Form 10-Q
period 2012-02-29
SCOOP MEDIA, INC.
filed 2012-04-16
CIK 1533615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

X .	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2012

or

.	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  _____________ to _____________

Commission File Number: 333-177592

SCOOP MEDIA, INC.

(Exact name of registrant as specified in its charter)

Nevada	33-1220471
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2187 Preville St., Lasalle, QC, Canada	H8N 1N4
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (514) 312-7576

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

Yes   X  . No      .

Indicate by a check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes      . No      .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.

Yes   X  . No      .

There were 5,500,000 shares of the Registrant’s Common Stock outstanding at April 16, 2012.

SCOOP MEDIA, INC.

QUARTERLY REPORT ON FORM 10-Q

FEBRUARY 29, 2012

CAUTIONARY STATEMENT ON FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q (this “Report”) contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions. Forward-looking statements speak only as of the date they are made, are based on various underlying assumptions and current expectations about the future and are not guarantees. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance or achievement to be materially different from the results of operations or plans expressed or implied by such forward-looking statements.

We cannot predict all of the risks and uncertainties. Accordingly, such information should not be regarded as representations that the results or conditions described in such statements or that our objectives and plans will be achieved and we do not assume any responsibility for the accuracy or completeness of any of these forward-looking statements. These forward-looking statements are found at various places throughout this Report and include information concerning possible or assumed future results of our operations, including statements about potential acquisition or merger targets; business strategies; future cash flows; financing plans; plans and objectives of management; any other statements regarding future acquisitions, future cash needs, future operations, business plans and future financial results, and any other statements that are not historical facts.

These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report. All subsequent written and oral forward-looking statements concerning other matters addressed in this Report and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Report.

Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise.

CERTAIN TERMS USED IN THIS REPORT

When this report uses the words “we,” “us,” “our,” and the “Company,” they refer to Scoop Media, Inc. “SEC” refers to the Securities and Exchange Commission.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

Scoop Media, Inc.

(A Development Stage Company)

February 29, 2012

(Unaudited)

Index

Balance Sheets as of February 29, 2012 and August 31, 2011 (Unaudited)	5

Statement of Expenses for the three and six months ended February 29, 2012 and from March 18, 2011	6
(Date of Inception) to February 29, 2012 (Unaudited)

Statement of Cash Flows for the six months ended February 29, 2012 and from March 18, 2011	7
(Date of Inception) to February 29, 2012 (Unaudited)

Notes to the Financial Statements (Unaudited)	8

Scoop Media, Inc.

(A Development Stage Company)

Balance Sheets

(Unaudited)

ASSETS	February 29, 2012	August 31, 2011

Current Assets

Cash	$47,189	$47,421
Prepaid Expenses	-	7,500

Total Current Assets	$47,189	$54,921

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Due to related parties	$380	$380

Total Current Liabilities	380	380

Stockholders’ Equity

Common stock Authorized: 200,000,000 shares, par value $0.001 5,500,000 share issued and outstanding	5,500	5,500

Additional paid-in capital	49,500	49,500

Deficit accumulated during the exploration stage	(8,191)	(459)

Total Stockholders’ Equity	46,809	54,541

Total Liabilities and Stockholders’ Equity	$47,189	$54,921

(The accompanying notes are an integral part of these unaudited financial statements)

Scoop Media, Inc.

(A Development Stage Company)

Statement of Expenses

(Unaudited)

	Three Months Ended February 29, 2012	Six Months Ended February 29, 2012	Period from March 18, 2011 (Date of Inception) to February 29, 2012

Expenses

General and administrative	$97	$7,732	$8,191

Total Operating Expenses	97	7,732	8,191

Net Loss	$(97)	$(7,732)	$(8,191)

Net Loss Per Share – Basic and Diluted	$(0.00)	$(0.00)	$-

Weighted Average Shares Outstanding	5,500,000	5,500,000	-

(The accompanying notes are an integral part of these unaudited financial statements)

 Scoop Media, Inc.

(A Development Stage Company)

Statement of Cash Flows

(Unaudited)

	Six Months Ended February 29, 2012	Period from March 18, 2011 (Date of Inception) to February 29, 2012

Operating Activities

Net loss for the period	$(7,732)	$(8,191)

Adjustments to reconcile net loss to net cash used in operating activities:

Changes in operating assets and liabilities:
Prepaid expenses	7,500	-

Net Cash Used in Operating Activities	(232)	(8,191)

Financing Activities

Proceeds from issuance of common stock	–	55,000
Proceeds from related party debt	–	380

Net Cash Provided by Financing Activities	–	55,380

Net Increase in Cash	(232)	47,189

Cash, Beginning of Period	47,421	-

Cash, End of Period	$47,189	$47,189

Supplemental Disclosures

Interest paid	$–	$–
Income taxes paid	–	–

(The accompanying notes are an integral part of these unaudited financial statements)

Scoop Media, Inc.

(A Development Stage Company)

Notes to the Financial Statements

(Unaudited)

1.

Nature of Operations, Continuance of Business and Basis of Presentation

Scoop Media, Inc. (the “Company”) was incorporated in the state of Nevada on March 18, 2011.  The Company has been in the exploration stage since its formation and has not commenced business operations.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize it assets and discharge its liabilities in the normal course of business. During the period ended February 29, 2012, the Company has an accumulated deficit of $8,191. The Company is in the business of developing a website that will provide reviews and information on online dating sites.  The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Basis of Presentation

These financial statements and notes are presented in accordance with accounting principles generally accepted in the United States. The Company’s fiscal year end is August 31.

The accompanying unaudited interim financial statements of Scoop Media, Inc. have  been prepared in according with accounting principles generally accepted in United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s latest Annual Report filed with SEC on Form S-1. In the option of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results of operations for the interim periods presented have been reflected herein. The results of operations for such interim periods are not necessarily indicative of operations for a full year. Notes to the consolidated financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year, 2011, as reported in Form S-1, have been omitted.

2. Subsequent Events

There are no subsequent events from March 1, 2012 through the date of this report.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read along with our financial statements and notes thereto contained elsewhere in this Report. The following discussion and analysis contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ significantly from the results, expectations and plans discussed in these forward-looking statements.  See “Cautionary Statement on Forward-Looking Information.”

We were incorporated in the state of Nevada on March 18, 2011 and our principal business address is 2187 Preville St., Lasalle, QC, Canada H8N 1N4. Our telephone number is (514) 312-7576 and our fax number is (514) 312-7573. Our United States and registered statutory office is located at 2360 Corporate Circle, Suite 400, Henderson, NV 89074-7722, telephone number (702) 866-2500. We have established a fiscal year end of August 31. The objective of this corporation is to develop an Internet dating website review and information site.

We plan to enter into the market with an information rich website that will allow users to review the features, benefits and costs of a large number of Internet dating websites.  The Company has reserved the URL www.thedatescoop.com  Plans for the website include search feature allowing users to view lists of dating websites sorted by any various categories including, but not limited to, geographic focus of the dating website, emphasis on users of a specific age range, religion, race, lifestyle, sexual orientation etc.  We plan to provide customized reviews of these dating websites summarizing, if the information is available, the membership makeup of the website, the costs associated with using the website, any promotions or specials the website is offering, the search features available to users of the website and whether or not the site offers a mobile application.

We also intend to offer discussion forums where users of our website can exchange feedback, tips, dating advice and ideas of how to get the most out of their online dating experience. In order to be able to participate in our discussion forums, we intend to require users to register with us and provide, at a minimum, their age, gender postal or zip code and e-mail address.  We may also offer incentives, such as prizes in the form of short term memberships at various dating sites, to encourage users to provide us with more detailed personal information like their income range, dating history, computer and mobile usage habits and preferences for various features of dating websites.  We may offer users the option to opt into promotional e-mails which we would then be able to send on a targeted basis on behalf of advertisers in order to increase our revenue opportunities. We could make these available to a wide range of potential advertisers, beyond the online dating market.

We intend to generate revenue primarily through advertising and referral agreements.  Many dating websites offer referral commissions whereby if another website sends a user to the dating site and that user subsequently purchases a membership, a commission is paid to the referring website. Simultaneous with the development of our website, we intend to contact numerous dating websites, starting with the largest and most popular, and set up referral agreements where possible along with the associated coding required on our end to facilitate tracking of any referred traffic.

Initially we intend to generate our advertising revenue through Google’s AdSense program. Google AdSense is an ad serving network run by Google Inc.   Website owners can enroll in this program to enable text, image, and video advertisements on their websites. The Google Adsense network is an end to end advertising solution completely managed by Google.  Advertisements are procured including associated payments, administered, maintained and technically delivered all by Google.  The advertisements can generate revenue on either a per-click or per-impression basis.  The Google Adsense program is free to use and the revenue split is 68% meaning the website operator is paid 68% of revenues generated by the advertisement.  To be eligible to participate in the Google Adsense program websites must meet several criteria which management believes we currently meet. Google reserves the right to change these criteria at any time so we may not meet the criteria in the future. As usage of our website increases, we may seek targeted advertisements from other sources such as online or traditional advertising agencies.

The scope of the first version of our website will primarily be determined by the success of this offering. The scope of the first version of our website will primarily be determined by the success of this offering.  As we continue to compile a list of the dating websites for which we intend to provide information and reviews, we are ordering these websites in terms of our best estimates of their relative size, as measured by number of members.  We intend to provide detailed information and reviews on these websites in order of their assumed relative size, starting with the largest and working toward the smallest.  While we cannot precisely estimate how many sites we will be able to review based on the amount of shares sold, the more shares we sell, the more dating websites will be reviewed in the first version of our website.

Management expects to have to invest in ongoing development, maintenance and expansion of the Company’s website in order to remain competitive.  The scope of the ongoing development of the website will be determined by the revenue generated and potentially by future financing opportunities. The Company has not yet implemented its business model and to date has generated no revenues.

Within ninety (90) days of completing our offering we hope to have raised enough funds to hire a developer for our website. We expect that the launch of our website will take place approximately four to six (4 - 6) months after the hiring of a developer. We hope to be able to generate revenues from our website within sixty to ninety days after its launch.

Scoop Media has no plans to change its business activities or to combine with another business and is not aware of any circumstances or events that might cause this plan to change.

Results of Operations

We had no revenue from March 18, 2011 (inception) through February 29, 2012 and expenses from inception through February 29, 2012 were $8,191, resulting in a net loss of $8,191.

Capital Resources and Liquidity

As of February 29, 2012 we had $47,189 in cash.  Our auditors have issued a “going concern” opinion, meaning that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital. We do not anticipate deriving even nominal revenues until we have completed the financing from this offering and implemented our plan of operations. We must raise cash to implement our strategy and stay in business. Due to the fact that we do not currently have any salaried employees, we believe that 25% of the amount of the offering will likely allow us to operate our business for at least one year by implementing a working website and commencing an advertising program.

Management may decide, based on market conditions, to such future private placements if management believes such private placements are in the best interests of the Company. However, additional equity financing may not be available to us on acceptable terms or at all, and thus we could fail to satisfy our future cash requirements. We believe we will be able to generate sales revenue within sixty (60) days of the launch of our website that will consist entirely of Google AdSense based payments.

Offering

On February 22, 2012, the SEC declared our Registration Statement to register a total of 10,000,000 shares of our common stock, effect. Pursuant to that registration statement, we will sell the registered shares at a fixed price of $.01 per share (the “Offering”). There is no minimum number of shares that must be sold by us for the Offering to close, and therefore we may receive no proceeds or very minimal proceeds from the offering. To date we have not sold any shares in the Offering.

We are highly dependent upon the success of the Offering. Therefore, the failure thereof would result in need to seek capital from other resources such as debt financing, which may not even be available to the Company. However, if such financing were available, because we are a development stage Company with no operations to date, it would likely have to pay additional costs associated with high risk loans and be subject to an above market interest rate. At such time these funds are required, management would evaluate the terms of such debt financing. If the Company cannot raise additional proceeds via a private placement of its common stock or secure debt financing, it would be required to cease business operations. As a result, investors would lose all of their investment.

We do not anticipate researching any further products or services nor the purchase or sale of any significant equipment. We also do not expect any significant additions to the number of employees.

As of the date of this Quarterly Report, the current funds available to the Company will not be sufficient to continue maintaining a reporting status past 12 months. The Company’s officers and directors, Mr. Awais Khan and Mr. Richard Lee have indicated that they may be willing to provide funds required to maintain the reporting status in the form of a non-secured loan for the next twelve months as the expenses are incurred if no other proceeds are obtained by the Company. However, there is no contract in place or written agreement securing this agreement. Management believes if the Company cannot maintain its reporting status with the SEC it will have to cease all efforts directed towards the Company. As such, any investment previously made would be lost in its entirety.

Off-balance sheet arrangements

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect or change on the Company’s financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term “off-balance sheet arrangement” generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with the Company is a party, under which the Company has (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Smaller reporting companies are not required to provide the information required by this item.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act that are designed to ensure that information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to management, including the principal executive and financial officer as appropriate, to allow timely decisions regarding required disclosures. Our principal executive officer and principal financial officer evaluated the effectiveness of disclosure controls and procedures as of February 29, 2012 pursuant to Rule 13a-15(b) under the Exchange Act.  Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective to ensure that information required to be included in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

A system of controls, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the system of controls are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

No changes were made to our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

From time to time, the Company may become involved in litigation relating to claims arising out of its operations in the normal course of business. We are not involved in any pending legal proceeding or litigation and, to the best of our knowledge, no governmental authority is contemplating any proceeding to which we are a party or to which any of our properties is subject, which would reasonably be likely to have a material adverse effect on the Company.

Item 1A.	Risk Factors

Smaller reporting companies are not required to provide the information required by this item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

On August 19, 2011, the Company issued 4,000,000 common shares at $0.01 per share for proceeds of $40,000.

On August 25, 2011, the Company issued 1,500,000 shares of common stock at $0.01 per share for proceeds of $15,000.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosure.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit Number	Description
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCOOP MEDIA, INC.

Dated: April 16, 2012	By:	/s/ Awais Khan
Awais Khan
President and Director Principal Executive Officer Principal Financial Officer Principal Accounting Officer