Form 10-Q
period 2012-05-31
SCOOP MEDIA, INC.
filed 2012-07-19
CIK 1533615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  X .

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2012

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

Yes   X  . No      .

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

Yes   X  . No      .

There were 5,500,000 shares of the Registrant’s Common Stock outstanding at July 16, 2012.

SCOOP MEDIA, INC.

QUARTERLY REPORT ON FORM 10-Q

MAY 31, 2012

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

PART I—FINANCIAL INFORMATION

Item 1.

Financial Statements.

Scoop Media, Inc.

(A Development Stage Company)

May 31, 2012

(Unaudited)

Index

Balance Sheet as of May 31, 2012 and August 31, 2011 (Unaudited)	5

Statement of Expenses for the three and nine months ended May 31, 2012 and from March 18, 2011 (Date of Inception) to May 31, 2011 and 2012 (Unaudited)	6

Statement of Cash Flows for the nine months ended May 31, 2012 and from March 18, 2011 (Date of Inception) to May 31, 2011 and 2012 (Unaudited)	7

Notes to the Financial Statements (Unaudited)	8

Scoop Media, Inc.

(A Development Stage Company)

Balance Sheet

(Unaudited)

ASSETS	May 31, 2012	August 31, 2011

Current Assets

Cash	$27,389	$47,421
Prepaid Expenses	-	7,500

Total Current Assets	$27,389	$54,921

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accrued liabilities	$6,000	$-
Due to related parties	380	380

Total Current Liabilities	6,380	380

Stockholders’ Equity

Common stock Authorized: 200,000,000 shares, par value $0.001 5,500,000 share issued and outstanding	5,500	5,500

Additional paid-in capital	49,500	49,500

Deficit accumulated during the development stage	(33,991)	(459)

Total Stockholders’ Equity	21,009	54,541

Total Liabilities and Stockholders’ Equity	$27,389	$54,921

(The accompanying notes are an integral part of these unaudited financial statements)

Scoop Media, Inc.

(A Development Stage Company)

Statement of Expenses

(Unaudited)

	Three Months Ended May 31, 2012	Nine Months Ended May 31, 2012	Period from March 18, 2011 (Date of Inception) to May 31, 2011	Period from March 18, 2011 (Date of Inception) to May 31, 2012

Expenses

General and administrative	$25,800	$33,532	$380	$33,991
	,
Total Operating Expenses	25,800	33,532	380	33,991

Net Loss	$(25,800)	$(33,532)	$(380)	$(33,991)

Net Loss Per Share – Basic and Diluted	$(0.00)	$(0.01)	N/A	N/A

Weighted Average Shares Outstanding	5,500,000	5,500,000	N/A	N/A

(The accompanying notes are an integral part of these unaudited financial statements)

Scoop Media, Inc.

(A Development Stage Company)

Statement of Cash Flows

(Unaudited)

	Nine Months Ended May 31, 2012	Period from March 18, 2011 (Date of Inception) to May 31, 2011	Period from March 18, 2011 (Date of Inception) to May 31, 2012

Operating Activities

Net loss for the period	$(33,532)	$(380)	$(33,991)

Adjustments to reconcile net loss to net cash used in operating activities:

Changes in operating assets and liabilities:
Prepaid expenses	7,500	-	–
Accrued liabilities	6,000	-	6,000

Net Cash Used in Operating Activities	(20,032)	(380)	(27,991)

Financing Activities

Proceeds from issuance of common stock	–	-	55,000
Proceeds from related party debt	–	380	380

Net Cash Provided by Financing Activities	–	380	55,380

Net Increase in Cash	(20,032)	-	27,389

Cash, Beginning of Period	47,421	-	-

Cash, End of Period	27,389	-	27,389

Supplemental Disclosures

Interest paid	$–	$-	$–
Income taxes paid	–	-	–

(The accompanying notes are an integral part of these unaudited financial statements)

Scoop Media, Inc.

(A Development Stage Company)

Notes to the Financial Statements

1.

Nature of Operations and Continuance of Business

Scoop Media, Inc. (the “Company”) was incorporated in the state of Nevada on March 18, 2011.  The Company has been in the exploration stage since its formation and has not commenced business operations.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize it assets and discharge its liabilities in the normal course of business. During the period ended May 31, 2012, the Company has an accumulated deficit of $33,991. The Company is in the business of developing a website that will provide reviews and information on online dating sites.  The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

2.

Subsequent Events

There are no subsequent events from June 1, 2012 through the date of this report.

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

Results of Operations

We had no revenue from March 18, 2011 (inception) through May 31, 2012 and expenses from inception through May 31, 2012 were $33,991, resulting in a net loss of $33,991.

Capital Resources and Liquidity

As of May 31, 2012 we had $27,389 in cash.  Our auditors have issued a “going concern” opinion, meaning that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital. We do not anticipate deriving even nominal revenues until we have completed the financing from this offering and implemented our plan of operations. We must raise cash to implement our strategy and stay in business. Due to the fact that we do not currently have any salaried employees, we believe that 25% of the amount of the offering will likely allow us to operate our business for at least one year by implementing a working website and commencing an advertising program.

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

Offering

On February 22, 2012, the SEC declared our Registration Statement to register a total of 10,000,000 shares of our common stock, effective. Pursuant to that Registration Statement, we will sell the registered shares at a fixed price of $0.01 per share (the “Offering”). There is no minimum number of shares that must be sold by us for the Offering to close, and therefore we may receive no proceeds or very minimal proceeds from the offering. To date we have not sold any shares in the Offering.

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

Item 4.

Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act that are designed to ensure that information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to management, including the principal executive and financial officer as appropriate, to allow timely decisions regarding required disclosures. Our principal executive officer and principal financial officer evaluated the effectiveness of disclosure controls and procedures as of May 31, 2012 pursuant to Rule 13a-15(b) under the Exchange Act.  Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective to ensure that information required to be included in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

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

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.

Defaults Upon Senior Securities.

None.

Item 4.

Mine Safety Disclosure.

Not applicable.

Item 5.

Other Information.

None.

Item 6.

Exhibits.

Exhibit No.	Description
31.1	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Schema

101.CAL *	XBRL Taxonomy Calculation Linkbase

101.DEF *	XBRL Taxonomy Definition Linkbase

101.LAB *	XBRL Taxonomy Label Linkbase

101.PRE *	XBRL Taxonomy Presentation Linkbase

In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not filed.

* Furnished herewith. XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCOOP MEDIA, INC.

Dated: July 18, 2012	By:	/s/ Awais Khan
Awais Khan
President and Director Principal Executive Officer Principal Financial Officer Principal Accounting Officer