Form 10-K
period 2012-08-31
SCOOP MEDIA, INC.
filed 2012-11-29
CIK 1533615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

_______________

FORM 10-K

_______________

  X . ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2012

or

      . TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______to______.

SCOOP MEDIA, INC.
(Exact name of registrant as specified in its charter)

Nevada	333-177592	33-1220471
(State or other jurisdiction of incorporation or organization)	(Commission file number)	(I.R.S. Employer Identification No.)

2187 Preville St. Lasalle, QC, Canada H8N 1N4
(Address of principal executive offices)

(514) 312-7576
(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes        .   No    X .

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Act.

Yes        .   No   X .

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes    X .    No        .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of the Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).    Yes    X .    No        .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.      .

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Exchange Act Rule 12b-2).

Large accelerated filer        .      Accelerated filer        .       Non-accelerated filer        .      Smaller reporting company    X .

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes    X .    No        .

As of the last business day of the registrant’s most recently completed second fiscal quarter, there was no active public trading market for our common stock.

As of November 28, 2012, the registrant had 8,000,000 shares of its common stock issued and outstanding.

Documents Incorporated by Reference: None.

TABLE OF CONTENTS

PAGE

                             PART I

ITEM 1.	Business	5
ITEM 1A.	Risk Factors	7
ITEM 2.	Properties	7
ITEM 3.	Legal Proceedings	7
ITEM 4.	Mine Safety Disclosures	7

                             PART II

                             PART III

                             PART IV

ITEM 15.	Exhibits, Financial Statement Schedules	16
SIGNATURES		16

FORWARD LOOKING STATEMENTS

This annual report contains forward-looking statements. Forward-looking statements are projections of events, revenues, income, future economic performance or management’s plans and objectives for our future operations. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” and the risks set out below, any of which may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks include, by way of example and not in limitation:

.	the uncertainty of profitability based upon our history of losses;
.	risks related to failure to obtain adequate financing on a timely basis and on acceptable terms to continue as going concern;
.	risks related to our international operations and any currency exchange fluctuations; and
.	other risks and uncertainties related to our business plan and business strategy.

This list is not an exhaustive list of the factors that may affect any of our forward-looking statements. These and other factors should be considered carefully and readers should not place undue reliance on our forward-looking statements. Forward looking statements are made based on management’s beliefs, estimates and opinions on the date the statements are made and we undertake no obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

References in this annual report to “we”, “us”, “our”, the “Company” refer to Scoop Media, Inc., unless otherwise indicated.

Our financial statements are stated in United States dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. All references to “common stock” refer to the common shares in our capital stock.

 PART I

ITEM 1.   BUSINESS

Business Overview

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

We plan to enter into the market with an information rich website that will allow users to review the features, benefits and costs of a large number of Internet dating websites.  The Company has reserved the URL www.thedatescoop.com, but we have not yet begun developing the website located at this URL.  Plans for the website include search feature allowing users to view lists of dating websites sorted by any various categories including, but not limited to, geographic focus of the dating website, emphasis on users of a specific age range, religion, race, lifestyle, sexual orientation etc.  We plan to provide customized reviews of these dating websites summarizing, if the information is available, the membership makeup of the website, the costs associated with using the website, any promotions or specials the website is offering, the search features available to users of the website and whether or not the site offers a mobile application.

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

Market Opportunity

As the market continues to grow, navigating the increasing number of potential dating websites to join will present an increasingly daunting task to would-be daters.  This means a growing opportunity for Scoop Media to consolidate and present useful information in a user-friendly, easily navigable format.

Management believes that as the online dating market becomes increasingly competitive, online dating website operators will make use of more targeted advertising strategies, which could likely include advertising on websites like ours.  We might also develop a regular newsletter which we will send to users who register with our site informing them of the latest news from the online dating scene and any specials or discounts being offered by sites which we review.

As our user base, expertise and knowledge of the industry grows, we may chose to expand our services by creating our own dating website.  While no formal plans, timeline or budget for such a project currently exist, management expects that such an endeavor would require additional financing.

Marketing

Our ability to generate advertising and referral revenue will be due in large part to our ability to get traffic to our website.  A key aspect of generating traffic is a website’s ranking in the major search engines, particularly Google.   Our initial marketing efforts will focus on getting our website ranked as highly as possible in the major search engines.  This will include various search engine optimization (SEO) techniques such as the use of meta tags throughout our website, internal linking to optimize the ability of search engines to ‘spider’ our website and soliciting back links, whereby other websites link to ours. We will be dependent on an SEO company, or independent contractors, to perform such SEO techniques.

We may also engage the services of an SEO company to help build our ranking in the search engines.  Many such companies exist and offer various services to help a websites’ search engine ranking.  Specific allocation of marketing funds will occur based on the success of this offering.

Some search engines determine ranking in part by the amount of relevant content a website has in relation to the associated search term.  We intend to launch our site with reviews and information on a large number of Internet dating websites.  We intend to continue to increase the content on our site, both my information we input and by user reviews, feedback and related discussions in the forums we plan to offer.

Content

A key way by which we intend to distinguish our website is the breadth and depth of our content and information about the online dating world and the various services offered by different websites. After we create the back end database infrastructure for our website at www.thedatescoop.com, we intend to retain both data entry and editorial staff to populate our website with information and reviews about a large number of Internet dating websites. If we sell 50% or less of the planned offering we will likely continue to outsource content development, website development and marketing.   If we sell 75% of the proposed offering we will likely hire a part time content manager.  If we sell the complete offering we will likely hire a full time content manager. Again, while we cannot precisely estimate how many dating websites will be reviewed in the first version of our website, we expect the amount of shares sold to directly affect how many dating websites are reviewed in the first version of our site.

We plan to retain data entry staff to enter the basic information about a large number of Internet dating sites, including, but not limited to, the URL of the website, any information available on the number of members, pricing / membership packages, any specific focus of the website such as geographic, lifestyle etc., whether the site offers a mobile application and a list of features offered by the site and whether payment is required to use any of the features.  Most of this information is generally available for free and easily discernable on most dating websites.  We expect to be able to use comparatively less sophisticated and less expense data entry type staff for this.

We also intend to retain editorial staff to provide reviews and more in depth analysis of many of the sites, beginning with the larger and more popular ones.  We expect this information to include comparisons and discussions of the various strengths and weaknesses of various sites in terms of their user friendliness, strength in certain geographic regions etc.  We expect these content writers to be more expensive to retain than the data entry staff previously mentioned.  Depending on the success of this offering, we may choose to focus first on the data entry portion of the project in order to get basic information on a large number of website to provide the greatest breadth possible to our service and then focus on the more in depth analysis as funds permit.

We may also augment our dating related content to include other dating services such as traditional match-making services, voice personals and local singles events.

Intellectual Property

We intend, in due course, subject to legal advice, to apply for trademark protection and/or copyright protection in the United States and other jurisdictions. In that regard, any summaries or reviews we write ourselves will be available for copyright protection.  In addition, if we develop a logo, we may seek trademark protection for it.

We intend to aggressively assert our rights trademark and copyright laws to protect our intellectual property, including product technology, product research and concepts and recognized trademarks. These rights are protected through the acquisition of trademark registrations, the maintenance of copyrights, and, where appropriate, litigation against those who are, in our opinion, infringing these rights.

While there can be no assurance that registered trademarks and copyrights will protect our proprietary information, we intend to assert our intellectual property rights against any infringer. Although any assertion of our rights can result in a substantial cost to, and diversion of effort by, our Company, management believes that the protection of our intellectual property rights is a key component of our operating strategy.

Regulatory Matters

We are unaware of and do not anticipate having to expend significant resources to comply with any governmental regulations. We are subject to the laws and regulations of those jurisdictions in which we plan to sell advertising, which are generally applicable to business operations, such as business licensing requirements, income taxes and payroll taxes. In general, the development and operation of our business is not subject to special regulatory and/or supervisory requirements.

Employees

As of November 29, 2012, Scoop Media has no employees other than its President, Awais Khan, and Vice President Richard Lee.

ITEM 1A.   RISK FACTORS

Smaller reporting companies are not required to provide the information required by this item.

ITEM 2.   PROPERTIES

Our principal executive office is located at 2187 Preville St., Lasalle, QC, Canada H8N 1N4, and our telephone number is (514) 312-7576.  We do not have a lease agreement for this property. This property is owned by our Chief Executive Officer, Awais Khan, and he allows us to use the space to run the business at no cost.  We have no other properties and at this time have no intention to acquire any properties.

ITEM 3.   LEGAL PROCEEDINGS

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

ITEM 4.   MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the OTC Bulletin Board (“OTCBB”) under the symbol “SOOP”. The OTCBB is a quotation service that displays real-time quotes, last-sale prices, and volume information in over-the-counter (“OTC”) equity securities that are not listed on national securities exchanges.

Since the inception, there has not been any public trading of our shares of common stock on the OTCBB. We can provide no assurance that our shares of common stock will be traded actively on the OTCBB.

Holders of Our Common Stock

As of the date of this report, in accordance with our transfer agent records, we had 34 shareholders holding 8,000,000 shares of our common stock.

Stock Option Grants

To date, we have not granted any stock options.

Dividends

Since inception we have not paid any dividends on our common stock. We currently do not anticipate paying any cash dividends in the foreseeable future on our common stock, when issued pursuant to this offering. Although we intend to retain our earnings, if any, to finance the exploration and growth of our business, our Board of Directors will have the discretion to declare and pay dividends in the future. Payment of dividends in the future will depend upon our earnings, capital requirements, and other factors, which our Board of Directors may deem relevant.

Transfer Agent and Registrar

Our transfer agent is Action Stock Transfer, 2469 E. Fort Union Blvd, Ste 214, Salt Lake City, UT 84121 and its phone number is (801) 274-1088.

Securities Authorized for Issuance Under Equity Compensation Plans

We presently do not have any equity based or other long-term incentive programs. In the future, we may adopt and establish an equity-based or other long-term incentive plan if it is in the best interest of the Company and our stockholders to do so.

ITEM 6.   SELECTED FINANCIAL DATA

As a smaller reporting company, we are not required to provide disclosure pursuant to this item.

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section of this Form 10-K includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our predictions.

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

Results of Operations

We had no revenue from March 18, 2011 (inception) through August 31, 2012 and expenses from inception through August 31, 2012 were $50,567, resulting in a net loss of $50,567.

Capital Resources and Liquidity

As of August 31, 2012 we had $12,313 in cash.  Our auditors have issued a “going concern” opinion, meaning that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital. We do not anticipate deriving even nominal revenues until we have implemented our plan of operations. We must raise cash to implement our strategy and stay in business.

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

On September 25, 2012, the Company sold 2,500,000 shares of common stock to 32 investors at $0.01 per share pursuant to the Offering, for aggregate proceeds to the Company of $25,000.

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

As of the date of this Report, the current funds available to the Company will not be sufficient to continue maintaining a reporting status past 12 months. The Company’s officers and directors, Mr. Awais Khan and Mr. Richard Lee have indicated that they may be willing to provide funds required to maintain the reporting status in the form of a non-secured loan for the next twelve months as the expenses are incurred if no other proceeds are obtained by the Company. However, there is no contract in place or written agreement securing this agreement. Management believes if the Company cannot maintain its reporting status with the SEC it will have to cease all efforts directed towards the Company. As such, any investment previously made would be lost in its entirety.

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

Critical Accounting Policies

The discussion and analysis of our results of operations and liquidity and capital resources are based on our consolidated financial statements, which have been prepared in accordance with GAAP. In connection with the preparation of our consolidated financial statements, the Company is required to make assumptions and estimates about future events, and apply judgments that affect the reported amounts of assets, liabilities, revenue, expenses, and the related disclosures. The assumptions, estimates and judgments included within these estimates are based on historical experience, current trends and other factors we believe to be relevant at the time the condensed consolidated financial statements were prepared. On a regular basis, the accounting policies, assumptions, estimates and judgments are reviewed to ensure that the consolidated financial statements are presented fairly and in accordance with GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from the assumptions and estimates, and such differences could be material.

We discussed accounting policies and assumptions that involve a higher degree of judgment and complexity within Note 2 to the consolidated financial statements included in this annual report. Management believes that the application of these policies on a consistent basis enables us to provide useful and reliable financial information about our Company’s operating results and financial condition.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable because we are a smaller reporting company.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Scoop Media, Inc.

(A Development Stage Company)

August 31, 2012

Index

Report of Independent Registered Public Accounting Firm

.F–1

Balance Sheets as of August 31, 2012 and August 31, 2011

F–2

Statements of Expenses

F–3

Statement of Stockholders’ Equity

F–4

Statements of Cash Flows

F–5

Notes to the Financial Statements

F–6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Scoop Media Inc.

(A Development Stage Company)

Henderson, NV

We have audited the accompanying balance sheets of Scoop Media Inc. (a development stage company) (the “Company”) as of August 31, 2012 and August 31, 2011, and the related statements of operations, stockholders’ equity , and cash flows for the year ended August 31, 2012 and  the period from March  18, 2011 (inception) through August 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of August 31, 2012 and August 31, 2011 and the related results of its operations and its cash flows for the year ended August 31, 2012 and the period from March 18, 2011 (inception) through August 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred losses from operation since inception. This factor raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to this matter are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP

www.malone-bailey.com

Houston, Texas

November 29, 2012

Scoop Media, Inc.

(A Development Stage Company)

Balance Sheets

ASSETS	August 31, 2012	August 31, 2011

Current Assets

Cash	$12,313	$47,421
Prepaid Expenses	-	7,500

Total Current Assets	$12,313	$54,921

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accrued liabilities	$7,500	$-
Due to related parties	380	380

Total Current Liabilities	7,880	380

Stockholders’ Equity

Common stock Authorized: 200,000,000 shares, par value $0.001 5,500,000 share issued and outstanding	5,500	5,500

Additional paid-in capital	49,500	49,500

Deficit accumulated during the development stage	(50,567)	(459)

Total Stockholders’ Equity	4,433	54,541

Total Liabilities and Stockholders’ Equity	$12,313	$54,921

(The accompanying notes are an integral part of these audited financial statements)

Scoop Media, Inc.

(A Development Stage Company)

Statements of Expenses

	Year Ended August 31, 2012	March 18, 2011 (Date of Inception) to August 31, 2011	March 18, 2011 (Date of Inception) to August 31, 2012

Expenses

General and administrative	$50,108	$459	$50,567

Total Operating Expenses	50,108	459	50,567

Net Loss	$(50,108)	$(459)	$(50,567)

Net Loss Per Share – Basic and Diluted	$(0.01)	$(0.00)

Weighted Average Shares Outstanding	5,500,000	323,864

(The accompanying notes are an integral part of these audited financial statements)

Scoop Media, Inc.

(An Exploration Stage Company)

Statement of Stockholders’ Equity

For the period from March 18, 2011 (Date of Inception) to August 31, 2012

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage	Total

Balance, March 18, 2011 (Date of Inception)	–	$-	$–	$–	$–

Common stock issued for cash	5,500,000	5,500	49,500	–	55,000

Net loss	–	–	–	(459)	(459)

Balance - August 31, 2011	5,500,000	$5,500	$49,500	$(459)	$54,541

Net loss	–	–	–	(50,108)	(50,108)

Balance - August 31, 2012	5,500,000	$5,500	$49,500	$(50,567)	$4,433

(The accompanying notes are an integral part of these audited financial statements)

Scoop Media, Inc.

(A Development Stage Company)

Statements of Cash Flows

	Year Ended August 31, 2012	Period from March 18, 2011 (Date of Inception) to August31, 2011	Period from March 18, 2011 (Date of Inception) to August 31, 2012

Operating Activities

Net loss	$(50,108)	$(459)	$(50,567)

Adjustments to reconcile net loss to net cash used in operating activities:

Changes in operating assets and liabilities:
Prepaid expenses	7,500	(7,500)	–
Accrued liabilities	7,500	-	7,500

Net Cash Used in Operating Activities	(35,108)	(7,959)	(43,067)

Financing Activities

Proceeds from issuance of common stock	–	55,000	55,000
Proceeds from related party debt	–	380	380

Net Cash Provided by Financing Activities	–	55,380	55,380

Net Increase/(Decrease) in Cash	(35,108)	47,421	12,313

Cash, Beginning of Period	47,421	-	-

Cash, End of Period	$12,313	$47,421	$12,313

Supplemental Disclosures

Interest paid	$–	$-	$–
Income taxes paid	$–	$-	$–

(The accompanying notes are an integral part of these audited financial statements)

Scoop Media, Inc.

(A Development Stage Company)

Notes to the Financial Statements

1.

Nature of Operations and Continuance of Business

Scoop Media, Inc. (the “Company”) was incorporated in the state of Nevada on March 18, 2011.  The Company complies with ASC 915-15 and has been in the development stage since its formation and has not commenced business operations.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize it assets and discharge its liabilities in the normal course of business. During the period ended August 31, 2012, the Company has an accumulated deficit of $50,567. The Company is in the business of developing a website that will provide reviews and information on online dating sites.  The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.

Summary of Significant Accounting Policies

a)

Basis of Presentation

These financial statements and notes are presented in accordance with accounting principles generally accepted in the United States. The Company’s fiscal year end is August 31.

b)

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company regularly evaluates estimates and assumptions related to the recoverability of long-lived assets, donated expenses and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

c)

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

d)

Financial Instruments

The fair values of financial instruments which include cash and amounts due to related parties were estimated to approximate their carrying values due to the immediate or relatively short maturity of these instruments.

The Company’s operations and financing activities are conducted primarily in United States dollars, and as a result the Company is not subject to significant exposure to market risks from changes in foreign currency rates.  Management has determined that the Company is not exposed to significant credit risk.

Scoop Media, Inc.

(A Development Stage Company)

Notes to the Financial Statements

2.

Summary of Significant Accounting Policies (continued)

e)

Loss per Share

The Company computes net loss per share in accordance with ASC 740 "Earnings per Share". ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive.

f)

Income Taxes

The Company accounts for income taxes using the asset and liability approach.   Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amounts expected to be realized

g)

Recent Accounting Pronouncements

The Company adopted new accounting guidance on business combinations.  This new accounting guidance broadens the scope of business combinations, extending its applicability to all transactions and other events in which one entity obtains control over one or more other businesses.  It broadens the fair value measurement and recognition of assets acquired, liabilities assumed and interests transferred as a result of business combinations.  It also expands on required disclosures to improve the statement users’ abilities to evaluate the nature and financial effects of business combinations. The adoption of this guidance did not have a material impact on the Company’s financial statements.

The Company does not expect the adoption of any other recently issued accounting pronouncements to have a significant effect on its financial statements.

3.

Related Party Transactions

a)

As at August 31, 2012, the Company was indebted to the President of the Company in the amount of $380, which is non-interest bearing, unsecured, and due on demand.

4.

Common Stock

a)

On August 19, 2011, the Company issued 4,000,000 common shares at $0.01 per share for proceeds of $40,000.

b)

On August 25, 2011, the Company issued 1,500,000 shares of common stock at $0.01 per share for proceeds of $15,000.

Scoop Media, Inc.

(A Development Stage Company)

Notes to the Financial Statements

5.

Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has incurred a net operating loss of $50,567 which starts to expire in 2031. The Company has adopted ASC 740, “Accounting for Income Taxes”, as of its inception. Pursuant to ASC 740, the Company is required to compute tax asset benefits for non-capital losses carried forward. The potential benefit of the net operating loss has not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the loss carried forward in future years.

The income tax benefit differs from the amount computed by applying the federal income tax rate of 34% to net loss before income taxes for the period ended August 31 as a result of the following:

	2011 $	2012 $

Income tax benefit computed at statutory rates	156	17,193
Valuation allowance	(156)	(17,193)

Provision for income taxes	–	–

6.

Subsequent Events

On September 25, 2012, the Company sold 2,500,000 common shares to multiple investors at $0.01 for total proceeds of $25,000.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act that are designed to ensure that information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to management, including the principal executive and financial officer as appropriate, to allow timely decisions regarding required disclosures. Our principal executive officer and principal financial officer evaluated the effectiveness of disclosure controls and procedures as of August 31, 2012 pursuant to Rule 13a-15(b) under the Exchange Act.  Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective to ensure that information required to be included in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

A system of controls, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the system of controls are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Management's Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  Our internal control system was designed to, in general, provide reasonable assurance to the Company’s management and board regarding the preparation and fair presentation of published financial statements, but because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of August 31, 2012.  The framework used by management in making that assessment was the criteria set forth in the document entitled “ Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our management has determined that as of August 31, 2012, the Company’s internal control over financial reporting were fully effective for the purposes for which it is intended.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission adopted as of September 21, 2010 that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Company in its early stage has limited funding to employ full-time senior management team. Thereby the Company has adopted the strategy of electing founders as board members to work together to execute the goals and objectives of the Company. As the Company matures, the Board would review and make the necessary changes.

Our directors hold office until their successors are elected and qualified, or until their deaths, resignations or removals. Our officers hold office at the pleasure of our board of directors, or until their deaths, resignations or removals.  Our directors and executive officers, their ages, and positions held are as follows:

Directors and Executive Officers

Name	Age	Position
Awais Khan	42	President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer, and Director

Richard Lee	42	Vice President and Director

Business Experience

The following is a brief account of the education and business experience of our directors and executive officers during at least the past five years, indicating their principal occupations and employment during the period, and the name and principal business of the organization in which such occupations or employment were carried on.

Awais Khan, President, Chief Executive Officer, Chief Financial Officer,  Secretary, Treasurer, and Director

Mr. Khan obtained a diploma in commerce at Dawson College in Montreal in 1993. From September 2000 to April 2010 Mr. Khan worked for The Standard Life Assurance Company in Montreal, Canada.  Mr. Khan worked in the Corporate Accounting department where his main duties included protecting the Company from financial losses.  He investigated, monitored and reconciled general ledger product related accounts.  The product related accounts Mr. Khan worked on included Registered Retirement Income Funds; RRSP’s and Annuities.  Mr. Khan was also responsible for balancing control (cash) accounts.  From July 2011 to present Mr. Khan has been employed by McGill University in the accounting department.  His duties include monitoring and reconciling vendor accounts. Mr. Khan currently spends approximately 20hrs/wk providing services to our Company, which represents approximately 30% of his working hours.

Richard Lee, Vice President and Director

Mr. Lee obtained a diploma in business administration, specializing in finance from Vanier College in Quebec in 2004.  He also obtained a Certificate in Accounting Practices from Concordia University in Montreal in 2010.  From March 2005 to November 2009, Mr. Lee worked for The Standard Life Assurance Company in Montreal, Canada.  Mr. Lee worked in the accounting control and support group where his duties included the management of banking functions, transaction processing, accounts receivable management, reconciliation of general ledger product accounts and support for internal and external audit procedures. From December 2009 to January 2011 Mr. Lee worked as a treasury administrator for Future Electronics, Inc. where his duties included the management of banking activities, management of the treasury database, reconciliation of the general ledger product accounts and cash forecasting.  Since December 2010 Mr. Lee has served as Vice President for 9223-2008 Québec Inc. and 9230-1605 Québec Inc., each of which owns and operates a dry cleaning business.  Mr. Lee’s duties include purchasing, inventory and cash management as well as staff training and supervision. Mr. Lee currently spends approximately 5hrs per week providing services to our Company, which represents approximately 10% of his working hours.

Conflicts of Interest

At the present time, the Company does not foresee any direct conflict between either Mr. Khan’s or Mr. Lee’s other business interests and their involvement in Scoop Media.

Family Relationships

No family relationship exists between any director, executive officer, or any person contemplated to become such.

Director Independence

We currently do not have any independent directors serving on our board of directors.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers have been convicted in a criminal proceeding, excluding traffic violations or similar misdemeanors, or has been a party to any judicial or administrative proceeding during the past five years that resulted in a judgment, decree or final order enjoining the person from future violations of, or prohibiting activities subject to, federal or state securities laws, or a finding of any violation of federal or state securities laws, except for matters that were dismissed without sanction or settlement. Except as set forth in our discussion below in “Certain Relationships and Related Transactions,” none of our directors, director nominees or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

Code of Business Conduct and Ethics

We currently do not have a Code of Business Conduct and Ethics.  We intend to adopt a code of ethics that applies to our chief executive officer and chief financial officer during the fiscal year ending August 31, 2012.

ITEM 11.   EXECUTIVE COMPENSATION

Summary Compensation Table – Fiscal Years Ended August 31, 2012 and 2011

Scoop Media has made no provisions for paying cash or non-cash compensation to either of its two officers and directors. No salaries are being paid at the present time, and none will be paid unless and until our operations generate sufficient cash flows.

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the named person for services rendered in all capacities during the noted periods.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year Ended March 31	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation Earnings ($)	Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Awais Khan
President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer, and Director	2012	0	0	0	0	0	0	0	0
	2011	0	0	0	0	0	0	0	0

Richard Lee
Vice President and Director	2012	0	0	0	0	0	0	0	0
	2011	0	0	0	0	0	0	0	0

We have not paid any salaries to date. We do not anticipate beginning to pay salaries until we have adequate funds to do so. There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our officers and director other than as described herein.

Equity Awards

We have not awarded any shares of stock, options or other equity securities to our directors or executive officers since our inception. We have not adopted any equity incentive plan.  There were no grants of stock options since inception to the date of this Prospectus.

The Board of Directors of Scoop Media has not adopted a stock option plan. The Company has no plans to adopt it but may choose to do so in the future. If such a plan is adopted, this may be administered by the board or a committee appointed by the board (the “Committee”). The committee would have the power to modify, extend or renew outstanding options and to authorize the grant of new options in substitution therefore, provided that any such action may not impair any rights under any option previously granted. Scoop Media may develop an incentive based stock option plan for its officers and directors and may reserve up to 10% of its outstanding shares of common stock for that purpose.

Director Compensation

Our directors are not compensated for their services and we have no plans to pay our directors any money in the future. The board has not implemented a plan to award options to our director. There are no contractual arrangements with any member of the board of directors. We have no director's service contracts.

Employment Contracts

We have no employment contracts with any of our officers or directors.

Long-Term Incentive Plan Awards

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance.

Indemnification

Under our Articles of Incorporation and Bylaws of the corporation, we may indemnify an officer or director who is made a party to any proceeding, including a law suit, because of his position, if he acted in good faith and in a manner he reasonably believed to be in our best interest. We may advance expenses incurred in defending a proceeding. To the extent that the officer or director is successful on the merits in a proceeding as to which he is to be indemnified, we must indemnify him against all expenses incurred, including attorney's fees. With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, only by a court order. The indemnification is intended to be to the fullest extent permitted by the laws of the State of Nevada.

Regarding indemnification for liabilities arising under the Securities Act of 1933, which may be permitted to directors or officers under Nevada law, we are informed that, in the opinion of the Securities and Exchange Commission, indemnification is against public policy, as expressed in the Act and is, therefore, unenforceable.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of November 29, 2012, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock, by each of our directors and executive officers, and by our directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated.

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (1)

Common Stock	Awais Khan	4,000,000	50%
Common Stock	Chung Tung Lim	1,500,000	18.75%
Common Stock	All Executive Officers and Directors as a group (10 persons)	5,500,000	68.75%

(1) Based on 8,000,000 shares of our common stock outstanding as of November 29, 2012.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Other than as disclosed below, there has been no transaction, since our inception on March 18, 2011, or currently proposed transaction, in which we were or are to be a participant and the amount involved exceeds the lesser of $120,000 or one percent of our total assets at year end for the last completed fiscal year, and in which any of the following persons had or will have a direct or indirect material interest:

(A)	Any of our directors or officers;
(B)	Any proposed nominee for election as our director;
(C)	Any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our common stock; or
(D)

Any relative or spouse of any of the foregoing persons, or any relative of such spouse, who has the same house as such person or who is a director or officer of any parent or subsidiary of our company.

On August 30, 2011 we issued 4,000,000 shares of our common stock to our director Awais Khan at a price of $0.01 and 1,500,000 shares of our common stock to Richard Lee at a price of $0.01 per share. The shares were issued to both subscribers pursuant to Section 4(2) of the Securities Act of 1933 and/or Regulation S of the Securities Act of 1933 on the basis that the subscribers represented to us that they were not a “US Person” as such term is defined in Regulation S.

As at August 31, 2012, the Company was indebted to Awais Khan in the amount of $380, which is non-interest bearing, unsecured, and due on demand.

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

During the Company’s fiscal years ended August 31, 2012 and 2011, we were billed approximately $4,500 and $4,500, respectively for professional services rendered for the audit and review of our financial statements.

Audit Related Fees

There were no fees for audit related services for the years ended August 31, 2012 and 2011.

Tax Fees

The Company did not retain any professional services related to tax compliance, tax advice, and tax planning by our principal accountant for the fiscal years ended August 31, 2012 and 2011.

All Other Fees

The Company did not incur any other fees related to other services rendered by our principal accountant for the fiscal years ended August 31, 2012 and 2011.

PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description
3.1	Articles of Incorporation (1)
3.2	Certificate to Amendment of Articles of Incorporation (2)
3.3	By-Laws (1)
31.1*	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS***	XBRL Instance Document
101.SCH ***	XBRL Taxonomy Extension Schema Document
101.CAL ***	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF ***	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB ***	XBRL Taxonomy Extension Label Linkbase Document
101.PRE ***	XBRL Taxonomy Extension Presentation Linkbase Document

*

Filed herewith.

**

In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not filed.

***

XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

(1) Incorporated by reference to the Company’s Form S-1 filed with the SEC on October 28, 2011.

(2) Incorporated by reference to the Company’s Form S-1/A filed with the SEC on January 5, 2012.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCOOP MEDIA, INC.

Date: November 29, 2012	By: /s/ Awais Khan
Awais Khan
President and Director Principal Executive Officer Principal Financial Officer Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: November 29, 2012	By: /s/ Awais Khan
Awais Khan
President and Director Principal Executive Officer Principal Financial Officer Principal Accounting Officer

Date: November 29, 2012	By: /s/ Richard Lee
Richard Lee Vice President and Director