Form 10-Q
period 2012-11-30
SCOOP MEDIA, INC.
filed 2013-01-16
CIK 1533615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Mark One

  X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2012

or

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

Yes  X . No      .

There were 8,000,000 shares of the Registrant’s Common Stock outstanding at January 16, 2013.

SCOOP MEDIA, INC.

QUARTERLY REPORT ON FORM 10-Q

NOVEMBER 30, 2012

CAUTIONARY STATEMENT ON FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q (this “Report”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions. Forward-looking statements speak only as of the date they are made, are based on various underlying assumptions and current expectations about the future and are not guarantees. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance or achievement to be materially different from the results of operations or plans expressed or implied by such forward-looking statements.

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

PART I—FINANCIAL INFORMATION

Item 1.

Financial Statements.

Scoop Media, Inc.

(A Development Stage Company)

November 30, 2012

(Unaudited)

Index

Balance Sheets

5

Statements of Expenses

6

Statements of Cash Flows

7

Notes to the Financial Statements

8

Scoop Media, Inc.

(A Development Stage Company)

Balance Sheets

(Unaudited)

ASSETS
	November 30, 2012 $	August 31, 2012 $

Current Assets

Cash	11,193	12,313

Total Current Assets	11,193	12,313

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accrued liabilities	9,000	7,500
Due to related parties	380	380

Total Current Liabilities	9,380	7,880

Stockholders’ Equity

Common stock Authorized: 200,000,000 shares, par value $0.001 8,000,000 and 5,500,000 share issued and outstanding, respectively	8,000	5,500

Additional paid-in capital	72,000	49,500

Deficit accumulated during the development stage	(78,187)	(50,567)

Total Stockholders’ Equity	1,813	4,433

Total Liabilities and Stockholders’ Equity	11,193	12,313

(The accompanying notes are an integral part of these unaudited financial statements)

Scoop Media, Inc.

(A Development Stage Company)

Statements of Expenses

(Unaudited)

	Three Months Ended November 30, 2012 $	Three Months Ended November 30, 2011 $	March 18, 2011 (Date of Inception) to November 30, 2012 $

Expenses

General and administrative	27,620	7,635	78,187
	,
Total Operating Expenses	27,620	7,635	78,187

Net Loss	(27,620)	(7,635)	(78,187)

Net Loss Per Share – Basic and Diluted	(0.00)	(0.00)

Weighted Average Shares Outstanding	7,313,187	5,500,000

(The accompanying notes are an integral part of these unaudited financial statements)

Scoop Media, Inc.

(A Development Stage Company)

Statements of Cash Flows

(Unaudited)

	Three Months Ended November 30, 2012 $	Three Months Ended November 30, 2011 $	Period from March 18, 2011 (Date of Inception) to November 30, 2012 $

Operating Activities

Net loss	(27,620)	(7,635)	(78,187)

Adjustments to reconcile net loss to net cash used in operating activities:

Changes in operating assets and liabilities:
Prepaid expenses	–	7,500	–
Accrued liabilities	1,500	–	9,000

Net Cash Used in Operating Activities	(26,120)	(135)	(69,187)

Financing Activities

Proceeds from issuance of common stock	25,000	–	80,000
Proceeds from related party debt	–	–	380

Net Cash Provided by Financing Activities	25,000	–	80,380

Net Increase in Cash	(1,120)	(135)	11,193

Cash, Beginning of Period	12,313	47,421	–

Cash, End of Period	11,193	47,286	11,193

Supplemental Disclosures

Interest paid	–	–	–
Income taxes paid	–	–	–

(The accompanying notes are an integral part of these unaudited financial statements)

Scoop Media, Inc.

(A Development Stage Company)

Notes to the Financial Statements

(Unaudited)

1.

Nature of Operations, Continuance of Business, and Basis of Presentation

Scoop Media, Inc. (the “Company”) was incorporated in the state of Nevada on March 18, 2011.  The Company has been in the exploration stage since its formation and has not commenced business operations.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize it assets and discharge its liabilities in the normal course of business. During the period ended November 30, 2012, the Company has an accumulated deficit of $78,187. The Company is in the business of developing a website that will provide reviews and information on online dating sites.  The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Basis of Presentation

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s most recent Annual Financial Statements filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim period presented have been reflected herein. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal period, as reported in the Form 10-K, have been omitted.

2.

Related Party Transactions

a)

As at November 30, 2012, the Company was indebted to the President of the Company in the amount of $380, which is non-interest bearing, unsecured, and due on demand.

3.

Common Stock

a)

On September 25, 2012, the Company issued 2,500,000 shares of common stock at $0.01 per share for proceeds of $25,000.

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

Results of Operations

We had no revenue from March 18, 2011 (inception) through November 30, 2012 and expenses from inception through November 30, 2012 were $78,187, resulting in a net loss of $78,187.

For the three months ended November 30, 2012 and 2011

The following table presents the statement of operations for three months ended November 30, 2012 as compared to the three months ended November 30, 2011. The discussion following the table is based on these results.

	For The Three Months Ended November 30,	For The Three Months Ended November 30,
	2012	2011

Revenue	$-	$-

Total Operating Expenses	$27,620	$7,635

Net Loss	$(27,620)	$(7,635)

Revenues

We had no revenue for the three months ended November 30, 2012 and 2011.

Operating expenses

We incurred $27,620 in operating expenses, including professional fees and general administrative costs, during the three months ended November 30, 2012.  We incurred $7,635 in operating expenses during the three months ended November 30, 2011.

Net Loss

Our operating results have recognized a loss in the amount of $27,620 and $7,635 for the three months ended November 30, 2012 and 2011, respectively.

Liquidity and Capital Resources

As of November 30, 2012 we had $11,193 in cash.  Our auditors have issued a “going concern” opinion, meaning that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital. We do not anticipate deriving even nominal revenues until we have completed the financing from this offering and implemented our plan of operations. We must raise cash to implement our strategy and stay in business. Due to the fact that we do not currently have any salaried employees, we believe that 25% of the amount of the offering will likely allow us to operate our business for at least one year by implementing a working website and commencing an advertising program.

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

Item 4.

Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act that are designed to ensure that information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to management, including the principal executive and financial officer as appropriate, to allow timely decisions regarding required disclosures. Our principal executive officer and principal financial officer evaluated the effectiveness of disclosure controls and procedures as of November 30, 2012 pursuant to Rule 13a-15(b) under the Exchange Act.  Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective to ensure that information required to be included in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

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

SCOOP MEDIA, INC.

Dated: January 16, 2013	By:	/s/ Awais Khan
Awais Khan
President, Chief Executive Officer, Chief Financial Officer, Secretary, and Treasurer (Duly Authorized Principal Executive Officer and Principal Financial Officer)