Form 10-Q
period 2013-02-28
SCOOP MEDIA, INC.
filed 2013-04-18
CIK 1533615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

  X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2013

or

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

Yes  X . No      .

There were 8,000,000 shares of the Registrant’s Common Stock outstanding at April 15, 2013.

SCOOP MEDIA, INC.

QUARTERLY REPORT ON FORM 10-Q

FEBRUARY 28, 2013

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

PART I—FINANCIAL INFORMATION

Item 1.

Financial Statements.

Scoop Media, Inc.

(A Development Stage Company)

February 28, 2013

(Unaudited)

Index

Balance Sheet	5

Statement of Expenses	6

Statement of Cash Flows	7

Notes to the Financial Statements	8

Scoop Media, Inc.

(A Development Stage Company)

Balance Sheet

(Unaudited)

	February 28, 2013	August 31, 2012
ASSETS

Current Assets

Cash	$9,121	$12,313

Total Current Assets	$9,121	$12,313

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accrued liabilities	$10,500	$7,500
Due to related parties	380	380

Total Current Liabilities	10,880	7,880

Stockholders’ Equity

Common stock Authorized: 200,000,000 shares, par value $0.001 8,000,000 and 5,500,000 share issued and outstanding, respectively	8,000	5,500

Additional paid-in capital	72,000	49,500

Deficit accumulated during the development stage	(81,759)	(50,567)

Total Stockholders’ Equity	(1,759)	4,433

Total Liabilities and Stockholders’ Equity	$9,121	$12,313

(The accompanying notes are an integral part of these unaudited financial statements)

Scoop Media, Inc.

(A Development Stage Company)

Statements of Expenses

(Unaudited)

	Three Months Ended February 28, 2013	Three Months Ended February 29, 2012	Six Months Ended February 28, 2013	Six Months Ended February 29, 2012		March 18, 2011 (Date of Inception) to February 28, 2013

Expenses

General and administrative	$3,572	$97	$31,192	$7,732		$81,759

Total Operating Expenses	3,572	97	31,192	7,732		81,759

Net Loss	$(3,572)	$(97)	$(31,192)	$(7,732)		$(81,759)

Net Loss Per Share – Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$	N/A

Weighted Average Shares Outstanding	8,000,000	5,500,000	7,654,696	5,500,000		N/A

(The accompanying notes are an integral part of these unaudited financial statements)

Scoop Media, Inc.

(A Development Stage Company)

Statement of Cash Flows

(Unaudited)

	Six Months Ended February 28, 2013	Six Months Ended February 29, 2012	Period from March 18, 2011 (Date of Inception) to February 28, 2013

Operating Activities

Net loss for the period	$(31,192)	$(7,732)	$(81,759)

Adjustments to reconcile net loss to net cash used in operating activities:

Changes in operating assets and liabilities:
Prepaid expenses	–	7,500	–
Accrued liabilities	3,000	–	10,500

Net Cash Used in Operating Activities	(28,192)	(232)	(71,259)

Financing Activities

Proceeds from issuance of common stock	25,000	–	80,000
Proceeds from related party debt	–	–	380

Net Cash Provided by Financing Activities	25,000	–	80,380

Net Increase in Cash	(3,192)	(232)	9,121

Cash, Beginning of Period	12,313	47,421	-

Cash, End of Period	9,121	47,189	9,121

Supplemental Disclosures

Interest paid	$–	$–	$–
Income taxes paid	–	–	–

(The accompanying notes are an integral part of these unaudited financial statements)

Scoop Media, Inc.

(A Development Stage Company)

Notes to the Financial Statements

(Unaudited)

1.

Nature of Operations and Continuance of Business (Going Concern)

Scoop Media, Inc. (the “Company”) was incorporated in the state of Nevada on March 18, 2011.  The Company has been in the exploration stage since its formation and has not commenced business operations.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize it assets and discharge its liabilities in the normal course of business. During the period ended February 28, 2013, the Company has an accumulated deficit of $81,759. The Company is in the business of developing a website that will provide reviews and information on online dating sites.  The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

2.

Related Party Transactions

a)

As at February 28, 2013, the Company was indebted to the President of the Company in the amount of $380, which is non-interest bearing, unsecured, and due on demand.

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

We plan to enter into the market with an information rich website that will allow users to review the features, benefits and costs of a large number of internet dating websites.  The Company has reserved the URL www.thedatescoop.com.  Plans for the website include a search feature allowing users to view lists of dating websites sorted by any various categories including, but not limited to, geographic focus of the dating website, emphasis on users of a specific age range, religion, race, lifestyle, sexual orientation, etc.  We plan to provide customized reviews of these dating websites summarizing, if the information is available, the membership makeup of the website, the costs associated with using the website, any promotions or specials the website is offering, the search features available to users of the website and whether or not the site offers a mobile application.

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

Initially we intend to generate our advertising revenue through Google’s AdSense program. Google AdSense is an ad serving network run by Google Inc.   Website owners can enroll in this program to enable text, image, and video advertisements on their websites. The Google Adsense network is an end to end advertising solution completely managed by Google.  Advertisements are procured including associated payments, administered, maintained and technically delivered all by Google.  The advertisements can generate revenue on either a per-click or per-impression basis.  The Google Adsense program is free to use and the revenue split is 68%, meaning the website operator is paid 68% of revenues generated by the advertisement.  To be eligible to participate in the Google Adsense program websites must meet several criteria, which management believes we currently meet. Google reserves the right to change these criteria at any time so we may not meet the criteria in the future. As usage of our website increases, we may seek targeted advertisements from other sources such as online or traditional advertising agencies.

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

Results of Operations

We had no revenue from March 18, 2011 (inception) through February 28, 2013 and expenses from inception through February 28, 2013 were $81,759, resulting in a net loss of $81,759.

For the three and six months ended February 28, 2013 and 2012

The following table presents the statement of operations for three and six months ended February 28, 2013 as compared to the three and six months ended February 28, 2012. The discussion following the table is based on these results.

	For The Three Months Ended February 28,	For The Three Months Ended February 29,	For The Six Months Ended February 28,	For The Six Months Ended February 29,
	2013	2012	2013	2012

Revenue	$-	$-	$-	$-

Total Operating Expenses	$3,572	$97	$31,192	$7,732

Net Loss	$(3,572)	$(97)	$(31,192)	$(7,732)

Revenues

We had no revenue for the three and six months ended February 28, 2013 and February 29, 2012.

Operating expenses

We incurred $3,572 in operating expenses, including professional fees and general administrative costs, during the three months ended February 28, 2013.  We incurred $97 in operating expenses during the three months ended February 29, 2012.

We incurred $31,192 in operating expenses, including professional fees and general administrative costs, during the six months ended February 28, 2013.  We incurred $7,732 in operating expenses during the six months ended February 29, 2012.

Net Loss

Our operating results have recognized a loss in the amount of $3,572 and $97 for the three months ended February 28, 2013 and February 29, 2012, respectively. Our operating results have recognized a loss in the amount of $31,192 and $7,732 for the six months ended February 28, 2013 and February 29, 2012, respectively.

Liquidity and Capital Resources

As of February 28, 2013, we had $9,121 in cash.  Our auditors have issued a “going concern” opinion, meaning that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital. We do not anticipate deriving even nominal revenues until we have completed the financing from this offering and implemented our plan of operations. We must raise cash to implement our strategy and stay in business. Due to the fact that we do not currently have any salaried employees, we believe that 25% of the amount of the offering will likely allow us to operate our business for at least one year by implementing a working website and commencing an advertising program.

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

As of the date of this Quarterly Report, the current funds available to the Company will not be sufficient to continue maintaining a reporting status past twelve months. The Company’s officers and directors, Mr. Awais Khan and Mr. Richard Lee have indicated that they may be willing to provide funds required to maintain the reporting status in the form of a non-secured loan for the next twelve months as the expenses are incurred if no other proceeds are obtained by the Company. However, there is no contract in place or written agreement securing this agreement. Management believes if the Company cannot maintain its reporting status with the SEC it will have to cease all efforts directed towards the Company. As such, any investment previously made would be lost in its entirety.

Recent Accounting Pronouncements

There are no recent accounting pronouncements that are expected to have an effect on the Company’s financial statements.

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

Item 4.

Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act that are designed to ensure that information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to management, including the principal executive and financial officer as appropriate, to allow timely decisions regarding required disclosures. Our principal executive officer and principal financial officer evaluated the effectiveness of disclosure controls and procedures as of February 28, 2013 pursuant to Rule 13a-15(b) under the Exchange Act.  Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective to ensure that information required to be included in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

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

SCOOP MEDIA, INC.

Dated: April 18, 2013	By:	/s/ Awais Khan
Awais Khan
President, Chief Executive Officer, Chief Financial Officer, Secretary, and Treasurer (Duly Authorized Principal Executive Officer and Principal Financial Officer)