Form 10-K/A
period 2012-08-31
SCOOP MEDIA, INC.
filed 2013-04-23
CIK 1533615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

_______________

FORM 10-K/A

Amendment no. 1

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

As of April 23, 2013, the registrant had 8,000,000 shares of its common stock issued and outstanding.

Documents Incorporated by Reference: None.

TABLE OF CONTENTS

PAGE

                             PART III

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	5

                             PART IV

Item 15.	Exhibits, Financial Statement Schedules	5
Signatures		6

EXPLANATORY NOTE

This Amendment No. 1 (the “Amendment”) to our Annual Report on Form 10-K for the year ended August 31, 2012 filed on November 29, 2012 (the “Original 10-K”), of Scoop Media, Inc. (the “Company”) is being filed with the Securities and Exchange Commission (the “SEC”) to restate the disclosure in Item 12 of the Original 10-K regarding the security ownership of certain beneficial owners of the Company. Only Items 12 and 15 have been amended and restated in this Amendment.  Specifically, the table setting forth the beneficial ownership of more than 5% of our common stock has been revised to reflect that Richard Lee, and not Chung Tung Lim, is the beneficial owner of 1,500,000 shares of the Company’s common stock. No changes have been made to the Original 10-K other than the changes in Item 12 and updates to the Exhibit Index and Cover Page.

Unless expressly stated, this Amendment does not reflect events occurring after the filing of the Original 10-K, nor does it modify or update in any way the disclosures contained in the Original 10-K, which speaks as of the date of their original filings.  Accordingly, this Amendment should be read in conjunction with the Original 10-K and our other SEC filings subsequent to the filing of the Original 10-K.

Unless the context requires otherwise, references to “we,” “us,” “our,” “Scoop Media” and the “Company” refer specifically to Scoop Media, Inc. and its subsidiaries.

PART III

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of April 23, 2013 certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock, by each of our directors and executive officers, and by our directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated.

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (1)

Common Stock	Awais Khan	4,000,000	50%
Common Stock	Richard Lee	1,500,000	18.75%
Common Stock	All Executive Officers and Directors as a group (2 persons)	5,500,000	68.75%

(1) Based on 8,000,000 shares of our common stock outstanding as of April 23, 2013.

PART IV

Item 15.     Exhibits, Financial Statement Schedules

Exhibit Number	Description
3.1(1)	Articles of Incorporation (1)
3.2(2)	Certificate to Amendment of Articles of Incorporation (2)
3.3(2)	By-Laws (1)
31.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS **	XBRL Instance Document
101.SCH **	XBRL Taxonomy Extension Schema Document
101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB **	XBRL Taxonomy Extension Label Linkbase Document
101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

*

In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not filed.

**

XBRL (Extensible Business Reporting Language) information is incorporated by reference to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on November 29, 2012.

(1) Incorporated by reference to the Company’s Form S-1 filed with the Securities and Exchange Commission on October 28, 2011.

(2) Incorporated by reference to the Company’s Form S-1/A filed with the Securities and Exchange Commission on January 5, 2012.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCOOP MEDIA, INC.

Date: April 23, 2013	By: /s/ Awais Khan
Awais Khan
President and Director Principal Executive Officer Principal Financial Officer Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 23, 2013	By: /s/ Awais Khan
Awais Khan
President and Director Principal Executive Officer Principal Financial Officer Principal Accounting Officer

Date: April 23, 2013	By: /s/ Richard Lee
Richard Lee Vice President and Director