Form 10-Q/A
period 2013-05-31
SCOOP MEDIA, INC.
filed 2013-08-06
CIK 1533615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

  X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2013

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

Yes  X . No      .

There were 8,000,000 shares of the Registrant’s Common Stock outstanding at July 15, 2013.

SCOOP MEDIA, INC.

QUARTERLY REPORT ON FORM 10-Q

May 31, 2013

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Scoop Media, Inc.

(A Development Stage Company)

May 31, 2013

(Unaudited)

Index

Balance Sheets (Unaudited)	4
Statement of Expenses (Unaudited)	5
Statement of Cash Flows (Unaudited)	6
Notes to the Financial Statements (Unaudited)	7

Scoop Media, Inc.

(A Development Stage Company)

Balance Sheet

(Unaudited)

	May 31,	August 31,
	2013	2012
ASSETS

Current Assets

Cash	$5,589	$12,313

Total Current Assets	$5,589	$12,313

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities

Accrued liabilities	$13,500	$7,500
Due to related parties	380	380

Total Current Liabilities	13,880	7,880

Stockholders’ Equity (Deficit)

Common stock Authorized: 200,000,000 shares, par value $0.001 8,000,000 share issued and outstanding	8,000	5,500

Additional paid-in capital	72,000	49,500

Deficit accumulated during the development stage	(88,291)	(50,567)

Total Stockholders’ Equity (Deficit)	(8,291)	4,433

Total Liabilities and Stockholders’ Equity (Deficit)	$5,589	$12,313

(The accompanying notes are an integral part of these unaudited financial statements)

Scoop Media, Inc.

(A Development Stage Company)

Statement of Expenses

(Unaudited)

	Three Months	Three Months	Nine Months	Nine Months	March 18, 2011 (Date of
	Ended	Ended	Ended	Ended	Inception) to
	May 31,	May 31,	May 31,	May 31,	May 31,
	2013	2012	2013	2012	2013

Expenses

General and administrative	$6,532	$25,800	$37,724	$33,532	$88,291

Total Operating Expenses	6,532	25,800	37,724	33,532	88,291

Net Loss	$(6,532)	$(25,800)	$(37,724)	$(33,532)	$(88,291)

Net Loss Per Share – Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted Average Shares Outstanding	8,000,000	5,500,000	7,771,062	5,500,000

(The accompanying notes are an integral part of these unaudited financial statements)

Scoop Media, Inc.

(A Development Stage Company)

Statement of Cash Flows

	Nine Months	Nine Months	Period from March 18, 2011
	Ended	Ended	(Date of
	May 31,	May 31,	Inception)
	2013	2012	to May 31,
			2013

Operating Activities

Net loss for the period	$(37,724)	$(33,532)	$(88,291)

Adjustments to reconcile net loss to net cash used in operating activities:

Changes in operating assets and liabilities:
Prepaid expenses	-	7,500	-
Accounts Payable-Accrued liabilities	6,000	6,000	13,500

Net Cash Used in Operating Activities	(31,724)	(10,032)	(74,791)

Financing Activities

Proceeds from issuance of common stock	25,000	-	80,000
Proceeds from related party debt	-	-	380

Net Cash Provided by Financing Activities	25,000	-	80,380

Net Increase in Cash	(6,724)	(20,032)	5,589

Cash, Beginning of Period	12,313	47,421	-

Cash, End of Period	5,589	27,389	5,589

Supplemental Disclosures

Interest paid	$-	$-	$-
Income taxes paid	-	-	-

(The accompanying notes are an integral part of these unaudited financial statements)

Scoop Media, Inc.

(A Development Stage Company)

Notes to Unaudited Consolidated Financial Statements

May 31, 2013

1.

Nature of Operations - Basis of Presentation, and Going Concern

Scoop Media, Inc. (the “Company”) was incorporated in the state of Nevada on March 18, 2011.  The Company has been in the exploration stage since its formation and has not commenced business operations.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize it assets and discharge its liabilities in the normal course of business. During the period ended May 31, 2013, the Company has an accumulated deficit of $88,291. The Company is in the business of developing a website that will provide reviews and information on online dating sites.  The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

2.

Related Party Transactions

a)

As at May 31, 2013, the Company was indebted to the President of the Company in the amount of $380, which is non-interest bearing, unsecured, and due on demand.

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

Share Exchange Agreement

On April 23, 2013, the Company entered into a share exchange agreement (the "Share Exchange Agreement") pursuant to which we agreed to issue, 3,645,001 shares of our unregistered common stock, $0.001 par value per share (the "Common stock") and 5,150,000 shares of our unregistered preferred stock, $0.001 par value per share (the "Preferred stock") to the shareholders of Forgiven Bottling Group, Inc., a Nevada Corporation ("Forgiven") (the “Share Exchange”) . Upon completion of the Share Exchange, Forgiven will become a wholly-owned subsidiary of the Company and the Company will carry on the business of Forgiven as its primary business. The Share Exchange subject to a number of closing conditions and such conditions have not been met as of the date of this Report.

Results of Operations

We had no revenue from March 18, 2011 (inception) through May 31, 2013 and expenses from inception through May 31, 2013 were $88,291, resulting in a net loss of $88,291.

For the three and nine months ended May 31, 2013 and 2012

The following table presents the statement of operations for three and six months ended February 28, 2013 as compared to the three and six months ended February 28, 2012. The discussion following the table is based on these results.

	For The Three	For The Three	For The Nine	For The Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	May 31,	May 31,	May 31,	May 31,
	2013	2012	2013	2012

Revenue	$-	$-	$-	$-

Total Operating Expenses	$6,532	$25,800	$37,724	$33,532

Net Loss	$(6,532)	$(25,800)	$(37,724)	$(33,532)

Revenues

We had no revenue for the three and nine months ended May 31, 2013 and May 31, 2012.

Operating expenses

We incurred $6,532 in operating expenses, including professional fees and general administrative costs, during the three months ended May 31, 2013.  We incurred $25,800 in operating expenses during the three months ended May 31, 2012.

We incurred $37,724 in operating expenses, including professional fees and general administrative costs, during the nine months ended May 31, 2013.  We incurred $33,532 in operating expenses during the nine months ended May 31, 2012.

Net Loss

Our operating results have recognized a loss in the amount of $6,532 and $25,800 for the three months ended May 31, 2013 and May 31, 2012, respectively. Our operating results have recognized a loss in the amount of $37,724 and $33,532 for the nine months ended May 31, 2013 and May 31, 2012, respectively.

Liquidity and Capital Resources

As of May 31, 2013, we had $5,589 in cash.  Our auditors have issued a “going concern” opinion, meaning that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital. We do not anticipate deriving even nominal revenues until we have completed the financing from this offering and implemented our plan of operations. We must raise cash to implement our strategy and stay in business. Due to the fact that we do not currently have any salaried employees, we believe that 25% of the amount of the offering will likely allow us to operate our business for at least one year by implementing a working website and commencing an advertising program.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act that are designed to ensure that information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to management, including the principal executive and financial officer as appropriate, to allow timely decisions regarding required disclosures. Our principal executive officer and principal financial officer evaluated the effectiveness of disclosure controls and procedures as of May 31, 2013 pursuant to Rule 13a-15(b) under the Exchange Act.  Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective to ensure that information required to be included in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

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

SCOOP MEDIA, INC.

Dated: July 15, 2013	By:	/s/ Awais Khan
Awais Khan
President, Chief Executive Officer, Chief Financial Officer, Secretary, and Treasurer (Duly Authorized Principal Executive Officer and Principal Financial Officer)