Form 10-K
period 2013-08-31
SCOOP MEDIA, INC.
filed 2013-11-29
CIK 1533615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

_______________

FORM 10-K

_______________

  X .. ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2013

or

      .   . TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______to______.

SCOOP MEDIA, INC.
(Exact name of registrant as specified in its charter)

Nevada	333-177592	33-1220471
(State or other jurisdiction of incorporation or organization)	(Commission file number)	(I.R.S. Employer Identification No.)

24/F, Wyndham Place, 40-44 Wyndham Street, Central, Hong Kong
(Address of principal executive offices)

852-2258-6888
(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

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

Yes       .  No   X .

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes       .  No   X .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of the Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).    Yes   X .  No       ..

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.        . [X]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Exchange Act Rule 12b-2).

Large accelerated filer .	Accelerated filer .

Non-accelerated filer . (Do not check if a smaller reporting company)	Smaller reporting company X .

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes   X .  No       ..

As of the last business day of the registrant’s most recently completed second fiscal quarter, there was no active public trading market for our common stock.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold as of the last business day of the registrant's most recently completed second fiscal quarter. $0 on February 28, 2013.

As of November 26, 2013, 2013, the registrant had 8,000,000 shares of its common stock issued and outstanding.

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

 PART I

ITEM 1.   BUSINESS

Business Overview

We were incorporated in the state of Nevada on March 18, 2011 and our principal business address is 24/F, Wyndham Place, 40-44 Wyndham Street, Central, Hong Kong. Our telephone number is 852-2258-6888. Our United States and registered statutory office is located at 2360 Corporate Circle, Suite 400, Henderson, NV 89074-7722, telephone number (702) 866-2500. We have established a fiscal year end of August 31. The objective of this corporation is to develop an Internet dating website review and information site.

We had planned to enter into the market with an information rich website that will allow users to review the features, benefits and costs of a large number of Internet dating websites.  The Company has reserved the URL www.thedatescoop.com, but we have not yet begun developing the website located at this URL.  Initial plans for the website included search feature allowing users to view lists of dating websites sorted by any various categories including, but not limited to, geographic focus of the dating website, emphasis on users of a specific age range, religion, race, lifestyle, sexual orientation etc.  We had planned to provide customized reviews of these dating websites summarizing, if the information is available, the membership makeup of the website, the costs associated with using the website, any promotions or specials the website is offering, the search features available to users of the website and whether or not the site offers a mobile application.

We also intended to offer discussion forums where users of our website could exchange feedback, tips, dating advice and ideas of how to get the most out of their online dating experience. In order to be able to participate in our discussion forums, we intended to require users to register with us and provide, at a minimum, their age, gender postal or zip code and e-mail address.

We intended to generate revenue primarily through advertising and referral agreements.  Many dating websites offer referral commissions whereby if another website sends a user to the dating site and that user subsequently purchases a membership, a commission is paid to the referring website.

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

During its fiscal year ended August 31, 2013, we continued our planning activities discussed above but did not engage in any operational activities.

On September 30, 2013, Xpress Group, Ltd., a Hong Kong company now known as Heng Fai Enterprises, Ltd. (“Heng Fai”) purchased 5,500,000 shares of the Common Stock of our company representing approximately 68.7% of its issued and outstanding common stock. Since that time the Company has been reconsidering its business plan and intended operations.  The Company has not made any determinations regarding its business plan as of the date of the filing of this Form 10-K.

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

We plan to retain data entry staff to enter the basic information about a large number of Internet dating sites, including, but not limited to, the URL of the website, any information available on the number of members, pricing / membership packages, any specific focus of the website such as geographic, lifestyle etc., whether the site offers a mobile application and a list of features offered by the site and whether payment is required to use any of the features.  Most of this information is generally available for free and easily discernible on most dating websites.  We expect to be able to use comparatively less sophisticated and less expense data entry type staff for this.

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

Employees

As of November 29, 2013, we had no employees other than our Chief Executive Officer, Conn Flanigan.

ITEM 1A.   RISK FACTORS

Smaller reporting companies are not required to provide the information required by this item.

ITEM 2.   PROPERTIES

Our principal executive office is located at 24/F, Wyndham Place, 40-44 Wyndham Street, Central, Hong Kong.  We do not have a lease agreement for this property. This property is provided to us without charge by our majority shareholder, Heng Fai Enterprises, Ltd.  We have no other properties and at this time have no intention to acquire any properties.

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

Since our inception, shares of our common stock has been thinly traded on the OTCBB. ;There can be no assurance that a liquid market for our common stock will ever develop. Transfer of our common stock may also be restricted under the securities or blue sky laws of various states and foreign jurisdictions. Consequently, investors may not be able to liquidate their investments and should be prepared to hold the common stock for an indefinite period of time.

Holders of Our Common Stock

As of November 29, 2013, in accordance with our transfer agent records, we had 34 shareholders holding 8,000,000 shares of our common stock.

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

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We were incorporated in the state of Nevada on March 18, 2011. The objective of this corporation is to develop an Internet dating website review and information site as more fully discussed in Item 1 - Business.  Since our inception, we have only engaged in planning activities discussed above and did not engage in any operational activities.

On September 30, 2013, Xpress Group, Ltd., a Hong Kong company now known as Heng Fai Enterprises, Ltd. (“Heng Fai”) purchased 5,500,000 shares of the Common Stock of our company representing approximately 68.7% of its issued and outstanding common stock.   On September 30, 2013 the Company’s board of directors appointed Conn Flanigan as its Chief Executive Officer, Chief Financial Officer and a director to hold office until the next annual meeting of shareholders and until his successor is duly elected and qualified or until his resignation or removal.

We are currently on a fiscal year ending August 31. We have defined various periods that are covered in this report as follows:

•	“fiscal 2013” – September 1, 2012 through August 31, 2013
•	“fiscal 2012” — March 18, 2011 (inception) through August 31, 2012.

Results of Operations

We had no revenue during the fiscal 2013 or fiscal 2012.  Total operating expenses during fiscal 2013 decreased by $4,770 compared to fiscal 2012 as a result of lower general and administrative expenses.  Our net loss in fiscal 2013 was $45,338, a decrease of $4,770 compared to fiscal 2012 as a result of the increases in our operating expenses and lack of revenue as discussed above.

Capital Resources and Liquidity

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. As of August 31, 2013 our working capital deficit amounted to $15,905, for a decrease of $20,338 as compared to a working capital surplus of $4,433 as of August 31, 2012. We rely upon cash generated from loans from related parties to fund our operations. We expect to continue to borrow working capital from related parties over the next twelve months.  There are no limitations in our certificate of incorporation to borrow funds or raise funds through the issuance of capital stock.

Net cash used in operating activities during fiscal 2013 was $33,794 as compared to net cash used in operating activities of $35,108 for fiscal 2012.  The decrease of $1,314 was primarily due to a decrease in our net loss partially offset by a reduction in prepaid expenses. Net cash provided by financing activities during fiscal 2013 increased by $25,000 compared to fiscal 2012 as a result of proceeds from issuance of our common stock.

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

Offering

On February 22, 2012, the SEC declared our Registration Statement to register a total of 10,000,000 shares of our common stock, effective (the “Offering”). On September 25, 2012, the Company sold 2,500,000 shares of common stock to 32 investors at $0.01 per share pursuant to the Offering, for aggregate proceeds to the Company of $25,000.  The Offering expired on August 29, 2012.  Since we raised less than the maximum amount we intended in the Offering, we have curtailed the launch of our business until we are able to raise additional capital. There can be no assurance that additional capital will be available to us.

As of the date of this Report, the current funds available to the Company will not be sufficient to continue maintaining a reporting status past 12 months.  We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources.  Since we have no other such arrangements or plans currently in effect, our inability to raise funds to implement our proposed business will have a severe negative impact on our ability to remain a viable company.

We do not currently have any plans to conduct any research and development or to purchase or sell any significant equipment. If we are unable to obtain the working capital we require to operate our business, we will not hire any employees during the next 12 months.

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

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Scoop Media, Inc.

(A Development Stage Company)

August 31, 2013

Index

Report of Independent Registered Public Accounting Firm

F–1

Balance Sheets as of August 31, 2012 and August 31, 2011

F–2

Statements of Expenses

F–3

Statement of Stockholders’ Equity

F–4

Statements of Cash Flows

F–5

Notes to the Financial Statements

F–6

10

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Scoop Media Inc.

(A Development Stage Company)

Henderson, NV

We have audited the accompanying balance sheets of Scoop Media Inc. (a development stage company) (the “Company”) as of August 31, 2013 and August 31, 2012, and the related statements of operations, stockholders’ equity (deficit) , and cash flows for the year ended August 31, 2013 and  the period from March  18, 2011 (inception) through August 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of August 31, 2013 and August 31, 2012 and the related results of its operations and its cash flows for the year ended August 31, 2013 and the period from March 18, 2011 (inception) through August 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Malone Bailey, LLP

www.malone-bailey.com

Houston, Texas

November 29, 2013

Scoop Media, Inc.

(A Development Stage Company)

Balance Sheets

ASSETS	August 31, 2013	August 31, 2012

Current Assets

Cash	$3,519	$12,313

Total Current Assets	$3,519	$12,313

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities

Accrued liabilities	$19,044	$7,500
Due to related parties	380	380

Total Current Liabilities	19,424	7,880

Stockholders’ Equity (Deficit)

Common stock Authorized: 200,000,000 shares, par value $0.001 8,000,000 and 5,500,000 shares issued and outstanding as of August 31, 2013 and 2012, respectively	8,000	5,500

Additional paid-in capital	72,000	49,500

Deficit accumulated during the development stage	(95,905)	(50,567)

Total Stockholders’ Equity (Deficit)	(15,905)	4,433

Total Liabilities and Stockholders’ Equity (Deficit)	$3,519	$12,313

(The accompanying notes are an integral part of these financial statements)

Scoop Media, Inc.

(A Development Stage Company)

Statements of Expenses

	Year Ended August 31, 2013	Year Ended August 31, 2012	March 18, 2011 (Date of Inception) to August 31, 2013

Expenses

General and administrative	$45,338	$50,108	$95,905

Total Operating Expenses	45,338	50,108	95,905

Net Loss	$(45,338)	$(50,108)	$(95,905)

Net Loss Per Share – Basic and Diluted	$(0.01)	$(0.01)	N/A

Weighted Average Shares Outstanding	7,828,767	5,500,000	N/A

(The accompanying notes are an integral part of these financial statements)

Scoop Media, Inc.

(A Development Stage Company)

Statement of Stockholders’ Equity

For the period from March 18, 2011 (Date of Inception) to August 31, 2013

				Deficit
				Accumulated
	Common Stock		Additional	During the
			Paid-in	Development
	Shares	Amount	Capital	Stage	Total

Balance, March 18, 2011 (Date of Inception)	-	$-	$-	$-	$-

Common stock issued for cash	5,500,000	5,500	49,500	-	55,000

Net loss	-	-	-	(459)	(459)

Balance - August 31, 2011	5,500,000	5,500	49,500	(459)	54,541

Net loss	-	-	-	(50,108)	(50,108)

Balance - August 31, 2012	5,500,000	5,500	49,500	(50,567)	4,433

Net loss	-	-	-	(45,338)	(45,338)

Common stock issued for cash	2,500,000	2,500	22,500	-	25,000

Balance - August 31, 2013	8,000,000	$8,000	$72,000	$(95,905)	$(15,905)

(The accompanying notes are an integral part of these financial statements)

Scoop Media, Inc.

(A Development Stage Company)

Statement of Cash Flows

	Year Ended August 31, 2013	Year Ended August 31, 2012	Period from March 18, 2011 (Date of Inception) to August 31, 2013
Operating Activities

Net loss	$(45,338)	$(50,108)	$(95,905)

Adjustments to reconcile net loss to net cash used in operating activities:

Changes in operating assets and liabilities:
Prepaid expenses	–	7,500	–
Accrued liabilities	11,544	7,500	19,044

Net Cash Used in Operating Activities	(33,794)	(35,108)	(76,861)

Financing Activities

Proceeds from issuance of common stock	25,000	–	80,000
Proceeds from related party debt	–	–	380

Net Cash Provided by Financing Activities	25,000	–	80,380

Net Increase in Cash	(8,794)	(35,108)	3,519

Cash, Beginning of Period	12,313	47,421	-

Cash, End of Period	$3,519	$12,313	$3,519

Supplemental Disclosures

Interest paid	$–	$–	$–
Income taxes paid	$–	$–	$–

(The accompanying notes are an integral part of these financial statements)

Scoop Media, Inc.

(A Development Stage Company)

Notes to the Financial Statements

1.

Nature of Operations, Continuance of Business, and Going Concern

Scoop Media, Inc. (the “Company”) was incorporated in the state of Nevada on March 18, 2011.  The Company has been in the development stage since its formation and has not commenced business operations.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize it assets and discharge its liabilities in the normal course of business. During the period from March 18, 2011 (inception) to August 31, 2013, the Company has an accumulated deficit of $95,905. The Company intends to engage in the business of developing a website that will provide reviews and information on online dating sites.  The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Recent Accounting Pronouncements

We do not expect the adoption of recently issued to have a significant impact on our results of operations, financial position or cash flow.

3.

Related Party Transactions

As at August 31, 2013, the Company was indebted to the former President of the Company in the amount of $380, which is non-interest bearing, unsecured, and due on demand.

4.

Common Stock

On September 25, 2012, the Company issued 2,500,000 shares of common stock at $0.01 per share for proceeds of $25,000.  The shares were sold by the Company to 32 investors at $0.01 per share pursuant to the Company’s Registration Statement on Form S-1 declared effective by the Securities and Exchange Commission on February 22, 2012.

5.

Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has incurred a net operating loss of approximately $96,000, which begins expiring in 2028. The Company has adopted ASC 740, “Accounting for Income Taxes”, as of its inception. Pursuant to ASC 740 the Company is required to compute tax asset benefits for non-capital losses carried forward. The potential benefit of the net operating loss has not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the loss carried forward in future years.

Significant components of the Company’s deferred tax assets and liabilities as at August 31, 2013 and 2012, after applying enacted corporate income tax rates, are as follows:

	August 31,	August 31,
	2013	2012
Deferred income tax asset
Net operating loss carry forward	$32,608	$17,193
Valuation allowance	(32,608)	(17,193)
Net deferred tax assets	$–	$–

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

6.

Subsequent Event

On September 30, 2013, Xpress Group, Ltd., a Hong Kong company (“Xpress”) purchased 5,500,000 shares (the “Shares”) of the Company’s common stock representing approximately 68.7% of its issued and outstanding common stock. The Shares were purchased from Yukon Industries, Inc. for $55,000.00 payable in cash at closing.

On September 30, 2013 the Company’s board of directors appointed Conn Flanigan as its Chief Executive Officer, Chief Financial Officer and a director to hold office until the next annual meeting of shareholders and until his successor is duly elected and qualified or until his resignation or removal. Following the appointment of Mr. Flanigan as an officer and director of the Company, Awais Khan resigned his positions as our Chief Executive Officer, Chief Financial Officer and Director effective as of October 1, 2013. Richard Lee also resigned his positions as Vice President and Director effective October 1, 2013. The resignations of Messrs. Khan and Lee was not a result of any disagreements relating to the Company’s operations, policies or practices.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act that are designed to ensure that information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to management, including the principal executive and financial officer as appropriate, to allow timely decisions regarding required disclosures. Our principal executive officer and principal financial officer evaluated the effectiveness of disclosure controls and procedures as of August 31, 2013 pursuant to Rule 13a-15(b) under the Exchange Act.  Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective to ensure that information required to be included in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of August 31, 2013.  The framework used by management in making that assessment was the criteria set forth in the document entitled “ Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our management has determined that as of August 31, 2013, the Company’s internal control over financial reporting were fully effective for the purposes for which it is intended.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Company is in its early stage and does not have sufficient working capital to employ full-time senior management team. Thereby the Company has adopted the strategy of electing founders or persons appointed by majority shareholders as board members to work together to execute the goals and objectives of the Company. As the Company matures, the Board will evaluate this strategy and make the necessary changes.

Our directors hold office until their successors are elected and qualified, or until their deaths, resignations or removals. Our officers hold office at the pleasure of our board of directors, or until their deaths, resignations or removals.  Our directors and executive officers, their ages, and positions held are as follows:

Directors and Executive Officers

The following table sets forth the names and ages of each of the persons and who became members of our Board of Directors and Executive Officers on September 30, 2013:

Name	Age	Position
Conn Flanigan	45	President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer, and Director

The director named above will serve until his successor has been appointed and duly qualified. Thereafter, directors will be elected for one-year terms at the annual stockholders’ meeting. Officers will hold their positions at the pleasure of the board of directors, absent any employment agreement. There is no arrangement or understanding between any of the directors or officers and any other person pursuant to which any director or officer was or is to be selected as a director or officer, and there is no arrangement, plan or understanding as to whether non-management shareholders will exercise their voting rights to continue to elect the current directors to our board. There are also no arrangements, agreements or understandings between non-management shareholders and management under which non-management shareholders may directly or indirectly participate in or influence the management of our affairs.

Business Experience

Mr. Flanigan has served as General Counsel with eBanker Corporate Services, Inc., a Colorado subsidiary of Xpress Group, Ltd. (“Xpress”) since 2007.  From 2000 to 2007 Mr. Flanigan served as Corporate Counsel to eVision Corporate Services, Inc., a Colorado subsidiary of Xpress. Mr. Flanigan received a B.A. in International Relations from the University of San Diego in 1990 and a Juris Doctor Degree from the University of Denver Sturm College of Law in 1996.

The board of directors appointed Mr. Flanigan in recognition of the importance of his abilities to assist the Company in expanding its business and the contributions he can make to its strategic direction.

The Company has not entered into any compensation arrangements with Mr. Flanigan.

Conflicts of Interest

At the present time, the Company does not foresee any direct conflict between Mr. Flanigan and his other business interests and his involvement in the Company.

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

Code of Business Conduct and Ethics

We currently do not have a Code of Business Conduct and Ethics.  We intend to adopt a code of ethics that applies to our chief executive officer and chief financial officer during the fiscal year ending August 31, 2014.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Since none of our securities have been registered pursuant to Section 12(b) or 12(g) of the Securities Exchange Act of 1934, our officers and directors and persons who own more than 10% of our common stock are not required to file Section 16(a) beneficial ownership reports.

ITEM 11.   EXECUTIVE COMPENSATION

Summary Compensation Table – Fiscal Years Ended August 31, 2013 and 2012

The Company has not paid nor is any cash or non-cash compensation due to its current officers and director and Awais Khan who resigned as President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer, and a Director of the Company on September 30, 2013 and Richard Lee who resigned as Vice President and a Director of the Company on September 30, 2013 during the fiscal years ended August 31, 2013 and 2012.

No salaries are being paid at the present time, and none will be paid unless and until we commence operations and generate sufficient cash flows.

There are no stock option plans, retirement, pension, or profit sharing plans for the benefit of our officers and director other than as described herein.

Equity Awards

We have not awarded any shares of stock, options or other equity securities to our directors or executive officers since our inception. We have not adopted any equity incentive plan.  There were no grants of stock options since inception to the date of this Prospectus.

The Board of Directors of the Company has not adopted a stock incentive plan. The Company has no plans to adopt one at this time but may choose to do so in the future. If such a plan is adopted, this may be administered by the board or a committee appointed by the board (the “Committee”). The committee would have the power to modify, extend or renew outstanding options and to authorize the grant of new options in substitution therefore, provided that any such action may not impair any rights under any option previously granted. The Company may develop an incentive based stock option plan for its officers and directors and may reserve up to 10% of its outstanding shares of common stock for that purpose.

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

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of November 26, 2013, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock, by each of our directors and executive officers, and by our directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Unless otherwise indicated, the business address of each person listed is in care of Scoop Media, 24/F Wyndham Place, 40-44 Wyndham Street, Central, Hong Kong, PRC.

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (1)

Common Stock	Conn Flanigan	-	-%
Common Stock	All Executive Officers and Directors as a group (1 person)	-	-%
Common Stock	Heng Fai Enterprises, Ltd.(2)	5,500,000	68.75%

(1) Based on 8,000,000 shares of our common stock outstanding as of November 26, 2013.

(2) Mr. Fai Chan has voting and dispositive control over securities held by Heng Fai Enterprises, Ltd.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

As at August 31, 2013, the Company was indebted to Awais Khan in the amount of $380, which is non-interest bearing, unsecured, and due on demand.

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table shows the fees that were billed for the audit and other services provided by Malone Bailey, LLP for the fiscal years ended August 31, 2013 and 2012.

	2013	2012

Audit Fees	$4,500	$4,500
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$4,500	$4,500

Audit Fees — This category includes the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by the independent registered public accounting firm in connection with engagements for those fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

Audit-Related Fees — This category consists of assurance and related services by the independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.” The services for the fees disclosed under this category include consultation regarding our correspondence with the Securities and Exchange Commission and other accounting consulting.

Tax Fees — This category consists of professional services rendered by our independent registered public accounting firm for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

All Other Fees — This category consists of fees for other miscellaneous items.

PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	1.	Financial Statements

The consolidated financial statements and Report of Independent Registered Public Accounting Firm are listed in the “Index to Financial Statements and Schedules” on page F - 1 and included on pages F - 2 through F - 8.

	2.

Financial Statement Schedules

All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission (the “Commission”) are either not required under the related instructions, are not applicable (and therefore have been omitted), or the required disclosures are contained in the financial statements included herein.

	3.	Exhibits (including those incorporated by reference).

Exhibit Number	Description
3.1	Articles of Incorporation (1)
3.2	Certificate to Amendment of Articles of Incorporation (2)
3.3	By-Laws (1)
31.1*	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS***	XBRL Instance Document
101.SCH ***	XBRL Taxonomy Extension Schema Document
101.CAL ***	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF ***	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB ***	XBRL Taxonomy Extension Label Linkbase Document
101.PRE ***	XBRL Taxonomy Extension Presentation Linkbase Document

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

SCOOP MEDIA, INC.

Date: November 29, 2013	By: /s/ Conn Flanigan
Conn Flanigan
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: November 29, 2013	By: /s/ Conn Flanigan
Conn Flanigan
Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Financial and Accounting Officer) and Director