Form 10-Q
period 2013-11-30
SCOOP MEDIA, INC.
filed 2014-01-14
CIK 1533615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

  X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2013

or

      . TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File Number: 333-177592

SCOOP MEDIA, INC.

(Exact name of registrant as specified in its charter)

Nevada	33-1220471
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1601 Blake Street, Suite 310, Denver, CO	80202
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (303) 894-7971

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

Yes  X . No      .

There were 8,000,000 shares of the Registrant’s Common Stock outstanding at January 14, 2014.

SCOOP MEDIA, INC.

QUARTERLY REPORT ON FORM 10-Q

November 30, 2013

TABLE OF CONTENTS

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Scoop Media, Inc.

(A Development Stage Company)

Balance Sheets

(Unaudited)

	November 30,	August 31,
	2013	2013

Current Assets

Cash	$3,466	$3,519

Total Current Assets	$3,466	$3,519

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accrued liabilities	$21,142	$19,044
Due to related parties	5,894	380

Total Current Liabilities	27,036	19,424

Stockholders’ Equity

Common stock Authorized: 200,000,000 shares, par value $0.001, 8,000,000 share issued and outstanding
	8,000	8,000

Additional paid-in capital	72,000	72,000

Deficit accumulated during the development stage	(103,570)	(95,905)

Total Stockholders’ Equity	(23,570)	(15,905)

Total Liabilities and Stockholders’ Equity	$3,466	$3,519

The accompanying notes are an integral part of these unaudited financial statements.

Scoop Media, Inc.

(A Development Stage Company)

Statements of Expenses

(Unaudited)

	Three Months Ended November 30, 2013	Three Months Ended November 30, 2012	March 18, 2011 (Date of Inception) to November 30, 2013

Expenses

General and administrative	$7,665	$27,620	$103,570

Total Operating Expenses	7,665	27,620	103,570

Net Loss	$(7,665)	$(27,620)	$(103,570)

Net Loss Per Share – Basic and Diluted	$(0.00)	$(0.00)	N/A

Weighted Average Shares Outstanding	8,000,000	7,313,187	N/A

The accompanying notes are an integral part of these unaudited financial statements.

Scoop Media, Inc.

(A Development Stage Company)

Statements of Cash Flows

(Unaudited)

	Three Months Ended November 30, 2013	Three Months Ended November 30, 2012	Period from March 18, 2011 (Date of Inception) to November 30, 2013

Operating Activities

Net loss for the period	$(7,665)	$(27,620)	$(103,570)

Adjustments to reconcile net loss to net cash used in operating activities:

Changes in operating assets and liabilities:
Due to related parties	5,514	-	5,514
Accrued liabilities	2,098	1,500	21,142

Net Cash Used in Operating Activities	(53)	(26,120)	(76,914)

Financing Activities

Proceeds from issuance of common stock	-	25,000	80,000
Proceeds from related party debt	-	-	380

Net Cash Provided by Financing Activities	-	25,000	80,380

Net Increase in Cash	(53)	(1,120)	3,466

Cash, Beginning of Period	3,519	12,313	-

Cash, End of Period	$3,466	$11,193	$3,466

Supplemental Disclosures

Interest paid	$-	$-	$-
Income taxes paid	-	-	-

The accompanying notes are an integral part of these unaudited financial statements.

Scoop Media, Inc.

(A Development Stage Company)

Notes to Unaudited Financial Statements

November 30, 2013

1.

Nature of Operations and Going Concern

Scoop Media, Inc. (the “Company”) was incorporated in the state of Nevada on March 18, 2011. The Company has been in the exploration stage since its formation and has not commenced business operations.

The Company had previously been seeking to develop an Internet dating, review and information website. Since our inception, we have only engaged in planning activities for this business and did not engage in any operational activities.  On September 30, 2013, Xpress Group, Ltd., a Hong Kong company now known as Heng Fai Enterprises, Ltd. (“Heng Fai”) purchased 5,500,000 shares of the Common Stock of our company representing approximately 68.7% of its issued and outstanding common stock from Yukon Industries, Inc. for $55,000.00 payable in cash at closing.

Subsequent to the September 30, 2013 purchase of the Company’s common stock by Heng Fai, the Company determined to pursue a new strategy that revolves around the acquisition and management of real estate assets.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of November 30, 2013, the Company has an accumulated deficit of $103,570.  The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary debt or equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

2.

Related Party Transactions

As at November 30, 2013, the Company was indebted to the former President of the Company in the amount of $380, which is non-interest bearing, unsecured, and due on demand.

As at November 30, 2013, the Company was indebted to a related company in the amount of $5,514, which is non-interest bearing, unsecured, and due on demand.

3.

Subsequent Event

On December 19, 2013, the Company entered into an Agreement and Plan of Conversion with Global Medical REIT, Inc., a Maryland corporation (“the Corporation”) pursuant to which the Company will convert into the Corporation pursuant to Section 92A.195 of the Nevada Revised Statutes (the “NRS”) and Title 3, Subtitle 9 of the Annotated Code of Maryland (the “ACM”) whereby each shareholder of the Company will exchange one (1) share of common stock, $0.001 par value per share, of the Company into one (1) share of common stock, $0.001 par value per share of the Corporation.

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

Overview

We were incorporated in the state of Nevada on March 18, 2011. On September 30, 2013, Xpress Group, Ltd., a Hong Kong company now known as Heng Fai Enterprises, Ltd. (“Heng Fai”) purchased 5,500,000 shares of the Common Stock of our company representing approximately 68.7% of its issued and outstanding common stock. On December 10, 2013, Heng Fai purchased an additional 2,000,000 shares of our common stock from various parties in private transactions for an aggregate of $12,820 or $0.00641 per share.  Heng Fai owns an aggregate of 93.7% of our outstanding common stock.  On September 30, 2013 the Company’s board of directors appointed Conn Flanigan as its Chief Executive Officer, Chief Financial Officer and a director to hold office until the next annual meeting of shareholders and until his successor is duly elected and qualified or until his resignation or removal.

Prior to Heng Fai’s acquisition of a controlling interest in our company, our business objective was to develop a dating, review and information website.  Since our inception, we have only engaged in planning activities for this business and did not engage in any operational activities.

Subsequent to Heng Fai’s acquisition of a controlling interest in our company, we have determined to pursue a new strategy that revolves around the acquisition and management of real estate assets.  We intend to acquire real estate assets in the healthcare industry, which may include the real estate of hospitals, medical centers, nursing facilities and retirement homes.  This strategy is conducive to a more favorable tax structure whereby we may qualify and elect to be treated as a real estate investment trust, or REIT, for U.S. federal income tax purposes.  In order to qualify as a REIT, a substantial percentage of the company’s assets must be qualifying real estate assets and a substantial percentage of the company’s income must be rental revenue from real property or interest on mortgage loans.  We must elect under the U.S. Internal Revenue Code to be treated as a REIT.  Subject to a number of significant exceptions, a corporation that qualifies as a REIT generally is not subject to U.S. federal corporate income taxes on income and gain that it distributes to its stockholders, thereby reducing its corporate level taxes.  The vast majority of U.S. REITs are incorporated or formed in Maryland and we believe that reincorporating in Maryland will put our company in the best position to raise additional capital and grow our business.

In order to reincorporate in Maryland, we have entered into an Agreement and Plan of Conversion (the “Agreement”) between our company and Global Medical REIT, Inc., a Maryland corporation (“Global Medical”) pursuant to which we will convert into Global Medical effective as of January 15, 2014 whereby each shareholder of our company will exchange one share of our common stock, $0.001 par value per share into one share of common stock, $0.001 par value per share of Global Medical (the “Conversion”).  See Item 5. Other Information – Conversion.  Neither we, nor Global Medical has elected to become a REIT; however, we plan to cause Global Medical to do so in the future.

We are currently on a fiscal year ending August 31.   We have defined various periods that are covered in this report as follows:

•

“fiscal 2013” – September 1, 2012 through August 31, 2013

•

“fiscal 2012” — March 18, 2011 (inception) through August 31, 2012.

Results of Operations

The following comparative analysis on results of operations was based primarily on the comparative financial statements, footnotes and related information for the periods identified below and should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this report.

The results discussed below are for the three months ended November 30, 2013 and 2012. For comparative purposes, we are comparing the three months ended November 30, 2013 to the three months ended November 30, 2012.

Revenues

We had no revenue for the three months ended November 30, 2013 and 2012.

Operating expenses

Operating expenses during the three month period ended November 30, 2013 decreased $19,955 compared to the same period of fiscal 2012. This decrease is primarily attributable to lower general and administrative expenses in the current period as we had minimal operations leading up to the sale of a controlling interest in our company as discussed above.

Net Loss

Our net loss during the three month period ended November 30, 2013 decreased $19,955 compared to the same period of fiscal 2012. This decrease is attributable to lower operating expenses discussed above.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. As of November 30, 2013 our working capital deficit amounted to $23,570, an increase of $7,665 as compared to $15,905 as of August 31, 2013. The increase is largely due to amount due to related parties. Working Capital deficit included cash of $3,466 offset by total liabilities of $27,036.

Net cash used in operating activities was $5,567 during the three months ended November 30, 2013 compared to $27,620 in the same period in 2012. The decrease in cash used in operating activities is primarily attributable to a reduction in our net loss and partially offset by an increase in accrued liabilities.

Net cash provided by financing activities during the three months ended November 30, 2013 was $5,514 compared to $25,000 in the same period in 2012. The decrease was primarily as a result of the absence of proceeds from issuance of common stock in 2012 partially offset by an increase in proceeds from related party debt to fund our working capital needs partially.

Our continued operations and expansion are dependent upon our ability to obtain additional working capital. Although Heng Fai, our controlling shareholder may lend us funds or invest in our securities for our working capital needs, we have not entered into any agreement with Heng Fai for any future loans or investments in our company. In the event we are unable to raise capital needed for our proposed business, we will have to seek additional financing, and no assurances can be given that such financing would be available on a timely basis, on terms that are acceptable or at all. Failure to obtain such additional financing could result in delay or indefinite postponement of our proposed business which would materially adversely affect our business, results of operations and financial condition and threaten our financial viability.

Going Concern

Our financial statements have been prepared assuming that we will continue as a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Our continued losses and negative operating cash flows raise substantial doubt about our ability to continue as a going concern.

Our primary need for cash during the next twelve months is to fund our operating costs and our proposed real estate business. At November 30, 2013, we had continued losses from operations since inception, and had both stockholders’ and working capital deficiencies of $23,570. We believe we will continue to incur losses and negative cash flows from operating activities for the foreseeable future and will need additional equity or debt financing to sustain our operations and complete acquisitions until we can achieve profitability and positive cash flows, if ever. Based on these factors, our auditors included a “going concern” qualification in their auditors’ report for the year ended August 31, 2013. Such “going concern” qualification may make it more difficult for us to raise funds when needed. No assurance can be given that financing will be available when needed or, if available, such financing will be on terms beneficial to us.

Related Party Transactions

As at November 30, 2013 and August 31, 2013, we were indebted to our former President in the amount of $380, which is non-interest bearing, unsecured, and due on demand.

As at November 30, 2013, we were indebted to a related company in the amount of $5,514, which is non-interest bearing, unsecured, and due on demand.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act that are designed to ensure that information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to management, including the principal executive and financial officer as appropriate, to allow timely decisions regarding required disclosures. Our principal executive officer and principal financial officer evaluated the effectiveness of disclosure controls and procedures as of November 30, 2013 pursuant to Rule 13a-15(b) under the Exchange Act.  Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective to ensure that information required to be included in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

Conversion

In connection our plans to pursue a new strategy that revolves around the acquisition and management of real estate assets as discussed in this report, we have entered into an Agreement and Plan of Conversion (the “Agreement and Plan of Conversion”) between our company and Global Medical REIT, Inc., a Maryland corporation (“Global Medical”) pursuant to which we will convert into Global Medical whereby each shareholder of our company will exchange one share of our common stock, $0.001 par value per share into one share of common stock, $0.001 par value per share of Global Medical (the “Conversion”).

These actions were approved by our board of directors on December 19, 2013, and the holders of a majority of our common stock approved these actions by written consent in lieu of a special meeting on December 23, 2013 (the “Written Consent”) in accordance with the relevant sections of the Nevada Revised Statutes.  The Financial Information Regulatory Association, Inc. (“FINRA”) confirmed receipt of the necessary documentation regarding the Global Medical Articles of Incorporation and the Company’s symbol changes discussed below and their effectiveness.

On January 15, 2014, the effective time of the Conversion, each share of our common stock will be converted into one share of Global Medical REIT Inc.’s common stock.  As a result, our stockholders will automatically become a stockholder of Global Medical REIT Inc. and cease to be a stockholder of the Company.  After the Conversion, the only rights which stockholders of the Company will have will be the rights provided in the Agreement and Plan of Conversion, Global Medical REIT Inc.’s Articles of Incorporation and Bylaws and under Subtitle 2 of Title 3 of the Maryland General Corporation Law (the “MGCL”).

The Conversion will cause certain things about our Company to change, including:

•

The surviving entity will be known as Global Medical REIT Inc.;

•

The title to all our property will be vested in the surviving entity, Global Medical REIT Inc.;

•

Global Medical REIT Inc. will assume all of the liabilities of the Company;

•

Global Medical REIT Inc. will be authorized to issue up to 300,000,000 million shares of common stock and 20,000,000 shares of preferred stock, the designations and attributes of which are left for future determination by our board of directors;

•

Corporate actions of the surviving entity will be governed by the MGCL and by Global Medical REIT Inc.’s Articles of Incorporation and Bylaws;

•

Our management team and Board of Directors will experience the following changes:

•

The Company’s current director will remain directors of Global Medical REIT Inc.  Conn Flanigan is the sole director of the Company and Global Medical REIT Inc.;

•

The Company’s current Chief Executive Officer and Chief Financial Officer will remain as Chief Executive Officer and Chief Financial Officer of Global Medical REIT Inc.;

•

The Company’s CUSIP number will be changed to 37954A 105; and

•

The Company trading symbol for its common stock which trades on the OTCQB Tier of the OTC Markets, Inc. will change.

Global Medical REIT Inc. was incorporated on January 6, 2014, for the purpose of facilitating the Company’s reincorporation in Maryland and to operate the company’s proposed real estate business.  Global Medical REIT Inc. currently has no business operations.

After the Conversion takes effect, the surviving corporation will be a Maryland corporation operating subject to the requirements of the MGCL and Global Medical REIT Inc.’s Articles of Incorporation and Bylaws.

Although some rights of our stockholders will change as a result of our reincorporation from Nevada to Maryland, the Conversion will not result in any material changes to our business, management, assets, liabilities or net worth.

Item 6.  Exhibits.

Exhibit No.	Description
3.1	Articles of Incorporation of Global Medical REIT Inc.
3.2	Articles of Conversion filed with the Secretary of State of Nevada.
3.3	Articles of Conversion filed with the Secretary of State of Maryland.
3.4	Bylaws of Global Medical REIT Inc.
4.1	Conversion Agreement dated December 23, 2013 between Scoop Media, Inc. and Global Medical REIT Inc.
31.1	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Schema

101.CAL *	XBRL Taxonomy Calculation Linkbase

101.DEF *	XBRL Taxonomy Definition Linkbase

101.LAB *	XBRL Taxonomy Label Linkbase

101.PRE *	XBRL Taxonomy Presentation Linkbase

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

SCOOP MEDIA, INC.

Dated: January 14, 2014	By:	/s/ Conn Flanigan
Conn Flanigan
Chief Executive Officer, Chief Financial Officer (Duly Authorized Principal Executive Officer and Principal Financial and Accounting Officer)