Form 10-Q/A
period 2013-11-30
SCOOP MEDIA, INC.
filed 2014-01-16
CIK 1533615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Explanatory Note

Scoop Media, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (the “Amendment”) to the Company’s quarterly report on Form 10-Q for the period ended November 30, 2013 (the “Form 10-Q”), filed with the Securities and Exchange Commission on January 15, 2014 (the “Original Filing Date”), solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 consists of the following materials from the Company’s Form 10-Q, formatted in XBRL (eXtensible Business Reporting Language).

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

PART II—OTHER INFORMATION

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

SCOOP MEDIA, INC.

Dated: January 15, 2014	By:	/s/ Conn Flanigan
Conn Flanigan
Chief Executive Officer, Chief Financial Officer (Duly Authorized Principal Executive Officer and Principal Financial and Accounting Officer)

3