Form 10-Q
period 2014-02-28
Global Medical REIT Inc.
filed 2014-04-22
CIK 1533615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

  X .  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2014

or

      .  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File Number: 333-177592

Global Medical REIT Inc.

(Exact name of registrant as specified in its charter)

Maryland	46-4757266
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1601 Blake Street, Suite 310, Denver, CO	80202
(Address of principal executive offices)	(Zip Code)

(303) 894-7971

(Registrant’s telephone number, including area code)

Not applicable.

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

Yes   X .   No        .

There were 8,000,000 shares of the Registrant’s Common Stock outstanding as of April 11, 2014.

Global Medical REIT Inc.

QUARTERLY REPORT ON FORM 10-Q

February 28, 2014

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

CERTAIN TERMS USED IN THIS REPORT

When this report uses the words “we,” “us,” “our,” and the “Company,” they refer to Global Medical REIT Inc.. “SEC” refers to the Securities and Exchange Commission.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Global Medical REIT INC.

(formerly Scoop Media, Inc.)

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

(UNAUDITED)

	February 28,	August 31,
	2014	2013
ASSETS

Current Assets
Cash	$3,415	$3,519
Prepaid expense	3,632

Total Current Assets	$7,047	$3,519

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accrued liabilities	$20,989	$19,044
Due to related parties	23,315	380

Total Current Liabilities	$44,304	$19,424

Stockholders’ Equity

Common stock Authorized: 200,000,000 shares, par value $0.001, 8,000,000 share issued and outstanding
	8,000	8,000

Additional paid-in capital	72,000	72,000

Deficit accumulated during the development stage	(117,257)	(95,905)

Total Stockholders’ Equity	(37,257)	(15,905)

Total Liabilities and Stockholders’ Equity	$7,047	$3,519

The accompanying notes are an integral part of these unaudited financial statements.

GLOBAL MEDICAL REIT INC.

(formerly Scoop Media, Inc.)

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Six Months Ended February 28, 2014	Six Months Ended February 28, 2013	Three Months Ended February 28, 2014	Three Months Ended February 28, 2013	March 18, 2011 (Date of Inception) to February 28, 2014

Expenses

General and administrative	$ 21,352	$ 31,192	$ 13,687	$ 3,572	$ 117,257

Total Operating Expenses	21,352	31,192	13,687	3,572	117,257

Net Loss	$ (21,352)	$ (31,192)	$ (13,687)	$ (3,572)	$ (117,257)

Net Loss Per Share – Basic and Diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)	–

Weighted Average Shares Outstanding	8,000,000	8,000,000	8,000,000	7,654,696	–

The accompanying notes are an integral part of these unaudited financial statements.

GLOBAL MEDICAL REIT INC.

(formerly Scoop Media, Inc.)

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

(UNAUDITED)

			March 18,
	Six Months	Six Months	2011
	Ended	Ended	(Date of Inception)
	February 28,	February 28,	to
	2014	2013	February 28, 2014

Operating Activities

Net loss for the period	$(21,352)	$(31,192)	$(117,257)

Adjustments to reconcile net loss to net
cash used in operating activities:

Changes in operating assets and liabilities:
Prepaid expenses	(3,632)	-	(3,632)
Accounts payable – Related party	23,315	-	23,315
Accrued liabilities	1,565	3,000	20,609

Net Cash Used in Operating Activities	(104)	(28,192)	(76,965)

Financing Activities

Proceeds from issuance of common stock	-	25,000	80,000
Proceeds from related party debt	-	-	380-

Net Cash Provided by Financing Activities	-	25,000	80,380

Net Increase in Cash	(104)	(3,192)	3,415

Cash, Beginning of Period	3,519	12,313	-

Cash, End of Period	$3,415	$9,121	$3,415

Supplemental Disclosures

Interest paid			$-
Income taxes paid			-

The accompanying notes are an integral part of these unaudited financial statements.

GLOBAL MEDICAL REIT INC.

(formerly Scoop Media, Inc.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

FEBRUARY 28, 2014

Note 1 - Organization, Nature of Business and Basis of Presentation

Organization and Nature of Business

Global Medical REIT Inc. (the “Company”) was incorporated in the state of Nevada on March 18, 2011 under the name Scoop Media, Inc. The Company changed its name effective January 6, 2014 in connection with its re-domestication into a Maryland corporation and its plans to develop and manage a portfolio of healthcare real estate assets and properties. Historically, Company had previously been seeking to develop an Internet dating, review and information website. The Company has been in the exploration stage since its formation and has not commenced business operations.

On September 30, 2013, Xpress Group, Ltd., a Hong Kong company now known as Heng Fai Enterprises, Ltd. (“Heng Fai”) purchased 5,500,000 shares of the Common Stock of our company representing approximately 68.7% of its issued and outstanding common stock from Yukon Industries, Inc. for $55,000.00 payable in cash at closing.

Basis of Presentation

The unaudited interim financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The financial statements and notes are presented as permitted on Form 10-Q and do not contain information included in the Company’s annual statements and notes. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the August 31, 2013 audited financial statements and the accompanying notes thereto included in our Form 10-K. While management believes the procedures followed in preparing these condensed financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

These unaudited financial statements reflect all adjustments, including normal recurring adjustments which, in the opinion of management, are necessary to present fairly the operations and cash flows for the periods presented.

 Note 2 – Going Concern

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of February 28, 2014, the Company has an accumulated deficit of $117,257. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary debt or equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 3 - Related Party Transactions

As at February 28, 2014, the Company was indebted to Heng Fai Enterprises, Ltd., its majority shareholder, in the amount of $23,315, which is non-interest bearing, unsecured, and due on demand.

Note 4 – Subsequent Events

On April 15, 2014, the Company executed a Purchase and Sale Agreement to purchase the Select Medical Long Term Acute Care Hospital in Omaha, Nebraska, for approximately $21,700,000.  The material terms of the agreement provide for: (i) an initial deposit from us in the amount of $200,000 that was paid on April 17, 2014 and shall be credited to the Purchase Price and is non-refundable except in limited circumstances; (ii) a property inspection period that expires on April 17, 2014 during which time we can terminate the Agreement at any time by delivering written notice to LTAC; (iii) a closing date that shall occur on or before May 15, 2014. We may extend the closing date until May 30, 2014 by depositing an additional $200,000 with the title company that is acting as escrow agent for the transaction. The Agreement also contains additional customary covenants, representations and warranties as well as the following conditions to closing: (i) LTAC’s representations and warranties are true and correct as of the closing date; (ii) all required consents have been obtained; (iii) the Facility shall not have been destroyed; (iv) there shall be no adverse proceedings or litigation with respect to LTAC or the Facility; (v) we receive a title insurance policy related to the assets; (vi) there is no material adverse change in the condition of the assets to be acquired; (vii) we shall have obtained a commitment by April 17, 2014 for financing necessary to complete the transaction; and (viii) LTAC shall deliver to us the ground lessor’s waiver of its right of first refusal to purchase the ground lease.

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

Overview

Global Medical REIT Inc. (the “Company”) was incorporated in the state of Nevada on March 18, 2011 under the name Scoop Media, Inc. The Company changed its name effective January 6, 2014 in connection with its re-domestication into a Maryland corporation and its plans to develop and manage a portfolio of healthcare real estate assets and properties. Historically, Company had previously been seeking to develop an Internet dating, review and information website. The Company has been in the exploration stage since its formation and has not commenced business operations.

On September 30, 2013, Xpress Group, Ltd., a Hong Kong company now known as Heng Fai Enterprises, Ltd. (“Heng Fai”) purchased 5,500,000 shares of the Common Stock of our company representing approximately 68.7% of its issued and outstanding common stock from Yukon Industries, Inc. for $55,000.00 payable in cash at closing.

As part of Heng Fai’s acquisition of a controlling interest in our company, we have determined to pursue a new strategy and intend to acquire real estate assets in the healthcare industry, which may include the real estate of hospitals, medical centers, nursing facilities and retirement homes. This strategy is conducive to a more favorable tax structure whereby we may qualify and elect to be treated as a real estate investment trust, or REIT, for U.S. federal income tax purposes. In order to qualify as a REIT, a substantial percentage of the company’s assets must be qualifying real estate assets and a substantial percentage of the company’s income must be rental revenue from real property or interest on mortgage loans. We must elect under the U.S. Internal Revenue Code to be treated as a REIT. Subject to a number of significant exceptions, a corporation that qualifies as a REIT generally is not subject to U.S. federal corporate income taxes on income and gain that it distributes to its stockholders, thereby reducing its corporate level taxes. The vast majority of U.S. REITs are incorporated or formed in Maryland and we believe that reincorporating in Maryland will put our company in the best position to raise additional capital and grow our business.

In order to reincorporate in Maryland, we have entered into an Agreement and Plan of Conversion (the “Agreement”) between our company and Global Medical REIT Inc., a Maryland corporation (“Global Medical”) pursuant to which we converted into Global Medical effective as of January 15, 2014 whereby each shareholder of our company exchanged one share of our common stock, $0.001 par value per share into one share of common stock, $0.001 par value per share of Global Medical (the “Conversion”).

We are currently on a fiscal year ending August 31.  We have defined various periods that are covered in this report as follows:

•

“fiscal 2013” – September 1, 2012 through August 31, 2013

•

“fiscal 2012” — March 18, 2011 (inception) through August 31, 2012.

Recent Developments

On February 5, 2014, the Board of Directors of the Company appointed David A. Young as Chief Executive Officer to hold office until the next annual meeting of shareholders and until their successor is duly elected and qualified or until his resignation or removal. With the appointment of Mr. Young as our CEO, Conn Flanigan resigned as our CEO and will continue to serve the Company as Secretary, Acting Chief Financial Officer, and as a member of the Board of Directors.

On March 25, 2014, the Company issued a press release announcing its signing of a letter of intent to purchase the Select Medical Long Term Acute Care Hospital in Omaha, Nebraska, for approximately $21,700,000.   On April 15, 2014, the Company executed a Purchase and Sale Agreement to purchase this medical facility, with an expected closing date of May 15, 2015.

The Board of Directors of the Company is in the final stages of selecting a permanent Chief Financial Officer which it expects to make an appointment to this position in the period ending May 31, 2014.

Results of Operations

The following comparative analysis on results of operations was based primarily on the comparative financial statements, footnotes and related information for the periods identified below and should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this report.

The results discussed below are for the three months ended February 28, 2013 and 2014 and the six months ended February 28, 2013 and 2014. For comparative purposes, we are comparing the three months ended February 28, 2014 to the three months ended February 28, 2013, as well as the six months ended February 28, 2014 to the six months ended February 28, 2013.

Revenues

We had no revenue for the three months and six months ended February 28, 2014 and February 28, 2013, respectively.

Operating expenses

Operating expenses during the three month period ended February 28, 2014 increased $10,115 compared to the same period of fiscal 2013. This increase is primarily attributable to increased professional fees related to our re-domestication efforts and SEC reporting obligations.

Operating expenses during the six month period ended February 28, 2014 decreased $9,840 compared to the same period of fiscal 2013. This decrease is primarily attributable to a reduction in professional fees incurred in previous periods leading up to the sale of a controlling interest in the company.

Net Loss

Our net loss during the three month period ended February 28, 2014 increased $10,115 compared to the same period of fiscal 2013. This increase is attributable to higher operating expenses discussed above.

Our net loss during the six month period ended February 28, 2014 decreased $9,840 compared to the same period of fiscal 2013. This decrease is attributable to lower operating expenses discussed above.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. As of February 28, 2014 our working capital deficit amounted to $37,257, an increase of $21,352 as compared to $15,905 as of August 31, 2013. The increase is largely due to advances from related parties for working capital. Working Capital deficit included cash of $3,415, prepaid expense of $3,632 offset by total liabilities of $44,304.

Net cash used in operating activities was $104 during the six months ended February 28, 2014 compared to $28,192 in the same period in 2013. The decrease in cash used in operating activities is primarily attributable to a reduction in our net loss, partially offset by an increase in prepaid expense.

Net cash provided by financing activities during the six months ended February 28, 2014 was zero compared to $25,000 in the same period in 2013. The decrease was primarily as a result of the absence of proceeds from issuance of common stock.

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

Our primary need for cash during the next twelve months is to fund our operating costs and our proposed real estate business. At February 28, 2014, we had continued losses from operations since inception, and had both stockholders’ and working capital deficiencies of $37,257. We believe we will continue to incur losses and negative cash flows from operating activities for the foreseeable future and will need additional equity or debt financing to sustain our operations and complete acquisitions until we can achieve profitability and positive cash flows, if ever. Based on these factors, our auditors included a “going concern” qualification in their auditors’ report for the year ended August 31, 2013. Such “going concern” qualification may make it more difficult for us to raise funds when needed. No assurance can be given that financing will be available when needed or, if available, such financing will be on terms beneficial to us.

Related Party Transactions

As of February 28, 2014, the Company was indebted to a related company in the amount of $23,315, which is non-interest bearing, unsecured, and due on demand.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act that are designed to ensure that information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to management, including the principal executive and financial officer as appropriate, to allow timely decisions regarding required disclosures. Our principal executive officer and principal financial officer evaluated the effectiveness of disclosure controls and procedures as of February 28, 2014 pursuant to Rule 13a-15(b) under the Exchange Act. Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective to ensure that information required to be included in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description
3.1*	Articles of Incorporation of Global Medical REIT Inc.
3.2*	Articles of Conversion filed with the Secretary of State of Nevada.
3.3*	Articles of Conversion filed with the Secretary of State of Maryland.
3.4*	Bylaws of Global Medical REIT Inc.
4.1*	Conversion Agreement dated December 23, 2013 between Scoop Media, Inc. and Global Medical REIT Inc.
31.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Schema

101.CAL **	XBRL Taxonomy Calculation Linkbase

101.DEF **	XBRL Taxonomy Definition Linkbase

101.LAB **	XBRL Taxonomy Label Linkbase

101.PRE **	XBRL Taxonomy Presentation Linkbase

*

Filed herewith

**

XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of this Annual Report on Form 10-K for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Global Medical REIT Inc.

Dated: April 18, 2014	By:	/s/ David Young
David Young
Chief Executive Officer (Principal Executive Officer)

Dated: April 18, 2014	By:	/s/ Conn Flanigan
Conn Flanigan
Chief Financial Officer (Principal Financial and Accounting Officer)