Form 10-Q
period 2014-05-31
Global Medical REIT Inc.
filed 2014-07-22
CIK 1533615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

  X .QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2014

or

      .TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  X . No      .

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. As of July 18, 2014 there were 8,000,000 shares of common stock, $0.001 par value, outstanding.

Global Medical REIT Inc.

QUARTERLY REPORT ON FORM 10-Q

May 31, 2014

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

PART I—FINANCIAL INFORMATION

Item 1.

Financial Statements.

GLOBAL MEDICAL REIT INC.

(formerly Scoop Media, Inc.)

BALANCE SHEETS

(UNAUDITED)

	May 31,	August 31,
	2014	2013
ASSETS

Assets
Cash	$–	$3,519
Escrow deposits	7,775,082	–

Total Assets	$7,775,082	$3,519

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities

Accrued liabilities	$42,564	$19,044
Due to related parties	–	380
Note payable to shareholder	7,776,680	–

Total Liabilities	$7,819,244	$19,424

Stockholders’ Equity

Common stock
Authorized: 100,000,000 shares, par value $0.001,
8,000,000 share issued and outstanding	8,000	8,000

Additional paid-in capital	72,000	72,000

Accumulated Deficit	(124,162)	(95,905)

Total Stockholders’ Equity (Deficit)	(44,162)	(15,905)

Total Liabilities and Stockholders’ Equity (Deficit)	$7,775,082	$3,519

The accompanying notes are an integral part of these unaudited financial statements

GLOBAL MEDICAL REIT INC.

(formerly Scoop Media, Inc.)

STATEMENTS OF OPERATIONS

(UNAUDITED)

					March 18, 2011 (Date of Inception)
	Nine Months Ended		Three Months Ended		to
	May 31,	May 31,	May 31,	May 31,	May 31,
	2014	2013	2014	2013	2014
Expenses

General and administrative	$28,257	$37,724	$6,905	$6,532	$124,162

Total Operating Expenses	28,257	37,724	6,905	6,532	124,162

Net Loss	$(28,257)	$(37,724)	$(6,905)	$(6,532)	$(124,162)

Net Loss Per Share – Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$0.00	$–

Weighted Average Shares Outstanding	8,000,000	7,771,062	8,000,000	8,000,000	–

The accompanying notes are an integral part of these unaudited financial statements

GLOBAL MEDICAL REIT INC.

(formerly Scoop Media, Inc.)

STATEMENTS OF CASH FLOWS

(UNAUDITED)

			March 18, 2011 (Date of Inception)
	None Months Ended		to
	May 31,	May 31,	May 31,
	2014	2013	2014
Operating Activities

Net loss for the period	$(28,257)	$(37,724)	$(124,162)

Adjustments to reconcile net loss to net
cash used in operating activities:

Changes in operating assets and liabilities:
Accounts payable – Related party	(380)	–	–
Accrued liabilities	23,520	6,000	42,564

Net Cash Used in Operating Activities	(5,117)	(31,724)	(81,598)

Investing Activities

Escrow deposits for purchase of properties	(7,775,082)	–	(7,775,082)

Net Cash Used in Investing Activities	(7,775,082)	–	(7,775,082)

Financing Activities

Proceeds from issuance of common stock	–	25,000	80,000
Proceeds from related party debt	7,776,680	–	7,776,680

Net Cash Provided by Financing Activities	7,776,680	25,000	7,856,680

Net Change in Cash	(3,519)	(6,724)	–

Cash, Beginning of Period	3,519	12,313	–

Cash, End of Period	$–	$5,589	$–

Supplemental Disclosures

Interest paid	–	–	–
Income taxes paid	–	–	–

The accompanying notes are an integral part of these unaudited financial statements

GLOBAL MEDICAL REIT INC.

(formerly Scoop Media, Inc.)

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED MAY 31, 2014 AND 2013

Note 1 – Organization, Nature of Business and Basis of Presentation

Organization and Nature of Business

Global Medical REIT Inc. (the “Company”) was incorporated in the state of Nevada on March 18, 2011 under the name Scoop Media, Inc. The Company changed its name effective January 6, 2014 in connection with its re-domestication into a Maryland corporation and its plans to develop and manage a portfolio of healthcare real estate assets and properties. Historically, the Company had previously been seeking to develop an Internet dating, review and information website. The Company has been in the exploration stage since its formation and has not commenced business operations.

On September 30, 2013, Xpress Group, Ltd., a Hong Kong company now known as Heng Fai Enterprises, Ltd. (“Heng Fai”) purchased 5,500,000 shares of the Common Stock of our company representing approximately 68.7% of its issued and outstanding common stock from Yukon Industries, Inc. for $55,000 paid in cash at closing.

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

Escrow Deposits

Escrow deposits included refundable and non-refundable cash earnest money deposits for the purchase of properties (See Note 4) including advances from Heng Fai. (see Note 3).

Note 2 – Related Party Transactions

As at May 31, 2014, the Company was indebted to Heng Fai, its majority shareholder, in the amount of $7,776,680, which is non-interest bearing, unsecured, and due on demand.

Note 3 – Commitments and Contingencies

On April 15, 2014, the Company entered into a Purchase and Sale Agreement (the “PSA”) with an unrelated party LTAC Landlord, LLC, a Nebraska limited liability company (“LTAC”), to acquire a 56-bed long term acute care hospital located at 1870 S 75th Street, Omaha, Nebraska (the “Facility”) for a purchase price of approximately $21,700,000. The Facility is operated by Select Specialty Hospital – Omaha, Inc. pursuant to a sublease which expires in 2022, with sublessee options to renew up to 60 years (the “operating lease”). Also, the real property where the Facility and other improvements are located are subject to a land lease with Catholic Health Initiatives, a Colorado nonprofit corporation (the “land lease”). The land lease expires in 2022 with sublessee options to renew up to 60 years. As part of our acquisition of the Facility, we will acquire the operating lease and the land lease and will become bound by the terms and conditions of these leases. Except with respect to specific contingencies, we do not have the right to terminate the Agreement without LTAC’s consent. The material terms of the agreement provide for: (i) an initial deposit from us in the amount of $200,000 that was paid on April 17, 2014 and shall be credited to the Purchase Price and is non-refundable except in limited circumstances; (ii) a property inspection period that expires on April 17, 2014 during which time we can terminate the Agreement at any time by delivering written notice to LTAC; (iii) a closing date that shall occur on or before May 15, 2014. We may extend the closing date until May 30, 2014 by depositing an additional $200,000 with the title company that is acting as escrow agent for the transaction. The Agreement also contains additional customary covenants, representations and warranties as well as the following conditions to closing: (i) LTAC’s representations and warranties are true and correct as of the closing date; (ii) all required consents have been obtained; (iii) the Facility shall not have been destroyed; (iv) there shall be no adverse proceedings or litigation with respect to LTAC or the Facility; (v) we receive a title insurance policy related to the assets; (vi) there is no material adverse change in the condition of the assets to be acquired; (vii) we shall have obtained a commitment by April 17, 2014 for financing necessary to complete the transaction; and (viii) LTAC shall deliver to us the ground lessor’s waiver of its right of first refusal to purchase the ground lease.

Heng Fai, the majority shareholder, loaned the Company approximately $7.7 million as of May 31, 2014 to assist with acquiring the Facility and pay closing costs as closings occur. The loan is unsecured, due on demand, and bears no interest

Note 4 – Subsequent Events

The LTAC Agreement and the Capital One Funding Agreement

On June 5, 2014, the Company completed the purchase of the acute care hospital facility pursuant to the PSA discussed in Note 4 above. As part of our acquisition of the acute care hospital facility, we will acquire the operating lease and the land lease and will become bound by the terms and conditions of these leases. Except with respect to specific contingencies, we do not have the right to terminate the Agreement without LTAC’s consent.

In order to finance a portion of the purchase price for the Facility, on June 5, 2014 the Company entered into a Term Loan and Security Agreement with Capital One, National Association (the “Lender”) to borrower $15,060,000 (the “Loan”). The Loan bears interest at 4.91% per annum and all unpaid interest and principal is due on June 5, 2017 (the “Maturity Date”). Interest is paid in arrears and payments begin on August 1, 2014, and on the first day of each calendar month thereafter. Principal payments begin on January 1, 2015 and on the first day of each calendar month thereafter based on an amortization schedule with the principal balance due on the Maturity Date. The Loan may not be prepaid in whole or in part prior to June 5, 2016, thereafter, the Company, at its option, may prepay the Loan at any time, in whole (but not in part) on at least thirty (30) calendar days but not more than sixty (60) calendar days advance written notice. The prepayment amount will be equal to the outstanding principal balance of the Loan, any accrued and unpaid interest and all other fees, expenses and obligations including an Early Termination Fee of $301,200.

At Closing, the Company paid the Lender a non-refundable commitment fee of $150,600. If any principal, interest or other sum due by the Company is not paid on the date on which it is due, the Company is obligated to pay to the Lender an amount equal to the lesser of five percent (5%) of such unpaid sum or the maximum amount permitted by applicable laws (the “Late Payment Charge”). All fees hereunder shall be non-refundable and deemed fully earned when due and payable.

Security and Guarantees

The Company’s obligation under the Term Loan and Security Agreement are secured by a first priority perfected security interest in all tangible and intangible existing and future personal property and real property of the Company.

Covenants

The Term Loan and Security Agreement contains covenants that are customary for similar credit arrangements. These include covenants relating to establishment of reserves for the payment of taxes, insurance and capital replacements (under certain circumstances), maintaining a collection account, financial reporting and notification, payment of indebtedness, taxes and other obligations, and compliance with certain applicable laws. There are also financial covenants that require the Company to (i) maintain a fixed charge coverage ratio (defined as the ratio of consolidated EBITDA to consolidated fixed charges for the four most recent fiscal quarters) of not less than 1.25 to 1.0 and (ii) maintain a EBITDA for each fiscal year of at least $2,800,000. The Term Loan and Security Agreement also imposes certain customary limitations and requirements on the Company with respect to, among other things, the maintenance of properties, access to real property, insurance, compliance with laws, maintenance of books and records, inspection rights, environmental matters, indemnity, healthcare operations, right of first refusal for future financing, incurrence of indebtedness and liens, the making of investments, the payment of distributions or making of other restricted payments, healthcare matters, mergers, acquisitions and dispositions of assets, and transactions with affiliates.

Events of Default

The Term Loan and Security Agreement contains customary events of default, including, without limitation: non-payment of obligations under the Term Loan and Security Agreement when due; the material inaccuracy of any representations or warranties; a violation of covenants in the Term Loan and Security Agreement (subject, in the case of certain such covenants, to cure periods); a default related to other material debt or uninsured loss in excess of $100,000; certain events of bankruptcy or insolvency; judgments for the payment of money in excess of $100,000 in the aggregate that remains unpaid or unstayed and undischarged for a period of 30 days after the date on which the right to appeal has expired; and a change of control of the Company. The occurrence and continuance of an event of default could result in, among other things, amounts owing under the Term Loan and Security Agreement being accelerated, payment of the Early Termination Fee and the Term Loan and Security Agreement being terminated.

During the continuance of any default, the applicable interest rate on all obligations owing under the Term Loan and Security Agreement shall be the lesser of (a) the maximum rate permitted by applicable law; or (b) 3% per annum over the current interest rate otherwise applicable.

On July 17, 2014, the Company converted $7,468,142 of the Heng Fai loan to the Company into a Convertible Debenture (the “Convertible Debenture”) that bears interest at the rate of 8% per annum and is convertible into shares of the Company’s common stock at a conversion price of $0.03187 per share subject to adjustment as hereinafter set forth. Interest is payable monthly and the principal balance is due in full on June 31, 2015. The conversion price of the Convertible Debentures is subject to proportional adjustment in the event of stock splits, stock dividends and similar corporate events. The issuance of the Convertible Debentures discussed above were exempt from registration under the Securities Act of 1933, as amended, in reliance on Sections 4(a)(2) and 3(a)(9) of that act.

On July 17, 2014, the Company declared a one-time dividend of $0.000213 per share payable to the holders of its common stock of record as of the close of business on July 31, 2014. Dividends shall be paid no later than the 20th day of the following month subject to compliance with applicable provisions of the Maryland General Corporation Law.

On July 17, 2014, the Company agreed to issue 92,000,000 shares of its unregistered Common Stock upon conversion of $2,932,040 principal amount of the Company’s Convertible Debenture held by HFE USA, LLC, a wholly owned subsidiary of Heng Fai, the Company’s majority shareholder. Heng Fai assigned the Convertible Debenture to HFE USA, LLC on July 17, 2014 prior to the conversion.

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

On September 30, 2013, Xpress Group, Ltd., a Hong Kong company now known as Heng Fai Enterprises, Ltd. (“Heng Fai”) purchased 5,500,000 shares of the Common Stock of our company representing approximately 68.7% of its issued and outstanding common stock from Yukon Industries, Inc. for $55,000.00 paid in cash at closing.

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

“fiscal 2013” – September 1, 2012 through August 31, 2013

“fiscal 2012” — March 18, 2011 (inception) through August 31, 2012.

Recent Developments

On June 5, 2014, we completed the purchase of a 56-bed long term acute care hospital facility pursuant to a Purchase and Sale Agreement (the “PSA”) with an unrelated party LTAC Landlord, LLC, a Nebraska limited liability company (“LTAC”) for a purchase price of $21,700,000. The hospital is located at 1870 S 75th Street, Omaha, Nebraska (the “Facility”) and is operated by Select Specialty Hospital – Omaha, Inc. pursuant to a sublease which expires in 2022, with sublessee options to renew up to 60 years (the “operating lease”). Also, the real property where the Facility and other improvements are located are subject to a land lease with Catholic Health Initiatives, a Colorado nonprofit corporation (the “land lease”). The land lease expires in 2022 with sublessee options to renew up to 60 years. As part of our acquisition of the Facility, we will acquire the operating lease and the land lease and will become bound by the terms and conditions of these leases. Except with respect to specific contingencies, we do not have the right to terminate the Agreement without LTAC’s consent.

In order to finance a portion of the purchase price for the Facility, on June 5, 2014 the Company entered into a Term Loan and Security Agreement with Capital One, National Association (the “Lender”) to borrower $15,060,000 (the “Loan”). The Loan bears interest at 4.91% per annum and all unpaid interest and principal is due on June 5, 2017 (the “Maturity Date”). Interest is paid in arrears and payments begin on August 1, 2014, and on the first day of each calendar month thereafter. Principal payments begin on January 1, 2015 and on the first day of each calendar month thereafter based on an amortization schedule with the principal balance due on the Maturity Date.

In addition, Heng Fai, the majority shareholder, loaned the Company approximately $7.7 million as of May 31, 2014 to assist with acquiring the Facility and pay closing costs as closings occur. The loan is unsecured, due on demand, and bears no interest.

On July 17, 2014, the Company converted $7,468,142 of the Heng Fai loan to the Company into a Convertible Debenture (the “Convertible Debenture”) that bears interest at the rate of 8% per annum and is convertible into shares of the Company’s common stock at a conversion price of $0.03187 per share. Interest is payable monthly and the principal balance is due in full on June 31, 2015. See Part II, Item 5 – Other Information.

Results of Operations

The following comparative analysis on results of operations was based primarily on the comparative financial statements, footnotes and related information for the periods identified below and should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this report.

The results discussed below are for the three months ended May 31, 2013 and 2014 and the nine months ended May 31, 2013 and 2014. For comparative purposes, we are comparing the three months ended May 31, 2014 to the three months ended May 31, 2013, as well as the nine months ended May 31, 2014 to the nine months ended May 31, 2013.

Revenues

We had no revenue for the three months and nine months ended May 31, 2014 and May 31, 2013, respectively.

Operating expenses

Operating expenses during the three month period ended May 31, 2014 increased $373 compared to the same period of fiscal 2013. This increase is primarily attributable to increased professional fees related to our re-domestication efforts and SEC reporting obligations.

Operating expenses during the nine month period ended May 31, 2014 decreased $9,467 compared to the same period of fiscal 2013. This decrease is primarily attributable to a reduction in professional fees incurred in previous periods leading up to the sale of a controlling interest in the company.

Net Loss

Our net loss during the three month period ended May 31, 2014 increased $373 compared to the same period of fiscal 2013. This increase is attributable to higher operating expenses discussed above.

Our net loss during the nine month period ended May 31, 2014 decreased $9,467 compared to the same period of fiscal 2013. This decrease is attributable to lower operating expenses discussed above.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. As of May 31, 2014 our working capital deficit amounted to $44,162, an increase of $28,257 as compared to $15,905 as of August 31, 2013. The increase is largely due to advances from related parties for working capital. Working Capital deficit included escrows deposits of $7,775,082 offset by total of the accrued liabilities and the note payable to shareholder of $7,819,244.

Net cash used in operating activities was $5,117 during the nine months ended May 31, 2014 compared to $31,724 in the same period in 2013. The decrease in cash used in operating activities is primarily attributable to a reduction in our net loss and an increase in accrued liabilities.

Net cash used in investing activities during the nine months ended May 31, 2014 was $7,775,082 compared to $0 in the same period in 2013. The increase was primarily as a result of escrow deposits for the purchase of properties.

Net cash provided by financing activities during the nine months ended May 31, 2014 was $7,776,680 compared to $25,000 in the same period in 2013. The increase was primarily as a result of the advance from Heng Fai to purchase the acute care hospital facility.

Our continued operations and expansion are dependent upon our ability to obtain additional working capital. On June 5, 2014, we obtained a $15.1 million loan from Capital One which we used to partially finance the $21.7 million we paid to acquire a 56-bed long term acute care hospital in Omaha, Nebraska. Although Heng Fai, our controlling shareholder may lend us funds or invest in our securities for our working capital needs and we expect to become cash flow positive as a result of that investment, we have not entered into any agreement with Heng Fai or others for any future loans or investments in our company. We plan to seek additional financing to expand our business. No assurances can be given, however, that such financing would be available on a timely basis, on terms that are acceptable or at all. Failure to obtain such additional financing could result in delay or indefinite postponement of our proposed business which would materially adversely affect our business, results of operations and financial condition and threaten our financial viability.

Related Party Transactions

As of May 31, 2014, the Company was indebted to a related company in the amount of $7,776,680 which is non-interest bearing, unsecured, and due on demand.

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

Item 4.

Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act that are designed to ensure that information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to management, including the principal executive and financial officer as appropriate, to allow timely decisions regarding required disclosures. Our principal executive officer and principal financial officer evaluated the effectiveness of disclosure controls and procedures as of May 31, 2014 pursuant to Rule 13a-15(b) under the Exchange Act. Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective to ensure that information required to be included in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

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

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds.

See Part II, Item 5 which is incorporated herein by reference.

Item 3.

Defaults Upon Senior Securities.

None.

Item 4.

Mine Safety Disclosures.

Not applicable.

Item 5.

Other Information.

On February 5, 2014, Company’s board of directors appointed Mr. Fai H. Chan as director to hold office until the next annual meeting of shareholders and until his successor is duly elected and qualified or until his resignation or removal.

Mr. Fai H. Chan is the Managing Chairman of the Heng Fai Enterprises, Ltd. (“Heng Fai”), the Company’s majority shareholder. He has been Director of Heng Fai since September 1992. Mr. Fai H. Chan is responsible for the overall business development of Heng Fai. His experience and expertise are in the finance and banking sectors. Since taking over as Managing Chairman, he has grown the net asset value of Heng Fai from HK$39.2 million in 1992 to approximately HK$900 million in 2013.

Mr. Fai H. Chan was formerly (i) the Managing Director of SingHaiyi Group Ltd (“SingHaiyi”) (http://singhaiyi.com), a company listed on the Catalist board of the Singapore Exchange. Under Mr. Chan’s leadership, SingHaiyi was transformed from a failed store-fixture business provider with net asset value of less than S$10 million into a property trading and investment company and finally to a property development company with latest net asset value over S$150 million before Mr. Chan ceded controlling interest in late 2012. (ii) the Executive Chairman of China Gas Holdings Limited (http://www.chinagasholdings.com.hk/siteen/index.html), a company listed on The Stock Exchange of Hong Kong Limited. Under Mr. Chan’s guidance and direction, China Gas was restructured from a failing fashion retail company to one of the largest participants in the investment, operation and management of city gas pipeline infrastructure, distribution of natural gas and LPG to residential, commercial and industrial users in China. The market capitalization of China Gas in the financial year of 2002 of approximately HK$247 million (share had traded in value of HK$0.51) increased to present market capitalization in excess of HK$40 billion (share price of HK$8.93 as at June 28, 2013); (iii) a director of Global Med Technologies, Inc. (www.globalmedtech.com), a public medical company (OTC: GLOB) which is engaged in the design, develop, marketing and support of information management software products for blood banks, hospitals, centralized transfusion centers and other healthcare related facilities; (iv) a director of Skywest Ltd (www.skywest.com.au), an airline company listed on the Australian Stock Exchange; and (v) the Chairman and Director of American Pacific Bank, a commercial bank listed on NASDAQ from 1988 to 2005. Mr. Chan had acquired American Pacific Bank, a US full-service commercial bank, out of bankruptcy in 1987. He recapitalized, refocused and grew the bank’s operations. Under his guidance it became a high asset quality bank, with zero loan losses for over five consecutive years before it was ultimately acquired and merged into Riverview Bancorp Inc. Prior to its acquisition and merger it was ranked #13 by the Seattle Times’ “Annual Northwest’s Top 100 Public Companies” and #6 in Oregon state, ahead of names such as Nike, Microsoft, Costco, AT&T Wireless and Amazon.com (http://amazon.com).

Mr. Fai H. Chan has restructured over 35 companies in different industries and countries in the past 40 years. In April 2013, Mr. Chan invested in CCM Group Limited (“CCM”) (http://www.ccmgroup.sg), a company listed on the Singapore Exchange, and was appointed its Non-Executive Director to assist its business and capital restructuring. With Mr. Chan’s participation in the capital restructuring, the market capitalization of CCM was increased from approximately S$8.3 million to S$25 million within three months. In July 2013, Holista Colltech Ltd (“Holista”) (http://www.holistaco.com), a bio- technology company listed on the Australian Stock Exchange, announced it had appointed Mr. Chan as its Non-Executive Director, a role which will allow the company to tap his vast business and corporate experience. The appointment follows the subscription of Heng Fai Business Development Pte Ltd, a Singapore-based company controlled by Mr. Chan. Mr. Fai H. Chan is the father of Mr. Tong Wan Chan.

On July 17, 2014, the Company converted $7,468,142 of the Heng Fai loan to the Company into a Convertible Debenture (the “Convertible Debenture”) that bears interest at the rate of 8% per annum and is convertible into shares of the Company’s common stock at a conversion price of $0.03187 per share subject to adjustment as hereinafter set forth. Interest is payable monthly and the principal balance is due in full on June 31, 2015. The conversion price of the Convertible Debentures is subject to proportional adjustment in the event of stock splits, stock dividends and similar corporate events. The issuance of the Convertible Debentures discussed above were exempt from registration under the Securities Act of 1933, as amended, in reliance on Sections 4(a)(2) and 3(a)(9) of that act.

On July 17, 2014, the Company declared a one-time dividend of $0.000213 per share payable to the holders of its common stock of record as of the close of business on July 31, 2014. Dividends shall be paid no later than the 20th day of the following month subject to compliance with applicable provisions of the Maryland General Corporation Law.

Item 6.

Exhibits.

Exhibit No.	Description
3.1	Articles of Incorporation of Global Medical REIT Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Report on Form 10-Q as filed with the Commission on April 22, 2014).

3.2

Articles of Conversion filed with the Secretary of State of Nevada (incorporated herein by reference to Exhibit 3.2 to the Company’s Report on Form 10-Q as filed with the Commission on April 22, 2014).

3.3

Articles of Conversion filed with the Secretary of State of Maryland (incorporated herein by reference to Exhibit 3.3 to the Company’s Report on Form 10-Q as filed with the Commission on April 22, 2014).

3.4	Bylaws of Global Medical REIT Inc. (incorporated herein by reference to Exhibit 3.4 to the Company’s Report on Form 10-Q as filed with the Commission on April 22, 2014).

4.1*	Debt Conversion Agreement and Convertible Debenture dated July 17, 2014 between Global Medical REIT, Inc. and Heng Fai Enterprises Limited.

10.1

Purchase Agreement between Global Medical REIT Inc. and LTAC Landlord, LLC dated April 11, 2014 (incorporated herein by reference to Exhibit 10.1 to the Company’s Report on Form 8-K as filed with the Commission on April 18, 2014).

10.2

Term Loan and Security Agreement with Capital One, National Association, dated June 5, 2014 (incorporated herein by reference to Exhibit 10.1 to the Company’s Report on Form 8-K as filed with the Commission on June 12, 2014).

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

Global Medical REIT Inc.

Dated: July 21, 2014	By:	/s/ David Young
David Young
Chief Executive Officer (Principal Executive Officer)

Dated: July 21, 2014	By:	/s/ Conn Flanigan
Conn Flanigan
Chief Financial Officer (Principal Financial and Accounting Officer)