Form 10-Q/A
period 2014-05-31
Global Medical REIT Inc.
filed 2014-07-23
CIK 1533615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Amendment No. 1

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to Global Medical REIT, Inc.'s Quarterly Report on Form 10-Q for the period ended May 31, 2014, filed with the Securities and Exchange Commission on July 21, 2014 (the “Form 10-Q”), is solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

PART II—OTHER INFORMATION

Item 6.

Exhibits.

Exhibit No.	Description

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Schema

101.CAL	XBRL Taxonomy Calculation Linkbase

101.DEF	XBRL Taxonomy Definition Linkbase

101.LAB	XBRL Taxonomy Label Linkbase

101.PRE	XBRL Taxonomy Presentation Linkbase

Filed herewith

XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of this Quarterly Report on Form 10-Q for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Global Medical REIT Inc.

Dated: July 22, 2014	By:	/s/ David Young
David Young
Chief Executive Officer (Principal Executive Officer)

Dated: July 22, 2014	By:	/s/ Conn Flanigan
Conn Flanigan
Chief Financial Officer (Principal Financial and Accounting Officer)

4