Form 10-K
period 2014-08-31
Global Medical REIT Inc.
filed 2014-12-16
CIK 1533615

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

  X .ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2014

or

      .TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 333-177592

Global Medical REIT Inc.
(Exact name of registrant as specified in its charter)

Maryland	46-4757266
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4800 Montgomery Lane #450, Bethesda, MD	20814
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 202-524-6851

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes      . No  X ..

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes      . No  X .

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X .  No      .

Indicate by a check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  X .  No      .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  X .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one).

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes      .  No  X .

As of the last business day of the registrant’s most recently completed third fiscal quarter, there was no active public trading market for the registrant’s common stock.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold as of the last business day of the registrant’s most recently completed second fiscal quarter: $0 on February 28, 2014

As of December 12, 2014, there were 250,000 shares the registrant’s common stock, par value of $0.001 per share outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

TABLE OF CONTENTS

PART I

PART II

PART III

PART IV

Item 15.	Exhibits and Financial Statement Schedules	41
Signatures		42

CAUTIONARY STATEMENT ON FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K (this “Report”) contains “forward-looking statements”. Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions. Forward-looking statements speak only as of the date they are made, are based on various underlying assumptions and current expectations about the future and are not guarantees. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance or achievement to be materially different from the results of operations or plans expressed or implied by such forward-looking statements.

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

CERTAIN TERMS USED IN THIS REPORT

When this report uses the words “we,” “us,” “our,” and the “Company,” they refer to Global Medical REIT Inc., unless otherwise indicated. “SEC” refers to the Securities and Exchange Commission.

Our financial statements are stated in United States dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. All references to “common stock” refer to the common shares in our capital stock.

PART I

ITEM 1. BUSINESS

We are focused on owning, operating, and developing and managing specialty medical properties located initially throughout the United States and in future internationally. Medical properties in which we seek to invest include (but are not limited to):

•

Single tenant medical practice buildings. Medical office, treatment and clinic facilities, often located near hospitals or on hospital campuses, specifically constructed and designed for the use of physicians and other health care personnel to provide services to their patients. The portfolio buildings we are targeting typically contain solo and group physician practices and may hold diagnostic and other patient services, including outpatient therapies for cancer treatment, dialysis, surgery and radiology among others.

•

Ambulatory Surgery Centers. Ambulatory surgery centers are used for general or specialty surgical procedures not requiring an overnight stay in a hospital. In addition to surgery facilities, ambulatory surgery centers may include a central business office and/or physician clinic space.

•

Outpatient Treatment and Diagnostic Facilities. Outpatient treatment and diagnostic facilities provide treatments and care sometimes provided in physician offices or clinics, such as gastrointestinal endoscopy care, oncology treatments (medical and radiological), kidney dialysis and other similar services.

•

Acute care Hospitals. General and various specialty hospitals focused on and specialized in providing care for many medical conditions and performing wide ranging procedures, such as cardiovascular and orthopedic surgery.

Specialty hospitals may include long-term acute care hospitals that provide care for patients requiring extended hospital stays and specialized critical care and observation more efficiently and economically than short term general acute care hospitals.

Organization and Management

Acquisition of Scoop Media, Inc. and Conversion to Global Medical REIT Inc.

Our predecessor, Scoop Media, Inc., was incorporated in the state of Nevada on March 18, 2011. On September 30, 2013, Xpress Group, Ltd., a Hong Kong company now known as Heng Fai Enterprises, Ltd. (“Heng Fai”) purchased 5,500,000 shares of the common stock of Scoop Media, Inc. representing approximately 68.7% of our issued and outstanding common stock from Yukon Industries, Inc. for $55,000.00 payable in cash at closing. On December 10, 2013, Heng Fai agreed to purchase an aggregate of 2,000,000 common shares of Scoop Media, Inc. from various parties. Heng Fai purchased these common shares for $12,820.00 or $0.00641 per share. On March 5, 2014, Heng Fai acquired an additional 30,000 shares of our common stock at $0.00641 per share.

We changed our name effective January 6, 2014 in connection with our re-domestication into a Maryland corporation and we plan to develop and manage a portfolio of healthcare real estate assets and properties. In order to reincorporate in Maryland we entered into an Agreement and Plan of Conversion with Scoop Media, Inc. pursuant to which Scoop Media, Inc. was converted into our company effective as of January 15, 2014 whereby we exchanged one share of common stock of Scoop Media, Inc., $0.001 par value per share into one share of common stock, $0.001 par value per share of our company (the “Conversion”).

Reverse Stock Split

Effective November 7, 2014, the Company amended its articles of incorporation to increase the number of authorized shares of common stock, $0.001 par value (the “our common stock”) from 100,000,000 to 500,000,000 and effected a reverse stock split of the outstanding shares of its common stock at the ratio of 1-for-400 (the “Reverse Stock Split”). All references to shares of the Company’s common stock in this report on Form 10-K refers to the number of shares of common stock after giving effect to the Reverse Stock Split (unless otherwise indicated).

Portfolio Summary

We made our initial acquisition on June 5, 2014 by acquiring a 56-bed long term acute care hospital (“LTACH”) located at 1870 S 75th Street, Omaha, Nebraska for a purchase price of approximately $21.7 million.

On September 19, 2014, we acquired an approximately 8,840 square foot medical office building known as the Orthopedic Surgery Center, located in Asheville, North Carolina for approximately $2.52 million.

Significant 2014 Developments

On June 5, 2014, we acquired a 56-bed LTACH located in Omaha, Nebraska and operated by Select Specialty Hospital – Omaha, Inc. (“SSH Omaha”). SSH Omaha maintains a Certificate of Need (“CON”) as a Long Term Acute Care Hospital. The LTACH has 24 hour In-House Physician, Nursing and Respiratory Therapy coverage. We entered into an Assignment of Sublease in which we lease the Omaha facility to the hospital operator and tenant, SSH Omaha. SSH Omaha’s obligations under the lease are guaranteed by its parent company, Select Medical Corporation (NYSE: SEM). The guarantor, Select Medical Corporation, is one of the largest specialty hospital and outpatient rehabilitation center operators in the United States. According to its Annual Report for the year ended December 31, 2013, Select Medical Corporation reported net operating revenues of $2,975.6 million. Of this total, 74% of net operating revenues was derived from its specialty hospital segment and approximately 26% from its outpatient rehabilitation segment, operating 123 facilities throughout 28 states, of which 108 are Long Term Acute Care Hospitals including the Omaha facility.

The LTACH facility is subject to a ground lease with a Nebraska non-profit organization, Alegent Health, Bergan Mercy Health System (“Alegent Health”), an affiliate of Catholic Health Initiatives (“Catholic Health”). Constructed in 2008, the LTACH is strategically located on, and directly connected to, the Bergan Mercy Medical Center (“Bergan MC”), a 400 bed general hospital. The Bergan MC is operated by Catholic Health and Alegent Creighton Health (“Alegent”), and is affiliated with Creighton University Medical Center. Catholic Health is among the largest health systems in the country and maintains an investment grade credit rating.

On September 19, 2014, we acquired an approximately 8,840 square foot medical office building known as the Orthopedic Surgery Center, located in Asheville, North Carolina for approximately $2.52 million. The Ashville facility is subject to an operating lease which expires in 2017, with lease options to renew up to five years. The property is owned fee simple.

Taxation of the Company

We plan to elect to be taxed as a real estate investment trust, or REIT, under U.S. federal income tax laws commencing with our contemplated taxable year ending December 31, 2015. We believe that, commencing with 2015, we will have been organized and have operated in such a manner as to qualify for taxation as a REIT under all of the federal income tax laws, and we intend to continue to operate in such a manner. We, however, cannot provide assurances that we will operate in a manner so as to qualify or remain qualified as a REIT.

Business Strategy

Our primary investor goal is to provide attractive risk-adjusted returns and maximize sustainable distributable cash flow. Our principal investment strategy is to act on the opportunities created by the changing healthcare environment by acquiring, selectively developing and managing locally critical medical properties that are core to medical operator businesses and that meet our investment criteria. In general, we seek to acquire or develop specialty medical properties in desirable markets with tenants who are expected to prosper in the changing healthcare delivery environment. We focus on specialty medical properties, including medical office buildings, outpatient treatment and diagnostic facilities, physical group practice clinics, ambulatory surgery centers and specialty hospitals and treatment centers.

Our unique mission as an international Medical Equity REIT is to selectively sponsor and underwrite ownership of leading medical provider’s core real estate assets worldwide. We intend to serve only the best healthcare operators in prominent regional and community locations throughout selected emerging international markets. Initial focus for our portfolio is within the United States and Asian growth markets.

Our understanding of contemporary clinical and business models empowers our dedicated focus: to support continuous delivery of necessary quality care to widespread communities while delivering to our fund investors unparalleled portfolio asset quality and steady dividends.

Internal Growth Strategy

We seek to achieve our business objectives internally through:

•

Entering into long-term leases with annual contractual rent increases. We expect to generate internal growth in cash flow through leases that contain provisions for fixed contractual rental increases or increases that are tied to indices such as the Consumer Price Index.

•

Use of net-lease structures. We seek to enter long-term leases primarily under net lease structures, where the tenant agrees to pay monthly rent and property operating expenses (taxes, maintenance and insurance) plus, typically, future rent increases based on stated percentage increases or increases in the Consumer Price Index. We believe that long-term leases, coupled with a tenant’s responsibility for property expenses, will produce a more predictable income stream, while continuing to offer the potential for growth in rental income.

Financing Strategy

We plan to build our capital structure with a balanced approach that maximizes flexibility. We will seek to:

•

Achieve opportunistic and reasonable debt service ratios;

•

Balance debt in a fashion that enhances our ability to access capital markets;

•

Establish a secured revolving credit facility to finance acquisitions in concert with other debt instruments, which depending on appropriateness and availability, include, the assumption of mortgage loans and the placement of “stand- alone” non-recourse debt secured by the property.

•

Access capital internationally so as to avoid market cycle shortages of capital and enhance acquisition expediency

Competition

We compete for development and acquisition opportunities with, among others, private investors, healthcare providers, (including physicians), healthcare-related REITs, real estate partnerships, financial institutions and local developers. Many of these competitors have substantially greater financial and other resources than we have and may have better relationships with lenders and sellers. Increased competition for medical properties from competitors, including other REITs, may adversely affect our ability to acquire specialty medical properties and the price we pay for properties. Our properties face competition from other nearby facilities that provide services comparable to those offered at our facilities. Some of those facilities are owned by governmental agencies and supported by tax revenue, and others are owned by nonprofit corporations and may be supported to a large extent by endowments and charitable contributions. Those types of support are not available to our facilities. In addition, competing healthcare facilities located in the areas served by our facilities may provide health services that are not available at our facilities.

Government Regulation

The healthcare industry is heavily regulated by federal, state and local laws. These laws and regulations are subject to frequent and substantial changes resulting from legislation, adoption of rules and regulations, and administrative and judicial interpretations of existing law. These changes may have a dramatic effect on the definition of permissible or impermissible activities, the relative costs associated with doing business and the amount of reimbursement by government and other third-party payors. These changes may be applied retroactively. The ultimate timing or effect of these changes cannot be predicted. The failure of our tenant to comply with such laws, regulations and requirements could affect our ability to operate our facility or facilities and could adversely affect our tenant’s ability to make lease payments to us.

Sarbanes Oxley Compliance

We will organize, operate, report and position ourselves to remain in complete compliance with the Sarbanes Oxley rules.

Fraud and Abuse Laws

Various federal and state laws prohibit fraud and abusive business practices by healthcare providers who participate in, receive payments from or are in a position to make referrals in connection with a government-sponsored healthcare program, including, but not limited to, the Medicare and Medicaid programs. These include:

•

The Federal Anti-Kickback Statute, which prohibits, among other things, the offer, payment, solicitation or receipt of any form of remuneration in return for, or to induce, the referral of Medicare and Medicaid patients;

•

The Federal Physician Self-Referral Prohibition (Stark), which restricts physicians from making referrals for certain designated health services for which payment may be made under Medicare or Medicaid programs to an entity with which the physician, or an immediate family member, has a financial relationship;

•

The False Claims Act, which prohibits any person from knowingly presenting false or fraudulent claims for payment to the federal government, including under the Medicare and Medicaid programs; and

•

The Civil Monetary Penalties Law, which authorizes the Department of Health and Human Services to impose monetary penalties for certain fraudulent acts.

Each of these laws include criminal and/or civil penalties for violations that range from punitive sanctions, damage assessments, penalties, imprisonment, denial of Medicare and Medicaid payments, and/or exclusion from the Medicare and Medicaid programs. Imposition of any of these types of penalties on our tenants could result in a material adverse effect on their operations, which could adversely affect our business. Additionally, certain laws, such as the False Claims Act, allow for individuals to bring qui tam (whistleblower) actions on behalf of the government for violations of fraud and abuse laws.

Environmental Matters

A wide variety of federal, state and local environmental and occupational health and safety laws and regulations affect healthcare facility operations of special medical properties. Under various federal, state and local environmental laws, ordinances and regulations, an owner of real property or a secured lender (like us) may be liable for the costs of removal or remediation of hazardous or toxic substances at, under or disposed of in connection with such property, as well as other potential costs relating to hazardous or toxic substances (including government fines and damages for injuries to persons and adjacent property). The cost of any required remediation, removal, fines or personal or property damages and the owner’s or secured lender’s liability therefore could exceed the value of the property, and/or the assets of the owner or secured lender. In addition, the presence of such substances, or the failure to properly dispose of or remediate such substances, may adversely affect the owner’s ability to sell or rent such property or to borrow using such property as collateral which, in turn, would reduce our revenue. Although the leases covering our properties require the tenant to indemnify us for certain environmental liabilities, the scope of such obligations may be limited and we cannot assure that any such tenant would be able to fulfill our indemnification obligations.

The Medicare and Medicaid Programs

Sources of revenue for our current and prospective tenants which we refer to generally as “tenants” may include the federal Medicare program, state Medicaid programs, private insurance carriers, healthcare service plans and health maintenance organizations, among others. Efforts to reduce costs by these payors will likely continue, which may result in reduced or slower growth in reimbursement for certain services provided by some tenants. In addition, the failure of any of our tenant to comply with various laws and regulations could jeopardize its certification and ability to continue to participate in the Medicare and Medicaid programs. Medicaid programs differ from state to state but they are all subject to federally-imposed requirements. At least 50% of the funds available under these programs are provided by the federal government under a matching program. Medicaid programs generally pay for acute and rehabilitative care based on reasonable costs at fixed rates. Medicaid payments are generally below private-pay rates. Increasingly, states have introduced managed care contracting techniques into the administration of Medicaid programs. Such mechanisms could have the impact of reducing utilization of and reimbursement to facilities. Other third-party payors in various states base payments on costs, retail rates or, increasingly, negotiated rates. Negotiated rates can include discounts from normal charges, fixed daily rates and prepaid capitated rates.

Healthcare Facilities

The healthcare facility in our portfolio is subject to extensive federal, state and local licensure, certification and inspection laws and regulations. Our tenants’ failure to comply with any of these laws could result in loss of accreditation, denial of reimbursement, imposition of fines, suspension or decertification from federal and state healthcare programs, loss of license or closure of the facility. Such actions may have an effect on our tenants’ ability to make lease payments to us and, therefore, adversely impact us.

Recent Regulatory Developments

The healthcare industry continues to face various challenges, including increased government and private payor pressure on healthcare providers to control costs, the migration of patients from acute care facilities into extended care and home care settings, and the vertical and horizontal consolidation of healthcare providers.

Changes in the law, new interpretations of existing laws, and changes in payment methodologies may have a dramatic effect on the definition of permissible or impermissible activities, the relative costs associated with doing business and the amount of reimbursement furnished by government and other third-party payors. These changes may be applied retroactively under certain circumstances. The ultimate timing or effect of legislative efforts cannot be predicted and may impact us in different ways.

In 2010, the U.S. Congress passed the Affordable Care Act (the “ACA”) which affects the ability of medical practioners to own hospital operations. It also establishes guidelines permitting replacement of existing hospital operations and facilities for physician owned facilities that are grandfathered under the law. The law does not restrict physician ownership of management company interests or real estate, however. We are sensitive to the parameters of the law and will avoid entering into any binding arrangement with tenants or operators that is not permitted under the ACA.

On February 1, 2006, Congress passed the Deficit Reduction Act of 2005, which, in Section 5006, included a statutory prohibition on Centers for Medicare and Medicaid Services’ (“CMS”) enrollment of new specialty hospitals into the Medicare program. The prohibition is intended to remain in place for several year, during which time the Department of Health and Human Services (“HHS”) was instructed to prepare a report for Congress addressing physician investment in specialty hospitals, and specifically whether physician investment is proportional, physician investment constitutes a bona fide investment, whether there should be annual disclosure of investment information, as well as the provision of care by specialty hospitals to Medicaid and charity care patients, and enforcement. It is unclear what additional and new legislative and regulatory changes may result from this continued moratorium or what impact they may have on our current or future tenants.

In addition to the reforms enacted and considered by Congress from time to time, state legislatures periodically consider various healthcare reform proposals. Congress and state legislatures can be expected to continue to review and assess alternative healthcare delivery systems, new regulatory enforcement initiatives, and new payment methodologies.

We believe that government and private efforts to contain or reduce healthcare costs will continue. These trends are likely to lead to reduced or slower growth in reimbursement for certain services provided by our tenants and could adversely affect their ability to make lease payments to us.

Our Industry

Healthcare Industry

Healthcare is the single largest industry in the United States based on Gross Domestic Product ("GDP"). According to the National Health Expenditures Projections, 2012 - 2022 report by the CMS: (i) national health expenditures are projected to grow 6.1% in 2014 and 5.8% in 2015; (ii) the average compounded annual growth rate for national health expenditures, over the projection period of 2015 through 2022, is anticipated to be 6.2%; and (iii) the healthcare industry is projected to represent 18.3% of U.S. GDP in 2014. This growth in expenditures has led to significant growth in healthcare employment. According to the U.S. Department of Labor's Bureau of Labor Statistics, the healthcare industry was the largest industry in the United States in 2010 providing nearly 14 million jobs. While total U.S. employment dropped by over 2% between 2000 and 2010, healthcare employment grew by more than 25% during the same period. The Bureau of Labor Statistics estimates that healthcare sector employment is projected to grow from over 14 million jobs in 2010 to nearly 18.3 million jobs in 2020, an increase of 30%, compared to only 13% growth for jobs in all other employment sectors. Of the approximately 4.3 million new healthcare jobs expected between 2010 and 2020, 63% are projected to arise in ambulatory settings (offices of health practitioners, home health, and other non-institutional settings) with office employment projected to increase by nearly 1.4 million jobs and hospital employment projected to increase by over 940,000 jobs between 2010 and 2020. We believe the continued growth in employment in the healthcare industry, and in particular the ambulatory sector, will lead to growth in demand for medical office buildings and other facilities that serve the healthcare industry.

In addition to the growth in national health expenditures and corresponding increases in employment in the healthcare sector, the nature of healthcare delivery continues to evolve due to the impact of government programs, regulatory changes and consumer preferences. We believe these changes have increased the need for capital among healthcare providers and increased incentives on these providers to develop more efficient real estate solutions in order to enhance the delivery of quality healthcare. In particular, we believe the following factors and trends are creating an attractive environment in which to invest in healthcare properties.

Demographics

The aging of the U.S. population has a direct effect on the demand for healthcare as older persons generally utilize healthcare services at a rate well in excess of younger people. According to CMS, on a per capita basis, the 75-year and older segment of the population spends 76% more on healthcare than the 65 to 74-year-old segment and over 200% more than the population average.

We believe that this aging of the population, improved chronic disease management, technological advances and healthcare reform will positively affect the demand for medical office buildings and seniors housing communities and other healthcare-related facilities and generate attractive investment opportunities. The first wave of Baby Boomers, the largest segment of the U.S. population, began turning 65 in 2011. According to U.S. Census Bureau figures, the U.S. population aged 65 and older is expected to double over the next 25 years. Patients with diseases that were once life threatening are now being treated with specialized medical care and an arsenal of new pharmaceuticals. Advances in research, diagnostics, surgical procedures, pharmaceuticals and a focus on healthier lifestyles have led to people living longer. Finally, we believe that with the arrival of healthcare reform in the United States, we will experience a significant increase in the demand for medical services.

Employees

As of December 12, 2014, we had four employees. The Company is externally managed by Inter-American Management, LLC.

ITEM 1A. RISK FACTORS

The following summarizes the material risks of purchasing or owning our securities. Additional unknown risks may also impair our financial performance and business operations. Our business, financial condition and/or results of operation may be materially adversely affected by the nature and impact of these risks. In such case, the market value of our securities could be detrimentally affected, and investors may lose part or all of the value of their investment. You should carefully consider the risks and uncertainties described below.

Risks Related to Our Properties and Operations

Our growth will partially depend upon our ability to successfully acquire future properties, and we may be unable to enter into and consummate property acquisitions on advantageous terms or our property acquisitions may not perform as we expect.

We compete with many other entities engaged in real estate investment activities for acquisitions of medical office buildings, senior housing communities, select hospitals and post-acute/ skilled nursing facilities. The competition may significantly increase the price we pay and reduce the returns, which we earn. Our potential acquisition targets may find our competitors to be more attractive because they may have greater resources, may be willing to pay more for the properties or may have a more compatible operating philosophy. In particular, larger healthcare real estate REITs may enjoy significant competitive advantages that result from, among other things, a lower cost of capital and enhanced operating efficiencies. In addition:

•

we may acquire properties that are not accretive and we may not successfully manage and lease those properties to meet our expectations;

•

we may be unable to generate sufficient cash from operations, or obtain the necessary debt or equity financing to consummate an acquisition or, if obtainable, financing may not be on satisfactory terms;

•

we may need to spend more than budgeted amounts to make necessary improvements or renovations to acquired properties;

•

agreements for the acquisition of properties are typically subject to customary conditions to closing, including satisfactory completion of due diligence investigations, and we may spend significant time and money on potential acquisitions that we do not consummate;

•

the process of acquiring or pursuing the acquisition of a new property may divert the attention of our management team from our existing business operations;

•

we may be unable to quickly and efficiently integrate new acquisitions, particularly acquisitions of portfolios of properties, into our existing operations;

•

market conditions may result in future vacancies and lower-than expected rental rates; and

•

we may acquire properties without recourse, or with only limited recourse, for liabilities, whether known or unknown, such as cleanup of environmental contamination, claims by tenants, vendors or other persons against the former owners of the properties and claims for indemnification by general partners, directors, officers and others indemnified by the former owners of the properties.

We may be unable to renew leases or re-lease space as leases expire. If tenants do not renew their leases upon expiration, we may be unable to re-lease the vacated space. Even if the tenants do re-lease the lease or we are able to re-lease to a new tenant, the terms and conditions of the new lease may not be as favorable as the terms and conditions of the expired lease. In addition, one or more of our properties may incur a vacancy either by the continued default of a tenant under its lease or the expiration of one of our leases. Healthcare facilities in general and medical office buildings in particular tend to be specifically suited for the particular needs of its tenants and major renovations and expenditures may be required in order for us to re-lease vacant space. In addition, the resale value of a property could be diminished because the market value of a particular property will depend principally upon the value of the cash flow generated from the property, which in the case of vacancies, will be reduced.

Our properties may be subject to impairment charges.

We are periodically required to evaluate our real estate investments for impairment indicators. The judgment regarding the existence of impairment indicators is based on factors such as market conditions, tenant performance and legal structure. For example, the early termination of, or default under, a lease by a tenant may lead to an impairment charge. If we determine that an impairment has occurred, we would be required to make a downward adjustment to the net carrying value of the property. Impairment charges also indicate a potential permanent adverse change in the fundamental operating characteristics of the impaired property. There is no assurance that these adverse changes will be reversed in the future and the decline in the impaired property's value could be permanent.

Our real estate investments are relatively illiquid, and therefore we may not be able to dispose of properties when appropriate or on favorable terms.

Investments in real properties are relatively illiquid. We may not be able to quickly alter our portfolio or generate capital by selling properties. The real estate market is affected by many factors, such as general economic conditions, availability of financing, interest rates and other factors, including supply and demand, that are beyond our control. If we need or desire to sell a property or properties, we cannot predict whether we will be able to do so at a price or on the terms and conditions acceptable to us. We cannot predict the length of time needed to find a willing purchaser and to close the sale of a property. Further, we may be required to invest monies to correct defects or to make improvements before a property can be sold. We cannot assure you that we will have funds available to correct these defects or to make these improvements. Moreover, in acquiring a property, we may agree to restrictions that prohibit the sale of that property for a period of time or impose other restrictions, such as a limitation on the amount of debt that can be placed or repaid on that property. These provisions would restrict our ability to sell a property.

There is no public trading market for our shares and there may never be one.

Our shares are not listed on a national securities exchange and our common stock is sporadically and thinly traded. Even though we intend to file an application to list our shares on a national securities exchange once we meet the listing requirements, there is no assurance that our shares will in fact be listed or of the price at which the shares would trade or the volume that would develop. Unless our shares are listed, purchasers in so-called secondary market transactions must satisfy applicable suitability and minimum purchase standards and the sale must not violate state securities laws. Those requirements may further limit the ability of stockholders to sell shares.

We may be unable to obtain key personnel.

Our success depends to a significant degree upon the contributions of certain of our executive officers and other key personnel. We cannot guarantee that all, or any particular one of our key personnel, will remain affiliated with or become our employees. We do not separately maintain key person life insurance on any person. Failure to retain key employees and retain highly skilled managerial, operational and marketing personnel could have a material adverse effect on our ability to achieve our investment objectives, lessen or eliminate the benefits of becoming self-managed and could result in us incurring excess costs and suffering deficiencies in our disclosure controls and procedures or our internal control over financial reporting.

We may be unable to pay or maintain distributions from cash available from operations or increase distributions over time.

There are many factors that can affect the availability and timing of cash distributions to stockholders. Distributions are based principally on cash available from our operations, but we may be required to borrow funds or sell assets to fund distributions. Actual cash available for distributions may vary substantially from estimates. There is no assurance that we will be able to pay or maintain distributions or that distributions will increase over time. Distributions funded from anything other than cash flow from operations reduces the amount of capital available to invest in properties and other permitted investments.

Our operating results are affected by economic and regulatory changes that have an adverse impact on the real estate market in general. These changes may impact our profitability and ability to realize growth in the value of our real estate properties.

Our operating results are subject to risks generally incident to the ownership of real estate, including:

•

changes in general economic or local conditions;

•

changes in supply of or demand for similar or competing properties in an area;

•

changes in interest rates and availability of permanent mortgage funds that may render the sale of a property difficult or unattractive;

•

increases in operating expenses;

•

vacancies and inability to lease or sublease space;

•

changes in tax, real estate, environmental and zoning laws; and

•

periods of high interest rates and tight money supply.

The location of our properties is Nebraska and North Carolina. Thus, our properties may be adversely affected by economic cycles and risks inherent to those states.

Any adverse situation that disproportionately affects Nebraska or North Carolina may have a magnified adverse effect on our portfolio. Factors that may negatively affect economic conditions in Nebraska include:

•

business layoffs, downsizing or relocations;

•

industry slowdowns;

•

changing demographics;

•

increased telecommuting and use of alternative work places;

•

infrastructure quality;

•

any oversupply of, or reduced demand for, real estate;

•

concessions or reduced rental rates under new leases for properties where tenants defaulted; and

•

increased insurance premiums.

If a tenant declares bankruptcy, we may be unable to collect balances due under relevant leases, which could adversely affect our financial condition and ability to pay distributions.

Any of our tenants, or any guarantor of a tenant's lease obligations, could be subject to a bankruptcy proceeding pursuant to Title 11 of the bankruptcy laws of the United States. A bankruptcy filing by one of our tenants or any guarantor of a tenant's lease obligations would bar all efforts by us to collect pre-bankruptcy debts from these entities or their properties, unless we receive an enabling order from the bankruptcy court. There is no assurance the tenant or its trustee would agree to assume the lease. If a lease is rejected by a tenant in bankruptcy, we would have a general unsecured claim for damages, and it is unlikely we would receive any payments from the tenant. A tenant or lease guarantor bankruptcy could delay efforts to collect past due balances under the relevant leases, and could ultimately preclude full collection of these sums. A tenant or lease guarantor bankruptcy could cause a decrease or cessation of rental payments that would mean a reduction in our cash flow and the amount available to pay distributions.

If a sale-leaseback transaction is re-characterized in a tenant's bankruptcy proceeding, our financial condition and ability to make distributions to you could be adversely affected.

We may enter into sale-leaseback transactions, whereby we would purchase a property and then lease the same property back to the person from whom we purchased it. In the event of the bankruptcy of a tenant, a transaction structured as a sale- leaseback may be re-characterized as either a financing or a joint venture, either of which outcomes could adversely affect our business. If the sale-leaseback were re-characterized as a financing, we might not be considered the owner of the property, and as a result would have the status of a creditor in relation to the tenant. In that event, we would no longer have the right to sell or encumber our ownership interest in the property. Instead, we would have a claim against the tenant for the amounts owed under the lease, with the claim arguably secured by the property. The tenant/debtor might have the ability to propose a plan restructuring the term, interest rate and amortization schedule of its outstanding balance. If confirmed by the bankruptcy court, we could be bound by the new terms, and prevented from foreclosing our lien on the property. If the sale-leaseback were re- characterized as a joint venture, our lessee and we could be treated as co-venturers with regard to the property. As a result, we could be held liable, under some circumstances, for debts incurred by the lessee relating to the property.

We may suffer losses that are not covered by insurance or that are in excess of insurance coverage.

Our general liability coverage, property insurance coverage and umbrella liability coverage on all our properties may not be adequate to insure against liability claims and provide for the costs of defense. Similarly, we may not have adequate coverage against the risk of direct physical damage or to reimburse us on a replacement cost basis for costs incurred to repair or rebuild each property. There are also certain types of losses, generally of a catastrophic nature, such as losses due to wars, acts of terrorism, earthquakes, floods, hurricanes, pollution or environmental matters, which are either uninsurable or not economically insurable, or may be insured subject to limitations, such as large deductibles or co-payments. Also, insuring against potential terrorist acts could sharply increase the premiums we pay for coverage against property and casualty claims. Additionally, mortgage lenders in some cases have begun to insist that commercial property owners purchase specific coverage against terrorism as a condition for providing mortgage loans. These insurance policies may or may not be available, or available at reasonable cost. In these instances, we may be required to provide other financial support, either through financial assurances or self-insurance, to cover potential losses. If we suffer a substantial loss, our insurance coverage may not be sufficient to pay the full current market value or current replacement value of our lost investment. Inflation, changes in building codes and ordinances, environmental considerations and other factors also might make it infeasible to use insurance proceeds to replace a property after it has been damaged or destroyed.

Costs of complying with governmental laws and regulations, including those relating to environmental matters, may adversely affect our income and the cash available for any distributions.

All real property and the operations conducted on real property are subject to federal, state and local laws and regulations relating to environmental protection and human health and safety. These laws and regulations generally govern wastewater discharges, air emissions, the operation and removal of underground and above-ground storage tanks, the use, storage, treatment, transportation and disposal of solid and hazardous materials, and the remediation of contamination associated with disposals. Laws and regulations may impose joint and several liability on tenants, owners or operators for the costs to investigate or remediate contaminated properties, regardless of fault or whether the acts causing the contamination were legal. This liability could be substantial. In addition, the presence of hazardous substances, or the failure to properly remediate these substances, may adversely affect our ability to sell, rent or pledge such property as collateral for future borrowings.

Some of these laws and regulations have been amended so as to require compliance with new or more stringent standards as of future dates. Compliance with new or more stringent laws or regulations or stricter interpretation of existing laws may require material expenditures by us. Future laws, ordinances or regulations may impose material environmental liability. Additionally, our tenants' operations, the existing condition of land when we buy it, operations in the vicinity of our properties, such as the presence of underground storage tanks, or activities of unrelated third parties, may affect our properties. In addition, there are various local, state and federal fire, health, life-safety and similar regulations with which we may be required to comply, and that may subject us to liability in the form of fines or damages for noncompliance.

State and federal laws in this are constantly evolving, and we may be affected by such changes and be required to comply with new laws, including obtaining environmental assessments of most properties that we acquire; however, we will not obtain an independent third-party environmental assessment for every property we acquire. In addition, any such assessment that we do obtain may not reveal all environmental liabilities or that a prior owner of a property did not create a material environmental condition not known to us. We may be required to spend substantial sums defending against claims of liability, of compliance with environmental regulatory requirements, of remediating any contaminated property, or of paying personal injury claims.

Joint venture investments could be adversely affected by our lack of sole decision-making authority, our reliance on the financial condition of co-venturers and disputes between us and our co-venturers.

We may become a party to a joint venture and may enter into other partnerships and co-ownership arrangements (including preferred equity investments). We may not be in a position to exercise sole decision-making authority regarding such joint ventures. Investments in joint ventures may, under certain circumstances, involve risks not present were a third party not involved, including the possibility that partners or co-venturers might become bankrupt or fail to fund their required capital contributions. Co-venturers may have economic or other business interests or goals, which are inconsistent with our business interests or goals, and may be in a position to take actions contrary to our policies or objectives. These investments may also have the potential risk of impasses on decisions, such as a sale, because neither we nor the co-venturer would have full control over the joint venture. Disputes between us and co-venturers may result in litigation or arbitration that would increase our expenses and prevent our officers or directors from focusing their time and effort on our business. Consequently, actions by or disputes with co-venturers might result in subjecting properties owned by the joint venture to additional risk. In addition, we may in certain circumstances be liable for the actions of our co-venturers.

Our costs associated with complying with the Americans with Disabilities Act may affect cash available for distributions.

Our properties will be subject to the Americans with Disabilities Act of 1990 (the "Disabilities Act"). Under the Disabilities Act, all places of public accommodation are required to comply with federal requirements related to access and use by disabled persons. The Disabilities Act has separate compliance requirements for "public accommodations" and "commercial facilities" that generally require that buildings and services, including restaurants and retail stores, be made accessible and available to people with disabilities. The Disabilities Act's requirements could require removal of access barriers and could result in the imposition of injunctive relief, monetary penalties, or, in some cases, an award of damages. We cannot assure you that we will be able to acquire properties in compliance with the Disabilities Act or allocate the burden on the seller or other third party, such as a tenant, to ensure compliance with the Disabilities Act. However, we cannot assure you that we will be able to acquire properties or allocate responsibilities in this manner.

Potential changes in U.S. accounting standards regarding operating leases may make the leasing of our properties less attractive to our potential tenants, which could reduce overall demand for our leasing services.

Under current authoritative accounting guidance for leases, a lease is classified by a tenant as a capital lease if the significant risks and rewards of ownership are considered to reside with the tenant. Under capital lease accounting for a tenant, both the leased asset and liability are reflected on their balance sheet. If the lease does not meet any of the criteria for a capital lease, the lease is considered an operating lease by the tenant, and the obligation does not appear on the tenant's balance sheet; rather, the contractual future minimum payment obligations are only disclosed in the footnotes thereto. The Financial Accounting Standards Board ("FASB") and the International Accounting Standards Board ("IASB") conducted a joint project to re-evaluate lease accounting and have jointly released exposure drafts of a proposed accounting model that would significantly change lease accounting. Changes to the accounting guidance could affect both our accounting for leases as well as that of our current and potential tenants.

Our business and operations would suffer in the event of system failures.

Despite system redundancy, the implementation of security measures and the existence of a disaster recovery plan for our internal information technology systems, our systems are vulnerable to damages from any number of sources, including computer viruses, unauthorized access, energy blackouts, natural disasters, terrorism, war, and telecommunication failures. Any system failure or accident that causes interruptions in our operations could result in a material disruption to our business. We may also incur additional costs to remedy damages caused by such disruptions.

The occurrence of cyber incidents, or a deficiency in our cybersecurity, could negatively impact our business by causing a disruption to our operations, a compromise or corruption of our confidential information, and/or damage to our business relationships, all of which could negatively impact our financial results.

A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity, or availability of our information resources. More specifically, a cyber-incident is an intentional attack or an unintentional event that can include gaining unauthorized access to systems to disrupt operations, corrupt data, or steal confidential information. As our reliance on technology has increased, so have the risks posed to our systems, both internal and those we have outsourced. Our three primary risks that could directly result from the occurrence of a cyber-incident include operational interruption, damage to our relationship with our tenants, and private data exposure. We have implemented processes, procedures and controls to help mitigate these risks, but these measures, as well as our increased awareness of a risk of a cyber-incident, do not guarantee that our financial results will not be negatively impacted by such an incident.

Healthcare Industry Risks

Reductions in reimbursement from third-party payors, including Medicare and Medicaid, could adversely affect the profitability of our tenants and hinder their ability to make rent payments to us.

Some our tenants rely on payments or reimbursements from government-funded healthcare programs such as the Medicare and Medicaid programs. Others rely on private insurance carriers and health maintenance organizations, among others. Efforts by these payors to control or reduce healthcare costs have intensified in recent years and will likely continue. Our tenants will likely continue to experience a shift in payor mix away from fee-for-service payors, resulting in an increase in the percentage of revenues attributable to managed care payors, and general industry trends that include pressures to control healthcare costs. Pressures to control healthcare costs and a shift away from traditional health insurance reimbursement to managed care plans have resulted in an increase in the number of patients whose healthcare coverage is provided under managed care plans, such as health maintenance organizations and preferred provider organizations. These changes could have a material adverse effect on the financial condition of some or all of our tenants. The financial impact on our tenants could restrict their ability to make rent payments to us. In addition, the failure of any of our tenants to comply with various laws and regulations could jeopardize their ability to continue participating in Medicare, Medicaid and other government-sponsored payment programs, which would impact their ability to make lease payments to us.

A reduction in Medicare payment rates may have an adverse effect on the Medicare reimbursements received by certain of our tenants, which could adversely affect us.

Several government initiatives have resulted in reductions in funding of the Medicare and Medicaid programs and additional changes in reimbursement regulations by CMS, contributing to enhanced pressure to contain healthcare costs and additional operational requirements, which could adversely affect our tenants' ability to make rent payments to us.

Physician reimbursement under Medicare has been subject to the threat of a pay cut of over 20% due to the Sustainable Growth Rate formula ("SGR") enacted by the Balanced Budget Act of 1997. Congress has repeatedly delayed the pay cut through temporary legislative fixes. On February 6, 2014, a bipartisan bill was introduced in the House of Representatives that would repeal SGR and provide for an annual rate increase of 0.5% through 2018. However, should the bill fail to pass, physician reimbursement would continue to require congressional action to eliminate or delay the SGR pay cut. Should the SGR pay cut go into effect, the financial impact on certain of our tenants could restrict their ability to make rent payments to us.

On July 29, 2011, the CMS announced a final rule reducing Medicare skilled nursing facility payments by 11.1%, or $3.87 billion, in fiscal year 2012, with only an increase of 1.8%, or $670 million, announced for fiscal year 2013. On July 31, 2013, CMS issued a final rule providing for a net increase of only 1.3%, or $470 million, in skilled nursing facility payments in fiscal year 2014 relative to fiscal year 2013. In addition to the 2011 reduction, there have been numerous initiatives on the federal and state levels for comprehensive reforms affecting the payment for and availability of healthcare services.

The healthcare industry is heavily regulated, and new laws or regulations, changes to existing laws or regulations, loss of licensure or failure to obtain licensure could result in the inability of our tenants to make rent payments to us.

The healthcare industry is heavily regulated by federal, state and local governmental bodies. Our tenants are subject to laws and regulations covering, among other things, licensure, certification for participation in government programs, and relationships with physicians and other referral sources. All of these laws and regulations or changes in the law and regulations could negatively impact tenants' ability to make lease payments to us. For example, many medical facilities and their tenants may require a license or Certificate of Need (“CON”) to operate. Failure to obtain a license or CON, or loss of a required license or CON, would prevent a facility from operating in the manner intended by the tenant. State and local laws also may regulate expansion, including the addition of new beds or services or acquisition of medical equipment, and the construction of medical facilities, by requiring a CON or other similar approval. State CON laws are not uniform throughout the United States and are subject to change. We cannot predict the impact of state CON laws on our properties or our tenants. In addition, state CON laws often materially impact the ability of competitors to enter into the marketplace served by our facilities. The repeal of CON laws could allow competitors to freely operate in previously closed markets. This could negatively affect our tenants' business. In certain circumstances, loss of state licensure or certification or closure of a facility could result in a tenant's loss of authority to operate the facility and require new CON authorization to re-institute operations.

Some tenants of medical office buildings and healthcare-related facilities are subject to fraud and abuse laws, the violation of which by a tenant may jeopardize the tenant's ability to make rent payments to us.

There are various federal and state laws prohibiting fraudulent and abusive business practices by healthcare providers who participate in, receive payments from or are in a position to make referrals in connection with government-sponsored healthcare programs, including the Medicare and Medicaid programs.

Our lease arrangements with certain tenants may also be subject to these fraud and abuse laws. These laws include the Federal Anti-Kickback Statute, which prohibits, among other things, the offer, payment, solicitation or receipt of any form of remuneration in return for, or to induce, the referral of any item or service reimbursed by Medicare or Medicaid; the Federal Physician Self-Referral Prohibition, which, subject to specific exceptions, restricts physicians from making referrals for specifically designated health services for which payment may be made under Medicare or Medicaid programs to an entity with which the physician, or an immediate family member, has a financial relationship; the False Claims Act, which prohibits any person from knowingly presenting false or fraudulent claims for payment to the federal government, including claims paid by the Medicare and Medicaid programs; and the Civil Monetary Penalties Law, which authorizes the U.S. Department of Health and Human Services to impose monetary penalties for certain fraudulent acts. Each of these laws includes criminal and civil penalties for violations that range from punitive sanctions, damage assessments, penalties, imprisonment, denial of Medicare and Medicaid payments and exclusion from the Medicare and Medicaid programs. Certain laws, such as the False Claims Act, allow for individuals to bring whistleblower actions on behalf of the government for violations thereof. Additionally, states in which the facilities are located may have similar fraud and abuse laws. Investigation by a federal or state governmental body for violation of fraud and abuse laws or imposition of any of these penalties upon one of our tenants could jeopardize that tenant's ability to operate or to make rent payments to us.

Adverse trends in healthcare provider operations may negatively affect our lease revenues.

The healthcare industry currently is experiencing changes in the demand for and methods of delivering healthcare services; changes in third party reimbursement policies; significant unused capacity in certain areas, which has created substantial competition for patients among healthcare providers in those areas; continuing pressure by private and governmental payors to reduce payments to providers of services; and increased scrutiny of billing, referral and other practices by federal and state authorities. These factors may adversely affect the economic performance of some or all of our tenants and, in turn, our lease revenues.

Our properties and tenants may be unable to compete successfully, which could result in lower rent payments and reduce our cash flow from operations.

The properties we own or may acquire and the tenants thereof may face competition from nearby hospitals and other medical facilities that provide comparable services. Some of those competing facilities may be owned by governmental agencies and supported by tax revenues while others may be owned by nonprofit corporations and supported to a large extent by endowments and charitable contributions. These types of support are not available to our properties. Similarly, our tenants face competition from other medical practices in nearby hospitals and other medical facilities. Our tenants' failure to compete successfully with these other practices could adversely affect their ability to make rental payments, which could adversely affect our rental revenues. Further, from time to time and for reasons beyond our control, referral sources, including physicians and managed care organizations, may change their lists of hospitals or physicians to which they refer patients. This could adversely affect our tenants' ability to make rental payments, which could adversely affect our rental revenues.

Our tenants may be subject to significant legal actions that could subject them to increased operating costs and substantial uninsured liabilities, which may affect their ability to pay their rent payments to us.

Certain tenants of our healthcare facilities may become subject to claims that their services have resulted in patient injury or other adverse effects. In general, tenants of healthcare facilities have experienced an increasing trend in the frequency and severity of professional liability and general liability insurance claims and litigation asserted against them. The insurance coverage maintained by these tenants may not cover all claims made against them nor continue to be available at a reasonable cost, if at all. In some states, insurance coverage for the risk of punitive damages arising from professional liability and general liability claims or litigation may not, in certain cases, be available to these tenants due to state law prohibitions or limitations of availability. As a result, tenants operating in these states may be liable for punitive damage awards that are either not covered or are in excess of their insurance policy limits. Recently, there has been an increase in governmental investigations of certain healthcare providers, particularly in the area of Medicare/Medicaid false claims, as well as an increase in enforcement actions resulting from these investigations. Insurance is not available to cover these losses. Any adverse determination in a legal proceeding or governmental investigation, whether currently asserted or arising in the future, could have a material adverse effect on a tenant's financial condition. If one of our tenants is unable to obtain or maintain insurance coverage or suffers a judgment, in excess of the insurance coverage, if a tenant is required to pay uninsured punitive damages, or becomes subject to an uninsurable government enforcement action, the tenant could be exposed to substantial additional liabilities, which may affect the tenant's ability to pay rent to us.

We may experience adverse effects as a result of potential financial and operational challenges faced by the operators of healthcare facilities we acquire.

Operators of healthcare facilities we own or acquire may face operational challenges from potentially reduced revenue streams and increased demands on their existing financial resources. Tenants that operate skilled nursing facilities derive their revenues primarily from governmentally funded reimbursement programs, such as Medicare and Medicaid. Accordingly, these tenants are subject to the potential negative effects of decreased reimbursement rates offered through these programs. Their revenue may also be adversely affected as a result of falling occupancy rates or slow lease-ups for assisted and independent living facilities. In addition, our facility operators may incur additional demands on their existing financial resources as a result of increases in senior healthcare operator liability, insurance premiums and other operational expenses which could force a tenant to file for bankruptcy protection. The bankruptcy or insolvency of a tenant may adversely affect the income produced by the property or properties operated by the tenant.

Our tenants may also be negatively affected if they fail to comply with various complex federal and state laws that govern a wide array of referrals, relationships and licensure requirements in the healthcare industry. The violation of any of these laws or regulations may result in the imposition of fines or other penalties that could jeopardize that tenant's ability to make payment obligations to us or to continue operating its facility. In addition, legislative proposals are commonly being introduced or proposed in federal and state legislatures that could affect major changes in the healthcare sector, either nationally or at the state level. We cannot say with any certainty whether this proposed legislation will be adopted or, if adopted, what effect such legislation would have on our tenants and their operations.

Recently enacted comprehensive healthcare reform legislation could materially and adversely affect our business, and the business of our tenants.

In March 2010, the Affordable Care Act was enacted with the intention of reducing the number of individuals in the United States without health insurance and effecting significant other changes to the ways in which healthcare is organized, delivered and reimbursed was enacted. The complexities and ramifications of the new legislation are significant. While the majority of the legislation was intended to go into effect by or before 2014, the implementation deadlines for certain provisions have been delayed, and other provisions will continue to be implemented in a phased approach through 2018.

The Affordable Care Act includes program integrity provisions that both create new authorities and expand existing authorities for federal and state governments to address fraud, waste and abuse in federal health programs. In addition, it expands reporting requirements and responsibilities related to facility ownership and management, patient safety and care quality. In the ordinary course of their businesses, our tenants may be regularly subjected to inquiries, investigations and audits by federal and state agencies that oversee these laws and regulations. If they do not comply with the additional reporting requirements and responsibilities, their ability to participate in federal health programs may be adversely affected. Moreover, there may be other aspects of the comprehensive healthcare reform legislation for which regulations have not yet been adopted, which, depending on how they are implemented, could materially and adversely affect our tenants and their ability to pay rent to us.

Risks Associated with Real Estate-Related Debt and Other Investments

Any real estate debt security that we originate or purchase is subject to the risks of delinquency and foreclosure.

We may originate and purchase real estate debt securities, which are subject to numerous risks including delinquency and foreclosure. Typically, we will not have recourse to the personal assets of our borrowers. The ability of a borrower to repay a real estate debt security secured by an income-producing property depends primarily upon the successful operation of the property, rather than upon the existence of independent income or assets of the borrower.

We bear the risks of loss of principal to the extent of any deficiency between the value of the collateral and the principal and accrued interest of the real estate debt security. In the event of the bankruptcy of a borrower, the real estate debt security to that borrower will be deemed to be collateralized only to the extent of the value of the underlying collateral at the time of bankruptcy (as determined by the bankruptcy court), and the lien securing the real estate debt security will be subject to the avoidance powers of the bankruptcy trustee or debtor-in-possession to the extent the lien is unenforceable under state law. Foreclosure of a real estate debt security can be an expensive and lengthy process. We also may be forced to foreclose on certain properties, be unable to sell these properties and be forced to incur substantial expenses to improve operations at the property.

In addition, the value of mortgage loan investments is impacted by changes in the value of underlying collateral (if any), interest rates, volatility, and prepayment rates, among other things. For example:

•

interest rate increases will reduce the amount of payments leaving us with a debt security generating less than market yields and reducing the value of our real estate debt;

•

prepayment rates may increase if interest rates decline causing us to reinvest the proceeds in potentially lower yielding investments;

•

decreases in the collateral for a non-recourse mortgage loan will likely reduce the value of the investment even if the borrower is current on payments;

•

mezzanine loans investments may be even more volatile because, among other things, the senior lender may be able to exercise remedies that protect the senior lenders but that result in us losing our investment.

Any hedging strategies we utilize may not be successful in mitigating our risks.

We may enter into hedging transactions to manage, for example, the risk of interest rate or price changes. To the extent that we use derivative financial instruments, we will be exposed to credit, basis and legal enforceability risks. Derivative financial instruments may include interest rate swap contracts, interest rate cap or floor contracts, futures or forward contracts, options or repurchase agreements. In this context, credit risk is the failure of the counterparty to perform under the terms of the derivative contract. If the fair value of a derivative contract is positive, the counterparty owes us, which creates credit risk for us. Basis risk occurs when the index upon which the contract is based is more or less variable than the index upon which the hedged asset or liability is based, thereby making the hedge less effective. Finally, legal enforceability risks encompass general contractual risks, including the risk that the counterparty will breach the terms of, or fail to perform its obligations under, the derivative contract. We may not be able to manage these risks effectively.

Risks Related to Corporate Structure

Our rights and the rights of our stockholders to recover claims against our officers, directors and our Manager are limited, which could reduce your and our recovery against them if they cause us to incur losses.

Maryland law provides that a director has no liability in that capacity if he or she performs his or her duties in good faith, in a manner he or she reasonably believes to be in the corporation's best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. In addition, subject to certain limitations set forth therein or under Maryland law, our articles of incorporation provides that no director or officer will be liable to us or our stockholders for monetary damages and requires us to indemnify our directors, our officers and permits us to indemnify our employees and agents. We and our stockholders also may have more limited rights against our directors, officers, employees and agents than might otherwise exist under common law, which could reduce your and our recovery against them. In addition, we may be obligated to fund the defense costs incurred by our directors, officers, employees and agents in some cases.

The limit on the number of shares a person may own may discourage a takeover that could otherwise result in a premium price to our stockholders.

Our articles of incorporation may be amended, with certain exceptions, which authorizes our directors to take actions as are necessary and desirable to qualify as a REIT. Unless exempted by our board of directors, no person may own more than 9.8% in value of the aggregate of the outstanding shares of our stock or more than 9.8% (in value or number, whichever is more restrictive) of any class or series of the outstanding shares of our stock. This restriction may have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all our assets) that might provide a premium price for holders of our common stock. Similarly, this restriction further limits a stockholder's ability to sell shares.

Maryland law prohibits certain business combinations, which may make it more difficult for us to be acquired and may limit your ability to exit the investment.

Under Maryland law, "business combinations" between a Maryland corporation and an interested stockholder or an affiliate of an interested stockholder are prohibited for five years after the most recent date on which the interested stockholder becomes an interested stockholder. These business combinations include a merger, consolidation, share exchange or, in circumstances specified in the statute, an asset transfer or issuance or reclassification of equity securities. An interested stockholder is defined as:

•

any person who beneficially owns 10% or more of the voting power of the corporation's outstanding voting stock; or

•

an affiliate or associate of the corporation who, at any time within the two-year period prior to the date in question, was the beneficial owner of 10% or more of the voting power of the then outstanding stock of the corporation.

A person is not an interested stockholder under the statute if the board of directors approved in advance the transaction by which he or she otherwise would have become an interested stockholder. However, in approving a transaction, the board of directors may provide that its approval is subject to compliance, at or after the time of approval, with any terms and conditions determined by the board of directors.

After the five-year prohibition, any business combination between the Maryland Corporation and an interested stockholder generally must be recommended by the board of directors of the corporation and approved by the affirmative vote of at least:

•

80% of the votes entitled to be cast by holders of outstanding shares of voting stock of the corporation; and

•

two-thirds of the votes entitled to be cast by holders of voting stock of the corporation other than shares held by the interested stockholder with whom or with whose affiliate the business combination is to be effected or held by an affiliate or associate of the interested stockholder.

These super-majority vote requirements do not apply if the corporation's common stockholders receive a minimum price, as defined under Maryland law, for their shares in the form of cash or other consideration in the same form as previously paid by the interested stockholder for its shares. The business combination statute permits various exemptions from its provisions, including business combinations that are exempted by the board of directors prior to the time that the interested stockholder becomes an interested stockholder. The business combination statute may discourage others from trying to acquire control of us and increase the difficulty of consummating any offer.

Maryland law limits the ability of a third-party to buy a large stake in us and exercise voting power in electing directors, which may discourage a takeover that could otherwise result in a premium price to our stockholder.

The Maryland Control Share Acquisition Act provides that "control shares" of a Maryland corporation acquired in a "control share acquisition" have no voting rights except to the extent approved by the affirmative vote of stockholders entitled to cast two-thirds of the votes entitled to be cast on the matter. Shares of stock owned by the acquirer, by officers or by employees who are directors of the corporation, are excluded from shares entitled to vote on the matter. "Control shares" are voting shares of stock which, if aggregated with all other shares of stock owned by the acquirer or in respect of which the acquirer can exercise or direct the exercise of voting power (except solely by virtue of a revocable proxy), would entitle the acquirer to exercise voting power in electing directors within specified ranges of voting power. Control shares do not include shares the acquiring person is then entitled to vote as a result of having previously obtained stockholder approval. A "control share acquisition" means the acquisition of issued and outstanding control shares. The control share acquisition statute does not apply (a) to shares acquired in a merger, consolidation or share exchange if the corporation is a party to the transaction, or (b) to acquisitions approved or exempted by the articles of incorporation or bylaws of the corporation. Our bylaws contain a provision exempting from the Control Share Acquisition Act any and all acquisitions of our stock by any person. There can be no assurance that this provision will not be amended or eliminated at any time in the future.

We may require significant additional capital to fund our business plan.

We will be required to raise significant funds to acquire additional properties to diversify our property portfolio. There can be no assurance that the property we now hold, or properties which we may acquire, will ever generate a positive cash flow from their operations of sale. Capital markets worldwide have been adversely affected by substantial losses by financial institutions, in turn caused by investments in asset-backed securities. We may not be successful in obtaining the required financing, or if we can obtain such financing, such financing may not be on terms that are favorable to us. Failure to obtain such additional financing could result in delay or indefinite postponement of our expansion plans.

Risks Related To Our Common Stock

There currently is only a minimal public market for our Common Stock. Failure to develop or maintain a trading market could negatively affect the value of our Common Stock and make it difficult or impossible for you to sell your shares.

There currently is only a minimal public market for shares of our common stock and an active market may never develop. Our common stock is quoted on the OTCQB operated by OTC Markets Group Inc. under the symbol “GMRE”. We may not ever be able to satisfy the listing requirements for our common stock to be listed on an exchange, which are often a more widely-traded and liquid market. Some, but not all, of the factors that may delay or prevent the listing of our common stock on a more widely-traded and liquid market include the following: our stockholders’ equity may be insufficient; the market value of our outstanding securities may be too low; our net income from operations may be too low; our common stock may not be sufficiently widely held; we may not be able to secure market makers for our common stock; and we may fail to meet the rules and requirements mandated by the several exchanges and markets to have our common stock listed.

We cannot assure you that the common stock will become liquid or that it will be listed on a securities exchange.

Until our common stock is listed on a national securities exchange such as the New York Stock Exchange or the Nasdaq Stock Market, we expect our common stock to remain eligible for quotation on the OTCQB, or other over-the-counter quotation systems. In such venues, however, an investor may find it difficult to obtain accurate quotations as to the market value of our common stock. In addition, if we fail to meet the criteria set forth in SEC regulations, various requirements would be imposed by law on broker-dealers who sell our securities to persons other than established customers and accredited investors. Consequently, such regulations may deter broker-dealers from recommending or selling our common stock, which may further affect the liquidity of the common stock. This would also make it more difficult for us to raise capital.

The application of the “penny stock” rules could adversely affect the market price of our common shares and increase your transaction costs to sell those shares.

The SEC has adopted rule 3a51-1 that establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, Rule 15g-9 requires:

•

that a broker or dealer approves a person’s account for transactions in penny stocks, and

•

that the broker or dealer receives from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must:

•

obtain financial information and investment experience objectives of the person, and

•

make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form:

•

sets forth the basis on which the broker or dealer made the suitability determination; and

•

that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

The market price for our common shares is particularly volatile given our status as a relatively unknown company with a small and thinly traded public float, limited operating history and lack of profits that could lead to wide fluctuations in our share price. You may be unable to sell your common shares at or above your purchase price, which may result in substantial losses to you.

The market for our common shares is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. The volatility in our share price is attributable to a number of factors. First, as noted above, our common shares are sporadically and thinly traded. As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our shareholders may disproportionately influence the price of those shares in either direction. The price for our shares could, for example, decline precipitously in the event that a large number of our common shares are sold on the market without commensurate demand, as compared to a seasoned issuer, which could better absorb those sales without adverse impact on our share price. Secondly, we are a speculative or “risky” investment due to our limited operating history and lack of profits to date, and uncertainty of future market acceptance for our potential products and services. As a consequence of this enhanced risk, more risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a seasoned issuer. Many of these factors are beyond our control and may decrease the market price of our common shares, regardless of our operating performance. We cannot make any predictions or projections as to what the prevailing market price for our common shares will be at any time including as to whether our common shares will sustain their current market prices or as to what effect that the sale of shares or the availability of common shares for sale at any time will have on the prevailing market price.

Failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 could have a material adverse effect on our business and stock price.

Section 404 of the Sarbanes-Oxley Act of 2002 (“the Sarbanes-Oxley Act”) requires that we establish and maintain an adequate internal control structure and procedures for financial reporting and include a report of management on our internal control over financial reporting in our annual report on Form 10-K. That report must contain an assessment by management of the effectiveness of our internal control over financial reporting and must include disclosure of any material weaknesses in internal control over financial reporting that we have identified.

Rule 144 Related Risk.

The SEC adopted amendments to Rule 144, which became effective on February 15, 2008 that applies to securities acquired both before and after that date. Under these amendments, a person who has beneficially owned restricted shares of our common stock for at least six months would be entitled to sell their securities provided that: (i) such person is not deemed to have been one of our affiliates at the time of, or at any time during the three months preceding a sale, (ii) we are subject to the Exchange Act periodic reporting requirements for at least 90 days before the sale and (iii) if the sale occurs prior to satisfaction of a one-year holding period, we provide current information at the time of sale. Persons who have beneficially owned restricted shares of our common stock for at least six months but who are our affiliates at the time of, or at any time during the three months preceding a sale, would be subject to additional restrictions by which such person would be entitled to sell within any three-month period only a number of securities that does not exceed the greater of either of the following:

•

1% of the total number of securities of the same class then outstanding; or

•

the average weekly trading volume of such securities during the four calendar weeks preceding the filing of a notice on Form 144 with respect to the sale; provided, in each case, that we are subject to the Exchange Act periodic reporting requirements for at least three months before the sale. Such sales by affiliates must also comply with the manner of sale, current public information and notice provisions of Rule 144.

Restrictions on the reliance of Rule 144 by Shell Companies or former Shell Companies.

Historically, the SEC staff has taken the position that Rule 144 is not available for the resale of securities initially issued by companies that are, or previously were, blank check companies, like us. The SEC has codified and expanded this position in the amendments discussed above by prohibiting the use of Rule 144 for resale of securities issued by any shell companies (other than business combination related shell companies) or any issuer that has been at any time previously a shell company. The SEC has provided an important exception to this prohibition, however, if the following conditions are met:

•

The issuer of the securities that was formerly a shell company has ceased to be a shell company,

•

The issuer of the securities is subject to the reporting requirements of Section 14 or 15(d) of the Exchange Act,

•

The issuer of the securities has filed all Exchange Act reports and material required to be filed, as applicable, during the preceding 12 months (or such shorter period that the issuer was required to file such reports and materials), other than Current Reports on Form 8-K; and

•

At least one year has elapsed from the time that the issuer filed current comprehensive disclosure with the SEC reflecting our status as an entity that is not a shell company.

As a result, it is likely that pursuant to Rule 144, stockholders who receive our restricted securities in a business combination will not be able to sell our shares without registration until one year after we have completed our initial business combination.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our business office is located at 4800 Montgomery Lane, Suite 450, Bethesda MD, 20814. The office space is allocated to us from Inter-American Management at prevailing rental rates and terms.

We own a 56-bed long term acute care hospital located at 1870 S 75th Street, Omaha, Nebraska. The Omaha facility is subject to an operating lease which expires in 2023, with lease options to renew up to 60 years. Also, the real property where the Omaha facility and other improvements are located are subject to a land lease which expires in 2023 with lease options to renew up to 60 years.

We own an approximately 8,840 square foot medical office building known as the Orthopedic Surgery Center, located in Asheville, North Carolina. The Ashville facility is subject to an operating lease which expires in 2017, with lease options to renew up to five years. The property is owned fee simple.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the OTCQB tier of the OTC Markets, Inc. under the symbol “GMRE”. Trading of our common stock has been limited and sporadic and there can be no assurance that a liquid market for our common stock will ever develop.

As of December 12, 2014, there were approximately 35 record holders, an unknown number of additional holders whose stock is held in “street name” and 250,000 shares of common stock issued and outstanding.

On July 17, 2014, the Company declared a one-time dividend of $0.0852 per share payable to the holders of its common stock of record as of the close of business on July 31, 2014. Dividends shall be paid no later than the 20th day of the following month subject to compliance with applicable provisions of the Maryland General Corporation Law.

On August 19, 2014, the Company declared a dividend of $0.0852 per share payable to the holders of its common stock of record at the close of business August 29, 2014. Dividends shall be paid no later than the 20th day of the following month subject to compliance with applicable provisions of the Maryland General Corporation Law.

On September 19, 2014, the Company declared a dividend of $0.0852 per share payable to the holders of its common stock of record at the close of business September 29, 2014. Dividends shall be paid no later than the 20th day of the following month subject to compliance with applicable provisions of the Maryland General Corporation Law.

On October 18, 2014, the Company declared a dividend of $0.0852 per share payable to the holders of its common stock of record at the close of business October 30, 2014. Dividends shall be paid no later than the 20th day of the following month subject to compliance with applicable provisions of the Maryland General Corporation Law.

On November 21, 2014, the Company declared a dividend of $0.0852 per share payable to the holders of its common stock of record at the close of business December 2, 2014. Dividends shall be paid no later than the 20th day of the following month subject to compliance with applicable provisions of the Maryland General Corporation Law.

Recent Sales of Unregistered Securities

On July 17, 2014, HFE USA, LLC, converted $2,932,040 of principal and accrued interest under its convertible note previously issued to Heng Fai Enterprises, Ltd. into 230,000 shares of the Company’s common stock (the “Conversion Shares”). The issuance of the Conversion Shares were exempt from registration under the Securities Act of 1933, as amended, in reliance on Section 3(a)(9) of that act.

ITEM 6. SELECTED FINANCIAL DATA

As a smaller reporting company, we are not required to provide disclosure pursuant to this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our financial statements, including the notes to those statements, included elsewhere in this report, and the Section entitled “Cautionary Statement Regarding Forward-Looking Statements” in this report. As discussed in more detail in the Section entitled “Cautionary Statement Regarding Forward-Looking Statements,” this discussion contains forward-looking statements which involve risks and uncertainties. Our actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause those differences include those discussed in “Part I, Item 1A. Risk Factors” and elsewhere in this report.

We define our accounting periods as follows:

•

“fiscal 2013” – September 1, 2012 through August 31, 2013

•

“fiscal 2014” – September 1, 2013 through August 31, 2014

Overview

Global Medical REIT Inc. (the “Company”) was incorporated in the state of Nevada on March 18, 2011 under the name Scoop Media, Inc. The Company changed its name effective January 6, 2014 in connection with its re-domestication into a Maryland corporation and its plans to develop and manage a portfolio of healthcare real estate assets and properties.

On September 30, 2013, Xpress Group, Ltd., a Hong Kong company now known as Heng Fai Enterprises, Ltd. (“Heng Fai”) purchased 5,500,000 shares of the Common Stock of our company representing approximately 68.7% of its issued and outstanding common stock from Yukon Industries, Inc. for $55,000 payable in cash at closing. On December 10, 2013, Heng Fai agreed to purchase an aggregate of 2,000,000 common shares of Scoop Media, Inc. from various parties. Heng Fai purchased these common shares for $12,820 or $0.00641 per share. On March 5, 2014, Heng Fai acquired an additional 30,000 shares of our common stock at $0.00641 per share. Heng Fai owns an aggregate of 94.1% of our outstanding common stock.

As part of Heng Fai’s acquisition of a controlling interest in our company, we began to pursue a new strategy to acquire real estate assets in the healthcare industry, which may include the real estate of hospitals, medical centers, nursing facilities and retirement homes. This strategy is conducive to a more favorable tax structure whereby we may qualify and elect to be treated as a real estate investment trust, or REIT, for U.S. federal income tax purposes. In order to qualify as a REIT, a substantial percentage of the company’s assets must be qualifying real estate assets and a substantial percentage of the company’s income must be rental revenue from real property or interest on mortgage loans. We must elect under the U.S. Internal Revenue Code (the “Code”) to be treated as a REIT. Subject to a number of significant exceptions, a corporation that qualifies as a REIT generally is not subject to U.S. federal corporate income taxes on income and gain that it distributes to its stockholders, thereby reducing its corporate level taxes. The vast majority of U.S. REITs are incorporated or formed in Maryland and we believe that reincorporating in Maryland will put our company in the best position to raise additional capital and grow our business.

We changed our name effective January 6, 2014 in connection with our re-domestication into a Maryland corporation and we plan to develop and manage a portfolio of healthcare real estate assets and properties. In order to reincorporate in Maryland we entered into an Agreement and Plan of Conversion with Scoop Media, Inc. pursuant to which Scoop Media, Inc. was converted into our company effective as of January 15, 2014 whereby we exchanged one share of common stock of Scoop Media, Inc., $0.001 par value per share into one share of common stock, $0.001 par value per share of our company (the “Conversion”).

Recent Developments

On June 5, 2014, we completed the purchase of a 56-bed long term acute care hospital facility pursuant to a Purchase and Sale Agreement (the “PSA”) with an unrelated party LTAC Landlord, LLC, a Nebraska limited liability company (“LTAC”) for a purchase price of $21,700,000. The hospital is located at 1870 S 75th Street, Omaha, Nebraska and is operated by Select Specialty Hospital – Omaha, Inc. pursuant to a sublease which expires in 2023, with sub lessee options to renew up to 60 years (the “operating lease”). Also, the real property where the Omaha facility and other improvements are located are subject to a land lease with Catholic Health Initiatives, a Colorado nonprofit corporation (the “land lease”). The land lease expires in 2023 with sub lessee options to renew up to 60 years. As part of our acquisition of the Omaha facility, we will acquire the operating lease and the land lease and will become bound by the terms and conditions of these leases. Except with respect to specific contingencies, we do not have the right to terminate the Agreement without LTAC’s consent.

In order to finance a portion of the purchase price for the Omaha facility, on June 5, 2014 the Company entered into a Term Loan and Security Agreement with Capital One, National Association (the “Lender”) to borrower $15,060,000 (the “Loan”). The Loan bears interest at 4.91% per annum and all unpaid interest and principal is due on June 5, 2017 (the “Maturity Date”). Interest is paid in arrears and payments begin on August 1, 2014, and on the first day of each calendar month thereafter. Principal payments begin on January 1, 2015 and on the first day of each calendar month thereafter based on an amortization schedule with the principal balance due on the Maturity Date.

In addition, Heng Fai, the majority shareholder, loaned the Company $7,776,680 to assist with acquiring the Omaha facility and pay closing costs as closings occur. The loan is unsecured, due on demand, and bears no interest.

On July 17, 2014, we converted $7,468,142 of the Heng Fai loan to us into a Convertible Debenture (the “Convertible Debenture”) that bears interest at the rate of 8% per annum and is convertible into shares of our common stock at a conversion price of $0.03187 per share. Interest is payable monthly and the principal balance is due in full on June 31, 2015. The conversion price of the Convertible Debentures is subject to proportional adjustment in the event of stock splits, stock dividends and similar corporate events.

On July 17, 2014, we agreed to issue 230,000 shares of our unregistered common stock upon conversion of $2,932,040 principal amount and accrued interest due under the Convertible Debenture held by HFE USA, LLC, a wholly owned subsidiary of Heng Fai. Heng Fai assigned the Convertible Debenture to HFE USA, LLC on July 17, 2014 prior to the conversion.

On September 19, 2014, we acquired an approximately 8,840 square foot medical office building known as the Orthopedic Surgery Center, located in Asheville, North Carolina for approximately $2.52 million. The Ashville facility is subject to an operating lease which expires in 2017, with lease options to renew up to five years. The property is owned fee simple.

Dividends

On July 17, 2014, the Company declared a one-time dividend of $0.0852 per share payable to the holders of its common stock of record as of the close of business on July 31, 2014. Dividends shall be paid no later than the 20th day of the following month subject to compliance with applicable provisions of the Maryland General Corporation Law.

On August 19, 2014, the Company declared a dividend of $0.0852 per share payable to the holders of its common stock of record at the close of business August 29, 2014. Dividends shall be paid no later than the 20th day of the following month subject to compliance with applicable provisions of the Maryland General Corporation Law.

On September 19, 2014, the Company declared a dividend of $0.0852 per share payable to the holders of its common stock of record at the close of business September 29, 2014. Dividends shall be paid no later than the 20th day of the following month subject to compliance with applicable provisions of the Maryland General Corporation Law.

On October 18, 2014, the Company declared a dividend of $0.0852 per share payable to the holders of its common stock of record at the close of business October 30, 2014. Dividends shall be paid no later than the 20th day of the following month subject to compliance with applicable provisions of the Maryland General Corporation Law.

On November 21, 2014, the Company declared a dividend of $0.0852 per share payable to the holders of its common stock of record at the close of business December 2, 2014. Dividends shall be paid no later than the 20th day of the following month subject to compliance with applicable provisions of the Maryland General Corporation Law.

Total dividends paid during the year ended August 31, 2014 were $42,620.

Management Agreement

On November 10, 2014 the Company entered into a Management Agreement, with an effective date of April 1, 2014, with Inter-American Management, LLC (the “Manager”), a Delaware limited liability company and an affiliate of the Company. Under the terms of the Management Agreement, the Manager will manage, operate and administer the Company’s day-to-day operations and investment activities in conformity with the investment guidelines and other policies that are approved and monitored by our board of directors. Our Manager is responsible for (1) the selection, purchase and sale of our portfolio investments, (2) potentially providing property management and development activities, and (3) providing us with investment advisory services. The initial term of the Management Agreement expires on October 1, 2019 and will be automatically renewed for five year periods thereafter. See Item 13. Certain Relationships and Related Transactions, and Director Independence.

Reverse Stock Split

Effective November 7, 2014, the Company amended its articles of incorporation to increase the number of authorized shares of common stock, $0.001 par value (the “our common stock”) from 100,000,000 to 500,000,000 and effected a reverse stock split of the outstanding shares of its common stock at the ratio of 1-for-400 (the “Reverse Stock Split”). All references to shares of the Company’s common stock in this report on Form 10-K refers to the number of shares of common stock after giving effect to the Reverse Stock Split (unless otherwise indicated).

Critical Accounting Policies

The preparation of financial statements in conformity with U.S. generally accepted accounting principles ("GAAP") requires our management to use judgment in the application of accounting policies, including making estimates and assumptions. We base estimates on the best information available to us at the time, our experience and on various other assumptions believed to be reasonable under the circumstances. These estimates affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If our judgment or interpretation of the facts and circumstances relating to various transactions or other matters had been different, it is possible that different accounting would have been applied, resulting in a different presentation of our financial statements. From time to time, we re-evaluate our estimates and assumptions. In the event estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current estimates and assumptions about matters that are inherently uncertain. For a more detailed discussion of our significant accounting policies, see Note 2 to the Financial Statements. Below is a discussion of accounting policies that we consider critical in that they may require complex judgment in their application or require estimates about matters that are inherently uncertain.

Property Acquisitions

Transactions in which real estate assets are purchased that are not subject to an existing significant lease are treated as asset acquisitions, and as such are recorded at their purchase price, including acquisition fees, which is allocated to land and building based upon their relative fair values at the date of acquisition. Real estate assets that are acquired either subject to a significant existing lease or as part of a portfolio level transaction with significant leasing activity are treated as a business combination under Accounting Standards Codification (“ASC”) 805, Business Combinations, and as such are recorded at fair value, allocated to land, building and the existing lease, if applicable, based upon their fair values at the date of acquisition, with acquisition fees and other costs expensed as incurred. Fair value is determined based on ASC 820, Fair Value Measurements and Disclosures, primarily based on unobservable data inputs. In making estimates of fair values for purposes of allocating the purchase price of individually acquired properties, the Company utilizes its own market knowledge and published market data. In this regard, the Company also utilizes information obtained from county tax assessment records to assist in the determination of the fair value of the land and building. The Company utilizes market comparable transactions such as price per square foot to assist in the determination of fair value for purposes of allocating the purchase price of properties acquired as part of portfolio level transactions. The value of acquired leases, if applicable, is estimated based upon the costs we would have incurred to lease the property under similar terms.

Use of Estimates

The preparation of our financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. These estimates are made and evaluated on an on-going basis using information that is currently available as well as various other assumptions believed to be reasonable under the circumstances. Actual results could differ from those estimates, perhaps in material adverse ways, and those estimates could be different under different assumptions or conditions.

Revenue Recognition, Tenant Receivables and Allowance for Uncollectible Accounts

We recognize rental revenue for operating leases on a straight-line basis over the lease term when collectability is reasonably assured and the tenant has taken possession or controls the physical use of a leased asset. For assets acquired subject to leases, we recognize revenue upon acquisition of the assets provided the tenant has taken possession or control of the physical use of the leased asset. Differences between real estate revenue recognized and cash amounts contractually due from tenants under the lease agreements are recorded to deferred rent

We maintain an allowance for doubtful accounts, including an allowance for operating lease straight-line rent receivables, for estimated losses resulting from tenant defaults or the inability of tenants to make contractual rent and tenant recovery payments. We monitor the liquidity and creditworthiness of our tenants and operators on a continuous basis. This evaluation considers industry and economic conditions, property performance, credit enhancements and other factors. For straight-line rent amounts, our assessment is based on income recoverable over the term of the lease. We exercise judgment in establishing allowances and consider payment history and current credit status in developing these estimates. These estimates may differ from actual results, which could be material to our financial statements.

Capitalization of Expenditures and Depreciation of Assets

The cost of operating properties includes the cost of land and completed buildings and related improvements. Expenditures that increase the service life of properties are capitalized and the cost of maintenance and repairs is charged to expense as incurred. The cost of building and improvements is depreciated on a straight-line basis over the estimated useful lives. The cost of improvements is depreciated on a straight-line basis over the shorter of the lease term or useful life. Furniture, fixtures and equipment, if any, is depreciated over the estimated useful lives. When depreciable property is retired or disposed of, the related costs and accumulated depreciation is removed from the accounts and any gain or loss is reflected in operations.

Impairment

We assess the carrying value of our real estate assets and related intangibles ("real estate assets") when events or changes in circumstances indicate that the carrying amount of the real estate assets may not be recoverable. Recoverability of real estate assets is measured by comparison of the carrying amount of the real estate assets to the respective estimated future undiscounted cash flows. The estimated future undiscounted cash flows are calculated utilizing the lowest level of identifiable cash flows that are largely independent of the cash flows of other assets and liabilities. In order to review our real estate assets for recoverability, we consider market conditions, as well as our intent with respect to holding or disposing of the asset. If our analysis indicates that the carrying value of the real estate assets is not recoverable on an undiscounted cash flow basis, we recognize an impairment charge for the amount by which the carrying value exceeds the fair value of the real estate asset.

The determination of the fair value of real estate assets involves significant judgment. This judgment is based on our analysis and estimates of fair value of real estate assets and reporting units, future operating results and resulting cash flows of each real estate asset whose carrying amount may not be recoverable. Our ability to accurately predict future operating results, resulting cash flows and estimate and allocate fair values impacts the timing and recognition of impairments. While we believe our assumptions are reasonable, changes in these assumptions may have a material impact on our financial results.

Qualification as a REIT

We have not yet qualified as a REIT. We intend to qualify and make the election to be taxed as a REIT, under Sections 856 through 860 of the Code, when we file our tax return for the taxable year ending December 31, 2015. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to currently distribute at least 90.0% of our annual taxable income, excluding net capital gains, to stockholders. As a REIT, we generally will not be subject to federal income tax on taxable income that we distribute to our stockholders.

If we fail to maintain our qualification as a REIT in any taxable year, we will then be subject to federal income taxes on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could have a material adverse effect on our net income and net cash available for distribution to our stockholders.

Results of Operations

We believe our financial results during year ended August 31, 2014 are not representative of our future financial results as this was the initial period of our real estate operations. We will be experiencing rapid growth since the commencement of our investment activities.

Except where otherwise noted, our results of continuing operations for the year ended August 31, 2014 are primarily comprised of income derived from our one medical office building acquired on June 5, 2014 and acquisition related expenses derived from such purchases, as well as general and administrative expenses.

The following results of operations discussion pertains only to our fiscal year 2014 results from continuing operations. The results from the fiscal year 2013 discontinued operations (see Note 10) are excluded from the following discussion.

Revenues

For the year ended August 31, 2014, total revenues were $380,405. Of that amount real estate revenue was $379,678 derived from base rent from our June 2014 acquisition of a 56 bed long term acute care hospital in Omaha Nebraska.

Operating expenses

Management fees for the year ended August 31, 2014 were $150,000.  Additionally, general and administrative expenses of $454,866 for the year ended August 31, 2014 primarily included $434,200 related to costs that were expensed in connection with the acquisition of the Omaha facility (See Note 4). The remainder of this expense resulted from general office expenses.

Depreciation

For the year ended August 31, 2014, depreciation was $129,081 related to the Omaha facility we acquired.

Interest

For the year ended August 31, 2014 interest expense of $298,664 results from interest expense incurred on our debt and the amortization of deferred financing costs in the amount of $26,443.

Liquidity and Capital Resources

Liquidity is a measure of our ability to meet potential cash requirements, maintain our assets, fund our operations and make distributions to our stockholders and other general business needs. Our liquidity, to a certain extent, is subject to general economic, financial, competitive and other factors that are beyond our control. Our near-term liquidity requirements consist primarily of purchasing our target assets, restoring and leasing properties and funding our operations.

Our long-term liquidity needs consist primarily of funds necessary to pay for the acquisition and maintenance of properties; non-recurring capital expenditures; interest and principal payments on our indebtedness; payment of quarterly distributions to our stockholders to the extent declared by our Board of Directors; and general and administrative The nature of our business, our aggressive growth plans and the requirement that we distribute at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gain, to our stockholders, may cause us to have substantial liquidity needs over the long-term. We will seek to satisfy our long-term liquidity needs through cash flow from operations, long-term secured and unsecured indebtedness, the issuance of debt and equity securities, property dispositions and joint venture transactions. We have financed our operations and acquisitions to date through the funding by the majority shareholder. We expect to meet our operating liquidity requirements generally through cash on hand and cash provided by operations (as we acquire additional real estate assets). We anticipate that cash on hand, cash provided by operations and funding by the majority shareholder will be sufficient to meet our liquidity requirements for at least the next 12 months. Our assets are illiquid by their nature. Thus, a timely liquidation of assets might not be a viable source of short-term liquidity should a cash flow shortfall arise that causes a need for additional liquidity. It could be necessary to source liquidity from other financing alternatives should any such scenario arise.

To qualify as a REIT for federal income tax purposes, we are required to distribute annually at least 90% of our REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains, and to pay tax at regular corporate rates to the extent that we annually distribute less than 100% of our net taxable income. Subject to the requirements of the Maryland General Corporation Law, or the MGCL, we intend to pay quarterly dividends to our stockholders, if and to the extent authorized by our Board of Directors.

Net cash used in operating activities for the year ended August 31, 2014 was $146,260, which primarily resulted from our net loss during the year. We anticipate cash flows from operating activities to increase as we purchase additional properties and have a full year of operations.

Net cash used in investing activities for the year ended August 31, 2014 was $21,882,005. Cash flows used in investing activities related primarily to the acquisition of our property in Omaha, Nebraska. Cash flows used in investing activities are heavily dependent upon the investment in properties and real estate assets. We anticipate cash flows used in investing activities to increase as we acquire additional properties.

Net cash provided by financing activities for the year ended August 31, 2014 was $22,187,731. Cash flows provided by financing activities related primarily to the $15,060,000 loan obtained from Capital One as well as the advances from Heng Fai to purchase the Omaha facility. We anticipate cash flows from financing activities to increase in the future as we raise additional funds from investors and incur debt to purchase properties.

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

Distributions

On July 17, 2014, the Company declared a one-time dividend of $0.0852 per share payable to the holders of its common stock of record as of the close of business on July 31, 2014. Dividends shall be paid no later than the 20th day of the following month subject to compliance with applicable provisions of the Maryland General Corporation Law.

On August 19, 2014, the Company declared a dividend of $0.0852 per share payable to the holders of its common stock of record at the close of business August 29, 2014. Dividends shall be paid no later than the 20th day of the following month subject to compliance with applicable provisions of the Maryland General Corporation Law.

On September 19, 2014, the Company declared a dividend of $0.0852 per share payable to the holders of its common stock of record at the close of business September 29, 2014. Dividends shall be paid no later than the 20th day of the following month subject to compliance with applicable provisions of the Maryland General Corporation Law.

On October 18, 2014, the Company declared a dividend of $0.0852 per share payable to the holders of its common stock of record at the close of business October 30, 2014. Dividends shall be paid no later than the 20th day of the following month subject to compliance with applicable provisions of the Maryland General Corporation Law.

On November 21, 2014, the Company declared a dividend of $0.0852 per share payable to the holders of its common stock of record at the close of business December 2, 2014. Dividends shall be paid no later than the 20th day of the following month subject to compliance with applicable provisions of the Maryland General Corporation Law.

The amount of the distributions to our stockholders is determined by our board of directors and is dependent on a number of factors, including funds available for payment of distributions, our financial condition, capital expenditure requirements and annual distribution requirements needed to maintain our qualification as a REIT under the Code. We have not established any limit on the amount of offering proceeds that may be used to fund distributions, except that, in accordance with our organizational documents and Maryland law, we may not make distributions that would: (i) cause us to be unable to pay our debts as they become due in the usual course of business; (ii) cause our total assets to be less than the sum of our total liabilities plus senior liquidation preferences; or (iii) jeopardize our ability to maintain our qualification as a REIT.

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

Inflation

We expect to be exposed to inflation risk as income from future long-term leases will be the primary source of our cash flows from operations. We expect there to be provisions in the majority of our tenant leases that will protect us from the impact of inflation. These provisions will include negotiated rental increases, reimbursement billings for operating expense pass-through charges, and real estate tax and insurance reimbursements on a per square foot allowance. However, due to the long-term nature of the anticipated leases, among other factors, the leases may not re-set frequently enough to cover inflation.

Recent Accounting Pronouncements

See Note 2 to the Financial Statements for the impact of new accounting standards. There were no accounting pronouncements that were issued, but not yet adopted by us, that we believe will materially impact our financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Smaller reporting companies are not required to provide the information required by this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders’ of:

Global Medical REIT Inc.

Bethesda, MD

We have audited the accompanying balance sheets of Global Medical REIT Inc. (the “Company”) as of August 31, 2014 and 2013 and the related consolidated statement of operations, changes in stockholders’ equity (deficit), and cash flows for the years then ended. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal controls over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company, as of August 31, 2014 and 2013 and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ MaloneBailey, LLP

MALONEBAILEY, LLP

www.malonebailey.com

Houston, Texas

December 16, 2014

GLOBAL MEDICAL REIT INC.

Balance Sheets

	As of		As of
	August 31, 2014		August 31, 2013
Assets

Investment in real estate:
Building and improvements	$21,867,065	$	−
Less: accumulated depreciation	(129,081)		−
Investment in real estate, net	21,737,984		−
Cash	162,985		3,519
Escrow deposits	14,940		−
Prepaid expense	19,307		−
Deferred financing costs, net	309,543		−
Total assets	$22,244,759		$3,519

Liabilities and Shareholders’ Equity

Liabilities:
Accrued interest and other	$176,153		$19,044
Due to related parties	213,000		380
Convertible debenture, due to related party	4,536,102		−
Note payable to shareholder	38,195		−
Note payable	15,060,000		−
Total liabilities	20,023,450		19,424
Shareholders' equity (deficit):
Preferred stock, $0.001 par value, 100,000,000 shares authorized; no shares issued and outstanding	−		−
Common stock $0.001 par value, 100,000,000 shares authorized; 250,000 and 20,000 shares issued and outstanding at August 31, 2014 and 2013, respectively	250		20
Additional paid-in capital	3,011,790		79,980
Accumulated deficit	(790,731)		(95,905)
Total shareholders' equity (deficit)	2,221,309		(15,905)
Total liabilities and shareholders' equity	$22,244,759		$3,519

See accompanying notes are an integral part to these financial statements.

GLOBAL MEDICAL REIT INC.

Statements of Operations

	Year Ended		Year Ended
	August 31, 2014		August 31, 2013
Revenue:
Rental revenue	$379,678	$	−
Other income	727		−
Total revenue	380,405		−

Expenses:
Management fees	150,000		−
General and administrative	454,866		−
Depreciation expense	129,081		−
Interest expense	298,664		−
Total expenses	1,032,611		−
Loss from continuing operations	(652,206)		−
Loss from discontinued operations	−		(45,338)
Net loss	$(652,206)		$(45,338)

Net loss per share – Basic and Diluted
Continuing operations	$(13.49)	$	−
Discontinued operations	−		(2.32)
Net loss per share – Basic and Diluted	$(13.49)		$(2.32)

Weighted average shares outstanding – Basic and Diluted	48,356		19,572

See accompanying notes are an integral part to these financial statements.

GLOBAL MEDICAL REIT INC.

Statements of Shareholders’ Equity

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	$ Amount	Capital	Deficit	Total

Balances, August 31, 2012	13,750	$14	$54,986	$(50,567)	$4,433

Net loss	−	−	−	(45,338)	(45,338)

Common shares issued for cash	6,250	6	24,994	−	25,000

Balances, August 31, 2013	20,000	20	79,980	(95,905)	(15,905)

Net loss	−	−	−	(652,206)	(652,206)

Common shares issued upon conversion of debt	230,000	230	2,931,810	−	2,932,040

Dividends	−	−	−	(42,620)	(42,620)

Balances, August 31, 2014	250,000	$250	$3,011,790	$(790,731)	$2,221,309

See accompanying notes are an integral part to these financial statements.

GLOBAL MEDICAL REIT INC.

Statements of Cash Flows

		Year Ended		Year Ended
		August 31, 2014		August 31, 2013
Operating Activities
Net loss		$(652,206)		$(45,338)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense		129,081		−
Amortization of deferred financing costs		26,443		−
Changes in operating assets and liabilities:
Prepaid expense		(19,307)		−
Accrued interest and other		157,109		11,544
Due to related parties		212,620		−
Net cash used in operating activities		(146,260)		(33,794)

Investing Activities
Escrow deposits used for purchase of properties		(14,940)		−
Purchase of building and improvements		(21,867,065)		−
Net cash used in investing activities		(21,882,005)		−

Financing Activities
Proceeds from issuance of common shares		−		25,000
Proceeds from convertible debenture due to related party		7,468,142		−
Proceeds from note payable to shareholder		345,053		−
Payment on note payable to shareholder		(306,858)		−
Proceeds from note payable		15,060,000		−
Payment of deferred financing costs		(335,986)		−
Dividends paid		(42,620)		−
Net cash provided by financing activities		22,187,731		25,000

Net increase (decrease) in cash		159,466		(8,794)

Cash and cash equivalents at beginning of period		3,519		12,313
Cash and cash equivalents at end of period		$162,985		$3,519

Supplemental disclosures of cash flow information
Interest paid		$117,079	$	−
Income taxes paid	$	−	$	−

Supplemental disclosures of non-cash information
Conversion of debt to common shares		$2,932,040	$	−

See accompanying notes are an integral part to these financial statements.

GLOBAL MEDICAL REIT INC.

Notes to Financial Statements

August 31, 2014

NOTE 1 – ORGANIZATION AND OPERATIONS

Global Medical REIT Inc. (the “Company”) was incorporated in the state of Nevada on March 18, 2011 under the name Scoop Media, Inc. The Company changed its name effective January 6, 2014 in connection with its re-domestication into a Maryland corporation and its plans to develop and manage a portfolio of healthcare real estate assets and properties.

On September 30, 2013, Xpress Group, Ltd., a Hong Kong company now known as Heng Fai Enterprises, Ltd. (“Heng Fai”) purchased 13,750 shares of the Common Stock of our company representing approximately 68.7% of its issued and outstanding common stock from Yukon Industries, Inc. for $55,000 payable in cash at closing. On December 10, 2013, Heng Fai agreed to purchase an aggregate of 6,250 common shares of Scoop Media, Inc. from various parties. Heng Fai purchased these common shares for $25,000. On March 5, 2014, Heng Fai acquired an additional 30,000 shares of our common stock at $0.00641 per share. Heng Fei owns an aggregate of 94.1% of our outstanding common stock.

As part of Heng Fai’s acquisition of a controlling interest in our company, we have determined to pursue a new strategy and intend to acquire real estate assets in the healthcare industry, which may include the real estate of hospitals, medical centers, nursing facilities and retirement homes.

Effective November 7, 2014, the Company amended its articles of incorporation to increase the number of authorized shares of common stock, $0.001 par value (the “our common stock”) from 100,000,000 to 500,000,000 and effected a reverse stock split of the outstanding shares of its common stock at the ratio of 1-for-400 (the “Reverse Stock Split”). All references to shares of the Company’s common stock in this report on Form 10-K refers to the number of shares of common stock after giving effect to the Reverse Stock Split (unless otherwise indicated).

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Use of estimates – The preparation of the financial statements in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Income taxes - We plan on electing to be taxed as a REIT for federal income tax purposes beginning in 2015. REITs are generally not subject to federal income taxes if the Company can meet many specific requirements. If we fail to qualify as a REIT in any taxable year, we will be subject to federal and state income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate tax rates, and we may be ineligible to qualify as a REIT for subsequent tax years. Even if we qualify as a REIT, we may be subject to certain state or local income taxes, and if we create a Taxable REIT Subsidiary (“TRS”), the TRS will be subject to federal, state and local taxes on its income at regular corporate rates. The Company recognizes the tax effects of uncertain tax positions only if the position is more likely than not to be sustained upon audit, based on the technical merits of the position. The Company has not identified any material uncertain tax positions and recognizes interest and penalties in income tax expense, if applicable. The Company is currently not under examination by any income tax jurisdiction.

Purchase of real estate – Transactions in which real estate assets are purchased that are not subject to an existing significant lease or are attached or related to a major healthcare provider are treated as asset acquisitions, and as such are recorded at their purchase price, including acquisition fees, which is allocated to land and building based upon their relative fair values at the date of acquisition. Investment properties that are acquired either subject to a significant existing lease or as part of a portfolio level transaction with significant leasing activity are treated as a business combination under Accounting Standards Codification (“ASC”) 805, Business Combinations, and as such are recorded at fair value, allocated to land, building and the existing lease, if applicable, based upon their fair values at the date of acquisition, with acquisition fees and other costs expensed as incurred. Fair value is determined based on ASC 820, Fair Value Measurements and Disclosures, primarily based on unobservable data inputs. In making estimates of fair values for purposes of allocating the purchase price of individually acquired properties, the Company utilizes its own market knowledge and published market data. In this regard, the Company also utilizes information obtained from county tax assessment records to assist in the determination of the fair value of the land and building. The Company utilizes market comparable transactions such as price per square foot to assist in the determination of fair value for purposes of allocating the purchase price of properties acquired as part of portfolio level transactions. The value of acquired leases, if applicable, is estimated based upon the costs we would have incurred to lease the property under similar terms.

GLOBAL MEDICAL REIT INC.

Notes to Financial Statements

August 31, 2014

Impairment of long lived assets - The Company evaluates its real estate assets for impairment periodically or whenever events or circumstances indicate that its carrying amount may not be recoverable. If an impairment indicator exists, we compare the expected future undiscounted cash flows against the carrying amount of an asset. If the sum of the estimated undiscounted cash flows is less than the carrying amount of the asset, we would record an impairment loss for the difference between the estimated fair value and the carrying amount of the asset.

Depreciation expense - Depreciation expense is computed using the straight-line method over the estimated useful lives of the buildings and improvements, which are generally between 5 and 40 years. Depreciation expense related to the real estate assets was approximately $129,081 for year ended August 31, 2014.

Cash and cash equivalents – The Company considers all demand deposits, cashier’s checks, money market accounts and certificates of deposits with a maturity of three months to be cash equivalents. The Company maintains their cash and cash equivalents and escrow deposits at financial institutions. The combined account balances may exceed the Federal Depository Insurance Corporation (“FDIC”) insurance coverage, and, as a result, there may be a concentration of credit risk related to amounts on deposit. The Company does not believe that this risk is significant.

Escrow deposits - Escrow deposits include refundable and non-refundable cash earnest money deposits for the purchase of properties including advances from Heng Fai. In addition, escrow deposits may include amounts paid for properties in certain states which require a judicial order when the risk and rewards of ownership of the property are transferred and the purchase is finalized.

Revenue recognition - The Company’s operations consist of rental revenue earned from one tenant under a leasing arrangement which provides for minimum rent, escalations, and charges to the tenant for the real estate taxes and operating expenses. The lease has been accounted for as the operating lease. For operating leases with minimum scheduled rent increases, the Company recognizes income on a straight-line basis over the lease term when collectability is reasonably assured. Recognizing rental income on a straight-line basis for leases results in recognized revenue amounts which differ from those that are contractually due from tenants. If the Company determines that collectability of straight-line rents is not reasonably assured, future revenue recognition is limited to amounts contractually owed and paid, and, when appropriate, an allowance for estimated losses is established.

The Company maintains an allowance for doubtful accounts, including an allowance for operating lease straight-line rent receivables, for estimated losses resulting from tenant defaults or the inability of tenants to make contractual rent and tenant recovery payments. The Company monitors the liquidity and creditworthiness of its tenants and operators on a continuous basis. This evaluation considers industry and economic conditions, property performance, credit enhancements and other factors. For operating lease straight-line rent amounts, the Company's assessment is based on amounts estimated to be recoverable over the term of the lease. As of August 31, 2014, there was no allowance for doubtful accounts.

Deferred financing costs - Deferred financing costs include amounts paid to lenders and others to obtain financing and are amortized to interest expense on a straight-line basis over the term of the related loan which approximates the effective interest method. The Company incurred deferred financing costs of $335,986 for the year ended August 31, 2014 related to its loan with Capital One, National Association (See Note 4). Amortization of these deferred financing costs was $26,443 for the year ended August 31, 2014.

Segment reporting - ASC Topic 280, Segment Reporting, establishes standards for reporting financial and descriptive information about a public entity's reportable segments. The Company has determined that they have one reportable segment, with activities related to investing in medical office buildings. Their investments in real estate are in the same geographic region and management evaluates operating performance on an individual asset level.

GLOBAL MEDICAL REIT INC.

Notes to Financial Statements

August 31, 2014

Fair Value of Financial Instruments - Fair value is a market-based measurement, and should be determined based on the assumptions that market participants would use in pricing an asset or liability. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The three levels are defined as follows:

•

Level 1-Inputs to the valuation methodology are quoted prices for identical assets or liabilities in active markets;

•

Level 2-Inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument; and

•

Level 3-Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The Company considers the carrying values of cash and cash equivalents, accounts and other receivables, escrow deposits, accounts payable and accrued liabilities to approximate the fair value for these financial instruments because of the short period of time since origination or the short period of time between origination of the instruments and their expected realization. Due to the short-term nature of these instruments, Level 1 and Level 2 inputs are utilized to estimate the fair value of these financial instruments. The fair value of accounts payable due to affiliates is not determinable due to the related party nature of the accounts payable.

Recently issued and adopted accounting standards – In April 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-08, Reporting Discontinued Operations and Disclosure of Disposals of Components of an Entity, which changes the criteria for reporting discontinued operations. Under the new guidance, only disposals representing a strategic shift in operations such as a major line of business, major geographic area or a major equity method investment, should be presented as discontinued operations. In addition the new guidance will require expanded disclosures about discontinued operations that will provide more information about the assets, liabilities, income and expenses of discontinued operations. The guidance will be effective for all disposals of components (or classifications as held for sale) that occur within annual periods beginning on or after December 15, 2014 and is not expected to have a material impact on the Company's financial statements.

NOTE 3 – PROPERTY ACQUISITION

On June 5, 2014, the Company completed the acquisition of a 56-bed long term acute care hospital located at 1870 S 75th Street, Omaha, Nebraska for approximately $21,700,000 (approximately $21.9 million after including legal fees). The Omaha facility is operated by Select Specialty Hospital – Omaha, Inc. pursuant to a sublease which expires in 2023, with sub lessee options to renew up to 60 years (the “operating lease”). Also, the real property where the Omaha facility and other improvements are located are subject to a land lease with Catholic Health Initiatives, a Colorado nonprofit corporation (the “land lease”). The land lease expires in 2023 with sub lessee options to renew up to 60 years.

When at the date of acquisition an acquired property has an existing tenant the Company accounts for its acquisition of real estate in accordance with FASB ASC 805, Accounting for Business Combinations, Goodwill, and Other Intangible Assets, which requires the purchase price of acquired properties be allocated to the acquired tangible assets and liabilities, consisting of land, building, and identified intangible assets, based in each case on their fair values. The Company identified no intangible assets in connection with its acquisition of the Omaha facility.

GLOBAL MEDICAL REIT INC.

Notes to Financial Statements

August 31, 2014

NOTE 4 – DEBT

In order to finance a portion of the purchase price for the Omaha facility, on June 5, 2014 the Company entered into a Term Loan and Security Agreement with Capital One, National Association (the “Lender”) to borrower $15,060,000 (the “Loan”). The Loan bears interest at 4.91% per annum and all unpaid interest and principal is due on June 5, 2017 (the “Maturity Date”). Interest is paid in arrears and payments begin on August 1, 2014, and on the first day of each calendar month thereafter. Principal payments begin on January 1, 2015 and on the first day of each calendar month thereafter based on an amortization schedule with the principal balance due on the Maturity Date. The Loan may not be prepaid in whole or in part prior to June 5, 2016, thereafter, the Company, at its option, may prepay the Loan at any time, in whole (but not in part) on at least thirty (30) calendar days but not more than sixty (60) calendar days advance written notice. The prepayment amount will be equal to the outstanding principal balance of the Loan, any accrued and unpaid interest and all other fees, expenses and obligations including an Early Termination Fee of $301,200.

At Closing, the Company paid the Lender a non-refundable commitment fee of $150,600. If any principal, interest or other sum due by the Company is not paid on the date on which it is due, the Company is obligated to pay to the Lender an amount equal to the lesser of five percent (5%) of such unpaid sum or the maximum amount permitted by applicable laws (the “Late Payment Charge”). All fees hereunder are non-refundable and deemed fully earned when due and payable.

The Company’s obligation under the Term Loan and Security Agreement are secured by: (1) a first priority perfected security interest in all tangible and intangible existing and future personal property and real property of the Company.

The Term Loan and Security Agreement contains covenants that are customary for similar credit arrangements. These include covenants relating to establishment of reserves for the payment of taxes, insurance and capital replacements (under certain circumstances), maintaining a collection account, financial reporting and notification, payment of indebtedness, taxes and other obligations, and compliance with certain applicable laws. There are also financial covenants that require the Company to (i) maintain a fixed charge coverage ratio (defined as the ratio of EBITDA to fixed charges for the four most recent fiscal quarters) of not less than 1.25 to 1.0 and (ii) maintain a EBITDA for each fiscal year of at least $2,800,000. The Term Loan and Security Agreement also imposes certain customary limitations and requirements on the Company with respect to, among other things, the maintenance of properties, access to real property, insurance, compliance with laws, maintenance of books and records, inspection rights, environmental matters, indemnity, healthcare operations, right of first refusal for future financing, incurrence of indebtedness and liens, the making of investments, the payment of distributions or making of other restricted payments, healthcare matters, mergers, acquisitions and dispositions of assets, and transactions with affiliates.

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

The Company incurred deferred financing costs of $335,986 for the year ended August 31, 2014 related to this loan.

During the continuance of any default, the applicable interest rate on all obligations owing under the Term Loan and Security Agreement is the lesser of (a) the maximum rate permitted by applicable law; or (b) 3% per annum over the current interest rate otherwise applicable.

GLOBAL MEDICAL REIT INC.

Notes to Financial Statements

August 31, 2014

Scheduled principal payments due on debt as of August 31, 2014, are as follows:

Year Ending August 31:
2015	$206,655
2016	319,965
2017	14,533,380

Total Payments	$15,060,000

NOTE 5 – SHAREHOLDERS’ EQUITY

Preferred Stock – The Company’s charter authorizes them to issue 100,000,000 shares of preferred stock, par value $0.001 per share. As of August 31, 2014, no shares of preferred stock were issued and outstanding.

Common Stock - The Company’s charter authorizes them to issue 100,000,000 shares of common stock, par value $0.001 per share. As of August 31, 2014, there were 250,000 outstanding common stock shares.

On September 30, 2013, Heng Fai purchased 13,750 shares of the Common Stock of our company representing approximately 68.7% of its issued and outstanding common stock from Yukon Industries, Inc. for $55,000 payable in cash at closing. On December 10, 2013, Heng Fai agreed to purchase an aggregate of 6,250 common shares of Scoop Media, Inc. from various parties. Heng Fai purchased these common shares for $25,000. On March 5, 2014, Heng Fai acquired an additional 30,000 shares of our common stock at $0.00641 per share. Heng Fai owns an aggregate of 94.1% of our outstanding common stock.

As discussed in Note 6, on July 17, 2014, the Company agreed to issue 230,000 shares of its unregister common stock upon conversion of $2,932,040 principal amount and interest due of the Convertible debenture held by HFE USA, LLC, a wholly owned subsidiary of Heng Fai. Heng Fai assigned the convertible debenture to HFE USA, LLC on July 17, 2014.

On July 17, 2014, the Company announced that its Board declared a one-time dividend of $0.0852 per share ($21,300 in aggregate) payable to the holders of its common stock of record as of the close of business on July 31, 2014.

 On August 19, 2014, the Company declared a dividend of $0.0852 per share ($21,300 in aggregate) payable to the holders of its common stock of record at the close of business August 29, 2014. Dividends shall be paid no later than the 20th day of the following month subject to compliance with applicable provisions of the Maryland General Corporation Law.

Total dividends paid during the year ended August 31, 2014 were $42,620.

On September 19, 2014, the Company declared a dividend of $0.0852 per share ($21,300 in aggregate) payable to the holders of its common stock of record at the close of business September 29, 2014. Dividends shall be paid no later than the 20th day of the following month subject to compliance with applicable provisions of the Maryland General Corporation Law.

On October 18, 2014, the Company declared a dividend of $0.0852 per share ($21,300 in aggregate) payable to the holders of its common stock of record at the close of business October 30, 2014. Dividends shall be paid no later than the 20th day of the following month subject to compliance with applicable provisions of the Maryland General Corporation Law.

On November 21, 2014, the Company declared a dividend of $0.0852 per share ($21,300 in aggregate) payable to the holders of its common stock of record at the close of business December 2, 2014. Dividends shall be paid no later than the 20th day of the following month subject to compliance with applicable provisions of the Maryland General Corporation Law.

GLOBAL MEDICAL REIT INC.

Notes to Financial Statements

August 31, 2014

NOTE 6 – RELATED PARTY TRANSACTIONS

Management Agreement - On November 10, 2014 the Company entered into a Management Agreement, with an effective date of April 1, 2014, with Inter-American Management, LLC (the “Manager”), a Delaware limited liability company and an affiliate of the Company. Under the terms of the Management Agreement the Manager is responsible for designing and implementing our business strategy and administering our business activities and day-to-day operations. For performing these services, the Company will pay the Manager8% of rental revenue for property management services and a base management fee equal to the greater of (a) 2.0% per annum of the Company’s net asset value (the value of the Company’s assets less the value of the Company’s liabilities), or (b) $30,000 per calendar month. For the year ended August 31, 2014, management fees of $213,000 were due to the Manager. As of August 31, 2014, $213,000 remains unpaid and is recorded as due to related parties in the accompanying balance sheet at August 31, 2014. Additionally, the Company expensed $434,200 that was paid to the Manager related to the acquisition of the Omaha facility. This expense is included in the general and administrative line item in the accompanying statements of operations for the year ended August 31, 2014.

Allocated General and Administrative Expenses – In the future, the Company may receive an allocation of general and administrative expenses from the Manager that are either clearly applicable to or were reasonably allocated to the operations of the properties. There were no allocated general and administrative expenses from the Manager for the year ended August 31, 2014.

Note Payable to Shareholder – Heng Fai, the majority shareholder, loaned the Company $7,468,142 to assist in the acquisition of the Omaha facility and pay closing costs. The loan was unsecured, due on demand, and bore no interest. On July 1, 2014, the Company converted the entire balance of the Heng Fai loan into a Convertible Debenture (the “Convertible Debenture”). The Convertible Debenture bears interest at 8.0% per annum and all unpaid interest and principal is due on June 30, 2015. Interest is paid monthly in arrears and payments begin on July 31, 2014, and on the last day of each calendar month thereafter. The Company may prepay the note at any time, in whole or in part. Heng Fai may elect to convert all or a portion of the outstanding principal amount of the note into shares of common stock in an amount equal to the principal amount of the note, together with accrued but unpaid interest, divided by $0.03187 ($12.748 adjusted for post reverse stock split).

On July 17, 2014, Heng Fai elected to convert $2,932,040 of the principal and accrued interest under the note into 230,000 shares of our unregistered common stock. Shares of our unregistered common stock issued to Heng Fai as a result of these conversions will be subject to customary anti-dilution rights in the event of stock splits, stock dividends and similar corporate events.

As of August 31, 2014, the outstanding principal balance of the Convertible Debenture was $4,536,102. Interest expense was $91,468 for the year ended August 31, 2014. Also during the year ended August 31, 2014, $345,053 was loaned to the Company to be used for general corporate purposes. The Company repaid $306,858 of this loan leaving a note payable to shareholder balance of $38,195 at August 31, 2014.

NOTE 7 – RENTAL REVENUE

The aggregate annual minimum cash payments to be received on the noncancelable operating lease in effect as of August 31, 2014 are as follows:

Year Ending August 31:
2015	$1,565,969
2016	1,565,969
2017	1,565,969
2018	1,565,969
2019	1,565,969
Thereafter	4,045,419
Total Payments	$11,875,264

GLOBAL MEDICAL REIT INC.

Notes to Financial Statements

August 31, 2014

Of the total rental revenue for the year ended August 31, 2014, 100% was earned from one tenant who is the operator for the medical facility, and the operating lease expires in 2023, with sub lessee options to renew up to 60 years. The tenant’s obligations under the lease are guaranteed by its parent company, Select Medical Corporation (NYSE: SEM). The guarantor, Select Medical Corporation, is one of the largest specialty hospital and outpatient rehabilitation center operators in the United States. According to its Annual Report for the year ended December 31, 2013, Select Medical Corporation reported net operating revenues of $2,975.6 million. Of this total, 74% of net operating revenues was derived from its specialty hospital segment and approximately 26% from its outpatient rehabilitation segment, operating 123 facilities throughout 28 states, of which 108 are Long Term Acute Care Hospitals including the Omaha facility.

NOTE 8 – RENT EXPENSE

The land lease expires in 2023 with options to renew up to 60 years. Under the terms of the land lease, annual rents increase 12.5 percent every fifth anniversary of the lease. The next land lease increase will occur in April 2017. The aggregate minimum cash payments to be paid on the non-cancelable land lease in effect as of August 31, 2014 are as follows:

Year Ending August 31:
2015	$59,877
2016	59,877
2017	62,996
2018	67,362
2019	67,362
Thereafter	174,018
Total Payments	$491,492

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Litigation

The Company is not presently subject to any material litigation nor, to their knowledge, is any material litigation threatened against them, which if determined unfavorably to them, would have a material adverse effect on the financial position, results of operations or cash flows.

Environmental Matters

The Company follows a policy of monitoring their properties for the presence of hazardous or toxic substances. While there can be no assurance that a material environmental liability does not exist at their properties, they are not currently aware of any environmental liability with respect to their properties that would have a material effect on the financial position, results of operations or cash flows. Further, they are not aware of any material environmental liability or any unasserted claim or assessment with respect to an environmental liability that they believe would require additional disclosure or the recording of a loss contingency.

GLOBAL MEDICAL REIT INC.

Notes to Financial Statements

August 31, 2014

NOTE 10 – DISCONTINUED OPERATIONS

Prior to September 30, 2013 the Company was seeking to develop an Internet dating, review and information website. The Company plans to focus on the acquisition and management of properties and real estate assets.

There were no balance sheet amounts related to discontinued operations as of August 31, 2014 or August 31, 2013 and no discontinued operating results during the year ended August 31, 2014. The results of discontinued operations of the interest dating, review and information website for the year end August 31, 2013 are summarized as follows:

Year Ended August 31, 2013
Expenses:
General and administrative	$45,338

Total Operating Expenses	$45,338

Loss from Discontinued Operations	$(45,338)

NOTE 11 – INCOME TAXES

The Company is planning to elect and qualify as a real estate investment trust (“REIT”) under the Internal Revenue Code. To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement that the Company distribute at least 90% of its adjusted taxable income to its stockholders. It is management’s current intention to adhere to these requirements and be eligible to be a REIT as soon as possible. As a REIT, the Company generally will not be subject to corporate level federal income tax on taxable income currently distributed to stockholders. If the Company fails to qualify as a REIT for the 2014 tax year, it will be subject to federal and state income taxes at corporate tax rates. Even if the Company qualifies to be taxed as a REIT for 2014, it may be subject to federal and state taxes on any undistributed taxable income. For the 2014 tax year, the Company intends to distribute all of its taxable income; therefore, no provision for federal or state income taxes has been recorded in the financial statements.

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has incurred a net operating loss of approximately $535,000 which begins expiring in 2028. The Company has adopted ASC 740, “Accounting for Income Taxes,” as of its inception. Pursuant to ASC 740, the Company is required to compute tax asset benefits for non-capital losses carried forward. The potential benefit of the net operating loss has not been recognized in these financial statements because it cannot be assured it is more likely than not it will utilize the loss carried forward in future years.

Significant components of the deferred tax assets and liabilities as at August 31, 2014 and 2013, after applying enacted corporate income tax rates, are as follows:

	August 31,	August 31,
	2014	2013
Deferred income tax asset
Net operating loss carry forward	$181,970	$32,608
Valuation allowance	(181,970)	(32,608)
Net deferred tax assets	$–	$–

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

The Company follows ASC Topic 740 to recognize, measure, present and disclose in our consolidated financial statements uncertain tax positions that it has taken or expects to take on a tax return. As of August 31, 2014, the Company did not have any liabilities for uncertain tax positions that it believes should be recognized in its financial statements. The Company is not subject and has not been subject to any federal or state income tax examinations.

NOTE 12 – SUBSEQUENT EVENTS

On September 19, 2014, the Company entered into and closed an Agreement of Sale and Purchase to acquire an approximately 8,840 square foot medical office building known as the Orthopedic Surgery Center, located in Asheville, North Carolina for approximately $2.52 million. The acquisition was funded by cash and borrowings. The Ashville facility is subject to an operating lease which expires in 2017, with lease options to renew up to five years. The property is owned fee simple.

In connection with the acquisition of the Ashville facility in September 2014 the Company borrowed $1.7 million from the Bank of North Carolina. Interest is fixed at 4.75% for the term of the loan, which is due in full, including all accrued and unpaid interest on February 15, 2017.

Effective November 7, 2014, the Company amended its articles of incorporation to increase the number of authorized shares of common stock, $0.001 par value (the “our common stock”) from 100,000,000 to 500,000,000 and effected a reverse stock split of the outstanding shares of its common stock at the ratio of 1-for-400 (the “Reverse Stock Split”). All references to shares of the Company’s common stock in this report on Form 10-K refers to the number of shares of common stock after giving effect to the Reverse Stock Split (unless otherwise indicated).

On October 1, 2014 the Board of Directors appointed David Young, Tong Wan Chan, and Jeffrey Busch as directors. On the same day, the Board also appointed Donald McClure as the Chief Financial Officer.

On November 10, 2014 the Company entered into a Management Agreement, with an effective date of April 1, 2014, with Inter-American Management, LLC (the “Manager”), a Delaware limited liability company and an affiliate of the Company.

Services Performed. Under the terms of the Management Agreement, the Manager will manage, operate and administer the Company’s day-to-day operations and investment activities in conformity with the investment guidelines and other policies that are approved and monitored by our board of directors. Our Manager is responsible for (1) the selection, purchase and sale of our portfolio investments, (2) potentially providing property management and development activities, and (3) providing us with investment advisory services. The initial term of the Management Agreement expires on October 1, 2019 and will be automatically renewed for five year periods thereafter. The Manager is permitted to market additional goods and services to tenants of the properties owned by the Company.

Compensation. The Company will pay the Manager 8% of rental revenue for property management services and a base management fee equal to the greater of (a) 2.0% per annum of the Company’s net asset value (the value of the Company’s assets less the value of the Company’s liabilities), or (b) $30,000 per calendar month. In addition, the Company will pay the Manager an Acquisition Fee equal to 2.00% of the purchase price of any real estate asset acquired by Manager. The Acquisition Fee shall be paid at the closing of any real estate acquisition. The Manager is also entitled to an incentive fee (the “Incentive Fee”) for each calendar quarter the Management Agreement is in effect beginning on April 1, 2014 in an amount, not less than zero, equal to the difference between (1) the product of (a) 20% and (b) the difference between (i) Core Earnings (as defined below) for the previous four fiscal quarters, and (ii) the product of (A) the weighted-average offering price per share of common stock of all of the Company’s offerings of common stock (other than offerings of common stock to the Company or its Affiliates that are not part of a broader offering of common stock to third party investors) (where each such offering is weighted by both the number of shares issued in such offering and the number of days that such issued shares were outstanding during such four fiscal quarter period) multiplied by the average number of common stock outstanding in the previous four fiscal quarters, and (B) 8%, and (2) the sum of any Incentive Compensation paid to the Manager with respect to the first three fiscal quarters of such previous four fiscal quarter period; provided, however, that no Incentive Compensation shall be payable with respect to any fiscal quarter unless cumulative Core Earnings for the 12 most-recently completed fiscal quarters (or part thereof prior to the completion of 12 fiscal quarters following the Closing Date) is greater than zero.

Core Earnings is a non-GAAP measure and is defined as the net income (loss) of the Company, computed in accordance with GAAP, excluding non-cash equity compensation expense, the Incentive Compensation, real estate-related depreciation and amortization, any unrealized gains or losses or other non-cash items that are included in net income for the applicable reporting period, regardless of whether such items are included in other comprehensive income or loss, or in net income and one-time events pursuant to changes in GAAP and certain non-cash charges, in each case after discussions between the Manager and the Company’s Board of Directors.

The Base Management Fee shall be payable in arrears in cash, in quarterly installments commencing with the fiscal quarter in which this Agreement is executed. The Incentive Compensation shall be payable in arrears, in quarterly installments commencing with the fiscal quarter ending April 1, 2014.

Operating Expenses. The Company is required to pay all of its operating expenses which include, but are not limited to, transactions costs, legal, accounting, and administrative services, compensation of the Company’s officers and directors, costs and out of pocket expense incurred by directors, officer, employees or other agents of the Manager for travel on the Company’s behalf, wages, salaries and benefits incurred by the Manager for dedicated officers that are provided to the Company or a pro-rata portion if such person is partially dedicated to the Company’s operations. The Company has agreed to reimburse the Manager for any operating expenses of the Company incurred by the Manager.

Termination Rights. The Management Agreement can be terminated if the Company fails to exceed (A) 75% (seventy-five percent) of the FTSE NAREIT Equity Health Care (as defined below) total performance and dividend performance over the three year period previous to termination (the Manager shall have the right to forgo or defer any fees due to it in order to achieve the 75% benchmark); and (B) 75% (seventy-five percent) of the FTSE NAREIT Equity Health Care (as defined below) total performance and dividend performance over the one year period previous to termination (the Manager shall have the right to forgo or defer any Fees due to it in order to achieve the 75% benchmark); and (C) 75% (seventy-five percent) of the Standard and Poor’s 500 Index total performance and dividend performance over the three year period previous to termination (the Manager shall have the right to forgo or defer any Fees due to it in order to achieve the 75% benchmark); and (D) 75% (seventy-five percent) of the Standard and Poor’s 500 Index total performance and dividend performance over the one year period previous to termination (the Manager shall have the right to forgo or defer any Fees due to it in order to achieve the 75% benchmark); and (E) “total performance” is defined as share price appreciation plus dividends paid to the shareholder expressed as an annualized percentage of all index constituents weighted in the same ratio as they are weighed by the index; and (F) “dividend performance” is defined as dividends paid to the shareholder expressed as an annualized percentage of all index constituents weighted in the same ratio as they are weighed by the index.

In addition, the Management Agreement can only be terminated if the Company fails to exceed 5.0% return on invested capital for the previous 12 months, and if the Board of Directors of the Company: (A) is comprised of at least seven members; (B) and other than directors placed by the Manager or its affiliate, Heng Fai Enterprises Ltd., no more than one director is represented, employed, or affiliated by any single investor or investment, bank, law firm, or vendor; and (C) in a fully attended Board meeting, votes to terminate the Agreement in a majority vote; and the Company’s shareholders approve, by a majority of shareholders, an alternative business plan submitted by the Board of Directors through a shareholder vote as provided for in the Management Agreement; and upon the termination the Company will pay the Manager the Termination Fee (as defined below) in cash, common stock, or fifty percent cash and fifty percent common stock.

FTSE NAREIT Equity Health Care means the REIT health care real estate index which is a component of the FTSE NAREIT U.S. Real Estate Index Series published on REIT.com.

In addition, the Manager may terminate the Management Agreement on 60 days notice in the event the Company shall default on any term or condition of the agreement and the Company fails to remedy such default within 30 days of such notice. In the event of a default, the Company is obligated to pay the Manager a termination fee (the “Termination Fee”) equal to the greater of (a) three (3) times the average annual Base Management Fee and the average annual Incentive Compensation (in either case paid or payable) to the Manager with respect to the previous eight fiscal quarters ending on the last day of the Final Quarter; and (b) the greater of: (i) 10% (ten percent) of the FFO growth (as defined below) from October 1, 2013 to the date of the termination; or (ii) 10% (ten percent) of capital gains of the Company measured from the period October 1, 2013 to the date of termination. A mutually agreed upon third party shall conduct an appraisal of the Company’s assets. FFO means the Company’s net income (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect funds from operations on the same basis. The termination fee is payable in cash, common stock of the Company or fifty percent cash, fifty percent common stock of the Company.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act that are designed to ensure that information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to management, including the principal executive and financial officer as appropriate, to allow timely decisions regarding required disclosures. Our principal executive officer and principal financial officer evaluated the effectiveness of disclosure controls and procedures as of August 31, 2014 pursuant to Rule 13a-15(b) under the Exchange Act. Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective to ensure that information required to be included in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for the preparation of our consolidated financial statements and related information. Management uses its best judgment to ensure that the consolidated financial statements present fairly, in material respects, our financial position and results of operations in conformity with generally accepted accounting principles. Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in the Securities Exchange Act of 1934. These internal controls are designed to provide reasonable assurance that the reported financial information is presented fairly, that disclosures are adequate and that the judgments inherent in the preparation of financial statements are reasonable. There are inherent limitations in the effectiveness of any system of internal controls including the possibility of human error and overriding of controls. Consequently, an ineffective internal control system can only provide reasonable, not absolute, assurance with respect to reporting financial information.

Our internal control over financial reporting includes policies and procedures that: (i) pertain to maintaining records that, in reasonable detail, accurately and fairly reflect our transactions; (ii) provide reasonable assurance that transactions are recorded as necessary for preparation of our financial statements in accordance with generally accepted accounting principles and that the receipts and expenditures of company assets are made in accordance with our management and directors authorization; and (iii) provide reasonable assurance regarding the prevention of or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on our financial statements.

Under the supervision of management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission published in 1992 and subsequent guidance prepared by the Commission specifically for smaller public companies. Based on that evaluation, our management concluded that our internal controls over financial reporting were effective as of August 31, 2014.

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

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

No changes were made to our internal control over financial reporting during the quarter ended August 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Directors and Executive Officers

Set forth below are the names and ages of our directors and executive officers and their principal occupations at present and for at least the past five years.

Name	Age	Position
David A. Young	67	Chief Executive Officer and Director
Conn Flanigan	46	Secretary and Director
Donald McClure	46	Chief Financial Officer
Jeffrey Busch	57	Director
Tong Wan Chan	40	Director
Fai H. Chan	70	Director

Business Experience

David A. Young

David A. Young has been our Chief Executive Officer since February 5, 2014. Mr. Young is a 35-year veteran of healthcare real estate. Mr. Young was the founder and Chief Executive Officer of Global Medical Realty Trust, which focused on sponsored development and equity lease financing of market leading healthcare real estate from 2009 to 2014. As the Senior Vice President of Business Development at GE Capital between 2004 and 2008, Mr. Young organized, co-launched and grew GE Capital’s first acute medical real estate financing initiative.

From December 2000 to March 2004, Mr. Young was the Senior Vice President at Windrose Medical Properties, a NYSE-listed healthcare REITs where he was responsible for business development and acquisitions. From 1990 to 1999, Mr. Young served as the senior corporate officer responsible for business development and acquisitions at Healthcare Property Investors, Inc., a leading real estate investment trust. Prior to August 1990, Mr. Young served as Associate Professor and Assistant Hospital Director of Vanderbilt University Medical Center from 1988 to 1990, served as Vice President — Marketing of Hospital Corporation of America from 1985 to 1988, and served as Director of Planning and Business Development of American Hospital Supply Corporation from 1981 to 1985. Mr. Young holds a B.S. Degree from the University of Iowa, and an MBA in finance from Suffolk University.

In serving as our Chief Executive Officer, Mr. Young’s role will be to manage our operations, marketing, and business development. Together with other consultants, he plans to identify and lead our planned acquisition of a portfolio of medical and healthcare-related assets in the United States and selected international countries which offer recurring yields.

The board of directors appointed Mr. Young in recognition of his abilities to assist us in expanding our business and the contributions he can make to our strategic direction. Mr. Young has not yet been appointed to any board committees.

Donald McClure

Mr. McClure is a real estate business professional, leader, trainer, advisor and entrepreneur. In his professional career he is known for taking the lead roles in organizational development efforts and large-scale projects.

Mr. McClure’s experience covers many functional areas of finance and accounting, including Policy and Procedure development, Compliance, Internal Controls, Acquisition Due Diligence, Ratio Reporting, SEC Reporting, GAAP Financials, Accounts Receivable, Accounts Payable, Fixed Assets, Contract Implementation, Billing, Payroll, Revenue/Expense Planning, Budgets and Reporting.

Mr. McClure has extensive experience in operational business development creating policy and procedures specific to REIT compliance to prevent fraud and material errors. His core real estate business experience covers Residential, Office, Retail, Medical Office and Industrial asset classes, as well as ground-up development projects. He is well-versed in Housing and Urban Development, Tax Credit, Bond Deals, Condominium and Home Owner's Association issues. Mr. McClure served as the Accounting Manager of Washington Real Estate Investment Trust (NYSE/WRE), the oldest REIT in the country, with an established track record of consecutive dividend distributions.

Mr. McClure also served as the CFO/Controller of Quantum Real Estate Management. Mr. McClure brings experience working with the "Big Four" accounting firms, along with many local firms, having been engaged in over 300 client-side quarterly, interim and year-end audits. Mr. McClure holds a Bachelor of Science in Finance from North Carolina A&T State University, and a Masters of Business Administration from Keller School of Management. He is currently pursuing his doctorate in International Finance at Walden University.

Jeffrey Busch

Jeffrey Busch has been an active investor in the real estate industry since 1985. He has developed numerous properties in various asset classes, owning and managing real estate in several states, including rental housing, hotels and a wide variety of commercial real estate.

Mr. Busch later served as President of Safe Blood International Foundation, where he oversaw the establishment of medical facilities in 35 developing nations, funded by the U.S. Center for Disease Control and USAID among others.

Mr. Busch is a graduate of the New York University Stern School of Business, holds a Masters of Public Administration from New York University, and a Doctor of Jurisprudence from Emory University.

Tong Wan Chan

Tong Wan Chan serves as the Managing Director of Heng Fai Enterprises, Ltd., (“Heng Fai”) the Company’s majority shareholder. He joined Heng Fai as a Non-Executive Director in January 2000, re-designated as an Executive Director in September 2002 and was appointed as Managing Director in August 2003. As the Managing Director of Heng Fai, Mr. Chan oversees the Heng Fai’s principal strategic investments activities in both publicly-listed and private companies. Mr. Chan’s father is Fai H. Chan, also a director of the Company.

Mr. Chan has over 15 years of experience in investment banking-related vocations and specialized in Asian equity financial products for two international investment banking firms, originating and dealing in listed and over-the-counter structured products. He has also acted as a securities’ principal in a U.S. NASD-licensed brokerage house. Mr. Chan was an Executive Director of SingHaiyi Group Ltd.

Mr. Chan graduated from the University of British Columbia with a Bachelor of Commerce degree (honors) with a Finance specialization.

Fai H. Chan

Fai H. Chan, has been a director since February 5, 2014 and was formerly (i) the Managing Director of SingHaiyi Group Ltd (“SingHaiyi”) (http://singhaiyi.com), a company listed on the Catalist board of the Singapore Exchange. Under Mr. Chan’s leadership, SingHaiyi was transformed from a failed store-fixture business provider with net asset value of less than S$10 million into a property trading and investment company and finally to a property development company with latest net asset value over S$150 million before Mr. Chan ceded controlling interest in late 2012. (ii) the Executive Chairman of China Gas Holdings Limited (http://www.chinagasholdings.com.hk/siteen/index.html), a company listed on The Stock Exchange of Hong Kong Limited. Under Mr. Chan’s guidance and direction, China Gas was restructured from a failing fashion retail company to one of the largest participants in the investment, operation and management of city gas pipeline infrastructure, distribution of natural gas and LPG to residential, commercial and industrial users in China. The market capitalization of China Gas in the financial year of 2002 of approximately HK$247 million (share had traded in value of HK$0.51) increased to present market capitalization in excess of HK$40 billion (share price of HK$8.93 as at June 28, 2013); (iii) a director of Global Med Technologies, Inc. (www.globalmedtech.com), a public medical company (OTC: GLOB) which is engaged in the design, develop, marketing and support of information management software products for blood banks, hospitals, centralized transfusion centers and other healthcare related facilities; (iv) a director of Skywest Ltd (www.skywest.com.au), an airline company listed on the Australian Stock Exchange; and (v) the Chairman and Director of American Pacific Bank, a commercial bank listed on NASDAQ from 1988 to 2005. Mr. Chan had acquired American Pacific Bank, a US full-service commercial bank, out of bankruptcy in 1987. He recapitalized, refocused and grew the bank’s operations. Under his guidance it became a high asset quality bank, with zero loan losses for over five consecutive years before it was ultimately acquired and merged into Riverview Bancorp Inc. Prior to its acquisition and merger it was ranked #13 by the Seattle Times’ “Annual Northwest’s Top 100 Public Companies” and #6 in Oregon state, ahead of names such as Nike, Microsoft, Costco, AT&T Wireless and Amazon.com (http://amazon.com).

Mr. Fai H. Chan has restructured over 35 companies in different industries and countries in the past 40 years. In April 2013, Mr. Chan invested in Singapore eDevelopment Limited (formerly known as CCM Group Limited) (“SeD”) (http://www.sed.com.sg), a company listed on the Singapore Exchange, and was appointed its Non-Executive Director to assist its business and capital restructuring. With Mr. Chan’s participation in the capital restructuring, the market capitalization of SeD was increased from approximately S$8.3 million to S$25 million within three months. In April 2014, Mr. Fai Chan was redesignated to be the Chief Executive Officer of SeD. In July 2013, Holista Colltech Ltd (“Holista”) (http://www.holistaco.com), a bio- technology company listed on the Australian Stock Exchange, announced it had appointed Mr. Chan as its Non-Executive Director, a role which will allow the company to tap his vast business and corporate experience. The appointment follows the subscription of Heng Fai Business Development Pte Ltd, a Singapore-based company controlled by Mr. Chan. Mr. Fai H. Chan is the father of Mr. Tong Wan Chan.

The board of directors appointed Mr. Young, Mr. Busch, Mr. Tong Chan and Mr. Fai Chan in recognition of their abilities to assist the Company in expanding its business and the contributions they can make to the Company’s strategic direction.

Committees of our Board of Directors

Our securities are not quoted on an exchange that has requirements that a majority of our Board members be independent and we are not currently otherwise subject to any law, rule or regulation requiring that all or any portion of our Board of Directors include “independent” directors, nor are we required to establish or maintain an Audit Committee or other committee of our Board of Directors.

We have not established any committees, including an Audit Committee, a Compensation Committee or a Nominating Committee, any committee performing a similar function. The functions of those committees are being undertaken by Board of Directors as a whole. Because we have only three directors, none of whom are independent, we believe that the establishment of these committees would be more form over substance.

We do not have a policy regarding the consideration of any director candidates which may be recommended by our stockholders, including the minimum qualifications for director candidates, nor has our Board of Directors established a process for identifying and evaluating director nominees. We have not adopted a policy regarding the handling of any potential recommendation of director candidates by our stockholders, including the procedures to be followed. Our Board has not considered or adopted any of these policies as we have never received a recommendation from any stockholder for any candidate to serve on our Board of Directors. Given our relative size and lack of directors and officers insurance coverage, we do not anticipate that any of our stockholders will make such a recommendation in the near future. While there have been no nominations of additional directors proposed, in the event such a proposal is made, all members of our Board will participate in the consideration of director nominees. In considering a director nominee, it is likely that our Board will consider the professional and/or educational background of any nominee with a view towards how this person might bring a different viewpoint or experience to our Board.

None of our directors is an “audit committee financial expert” within the meaning of Item 401(e) of Regulation S-K. In general, an “audit committee financial expert” is an individual member of the audit committee or Board of Directors who:

•

understands generally U.S. GAAP and financial statements,

•

is able to assess the general application of such principles in connection with accounting for estimates, accruals and reserves,

•

has experience preparing, auditing, analyzing or evaluating financial statements comparable to the breadth and complexity to our financial statements,

•

understands internal controls over financial reporting, and

•

understands audit committee functions.

Family Relationships

Except for Mr. Tong Wan Chan and Mr. Fai Chan, his father, no family relationship exists between any director, executive officer, or any person contemplated to become such.

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

Code of Business Conduct and Ethics

We currently do not have a Code of Business Conduct and Ethics. We intend to adopt a code of ethics during the fiscal year ending August 31, 2015.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Since none of our securities have been registered pursuant to Section 12(b) or 12(g) of the Securities Exchange Act of 1934, our officers and directors and persons who own more than 10% of our common stock are not required to file Section 16(a) beneficial ownership reports.

ITEM 11. EXECUTIVE COMPENSATION

Tabular presentation that sets forth certain compensation information for: (i) our principal executive officer or other individual serving in a similar capacity during our fiscal year ended August 31, 2014; (ii) our two most highly compensated executive officers other than our principal executive officer who were serving as executive officers at August 31, 2014 whose compensation exceed $100,000; and (iii) up to two additional individuals for whom disclosure would have been required but for the fact that the individual was not serving as an executive officer at August 31, 2014, is not presented for the fiscal years ended August 31, 2014 and 2013, as the amount of services dedicated to the Company by these executives resulted in immaterial compensation. Mr. Conn Flanigan resigned as our Chief Executive Officer on September 30, 2014 and Mr. David Young was appointed as our Chief Executive Officer on September 30, 2014.

Employment of Executive Officers

Our management agreement provides that our Manager is responsible for managing our affairs. Our Chief Executive Officer is an employee of the Manager and certain of its affiliates, did not receive cash compensation from us for serving as an executive officer of our company. Instead, we agreed to pay our Manager the management fees described in “Certain Relationships and Related Transactions—Management Agreement” below. Prior to the April 1, 2014 effective date of the management agreement, an affiliate of our company paid the salary of our Chief Executive Officer. Our Chief Executive Officer is currently being paid $120,000 per year. The Company and Mr. Young are negotiating a compensation package that will likely include increased base salary, bonus opportunities, stock options, benefits, and performance standards.

There are no stock option plans, retirement, pension, or profit sharing plans for the benefit of our officers and director other than as described herein.

Equity Awards

We have not awarded any shares of stock, options or other equity securities to our directors or executive officers since our inception. We have not adopted any equity incentive plan. There were no grants of stock options since inception.

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

Director Compensation

Our directors are not compensated for their services and we have no plans to pay our directors any money in the future. All our directors are compensated by affiliates of the Company. The board has not implemented a plan to award options to our director. There are no contractual arrangements with any member of the board of directors. We have no director's service contracts.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tables set forth certain information, as of December 12, 2014 with respect to the beneficial ownership of our outstanding common stock and preferred stock by (i) any holder of more than five percent, (ii) each of our executive officers and directors, and (iii) our directors and executive officers as a group.

Unless otherwise indicated, the business address of each person listed is in care of Global Medical REIT, Inc., 4800 Montgomery Lane #450, Bethesda, Maryland 20814. The information provided herein is based upon a list of our shareholders and our records with respect to the ownership of common stock. The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our common stock outstanding on that date and all shares of our common stock issuable to that holder in the event of exercise of outstanding options, warrants, rights or conversion privileges owned by that person at that date which are exercisable within 60 days of that date. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent that power may be shared with a spouse.

Common Stock

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class(1)
David A. Young, Chief Executive Officer and Director	−	−
Donald McClure, Chief Financial Officer(2)	−	−
Conn Flanigan, Secretary and Director(3)	−	−
Fai H. Chan, Director(4)	604,654	99.81%
Tong Wan Chan, Director(5)	604,654	−
Jeffery Busch, Director(6)	−	−
All officers and directors as a group (six persons)	604,654	99.81%

HFE USA, LLC (“HFE USA”)(4)	604,654	99.81%

(1)

Based on 605,829 shares of common stock outstanding.

(2)

Mr. McClure was appointed as Chief Financial Officer on September 30, 2014.

(3)

Mr. Flanigan resigned as Chief Executive Officer on February 5, 2014, and resigned as Chief Financial Officer on September 30, 2014.

(4)

The amount beneficially owned by Mr. Fai Chan consists of 248,825 shares owned by HFE USA and 355,829 shares issuable to HFE USA pursuant to the Convertible Debenture. Mr. Chan has voting and dispositive control over securities held by HFE USA whose address is 24/F Wyndham Place, 40-44 Wyndham Street, Central, Hong Kong, PRC.

(5)

Mr. Tong Wan Chan was appointed as a Director on September 30, 2014. Also, Mr. Tong Wan Chan is the son of Mr. Fai H. Chan. Mr. Tong Wan Chan is the Managing Director of Heng Fai, the owner of HFE USA, LLC and has voting and dispositive control over securities held by HFE USA.

(6)

Mr. Busch was appointed as a Director on September 30, 2014.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Allocated General and Administrative Expenses – In the future, the Company may receive an allocation of general and administrative expenses from the Manager that are either clearly applicable to or were reasonably allocated to the operations of the properties. There were no allocated general and administrative expenses from the Manager for the year ended August 31, 2014.

Note Payable to Shareholder – Heng Fai, the majority shareholder, loaned the Company $7,468,142 to assist in the acquisition of the Omaha facility and pay closing costs. The loan was unsecured, due on demand, and bore no interest. On July 1, 2014, the Company converted the entire balance of the Heng Fai loan into a Convertible Debenture (the “Convertible Debenture”). The Convertible Debenture bears interest at 8.0% per annum and all unpaid interest and principal is due on June 30, 2015. Interest is paid monthly in arrears and payments begin on July 31, 2014, and on the last day of each calendar month thereafter. The Company may prepay the note at any time, in whole or in part. Heng Fai may elect to convert all or a portion of the outstanding principal amount of the note into shares of common stock in an amount equal to the principal amount of the note, together with accrued but unpaid interest, divided by $0.03187 ($12.748 post reverse stock split adjusted).

On July 17, 2014, Heng Fai elected to convert $2,932,040 of the principal under the note into 92,000,000 shares (pre-reverse split adjusted) of our unregistered common stock. Shares of our unregistered common stock issued to Heng Fei as a result of these conversions will be subject to customary anti-dilution rights in the event of stock splits, stock dividends and similar corporate events.

As of August 31, 2014, the outstanding principal balance of the note is $4,536,102. Interest expense was $91,468 for the year ended August 31, 2014.

Management Agreement - On November 10, 2014 the Company entered into a Management Agreement, with an effective date of April 1, 2014, with Inter-American Management, LLC (the “Manager”), a Delaware limited liability company and an affiliate of the Company.

Services Performed. Under the terms of the Management Agreement, the Manager will manage, operate and administer the Company’s day-to-day operations and investment activities in conformity with the investment guidelines and other policies that are approved and monitored by our board of directors. Our Manager is responsible for (1) the selection, purchase and sale of our portfolio investments, (2) potentially providing property management and development activities, and (3) providing us with investment advisory services. The initial term of the Management Agreement expires on October 1, 2019 and will be automatically renewed for five year periods thereafter. The Manager is permitted to market additional goods and services to tenants of the properties owned by the Company.

Compensation. The Company will pay the Manager 8% of rental revenue for property management services and a base management fee equal to the greater of (a) 2.0% per annum of the Company’s net asset value (the value of the Company’s assets less the value of the Company’s liabilities), or (b) $30,000 per calendar month. In addition, the Company will pay the Manager an Acquisition Fee equal to 2.00% of the purchase price of any real estate asset acquired by Manager. The Acquisition Fee shall be paid at the closing of any real estate acquisition. The Manager is also entitled to an incentive fee (the “Incentive Fee”) for each calendar quarter the Management Agreement is in effect beginning on April 1, 2014 in an amount, not less than zero, equal to the difference between (1) the product of (a) 20% and (b) the difference between (i) Core Earnings (as defined below) for the previous four fiscal quarters, and (ii) the product of (A) the weighted-average offering price per share of common stock of all of the Company’s offerings of common stock (other than offerings of common stock to the Company or its Affiliates that are not part of a broader offering of common stock to third party investors) (where each such offering is weighted by both the number of shares issued in such offering and the number of days that such issued shares were outstanding during such four fiscal quarter period) multiplied by the average number of common stock outstanding in the previous four fiscal quarters, and (B) 8%, and (2) the sum of any Incentive Compensation paid to the Manager with respect to the first three fiscal quarters of such previous four fiscal quarter period; provided, however, that no Incentive Compensation shall be payable with respect to any fiscal quarter unless cumulative Core Earnings for the 12 most-recently completed fiscal quarters (or part thereof prior to the completion of 12 fiscal quarters following the Closing Date) is greater than zero.

Core Earnings is a non-GAAP measure and is defined as the net income (loss) of the Company, computed in accordance with GAAP, excluding non-cash equity compensation expense, the Incentive Compensation, real estate-related depreciation and amortization, any unrealized gains or losses or other non-cash items that are included in net income for the applicable reporting period, regardless of whether such items are included in other comprehensive income or loss, or in net income and one-time events pursuant to changes in GAAP and certain non-cash charges, in each case after discussions between the Manager and the Company’s Board of Directors.

The Base Management Fee shall be payable in arrears in cash, in quarterly installments commencing with the fiscal quarter in which this Agreement is executed. The Incentive Compensation shall be payable in arrears, in quarterly installments commencing with the fiscal quarter ending April 1, 2014.

Operating Expenses. The Company is required to pay all of its operating expenses which include, but are not limited to, transactions costs, legal, accounting, and administrative services, compensation of the Company’s officers and directors, costs and out of pocket expense incurred by directors, officer, employees or other agents of the Manager for travel on the Company’s behalf, wages, salaries and benefits incurred by the Manager for dedicated officers that are provided to the Company or a pro-rata portion if such person is partially dedicated to the Company’s operations. The Company has agreed to reimburse the Manager for any operating expenses of the Company incurred by the Manager.

Termination Rights. The Management Agreement can be terminated if the Company fails to exceed (A) 75% (seventy-five percent) of the FTSE NAREIT Equity Health Care (as defined below) total performance and dividend performance over the three year period previous to termination (the Manager shall have the right to forgo or defer any fees due to it in order to achieve the 75% benchmark); and (B) 75% (seventy-five percent) of the FTSE NAREIT Equity Health Care (as defined below) total performance and dividend performance over the one year period previous to termination (the Manager shall have the right to forgo or defer any Fees due to it in order to achieve the 75% benchmark); and (C) 75% (seventy-five percent) of the Standard and Poor’s 500 Index total performance and dividend performance over the three year period previous to termination (the Manager shall have the right to forgo or defer any Fees due to it in order to achieve the 75% benchmark); and (D) 75% (seventy-five percent) of the Standard and Poor’s 500 Index total performance and dividend performance over the one year period previous to termination (the Manager shall have the right to forgo or defer any Fees due to it in order to achieve the 75% benchmark); and (E) “total performance” is defined as share price appreciation plus dividends paid to the shareholder expressed as an annualized percentage of all index constituents weighted in the same ratio as they are weighed by the index; and (F) “dividend performance” is defined as dividends paid to the shareholder expressed as an annualized percentage of all index constituents weighted in the same ratio as they are weighed by the index.

In addition, the Management Agreement can only be terminated if the Company fails to exceed 5.0% return on invested capital for the previous 12 months, and if the Board of Directors of the Company: (A) is comprised of at least seven members; (B) and other than directors placed by the Manager or its affiliate, Heng Fai Enterprises Limited., no more than one director is represented, employed, or affiliated by any single investor or investment, bank, law firm, or vendor; and (C) in a fully attended Board meeting, votes to terminate the Agreement in a majority vote; and the Company’s shareholders approve, by a majority of shareholders, an alternative business plan submitted by the Board of Directors through a shareholder vote as provided for in the Management Agreement; and upon the termination the Company will pay the Manager the Termination Fee (as defined below) in cash, common stock, or fifty percent cash and fifty percent common stock.

FTSE NAREIT Equity Health Care means the REIT health care real estate index which is a component of the FTSE NAREIT U.S. Real Estate Index Series published on REIT.com.

In addition, the Manager may terminate the Management Agreement on 60 days notice in the event the Company shall default on any term or condition of the agreement and the Company fails to remedy such default within 30 days of such notice. In the event of a default, the Company is obligated to pay the Manager a termination fee (the “Termination Fee”) equal to the greater of (a) three (3) times the average annual Base Management Fee and the average annual Incentive Compensation (in either case paid or payable) to the Manager with respect to the previous eight fiscal quarters ending on the last day of the Final Quarter; and (b) the greater of: (i) 10% (ten percent) of the FFO growth (as defined below) from October 1, 2013 to the date of the termination; or (ii) 10% (ten percent) of capital gains of the Company measured from the period October 1, 2013 to the date of termination. A mutually agreed upon third party shall conduct an appraisal of the Company’s assets. FFO means the Company’s net income (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect funds from operations on the same basis. The termination fee is payable in cash, common stock of the Company or fifty percent cash, fifty percent common stock of the Company.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table shows the fees that were billed for the audit and other services provided by Malone Bailey, LLP for the fiscal years ended August 31, 2014 and 2013.

	2014	2013

Audit Fees	$25,000	$4,500
Audit-Related Fees	−	−
Tax Fees	−	−
All Other Fees	10,000	−
Total	$35,000	$4,500

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

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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
3.5

Articles of Amendment to Articles of Incorporation filed with the Secretary of State of Maryland (incorporated herein by reference to Annex A to the Company’s Definitive Information Statement on Schedule 14C as filed with the Commission on October 3, 2014).

4.1

Conversion Agreement dated December 23, 2013 between Scoop Media, Inc. and Global Medical REIT Inc. (incorporated herein by reference to Exhibit 4.1 to the Company’s Report on Form 10-Q as filed with the Commission on July 21, 2014).

4.2*	Debt Conversion Agreement and Convertible Debenture dated July 17, 2014 between Global Medical REIT, Inc. and Heng Fai Enterprises Limited.
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

10.3+

Management Agreement between Global Medical REIT Inc. and Inter-American Management LLC dated November 10, 2014 (incorporated herein by reference to Exhibit 10.1 to the Company’s Report on Form 8-K as filed with the Commission on November 14, 2014).

10.X	[___]
31.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Schema
101.CAL**	XBRL Taxonomy Calculation Linkbase
101.DEF**	XBRL Taxonomy Definition Linkbase
101.LAB**	XBRL Taxonomy Label Linkbase
101.PRE**	XBRL Taxonomy Presentation Linkbase

+ Management contract or compensatory plan or arrangement.

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

Global Medical REIT Inc.

Dated: December 16, 2014	By:	/s/ David A. Young
David A. Young
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the date indicated.

Signature	Title	Date

/s/ David A. Young	Chief Executive Officer and Director (principal executive officer)	December 16, 2014
David A. Young

/s/ Donald McClure	Chief Financial Officer (principal financial and accounting officer)	December 16, 2014
Donald McClure

/s/ Conn Flanigan	Secretary and Director	December 16, 2014
Conn Flanigan

/s/ Jeffrey Busch	Director	December 16, 2014
Jeffrey Busch

/s/ Fai H. Chan	Director	December 16, 2014
Fai H. Chan

/s/ Tong Wan Chan	Director	December 16, 2014
Tong Wan Chan