Form 10-K/A
period 2014-08-31
Global Medical REIT Inc.
filed 2014-12-19
CIK 1533615

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Amendment No. 1

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to Global Medical REIT, Inc.'s Annual Report on Form 10-K for the period ended August 31, 2014, filed with the Securities and Exchange Commission on December 16, 2014 (the “Form 10-K”), is solely to furnish Exhibit 101 to the Form 10-K in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-K formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-K. This Amendment No. 1 to the Form 10-K speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-K.

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

PART III

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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

Global Medical REIT Inc.

Dated: December 18, 2014	By:	/s/ David A. Young
David A. Young
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the date indicated.

Signature	Title	Date

/s/ David A. Young	Chief Executive Officer and Director (principal executive officer)	December 18, 2014
David A. Young

/s/ Donald McClure	Chief Financial Officer (principal financial and accounting officer)	December 18, 2014
Donald McClure

/s/ Conn Flanigan	Secretary and Director	December 18, 2014
Conn Flanigan

/s/ Jeffrey Busch	Director	December 18, 2014
Jeffrey Busch

/s/ Fai H. Chan	Director	December 18, 2014
Fai H. Chan

/s/ Tong Wan Chan	Director	December 18, 2014
Tong Wan Chan