Form 10-Q
period 2014-11-30
Global Medical REIT Inc.
filed 2015-02-13
CIK 1533615

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

  X .QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2014

OR

      .TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number: 333-177592

Global Medical REIT Inc.
(Exact name of registrant as specified in its charter)

Maryland	46-4757266
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4800 Montgomery Lane, Suite 450 Bethesda, MD	20814
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (202) 524-6851

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X . No      .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  X . No      .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes      . No  X .

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding February 11, 2015
Common Stock, $0.001 par value per share	250,000

CAUTIONARY STATEMENT ON FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q (this “Report”) contains “forward-looking statements.” Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions. Forward-looking statements speak only as of the date they are made, are based on various underlying assumptions and current expectations about the future and are not guarantees. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance or achievement to be materially different from the results of operations or plans expressed or implied by such forward-looking statements. These risks, uncertainties and other factors are discussed in Part I, Item 1A, “Risk Factors” of the Company’s annual report on Form 10-K for the fiscal year ended August 31, 2014, as amended, as filed with the Securities and Exchange Commission (“SEC”), which may be updated from time to time in our future filings with the SEC.

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

CERTAIN TERMS USED IN THIS REPORT

When this report uses the words “we,” “us,” “our,” and the “Company,” the words refer to Global Medical REIT Inc., unless otherwise indicated. Additionally, “SEC” refers to the United States Securities and Exchange Commission.

“Heng Fai” refers to Heng Fai Enterprises, Ltd., a Hong Kong company which owns or controls HFE USA, LLC, our majority shareholder.

Our financial statements are stated in United States dollars (US $) and are prepared in accordance with United States generally accepted accounting principles. All references to “common stock” herein refer to the common shares in our capital stock.

GLOBAL MEDICAL REIT INC.

Balance Sheets

	As of
	November 30, 2014	August 31, 2014
Assets	(unaudited)

Investment in real estate:
Building and improvements	$24,373,762		$21,867,065
Less: accumulated depreciation	(278,801)		(129,081)
Investment in real estate, net	24,094,961		21,737,984
Cash	332,576		162,985
Accounts receivable	2,793		−
Escrow deposits	14,940		14,940
Prepaid expense	−		19,307
Deferred financing costs, net	301,623		309,543
Total assets	$24,746,893		$22,244,759

Liabilities and Shareholders’ Equity

Liabilities:
Accrued expenses	$306,459		$176,153
Dividends payable	21,300		−
Due to related party, net	300,768		213,000
Convertible debenture, due to shareholder	5,446,102		4,536,102
Notes payable to shareholder	38,195		38,195
Notes payable related to acquisitions	16,760,000		15,060,000
Total liabilities	$22,872,824		$20,023,450

Shareholders' equity:
Preferred stock, $0.001 par value, 100,000,000 shares authorized; no shares issued and outstanding	$ −	$	−
Common stock $0.001 par value, 500,000,000 and 100,000,000 shares authorized at November 30, 2014 and August 31, 2014, respectively, and 250,000 shares issued and outstanding at November 30, 2014 and August 31, 2014, respectively	250		250
Additional paid-in capital	3,011,790		3,011,790
Accumulated deficit	(1,137,971)		(790,731)
Total shareholders' equity	1,874,069		2,221,309
Total liabilities and shareholders' equity	$24,746,893		$22,244,759

The accompanying notes are an integral part of these unaudited financial statements.

GLOBAL MEDICAL REIT INC.

Statements of Operations

(unaudited)

	Three Months Ended
	November 30, 2014	November 30, 2013

Revenue:
Rental revenue	$445,174	$	−
Other income	70		−
Total revenue	445,244		−

Expenses:
Management fees	90,000		−
General and administrative	153,560		7,665
Depreciation expense	149,720		−
Interest expense	335,304		−
Total expenses	728,584		7,665

Net loss	$(283,340)		$(7,665)

Net loss per share – Basic and Diluted	$(1.13)		$(0.38)

Weighted average shares outstanding – Basic and Diluted	250,000		20,000

The accompanying notes are an integral part of these unaudited financial statements.

GLOBAL MEDICAL REIT INC.

Statements of Cash Flows

(unaudited)

	Three Months Ended
	November 30, 2014	November 30, 2013

Operating Activities
Net loss	$(283,340)		$(7,665)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation expense	149,720		−
Amortization of deferred financing costs	29,497		−
Changes in operating assets and liabilities:
Accounts receivable	(2,793)		−
Prepaid expense	19,307		−
Accrued expenses	130,306		2,098
Due to related party, net	87,768		5,514
Net cash provided by (used in) operating activities	130,465		(53)

Investing Activities
Purchase of building and improvements	(2,506,697)		−
Net cash used in investing activities	(2,506,697)		−

Financing Activities
Proceeds from convertible debenture from shareholder	910,000		−
Proceeds from notes payable related to acquisition	1,700,000		−
Payment of deferred financing costs	(21,577)		−
Dividends paid	(42,600)		−
Net cash provided by financing activities	2,545,823		−

Net increase (decrease) in cash	169,591		(53)
Cash and cash equivalents at beginning of period	162,985		3,519
Cash and cash equivalents at end of period	$332,576		$3,466

Supplemental disclosure of cash flow information
Interest paid	$206,536	$	−

Supplemental disclosure of non-cash financing activity
Dividends payable	$21,300	$	−

The accompanying notes are an integral part of these unaudited financial statements.

GLOBAL MEDICAL REIT INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

Note 1 – Organization and Operations

Global Medical REIT Inc. (the “Company”) was incorporated in the state of Nevada on March 18, 2011 under the name Scoop Media, Inc. (“Scoop Media”) and was acquired by the Hong Kong company known as Heng Fai Enterprises, Ltd. (“Heng Fai”) in 2013. The Company changed to its current name effective January 15, 2014 in connection with its re-domestication into a Maryland corporation. Upon its acquisition of the Company, Heng Fai changed the Company’s business focus to the acquisition, development, and management of real estate assets in the healthcare industry, which may include the real estate of hospitals, medical centers, nursing facilities and retirement homes.

In order to reincorporate in Maryland, we entered into an Agreement and Plan of Conversion with Scoop Media pursuant to which Scoop Media was converted into our Company effective as of January 15, 2014, whereby we exchanged one share of common stock of Scoop Media, $0.001 par value per share, into one share of common stock, $0.001 par value per share, of our Company.

On July 17, 2014, Heng Fai transferred its interest in the Company to its wholly owned subsidiary, HFE USA, LLC, a Delaware limited liability company. As of November 30, 2014, HFE USA, LLC owns an aggregate of 248,825 (or 99.5%) of the Company’s outstanding common stock.

Reverse Stock Split

Effective November 7, 2014, the Company amended its articles of incorporation to increase the number of authorized shares of common stock, $0.001 par value (the “common stock”), from 100,000,000 to 500,000,000 and effected a reverse stock split of the outstanding shares of its common stock at the ratio of 1-for-400 (the “Reverse Stock Split”). All references to shares of the Company’s common stock in this quarterly report on Form 10-Q refer to the number of shares of common stock after giving effect to the Reverse Stock Split (unless otherwise indicated).

Director and Executive Officer Appointments

On October 1, 2014, the board of directors appointed David Young, Tong Wan Chan, and Jeffrey Busch as directors. On the same day, the Board also appointed Donald McClure as the Chief Financial Officer.

Management Agreement

On November 10, 2014, the Company entered into a Management Agreement, with an effective date of April 1, 2014, with Inter-American Management, LLC (the “Manager”), a Delaware limited liability company and an affiliate of the Company. Under the terms of the Management Agreement, the Manager is responsible for designing and implementing our business strategy and administering our business activities and day-to-day operations. For performing these services, the Company will pay the Manager 8% of rental revenue for property management services and a base management fee equal to the greater of (a) 2.0% per annum of the Company’s net asset value (the value of the Company’s assets less the value of the Company’s liabilities), or (b) $30,000 per calendar month. For the three months ended November 30, 2014, management fees of $90,000 were incurred and expensed by the Company and owed to the Manager. As of November 30, 2014, cumulative management fees incurred of $240,000 (since April 1, 2014) were owed to the Manager and remain unpaid. Additionally, during the three months ended November 30, 2014 the Company expensed $48,400 that was paid to the Manager related to the acquisition of the Asheville facility. This expense is included in the “General and Administrative Expense” line item in the accompanying Statements of Operations for the three months ended November 30, 2014.

Note 2 – Significant Accounting Policies

Use of estimates – The preparation of the financial statements in conformity with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect the amounts reported in the Company’s financial statements and accompanying notes. Actual results could differ from those estimates.

Income taxes – We plan on electing to be taxed as a real estate investment trust (“REIT”) for federal income tax purposes beginning in 2015. REITs are generally not subject to federal income taxes if the Company can meet many specific requirements. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal and state income tax (including any applicable alternative minimum tax) on the Company’s taxable income at regular corporate tax rates, and the Company may be ineligible to qualify as a REIT for subsequent tax years. Even if the Company qualifies as a REIT, it may be subject to certain state or local income taxes, and if the Company creates a Taxable REIT Subsidiary (“TRS”), the TRS will be subject to federal, state and local taxes on its income at regular corporate rates. The Company recognizes the tax effects of uncertain tax positions only if the position is more likely than not to be sustained upon audit, based on the technical merits of the position. The Company has not identified any material uncertain tax positions and recognizes interest and penalties in income tax expense, if applicable. The Company is currently not under examination by any income tax jurisdiction.

Purchase of real estate – Transactions in which real estate assets are purchased that are not subject to an existing significant lease or are attached or related to a major healthcare provider are treated as asset acquisitions, and as such are recorded at their purchase price, including acquisition fees, which is allocated to land and building based upon their relative fair values at the date of acquisition. Investment properties that are acquired either subject to a significant existing lease or as part of a portfolio level transaction with significant leasing activity are treated as a business combination under Accounting Standards Codification (“ASC”) 805, “Business Combinations,” which requires the purchase price of acquired properties be allocated to the acquired tangible assets and liabilities, consisting of land, building, and any identified intangible assets. Acquisition fees are expensed as incurred. Fair value is determined based on ASC 820, “Fair Value Measurements and Disclosures,” primarily based on unobservable data inputs. In making estimates of fair values for purposes of allocating the purchase price of individually acquired properties, the Company utilizes its own market knowledge and published market data. In this regard, the Company also utilizes information obtained from county tax assessment records to assist in the determination of the fair value of the land and building. The Company utilizes market comparable transactions such as price per square foot to assist in the determination of fair value for purposes of allocating the purchase price of properties acquired as part of portfolio level transactions. The value of acquired leases, if applicable, is estimated based upon the costs we would have incurred to lease the property under similar terms.

Impairment of long lived assets – The Company evaluates its real estate assets for impairment periodically or whenever events or circumstances indicate that its carrying amount may not be recoverable. If an impairment indicator exists, the Company compares the expected future undiscounted cash flows against the carrying amount of an asset. If the sum of the estimated undiscounted cash flows is less than the carrying amount of the asset, the Company records an impairment loss for the difference between the estimated fair value and the carrying amount of the asset.

Depreciation expense – Depreciation expense is computed using the straight-line method over the estimated useful lives of the buildings and improvements, which are generally between 5 and 40 years.

Cash and cash equivalents – The Company considers all demand deposits, cashier’s checks, money market accounts and certificates of deposits with a maturity of three months to be cash equivalents. The Company maintains its cash and cash equivalents and escrow deposits at financial institutions. The combined account balances may exceed the Federal Depository Insurance Corporation insurance coverage, and, as a result, there may be a concentration of credit risk related to amounts on deposit. The Company does not believe that this risk is significant.

Escrow deposits – Escrow deposits include refundable and non-refundable cash earnest money deposits for the purchase of properties including advances from Heng Fai. In addition, escrow deposits may include amounts paid for properties in certain states which require a judicial order when the risk and rewards of ownership of the property are transferred and the purchase is finalized.

Revenue recognition – The Company’s operations currently consist of rental revenue earned from two tenants under leasing arrangements which provide for minimum rent, escalations, and charges to the tenant for the real estate taxes and operating expenses. The leases have been accounted for as operating leases. For operating leases with minimum scheduled rent increases, the Company recognizes income on a straight-line basis over the lease term when collectability is reasonably assured. Recognizing rental income on a straight-line basis for leases results in recognized revenue amounts which differ from those that are contractually due from tenants. If the Company determines that collectability of straight-line rents is not reasonably assured, future revenue recognition is limited to amounts contractually owed and paid, and, when appropriate, an allowance for estimated losses is established. For additional information on our properties refer to Note 3 – “Property Acquisitions.”

The Company consistently assesses the need for an allowance for doubtful accounts, including an allowance for operating lease straight-line rent receivables, for estimated losses resulting from tenant defaults, or the inability of tenants to make contractual rent and tenant recovery payments. The Company also monitors the liquidity and creditworthiness of its tenants and operators on a continuous basis. This evaluation considers industry and economic conditions, property performance, credit enhancements and other factors. For operating lease straight-line rent amounts, the Company's assessment is based on amounts estimated to be recoverable over the term of the lease. As of November 30, 2014, an allowance for doubtful accounts was not recorded as it was not deemed necessary.

Deferred financing costs – Deferred financing costs include amounts paid to lenders to obtain financing, primarily to be used to fund the Company’s acquisitions. These costs are amortized to interest expense on a straight-line basis over the term of the related loan, which approximates the effective interest method.

Segment reporting – ASC Topic 280, “Segment Reporting,” establishes standards for reporting financial and other information about an entity's reportable segments. The Company has determined that it has one reportable segment, with activities related to investing in medical office buildings and related assets. Management evaluates operating performance on an individual asset level basis.

Fair value of financial instruments – Fair value is a market-based measurement and should be determined based on the assumptions that market participants would use in pricing an asset or liability. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The three levels are defined as follows:

•

Level 1 – Inputs to the valuation methodology are quoted prices for identical assets or liabilities in active markets;

•

Level 2 – Inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument; and

•

Level 3 – Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The Company considers the carrying values of cash and cash equivalents, accounts and other receivables, escrow deposits, accounts payable, and accrued liabilities to approximate their fair value due to the short period of time since origination or the short period of time between origination of the instruments and their expected realization. Due to the short-term nature of these instruments, Level 1 and Level 2 inputs are utilized to estimate the fair value of these financial instruments. The fair value of amounts due to or from related parties are deemed undeterminable due to their nature.

Note 3 – Property Acquisitions

On June 5, 2014, the Company completed the acquisition of a 56-bed long term acute care hospital located at 1870 S 75th Street, Omaha, Nebraska for approximately $21.7 million (approximately $21.9 million after including legal fees). The Omaha facility is operated by Select Specialty Hospital – Omaha, Inc. pursuant to a sublease which expires in 2023, with sub lessee options to renew up to 60 years (the “operating lease”). The real property where the Omaha facility and other improvements are located are subject to a land lease with Catholic Health Initiatives, a Colorado nonprofit corporation (the “land lease”). The land lease initially was to expire in 2023 with sub lessee options to renew up to 60 years. However, as of November 30, 2014, the Company exercised two five-year lease renewal options and therefore the land lease currently expires in 2033, subject to future renewal options by the Company. In connection with the acquisition of the Omaha facility in June 2014, the Company borrowed $15.06 million from Capital One, National Association.

On September 19, 2014, the Company closed an Agreement of Sale and Purchase to acquire an approximately 8,840 square foot medical office building known as the Orthopedic Surgery Center, located in Asheville, North Carolina for approximately $2.5 million. The Asheville facility is subject to an operating lease which expires in 2017, with lease options to renew up to five years. The property is owned fee simple. In connection with the acquisition of the Asheville facility in September 2014, the Company borrowed $1.7 million from the Bank of North Carolina and funded the remainder of the acquisition with funds in the form of a Convertible Debenture from Heng Fai in the amount of $910,000 (See Note 6 - “Related Party Transactions”) and with its existing cash. Interest on the borrowings from the Bank of North Carolina is fixed at 4.75% for the term of the loan, which is due in full, including all accrued and unpaid interest on February 15, 2017.

Note 4 – Notes Payable Related to Acquisitions

Omaha note payable – In order to finance a portion of the purchase price for the Omaha facility, on June 5, 2014 the Company entered into a Term Loan and Security Agreement with Capital One, National Association (the “Lender”) to borrower $15.06 million (the “Loan”). The Loan bears interest at 4.91% per annum and all unpaid interest and principal is due on June 5, 2017 (the “Maturity Date”). Interest is paid in arrears and payments began on August 1, 2014, and are due on the first day of each calendar month thereafter. Principal payments begin on January 1, 2015 and are due on the first day of each calendar month thereafter based on an amortization schedule with the principal balance due on the Maturity Date. Interest expense on the loan was $186,916 for the three months ended November 30, 2014. The Loan may not be prepaid in whole or in part prior to June 5, 2016, thereafter, the Company, at its option, may prepay the Loan at any time, in whole (but not in part) on at least 30 calendar days’, but not more than 60 calendar days’, advance written notice. The prepayment amount will be equal to the outstanding principal balance of the Loan, any accrued and unpaid interest and all other fees, expenses and obligations including an Early Termination Fee of $301,200. At Closing, the Company paid the Lender a non-refundable commitment fee of $150,600.

As of November 30, 2014, scheduled principal payments due each subsequent year listed below are as follows:

2015	$284,146
2016	323,997
2017	14,451,857

Total Payments	$15,060,000

Asheville note payable – In order to finance a portion of the purchase price of the Asheville facility, on September 15, 2014 the Company entered into a Promissory Note with the Bank of North Carolina to borrow $1.7 million. The note bears interest on the outstanding principal balance at the simple, fixed interest rate of 4.75% per annum and all unpaid principal and interest is due on February 15, 2017. Commencing on October 15, 2014, the Company will make on the 15th of each calendar month until and including March 15, 2015, monthly payments consisting of interest only. Thereafter, commencing on April 15, 2015, the outstanding principal and accrued interest shall be payable in monthly amortizing payments of $10,986 each on the 15th day of each calendar month, until and including January 15, 2017. Interest expense on the note was $13,458 for the three months ended November 30, 2014. This note may be prepaid in part or in full at any time and no prepayment penalty will be assessed with respect to any amounts prepaid. At closing, the Company paid a loan origination fee of $17,000.

As of November 30, 2014, scheduled principal payments due each subsequent year listed below are as follows:

2015	$33,402
2016	52,506
2017	1,614,092

Total Payments	$1,700,000

Deferred financing costs – As of November 30, 2014, the Company recorded deferred financing costs of $357,564 related to the Omaha and Asheville loans. Included in this amount are $21,577 in deferred financing costs incurred related to the Asheville loan during the three months ended November 30, 2014. Accumulated amortization as of November 30, 2014 was $55,941 and therefore net deferred financing costs on the accompanying Balance Sheet as of November 30, 2014 was $301,623. Amortization expense related to the deferred financing costs for the three months ended November 30, 2014 was $29,497, which is included in the “Interest Expense” line item in the accompanying Statements of Operations for the three months ended November 30, 2014.

Note 5 – Shareholders’ Equity

Preferred stock – The Company’s charter authorizes the issuance of 100,000,000 shares of preferred stock, par value $0.001 per share. As of November 30, 2014 and August 31, 2014, no shares of preferred stock were issued and outstanding.

Common stock – Effective November 7, 2014, the Company amended its articles of incorporation to increase the number of authorized shares of common stock, $0.001 par value (the “common stock”), from 100,000,000 to 500,000,000 and effected a reverse stock split of the outstanding shares of its common stock at the ratio of 1-for-400 (the “Reverse Stock Split”). As of November 30, 2014 and August 31, 2014, there were 250,000 outstanding common shares. All references to shares of the Company’s common stock in this quarterly report on Form 10-Q refers to the number of shares of common stock after giving effect to the Reverse Stock Split (unless otherwise indicated).

On September 19, 2014, the Company declared a dividend of $0.0852 per share payable to the holders of its common stock of record at the close of business September 29, 2014. Dividends shall be paid no later than the 20th day of the following month subject to compliance with applicable provisions of the Maryland General Corporation Law. The aggregate amount of the dividend was $21,300.

On October 18, 2014, the Company declared a dividend of $0.0852 per share payable to the holders of its common stock of record at the close of business October 30, 2014. Dividends shall be paid no later than the 20th day of the following month subject to compliance with applicable provisions of the Maryland General Corporation Law. The aggregate amount of the dividend was $21,300.

On November 21, 2014, the Company declared a dividend of $0.0852 per share payable to the holders of its common stock of record at the close of business December 2, 2014. Dividends shall be paid no later than the 20th day of the following month subject to compliance with applicable provisions of the Maryland General Corporation Law. The aggregate amount of the dividend was $21,300. This amount was accrued as of November 30, 2014.

Note 6 – Related Party Transactions

Convertible debenture – During the three months ended November 30, 2014, Heng Fai loaned the Company $910,000 to assist in the acquisition of the Asheville facility and pay closing costs. Additionally, during the fiscal year ended August 31, 2014, Heng Fai loaned the Company $7,468,142 to assist in the acquisition of the Omaha facility and pay closing costs. The loans are classified as a Convertible Debenture (the “Convertible Debenture”) totaling $8,378,142, and were assigned by Heng Fai to HFE USA, LLC. The Convertible Debenture bears interest at 8.0% per annum and all unpaid interest and principal is due on June 30, 2015. Interest is paid monthly in arrears and are due on the last day of each calendar month thereafter. The Company may prepay the note at any time, in whole or in part. HFE USA, LLC may elect to convert all or a portion of the outstanding principal amount of the note into shares of common stock in an amount equal to the principal amount of the note, together with accrued but unpaid interest, divided by $0.03187.

On July 17, 2014, HFE USA, LLC converted $2,932,040 of the principal and accrued interest under the note into 230,000 shares of our unregistered common stock. Shares of our unregistered common stock issued to HFE USA, LLC as a result of these conversions will be subject to customary anti-dilution rights in the event of stock splits, stock dividends and similar corporate events.

Accordingly, as of November 30, 2014, the outstanding principal balance of the Convertible Debenture was $5,446,102. Interest expense on the Convertible Debenture was $105,433 for the three months ended November 30, 2014.

Notes payable to shareholder – During the fiscal year ended August 31, 2014, Heng Fai loaned $345,053 to the Company for general corporate purposes, of which the Company repaid $306,858 during that fiscal year. Heng Fai assigned the notes payable to HFE USA, LLC. As of November 30, 2014, the notes payable to shareholder balance was $38,195.

Due to related party, net – As of November 30, 2014, the Company owes the Manager $240,000 for cumulative incurred but unpaid management fees. Additionally, the Company owes the Manager $103,683 for funds loaned by the Manager to be used by the Company for general corporate purposes. These amounts are recorded net of $42,915 that the Manager owes the Company for funds paid by the Company related to the Asheville facility acquisition. The net due to related party balance as of November 30, 2014 was $300,768.

Management agreement – On November 10, 2014, the Company entered into a Management Agreement, with an effective date of April 1, 2014, with the Manager, a Delaware limited liability company and an affiliate of the Company. Under the terms of the Management Agreement, the Manager is responsible for designing and implementing our business strategy and administering our business activities and day-to-day operations. For performing these services, the Company will pay the Manager 8% of rental revenue for property management services and a base management fee equal to the greater of (a) 2.0% per annum of the Company’s net asset value (the value of the Company’s assets less the value of the Company’s liabilities), or (b) $30,000 per calendar month. For the three months ended November 30, 2014, management fees of $90,000 were incurred and expensed by the Company and due to the Manager. As of November 30, 2014, cumulative management fees incurred of $240,000 (since April 1, 2014) were due to the Manager and remain unpaid. Additionally, during the three months ended November 30, 2014 the Company expensed $48,400 that was paid to the Manager related to the acquisition of the Asheville facility in September 2014. This expense is included in the “General and Administrative Expense” line item in the accompanying Statements of Operations for the three months ended November 30, 2014.

Note 7 – Rental Revenue

The aggregate annual minimum cash to be received by the Company on the noncancelable operating leases related to the Omaha and Asheville facilities, in effect as of November 30, 2014, are as follows for the subsequent years listed below. For additional information refer to Note 3 – “Property Acquisitions.”

2015	$1,783,426
2016	1,836,929
2017	1,892,037
2018	1,711,177
2019	1,762,512
Thereafter	6,603,041
Total Receipts	$15,589,122

Note 8 – Omaha Land Lease Rent Expense

The Omaha facility land lease initially was to expire in 2023 with options to renew up to 60 years. However, as of November 30, 2014 the Company exercised two five-year lease renewal options and therefore the land lease currently expires in 2033, subject to future renewal options by the Company. Under the terms of the land lease, annual rents increase 12.5% every fifth anniversary of the lease. The initial land lease increase will occur in April 2017. The aggregate minimum cash payments to be made by the Company on the non-cancelable Omaha facility related land lease in effect as of November 30, 2014, are as follows for the subsequent years listed below. For additional information refer to Note 3 – “Property Acquisitions.”

2015	$59,876
2016	59,876
2017	65,493
2018	67,365
2019	67,365
Thereafter	1,088,889
Total Receipts	$1,408,864

Note 9 – Commitments and Contingencies

Litigation – The Company is not presently subject to any material litigation nor, to its knowledge, is any material litigation threatened against the Company, which if determined unfavorably to the Company, would have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

Environmental matters – The Company follows a policy of monitoring its properties for the presence of hazardous or toxic substances. While there can be no assurance that a material environmental liability does not exist at its properties, the Company is not currently aware of any environmental liability with respect to its properties that would have a material effect on its financial position, results of operations, or cash flows. Additionally, the Company is not aware of any material environmental liability or any unasserted claim or assessment with respect to an environmental liability that management believes would require additional disclosure or the recording of a loss contingency.

Note 10 – Subsequent Events

On December 18, 2014, the Company declared a dividend of $0.0852 per share payable to the holders of its common stock of record at the close of business December 30, 2014. Dividends shall be paid no later than the 20th day of the following month subject to compliance with applicable provisions of the Maryland General Corporation Law. The aggregate amount of the dividend was $21,300.

On January 21, 2015, the Company declared a dividend of $0.0852 per share payable to the holders of its common stock of record at the close of business February 2, 2015. Dividends shall be paid no later than the 20th day of the following month subject to compliance with applicable provisions of the Maryland General Corporation Law. The aggregate amount of the dividend was $21,300.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our financial statements included herein, including the notes to those financial statements, included elsewhere in this report, and the Section entitled “Cautionary Statement on Forward-Looking Information” in this report. As discussed in more detail in the Section entitled “Cautionary Statement on Forward-Looking Information,” this discussion contains forward-looking statements which involve risks and uncertainties. Our actual results may differ materially from the results discussed in the forward-looking statements.

Overview

Global Medical REIT Inc. (the “Company”) was incorporated in the state of Nevada on March 18, 2011 under the name Scoop Media, Inc. (“Scoop Media”), which was acquired by the Hong Kong company known as Heng Fai Enterprises, Ltd. (“Heng Fai”) in 2013. The Company changed to its current name effective January 6, 2014 in connection with its re-domestication into a Maryland corporation and as discussed below its plans to develop and manage a portfolio of real estate assets in the healthcare industry, which may include the real estate of hospitals, medical centers, nursing facilities and retirement homes.

In order to reincorporate in Maryland, we entered into an Agreement and Plan of Conversion with Scoop Media pursuant to which Scoop Media was converted into our Company effective as of January 15, 2014 whereby we exchanged one share of common stock of Scoop Media, $0.001 par value per share, into one share of common stock, $0.001 par value per share, of our Company.

On July 17, 2014 Heng Fai transferred all its interest in the Company to its wholly owned subsidiary, HFE USA, LLC, a Delaware limited liability company. As of November 30, 2014, HFE USA, LLC owns an aggregate of 248,825 (or 99.5%) of our outstanding common stock.

As part of Heng Fai’s acquisition of a controlling interest in the Company, we began to pursue a new strategy to acquire real estate assets in the healthcare industry, which may include the real estate of hospitals, medical centers, nursing facilities and retirement homes. This strategy is conducive to a more favorable tax structure whereby we may qualify and elect to be treated as a real estate investment trust (“REIT”), for U.S. federal income tax purposes. In order to qualify as a REIT, a substantial percentage of the Company’s assets must be qualifying real estate assets and a substantial percentage of the Company’s income must be rental revenue from real property or interest on mortgage loans. We must elect under the U.S. Internal Revenue Code (the “Code”) to be treated as a REIT. Subject to a number of significant exceptions, a corporation that qualifies as a REIT generally is not subject to U.S. federal corporate income taxes on income and gain that it distributes to its stockholders, thereby reducing its corporate level taxes. The vast majority of U.S. REITs are incorporated or formed in Maryland and we believe that reincorporating in Maryland will put our Company in the best position to raise additional capital and grow our business.

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

•

Establish a secured revolving credit facility to finance acquisitions in concert with other debt instruments, which depending on appropriateness and availability, include, the assumption of mortgage loans and the placement of “stand- alone” non-recourse debt secured by the property;

•

Access capital internationally so as to avoid market cycle shortages of capital and enhance acquisition expediency.

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

Reverse Stock Split

Effective November 7, 2014, the Company amended its articles of incorporation to increase the number of authorized shares of common stock, $0.001 par value (the “common stock”), from 100,000,000 to 500,000,000 and effected a reverse stock split of the outstanding shares of its common stock at the ratio of 1-for-400 (the “Reverse Stock Split”). All references to shares of the Company’s common stock in this quarterly report on Form 10-Q refer to the number of shares of common stock after giving effect to the Reverse Stock Split (unless otherwise indicated).

Recent Developments

On September 19, 2014, the Company closed an Agreement of Sale and Purchase to acquire an approximately 8,840 square foot medical office building known as the Orthopedic Surgery Center, located in Asheville, North Carolina for approximately $2.5 million. The Asheville facility is subject to an operating lease which expires in 2017, with lease options to renew up to five years. The property is owned fee simple. In connection with the acquisition of the Asheville facility in September 2014, the Company borrowed $1.7 million from the Bank of North Carolina and funded the remainder of the acquisition with funds in the form of a Convertible Debenture from Heng Fai in the amount of $910,000 (See Note 6 – “Related Party Transactions”) and with its existing cash. Interest on the borrowings from the Bank of North Carolina is fixed at 4.75% for the term of the loan, which is due in full, including all accrued and unpaid interest on February 15, 2017.

Management Agreement

On November 10, 2014, the Company entered into a Management Agreement, with an effective date of April 1, 2014, with Inter-American Management, LLC (the “Manager”), a Delaware limited liability company and an affiliate of the Company. Under the terms of the Management Agreement, the Manager will manage, operate and administer the Company’s day-to-day operations and investment activities in conformity with the investment guidelines and other policies that are approved and monitored by our board of directors. Our Manager is responsible for (1) the selection, purchase and sale of our portfolio investments, (2) potentially providing property management and development activities, and (3) providing us with investment advisory services. The initial term of the Management Agreement expires on October 1, 2019 and will be automatically renewed for five year periods thereafter. For the three months ended November 30, 2014 the Company expensed $90,000 in management fees incurred by the Manager. As of November 30, 2014, there were $240,000 in unpaid management fees accrued that are owed to the Manager. Additionally, during the three months ended November 30, 2014, the Company expensed $48,400 that was paid to the Manager related to the acquisition of the Asheville facility in September 2014.

Critical Accounting Policies

The preparation of financial statements in conformity with U.S. generally accepted accounting principles ("GAAP") requires our management to use judgment in the application of accounting policies, including making estimates and assumptions. We base estimates on the best information available to us at the time, our experience and on various other assumptions believed to be reasonable under the circumstances. These estimates affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting periods. If our judgment or interpretation of the facts and circumstances relating to various transactions or other matters had been different, it is possible that different accounting would have been applied, resulting in a different presentation of our financial statements. From time to time, we re-evaluate our estimates and assumptions. In the event estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current estimates and assumptions about matters that are inherently uncertain. For a more detailed discussion of our significant accounting policies, see Note 2 – “Significant Accounting Policies” to the accompanying financial statements. Below is a discussion of accounting policies that we consider critical in that they may require complex judgment in their application or require estimates about matters that are inherently uncertain.

Purchase of Real Estate

Transactions in which real estate assets are purchased that are not subject to an existing significant lease are treated as asset acquisitions, and as such are recorded at their purchase price, including acquisition fees, which is allocated to land and building based upon their relative fair values at the date of acquisition. Real estate assets that are acquired either subject to a significant existing lease or as part of a portfolio level transaction with significant leasing activity are treated as a business combination under Accounting Standards Codification (“ASC”) 805, “Business Combinations,” which requires the purchase price of acquired properties be allocated to the acquired tangible assets and liabilities, consisting of land, building, and any identified intangible assets. Acquisition fees are expensed as incurred. Fair value is determined based on ASC 820, “Fair Value Measurements and Disclosures,” primarily based on unobservable data inputs. In making estimates of fair values for purposes of allocating the purchase price of individually acquired properties, the Company utilizes its own market knowledge and published market data. In this regard, the Company also utilizes information obtained from county tax assessment records to assist in the determination of the fair value of the land and building. The Company utilizes market comparable transactions such as price per square foot to assist in the determination of fair value for purposes of allocating the purchase price of properties acquired as part of portfolio level transactions. The value of acquired leases, if applicable, is estimated based upon the costs we would have incurred to lease the property under similar terms.

Use of Estimates

The preparation of our financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. These estimates are made and evaluated on an on-going basis using information that is currently available as well as various other assumptions believed to be reasonable under the circumstances. Actual results could differ from those estimates, perhaps in material adverse ways, and those estimates could be different under different assumptions or conditions.

Revenue Recognition, Tenant Receivables, and Allowance for Uncollectible Accounts

We recognize rental revenue for operating leases on a straight-line basis over the lease term when collectability is reasonably assured and the tenant has taken possession or controls the physical use of a leased asset. For assets acquired subject to leases, we recognize revenue upon acquisition of the assets provided the tenant has taken possession or control of the physical use of the leased asset. Differences between real estate revenue recognized and cash amounts contractually due from tenants under the lease agreements are recorded to deferred rent

We maintain an allowance for doubtful accounts, when deemed required, including an allowance for operating lease straight-line rent receivables, for estimated losses resulting from tenant defaults or the inability of tenants to make contractual rent and tenant recovery payments. We monitor the liquidity and creditworthiness of our tenants and operators on a continuous basis. This evaluation considers industry and economic conditions, property performance, credit enhancements and other factors. For straight-line rent amounts, our assessment is based on income recoverable over the term of the lease. We exercise judgment in establishing allowances and consider payment history and current credit status in developing these estimates. These estimates may differ from actual results, which could be material to our financial statements.

Capitalization of Expenditures and Depreciation of Assets

The cost of operating properties includes the cost of land and completed buildings and related improvements. Expenditures that increase the service life of properties are capitalized and depreciated over time and the cost of maintenance and repairs is charged to expense as incurred. The cost of building and improvements is depreciated on a straight-line basis over the estimated useful lives of the assets. The cost of improvements is depreciated on a straight-line basis over the shorter of the lease term or useful life. Furniture, fixtures and equipment, if any, is depreciated over their estimated useful lives. When depreciable property is retired or disposed of, the related costs and accumulated depreciation is removed from the accounts and any gain or loss is reflected in our operating results.

Impairment of Long-Lived Assets

We assess the carrying value of our real estate assets ("real estate assets") when events or changes in circumstances indicate that the carrying amount of the real estate assets may not be recoverable. Recoverability of real estate assets is measured by comparison of the carrying amount of the real estate assets to the respective estimated future undiscounted cash flows. The estimated future undiscounted cash flows are calculated utilizing the lowest level of identifiable cash flows that are largely independent of the cash flows of other assets and liabilities. In order to review our real estate assets for recoverability, we consider market conditions, as well as our intent with respect to holding or disposing of the asset. If our analysis indicates that the carrying value of the real estate assets is not recoverable on an undiscounted cash flow basis, we recognize an impairment charge for the amount by which the carrying value exceeds the fair value of the real estate asset.

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

Results of Operations

We believe our financial results during the three months ended November 30, 2014 are not representative of our future financial results as we remain in the initial phase of our real estate operations and related acquisition strategy. We anticipate that we will experience rapid growth as we continue to expand our investment portfolio. The results of operations herein are derived from our Omaha and Asheville facilities discussed in Note 3 – “Property Acquisitions.”

Revenues

For the three months ended November 30, 2014, total revenues were $445,244, which primarily consisted of $445,174 in rental revenue derived from the base rental receipts from our Omaha and Asheville facilities that were acquired in June 2014 and September 2014, respectively.

Management Fees

Management fees earned by our Manager for the three months ended November 30, 2014 were $90,000 ($30,000 per month).

General and Administrative

General and administrative expenses were $153,560 for the three months ended November 30, 2014. This amount included $48,400 that was paid to the Manager related to the acquisition of the Asheville facility (See Note 6 – “Related Party Transactions”). The remainder of this expense in the current period resulted from Omaha land lease expense, professional fees, and other general office expenses. General and administrative expenses for the three months ended November 30, 2013 were $7,665. The increase in this expense category during the current three month period resulted from the acquisitions of the Omaha and Asheville facilities in 2014.

Depreciation

For the three months ended November 30, 2014, depreciation expense was $149,720 and was derived from the Omaha and Asheville facilities that we acquired.

Interest

For the three months ended November 30, 2014 interest expense of $335,304 includes interest expense incurred on our outstanding debt balances as well as from the amortization of deferred financing costs in the amount of $29,497.

Liquidity and Capital Resources

General

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

Our long-term liquidity needs consist primarily of funds necessary to pay for the acquisition and maintenance of properties; non-recurring capital expenditures; interest and principal payments on our indebtedness discussed below; payment of quarterly distributions to our stockholders to the extent declared by our board of directors; and general and administrative expenses. The nature of our business, our aggressive growth plans and the requirement that we distribute at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gain, to our stockholders, may cause us to have substantial liquidity needs over the long-term. We will seek to satisfy our long-term liquidity needs through cash flow from operations, long-term secured and unsecured indebtedness, the issuance of debt and equity securities, property dispositions and joint venture transactions. We have financed our operations and acquisitions to date through the funding by the majority shareholder and bank loans as discussed below. We expect to meet our operating liquidity requirements generally through cash on hand and cash provided by operations (as we acquire additional real estate assets). We anticipate that cash on hand, cash provided by operations, funding from financial institutions, and funding by our majority shareholder will be sufficient to meet our liquidity requirements for at least the next 12 months. Our assets are illiquid by their nature. Thus, a timely liquidation of assets might not be a viable source of short-term liquidity should a cash flow shortfall arise that causes a need for additional liquidity. It could be necessary to source liquidity from other financing alternatives should any such scenario arise.

To qualify as a REIT for federal income tax purposes, we are required to distribute annually at least 90% of our REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains, and to pay tax at regular corporate rates to the extent that we annually distribute less than 100% of our net taxable income. Subject to the requirements of the Maryland General Corporation Law we intend to pay quarterly dividends to our stockholders, if and to the extent authorized by our board of directors.

Cash Flow Information

Net cash provided by operating activities for the three months ended November 30, 2014 was $130,465, which was primarily derived from an increase in our accrued expenses over the three month period. We anticipate cash flows from operating activities to increase as we purchase additional properties and have a full year of operations.

Net cash used in investing activities for the three months ended November 30, 2014 was $2,506,697. Cash flows used in investing activities related to the acquisition of our facility in Asheville, North Carolina. Cash flows used in investing activities are heavily dependent upon the investment in properties and real estate assets. We anticipate cash flows used in investing activities to increase as we acquire additional properties in the future.

Net cash provided by financing activities for the three months ended November 30, 2014 was $2,545,823. Cash flows provided by financing activities were derived primarily from the $1.7 million loan obtained from the Bank of North Carolina and $910,000 in funding received from Heng Fai in the form of a Convertible Debenture, both used to fund the Asheville facility acquisition. We anticipate cash flows from financing activities to increase in the future as we raise additional funds from investors and incur debt to purchase properties.

Our continued operations and expansion are dependent upon our ability to obtain additional working capital. Although Heng Fai may lend us funds or invest in our securities for our working capital needs, we have not entered into any agreement with Heng Fai for any future loans or investments in our company. In the event we are unable to raise capital needed for our proposed business, we will have to seek additional financing, and no assurances can be given that such financing would be available on a timely basis, on terms that are acceptable or at all. Failure to obtain additional financing could result in delay or indefinite postponement of our proposed business which would materially adversely affect our results of operations and financial condition and threaten our financial viability.

Financing Arrangements

Omaha debt – In order to finance a portion of the purchase price for the Omaha facility, on June 5, 2014 we entered into a Term Loan and Security Agreement with Capital One, National Association (the “Lender”) to borrower $15.06 million (the “Loan”). The Loan bears interest at 4.91% per annum and all unpaid interest and principal is due on June 5, 2017 (the “Maturity Date”). Interest is paid in arrears and payments began on August 1, 2014, and are due on the first day of each calendar month thereafter. Principal payments began on January 1, 2015 and are due on the first day of each calendar month thereafter based on an amortization schedule with the principal balance due on the Maturity Date. Interest expense on the loan was $186,916 for the three months ended November 30, 2014. The Loan may not be prepaid in whole or in part prior to June 5, 2016, thereafter, we, at our option, may prepay the Loan at any time, in whole (but not in part) on at least 30 calendar days’, but not more than 60 calendar days’, advance written notice. The prepayment amount will be equal to the outstanding principal balance of the Loan, any accrued and unpaid interest and all other fees, expenses and obligations including an Early Termination Fee of $301,200. At Closing, we paid the Lender a non-refundable commitment fee of $150,600.

Asheville debt – In order to finance a portion of the purchase price of the Asheville facility, on September 15, 2014 we entered into a Promissory Note with the Bank of North Carolina to borrow $1.7 million. The note bears interest on the outstanding principal balance at the simple, fixed interest rate of 4.75% per annum and all unpaid principal and interest is due on February 15, 2017. Commencing on October 15, 2014, we will make on the 15th of each calendar month until and including March 15, 2015, monthly payments consisting of interest only. Thereafter, commencing on April 15, 2015, the outstanding principal and accrued interest shall be payable in monthly amortizing payments of $10,986 each on the 15th day of each calendar month, until and including January 15, 2017. Interest expense on the note was $13,458 for the three months ended November 30, 2014. This note may be prepaid in part or in full at any time and no prepayment penalty will be assessed with respect to any amounts prepaid. At closing, we paid a loan origination fee of $17,000.

Convertible debenture – During the three months ended November 30, 2014, Heng Fai loaned the Company $910,000 to assist in the acquisition of the Asheville facility and pay closing costs. Additionally, during the fiscal year ended August 31, 2014, Heng Fai loaned the Company $7,468,142 to assist in the acquisition of the Omaha facility and pay closing costs. The loans are classified as a Convertible Debenture (the “Convertible Debenture”) totaling $8,378,142, and were assigned by Heng Fai to HFE USA, LLC. The Convertible Debenture bears interest at 8.0% per annum and all unpaid interest and principal is due on June 30, 2015. Interest is paid monthly in arrears and are due on the last day of each calendar month thereafter. The Company may prepay the note at any time, in whole or in part. HFE USA, LLC may elect to convert all or a portion of the outstanding principal amount of the note into shares of common stock in an amount equal to the principal amount of the note, together with accrued but unpaid interest, divided by $0.03187.

On July 17, 2014, HFE USA, LLC converted $2,932,040 of the principal and accrued interest under the note into 230,000 shares of our unregistered common stock. Shares of our unregistered common stock issued to HFE USA, LLC as a result of these conversions will be subject to customary anti-dilution rights in the event of stock splits, stock dividends and similar corporate events.

Accordingly, as of November 30, 2014, the outstanding principal balance of the Convertible Debenture was $5,446,102. Interest expense on the Convertible Debenture was $105,433 for the three months ended November 30, 2014.

Notes payable to shareholder – During the fiscal year ended August 31, 2014, Heng Fai loaned $345,053 to the Company for general corporate purposes, of which the Company repaid $306,858 during that fiscal year. Heng Fai assigned the notes payable to HFE USA, LLC. As of November 30, 2014, the notes payable to shareholder balance was $38,195.

Distributions

On September 19, 2014, we declared a dividend of $0.0852 per share payable to the holders of our common stock of record at the close of business September 29, 2014. Dividends shall be paid no later than the 20th day of the following month subject to compliance with applicable provisions of the Maryland General Corporation Law. The aggregate amount of the dividend was $21,300.

On October 18, 2014, we declared a dividend of $0.0852 per share payable to the holders of our common stock of record at the close of business October 30, 2014. Dividends shall be paid no later than the 20th day of the following month subject to compliance with applicable provisions of the Maryland General Corporation Law. The aggregate amount of the dividend was $21,300.

On November 21, 2014, we declared a dividend of $0.0852 per share payable to the holders of our common stock of record at the close of business December 2, 2014. Dividends shall be paid no later than the 20th day of the following month subject to compliance with applicable provisions of the Maryland General Corporation Law. The aggregate amount of the dividend was $21,300.

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

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect or change on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term “off-balance sheet arrangement” generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with we are a party, under which we have (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our future income, cash flows, and fair values relevant to financial instruments are dependent on prevailing market interest rates. Interest rates are highly sensitive to several factors, including governmental monetary policies, domestic and global economic and political conditions and other factors which are beyond our control. We may incur additional variable rate debt in the future. In addition, decreases in interest rates may lead to additional competition for the acquisition of single-family homes and other real estate due to a reduction in attractive alternative income-producing investments. Increased competition for the acquisition of single-family homes may lead to future acquisitions being more costly and result in lower yields on single-family homes we have targeted for acquisition. In such circumstances, if we are not able to offset the decrease in yields by obtaining lower interest costs on our borrowings, our results of operations will be adversely affected. Significant increases in interest rates may also have an adverse impact on our earnings if we are unable to acquire single-family homes with rental rates high enough to offset the increase in interest rates on our borrowings.

Market risk refers to the risk of loss from adverse changes in market prices and interest rates. We may in the future use derivative financial instruments to manage, or hedge, interest rate risks related to any borrowings we may have. We expect to enter into such contracts only with major financial institutions based on their credit rating and other factors.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act that are designed to ensure that information required to be disclosed in our reports filed with or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to management, including the principal executive and financial officer, as appropriate to allow timely decisions regarding required disclosures. Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of November 30, 2014. Based on that evaluation solely as a result of the material weakness in our internal control over financial reporting identified below, our principal executive officer and principal financial officer concluded that, as of November 30, 2014, the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act (a) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (b) is accumulated and communicated to the Company’s management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure .

The specific material weakness identified by our management was a lack of controls over the preparation and filing of our Form 10-Q for the period ended November 30, 2014 due to the Company’s misinterpretation of the transitional filing requirements related to the changing of the Company’s fiscal year end to a calendar year end.  On January 7, 2015, the Company filed a Current Report on Form 8-K indicating that on December 31, 2014, the Company’s Board of Directors approved a change in fiscal year to a calendar year end and that the Company would be filing a Form 10-KT for the four month transitional period ended December 31, 2014.  A “material weakness” is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements would not be prevented or detected on a timely basis.

Remediation of Material Weaknesses in Internal Control Over Financial Reporting

We believe the following actions we have taken and are taking will be sufficient to remediate the material weakness described above:

On September 30, 2014 we appointed Mr. McClure as our Chief Financial Officer;

Through our management agreement with Inter-American Management we entered into on November 10, 2014, we have an additional qualified accounting staff member who has knowledge in dealing with U.S. GAAP accounting and financial issues; and

Our accounting staff has developed and implemented policies and procedures necessary for the timely preparation and filing of our periodic reports, including the change of fiscal quarters.  The Company believes that as the change in fiscal year end is a one-time event this misinterpretation will not be repeated.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act that occurred during the quarter ended November 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

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

Item 1A. Risk Factors

Not applicable to smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
31.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Schema
101.CAL*	XBRL Taxonomy Calculation Linkbase
101.DEF*	XBRL Taxonomy Definition Linkbase
101.LAB*	XBRL Taxonomy Label Linkbase
101.PRE*	XBRL Taxonomy Presentation Linkbase

* XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of this quarterly report on Form 10-Q for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBAL MEDICAL REIT INC.

Date: February 13, 2015

By:

/s/ David A. Young

David A. Young

Chief Executive Officer (Principal Executive Officer)

Date: February 13, 2015

By:

/s/ Donald McClure

Donald McClure

Chief Financial Officer

(Principal Financial and Accounting Officer)