Form 10-KT
period 2014-12-31
Global Medical REIT Inc.
filed 2015-03-20
CIK 1533615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

      .  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Or

  X  .  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from September 1, 2014 to December 31, 2014

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

. Large accelerated filer	. Accelerated flier	. Non-accelerated flier	X . Smaller reporting company
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes       .  No   X .

As of the last business day of the registrant’s most recently completed third fiscal quarter, there was no active public trading market for the registrant’s common stock.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold as of the last business day of the registrant’s most recently completed second fiscal quarter: $0 on February 28, 2014.

As of March 20, 2015 there were 250,000 shares the registrant’s common stock, par value of $0.001 per share outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE REGARDING THE TRANSITION PERIOD

We changed our fiscal year from August 31 to the calendar twelve months ending December 31, effective beginning with the year ended December 31, 2014.  As a result our current fiscal period was shortened from twelve months to a four-month transition period that ended on December 31, 2014.  In connection with our change in reporting period we reported our first quarter results as the three months ended November 30, 2014, under our previous fiscal reporting timing. Our change in fiscal year is required based upon our intention to qualify and be taxed as a real estate investment trust (“REIT”) for federal income tax purposes.

When our financial results for the transition period in 2014 are compared to our financial results for the transition period in 2013 the results compare the four-month period from September 1, 2014 through December 31, 2014 to the financial results for the four-month period from September 1, 2013 through December 31, 2013.  The results for the four-month transition period ended December 31, 2013 are unaudited.

When financial results for our fiscal year ended August 31, 2014 are compared to financial results for our fiscal year ended August 31, 2013 the results compare our previously audited fiscal years, which were the twelve months ended August 31, 2014 and August 31, 2013, respectively.

CAUTIONARY STATEMENT ON FORWARD-LOOKING INFORMATION

This Transition Report on Form 10-K (this “Report”) contains “forward-looking statements”. Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions. Forward-looking statements speak only as of the date they are made, are based on various underlying assumptions and current expectations about the future and are not guarantees. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance or achievement to be materially different from the results of operations or plans expressed or implied by such forward-looking statements.

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

“HFE USA, LLC” refers to HFE USA, LLC, a Delaware limited liability company owned by Heng Fai.  HFE USA, LLC is our majority shareholder.

“Inter-American Management” refers to Inter-American Management, LLC, a Delaware limited liability company owned or controlled by an affiliate of HFE USA, LLC, our majority shareholder.

“SEC” refers to the United States Securities and Exchange Commission.

“Common stock” refers to the common shares in our capital stock.

Our financial statements are stated in United States dollars (US $) and are prepared in accordance with United States generally accepted accounting principles.

PART I

ITEM 1.

BUSINESS

Organization

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

Heng Fai owns HFE USA, LLC, our majority shareholder.  As of December 31, 2014, HFE USA, LLC owns an aggregate of 248,825 (or 99.5%) of our outstanding common stock.

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

For details about our property portfolio as of December 31, 2014 refer to Item 2 – “Properties,” herein.

Our unique mission as an international medical equity real estate investment trust (“REIT” – refer to the “Qualification as a REIT” section herein for additional information) is to selectively sponsor and underwrite ownership of leading medical provider’s core real estate assets worldwide. We intend to serve only the best healthcare operators in prominent regional and community locations throughout selected emerging international markets. Initial focus for our portfolio is within the United States and Asian growth markets.

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

Qualification as a REIT

Our business strategy is conducive to a more favorable tax structure whereby we may qualify and elect to be treated as a REIT for U.S. federal income tax purposes. We plan to elect to be taxed as REIT under U.S. federal income tax laws commencing with our contemplated taxable year ending December 31, 2015. We believe that, commencing with 2015, we will have been organized and have operated in such a manner as to qualify for taxation as a REIT under all of the federal income tax laws, and we intend to continue to operate in such a manner. We, however, cannot provide assurances that we will operate in a manner so as to qualify or remain qualified as a REIT.

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

Sarbanes Oxley Compliance

We will organize, operate, report and position ourselves to remain in compliance with the Sarbanes Oxley rules.

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

In 2010, the U.S. Congress passed the Affordable Care Act (the “ACA”) which affects the ability of medical practitioners to own hospital operations. It also establishes guidelines permitting replacement of existing hospital operations and facilities for physician owned facilities that are grandfathered under the law. The law does not restrict physician ownership of management company interests or real estate, however. We are sensitive to the parameters of the law and will avoid entering into any binding arrangement with tenants or operators that is not permitted under the ACA.

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

Employees

As of March 20, 2015 we had no employees.  The Company is externally managed by Inter-American Management, LLC, (the “Manager”) which is an entity owned or controlled by an affiliate of HFE USA, LLC.  The Manager provides the services of the officers and other management personnel of the Company.

ITEM 1A.

RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item within this transitional report.  For a listing of our risk factors refer to our Annual Report on Form 10-K that was filed for the fiscal year ended August 31, 2014.

ITEM 1B.

UNRESOLVED STAFF COMMENTS

None.

ITEM 2.

PROPERTIES

Our business office is located at 4800 Montgomery Lane, Suite 450, Bethesda MD, 20814. The office space is allocated to us from the Manager at prevailing rental rates and terms.

On June 5, 2014, the Company completed the acquisition of a 56-bed long term acute care hospital located at 1870 S 75th Street, Omaha, Nebraska for approximately $21.7 million (approximately $21.9 million after including legal fees). The Omaha facility is operated by Select Specialty Hospital – Omaha, Inc. pursuant to a sublease which expires in 2023, with sub lessee options to renew up to 60 years (the “operating lease”). The real property where the Omaha facility and other improvements are located are subject to a land lease with Catholic Health Initiatives, a Colorado nonprofit corporation (the “land lease”). The land lease initially was to expire in 2023 with sub lessee options to renew up to 60 years.  However, as of December 31, 2014, the Company exercised two five-year lease renewal options and therefore the land lease currently expires in 2033, subject to future renewal options by the Company.  In connection with the acquisition of the Omaha facility in June 2014, the Company borrowed $15.06 million from Capital One, National Association.

On September 19, 2014, the Company acquired an approximately 8,840 square foot medical office building known as the Orthopedic Surgery Center, located in Asheville, North Carolina for approximately $2.5 million. The Asheville facility is subject to an operating lease which expires in 2017, with lease options to renew up to five years.  The property is owned fee simple.  In connection with the acquisition of the Asheville facility, the Company borrowed $1.7 million from the Bank of North Carolina and funded the remainder of the purchase price with the proceeds from a convertible debenture (the “Convertible Debenture”) it issued to HFE USA, LLC in the principal amount of $910,000 and with the Company’s existing cash.  Interest on the borrowings from the Bank of North Carolina is fixed at 4.75% for the term of the loan, which is due in full, including all accrued and unpaid interest on February 15, 2017. The Convertible Debenture bears interest at 8.0% per annum, payable monthly in arrears, and all unpaid interest and principal is due on September 9, 2015.

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

PART II

ITEM 5.

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the OTC Pink tier of the OTC Markets, Inc. under the symbol “GMRE.” Trading of our common stock has been limited and sporadic and there can be no assurance that a liquid market for our common stock will ever develop.

As of March 20, 2015, there were approximately 35 record holders, an unknown number of additional holders whose stock is held in “street name” and 250,000 shares of common stock issued and outstanding.

On December 10, 2013, in connection with Heng Fai’s acquisition of Scoop Media, Heng Fai purchased 6,250 common shares of Scoop Media from various parties for $25,000.

On July 17, 2014, HFE USA, LLC converted $2,932,040 of the principal and accrued interest under the Convertible Debenture into 230,000 shares of our unregistered common stock.

Effective November 7, 2014, the Company amended its articles of incorporation to increase the number of authorized shares of common stock, $0.001 par value (the “common stock”), from 100,000,000 to 500,000,000 and effected a reverse stock split of the outstanding shares of its common stock at the ratio of 1-for-400 (the “Reverse Stock Split”). As of December 31, 2014 and August 31, 2014, there were 250,000 outstanding common shares. All references to shares of the Company’s common stock in this transitional report on Form 10-KT refers to the number of shares of common stock after giving effect to the Reverse Stock Split (unless otherwise indicated).

During the twelve months ended August 31, 2014 the Company paid total dividends to holders of its common stock of $42,620.

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

During the four months ended December 31, 2014 the Company paid total dividends to holders of its common stock of $85,200.

Unregistered Sale of Securities

In September 2014, the Company issued to HFE USA, LLC a $910,000 principal amount 8.0% convertible debenture (the “Convertible Debenture”) due on September 9, 2015. The Convertible Debenture may be converted in whole or in part shares of common stock in an amount equal to the principal amount of the note, together with accrued but unpaid interest, divided by $12.748.

The Convertible Debenture was issued in reliance upon the exemption from securities registration afforded by the provisions of Section 4(a)(2) of the Securities Act of 1933, as amended.

ITEM 6.

SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

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

Transition Period

We changed our fiscal year from August 31 to the calendar twelve months ending December 31, effective beginning with the year ended December 31, 2014.  As a result our current fiscal period was shortened from twelve months to a four-month transition period that ended on December 31, 2014.  In connection with our change in reporting period we reported our first quarter results as the three months ended November 30, 2014, under our previous fiscal reporting timing. This change in fiscal year is required based upon our intention to qualify and be taxed as a real estate investment trust (“REIT”) for federal income tax purposes.

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

Heng Fai owns HFE USA, LLC, our majority shareholder.  As of December 31, 2014, HFE USA, LLC owns an aggregate of 248,825 (or 99.5%) of our outstanding common stock.

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

Recent Developments

On September 19, 2014, we acquired an approximately 8,840 square foot medical office building known as the Orthopedic Surgery Center, located in Asheville, North Carolina for approximately $2.5 million. The Asheville facility is subject to an operating lease which expires in 2017, with lease options to renew up to five years.  The property is owned fee simple.  In connection with the acquisition of the Asheville facility, the Company borrowed $1.7 million from the Bank of North Carolina and funded the remainder of the purchase price with the proceeds from a convertible debenture (the “Convertible Debenture”) it issued to HFE USA, LLC in the principal amount of $910,000 and with the Company’s existing cash.  Interest on the borrowings from the Bank of North Carolina is fixed at 4.75% for the term of the loan, which is due in full, including all accrued and unpaid interest on February 15, 2017. The Convertible Debenture bears interest at 8.0% per annum, payable monthly in arrears, and all unpaid interest and principal is due on September 9, 2015.

On October 1, 2014, the board of directors appointed David Young, Tong Wan Chan, and Jeffrey Busch as directors.  On the same day, the Board also appointed Donald McClure as the Chief Financial Officer.

Management Agreement

On November 10, 2014, we entered into a Management Agreement, with an effective date of April 1, 2014, with Inter-American Management, LLC (the “Manager”), our affiliate.  Under the terms of the Management Agreement, the Manager is responsible for designing and implementing our business strategy and administering our business activities and day-to-day operations. For performing these services, we will pay the Manager 8% of rental revenue for property management services and a base management fee equal to the greater of (a) 2.0% per annum of our net asset value (the value of our assets less the value of our liabilities), or (b) $30,000 per calendar month.  For the four months ended December 31, 2014 and the twelve months ended August 31, 2014, management fees of $120,000 and $150,000, respectively (since April 1, 2014), were incurred and expensed by us, due to the Manager, and remain unpaid as of December 31, 2014 and August 31, 2014. Additionally, during the four months ended December 31, 2014 and the twelve months ended August 31, 2014, we expensed $48,400 and $434,200, respectively, that was paid to the Manager related to the acquisition of the Asheville facility in September 2014 and the Omaha facility in June 2014, respectively.  This expense is included in the “General and Administrative Expense” line item in the accompanying Statements of Operations.

Reverse Stock Split

Effective November 7, 2014, the Company amended its articles of incorporation to increase the number of authorized shares of common stock, $0.001 par value (the “common stock”), from 100,000,000 to 500,000,000 and effected a reverse stock split of the outstanding shares of its common stock at the ratio of 1-for-400 (the “Reverse Stock Split”). All references to shares of the Company’s common stock in this transitional report on Form 10-KT refer to the number of shares of common stock after giving effect to the Reverse Stock Split (unless otherwise indicated).

Critical Accounting Policies

The preparation of financial statements in conformity with U.S. generally accepted accounting principles ("GAAP") requires our management to use judgment in the application of accounting policies, including making estimates and assumptions. We base estimates on the best information available to us at the time, our experience and on various other assumptions believed to be reasonable under the circumstances. These estimates affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If our judgment or interpretation of the facts and circumstances relating to various transactions or other matters had been different, it is possible that different accounting would have been applied, resulting in a different presentation of our financial statements. From time to time, we re-evaluate our estimates and assumptions. In the event estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current estimates and assumptions about matters that are inherently uncertain. For a more detailed discussion of our significant accounting policies, see Note 2 – “Summary of Significant Accounting Policies” in the footnotes to the accompanying financial statements.  Below is a discussion of accounting policies that we consider critical in that they may require complex judgment in their application or require estimates about matters that are inherently uncertain.

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts reported in the Company’s financial statements and accompanying notes. Actual results could differ from those estimates.

Purchase of Real Estate

Transactions in which real estate assets are purchased that are not subject to an existing significant lease or are attached or related to a major healthcare provider are treated as asset acquisitions, and as such are recorded at their purchase price, including acquisition fees, which is allocated to land and building based upon their relative fair values at the date of acquisition. Investment properties that are acquired either subject to a significant existing lease or as part of a portfolio level transaction with significant leasing activity are treated as a business combination under Accounting Standards Codification (“ASC”) Topic 805, “Business Combinations,” which requires the purchase price of acquired properties be allocated to the acquired tangible assets and liabilities, consisting of land, building, and any identified intangible assets. Acquisition fees are expensed as incurred.  Fair value is determined based on ASC Topic 820, “Fair Value Measurements and Disclosures,” primarily based on unobservable data inputs. In making estimates of fair values for purposes of allocating the purchase price of individually acquired properties, the Company utilizes its own market knowledge and published market data. In this regard, the Company also utilizes information obtained from county tax assessment records to assist in the determination of the fair value of the land and building. The Company utilizes market comparable transactions such as price per square foot to assist in the determination of fair value for purposes of allocating the purchase price of properties acquired as part of portfolio level transactions. The value of acquired leases, if applicable, is estimated based upon the costs we would have incurred to lease the property under similar terms.

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

Revenue Recognition

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

The Company consistently assesses the need for an allowance for doubtful accounts, including an allowance for operating lease straight-line rent receivables, for estimated losses resulting from tenant defaults, or the inability of tenants to make contractual rent and tenant recovery payments. The Company also monitors the liquidity and creditworthiness of its tenants and operators on a continuous basis. This evaluation considers industry and economic conditions, property performance, credit enhancements and other factors. For operating lease straight-line rent amounts, the Company's assessment is based on amounts estimated to be recoverable over the term of the lease. As of December 31, 2014 and August 31, 2014 an allowance was not recorded as it was not deemed necessary.

Fair Value of Financial Instruments

Fair value is a market-based measurement and should be determined based on the assumptions that market participants would use in pricing an asset or liability. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The three levels are defined as follows:

• Level 1- Inputs to the valuation methodology are quoted prices for identical assets or liabilities in active markets;

• Level 2- Inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument; and

• Level 3- Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

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

Results of Operations

We changed our fiscal year from August 31 to the calendar twelve months ending December 31, effective beginning with the year ended December 31, 2014.

The results discussed below are for the four-month period from September 1, 2014 through December 31, 2014 and for the twelve month period ended August 31, 2014. Except where otherwise noted, our results of continuing operations for these periods are primarily comprised of income derived from our two medical office buildings, one of which was acquired on June 5, 2014 and the other was acquired on September 19, 2014 and from acquisition related expenses derived from such purchases, as well as general and administrative expenses. Financial results prior to August 31, 2013, see Note 10 – “Discontinued Operations,” are excluded from the following discussion. As a result of these factors, we do not believe that a comparison between periods and a variance explanation related to data in our balance sheets, statements of operations and statements of cash flow would be meaningful to users.

Revenues

Total revenues for the four months ended December 31, 2014 were $596,656, which primarily consisted of $596,585 in rental revenue derived from the base rental receipts from our Omaha and Asheville facilities that were acquired in June 2014 and September 2014, respectively.

Total revenues for the twelve months ended August 31, 2014 were $380,405, which primarily consisted of $379,678 in rental revenue derived from the base rental receipts from our Omaha facility.

Management Fees

Management fees for the four months ended December 31, 2014 were $120,000 as provided for in the Management Agreement.

Management fees for the twelve months ended August 31, 2014 were $150,000 as provided for in the Management Agreement which became effective as of April 1, 2014.

General and Administrative

General and administrative expenses for the four months ended December 31, 2014 were $231,330.  This amount included $48,400 related to acquisition costs that were expensed in connection with the acquisition of the Asheville facility. The remainder of this category in the 2014 period included land lease expense from the Omaha facility, professional fees, and other general office expenses.  General and administrative expenses for the four months ended December 31, 2013 were $12,182 and consisted of general office expenses incurred during the period, prior to the acquisition of our two medical facilities.

General and administrative expenses for the twelve months ended August 31, 2014 of $454,866 primarily included $434,200 related to acquisition costs that were expensed in connection with the acquisition of the Omaha facility. The remainder of this category included general office related expenses.

Depreciation Expense

For the four months ended December 31, 2014, depreciation expense was $200,499 related to the Omaha and Asheville facilities that were acquired in June 2014 and September 2014, respectively.

For the twelve months ended August 31, 2014, depreciation expense was $129,081 related to the Omaha facility.

Interest Expense

For the four months ended December 30, 2014 interest expense of $454,697 results from interest incurred on our debt of $415,268 and the amortization of deferred financing costs in the amount of $39,429.

For the twelve months ended August 31, 2014 interest expense of $298,664 results from interest incurred on our debt of $272,221 and the amortization of deferred financing costs in the amount of $26,443.

Liquidity and Capital Resources

General

Liquidity is a measure of our ability to meet potential cash requirements, maintain our assets, fund our operations and make dividend distributions to our stockholders and other general business needs. Our liquidity, to a certain extent, is subject to general economic, financial, competitive and other factors that are beyond our control. Our near-term liquidity requirements consist primarily of purchasing our target assets, restoring and leasing properties and funding our operations.

Our long-term liquidity needs consist primarily of funds necessary to pay for the acquisition and maintenance of properties; non-recurring capital expenditures; interest and principal payments on our indebtedness discussed below; payment of quarterly dividends to our stockholders to the extent declared by our board of directors; and general and administrative expenses. The nature of our business, our aggressive growth plans and the requirement that we distribute at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gain, to our stockholders, may cause us to have substantial liquidity needs over the long-term. We will seek to satisfy our long-term liquidity needs through cash flow from operations, long-term secured and unsecured indebtedness, the issuance of debt and equity securities, property dispositions, and joint venture transactions. We have financed our operations and acquisitions to date through the funding by the majority shareholder and bank loans as discussed below. We expect to meet our operating liquidity requirements generally through cash on hand and cash provided by operations (as we acquire additional real estate assets). We anticipate that cash on hand, cash provided by operations, funding from financial institutions, and funding by our majority shareholder will be sufficient to meet our liquidity requirements for at least the next 12 months. Our assets are illiquid by their nature. Thus, a timely liquidation of assets might not be a viable source of short-term liquidity should a cash flow shortfall arise that causes a need for additional liquidity. It could be necessary to source liquidity from other financing alternatives should any such scenario arise.

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

Cash Flow Information

Net cash provided by operating activities for the four months ended December 31, 2014 was $129,184, which was primarily derived from an increase in accrued expenses over the four month period. We anticipate cash flows from operating activities to increase as we purchase additional properties and have a full year of operations.

Net cash used in investing activities for the four months ended December 31, 2014 was $2,549,550. Cash flows used in investing activities were derived primarily from funds used for the acquisition of our facility in Asheville, North Carolina. Cash flows used in investing activities are heavily dependent upon the investment in properties and real estate assets. We anticipate cash flows used in investing activities to increase as we acquire additional properties in the future.

Net cash provided by financing activities for the four months ended December 31, 2014 was $2,543,906. Cash flows provided by financing activities were derived primarily from the $1.7 million loan obtained from the Bank of North Carolina and $910,000 from the proceeds of the Convertible Debenture we issued to HFE USA, LLC, both used to fund the Asheville facility acquisition. We anticipate cash flows from financing activities to increase in the future as we raise additional funds from investors and incur debt to purchase properties.

Our continued operations and expansion are dependent upon our ability to obtain additional working capital. Although HFE USA, LLC may lend us funds or invest in our securities for our working capital needs, we have not entered into any agreement with HFE USA, LLC for any future loans or investments in our company. In the event we are unable to raise capital needed for our proposed business, we will have to seek additional financing, and no assurances can be given that such financing would be available on a timely basis, on terms that are acceptable or at all. Failure to obtain additional financing could result in delay or indefinite postponement of our proposed business which would materially adversely affect our results of operations and financial condition and threaten our financial viability.

Dividends

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

During the four months ended December 31, 2014 the Company paid total dividends to holders of its common stock of $85,200.

The amount of the dividends to our stockholders is determined by our board of directors and is dependent on a number of factors, including funds available for payment of dividends, our financial condition, capital expenditure requirements and annual dividend amount of offering proceeds that may be used to fund dividends, except that, in accordance with our organizational documents and Maryland law, we may not make dividend distributions that would: (i) cause us to be unable to pay our debts as they become due in the usual course of business; (ii) cause our total assets to be less than the sum of our total liabilities plus senior liquidation preferences; or (iii) jeopardize our ability to maintain our qualification as a REIT.

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

Inflation

We expect to be exposed to inflation risk as income from future long-term leases will be the primary source of our cash flows from operations. We expect there to be provisions in the majority of our tenant leases that will protect us from the impact of inflation. These provisions will include negotiated rental increases, reimbursement billings for operating expense pass-through charges, and real estate tax and insurance reimbursements on a per square foot allowance. However, due to the long-term nature of the anticipated leases, among other factors, the leases may not re-set frequently enough to off-set the impact of inflation.

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Global Medical REIT Inc.

Bethesda, MD

We have audited the accompanying balance sheets of Global Medical REIT, Inc. (the “Company”) as of December 31, 2014 and August 31, 2014, and the related statements of operations, stockholders’ equity and cash flows for the period from September 1, 2014 through December 31, 2014 and the periods from September 1, 2013 through August 31, 2014 and September 1, 2012 through August 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Global Medical REIT, Inc. as of December 31, 2014 and August 31, 2014 and the results of their operations and their cash flows for the period from September 1, 2014 through December 31, 2014 and the periods from September 1, 2013 through August 31, 2014 and September 1, 2012 through August 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

/s/ MaloneBailey, LLP

MALONEBAILEY, LLP

www.malonebailey.com

Houston, Texas

March 18, 2015

GLOBAL MEDICAL REIT INC.

Balance Sheets

	As of
	December 31,	August 31,
	2014	2014
Assets

Investment in real estate:
Building and improvements	$24,373,762	$21,867,065
Less: accumulated depreciation	(329,580)	(129,081)
Investment in real estate, net	24,044,182	21,737,984
Cash	286,525	162,985
Accounts receivable	2,793	-
Escrow deposits	14,877	14,940
Prepaid expense	-	19,307
Deferred financing costs, net	291,691	309,543
Total assets	$24,640,068	$22,244,759

Liabilities and Shareholders’ Equity

Liabilities:
Accrued expenses	$338,764	$176,153
Due to related party, net	330,768	213,000
Convertible debenture, due to majority shareholder	5,446,102	4,536,102
Note payable to majority shareholder	38,195	38,195
Notes payable	16,760,000	15,060,000
Total liabilities	22,913,829	20,023,450
Shareholders' equity:
Preferred stock, $0.001 par value, 100,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock $0.001 par value, 500,000,000 and 100,000,000 shares authorized at December 31, 2014 and August 31, 2014, respectively; 250,000 shares issued and outstanding at December 31, 2014 and August 31, 2014, respectively	250	250
Additional paid-in capital	3,011,790	3,011,790
Accumulated deficit	(1,285,801)	(790,731)
Total shareholders' equity	1,726,239	2,221,309
Total liabilities and shareholders' equity	$24,640,068	$22,244,759

The accompanying notes are an integral part of these financial statements.

GLOBAL MEDICAL REIT INC.

Statements of Operations

	Four Months Ended		Twelve Months Ended
	December 31,		August 31,
	2014	2013	2014	2013
		(unaudited)
Revenue
Rental revenue	$596,585	$-	$379,678	$-
Other income	71	-	727	-
Total revenue	596,656	-	380,405	-

Expenses
Management fees	120,000	-	150,000	-
General and administrative	231,330	12,182	454,866	-
Depreciation expense	200,499	-	129,081	-
Interest expense	454,697	-	298,664	-
Total expenses	1,006,526	12,182	1,032,611	-
Loss from continuing operations	(409,870)	(12,182)	(652,206)	-
Loss from discontinued operations	-	-	-	(45,338)
Net loss	$(409,870)	$(12,182)	$(652,206)	$(45,338)

Net loss per share – Basic and Diluted
Continuing operations	$(1.64)	$(0.61)	$(13.49)	$-
Discontinued operations	-	-	-	(2.32)
Net loss per share – Basic and Diluted	$(1.64)	$(0.61)	$(13.49)	$(2.32)

Weighted average shares outstanding – Basic and Diluted	250,000	20,000	48,356	19,572

The accompanying notes are an integral part of these financial statements.

GLOBAL MEDICAL REIT INC.

Statements of Shareholders’ Equity

	Common Stock		Additional
			Paid-in	Accumulated
	Shares	$ Amount	Capital	Deficit	Total

Balances, August 31, 2012	13,750	$ 14	$ 54,986	$ (50,567)	$ 4,433

Net loss	-	-	-	(45,338)	(45,338)

Common shares issued for cash	6,250	6	24,994	-	25,000

Balances, August 31, 2013	20,000	20	79,980	(95,905)	(15,905)

Net loss	-	-	-	(652,206)	(652,206)

Common shares issued upon conversion of debt	230,000	230	2,931,810	-	2,932,040

Dividends to shareholders	-	-	-	(42,620)	(42,620)

Balances, August 31, 2014	250,000	250	3,011,790	(790,731)	2,221,309

Net loss	-	-	-	(409,870)	(409,870)

Dividends to shareholders	-	-	-	(85,200)	(85,200)

Balances, December 31, 2014	250,000	$ 250	$ 3,011,790	$ (1,285,801)	$ 1,726,239

The accompanying notes are an integral part of these financial statements.

GLOBAL MEDICAL REIT INC.

Statements of Cash Flows

	Four Months Ended		Twelve Months Ended
	December 31,		August 31,
	2014	2013	2014	2013
		(unaudited)
Operating activities
Net loss	$(409,870)	$(12,182)	$(652,206)	$(45,338)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation expense	200,499	-	129,081	-
Amortization of deferred financing costs	39,429	-	26,443	-
Changes in operating assets and liabilities:
Accounts receivable	(2,793)	-	-	-
Prepaid expense	19,307	-	(19,307)	-
Accrued expenses	162,612	6,615	157,109	11,544
Accrued management fees due to related party	120,000	-	150,000	-
Net cash provided by (used in) operating activities	129,184	(5,567)	(208,880)	(33,794)

Investing activities
Escrow deposits for purchase of properties	62	-	(14,940)	-
Loans to related party	(42,915)	-	-	-
Purchase of buildings and improvements	(2,506,697)	-	(21,867,065)	-
Net cash used in investing activities	(2,549,550)	-	(21,882,005)	-

Financing activities
Loans from related party	40,683	5,514	62,620	-
Proceeds from issuance of common shares	-	-	-	25,000
Proceeds from convertible debenture to majority shareholder	910,000	-	7,468,142	-
Proceeds from note payable to majority shareholder	-	-	345,053	-
Payment on note payable to former shareholder	-	-	(306,858)	-
Proceeds from notes payable	1,700,000	-	15,060,000	-
Payment of deferred financing costs	(21,577)	-	(335,986)	-
Dividends paid to shareholders	(85,200)	-	(42,620)	-
Net cash provided by financing activities	2,543,906	5,514	22,250,351	25,000

Net increase (decrease) in cash and cash equivalents	123,540	(53)	159,466	(8,794)
Cash and cash equivalents—beginning of period	162,985	3,519	3,519	12,313
Cash and cash equivalents—end of period	$286,525	$3,466	$162,985	$3,519

Supplemental cash flow information:
Cash payments for interest	$270,778	$-	$117,079	$-

Noncash financing and investing activities:
Notes payable to majority shareholder converted to equity	$-	$-	$2,932,040	$-

The accompanying notes are an integral part of these financial statements.

GLOBAL MEDICAL REIT INC.

Notes to Financial Statements

Note 1 – Organization

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

Heng Fai owns HFE USA, LLC, our majority shareholder.  As of December 31, 2014, HFE USA, LLC owns an aggregate of 248,825 (or 99.5%) of the Company’s outstanding common stock.

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

Effective November 7, 2014, the Company amended its articles of incorporation to increase the number of authorized shares of common stock, $0.001 par value (the “our common stock”) from 100,000,000 to 500,000,000 and effected a reverse stock split of the outstanding shares of its common stock at the ratio of 1-for-400 (the “Reverse Stock Split”). All references to shares of the Company’s common stock in this transitional report on Form 10-KT refers to the number of shares of common stock after giving effect to the Reverse Stock Split (unless otherwise indicated).

We changed our fiscal year from August 31 to the calendar twelve months ending December 31, effective beginning with the year ended December 31, 2014.  As a result our current fiscal period was shortened from twelve months to a four-month transition period that ended on December 31, 2014.  In connection with our change in reporting period we reported our first quarter results as the three months ended November 30, 2014, under our previous fiscal reporting timing. This change in fiscal year is required based upon our intention to qualify and be taxed as a real estate investment trust (“REIT”) for federal income tax purposes.

Note 2 – Summary of Significant Accounting Policies

Use of Estimates

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

Purchase of Real Estate

Transactions in which real estate assets are purchased that are not subject to an existing significant lease or are attached or related to a major healthcare provider are treated as asset acquisitions, and as such are recorded at their purchase price, including acquisition fees, which is allocated to land and building based upon their relative fair values at the date of acquisition. Investment properties that are acquired either subject to a significant existing lease or as part of a portfolio level transaction with significant leasing activity are treated as a business combination under Accounting Standards Codification (“ASC”) Topic 805, Business Combinations, and as such are recorded at fair value, allocated to land, building and the existing lease, if applicable, based upon their fair values at the date of acquisition, with acquisition fees and other costs expensed as incurred. Fair value is determined based on ASC Topic 820, Fair Value Measurements and Disclosures, primarily based on unobservable data inputs. In making estimates of fair values for purposes of allocating the purchase price of individually acquired properties, the Company utilizes its own market knowledge and published market data. In this regard, the Company also utilizes information obtained from county tax assessment records to assist in the determination of the fair value of the land and building. The Company utilizes market comparable transactions such as price per square foot to assist in the determination of fair value for purposes of allocating the purchase price of properties acquired as part of portfolio level transactions. The value of acquired leases, if applicable, is estimated based upon the costs we would have incurred to lease the property under similar terms.

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

Escrow Deposits

Escrow deposits include refundable and non-refundable cash earnest money deposits for the purchase of properties including advances from HFE USA, LLC. In addition, escrow deposits may include amounts paid for properties in certain states which require a judicial order when the risk and rewards of ownership of the property are transferred and the purchase is finalized.

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

The Company maintains an allowance for doubtful accounts, including an allowance for operating lease straight-line rent receivables, for estimated losses resulting from tenant defaults or the inability of tenants to make contractual rent and tenant recovery payments. The Company monitors the liquidity and creditworthiness of its tenants and operators on a continuous basis. This evaluation considers industry and economic conditions, property performance, credit enhancements and other factors. For operating lease straight-line rent amounts, the Company's assessment is based on amounts estimated to be recoverable over the term of the lease. As of December 31, 2014, there was no allowance for doubtful accounts.

Deferred Financing Costs

Deferred financing costs include amounts paid to lenders and others to obtain financing and are amortized to interest expense on a straight-line basis over the term of the related loan which approximates the effective interest method.

Segment Reporting

ASC Topic 280, “Segment Reporting,” establishes standards for reporting financial and descriptive information about a public entity's reportable segments. The Company has determined that they have one reportable segment, with activities related to investing in medical office buildings. Their investments in real estate are in the same geographic region and management evaluates operating performance on an individual asset level.

Fair Value of Financial Instruments

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

Reclassifications

The Company reclassified the presentation of its four months ended December 31, 2013 (unaudited) and twelve months ended August 31, 2014 Statements of Cash Flows related to amounts due to related parties in order to be consistent with the presentation used for the current four months ended December 31, 2014. The current presentation includes accrued management fee expense as an “Operating Activity,” loans made to related parties as an “Investing Activity,” and loans received from related parties as a “Financing Activity.”

Note 3 – Property Acquisitions

On June 5, 2014, the Company completed the acquisition of a 56-bed long term acute care hospital located at 1870 S 75th Street, Omaha, Nebraska for approximately $21.7 million (approximately $21.9 million after including legal fees). The Omaha facility is operated by Select Specialty Hospital – Omaha, Inc. pursuant to a sublease which expires in 2023, with sub lessee options to renew up to 60 years (the “operating lease”). The real property where the Omaha facility and other improvements are located are subject to a land lease with Catholic Health Initiatives, a Colorado nonprofit corporation (the “land lease”). The land lease initially was to expire in 2023 with sub lessee options to renew up to 60 years.  However, as of December 31, 2014, the Company exercised two five-year lease renewal options and therefore the land lease currently expires in 2033, subject to future renewal options by the Company.  In connection with the acquisition of the Omaha facility in June 2014, the Company borrowed $15.06 million from Capital One, National Association.

On September 19, 2014, the Company acquired an approximately 8,840 square foot medical office building known as the Orthopedic Surgery Center, located in Asheville, North Carolina for approximately $2.5 million. The Asheville facility is subject to an operating lease which expires in 2017, with lease options to renew up to five years.  The property is owned fee simple.  In connection with the acquisition of the Asheville facility, the Company borrowed $1.7 million from the Bank of North Carolina and funded the remainder of the purchase price with the proceeds from a convertible debenture (the “Convertible Debenture”) it issued to HFE USA, LLC in the principal amount of $910,000 and with the Company’s existing cash.  Interest on the borrowings from the Bank of North Carolina is fixed at 4.75% for the term of the loan, which is due in full, including all accrued and unpaid interest on February 15, 2017. The Convertible Debenture bears interest at 8.0% per annum, payable monthly in arrears, and all unpaid interest and principal is due on September 9, 2015.

Note 4 – Notes Payable Related to Acquisitions

Omaha Note Payable

In order to finance a portion of the purchase price for the Omaha facility, on June 5, 2014 the Company entered into a Term Loan and Security Agreement with Capital One, National Association (the “Lender”) to borrower $15.06 million (the “Loan”). The Loan bears interest at 4.91% per annum and all unpaid interest and principal is due on June 5, 2017 (the “Maturity Date”). Interest is paid in arrears and payments began on August 1, 2014, and are due on the first day of each calendar month thereafter. Principal payments begin on January 1, 2015 and are due on the first day of each calendar month thereafter based on an amortization schedule with the principal balance due on the Maturity Date. Interest expense on the loan was $252,644 for the four months ended December 31, 2014. The Loan may not be prepaid in whole or in part prior to June 5, 2016, thereafter, the Company, at its option, may prepay the Loan at any time, in whole (but not in part) on at least 30 calendar days’, but not more than 60 calendar days’, advance written notice. The prepayment amount will be equal to the outstanding principal balance of the Loan, any accrued and unpaid interest and all other fees, expenses and obligations including an Early Termination Fee of $301,200.  At closing the Company paid the Lender a non-refundable commitment fee of $150,600, which is included in total deferred financing costs of $335,986 that were capitalized during the twelve months ended August 31, 2014, as part of this financing.  Refer to the “Deferred Financing Costs” section below for additional details.

As of December 31, 2014, scheduled principal payments due each subsequent year listed below are as follows:

2015	$311,536
2016	325,323
2017	14,423,141
Total Payments	$15,060,000

Asheville Note Payable

In order to finance a portion of the purchase price of the Asheville facility, on September 15, 2014 the Company entered into a Promissory Note with the Bank of North Carolina to borrow $1.7 million.  The note bears interest on the outstanding principal balance at the simple, fixed interest rate of 4.75% per annum and all unpaid principal and interest is due on February 15, 2017.  Commencing on October 15, 2014, the Company will make on the 15th of each calendar month until and including March 15, 2015, monthly payments consisting of interest only.  Thereafter, commencing on April 15, 2015, the outstanding principal and accrued interest shall be payable in monthly amortizing payments of $10,986 each on the 15th day of each calendar month, until and including January 15, 2017.  Interest expense on the note was $20,188 for the four months ended December 31, 2014.  This note may be prepaid in part or in full at any time and no prepayment penalty will be assessed with respect to any amounts prepaid.  At closing, the Company paid a loan origination fee of $17,000, which is included in total deferred financing costs of $21,577 that were capitalized during the four months ended December 31, 2014, as part of this financing.  Refer to the “Deferred Financing Costs” section below for additional details.

As of December 31, 2014, scheduled principal payments due each subsequent year listed below are as follows:

2015	$37,791
2016	52,714
2017	1,609,495
Total Payments	$1,700,000

Deferred Financing Costs

During the four months ended December 31, 2014, the Company recorded $21,577 in deferred financing costs related to the Asheville loan.  During the twelve months ended August 31, 2014, the Company recorded $335,986 in deferred financing costs related to the Omaha loan.  Accumulated amortization as of December 31, 2014 and August 31, 2014 was $65,872 and $26,443, respectively.  Accordingly, net deferred financing costs on the accompanying Balance Sheets as of December 31, 2014 and August 31, 2014 were $291,691 and $309,543, respectively.  Amortization expense related to the deferred financing costs for the four months ended December 31, 2014 and twelve months ended August 31, 2014 were $39,429 and 26,443, respectively, and are included in the “Interest Expense” line item in the accompanying Statements of Operations.

Note 5 – Shareholders’ Equity

Preferred Stock

The Company’s charter authorizes the issuance of 100,000,000 shares of preferred stock, par value $0.001 per share. As of December 31, 2014 and August 31, 2014, no shares of preferred stock were issued and outstanding.

Common Stock

On December 10, 2013, in connection with Heng Fai’s acquisition of Scoop Media, Heng Fai purchased 6,250 common shares of Scoop Media from various parties for $25,000.

On July 17, 2014, HFE USA, LLC converted $2,932,040 of the principal and accrued interest under the Convertible Debenture into 230,000 shares of our unregistered common stock.

Effective November 7, 2014, the Company amended its articles of incorporation to increase the number of authorized shares of common stock, $0.001 par value (the “common stock”), from 100,000,000 to 500,000,000 and effected a reverse stock split of the outstanding shares of its common stock at the ratio of 1-for-400 (the “Reverse Stock Split”). As of December 31, 2014 and August 31, 2014, there were 250,000 outstanding common shares. All references to shares of the Company’s common stock in this transitional report on Form 10-KT refers to the number of shares of common stock after giving effect to the Reverse Stock Split (unless otherwise indicated).

During the twelve months ended August 31, 2014 the Company paid total dividends to holders of its common stock of $42,620.

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

During the four months ended December 31, 2014 the Company paid total dividends to holders of its common stock of $85,200.

Note 6 – Related Party Transactions

Allocated General and Administrative Expenses

In the future, the Company may receive an allocation of general and administrative expenses from the Manager that are either clearly applicable to or were reasonably allocated to the operations of the properties. There were no allocated general and administrative expenses from the Manager for the four months ended December 31, 2014.

Convertible Debenture

As discussed in Note 3 – “Property Acquisitions,” during the four months ended December 31, 2014, HFE USA, LLC loaned the Company $910,000 to finance a portion of the Asheville facility purchase price and pay closing costs.  Additionally, during the twelve months ended August 31, 2014, HFE USA, LLC loaned the Company $7,468,142 to assist in the acquisition of the Omaha facility and pay closing costs. The loans are classified as the Convertible Debenture totaling $8,378,142.  The Convertible Debenture is unsecured, bears interest at 8.0% per annum, payable monthly in arrears, and all unpaid interest and principal is due on September 9, 2015.  Interest is paid annually in arrears and is due on the last day of each calendar month thereafter. The Company may prepay the note at any time, in whole or in part.  HFE USA, LLC may elect to convert all or a portion of the outstanding principal amount of the note into shares of common stock in an amount equal to the principal amount of the note, together with accrued but unpaid interest, divided by $12.748.

 On July 17, 2014, HFE USA, LLC converted $2,932,040 of the principal and accrued interest under the Convertible Debenture into 230,000 shares of our unregistered common stock. Shares of our unregistered common stock issuable to HFE USA, LLC under the Convertible Debenture are subject to customary anti-dilution rights in the event of stock splits, stock dividends and similar corporate events.

As of December 31, 2014 and August 31, 2014, the outstanding principal balance of the Convertible Debenture was $5,446,102 and 4,536,102, respectively.  Interest expense on the Convertible Debenture was $142,436 and $91,468 for the four months ended December 31, 2014 and the twelve months ended August 31, 2014, respectively.

The Company analyzed the conversion option in the Convertible Debenture for derivative accounting treatment under ASC Topic 815, “Derivatives and Hedging,” and determined that the instrument does not qualify for derivative accounting. The Company therefore performed an analysis to determine if the conversion option was subject to a beneficial conversion feature and determined that the instrument does not have a beneficial conversion feature.

Note Payable to Majority Shareholder

During the fiscal year ended August 31, 2014, HFE USA, LLC loaned $345,053 to the Company for general corporate purposes, of which the Company repaid $306,858 during that fiscal year.  As of December 31, 2014 and August 31, 2014, the note payable balance was $38,195.  The note payable is unsecured, due on demand, and non-interest bearing.

Due to Related Party, Net

As of December 31, 2014, the Company had a net related party payable balance of $330,768 that reflected $270,000 owed to the Manager by the Company for cumulative incurred but unpaid management fees and $103,683 for funds loaned to the Company by the Manager to be used by the Company for general corporate purposes.  These amounts are recorded net of $42,915 that the Manager owes the Company for funds paid by the Company related to the Asheville facility acquisition.  The net due to related party balance at August 31, 2014 was $213,000.

Management Agreement

On November 10, 2014, the Company entered into a Management Agreement, with an effective date of April 1, 2014, with Inter-American Management, LLC (the “Manager”), a Delaware limited liability company and an affiliate of the Company.  Under the terms of the Management Agreement, the Manager is responsible for designing and implementing our business strategy and administering our business activities and day-to-day operations. For performing these services, the Company will pay the Manager 8% of rental revenue for property management services and a base management fee equal to the greater of (a) 2.0% per annum of the Company’s net asset value (the value of the Company’s assets less the value of the Company’s liabilities), or (b) $30,000 per calendar month.  For the four months ended December 31, 2014 and the twelve months ended August 31, 2014, management fees of $120,000 and $150,000, respectively (since April 1, 2014), were incurred and expensed by the Company, due to the Manager, and remain unpaid as of December 31, 2014 and August 31, 2014. Additionally, during the four months ended December 31, 2014 and the twelve months ended August 31, 2014, the Company expensed $48,400 and $434,200, respectively, that was paid to the Manager related to the acquisition of the Asheville facility in September 2014 and the Omaha facility in June 2014, respectively.  This expense is included in the “General and Administrative Expense” line item in the accompanying Statements of Operations.

Note 7 – Rental Revenue

The aggregate annual minimum cash to be received by the Company on the noncancelable operating leases related to the Omaha and Asheville facilities, in effect as of December 31, 2014, are as follows for the subsequent years listed below.

2015	$1,783,426
2016	1,836,929
2017	1,873,915
2018	1,711,177
2019	1,762,512
Thereafter	6,472,544
Total Receipts	$15,440,503

Note 8 – Omaha Land Lease Rent Expense

The Omaha facility land lease initially was to expire in 2023 with options to renew up to 60 years.  However, as of December 31, 2014, the Company exercised two five-year lease renewal options and therefore the land lease currently expires in 2033, subject to future renewal options by the Company.  Under the terms of the land lease, annual rents increase 12.5% every fifth anniversary of the lease. The initial land lease increase will occur in April 2017. During the four months ended December 31, 2014 and the twelve months ended August 31, 2014 the Company expensed $44,908 and $4,277 related to this lease.  The aggregate minimum cash payments to be made by the Company on the non-cancelable Omaha facility related land lease in effect as of December 31, 2014, are as follows for the subsequent years listed below.

2015	$59,876
2016	59,876
2017	65,493
2018	67,365
2019	67,365
Thereafter	1,083,899
Total Payments	$1,403,874

Note 9 - Commitments And Contingencies

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

Note 10 – Discontinued Operations

Prior to September 30, 2013 the Company was seeking to develop an Internet dating, review, and information website. As discussed in Note 1 – “Organization” the Company’s current business strategy is to focus on the acquisition and management of properties and real estate assets.

There were no balance sheet amounts related to discontinued operations as of December 31, 2014 or August 31, 2014 and no discontinued operating results during any period reported herein other than the twelve months ended August 31, 2013, as presented below:

Twelve Months Ended August 31, 2013

General and administrative expenses	$45,338

Loss from discontinued operations	$45,338

Note 11 – Income Taxes

For the 2015 tax year, the Company is planning to elect and qualify as a REIT under the Internal Revenue Code.  To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement that the Company distribute at least 90% of its adjusted taxable income to its stockholders.  It is management’s current intention to adhere to these requirements and be eligible to be a REIT for the year ended December 31, 2015.  As a REIT, the Company generally will not be subject to corporate level federal income tax on taxable income currently distributed to stockholders.  If the Company fails to qualify as a REIT for the 2015 tax year, it will be subject to federal and state income taxes at corporate tax rates.  Even if the Company qualifies to be taxed as a REIT for 2015, it may be subject to federal and state taxes on any undistributed taxable income.  For the 2015 tax year, the Company intends to distribute all of its taxable income; therefore, no provision for federal or state income taxes has been recorded in the financial statements.

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has incurred a net operating loss of approximately $540,000, as of December 31 2014, which begins expiring in 2028. The Company has adopted ASC Topic 740, “Accounting for Income Taxes,” as of its inception. Pursuant to ASC Topic 740, the Company is required to compute tax asset benefits for non-capital losses carried forward. The potential benefit of the net operating loss has not been recognized in these financial statements because it cannot be assured it is more likely than not it will utilize the loss carried forward in future years.

Significant components of the deferred tax assets and liabilities as of December 31, 2014 and August 31, 2014, after applying enacted corporate income tax rates, are as follows:

	December 31, 2014	August 31, 2104
Deferred income tax asset:
Net operating loss carry forward	$184,000	$181,970
Valuation allowance	(184,000)	(181,970)
Net deferred tax asset	$-	$-

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

The Company follows ASC Topic 740 to recognize, measure, present and disclose in our consolidated financial statements uncertain tax positions that it has taken or expects to take on a tax return.  As of December 31, 2014 and August 31, 2014, the Company did not have any liabilities for uncertain tax positions that it believes should be recognized in its financial statements. The Company is not subject and has not been subject to any federal or state income tax examinations.

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

None.

ITEM 9A.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act that are designed to ensure that information required to be disclosed in our reports filed with or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to management, including the principal executive and financial officer, as appropriate to allow timely decisions regarding required disclosures.  Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2014. Based on that evaluation solely as a result of the material weakness in our internal control over financial reporting identified below, our principal executive officer and principal financial officer concluded that, as of December 31, 2014, the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act (a) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (b) is accumulated and communicated to the Company’s management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

Under the supervision of management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission published in 1992 and subsequent guidance prepared by the Commission specifically for smaller public companies. Based on that evaluation, due to the material weakness described above, our management concluded that our internal controls over financial reporting were not effective as of December 31, 2014.

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

This Transition Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Transition Report on Form 10-K.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act that occurred during our most recent transition period that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Mr. Fai H. Chan has restructured over 35 companies in different industries and countries in the past 40 years. In April 2013, Mr. Chan invested in Singapore eDevelopment Limited (formerly known as CCM Group Limited) (“SeD”) (http://www.sed.com.sg), a company listed on the Singapore Exchange, and was appointed its Non-Executive Director to assist its business and capital restructuring. With Mr. Chan’s participation in the capital restructuring, the market capitalization of SeD was increased from approximately S$8.3 million to S$25 million within three months. In April 2014 Mr. Fai Chan was redesignated to be the Chief Executive Officer of SeD.  In July 2013, Holista Colltech Ltd (“Holista”) (http://www.holistaco.com), a bio-technology company listed on the Australian Stock Exchange, announced it had appointed Mr. Fai Chan as its Non-Executive Director, a role which will allow the company to tap his vast business and corporate experience. The appointment follows the subscription of Heng Fai Business Development Pte Ltd, a Singapore-based company controlled by Mr. Fai Chan. Mr. Fai Chan is the father of Mr. Tong Wan Chan.

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

None of our directors is an “audit committee financial expert” within the meaning of Item 401(e) of Regulation S-K. In general, an “audit committee financial expert” is an individual member of the audit committee or Board of Directors who:

●	understands generally U.S. GAAP and financial statements,

●	is able to assess the general application of such principles in connection with accounting for estimates, accruals and reserves,

●	has experience preparing, auditing, analyzing or evaluating financial statements comparable to the breadth and complexity to our financial statements,

●	understands internal controls over financial reporting, and

●	understands audit committee functions.

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

Code of Business Conduct and Ethics

We currently do not have a Code of Business Conduct and Ethics.  We intend to adopt a code of ethics during the fiscal year ending December 31, 2015.

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

Common Stock

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (1)
David A. Young, Chief Executive Officer and Director	-	-
Donald McClure, Chief Financial Officer(2)	-	-
Conn Flanigan, Secretary and Director(3)	-	-
Fai H. Chan, Director(4)	604,654	99.81%
Tong Wan Chan, Director(5)	604,654	-
Jeffery Busch, Director(6)	-	-
All officers and directors as a group (six persons)	604,654	99.81%

HFE USA, LLC (“HFE USA, LLC”)(4)	604,654	99.81%

(1) Based on 605,829 shares of common stock outstanding.

(2) Mr. McClure was appointed as Chief Financial Officer on September 30, 2014.

(3) Mr. Flanigan resigned as Chief Executive Officer on February 5, 2014, and resigned as Chief Financial Officer on September 30, 2014.

(4) The amount beneficially owned by Mr. Fai Chan consists of 248,825 shares owned by HFE USA, LLC and 355,829 shares issuable to HFE USA, LLC pursuant to a convertible debenture. Mr. Chan has voting and dispositive control over securities held by HFE USA, LLC, whose address is 24/F Wyndham Place, 40-44 Wyndham Street, Central, Hong Kong, PRC.

(5)  Mr. Tong Wan Chan was appointed as a Director on September 30, 2014. Also, Mr. Tong Wan Chan is the son of Mr. Fai H. Chan.  Mr. Tong Wan Chan is the Managing Director of Heng Fai Enterprises, the owner of HFE USA, LLC and has voting and dispositive control over securities held by HFE USA, LLC.

(6)  Mr. Busch was appointed as a Director on September 30, 2014.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Allocated General and Administrative Expenses

In the future, the Company may receive an allocation of general and administrative expenses from the Manager that are either clearly applicable to or were reasonably allocated to the operations of the properties. There were no allocated general and administrative expenses from the Manager for the four months ended December 31, 2014.

Convertible Debenture

During the four months ended December 31, 2014, HFE USA, LLC loaned the Company $910,000 to finance a portion of the Asheville facility purchase price and pay closing costs.  Additionally, during the twelve months ended August 31, 2014, HFE USA, LLC loaned the Company $7,468,142 to assist in the acquisition of the Omaha facility and pay closing costs. The loans are classified as a convertible debenture (the “Convertible Debenture”) totaling $8,378,142.  The Convertible Debenture bears interest at 8.0% per annum, payable monthly in arrears, and all unpaid interest and principal is due on September 9, 2015.  Interest is paid annually in arrears and is due on the last day of each calendar month thereafter. The Company may prepay the note at any time, in whole or in part.  HFE USA, LLC may elect to convert all or a portion of the outstanding principal amount of the note into shares of common stock in an amount equal to the principal amount of the note, together with accrued but unpaid interest, divided by $12.748.

 On July 17, 2014, HFE USA, LLC converted $2,932,040 of the principal and accrued interest under the Convertible Debenture into 230,000 shares of our unregistered common stock. Shares of our unregistered common stock issuable to HFE USA, LLC under the Convertible Debenture are subject to customary anti-dilution rights in the event of stock splits, stock dividends and similar corporate events.

Accordingly, as of December 31, 2014, the outstanding principal balance of the Convertible Debenture was $5,446,102.  Interest expense on the Convertible Debenture was $142,436 for the four months ended December 31, 2014.

Note Payable to Majority Shareholder

During the fiscal year ended August 31, 2014, HFE USA, LLC loaned $345,053 to the Company for general corporate purposes, of which the Company repaid $306,858 during that fiscal year.  As of December 31, 2014 and August 31, 2014, the notes payable balance was $38,195.

Due to Related Party, Net

As of December 31, 2014, the Company had a net related party payable balance of $330,768 that reflected $270,000 owed to the Manager by the Company for cumulative incurred but unpaid management fees and $103,683 for funds loaned to the Company by the Manager to be used by the Company for general corporate purposes.  These amounts are recorded net of $42,915 that the Manager owes the Company for funds paid by the Company related to the Asheville facility acquisition.  The net due to related party balance at August 31, 2014 was $213,000.

Management Agreement

On November 10, 2014, the Company entered into a Management Agreement, with an effective date of April 1, 2014, with Inter-American Management, LLC (the “Manager”), a Delaware limited liability company and an affiliate of the Company.  Under the terms of the Management Agreement, the Manager is responsible for designing and implementing our business strategy and administering our business activities and day-to-day operations. For performing these services, the Company will pay the Manager 8% of rental revenue for property management services and a base management fee equal to the greater of (a) 2.0% per annum of the Company’s net asset value (the value of the Company’s assets less the value of the Company’s liabilities), or (b) $30,000 per calendar month.  For the four months ended December 31, 2014 and the twelve months ended August 31, 2014, management fees of $120,000 and $150,000, respectively (since April 1, 2014), were incurred and expensed by the Company, due to the Manager, and remain unpaid as of December 31, 2014 and August 31, 2014. Additionally, during the four months ended December 31, 2014 and the twelve months ended August 31, 2014, the Company expensed $48,400 and $434,200, respectively, that was paid to the Manager related to the acquisition of the Asheville facility in September 2014 and the Omaha facility in June 2014, respectively.  This expense is included in the “General and Administrative Expense” line item in the accompanying Statements of Operations. For additional information regarding our Management Agreement refer to our Annual Report on Form 10-K that was filed for the fiscal year ended August 31, 2014.

ITEM 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table shows the fees that were billed for the audit and other services provided by Malone Bailey, LLP for the four months ended December 31, 2014, the twelve months ended August 31, 2014, and the twelve months ended August 31, 2013.

	Four Months Ended December 31, 2014	Twelve Months Ended August 31, 2014	Twelve Months Ended August 31, 2013

Audit fees	$15,000	$25,000	$4,500
Audit-related fees	-	-	-
Tax fees	-	-	-
All other fees	-	10,000	-
Total	$15,000	$35,000	$4,500

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

10.4*	Convertible Demand Promissory Note between Global Medical REIT Inc. and HFE USA, LLC dated September 10, 2014 for $860,000.

10.5*	Convertible Demand Promissory Note between Global Medical REIT Inc. and HFE USA, LLC dated September 10, 2014 for $50,000.

31.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS **	XBRL Instance Document
101.SCH **	XBRL Taxonomy Schema
101.CAL **	XBRL Taxonomy Calculation Linkbase
101.DEF **	XBRL Taxonomy Definition Linkbase
101.LAB **	XBRL Taxonomy Label Linkbase
101.PRE **	XBRL Taxonomy Presentation Linkbase

+ Management contract or compensatory plan or arrangement.

* Filed herewith

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of this Transition Report on Form 10-K for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Global Medical REIT Inc.

Dated: March 20, 2015	By:	/s/ David A. Young
David A. Young
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the date indicated.

Signature	Title	Date

/s/ David A. Young
David A. Young	Chief Executive Officer (Principal Executive Officer) and Director	March 20, 2015

/s/ Donald McClure
Donald McClure	Chief Financial Officer (Principal Financial and Accounting Officer)	March 20, 2015

/s/ Conn Flanigan
Conn Flanigan	Secretary and Director	March 20, 2015

/s/ Jeffrey Busch
Jeffrey Busch	Director	March 20, 2015

/s/ Fai H. Chan
Fai H. Chan	Director	March 20, 2015

/s/ Tong Wan Chan
Tong Wan Chan	Director	March 20, 2015