Form 10-Q
period 2015-03-31
Global Medical REIT Inc.
filed 2015-05-01
CIK 1533615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

  X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________.

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

Yes  X   No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes  X   No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes       No  X

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding May 1, 2015
Common Stock, $0.001 par value per share	250,000

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

GLOBAL MEDICAL REIT INC.

Balance Sheets

	As of
	March 31,	December 31,
	2015	2014
	(unaudited)
Assets

Investment in real estate:
Building and improvements	$24,373,762	$24,373,762
Less: accumulated depreciation	(481,916)	(329,580)
Investment in real estate, net	23,891,846	24,044,182
Cash and cash equivalents	369,105	301,402
Accounts receivable	403	2,793
Deferred financing costs, net	261,894	291,691
Total assets	$24,523,248	$24,640,068

Liabilities and Shareholders’ Equity

Liabilities:
Accounts payable and accrued expenses	$113,361	$338,764
Due to related party, net	420,768	330,768
Convertible debenture, due to majority shareholder	5,446,102	5,446,102
Notes payable to majority shareholder	388,195	38,195
Notes payable	16,681,030	16,760,000
Total liabilities	23,049,456	22,913,829
Shareholders' equity:
Preferred stock, $0.001 par value, 100,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock $0.001 par value, 500,000,000 shares authorized at March 31, 2015 and December 31, 2014, respectively; 250,000 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	250	250
Additional paid-in capital	3,011,790	3,011,790
Accumulated deficit	(1,538,248)	(1,285,801)
Total shareholders' equity	1,473,792	1,726,239
Total liabilities and shareholders' equity	$24,523,248	$24,640,068

The accompanying notes are an integral part of these unaudited financial statements.

GLOBAL MEDICAL REIT INC.

Statements of Operations

(unaudited)

	Three Months Ended March 31,
	2015	2014

Revenue
Rental revenue	$454,638	$-
Other income	7,500	-
Total revenue	462,138	-

Expenses
Management fees	90,000	-
General and administrative	64,307	11,427
Depreciation expense	152,336	-
Interest expense	344,042	-
Total expenses	650,685	11,427
Net loss	$(188,547)	$(11,427)

Net loss per share – Basic and Diluted	$(0.75)	$(0.57)

Weighted average shares outstanding – Basic and Diluted	250,000	20,000

The accompanying notes are an integral part of these unaudited financial statements.

GLOBAL MEDICAL REIT INC.

Statements of Cash Flows

(unaudited)

	Three Months Ended March 31,
	2015	2014
Operating activities
Net loss	$(188,547)	$(11,427)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	152,336	-
Amortization of deferred financing costs	29,797	-
Changes in operating assets and liabilities:
Accounts receivable	2,390	-
Prepaid expense	-	(3,632)
Accounts payable and accrued expenses	(225,403)	(937)
Accrued management fees due to related party	90,000	-
Net cash used in operating activities	(139,427)	(15,996)

Financing activities
Loans from related party	-	15,963
Proceeds from notes payable to majority shareholder	350,000	-
Principal payments on notes payable	(78,970)	-
Dividends paid to common shareholders	(63,900)	-
Net cash provided by financing activities	207,130	15,963

Net increase (decrease) in cash and cash equivalents	67,703	(33)
Cash and cash equivalents—beginning of period	301,402	3,501
Cash and cash equivalents—end of period	$369,105	$3,468

Supplemental cash flow information:
Cash payments for interest (including Convertible Debenture accrued interest)	$548,150	$-

The accompanying notes are an integral part of these unaudited financial statements.

GLOBAL MEDICAL REIT INC.

Notes to the Unaudited Financial Statements

Note 1 – Organization

Global Medical REIT Inc. (the “Company”) was incorporated in the state of Nevada on March 18, 2011 under the name Scoop Media, Inc. (“Scoop Media”), which was acquired by the Hong Kong company known as Heng Fai Enterprises, Ltd. (“Heng Fai”) in 2013.  The Company changed to its current name effective January 6, 2014 in connection with its re-domestication into a Maryland corporation.   The Company’s primary investor goal is to provide attractive risk-adjusted returns and maximize sustainable distributable cash flow. The Company’s principal investment strategy is to act on the opportunities created by the changing healthcare environment by acquiring, selectively developing and managing locally critical medical properties that are core to medical operator businesses and that meet our investment criteria. In general, the Company seeks to acquire or develop specialty medical properties in desirable markets with tenants who are expected to prosper in the changing healthcare delivery environment. The Company focuses on specialty medical properties, including medical office buildings, outpatient treatment and diagnostic facilities, physical group practice clinics, ambulatory surgery centers and specialty hospitals and treatment centers.

Heng Fai owns HFE USA, LLC, our majority shareholder.  As of March 31, 2015, HFE USA, LLC owns an aggregate of 248,825 (or 99.5%) of the Company’s outstanding common stock.

Note 2 – Summary of Significant Accounting Policies

Basis of presentation

The accompanying financial statements are unaudited and include the accounts of the Company.  The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the accompanying financial statements do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the audited financial statements and notes thereto for the fiscal year ended December 31, 2014. In the opinion of management, all adjustments of a normal and recurring nature necessary for a fair presentation of the financial statements for the interim periods have been made.

Reclassification

The Company reclassified $14,877 from the line item “Escrow Deposits” in its accompanying Balance Sheet as of December 31, 2014 into the line item “Cash and Cash Equivalents” in order to conform with current presentation as this balance represented cash to be used by the Company without restrictions.

Note 3 – Notes Payable Related to Acquisitions

Omaha Note Payable

In order to finance a portion of the purchase price for the Omaha facility, on June 5, 2014 the Company entered into a Term Loan and Security Agreement with Capital One, National Association (the “Lender”) to borrower $15.06 million (the “Loan”). The Loan bears interest at 4.91% per annum and all unpaid interest and principal is due on June 5, 2017 (the “Maturity Date”). Interest is paid in arrears.  Payments began on August 1, 2014 and are due on the first day of each calendar month thereafter. Principal payments began on January 1, 2015 and are due on the first day of each calendar month thereafter based on an amortization schedule with the principal balance due on the Maturity Date. As of March 31, 2015 the Company made principal payments in the amount of $78,970.  Interest expense on the note was $186,628 for the three months ended March 31, 2015.  There was no interest expense incurred for the three months ended March 31, 2014.

As of March 31, 2015, scheduled principal payments due in each calendar year listed below are as follows:

2015	$232,566
2016	325,323
2017	14,423,141
Total Payments	$14,981,030

Asheville Note Payable

In order to finance a portion of the purchase price of the Asheville facility, on September 15, 2014 the Company entered into a Promissory Note with the Bank of North Carolina to borrow $1.7 million.  The note bears interest on the outstanding principal balance at the simple, fixed interest rate of 4.75% per annum and all unpaid principal and interest is due on February 15, 2017.  Commencing on October 15, 2014, the Company will make on the 15th of each calendar month until and including March 15, 2015, monthly payments consisting of interest only.  Thereafter, commencing on April 15, 2015, the outstanding principal and accrued interest shall be payable in monthly amortizing payments of $10,986 each on the 15th day of each calendar month, until and including January 15, 2017.  Interest expense on the note was $20,188 for the three months ended March 31, 2015.  There was no interest expense incurred for the three months ended March 31, 2014.

As of March 31, 2015, scheduled principal payments due in each calendar year listed below are as follows:

2015	$37,791
2016	52,714
2017	1,609,495
Total Payments	$1,700,000

Deferred Financing Costs

The Company incurred deferred financing costs related to the Omaha and Asheville loans.  A rollforward of the deferred financing cost balance as of March 31, 2015 is as follows:

Balance as of December 31, 2014, net	$291,691
Amortization expense – three months ended March 31, 2015	(29,797)
Balance as of March 31, 2015, net	$261,894

Amortization expense is included in the “Interest Expense” line item in the accompanying Statements of Operations.  No amortization expense was incurred for the three months ended March 31, 2014.

Note 4 – Shareholders’ Equity

Preferred Stock

The Company’s charter authorizes the issuance of 100,000,000 shares of preferred stock, par value $0.001 per share. As of March 31, 2015 and December 31, 2014, no shares of preferred stock were issued and outstanding.

Common Stock

The Company has 500,000,000 of authorized shares of common stock, $0.001 par value.  As of March 31, 2015 and December 31, 2014, there were 250,000 outstanding common shares.

On January 21, 2015, the Company declared a dividend of $0.0852 per share payable to the holders of its common stock of record at the close of business February 2, 2015.  Dividends shall be paid no later than the 20th day of the following month subject to compliance with applicable provisions of the Maryland General Corporation Law.  The aggregate amount of the dividend was $21,300.

On February 19, 2015, the Company declared a dividend of $0.0852 per share payable to the holders of its common stock of record at the close of business March 2, 2015.  Dividends shall be paid no later than the 20th day of the following month subject to compliance with applicable provisions of the Maryland General Corporation Law.  The aggregate amount of the dividend was $21,300.

On March 19, 2015, the Company declared a dividend of $0.0852 per share payable to the holders of its common stock of record at the close of business March 30, 2015.  Dividends shall be paid no later than the 20th day of the following month subject to compliance with applicable provisions of the Maryland General Corporation Law.  The aggregate amount of the dividend was $21,300.

During the three months ended March 31, 2015 the Company paid total dividends to holders of its common stock of $63,900.

Note 5 – Related Party Transactions

Management Agreement

On November 10, 2014, the Company entered into a Management Agreement, with an effective date of April 1, 2014, with Inter-American Management, LLC (the “Manager”), a Delaware limited liability company and an affiliate of the Company.  Under the terms of the Management Agreement, the Manager is responsible for designing and implementing our business strategy and administering our business activities and day-to-day operations. For performing these services, the Company will pay the Manager 8% of rental revenue for property management services and a base management fee equal to the greater of (a) 2.0% per annum of the Company’s net asset value (the value of the Company’s assets less the value of the Company’s liabilities), or (b) $30,000 per calendar month.  For the three months ended March 31, 2015 and 2014 management fees of $90,000 and zero were incurred and expensed.  As of March 31, 2015 and December 31, 2014, cumulative management fees of $360,000 and $270,000, respectively (since April 1, 2014), were incurred and expensed by us, due to the Manager, and remain unpaid. The unpaid management fee balance is included in the “Due to Related Party, Net” line item in the accompanying Balance Sheets.

Allocated General and Administrative Expenses

In the future, the Company may receive an allocation of general and administrative expenses from the Manager that are either clearly applicable to or were reasonably allocated to the operations of the properties. There were no allocated general and administrative expenses from the Manager for the three months ended March 31, 2015 and March 31, 2014.

Convertible Debenture, Due to Majority Shareholder

As of March 31, 2015 and December 31, 2014, the outstanding principal balance of the Convertible Debenture was $5,446,102.  Interest expense on the Convertible Debenture was $107,429 for the three months ended March 31, 2015.  No interest expense was incurred for the three months ended March 31, 2014.  As discussed in the “Notes Payable to Majority Shareholder” section below, during the three months ended March 31, 2015, HFE USA, LLC loaned the Company a total of $350,000 in the form of notes payable in order to pay off all accrued interest and unpaid interest on the Convertible Debenture in the amount of approximately $341,000.  The accrued interest was classified as “Accounts Payable and Accrued Expenses” on the accompanying Balance Sheets.  Accordingly, as of March 31, 2015 there was no accrued interest owed on the Convertible Debenture.

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

Notes Payable to Majority Shareholder

During the three months ended March 31, 2015, HFE USA, LLC made two loans to the Company in the amounts of $250,000 and $100,000 ($350,000 total loaned) in the form of notes payable that were primarily used to pay in full all accrued and unpaid interest on the Convertible Debenture in the amount of approximately $341,000.  As of March 31, 2015 and December 31, 2014, the notes payable to the majority shareholder balance was $338,195 and $38,195, respectively.  The notes payable balance is unsecured, due on demand, and non-interest bearing.

Due to related party, net

A detail of the due to related party balance as of March 31, 2015 and December 31, 2014 is as follows:

	March 31, 2015	December 31, 2014

Due from Manager	$42,915	$42,915
Due to Manager – management fees	(360,000)	(270,000)
Due to Manager – other funds	(103,683)	(103,683)
Due to related party, net	$(420,768)	$(330,768)

Note 6 – Rental Revenue

The aggregate annual minimum cash to be received by the Company on the noncancelable operating leases related to the Omaha and Asheville facilities, in effect as of March 31, 2015 are as follows in the calendar years listed below.

2015	$1,337,570
2016	1,836,929
2017	1,873,915
2018	1,711,177
2019	1,762,512
Thereafter	6,472,544
Total Receipts	$14,994,647

Note 7 – Omaha Land Lease Rent Expense

The Omaha facility land lease currently expires in 2033, subject to future renewal options of up to 50 years by the Company.  Under the terms of the land lease, annual rents increase 12.5% every fifth anniversary of the lease. The initial land lease increase will occur in April 2017. During the three months ended March 31, 2015 the Company expensed $14,970 related to this land lease, which is included in the “General and Administrative” expense line item in the accompanying Statement of Operations for the three months ended March 31, 2015.   No expense was incurred for the three months ended March 31, 2014.  The aggregate minimum cash payments to be made by the Company on the non-cancelable Omaha facility related land lease in effect as of March 31, 2015, are as follows in the calendar years listed below.

2015	$44,907
2016	59,876
2017	65,493
2018	67,365
2019	67,365
Thereafter	1,083,899
Total Payments	$1,388,905

Note 8 - Commitments and Contingencies

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

Note 9 – Subsequent Events

On April 17, 2015, the Company declared a dividend of $0.0852 per share payable to the holders of its common stock of record at the close of business April 29, 2015.  Dividends shall be paid no later than the 20th day of the following month subject to compliance with applicable provisions of the Maryland General Corporation Law.  The aggregate amount of the dividend was $21,300.

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

Overview

Global Medical REIT Inc. (the “Company”) was incorporated in the state of Nevada on March 18, 2011 under the name Scoop Media, Inc. (“Scoop Media”), which was acquired by the Hong Kong company known as Heng Fai Enterprises, Ltd. (“Heng Fai”) in 2013.  The Company changed to its current name effective January 6, 2014 in connection with its re-domestication into a Maryland corporation and as discussed below its principal investment strategy is to develop and manage a portfolio of real estate assets in the healthcare industry, which may include the real estate of hospitals, medical centers, nursing facilities and retirement homes.

Heng Fai owns HFE USA, LLC, our majority shareholder.  As of March 31, 2015, HFE USA, LLC owns an aggregate of 248,825 (or 99.5%) of the Company’s outstanding common stock.

Business Strategy

Our primary investor goal is to provide attractive risk-adjusted returns and maximize sustainable distributable cash flow. Our principal investment strategy is to act on the opportunities created by the changing healthcare environment by acquiring, selectively developing and managing locally critical medical properties that are core to medical operator businesses and that meet our investment criteria. In general, we seek to acquire or develop specialty medical properties in desirable markets with tenants who are expected to prosper in the changing healthcare delivery environment. We are focused on owning, operating, and developing and managing specialty medical properties located initially throughout the United States and in future internationally. Medical properties in which we seek to invest include (but are not limited to): (1) Single tenant medical practice buildings, (2) Ambulatory Surgery Centers, (3) Outpatient Treatment and Diagnostic Facilities, (4) Acute care Hospitals. General and various specialty hospitals focused on and specialized in providing care for many medical conditions and performing wide ranging procedures, such as cardiovascular and orthopedic surgery.

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

Internal Growth Strategy

We seek to achieve our business objectives internally through entering into long-term leases with annual contractual rent increases and using net-lease structures.

Financing Strategy

We plan to build our capital structure with a balanced approach that maximizes flexibility. We will seek to: (1) achieve opportunistic and reasonable debt service ratios, (2) balance debt in a fashion that enhances our ability to access capital markets, (3) establish a secured revolving credit facility to finance acquisitions in concert with other debt instruments, which depending on appropriateness and availability, include, the assumption of mortgage loans and the placement of “stand- alone” non-recourse debt secured by the property, and (4) access capital internationally so as to avoid market cycle shortages of capital and enhance acquisition expediency.

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

Management Agreement

As discussed in Note 5 – “Related Party Transactions,” on November 10, 2014, we entered into a Management Agreement, with an effective date of April 1, 2014, with Inter-American Management, LLC (the “Manager”), our affiliate.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates

Purchase of Real Estate

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

The Company consistently assesses the need for an allowance for doubtful accounts, including an allowance for operating lease straight-line rent receivables, for estimated losses resulting from tenant defaults, or the inability of tenants to make contractual rent and tenant recovery payments. The Company also monitors the liquidity and creditworthiness of its tenants and operators on a continuous basis. This evaluation considers industry and economic conditions, property performance, credit enhancements and other factors. For operating lease straight-line rent amounts, the Company's assessment is based on amounts estimated to be recoverable over the term of the lease. As of March 31, 2015 and December 31, 2014 an allowance was not recorded as it was not deemed necessary.

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

The Company considers the carrying values of cash and cash equivalents, accounts and other receivables, accounts payable and accrued expenses to approximate their fair value due to the short period of time since origination or the short period of time between origination of the instruments and their expected realization. Due to the short-term nature of these instruments, Level 1 and Level 2 inputs are utilized to estimate the fair value of these financial instruments. The fair value of amounts due to or from related parties are deemed undeterminable due to their nature.

Results of Operations

Revenues

Total revenue for the three months ended March 31, 2015 was $462,138, compared with $0 for the same period in 2014, an increase of $462,138. The increase is the result of rental revenue derived from the base rental receipts from our Omaha and Asheville facilities that were acquired in June 2014 and September 2014, respectively.

Management Fees

Management fees for the three months ended March 31, 2015 were $90,000, compared with $0 for the same period in 2014, an increase of $90,000. The increase is a result of management fees incurred and payable under the terms of the Management Agreement we entered into effective as of April 1, 2014.

General and Administrative

General and administrative expenses for the three months ended March 31, 2015 were $64,307, compared with $11,427 for the same period in 2014, an increase of $52,880. The increase is primarily a result of the land lease rent expense incurred from the Omaha facility we acquired on June 5, 2014, professional fees incurred (accounting and legal), and other general office expenses.

Depreciation Expense

For the three months ended March 31, 2015 depreciation expense was $152,336 compared with $0 for the same period in 2014, an increase of $152,336. The increase is a result of depreciation related to the Omaha and Asheville facilities that were acquired in June 2014 and September 2014, respectively.

Interest Expense

For the three months ended March 31, 2015 interest expense was $344,042 compared with $0 for the same period in 2014, an increase of $344,042. The increase is a result of interest incurred on our debt of $314,245 and the amortization of deferred financing costs in the amount of $29,797.

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

Cash Flow Information

Net cash used in operating activities for the three months ended March 31, 2015 was $139,427, which was primarily derived from the payoff of accrued interest on the Convertible Debenture (classified as “Accounts Payable and Accrued Expenses”), partially offset by noncash depreciation and deferred financing amortization expense and unpaid management fees. We anticipate cash flows from operating activities to increase as we purchase additional properties and have a full year of operations.

There was no cash flows from investing activities for the three months ended March 31, 2015.  Cash flows used in investing activities are heavily dependent upon the investment in properties and real estate assets. We anticipate cash flows used in investing activities to increase as we acquire additional properties in the future.

Net cash provided by financing activities for the three months ended March 31, 2015 was $207,130. Cash flows provided by financing activities were derived primarily from total loan proceeds of $350,000 received from the majority shareholder that was mainly used to pay down accrued interest on the Convertible Debenture. This cash inflow was partially offset by principal payments on the Capital One loan related to the Omaha acquisition and from dividends paid to shareholders during the current quarter.  We anticipate cash flows from financing activities to increase in the future as we raise additional funds from investors and incur debt to purchase properties.

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

On February 19, 2015, the Company declared a dividend of $0.0852 per share payable to the holders of its common stock of record at the close of business March 2, 2015.  Dividends shall be paid no later than the 20th day of the following month subject to compliance with applicable provisions of the Maryland General Corporation Law.  The aggregate amount of the dividend was $21,300.

On March 19, 2015, the Company declared a dividend of $0.0852 per share payable to the holders of its common stock of record at the close of business March 30, 2015.  Dividends shall be paid no later than the 20th day of the following month subject to compliance with applicable provisions of the Maryland General Corporation Law.  The aggregate amount of the dividend was $21,300.

During the three months ended March 31, 2015 the Company paid total dividends to holders of its common stock of $63,900.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act that are designed to ensure that information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to management, including the principal executive and financial officer as appropriate, to allow timely decisions regarding required disclosures. Our principal executive officer and principal financial officer evaluated the effectiveness of disclosure controls and procedures as of March 31, 2015 pursuant to Rule 13a-15(b) under the Exchange Act. Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective to ensure that information required to be included in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

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

4.2	Debt Conversion Agreement and Convertible Debenture dated July 17, 2014 between Global Medical REIT, Inc. and Heng Fai Enterprises Limited.

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

10.4	Convertible Demand Promissory Note between Global Medical REIT Inc. and HFE USA, LLC dated September 10, 2014 for $860,000.

10.5	Convertible Demand Promissory Note between Global Medical REIT Inc. and HFE USA, LLC dated September 10, 2014 for $50,000.

31.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Schema

101.CAL **	XBRL Taxonomy Calculation Linkbase

101.DEF **	XBRL Taxonomy Definition Linkbase

101.LAB **	XBRL Taxonomy Label Linkbase

101.PRE **	XBRL Taxonomy Presentation Linkbase

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

GLOBAL MEDICAL REIT INC.

Date: May 1, 2015	By:	/s/ David A. Young
David A. Young
Chief Executive Officer (Principal Executive Officer)

Date: May 1, 2015	By:	/s/ Donald McClure
Donald McClure
Chief Financial Officer (Principal Financial and Accounting Officer)