Form 10-Q
period 2015-06-30
Global Medical REIT Inc.
filed 2015-07-30
CIK 1533615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

X .	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  X . Yes       . No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  X .  No      .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filter	.	Accelerated filter	.
Non-accelerated filter (Do not check if a smaller reporting company)	.	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes      .  No  X .

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding July 30, 2015
Common Stock, $0.001 par value per share	250,000

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

GLOBAL MEDICAL REIT INC.

Balance Sheets

	As of
	June 30,	December 31,
	2015	2014
	(unaudited)
Assets
Investment in real estate:
Land	$572,400	$572,400
Building and improvements	23,801,362	23,801,362
	24,373,762	24,373,762
Less: accumulated depreciation	(622,923)	(329,580)
Investment in real estate, net	23,750,839	24,044,182
Cash and cash equivalents	341,422	301,402
Prepaid expense and other assets	25,019	2,793
Deferred financing costs, net	232,098	291,691
Total assets	$24,349,378	$24,640,068

Liabilities and Shareholders’ Equity

Liabilities:
Accounts payable and accrued expenses	$138,227	$338,764
Due to related party, net	506,718	330,768
Convertible debenture, due to majority shareholder	5,446,102	5,446,102
Notes payable to majority shareholder	388,195	38,195
Notes payable related to acquisitions	16,592,671	16,760,000
Total liabilities	23,071,913	22,913,829
Shareholders' equity:
Preferred stock, $0.001 par value, 100,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock $0.001 par value, 500,000,000 shares authorized at June 30, 2015 and December 31, 2014, respectively; 250,000 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	250	250
Additional paid-in capital	3,011,790	3,011,790
Accumulated deficit	(1,734,575)	(1,285,801)
Total shareholders' equity	1,277,465	1,726,239
Total liabilities and shareholders' equity	$24,349,378	$24,640,068

The accompanying notes are an integral part of these unaudited financial statements.

GLOBAL MEDICAL REIT INC.

Statements of Operations

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Revenue
Rental revenue	$455,900	$113,098	$910,538	$113,098
Other income	-	727	7,500	727
Total revenue	455,900	113,825	918,038	113,825

Expenses
Management fees	90,000	90,000	180,000	90,000
General and administrative	76,474	443,080	140,781	454,507
Depreciation expense	141,007	38,717	293,343	38,717
Interest expense	280,846	91,006	624,888	91,006
Total expenses	588,327	662,803	1,239,012	674,230
Net loss	$(132,427)	$(548,978)	$(320,974)	$(560,405)

Net loss per share – Basic and Diluted	$(0.53)	$(27.45)	$(1.28)	$(28.02)

Weighted average shares outstanding – Basic and Diluted	250,000	20,000	250,000	20,000

The accompanying notes are an integral part of these unaudited financial statements.

GLOBAL MEDICAL REIT INC.

Statements of Cash Flows

(unaudited)

	Six Months Ended June 30,
	2015	2014

Operating activities
Net loss	$(320,974)	$(560,405)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	293,343	38,717
Amortization of deferred financing costs	59,593	7,776
Changes in operating assets and liabilities:
Prepaid expense and other assets	(22,226)	-
Accounts payable and accrued expenses	(200,537)	57,782
Accrued management fees due to related party	180,000	90,000
Net cash used in operating activities	(10,801)	(366,130)

Investing activities
Loans to related party	(6,000)	-
Purchase of land, buildings and improvements	-	(21,867,065)
Net cash used in investing activities	(6,000)	(21,867,065)

Financing activities
Loans from related party	1,950	15,963
Proceeds from notes payable to majority shareholder	350,000	7,811,515
Payments on notes payable to majority shareholder	-	(306,858)
Proceeds from notes payable related to acquisitions	-	15,060,000
Principal payments on notes payable related to acquisitions	(167,329)	-
Dividends paid to common shareholders	(127,800)	-
Payment of deferred financing costs	-	(335,986)
Net cash provided by financing activities	56,821	22,244,634

Net increase in cash and cash equivalents	40,020	11,439
Cash and cash equivalents—beginning of period	301,402	3,501
Cash and cash equivalents—end of period	$341,422	$14,940

Supplemental cash flow information:
Cash payments for interest	$690,575	$-

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

Heng Fai, is a Hong Kong listed company engaged in real estate development, investments, management and sales, hospitality management and investments and REIT management. Heng Fai owns HFE USA, LLC, our majority shareholder.  As of June 30, 2015, HFE USA, LLC owns an aggregate of 248,825 (or 99.5%) of the Company’s outstanding common stock. On April 25, 2015, Joy Town Inc., a company incorporated in the British Virgin Islands, entered into an agreement to acquire a controlling interest in Heng Fai. The acquisition transaction was completed on June 29, 2015.

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

Reclassification

The Company reclassified $572,400 from the line item “Building and Improvements” in its accompanying Balance Sheet as of December 31, 2014 into the line item “Land” to properly reflect the asset balances related to the acquisition of the Asheville facility.

Note 3 – Notes Payable Related to Acquisitions

Omaha Note Payable

In order to finance a portion of the purchase price for the Omaha facility, on June 5, 2014 the Company entered into a Term Loan and Security Agreement with Capital One, National Association (the “Lender”) to borrower $15.06 million (the “Loan”). The Loan bears interest at 4.91% per annum and all unpaid interest and principal is due on June 5, 2017 (the “Maturity Date”). Interest is paid in arrears.  Interest payments began on August 1, 2014 and are due on the first day of each calendar month thereafter. Principal payments began on January 1, 2015 and are due on the first day of each calendar month thereafter based on an amortization schedule with the principal balance due on the Maturity Date. For the six months ended June 30, 2015 the Company made principal payments in the amount of $154,852.  Interest expense on the note was $121,945 and $308,573 for the three and six months ended June 30, 2015, respectively.  Interest expense was $53,404 for the three and six months ended June 30, 2014, respectively.

As of June 30, 2015, scheduled principal payments due in each calendar year listed below are as follows:

2015	$156,684
2016	325,323
2017	14,423,141
Total Future Payments	$14,905,148

Asheville Note Payable

In order to finance a portion of the purchase price of the Asheville facility, on September 15, 2014 the Company entered into a Promissory Note with the Bank of North Carolina to borrow $1.7 million.  The note bears interest on the outstanding principal balance at the simple, fixed interest rate of 4.75% per annum and all unpaid principal and interest is due on February 15, 2017. Commencing on October 15, 2014, the Company will make on the 15th of each calendar month until and including March 15, 2015, monthly payments consisting of interest only.  Thereafter, commencing on April 15, 2015, the outstanding principal and accrued interest shall be payable in monthly amortizing payments of $10,986 each on the 15th day of each calendar month, until and including January 15, 2017.  For the six months ended June 30, 2015 the Company made principal payments in the amount of $12,477.  Interest expense on the note was $20,480 and $40,668 for the three and six months ended June 30, 2015, respectively.  No interest expense was incurred on the note during the three and six months ended June 30, 2014, respectively.

As of June 30, 2015, scheduled principal payments due in each calendar year listed below are as follows:

2015	$25,422
2016	52,719
2017	1,609,382
Total Future Payments	$1,687,523

Deferred Financing Costs

The Company incurred deferred financing costs related to the Omaha and Asheville loans.  A rollforward of the deferred financing cost balance as of June 30, 2015 is as follows:

Balance as of December 31, 2014, net	$291,691
Amortization expense – six months ended June 30, 2015	(59,593)
Balance as of June 30, 2015, net	$232,098

Amortization expense was $29,796 and $59,593 for the three and six months ended June 30, 2015, respectively. Amortization expense was $7,776 for the three and six months ended June 30, 2014, respectively.  Amortization expense is included in the “Interest Expense” line item in the accompanying Statements of Operations.

Note 4 – Shareholders’ Equity

Preferred Stock

The Company’s charter authorizes the issuance of 100,000,000 shares of preferred stock, par value $0.001 per share. As of June 30, 2015 and December 31, 2014, no shares of preferred stock were issued and outstanding.

Common Stock

The Company has 500,000,000 of authorized shares of common stock, $0.001 par value.  As of June 30, 2015 and December 31, 2014, there were 250,000 outstanding common shares.

Pursuant to a previously declared dividend approved by the Board of Directors of the Company and in compliance with applicable provisions of the Maryland General Corporation Law, the Company has paid a monthly dividend of $0.0852 per share, an aggregate of $21,300 per month, each month during the period from January 1, 2015 through June 30, 2015.

During the six months ended June 30, 2015 the Company paid total dividends to holders of its common stock of $127,800.

Note 5 – Related Party Transactions

Management Agreement

On November 10, 2014, the Company entered into a Management Agreement, with an effective date of April 1, 2014, with Inter-American Management, LLC (the “Manager”), a Delaware limited liability company and an affiliate of the Company.  Under the terms of the Management Agreement, the Manager is responsible for designing and implementing our business strategy and administering our business activities and day-to-day operations. For performing these services, the Company will pay the Manager 8% of rental revenue for property management services (services had not commenced during the six months ended June 30, 2015 and therefore no fees were incurred or recorded in the accompanying Statements of Operations) and a base management fee equal to the greater of (a) 2.0% per annum of the Company’s net asset value (the value of the Company’s assets less the value of the Company’s liabilities), or (b) $30,000 per calendar month.  For the three and six months ended June 30, 2015, management fees of $90,000 and $180,000, respectively, were incurred and expensed.  For the three and six months ended June 30, 2014, management fees of $90,000 (incurred beginning April 1, 2014), were incurred and expensed.  As of June 30, 2015 and December 31, 2014, cumulative management fees of $450,000 and $270,000, respectively (since April 1, 2014), were incurred and expensed by the Company, due to the Manager, and remain unpaid. The unpaid management fee balance is included in the “Due to Related Party, Net” line item in the accompanying Balance Sheets.

Allocated General and Administrative Expenses

In the future, the Company may receive an allocation of general and administrative expenses from the Manager that are either clearly applicable to or were reasonably allocated to the operations of the properties. There were no allocated general and administrative expenses from the Manager for the three and six months ended June 30, 2015 and June 30, 2014, respectively.

Convertible Debenture, Due to Majority Shareholder

As of June 30, 2015 and December 31, 2014, the outstanding principal balance of the Convertible Debenture was $5,446,102. Interest expense on the Convertible Debenture was $108,625 and $216,054 for the three and six months ended June 30, 2015, respectively.  Interest expense on the Convertible Debenture was $29,826 for the three and six months ended June 30, 2014, respectively.  As discussed in the “Notes Payable to Majority Shareholder” section below, during the six months ended June 30, 2015, HFE USA, LLC loaned the Company a total of $350,000 in the form of notes payable in order to pay off all accrued interest and unpaid interest on the Convertible Debenture as of March 31, 2015, in the amount of approximately $341,000.  Incurred and unpaid interest for the three months ended June 30, 2015 of $108,625 is owed by the Company on the Convertible Debenture and is classified as “Accounts Payable and Accrued Expenses” on the accompanying Balance Sheets.

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

Notes Payable to Majority Shareholder

During the six months ended June 30, 2015, HFE USA, LLC made two loans to the Company in the amounts of $250,000 and $100,000 ($350,000 total loaned) in the form of notes payable that were primarily used to pay in full all accrued and unpaid interest on the Convertible Debenture as of March 31, 2015 in the amount of approximately $341,000.  As of June 30, 2015 and December 31, 2014, the notes payable to the majority shareholder balance was $388,195 and $38,195, respectively.  The notes payable balance is unsecured, due on demand, and non-interest bearing.

Due to related party, net

A detail of the due to related party, net balance as of June 30, 2015 and December 31, 2014 is as follows:

	June 30, 2015	December 31, 2014

Due from Manager (a)	$48,915	$42,915
Due to Manager – management fees (b)	(450,000)	(270,000)
Due to Manager – other funds (c)	(105,633)	(103,683)
Due to related party, net	$(506,718)	$(330,768)

(a)

Funds loaned by the Company were primarily used by the Manager for the Asheville facility acquisition.  An additional $6,000 was loaned by the Company during the six months ended June 30, 2015.

(b)

Management fees incurred by the Company and unpaid were $180,000 during the six months ended June 30, 2015.

(c)

Fund received by the Company were primarily used for general corporate purposes.  An additional $1,950 was received by the Company during the six months ended June 30, 2015.

Note 6 – Rental Revenue

The aggregate annual minimum cash to be received by the Company on the noncancelable operating leases related to the Omaha and Asheville facilities in effect as of June 30, 2015, are as follows in the calendar years listed below.

2015	$935,723
2016	1,901,631
2017	1,765,133
2018	1,774,012
2019	1,827,233
Thereafter	7,873,794
Total Future Receipts	$16,077,526

Note 7 – Omaha Land Lease Rent Expense

The Omaha facility land lease currently expires in 2033, subject to future renewal options of up to 50 years by the Company. Under the terms of the land lease, annual rents increase 12.5% every fifth anniversary of the lease. The initial land lease increase will occur in April 2017.  During the three and six months ended June 30, 2015 the Company expensed a total of $14,970 related to this land lease, which is included in the “General and Administrative” expense line item in the accompanying Statement of Operations. No expense was incurred related to this land lease during the three and six months ended June 30, 2014.  The aggregate minimum cash payments to be made by the Company on the non-cancelable Omaha facility related land lease in effect as of June 30, 2015, are as follows in the calendar years listed below.

2015	$29,939
2016	59,877
2017	59,877
2018	65,490
2019	67,362
Thereafter	1,024,107
Total Future Payments	$1,306,652

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

Overview

Global Medical REIT Inc. (the “Company”) was incorporated in the state of Nevada on March 18, 2011 under the name Scoop Media, Inc. (“Scoop Media”), which was acquired by the Hong Kong company known as Heng Fai Enterprises, Ltd. (“Heng Fai”) in 2013.  Heng Fai is a Hong Kong listed company engaged in real estate development, investments, management and sales, hospitality management and investments and REIT management. The Company changed to its current name effective January 6, 2014 in connection with its re-domestication into a Maryland corporation and as discussed below its principal investment strategy is to develop and manage a portfolio of real estate assets in the healthcare industry, which may include the real estate of hospitals, medical centers, nursing facilities and retirement homes.

Heng Fai owns HFE USA, LLC, our majority shareholder.  As of June 30, 2015, HFE USA, LLC owns an aggregate of 248,825 (or 99.5%) of the Company’s outstanding common stock.  On April 25, 2015, Joy Town Inc., a company incorporated in the British Virgin Islands, entered into an agreement to acquire a controlling interest in Heng Fai.  The acquisition transaction was completed on June 29, 2015.

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

We are in discussions with underwriters in order to pursue an offering of our securities to raise the capital needed to expand our business. Although HFE USA, LLC may lend us funds or invest in our securities for our continued working capital needs and we are in discussions with underwriters regarding a possible future offering of our securities, we have not entered into any agreement with HFE USA, LLC or any third parties for any future loans or investments in our company.

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

Management Agreement

As discussed in Note 5 – “Related Party Transactions” in the footnotes to the accompanying financial statements, on November 10, 2014, we entered into a Management Agreement, with an effective date of April 1, 2014, with Inter-American Management, LLC (the “Manager”), our affiliate.

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

Impairment of Long Lived assets

The Company evaluates its real estate assets for impairment periodically or whenever events or circumstances indicate that its carrying amount may not be recoverable. If an impairment indicator exists, the Company compares the expected future undiscounted cash flows against the carrying amount of an asset. If the sum of the estimated undiscounted cash flows is less than the carrying amount of the asset, the Company records an impairment loss for the difference between the estimated fair value and the carrying amount of the asset.  As of June 30, 2015 and December 31, 2014 no impairment was recorded as it was not deemed necessary.

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

The Company consistently assesses the need for an allowance for doubtful accounts, including an allowance for operating lease straight-line rent receivables, for estimated losses resulting from tenant defaults, or the inability of tenants to make contractual rent and tenant recovery payments. The Company also monitors the liquidity and creditworthiness of its tenants and operators on a continuous basis. This evaluation considers industry and economic conditions, property performance, credit enhancements and other factors. For operating lease straight-line rent amounts, the Company's assessment is based on amounts estimated to be recoverable over the term of the lease. As of June 30, 2015 and December 31, 2014 no allowance was recorded as it was not deemed necessary.

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

Results of Operations

Revenues

Total revenue for the three months ended June 30, 2015 was $455,900, compared with $113,825 for the same period in 2014, an increase of $342,075. The increase is a result of rental revenue earned from our Omaha and Asheville facilities for the entire 2015 three month period as the facilities were acquired in June 2014 and September 2014, respectively.  The prior year three month period only included revenue from the Omaha facility commencing with its acquisition on June 5, 2014 (less than one month during the period).

Total revenue for the six months ended June 30, 2015 was $918,038, compared with $113,825 for the same period in 2014, an increase of $804,213. As discussed above related to the three month period increase, this increase results from our Omaha and Asheville facilities for the entire 2015 six month period as they were acquired in June 2014 and September 2014, respectively.

Management Fees

Management fees for the three months ended June 30, 2015 and June 30, 2014 were $90,000. These amounts consist of $30,000 incurred per month under the terms of the Management Agreement we entered into effective as of April 1, 2014.

Management fees for the six months ended June 30, 2015 were $180,000, compared with $90,000 for the same period in 2014, an increase of $90,000.  The increase is a result of an additional three months of management fees incurred and payable under the terms of the Management Agreement for the 2015 six month period compared to only three months incurred for the 2014 period (April 1, 2014 thru June 30, 2014).

General and Administrative

General and administrative expenses for the three months ended June 30, 2015 were $76,474, compared with $443,080 for the same period in 2014, a decrease of $366,606. The decrease was primarily a result of $434,200 of one-time acquisition costs that were expensed during the 2014 three month period related to the Omaha facility.  The decrease was partially offset by an increase in professional fees incurred (accounting and legal) and other general office expenses during the 2015 three month period as that period included the results of both the Omaha facility and the Asheville facility (acquired in September 2014).

General and administrative expenses for the six months ended June 30, 2015 were $140,781, compared with $454,507 for the same period in 2014, a decrease of $313,726. The decrease was primarily a result of $434,200 of one-time acquisition costs that were expensed during the 2014 six month period related to the Omaha facility, partially offset by the factors described for the three month period above.

Depreciation Expense

For the three months ended June 30, 2015 depreciation expense was $141,007 compared with $38,717 for the same period in 2014, an increase of $102,290. The increase is a result of depreciation incurred for the entire 2015 three month period related to the Omaha and Asheville facilities that were acquired in June 2014 and September 2014, respectively.  The prior year three month period only included depreciation expense from the Omaha facility commencing with its acquisition on June 5, 2014 (less than one month during the period).

For the six months ended June 30, 2015 depreciation expense was $293,343 compared with $38,717 for the same period in 2014, an increase of $254,626. As discussed above related to the three month period increase, this increase results from the fact that depreciation expense was incurred from our Omaha and Asheville facilities for the entire 2015 six month period.

Interest Expense

For the three months ended June 30, 2015 interest expense was $280,846 (comprised of interest expense on borrowings of $251,050 and deferred financing cost amortization of $29,796) compared with $91,006 (comprised of interest expense on borrowings of $83,230 and deferred financing cost amortization of $7,776) for the same period in 2014. The increases were a result of interest expense incurred on additional borrowings during the 2015 period and increased amortization expense from additional deferred financing costs recorded related to the borrowings.

For the six months ended June 30, 2015 interest expense was $624,888 (comprised of interest expense on borrowings of $565,295 and deferred financing cost amortization of $59,593) compared with $91,006 (comprised of interest expense on borrowings of $83,230 and deferred financing cost amortization of $7,776) for the same period in 2014. The increases were a result of interest expense incurred on additional borrowings during the 2015 period and increased amortization expense from additional deferred financing costs recorded related to the borrowings.

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

Cash Flow Information

Net cash used in operating activities for the six months ended June 30, 2015 was $10,801, which was primarily derived from the payoff of accrued interest on the Convertible Debenture (classified as “Accounts Payable and Accrued Expenses”), partially offset by noncash depreciation and deferred financing amortization expense and unpaid management fees. We anticipate cash flows from operating activities to increase as we purchase additional properties and have a full year of operations.

Net cash used in investing activities for the six months ended June 30, 2015 was $6,000, which resulted from loans made to a related party.  Cash flows used in investing activities are heavily dependent upon the investment in properties and real estate assets. We anticipate cash flows used in investing activities to increase as we acquire additional properties in the future.

Net cash provided by financing activities for the six months ended June 30, 2015 was $56,821. Cash flows provided by financing activities were derived primarily from total loan proceeds of $350,000 received from the majority shareholder that was mainly used to pay down accrued interest on the Convertible Debenture. This cash inflow was partially offset by principal payments on the notes payable related to the facility acquisitions and from dividends paid to common shareholders during the current quarter. We anticipate cash flows from financing activities to increase in the future as we raise additional funds from investors and incur debt to purchase properties.

Our continued operations and expansion are dependent upon our ability to obtain additional working capital. Historically our controlling shareholder has lent us funds that we have combined with debt financing to complete acquisitions of medical properties. We are in discussions with underwriters in order to pursue an offering of our securities to raise the capital needed to expand our business. Although HFE USA, LLC may lend us funds or invest in our securities for our continued working capital needs and we are in discussions with underwriters regarding a possible future offering of our securities, we have not entered into any agreement with HFE USA, LLC or any third parties for any future loans or investments in our company. In the event we are unable to raise capital needed for our proposed business, we will have to seek additional financing, and no assurances can be given that such financing would be available on a timely basis, on terms that are acceptable or at all. Failure to obtain additional financing could result in delay or indefinite postponement of our proposed business expansion which would materially adversely affect our results of operations and financial condition and threaten our financial viability.

Dividends

Pursuant to a previously declared dividend approved by the Board of Directors of the Company and in compliance with applicable provisions of the Maryland General Corporation Law, the Company has paid a monthly dividend of $0.0852 per share, an aggregate of $21,300 per month, each month during the period from January 1, 2015 through June 30, 2015.

During the six months ended June 30, 2015 the Company paid total dividends to holders of its common stock of $127,800.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act that are designed to ensure that information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to management, including the principal executive and financial officer as appropriate, to allow timely decisions regarding required disclosures. Our principal executive officer and principal financial officer evaluated the effectiveness of disclosure controls and procedures as of June 30, 2015 pursuant to Rule 13a-15(b) under the Exchange Act. Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective to ensure that information required to be included in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

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

10.4

Convertible Demand Promissory Note between Global Medical REIT Inc. and HFE USA, LLC dated September 10, 2014 for $860,000 (incorporated herein by reference to Exhibit 10.4 to the Company’s Transition Report on Form 10-K/T as filed with the Commission on March 20, 2014).

10.5

Convertible Demand Promissory Note between Global Medical REIT Inc. and HFE USA, LLC dated September 10, 2014 for $50,000 (incorporated herein by reference to Exhibit 10.5 to the Company’s Transition Report on Form 10-K/T as filed with the Commission on March 20, 2014).

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

GLOBAL MEDICAL REIT INC.

Date: July 30, 2015	By:	/s/ David A. Young
David A. Young
Chief Executive Officer (Principal Executive Officer)

Date: July 30, 2015	By:	/s/ Donald McClure
Donald McClure
Chief Financial Officer (Principal Financial and Accounting Officer)