Form 10-Q
period 2015-09-30
Global Medical REIT Inc.
filed 2015-11-03
CIK 1533615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

X .	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Large accelerated filter	.	Accelerated filter	.
Non-accelerated filter (Do not check if a smaller reporting company)	.	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes      . No  X .

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding November 3, 2015
Common Stock, $0.001 par value per share	250,000

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

“ZH International Holdings Limited” (formerly known as “Heng Fai Enterprises, Ltd.”) a Hong Kong company which owns or controls ZH USA, LLC, our majority shareholder.

“ZH USA, LLC” (formerly known as “HFE USA, LLC”) a Delaware limited liability company owned by ZH International Holdings Limited. ZH USA, LLC is our majority shareholder.

“Inter-American Management” refers to Inter-American Management, LLC, a Delaware limited liability company owned or controlled by an affiliate of ZH USA, LLC, our majority shareholder.

“SEC” refers to the United States Securities and Exchange Commission.

“Common stock” refers to the common shares in our capital stock.

Our financial statements are stated in United States dollars (US $) and are prepared in accordance with United States generally accepted accounting principles.

GLOBAL MEDICAL REIT INC.

Balance Sheets

	As of
	September 30,	December 31,
	2015	2014
	(unaudited)
Assets
Investment in real estate:
Land	$1,859,400	$572,400
Building and improvements	34,123,034	23,801,362
	35,982,434	24,373,762
Less: accumulated depreciation	(776,071)	(329,580)
Investment in real estate, net	35,206,363	24,044,182
Cash and cash equivalents	300,579	301,402
Tenant receivables	25,058	-
Deferred rent receivable and other assets	1,226	2,793
Deferred financing costs, net	339,576	291,691
Total assets	$35,872,802	$24,640,068

Liabilities and Shareholders’ Equity
Liabilities:
Accounts payable and accrued expenses	$315,816	$338,764
Due to related parties, net	580,283	330,768
Convertible debenture, due to majority shareholder	9,991,940	5,446,102
Notes payable to majority shareholder	388,195	38,195
Notes payable related to acquisitions	23,880,796	16,760,000
Total liabilities	35,157,030	22,913,829
Shareholders' equity:
Preferred stock, $0.001 par value, 100,000,000 shares authorized; no shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	-	-
Common stock $0.001 par value, 500,000,000 shares authorized at September 30, 2015 and December 31, 2014, respectively; 250,000 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	250	250
Additional paid-in capital	3,011,790	3,011,790
Accumulated deficit	(2,296,268)	(1,285,801)
Total shareholders' equity	715,772	1,726,239
Total liabilities and shareholders' equity	$35,872,802	$24,640,068

The accompanying notes are an integral part of these unaudited financial statements.

GLOBAL MEDICAL REIT INC.

Statements of Operations

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Revenue
Rental revenue	$482,131	$408,932	$1,392,669	$522,030
Other income	4,971	70	12,471	797
Total revenue	487,102	409,002	1,405,140	522,827

Expenses
Management fees	90,000	90,000	270,000	180,000
General and administrative	377,810	51,941	518,591	506,448
Depreciation expense	153,148	138,528	446,491	177,245
Interest expense	363,937	314,139	988,825	405,145
Total expenses	984,895	594,608	2,223,907	1,268,838
Net loss	$(497,793)	$(185,606)	$(818,767)	$(746,011)

Net loss per share – Basic and Diluted	$(1.99)	$(1.08)	$(3.28)	$(7.65)

Weighted average shares outstanding – Basic and Diluted	250,000	172,500	250,000	97,509

The accompanying notes are an integral part of these unaudited financial statements.

GLOBAL MEDICAL REIT INC.

Statements of Cash Flows

(unaudited)

	Nine Months Ended September 30,
	2015	2014

Operating activities
Net loss	$(818,767)	$(746,011)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	446,491	177,245
Amortization of deferred financing costs	89,850	36,077
Changes in operating assets and liabilities:
Tenant receivables	(25,058)	-
Deferred rent receivable and other assets	1,567	-
Accounts payable and accrued expenses	(44,248)	186,421
Accrued management fees due to related party	270,000	180,000
Net cash used in operating activities	(80,165)	(166,268)

Investing activities
Loans to related party	(71,683)	(42,915)
Purchase of land, buildings and improvements	(11,608,672)	(24,373,762)
Net cash used in investing activities	(11,680,355)	(24,416,677)

Financing activities
Loans from related parties	51,198	63,000
Proceeds from convertible debenture, due to majority shareholder	4,545,838	8,378,142
Proceeds from notes payable to majority shareholder	350,000	345,053
Payments on notes payable to majority shareholder	-	(306,858)
Proceeds from notes payable related to acquisitions	7,377,500	16,760,000
Principal payments on notes payable related to acquisitions	(256,704)	-
Dividends paid to common shareholders	(170,400)	(63,920)
Payment of deferred financing costs	(137,735)	(357,563)
Net cash provided by financing activities	11,759,697	24,817,854

Net (decrease) increase in cash and cash equivalents	(823)	234,909
Cash and cash equivalents—beginning of period	301,402	3,501
Cash and cash equivalents—end of period	$300,579	$238,410

Supplemental cash flow information:
Cash payments for interest	$961,383	$-

Noncash financing activity:
Notes payable to majority shareholder converted to equity	$-	$2,932,040

The accompanying notes are an integral part of these unaudited financial statements.

GLOBAL MEDICAL REIT INC.

Notes to the Unaudited Financial Statements

Note 1 – Organization

Global Medical REIT Inc. (the “Company”) was incorporated in the state of Nevada on March 18, 2011 under the name Scoop Media, Inc. (“Scoop Media”), which was acquired by the Hong Kong company ZH International Holdings Limited (formerly known as Heng Fai Enterprises, Ltd.) in 2013. The Company changed to its current name effective January 6, 2014 in connection with its re-domestication into a Maryland corporation. The Company’s primary investor goal is to provide attractive risk-adjusted returns and maximize sustainable distributable cash flow. The Company’s principal investment strategy is to act on the opportunities created by the changing healthcare environment by acquiring, selectively developing and managing locally critical medical properties that are core to medical operator businesses and that meet our investment criteria. In general, the Company seeks to acquire or develop specialty medical properties in desirable markets with tenants who are expected to prosper in the changing healthcare delivery environment. The Company focuses on specialty medical properties, including medical office buildings, outpatient treatment and diagnostic facilities, physical group practice clinics, ambulatory surgery centers and specialty hospitals and treatment centers.

On June 29, 2015, Joy Town Inc., a company incorporated in the British Virgin Islands, acquired a controlling interest in Heng Fai Enterprises, Ltd. On September 7, 2015, Heng Fai Enterprises, Ltd. changed its name to ZH International Holdings Limited.

ZH International Holdings Limited, is a Hong Kong listed company engaged in real estate development, investments, management and sales, hospitality management and investments and REIT management. ZH International Holdings Limited owns ZH USA, LLC, (formerly known as HFE USA, LLC) the Company’s majority shareholder. As of September 30, 2015, ZH USA, LLC owns an aggregate of 248,825 (or 99.5%) of the Company’s outstanding common stock.

Note 2 – Summary of Significant Accounting Policies

Basis of presentation

The accompanying financial statements are unaudited and include the accounts of the Company. The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the accompanying financial statements do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Company’s audited financial statements and notes thereto for the fiscal year ended December 31, 2014. In the opinion of management, all adjustments of a normal and recurring nature necessary for a fair presentation of the financial statements for the interim periods have been made.

Note 3 – Properties

Description of Properties

On September 25, 2015, the Company acquired a combined approximately 27,193 square foot surgery center and medical office building located in West Mifflin, Pennsylvania and the adjacent parking lot for approximately $11.35 million (approximately $11.6 million after including legal and related fees). The facilities are operated by Associates in Ophthalmology, LTD and Associates Surgery Centers, LLC, respectively, and leased back to those entities by the Company via two separate lease agreements that expire in 2030. Each lease has two successive options by the tenants to renew for five year periods. Base rent increases by 2% each lease year commencing on October 1, 2018. The property is owned fee simple. In connection with the acquisition of the facilities, the Company borrowed $7,377,500 from Capital One, National Association (“Capital One”) and funded the remainder of the purchase price with the proceeds from a convertible debenture (the “Convertible Debenture”) it issued to its majority shareholder in the total amount of $4,545,838. Refer to Note 4 – “Notes Payable Related to Acquisitions” and Note 6 – “Related Party Transactions” for details regarding the funding of this transaction.

The Company also owns an approximately 8,840 square foot medical office building known as the Orthopedic Surgery Center, located in Asheville, North Carolina that was acquired on September 19, 2014 for approximately $2.5 million and a 56-bed long term acute care hospital located at 1870 S 75th Street, Omaha, Nebraska that was acquired on June 5, 2014 for approximately $21.9 million.

On September 30, 2015, the Company entered into an asset purchase agreement with an unrelated party Star Medreal, LLC, a Texas limited liability company, to acquire an approximately 24,000 square foot acute hospital facility located in Plano, Texas, along with all real property and improvements thereto for approximately $17.5 million. Additionally, the Company is obligated to pay a development fee of $500,000. The property will be leased back via a triple net lease agreement that expires in 2035. The tenant has two successive options to renew the lease for five year periods. The terms of the lease also provide for an allowance for a 6,400 square foot expansion for an incremental amount up to $2.75 million to be paid by the Company. The acquisition will be funded by third party debt and convertible borrowings from the Company’s majority shareholder. The acquisition is expected to be completed by no later than December 31, 2015.

Tenant Receivables

As of September 30, 2015, the Company’s tenant receivable balance includes rent receivable from the West Mifflin facility of $13,061 that was earned since its acquisition on September 25, 2015 and rent due from the Omaha facility of $11,997 derived from a contractual rent increase that commenced in July 2015. These amounts are deemed collectible as of September 30, 2015.

Deferred Rent Receivable and Other Assets

As of September 30, 2015 this amount represents the Company’s deferred rent receivable balance derived from the straight-line revenue recognition from the West Mifflin facility, commencing with its acquisition on September 25, 2015.

Note 4 – Notes Payable Related to Acquisitions

West Mifflin Note Payable

In order to finance a portion of the purchase price for the West Mifflin facility, on September 25, 2015 the Company entered into a Term Loan and Security Agreement with Capital One (the “Lender”) to borrower $7,377,500 (the “Loan”). The Loan bears interest at 3.72% per annum and all unpaid interest and principal is due on September 25, 2020 (the “Maturity Date”). Interest is paid in arrears and interest payments begin on November 1, 2015, and on the first day of each calendar month thereafter. Principal payments begin on November 1, 2018 and on the first day of each calendar month thereafter based on an amortization schedule with the principal balance due on the Maturity Date. The Loan may not be prepaid in whole or in part prior to September 25, 2017, thereafter, the Company, at its option, may prepay the Loan at any time, in whole (but not in part) on at least thirty (30) calendar days but not more than sixty (60) calendar days advance written notice. The Loan has an early termination fee of two percent (2%) if prepaid prior to September 25, 2018.

At closing the Company paid the Lender a non-refundable commitment fee of $73,775. If any principal, interest or other sum due by the Company is not paid on the date on which it is due, the Company is obligated to pay to the Lender an amount equal to the lesser of five percent (5%) of such unpaid sum or the maximum amount permitted by applicable laws. All fees hereunder are non-refundable and deemed fully earned when due and payable.

The Term Loan and Security Agreement contains covenants that are customary for similar credit arrangements. These include covenants relating to establishment of reserves for the payment of taxes, insurance and capital replacements (under certain circumstances), maintaining a collection account, financial reporting and notification, payment of indebtedness, taxes and other obligations, and compliance with certain applicable laws. There are also financial covenants that require the Company to (i) maintain a fixed charge coverage ratio (defined as the ratio of EBITDA to fixed charges) commencing December 31, 2015 of not less than 1.00 to 1.00, (ii) not permit the ratio of EBITDA to total indebtedness as of the last day of each calendar quarter, commencing December 31, 2015 and continuing thereafter to be less than 0.09 to 1.00, and (iii) maintain operator EBITDAR as of the last day of each fiscal quarter commencing December 31, 2015 of not less than $6,000,000. The Term Loan and Security Agreement also imposes certain customary limitations and requirements on the Company with respect to, among other things, the maintenance of properties, access to real property, insurance, compliance with laws, maintenance of books and records, inspection rights, environmental matters, indemnity, healthcare operations, right of first refusal for future financing, incurrence of indebtedness and liens, the making of investments, the payment of distributions or making of other restricted payments, healthcare matters, mergers, acquisitions and dispositions of assets, and transactions with affiliates.

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

The Company incurred deferred financing costs of $137,735 related to this loan. No interest expense was incurred on the note during the three and nine months ended September 30, 2015 and 2014, respectively.

As of September 30, 2015, scheduled principal payments due in each calendar year listed below are as follows:

2015	$-
2016	-
2017	-
2018	22,044
2019	136,007
Thereafter	7,219,449
Total Future Payments	$7,377,500

Omaha Note Payable

In order to finance a portion of the purchase price for a 56-bed long term acute care hospital located in Omaha, Nebraska, on June 5, 2014 the Company entered into a Term Loan and Security Agreement with Capital One, National Association (the “Lender”) to borrower $15.06 million (the “Loan”). The Loan bears interest at 4.91% per annum and all unpaid interest and principal is due on June 5, 2017 (the “Maturity Date”). Interest is paid in arrears. Interest payments began on August 1, 2014 and are due on the first day of each calendar month thereafter. Principal payments began on January 1, 2015 and are due on the first day of each calendar month thereafter based on an amortization schedule with the principal balance due on the Maturity Date. For the nine months ended September 30, 2015 the Company made principal payments in the amount of $231,702. Interest expense on the Loan was $186,702 and $495,275 for the three and nine months ended September 30, 2015, respectively. Interest expense on the Loan was $191,576 and 244,980 for the three and nine months ended September 30, 2014, respectively.

 As of September 30, 2015, scheduled principal payments due in each calendar year listed below are as follows:

2015	$79,834
2016	325,323
2017	14,423,141
Total Future Payments	$14,828,298

Asheville Note Payable

In order to finance a portion of the purchase price of an approximately 8,840 square foot medical office building known as the Orthopedic Surgery Center, located in Asheville, North Carolina, on September 15, 2014 the Company entered into a Promissory Note with the Bank of North Carolina to borrow $1.7 million. The note bears interest on the outstanding principal balance at the simple, fixed interest rate of 4.75% per annum and all unpaid principal and interest is due on February 15, 2017. Commencing on October 15, 2014, the Company will make on the 15th of each calendar month until and including March 15, 2015, monthly payments consisting of interest only. Thereafter, commencing on April 15, 2015, the outstanding principal and accrued interest shall be payable in monthly amortizing payments of $10,986 each on the 15th day of each calendar month, until and including January 15, 2017. For the nine months ended September 30, 2015 the Company made principal payments in the amount of $25,002. Interest expense on the note was $20,433 and $61,101 for the three and nine months ended September 30, 2015, respectively. No interest expense was incurred on the note during the three and nine months ended September 30, 2014, respectively.

As of September 30, 2015, scheduled principal payments due in each calendar year listed below are as follows:

2015	$12,897
2016	52,719
2017	1,609,382
Total Future Payments	$1,674,998

Deferred Financing Costs

The Company incurred deferred financing costs related to the notes payable obtained for acquisitions. A rollforward of the deferred financing cost balance as of September 30, 2015 is as follows:

Balance as of December 31, 2014, net	$291,691
Deferred financing costs incurred – nine months ended September 30, 2015	137,735
Amortization expense – nine months ended September 30, 2015	(89,850)
Balance as of September 30, 2015, net	$339,576

Amortization expense was $30,257 and $89,850 for the three and nine months ended September 30, 2015, respectively. Amortization expense was $28,301 and $36,077 for the three and nine months ended September 30, 2014, respectively. Amortization expense is included in the “Interest Expense” line item in the accompanying Statements of Operations.

Note 5 – Shareholders’ Equity

Preferred Stock

The Company’s charter authorizes the issuance of 100,000,000 shares of preferred stock, par value $0.001 per share. As of September 30, 2015 and December 31, 2014, no shares of preferred stock were issued and outstanding.

Common Stock

The Company has 500,000,000 of authorized shares of common stock, $0.001 par value. As of September 30, 2015 and December 31, 2014, there were 250,000 outstanding common shares.

Pursuant to a previously declared dividend approved by the Board of Directors of the Company and in compliance with applicable provisions of the Maryland General Corporation Law, the Company has paid a monthly dividend of $0.0852 per share, an aggregate of $21,300 per month, each month during the period from January 1, 2015 through September 30, 2015. The September 2015 dividend amount of $21,300 was unpaid as of September 30, 2015 and therefore was accrued and included in the line item “Accounts Payable and Accrued Expenses” in the accompanying Balance Sheet as of September 30, 2015. This dividend was paid in October 2015.

Accordingly, during the nine months ended September 30, 2015 the Company recorded total dividends to holders of its common stock of $191,700, of which $170,400 were paid as of September 30, 2015.

Note 6 – Related Party Transactions

Management Agreement

On November 10, 2014, the Company entered into a Management Agreement, with an effective date of April 1, 2014, with Inter-American Management, LLC (the “Manager”), a Delaware limited liability company and an affiliate of the Company. Under the terms of the Management Agreement, the Manager is responsible for designing and implementing our business strategy and administering our business activities and day-to-day operations. For performing these services, the Company will pay the Manager a base management fee equal to the greater of (a) 2.0% per annum of the Company’s net asset value (the value of the Company’s assets less the value of the Company’s liabilities), or (b) $30,000 per calendar month. For the three and nine months ended September 30, 2015, management fees of $90,000 and $270,000, respectively, were incurred and expensed. For the three and nine months ended September 30, 2014, management fees of $90,000 and $180,000, respectively (incurred beginning April 1, 2014), were incurred and expensed. As of September 30, 2015 and December 31, 2014, cumulative management fees of $540,000 and $270,000, respectively, were incurred and expensed by the Company, due to the Manager, and remain unpaid. The unpaid management fee balance is included in the “Due to Related Parties, Net” line item in the accompanying Balance Sheets. Additionally, during the three months ended September 30, 2015 we expensed $227,000 that was paid to the Manager related to the West Mifflin acquisition.

Allocated General and Administrative Expenses

In the future, the Company may receive an allocation of general and administrative expenses from the Manager that are either clearly applicable to or were reasonably allocated to the operations of the properties. There were no allocated general and administrative expenses from the Manager for the three and nine months ended September 30, 2015 and September 30, 2014, respectively.

Convertible Debenture, Due to Majority Shareholder

As of September 30, 2015 and December 31, 2014, the outstanding principal balance of the Convertible Debenture was $9,991,940 and $5,446,102, respectively. During the three months ended September 30, 2015 ZH USA, LLC loaned the Company $4,545,838 to partially fund the West Mifflin transaction. Interest expense on the Convertible Debenture was $126,545 and $342,599 for the three and nine months ended September 30, 2015, respectively. Interest expense on the Convertible Debenture was $94,262 and $124,088 for the three and nine months ended September 30, 2014, respectively. As discussed in the “Notes Payable to Majority Shareholder” section below, during the nine months ended September 30, 2015, ZH USA, LLC loaned the Company a total of $350,000 in the form of notes payable in order to pay off all accrued interest and unpaid interest on the Convertible Debenture as of March 31, 2015, in the amount of approximately $341,000. Incurred and unpaid interest for the nine months ended September 30, 2015 of $235,169 is owed by the Company on the Convertible Debenture and is classified as “Accounts Payable and Accrued Expenses” on the accompanying Balance Sheets.

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

Notes Payable to Majority Shareholder

During the nine months ended September 30, 2015, ZH USA, LLC made two loans to the Company in the amounts of $250,000 and $100,000 ($350,000 total loaned) in the form of notes payable that were primarily used to pay in full all accrued and unpaid interest on the Convertible Debenture as of March 31, 2015 in the amount of approximately $341,000. As of September 30, 2015 and December 31, 2014, the notes payable to the majority shareholder balance was $388,195 and $38,195, respectively. The notes payable balance is unsecured, due on demand, and non-interest bearing.

Due to related parties, net

A detail of the due to related parties, net balance as of September 30, 2015 and December 31, 2014 is as follows:

	September 30, 2015	December 31, 2014

Due from Manager (a)	$114,598	$42,915
Due to Manager – management fees (b)	(540,000)	(270,000)
Due to Manager – other funds (c)	(139,881)	(103,683)
Due to affiliated REIT (c)	(15,000)	-
Due to related parties, net	$(580,283)	$(330,768)

(a)

Funds loaned by the Company were primarily used by the Manager for the Asheville facility acquisition and for general corporate purposes. An additional $71,683 was loaned by the Company during the nine months ended September 30, 2015.

(b)

Management fees incurred by the Company and unpaid were $270,000 during the nine months ended September 30, 2015.

(c)

Fund received by the Company were primarily used for general corporate purposes. An additional $51,198 was received by the Company during the nine months ended September 30, 2015.

Note 7 – Rental Revenue

The aggregate annual minimum cash to be received by the Company on the noncancelable operating leases related to the Omaha, Asheville, and West Mifflin facilities in effect as of September 30, 2015, are as follows in the calendar years listed below.

2015	$663,775
2016	2,685,284
2017	2,548,786
2018	2,561,584
2019	2,630,556
Thereafter	17,574,709
Total Future Receipts	$28,664,694

Note 8 – Omaha Land Lease Rent Expense

The Omaha facility land lease currently expires in 2033, subject to future renewal options of up to 50 years by the Company. Under the terms of the land lease, annual rents increase 12.5% every fifth anniversary of the lease and therefore rental expense is recognized by the Company on a straight line basis. During the three and nine months ended September 30, 2015 the Company expensed a total of $46,768 and $61,738 related to this land lease, respectively, which is included in the “General and Administrative” expense line item in the accompanying Statements of Operations. The Company expensed $14,969 related to the land lease during the three and nine months ended September 30, 2014.

The aggregate minimum cash payments to be made by the Company on the non-cancelable Omaha facility related land lease in effect as of September 30, 2015, are as follows in the calendar years listed below.

2015	$14,969
2016	59,877
2017	59,877
2018	63,619
2019	67,362
Thereafter	1,040,948
Total Future Payments	$1,306,652

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

Note 10 – Subsequent Events

On October 6, 2015, the Company entered into an asset purchase agreement with an unrelated party R&K Healthcare Real Estate, L.L.C., a Texas limited liability company, to acquire an 84-bed, approximately 104,369 square foot acute care hospital facility located on 18 acres in Lancaster, Texas, along with all real property and improvements for approximately $20.5 million. The property will be leased back via a triple net lease agreement that expires in 2035. The tenant has two successive options to renew the lease for five year periods. The acquisition will be funded by third party debt and convertible borrowings from the Company’s majority shareholder. The acquisition is expected to be completed by no later than December 31, 2015.

In October 2015 the Company paid the dividend that was declared on September 17, 2015 in the amount of $0.0852 per share to the holders of the Company’s common stock of record as of the close of business on September 29, 2015. The amount of the dividend paid was $21,300.

On October 16, 2015, the Company declared a dividend of $0.0852 per share payable to the holders of its common stock of record at the close of business October 30, 2015. Dividends shall be paid no later than the 20th day of the following month subject to compliance with applicable provisions of the Maryland General Corporation Law. The aggregate amount of the dividend to be paid was $21,300.

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

Overview

Global Medical REIT Inc. (the “Company”) was incorporated in the state of Nevada on March 18, 2011 under the name Scoop Media, Inc. (“Scoop Media”), which was acquired by the Hong Kong company ZH International Holdings Limited (formerly known as Heng Fai Enterprises, Ltd.) in 2013. ZH International Holdings Limited is a Hong Kong listed company engaged in real estate development, investments, management and sales, hospitality management and investments and REIT management. The Company re-domiciled into a Maryland corporation effective January 6, 2014 and as discussed below its principal investment strategy is to develop and manage a portfolio of real estate assets in the healthcare industry, which includes the real estate of hospitals and medical centers.

On June 29, 2015, Joy Town Inc., a company incorporated in the British Virgin Islands, acquired a controlling interest in Heng Fai Enterprises, Ltd. On September 7, 2015, Heng Fai Enterprises, Ltd. changed its name to ZH International Holdings Limited.

ZH International Holdings Limited, is a Hong Kong listed company engaged in real estate development, investments, management and sales, hospitality management and investments and REIT management. ZH International Holdings Limited owns ZH USA, LLC, (formerly known as HFE USA, LLC) our majority shareholder. As of September 30, 2015, ZH USA, LLC owns an aggregate of 248,825 (or 99.5%) of the Company’s outstanding common stock.

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

We are in discussions with underwriters in order to pursue an offering of our securities to raise the capital needed to expand our business. Although ZH USA, LLC may lend us funds or invest in our securities for our continued working capital needs and we are in discussions with underwriters regarding a possible future offering of our securities, we have not entered into any agreement with ZH USA, LLC or any third parties for any future loans or investments in our company.

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

Properties

On September 25, 2015, the Company acquired a combined approximately 27,193 square foot surgery center and medical office building located in West Mifflin, Pennsylvania and the adjacent parking lot for approximately $11.35 million (approximately $11.6 million after including legal and related fees). The facilities are operated by Associates in Ophthalmology, LTD and Associates Surgery Centers, LLC, respectively, and leased back to those entities by the Company via two separate lease agreements that expire in 2030. Each lease has two successive options by the tenants to renew for five year periods. Base rent increases by 2% each lease year commencing on October 1, 2018. The property is owned fee simple. In connection with the acquisition of the facilities, the Company borrowed $7,377,500 from Capital One, National Association (“Capital One”) and funded the remainder of the purchase price with the proceeds from a convertible debenture (the “Convertible Debenture”) it issued to its majority shareholder in the total amount of $4,545,838.

The Company also owns an approximately 8,840 square foot medical office building known as the Orthopedic Surgery Center, located in Asheville, North Carolina that was acquired on September 19, 2014 for approximately $2.5 million and a 56-bed long term acute care hospital located at 1870 S 75th Street, Omaha, Nebraska that was acquired on June 5, 2014 for approximately $21.9 million.

Management Agreement

As discussed in Note 6 – “Related Party Transactions” in the footnotes to the accompanying financial statements, on November 10, 2014, we entered into a Management Agreement, with an effective date of April 1, 2014, with Inter-American Management, LLC (the “Manager”), our affiliate.

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

Impairment of Long Lived assets

The Company evaluates its real estate assets for impairment periodically or whenever events or circumstances indicate that its carrying amount may not be recoverable. If an impairment indicator exists, the Company compares the expected future undiscounted cash flows against the carrying amount of an asset. If the sum of the estimated undiscounted cash flows is less than the carrying amount of the asset, the Company records an impairment loss for the difference between the estimated fair value and the carrying amount of the asset. As of September 30, 2015 and December 31, 2014 no impairment was recorded as it was not deemed necessary.

Revenue Recognition

The Company’s operations currently consist of rental revenue earned from three tenants under leasing arrangements which provide for minimum rent, escalations, and charges to the tenant for the real estate taxes and operating expenses. The leases have been accounted for as operating leases. For operating leases with contingent rental escalators revenue is recorded based on the contractual cash rental payments due during the period. Revenue from leases with fixed annual rental escalators (such as the West Mifflin facility) are recognized on a straight-line basis over the initial lease period, subject to a collectability assessment. If the Company determines that collectability of rents is not reasonably assured, future revenue recognition is limited to amounts contractually owed and paid, and, when appropriate, an allowance for estimated losses is established.

The Company consistently assesses the need for an allowance for doubtful accounts, including an allowance for operating lease straight-line rent receivables, for estimated losses resulting from tenant defaults, or the inability of tenants to make contractual rent and tenant recovery payments. The Company also monitors the liquidity and creditworthiness of its tenants and operators on a continuous basis. This evaluation considers industry and economic conditions, property performance, credit enhancements and other factors. For operating lease straight-line rent amounts, the Company's assessment is based on amounts estimated to be recoverable over the term of the lease. As of September 30, 2015 and December 31, 2014 no allowance was recorded as it was not deemed necessary.

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

Results of Operations

Revenues

Total revenue for the three months ended September 30, 2015 was $487,102, compared with $409,002 for the same period in 2014, an increase of $78,100. The increase is primarily a result of rental revenue earned from our Asheville facility for the entire 2015 three month period as the Asheville facility was acquired on September 19, 2014 and therefore the prior three month period only included revenue from the facility for eleven days. Additionally the 2015 three month period reflects a rent increase at the Omaha facility commencing in July 2015 and six days of revenue earned from the West Mifflin facility that was acquired on September 25, 2015.

Total revenue for the nine months ended September 30, 2015 was $1,405,140, compared with $522,827 for the same period in 2014, an increase of $882,313. The increase is primarily a result of rental revenue earned from our Omaha and Asheville facilities for the entire 2015 nine month period as the Omaha facility was acquired on June 5, 2014 and the Asheville facility was acquired on September 19, 2014 and therefore the prior nine month period did not include revenue from the facilities for the entire period. Additionally, as discussed above, the 2015 nine month period reflects a rent increase at the Omaha facility commencing in July 2015 and six days of revenue earned from the West Mifflin facility that was acquired on September 25, 2015.

Management Fees

Management fees for the three months ended September 30, 2015 and September 30, 2014 were $90,000. These amounts consist of $30,000 incurred per month under the terms of the Management Agreement we entered into effective as of April 1, 2014.

Management fees for the nine months ended September 30, 2015 were $270,000, compared with $180,000 for the same period in 2014, an increase of $90,000. The increase is a result of a full nine months of management fees incurred and payable under the terms of the Management Agreement for the 2015 nine month period compared to only six months incurred for the 2014 period (April 1, 2014 thru September 30, 2014).

General and Administrative

General and administrative expense for the three months ended September 30, 2015 were $377,810, compared with $51,941 for the same period in 2014, an increase of $325,869. The increase was primarily a result of $227,000 of one-time acquisition costs that were expensed during the 2015 three month period related to the West Mifflin facility as well as from an increase in ground rent from the straight line recognition of the expense. Additionally, the increase resulted from an increase in professional fees incurred (primarily accounting and legal) and other general office expenses during the 2015 three month period as that period included the results of the Asheville facility for the full period (acquired in September 2014). The increase was partially offset by $48,400 of a one-time acquisition cost that was expensed during the 2014 three month period related to the Asheville facility.

General and administrative expense for the nine months ended September 30, 2015 were $518,591, compared with $506,448 for the same period in 2014, an increase of $12,143. The increase was primarily a result of $227,000 of one-time acquisition costs that were expensed during the 2015 nine month period related to the West Mifflin facility as well as from an increase in ground rent from the straight line recognition of the expense. Additionally, the increase resulted from an increase in professional fees incurred (primarily accounting and legal) and other general office expenses during the 2015 nine month period as that period included the results of the Omaha and Asheville facilities for the full period (acquired in June 2014 and September 2014, respectively). The increase was partially offset by $454,866 and $48,400 of one-time acquisition costs that were expensed during the 2014 nine month period related to the Omaha and Asheville facilities, respectively.

Depreciation Expense

For the three months ended September 30, 2015 depreciation expense was $153,148 compared with $138,528 for the same period in 2014, an increase of $14,620. The increase is a result of depreciation incurred for the entire 2015 three month period related to the Asheville facility that was acquired on September 19, 2014 and therefore the prior three month period did not incur depreciation expense or the full period.

For the nine months ended September 30, 2015 depreciation expense was $446,491 compared with $177,245 for the same period in 2014, an increase of $269,246. The increase is primarily a result of depreciation incurred on our Omaha and Asheville facilities for the entire 2015 nine month period as the Omaha facility was acquired on June 5, 2014 and the Asheville facility was acquired on September 19, 2014 and therefore the prior nine month period did not incur depreciation expense for the full period.

Interest Expense

For the three months ended September 30, 2015 interest expense was $363,937 (comprised of interest expense on borrowings of $333,680 and deferred financing cost amortization of $30,257) compared with $314,139 (comprised of interest expense on borrowings of $285,838 and deferred financing cost amortization of $28,301) for the same period in 2014. The increase was primarily a result of interest incurred during the 2015 three month period on borrowings from the majority shareholder and the third party loan both used to finance the September 2014 Asheville acquisition.

For the nine months ended September 30, 2015 interest expense was $988,825 (comprised of interest expense on borrowings of $898,975 and deferred financing cost amortization of $89,850) compared with $405,145 (comprised of interest expense on borrowings of $369,068 and deferred financing cost amortization of $36,077) for the same period in 2014. The increase was primarily a result of interest incurred during the 2015 three month period from increased borrowings from the majority shareholder to finance the Omaha, Asheville, and West Mifflin acquisitions, a full nine months of interest incurred during the 2015 period on the third party loans to acquire the Omaha facility in June 2014 and the Asheville facility in September 2014, and additional amortization expense incurred during the full 2015 nine period related to deferred financing costs on the loans obtained to acquire the three facilities.

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

Cash Flow Information

Net cash used in operating activities for the nine months ended September 30, 2015 was $80,165, which was primarily derived from the payoff of accrued interest on the Convertible Debenture during the first quarter of 2015, partially offset by depreciation and deferred financing amortization expense and accrued management fees. We anticipate cash flows from operating activities to increase as we purchase additional properties and have a full year of operations from our recent acquisitions.

Net cash used in investing activities for the nine months ended September 30, 2015 was $11,680,355, which resulted primarily from the acquisition of the West Mifflin facility in September 2015.

Net cash provided by financing activities for the nine months ended September 30, 2015 was $11,759,697. Cash flows provided by financing activities were derived primarily from proceeds received from Capital One and our majority shareholder used to fund the West Mifflin acquisition, partially offset by cash paid for dividends, debt principal payments, and deferred financing costs.

Our continued operations and expansion are dependent upon our ability to obtain additional working capital. Historically our controlling shareholder has lent us funds that we have combined with debt financing to complete acquisitions of medical properties. We are in discussions with underwriters in order to pursue an offering of our securities to raise the capital needed to expand our business. Although ZH USA, LLC may lend us funds or invest in our securities for our continued working capital needs and we are in discussions with underwriters regarding a possible future offering of our securities, we have not entered into any agreement with ZH USA, LLC or any third parties for any future loans or investments in our company. In the event we are unable to raise capital needed for our proposed business, we will have to seek additional financing, and no assurances can be given that such financing would be available on a timely basis, on terms that are acceptable or at all. Failure to obtain additional financing could result in delay or indefinite postponement of our proposed business expansion which would materially adversely affect our results of operations and financial condition and threaten our financial viability.

Dividends

Pursuant to a previously declared dividend approved by the Board of Directors of the Company and in compliance with applicable provisions of the Maryland General Corporation Law, the Company has paid a monthly dividend of $0.0852 per share, an aggregate of $21,300 per month, each month during the period from January 1, 2015 through September 30, 2015. The September 2015 dividend amount of $21,300 was unpaid as of September 30, 2015 and therefore was accrued and included in the line item “Accounts Payable and Accrued Expenses” in the accompanying Balance Sheet as of September 30, 2015. This dividend was paid in October 2015.

Accordingly, during the nine months ended September 30, 2015 the Company recorded total dividends to holders of its common stock of $191,700, of which $170,400 were paid as of September 30, 2015.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act that are designed to ensure that information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to management, including the principal executive and financial officer as appropriate, to allow timely decisions regarding required disclosures. Our principal executive officer and principal financial officer evaluated the effectiveness of disclosure controls and procedures as of September 30, 2015 pursuant to Rule 13a-15(b) under the Exchange Act. Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective to ensure that information required to be included in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

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

Item 1A. Risk Factors.

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

10.6

Asset Purchase Agreement between Global Medical REIT Inc. and Associates Properties, LP dated as of July 31, 2015 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A as filed with the Commission on October 26, 2015).

10.7

Purchase Agreement between Global Medical REIT Inc. and Associates Properties II, LP dated as of July 31, 2015 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K/A as filed with the Commission on October 26, 2015).

10.8

Term Loan and Security Agreement between GMR Pittsburgh, LLC and Capital One, National Association dated as of September 25, 2015 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Commission on October 1, 2015).

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

GLOBAL MEDICAL REIT INC.

Date: November 3, 2015	By:	/s/ David A. Young
David A. Young
Chief Executive Officer (Principal Executive Officer)

Date: November 3, 2015	By:	/s/ Donald McClure
Donald McClure
Chief Financial Officer (Principal Financial and Accounting Officer)