Form 10-K
period 2015-12-31
Global Medical REIT Inc.
filed 2016-03-21
CIK 1533615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

  X .  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold as of the last business day of the registrant’s most recently completed second fiscal quarter: $0 on June 30, 2015.

As of March 21, 2016 there were 1,426,656 shares of the registrant’s common stock, par value of $0.001 per share outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Report”) contains forward-looking statements within the meaning of the federal securities laws. In particular, statements pertaining to our capital resources, healthcare facility performance and results of operations, among others, contain forward-looking statements. You can identify forward-looking statements by the use of forward-looking terminology including, but not limited to, “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates” or “anticipates” or the negative of these words and phrases or similar words or phrases which are predictions of or indicate future events or trends and which do not relate solely to historical matters. You can also identify forward-looking statements by discussions of strategy, plans or intentions.

Forward-looking statements involve numerous risks and uncertainties and you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data or methods which may be incorrect or imprecise and we may not be able to realize them. We do not guarantee that the transactions and events described will happen as described (or that they will happen at all). The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

•

general economic conditions;

•

adverse economic or real estate developments, either nationally or in the markets in which our healthcare facilities are located;

•

our failure to generate sufficient cash flows to service our outstanding indebtedness;

•

fluctuations in interest rates and increased operating costs;

•

our ability to deploy the debt and equity capital we raise;

•

our ability to raise additional equity and debt capital on terms that are attractive or at all;

•

our ability to make distributions on shares of our common stock;

•

general volatility of the market price of our common stock;

•

our lack of operating history;

•

changes in our business or strategy;

•

our dependence upon key personnel whose continued service is not guaranteed;

•

our ability to identify, hire and retain highly qualified personnel in the future;

•

the degree and nature of our competition;

•

changes in governmental regulations, tax rates and similar matters;

•

defaults on or non-renewal of leases by tenant-operators;

•

decreased rental rates or increased vacancy rates;

•

difficulties in identifying healthcare facilities to acquire and completing acquisitions;

•

competition for investment opportunities;

•

our failure to successfully develop, integrate and operate acquired healthcare facilities and operations;

•

the financial condition and liquidity of, or disputes with, joint venture and development partners with whom we may make co-investments in the future;

•

changes in accounting policies generally accepted in the United States of America, or GAAP;

•

lack of or insufficient amounts of insurance;

•

other factors affecting the real estate industry generally;

•

our failure to qualify and maintain our qualification as a real estate investment trust (“REIT”) for U.S. federal income tax purposes;

•

limitations imposed on our business and our ability to satisfy complex rules in order for us to qualify as a REIT for U.S. federal income tax purposes; and

•

changes in governmental regulations or interpretations thereof, such as real estate and zoning laws and increases in real property tax rates and taxation of REITs.

While forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance. We disclaim any obligation to update or revise any forward-looking statement to reflect changes in underlying assumptions or factors, of new information, data or methods, future events or other changes after the date of this Report, except as required by applicable law. You should not place undue reliance on any forward-looking statements that are based on information currently available to us or the third parties making the forward-looking statements.

CERTAIN TERMS USED IN THIS REPORT

When this Report uses the words “we,” “us,” “our,” and the “Company,” they refer to Global Medical REIT Inc., unless otherwise indicated.

“ZH International Holdings Limited” (formerly known as “Heng Fai Enterprises, Ltd.”) is a Hong Kong company which owns or controls ZH USA, LLC, our majority stockholder.

“ZH USA, LLC” (formerly known as “HFE USA, LLC”) is a Delaware limited liability company owned by ZH International Holdings Limited. ZH USA, LLC is our majority stockholder.

“Inter-American Management” refers to Inter-American Management, LLC, a Delaware limited liability company owned or controlled by an affiliate of ZH USA, LLC.

“SEC” and the “Commission” refer to the United States Securities and Exchange Commission.

“Common stock” refers to the common shares in our capital stock.

Our consolidated financial statements are stated in United States dollars (US $) and are prepared in accordance with United States generally accepted accounting principles.

“Fiscal year ended December 31, 2015” refers to the Company’s twelve month audited period from January 1, 2015 through December 31, 2015.

“Four months ended December 31, 2014” refers to the Company’s four month audited transition period from September 1, 2014 through December 31, 2014.

PART I

ITEM 1.

BUSINESS

Organization

Global Medical REIT Inc. (the “Company”) was originally incorporated in the state of Nevada on March 18, 2011 under the name Scoop Media, Inc. (“Scoop Media”), which was acquired by the Hong Kong company ZH International Holdings Limited (formerly known as Heng Fai Enterprises, Ltd.) in 2013. The Company changed to its current name effective January 6, 2014 in connection with its re-domestication into a Maryland corporation and change of strategy to focus on the acquisition and leasing of licensed purpose-built healthcare facilities.

On June 29, 2015, Joy Town Inc., a company incorporated in the British Virgin Islands, acquired a controlling interest in Heng Fai Enterprises, Ltd. On September 7, 2015, Heng Fai Enterprises, Ltd. changed its name to ZH International Holdings Limited.

ZH International Holdings Limited, is a Hong Kong listed company engaged in real estate development, investments, management and sales, hospitality management and investments and REIT management. ZH International Holdings Limited owns ZH USA, LLC, (formerly known as HFE USA, LLC) the Company’s majority stockholder. As of December 31, 2015, ZH USA, LLC owns an aggregate of 248,825 (or 99.5%) of the Company’s outstanding common stock.

On March 14, 2016, the Company formed an operating partnership subsidiary through which the Company intends to hold substantially all of its assets and conduct substantially all of its operations and investment activities going forward.

Overview

We are a Maryland corporation engaged primarily in the acquisition and leasing of licensed, state-of-the-art, purpose-built healthcare facilities in select markets with leading clinical operators with dominant market share. We are externally managed and advised by Inter-American Management LLC, our advisor (the “Advisor”), which is an entity owned or controlled by an affiliate of ZH USA, LLC. Our management team has significant healthcare, real estate and public real estate investment trust, or REIT, experience and has long-established relationships with a wide range of healthcare providers, which we believe will provide us a competitive advantage in sourcing growth opportunities that produce attractive risk-adjusted returns.

We believe that the aging of America in conjunction with the expansion of health insurance is increasing the need for specialized healthcare facilities leased to premier practice groups, healthcare systems and corporate providers that will capture the growth in age-related procedures. These leading medical operators require state-of-the-art facilities that through their technology and design enhance the quality of care provided and improve clinical outcomes for patients. We seek to invest in these purpose-built, specialized facilities, such as surgery centers, specialty hospitals and outpatient treatment centers, in order to align with contemporary trends in the delivery of best healthcare practices. Our healthcare facilities are leased to established providers that, through clinical expertise and strong management, operate sustainable and dominant practices. We target markets with high demand for premium healthcare services, and within those markets, assets that are strategically located to take advantage of the decentralization of healthcare. We believe that our investment in the confluence of state-of-the-art medical facilities, market dominant tenant-operators and strategic sub-markets enhances clinical outcomes and provides attractive risk-adjusted returns to our stockholders.

Our healthcare facilities are typically fully leased, or under contract to be leased, under long-term triple-net leases on the date of purchase. We may acquire existing healthcare facilities under sale-leaseback or similar arrangements, or we may contract to purchase facilities under development that are being built to an operator’s specifications. Most of our tenant-operators are physician group tenant-operators, community hospital tenant-operators and corporate medical treatment chain operators that are leading clinical operators in the markets they serve.

For details about our portfolio of assets, refer to Item 2. – “Properties” herein.

Our Objectives and Growth Strategy

Our principal business objective is to provide attractive risk-adjusted returns to our stockholders through a combination of (i) sustainable and increasing rental income that allows us to pay reliable, increasing dividends, and (ii) potential long-term appreciation in the value of our healthcare facilities and common stock. Our primary strategies to achieve our business objective are to:

•

acquire state-of-the-art, licensed medical facilities that through their technology and design enhance the quality of care provided and improve clinical outcomes for patients;

•

target facilities that are built and adapted to contemporary best healthcare practices;

•

lease each facility to a single, local market leading medical provider who has sustained and is successfully managing excellent clinical and profitable practices;

•

focus on practice types that are highly dependent on their purpose-built real estate to deliver core medical procedures, such as cardiovascular treatment, cosmetic plastic surgery, eye surgery, gastroenterology, oncology treatment and orthopedics;

•

originate the majority of our investments by working directly with the operating medical providers in our target markets;

•

create value by negotiating new leases rather than acquiring leased fee returns via acquisition of already rented healthcare facilities;

•

lease the facilities under long-term triple-net leases with contractual rent escalations; and

•

efficiently and rapidly grow our portfolio to drive economies of scale and diversification.

We believe that healthcare facilities with the following technological and design characteristics, which are generally consistent with our current portfolio, will enable us to achieve strong risk-adjusted returns:

•

state-of-the-art intensive care and operating room equipment and imaging technology;

•

efficient and contiguous patient treatment space for imaging, pre-operation, surgery, post-surgery and recovery phases of care;

•

state-of-the-art infection control materials in patient treatment room surfaces;

•

specialized sub-micron filtration HVAC in operating rooms;

•

high capacity and modern back-up emergency power generation;

•

highly durable and energy efficient internal and external construction materials, including membrane roofing; and

•

fiber optic cabling incorporated in initial construction.

Financing Strategy:

The primary objective of our financing strategy is to maintain financial flexibility with a prudent capital structure using retained cash flows, long-term debt and the issuance of common and preferred stock to finance our growth. We seek to manage our balance sheet by maintaining prudent financial ratios and leverage levels. We intend to (i) achieve opportunistic and reasonable debt service with leverage that initially approaches approximately 60% of the fair market value of our healthcare facilities, and lower ratios as we grow our equity capital base, (ii) establish a secured revolving credit facility to finance acquisitions in concert with other debt instruments, (iii) create staggered debt maturities that are aligned to our expected average lease term, positioning us to re-price parts of our capital structure as our rental rates change with market conditions, (iv) achieve easier and faster access to the equity capital markets using a shelf registration statement once we are eligible to use Form S-3, which we expect to occur in August 2016, and (v) access international capital to avoid market cycle shortages and enhance acquisition expediency. We are not subject to any limitations on the amount of leverage we may use, and accordingly, the amount of leverage we use may be significantly less or greater than we currently anticipate.

Healthcare Industry and Healthcare Real Estate Market Opportunity

We believe the U.S. healthcare industry is continuing its rapid pace of growth due to increasing healthcare expenditures, favorable demographic trends, evolving patient preferences and recently enacted government initiatives. Furthermore, we believe these factors are contributing to the increasing need for healthcare providers to enhance the delivery of healthcare by, among other things, integrating real estate solutions that focus on higher quality, more efficient and conveniently located patient care.

U.S. Healthcare Spending Expected to Increase 5.8% per Year over Next Decade

According to the United States Department of Health and Human Services, or HHS, healthcare spending was approximately 17.5% of U.S. gross domestic product, or GDP, in 2014. The anticipated continuing increase in demand for healthcare services, together with an evolving complex and costly regulatory environment, changes in medical technology and reductions in government reimbursements are expected to pressure capital-constrained healthcare providers to find cost effective solutions for their real estate needs.

We believe the demand of healthcare providers for healthcare facilities will increase as health spending in the United States continues to increase.

Aging U.S. Population Driving Increase in Demand for Healthcare Services

The general aging of the population, driven by the baby boomer generation and advances in medical technology and services which increase life expectancy, is a key driver of the growth in healthcare expenditures. We believe that demographic trends in the United States, including in particular an aging population, will result in continued growth in the demand for healthcare services, which in turn will lead to an increasing need for a greater supply of modern, well-located healthcare facilities.

Between 2015 and 2060, the U.S. population over 65 years of age is projected to more than double from 47.8 million to nearly 98.2 million and the 85 and older population is expected to more than triple, from 6.3 million to 19.7 million. The number of older Americans is also growing as a percentage of the total U.S. population with the number of persons older than 65 estimated to comprise 14.9% of the total U.S. population in 2015 and projected to grow to 23.6% by 2060.

Affordable Care Act Driving Increase in Insured Americans

The Patient Protection and Affordable Care Act of 2010, or Affordable Care Act, represents a significant overhaul of many aspects of healthcare regulations and health insurance and requires every American to have health insurance or be subjected to a tax. The percentage of insured Americans has increased significantly since the enactment of the Affordable Care Act in 2010. The number of uninsured Americans decreased from 44.2 million in 2013 to 35.5 million in 2014, a decrease of 24.5%. HHS predicts that the Affordable Care Act will result in an additional 35 million Americans having health insurance by 2020, which we believe will increase the frequency of physician office visits. Accordingly, we believe the increased demand for healthcare services will result in the need for healthcare providers to invest in the expansion of medical, outpatient and smaller specialty outpatient-oriented hospital facilities.

Clinical Care Continues to Shift to Outpatient Facilities

We believe the continued shift in the delivery of healthcare services to outpatient facilities will increase the need for smaller, more specialized and efficient hospitals and outpatient facilities that more effectively accommodate those services. Procedures traditionally performed in hospitals, such as certain types of surgery, are increasingly moving to outpatient facilities driven by advances in clinical science, shifting consumer preferences, limited or inefficient space in existing hospitals and lower costs in the outpatient environment. Additionally, studies by the American Hospital Association show that outpatient visits per thousand have grown approximately 50.8% from 1993 to 2013, whereas inpatient admissions per thousand have declined 10.9%. This continuing shift in delivery of healthcare services to an outpatient environment increases the need for additional outpatient facilities and smaller, more specialized and efficient hospitals.

We believe that healthcare is delivered more cost effectively and with higher patient satisfaction when it is provided on an outpatient basis. We believe the Affordable Care Act, and healthcare market trends toward outpatient care will continue to push healthcare services out of larger, older, inefficient hospitals and into newer, more efficient and conveniently located outpatient facilities and smaller specialized hospitals. Increased specialization within the medical field is also driving demand for medical facilities that are purpose-built for particular specialties.

Evidence-Based Design Influencing Healthcare Real Estate

Evidence-based design, or EBD, is an increasingly recognized component of healthcare real estate. EBD demonstrates that there is an interrelatedness between the design of a healthcare facility and patient outcomes. EBD research indicates that certain design elements, such as efficient layouts, placement of sinks and bathrooms, orientation of furniture, size of hallways and uniformity of surgical rooms, have an important impact on productivity, safety, health and morale for both physicians and patients.

We believe that as EBD research becomes more widely recognized and reproduced, healthcare facilities without these design principles will be disadvantaged. We believe that leading medical providers will increasingly desire and require modern, purpose-built facilities with state of the art technology and efficient layouts, such as those that we own in our current portfolio. We believe that this positions us to outperform other healthcare facility owners over time.

Qualification as a REIT

Our business strategy is conducive to a more favorable tax structure whereby we may qualify and elect to be treated as a REIT for U.S. federal income tax purposes. We plan to elect to be taxed as REIT under U.S. federal income tax laws commencing with our contemplated taxable year ending December 31, 2016. We believe that, commencing with 2016, we will have been organized and have operated in such a manner as to qualify for taxation as a REIT under all of the federal income tax laws, and we intend to continue to operate in such a manner. We, however, cannot provide assurances that we will operate in a manner so as to qualify or remain qualified as a REIT.

In order to qualify as a REIT, a substantial percentage of the Company’s assets must be qualifying real estate assets and a substantial percentage of the Company’s income must be rental revenue from real property or interest on mortgage loans. We must elect under the U.S. Internal Revenue Code (the “Code”) to be treated as a REIT. Subject to a number of significant exceptions, a corporation that qualifies as a REIT generally is not subject to U.S. federal corporate income taxes on income and gains that it distributes to its stockholders, thereby reducing its corporate level taxes.

Competition

Our healthcare facilities often face competition from nearby hospitals and other healthcare facilities that provide comparable services. Similarly, our tenant-operators face competition from other medical practices and service providers at nearby hospitals and other healthcare facilities. From time to time and for reasons beyond our control, managed-care organizations may change their lists of preferred hospitals or in-network physicians. Physicians also may change hospital affiliations. If competitors of our tenant-operators or competitors of the associated healthcare delivery systems with which our healthcare facilities are strategically aligned have greater geographic coverage, improve access and convenience to physicians and patients, provide or are perceived to provide higher quality services, recruit physicians to provide competing services at their facilities, expand or improve their services or obtain more favorable managed-care contracts, our tenant-operators may not be able to successfully compete. Any reduction in rental revenues resulting from the inability of our tenant-operators or the associated healthcare delivery systems with which our healthcare facilities are strategically aligned to compete in providing medical services and/or receiving sufficient rates of reimbursement for healthcare services rendered may have a material adverse effect on our business, financial condition and results of operations, our ability to make distributions to our stockholders and the trading price of our common stock.

Government Regulation

The healthcare industry is heavily regulated by U.S. federal, state and local governmental authorities. Our tenant-operators generally will be subject to laws and regulations covering, among other things, licensure, and certification for participation in government programs, billing for services, privacy and security of health information and relationships with physicians and other referral sources. In addition, new laws and regulations, changes in existing laws and regulations or changes in the interpretation of such laws or regulations could negatively affect our financial condition and the financial condition of our tenant-operators. These changes, in some cases, could apply retroactively. The enactment, timing or effect of legislative or regulatory changes cannot be predicted.

Many states regulate the construction of healthcare facilities, the expansion of healthcare facilities, the construction or expansion of certain services, including by way of example specific bed types and medical equipment, as well as certain capital expenditures through certificate of need, or CON, laws. Under such laws, the applicable state regulatory body must determine a need exists for a project before the project can be undertaken. If one of our tenant-operators seeks to undertake a CON-regulated project, but is not authorized by the applicable regulatory body to proceed with the project, the tenant-operator would be prevented from operating in its intended manner.

Failure to comply with these laws and regulations could adversely affect us directly and our tenant-operators’ ability to make rent payments to us, which may have an adverse effect on our business, financial condition and results of operations, our ability to make distributions to our stockholders and the trading price of our common stock.

Fraud and Abuse Laws

There are various federal and state laws prohibiting fraudulent and abusive business practices by healthcare providers who participate in, receive payments from or are in a position to make referrals in connection with government-sponsored healthcare programs, including the Medicare and Medicaid programs. Our lease arrangements with certain tenant-operators may also be subject to these fraud and abuse laws.

These laws include without limitation:

•

the Federal Anti-Kickback Statute, which prohibits, among other things, the offer, payment, solicitation or receipt of any form of remuneration in return for, or to induce, the referral of any U.S. federal or state healthcare program patients;

•

the Federal Physician Self-Referral Prohibition (commonly called the “Stark Law”), which, subject to specific exceptions, restricts physicians who have financial relationships with healthcare providers from making referrals for designated health services for which payment may be made under Medicare or Medicaid programs to an entity with which the physician, or an immediate family member, has a financial relationship;

•

the False Claims Act, which prohibits any person from knowingly presenting false or fraudulent claims for payment to the federal government, including under the Medicare and Medicaid programs;

•

the Civil Monetary Penalties Law, which authorizes the Department of Health and Human Services to impose monetary penalties for certain fraudulent acts; and

•

state anti-kickback, anti-inducement, anti-referral and insurance fraud laws which may be generally similar to, and potentially more expansive than, the federal laws set forth above.

Violations of these laws may result in criminal and/or civil penalties that range from punitive sanctions, damage assessments, penalties, imprisonment, denial of Medicare and Medicaid payments and/or exclusion from the Medicare and Medicaid programs. In addition, the Affordable Care Act clarifies that the submission of claims for items or services generated in violation of the Anti-Kickback Statute constitutes a false or fraudulent claim under the False Claims Act. The federal government has taken the position, and some courts have held, that violations of other laws, such as the Stark Law, can also be a violation of the False Claims Act. Additionally, certain laws, such as the False Claims Act, allow for individuals to bring whistleblower actions on behalf of the government for violations thereof. Imposition of any of these penalties upon one of our tenant-operators or strategic partners could jeopardize that tenant-operator’s ability to operate or to make rent payments or affect the level of occupancy in our healthcare facilities, which may have a material adverse effect on our business, financial condition and results of operations, our ability to make distributions to our stockholders and the trading price of our common stock. Further, we enter into leases and other financial relationships with healthcare delivery systems that are subject to or impacted by these laws. In the future we may have other investors who are healthcare providers in certain of our subsidiaries that own our healthcare facilities. If any of our relationships, including those related to the other investors in our subsidiaries, are found not to comply with these laws, we and our physician investors may be subject to civil and/or criminal penalties.

Environmental Matters

Under various U.S. federal, state and local laws, ordinances and regulations, current and prior owners and tenant-operators of real estate may be jointly and severally liable for the costs of investigating, remediating and monitoring certain hazardous substances or other regulated materials on or in such healthcare facility. In addition to these costs, the past or present owner or tenant-operator of a healthcare facility from which a release emanates could be liable for any personal injury or property damage that results from such releases, including for the unauthorized release of asbestos-containing materials and other hazardous substances into the air, as well as any damages to natural resources or the environment that arise from such releases. These environmental laws often impose such liability without regard to whether the current or prior owner or tenant-operator knew of, or was responsible for, the presence or release of such substances or materials. Moreover, the release of hazardous substances or materials, or the failure to properly remediate such substances or materials, may adversely affect the owner’s or tenant’s ability to lease, sell, develop or rent such healthcare facility or to borrow by using such healthcare facility as collateral. Persons who transport or arrange for the disposal or treatment of hazardous substances or other regulated materials may be liable for the costs of removal or remediation of such substances at a disposal or treatment facility, regardless of whether or not such facility is owned or operated by such person.

Certain environmental laws impose compliance obligations on owners and tenant-operators of real property with respect to the management of hazardous substances and other regulated materials. For example, environmental laws govern the management and removal of asbestos-containing materials and lead-based paint. Failure to comply with these laws can result in penalties or other sanctions. If we are held liable under these laws, our business, financial condition and results of operations, our ability to make distributions to our stockholders and the trading price of our common stock may be adversely affected.

Medicare and Medicaid Programs

Sources of revenue for our tenant-operators typically include the U.S. federal Medicare program, state Medicaid programs, private insurance payors and health maintenance organizations. Healthcare providers continue to face increased government and private payor pressure to control or reduce healthcare costs and significant reductions in healthcare reimbursement, including reduced reimbursements and changes to payment methodologies under the Affordable Care Act. The Congressional Budget Office, or CBO, estimates the reductions required by the Affordable Care Act in the future will include cuts to Medicare fee-for-service payments, the majority of which will come from hospitals, and that some hospitals will become insolvent as a result of the reductions. In some cases, private insurers rely on all or portions of the Medicare payment systems to determine payment rates which may result in decreased reimbursement from private insurers. The Affordable Care Act will likely increase enrollment in plans offered by private insurers who choose to participate in state-run exchanges, but the Affordable Care Act also imposes new requirements for the health insurance industry, including prohibitions upon excluding individuals based upon pre-existing conditions which may increase private insurer costs and, thereby, cause private insurers to reduce their payment rates to providers. At this time, it is difficult to predict the full effects of the Affordable Care Act and its impact on our business, our revenues and financial condition and those of our tenant-operators due to the law’s complexity, lack of implementing regulations or interpretive guidance, gradual implementation and possible amendment. The Affordable Care Act could adversely affect the reimbursement rates received by our tenant-operators, the financial success of our tenant-operators and strategic partners and consequently us.

If the United States economy enters a recession or slower growth, this could negatively affect state budgets, thereby putting pressure on states to decrease spending on state programs including Medicaid. The need to control Medicaid expenditures may be exacerbated by the potential for increased enrollment in state Medicaid programs due to unemployment and declines in family incomes. Historically, states have often attempted to reduce Medicaid spending by limiting benefits and tightening Medicaid eligibility requirements. Potential reductions to Medicaid program spending in response to state budgetary pressures could negatively impact the ability of our tenant-operators to successfully operate their businesses.

Efforts by payors to reduce healthcare costs will likely continue which may result in reductions or slower growth in reimbursement for certain services provided by some of our tenant-operators. A reduction in reimbursements to our tenant-operators from third-party payors for any reason could adversely affect our tenant-operators’ ability to make rent payments to us which may have a material adverse effect on our business, financial condition and results of operations, our ability to make distributions to our stockholders and the trading price of our common stock.

Employees

As of March 21, 2016, we had no employees. The Company is externally managed by the Advisor. The Advisor provides the services of the officers and other management personnel of the Company.

ITEM 1A.

RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this Item 1A within this Report.

ITEM 1B.

UNRESOLVED STAFF COMMENTS

None.

ITEM 2.

PROPERTIES

Our business office is located at 4800 Montgomery Lane, Suite 450, Bethesda MD, 20814. The office space is allocated to us from the Advisor at prevailing rental rates and terms.

Properties Owned as of December 31, 2015

Tennessee Facilities

On December 31, 2015, the Company acquired a six building, 52,266 square foot medical clinic portfolio for a purchase price of $20.0 million (approximately $20.2 including legal and related fees). Five of the facilities are located in Tennessee and one facility is located in Mississippi. The portfolio will be leased back through Gastroenterology Center of the Midsouth, P.C. via an absolute triple-net lease agreement that expires in 2027. The tenant has two successive options to renew the lease for five year periods on the same terms and conditions as the primary non-revocable lease term with the exception of rent, which will be computed at the same rate of escalation used during the fixed lease term. Base rent increases by 1.75% each lease year commencing on January 1, 2018. The property is owned in fee simple. Funding for the transaction and all related costs was received in the form of a convertible debenture (“Convertible Debenture”) the Company issued to its majority stockholder in the total amount of $20,900,000. Refer to Note 6 – “Related Party Transactions” for additional details regarding the funding of this transaction.

West Mifflin Facility

On September 25, 2015, the Company acquired a combined approximately 27,193 square foot surgery center and medical office building located in West Mifflin, Pennsylvania and the adjacent parking lot for approximately $11.35 million (approximately $11.6 million including legal and related fees). The facilities are operated by Associates in Ophthalmology, LTD and Associates Surgery Centers, LLC, respectively, and leased back to those entities by the Company via two separate lease agreements that expire in 2030. Each lease has two successive options by the tenants to renew for five year periods. Base rent increases by 2% each lease year commencing on October 1, 2018. The property is owned in fee simple. In connection with the acquisition of the facilities, the Company borrowed $7,377,500 from Capital One, National Association (“Capital One”) and funded the remainder of the purchase price with the proceeds from a Convertible Debenture it issued to its majority stockholder in the total amount of $4,545,838. Refer to Note 4 – “Notes Payable Related to Acquisitions” and Note 6 – “Related Party Transactions” for additional details regarding the funding of this transaction.

Asheville Facility

On September 19, 2014, the Company acquired an approximately 8,840 square foot medical office building known as the Orthopedic Surgery Center, located in Asheville, North Carolina for approximately $2.5 million. The Asheville facility is subject to an operating lease which expires in 2017, with lease options to renew up to five years. The property is owned in fee simple. In connection with the acquisition of the Asheville facility, the Company borrowed $1.7 million from the Bank of North Carolina and funded the remainder of the purchase price with the proceeds from a Convertible Debenture it issued to its majority stockholder and with the Company’s existing cash. Refer to Note 4 – “Notes Payable Related to Acquisitions” for additional details regarding the funding of this transaction.

Omaha Facility

On June 5, 2014, the Company completed the acquisition of a 56-bed long term acute care hospital located at 1870 S 75th Street, Omaha, Nebraska for approximately $21.7 million (approximately $21.9 million including legal fees). The Omaha facility is operated by Select Specialty Hospital – Omaha, Inc. pursuant to a sublease which expires in 2023, with sub lessee options to renew up to 60 years. The real property where the Omaha facility and other improvements are located is subject to a land lease with Catholic Health Initiatives, a Colorado nonprofit corporation (the “land lease”). The land lease initially was to expire in 2023 with sub lessee options to renew up to 60 years. However, as of December 31, 2015, the Company exercised two five-year lease renewal options and therefore the land lease currently expires in 2033, subject to future renewal options by the Company. In connection with the acquisition of the Omaha facility in June 2014, the Company borrowed $15.06 million from Capital One and funded the remainder of the purchase price with funds from its majority stockholder. Refer to Note 4 – “Notes Payable Related to Acquisitions” for additional details regarding the funding of this transaction.

The Omaha facility’s obligations under the sublease with Select Specialty Hospital – Omaha, Inc. are fully guaranteed by its parent company, Select Medical Corporation (NYSE: SEM). Information about Select Medical Corporation, including its audited historical financial statements, can be obtained from its Annual Report on Form 10-K and other reports and filings available on its website at http://www.selectmedical.com/ or on the SEC website at www.sec.gov.

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

As of March 21, 2016 there were approximately 35 record holders, an unknown number of additional holders whose stock is held in “street name” and 1,426,656 shares of common stock issued and outstanding.

Effective November 7, 2014, the Company amended its articles of incorporation to increase the number of authorized shares of common stock, $0.001 par value (the “common stock”), from 100,000,000 to 500,000,000 and effected a reverse stock split of the outstanding shares of its common stock at the ratio of 1-for-400 (the “Reverse Stock Split”). As of December 31, 2015 and December 31, 2014, there were 250,000 outstanding common shares. All references to shares of the Company’s common stock in this Report refer to the number of shares of common stock after giving effect to the Reverse Stock Split (unless otherwise indicated).

Pursuant to a previously declared dividend approved by the Board of Directors of the Company (the “Board of Directors”) and in compliance with applicable provisions of the Maryland General Corporation Law, the Company has paid a monthly dividend of $0.0852 per share, an aggregate of $21,300 per month, each month during the twelve month period from January 1, 2015 through December 31, 2015. Accordingly, during the twelve months ended December 31, 2015 the Company paid total dividends to holders of its common stock in the amount of $255,600. During the four months ended December 31, 2014, the Company paid total dividends to holders of its common stock in the amount of $85,200.

ITEM 6.

SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this Item 6.

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

Fiscal Year

We changed our fiscal year from August 31 to the calendar twelve months ending December 31, effective beginning with the year ended December 31, 2014. As a result, our prior fiscal period was shortened from twelve months to a four-month transition period that ended on December 31, 2014. This change in fiscal year was required based upon our intention to qualify and be taxed as a real estate investment trust (“REIT”) for federal income tax purposes.

Overview

Global Medical REIT Inc. (the “Company”) was originally incorporated in the state of Nevada on March 18, 2011 under the name Scoop Media, Inc. (“Scoop Media”), which was acquired by the Hong Kong company ZH International Holdings Limited (formerly known as Heng Fai Enterprises, Ltd.) in 2013. The Company changed to its current name effective January 6, 2014 in connection with its re-domestication into a Maryland corporation and change of strategy to focus on the acquisition and leasing of licensed purpose-built healthcare facilities.

The Company’s primary investor goal is to provide attractive risk-adjusted returns and maximize sustainable distributable cash flow. The Company’s principal investment strategy is to act on the opportunities created by the changing healthcare environment by acquiring, selectively developing and managing locally critical medical properties that are core to medical operator businesses and that meet the Company’s investment criteria. In general, the Company seeks to acquire or develop specialty medical properties in desirable markets with tenants who are expected to prosper in the changing healthcare delivery environment. The Company focuses on specialty medical properties, including medical office buildings, outpatient treatment and diagnostic facilities, physical group practice clinics, ambulatory surgery centers, and specialty hospitals and treatment centers. The Company has four wholly owned Delaware limited liability subsidiaries that were formed to own the facilities within the Company’s portfolio.

On June 29, 2015, Joy Town Inc., a company incorporated in the British Virgin Islands, acquired a controlling interest in Heng Fai Enterprises, Ltd. On September 7, 2015, Heng Fai Enterprises, Ltd. changed its name to ZH International Holdings Limited.

ZH International Holdings Limited, is a Hong Kong listed company engaged in real estate development, investments, management and sales, hospitality management and investments and REIT management. ZH International Holdings Limited owns ZH USA, LLC, (formerly known as HFE USA, LLC) the Company’s majority stockholder. As of December 31, 2015, ZH USA, LLC owns an aggregate of 248,825 (or 99.5%) of the Company’s outstanding common stock.

On March 14, 2016, the Company entered into a series of internal agreements and transactions pursuant to which the Company has implemented an “UPREIT” operating partnership structure. The Company and its wholly owned subsidiary, Global Medical REIT GP LLC, a Delaware limited liability company (the “GP”), entered into an Agreement of Limited Partnership pursuant to which the Company serves as the initial limited partner, and the GP serves as the sole general partner, of the Company’s operating partnership, Global Medical REIT L.P., a Delaware limited partnership (the “OP”) (the “Partnership Agreement”).  The Company entered into a Contribution and Assignment Agreement (the “Contribution Agreement”) with the OP pursuant to which the Company contributed to the OP 100% of the limited liability company interests in two wholly owned subsidiaries that own certain of the Company’s properties in exchange for limited partnership units of the OP. These subsidiaries are GMR Plano, LLC, a Delaware limited liability company, and GMR Memphis, LLC, a Delaware limited liability company.  The Company intends to contribute its ownership interests in the subsidiaries that own the Company’s other properties upon receipt of the required lender consents.

The Company is the sole member of the GP, which is the sole general partner of the OP. Going forward, the Company will conduct substantially all of its operations and make substantially all of its investments through the OP. Pursuant to the Partnership Agreement, though the GP, the Company will have full, complete and exclusive responsibility and discretion in the management and control of the OP, including the ability to cause the OP to enter into certain major transactions including acquisitions, dispositions, refinancings and selection of lessees, to make distributions to partners and to cause changes in the OP’s business activities.

Management Agreement

On November 10, 2014, we entered into a Management Agreement, with an effective date of April 1, 2014, with Inter-American Management, LLC (the “Advisor”), our affiliate. Under the terms of the Management Agreement, the Advisor is responsible for designing and implementing our business strategy and administering our business activities and day-to-day operations. For performing these services, we will pay the Advisor a base management fee equal to the greater of (a) 2.0% per annum of our net asset value (the value of our assets less the value of our liabilities), or (b) $30,000 per calendar month. For the twelve months ended December 31, 2015 and the four months ended December 31, 2014, management fees of $360,000 and $120,000, respectively, were incurred and expensed by the Company, due to the Advisor, and remain unpaid as of December 31, 2015. Additionally, during the twelve months ended December 31, 2015 the Company expensed $400,000 and $227,000 that were paid to the Advisor for the acquisitions of the Tennessee facilities and the West Mifflin facility, respectively. For the four months ended December 31, 2014 the Company expensed $48,400 that was paid to the Advisor related to the acquisition of the Asheville facility in September 2014.

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

Income Taxes

We plan on electing to be taxed as a REIT for federal income tax purposes beginning in 2016. REITs are generally not subject to federal income taxes if we can meet many specific requirements. If we fail to qualify as a REIT in any taxable year, we will be subject to federal and state income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate tax rates, and we may be ineligible to qualify as a REIT for subsequent tax years. Even if we qualify as a REIT, we may be subject to certain state or local income taxes, and if we create a Taxable REIT Subsidiary (“TRS”), the TRS will be subject to federal, state and local taxes on its income at regular corporate rates. We recognize the tax effects of uncertain tax positions only if the position is more likely than not to be sustained upon audit, based on the technical merits of the position. We have not identified any material uncertain tax positions and recognize interest and penalties in income tax expense, if applicable. We are currently not under examination by any income tax jurisdiction.

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

Revenue Recognition

The Company’s operations currently consist of rental revenue earned from three tenants under leasing arrangements which provide for minimum rent, escalations, and charges to the tenant for the real estate taxes and operating expenses. The leases have been accounted for as operating leases. For operating leases with contingent rental escalators revenue is recorded based on the contractual cash rental payments due during the period. Revenue from leases with fixed annual rental escalators are recognized on a straight-line basis over the initial lease term, subject to a collectability assessment. If the Company determines that collectability of rents is not reasonably assured, future revenue recognition is limited to amounts contractually owed and paid, and, when appropriate, an allowance for estimated losses is established.

The Company consistently assesses the need for an allowance for doubtful accounts, including an allowance for operating lease straight-line rent receivables, for estimated losses resulting from tenant defaults, or the inability of tenants to make contractual rent and tenant recovery payments. The Company also monitors the liquidity and creditworthiness of its tenants and operators on a continuous basis. This evaluation considers industry and economic conditions, property performance, credit enhancements and other factors. For operating lease straight-line rent amounts, the Company's assessment is based on amounts estimated to be recoverable over the term of the lease. As of December 31, 2015 and December 31, 2014 no allowance was recorded as it was not deemed necessary.

Fair Value of Financial Instruments

Fair value is a market-based measurement and should be determined based on the assumptions that market participants would use in pricing an asset or liability. In accordance with ASC Topic 820, the valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The three levels are defined as follows:

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

The Company considers the carrying values of cash and cash equivalents, escrow deposits, accounts and other receivables, and accounts payable and accrued expenses to approximate the fair value for these financial instruments because of the short period of time since origination or the short period of time between origination of the instruments and their expected realization. Due to the short-term nature of these instruments, Level 1 and Level 2 inputs are utilized to estimate the fair value of these financial instruments.

Results of Operations

Trends Which May Influence Results of Operations

We believe the following trends in the healthcare real estate market positively affect the acquisition, ownership, development and management of healthcare real estate:

•

growing healthcare expenditures;

•

an aging population;

•

a continuing shift towards outpatient care;

•

implementation of the Affordable Care Act;

•

physician practice group and hospital consolidation;

•

healthcare industry employment growth;

•

expected monetization and modernization of healthcare real estate;

•

a highly fragmented healthcare real estate market; and

•

a limited new supply of medical office space.

Fiscal Year

We changed our fiscal year from August 31 to the calendar twelve months ending December 31, effective beginning with the year ended December 31, 2014. As a result, our prior fiscal period was shortened from twelve months to a four-month transition period that ended on December 31, 2014. This change in fiscal year was required based upon our intention to qualify and be taxed as a REIT for federal income tax purposes.

The results of operations discussed below are for the calendar year ended December 31, 2015 and for the four-month period from September 1, 2014 through December 31, 2014. As a result, we do not believe that a comparison between the periods and a variance explanation related to amounts presented in our consolidated balance sheets, consolidated statements of operations and consolidated statements of cash flow would be meaningful to users.

As of December 31, 2015 we had four facilities in our portfolio, acquired on December 31, 2015, September 25, 2015, September 19, 2014, and June 5, 2014, respectively. The property acquired on December 31, 2015 recognized no revenue during the fiscal year ended December 31, 2015. As of December 31, 2014 we had the two properties that were acquired during 2014 in our portfolio.

Our revenues for these periods consisted of rent received from our medical facilities and our expenses consisted primarily of acquisition related expenses derived from the acquisitions as well as general and administrative expenses.

Discussion of our Consolidated Results of Operations

Revenues

Total revenues for the twelve months ended December 31, 2015 were $2,061,667, which primarily consisted of $2,049,196 in rental revenue derived from our facilities.

Total revenues for the four months ended December 31, 2014 were $596,656, which primarily consisted of $596,585 in rental revenue derived from the base rental receipts from our Omaha and Asheville facilities that were acquired in June 2014 and September 2014, respectively.

Acquisition Fees – related party

Acquisition fees for the twelve months ended December 31, 2015 of $627,000 were comprised of $400,000 and 227,000 that were expensed in connection with the acquisitions of the Tennessee and West Mifflin facilities, respectively.

Acquisition fees for the four months ended December 31, 2014 were $48,400 that was expensed in connection with the acquisition of the Asheville facility in September 2014.

General and Administrative

General and administrative expenses for the twelve months ended December 31, 2015 were $505,141. This amount primarily included professional fees and services of $214,993, general office expenses of $81,894, ground rent related to the Omaha facility of 79,892, and travel and related expenses of $74,523.

General and administrative expenses for the four months ended December 31, 2014 were $182,930. This amount included professional fees and services of $102,054, general office expenses of $67,707, and ground rent related to the Omaha facility of 44,908.

Management Fees – related party

Management fees for the twelve months ended December 31, 2015 were $360,000 as provided for in the Management Agreement which became effective as of April 1, 2014.

Management fees for the four months ended December 31, 2014 were $120,000 as provided for in the Management Agreement.

Depreciation Expense

For the twelve months ended December 31, 2015, depreciation expense was $659,671 related to the West Mifflin, Asheville and Omaha facilities. No depreciation was recorded related to the Tennessee facilities as the acquisition closed on December 31, 2015.

For the four months ended December 31, 2014, depreciation expense was $200,499 related to the Omaha and Asheville facilities that were acquired in June 2014 and September 2014, respectively.

Interest Expense

For the twelve months ended December 31, 2015, interest expense of $1,519,102 results from interest incurred on our debt of $1,392,567 and the amortization of deferred financing costs in the amount of $126,535.

For the four months ended December 30, 2014, interest expense of $454,697 results from interest incurred on our debt of $415,268 and the amortization of deferred financing costs in the amount of $39,429.

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

Our long-term liquidity needs consist primarily of funds necessary to pay for the acquisition and maintenance of properties; non-recurring capital expenditures; interest and principal payments on our indebtedness discussed below; payment of quarterly dividends to our stockholders to the extent declared by our Board of Directors; and general and administrative expenses. The nature of our business, our aggressive growth plans and the requirement that we distribute at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gain, to our stockholders, may cause us to have substantial liquidity needs over the long-term. We will seek to satisfy our long-term liquidity needs through cash flow from operations, long-term secured and unsecured indebtedness, the issuance of debt and equity securities, property dispositions, and joint venture transactions. We have financed our operations and acquisitions to date through the funding by the majority stockholder and bank loans as discussed below. We expect to meet our operating liquidity requirements generally through cash on hand and cash provided by operations (as we acquire additional real estate assets). We anticipate that cash on hand, cash provided by operations, funding from financial institutions, and funding by our majority stockholder will be sufficient to meet our liquidity requirements for at least the next 12 months. Our assets are illiquid by their nature. Thus, a timely liquidation of assets might not be a viable source of short-term liquidity should a cash flow shortfall arise that causes a need for additional liquidity. It could be necessary to source liquidity from other financing alternatives should any such scenario arise.

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

Cash Flow Information

Net cash used in operating activities for the twelve months ended December 31, 2015 was $208,801, which was primarily derived from the net loss during the fiscal year partially offset by depreciation and amortization expense, an increase in accrued expenses, and accrued management fees. Net cash provided by operating activities for the four months ended December 31, 2014 was $129,184.

Net cash used in investing activities for the twelve months ended December 31, 2015 was $32,338,990. Cash flows used in investing activities were derived primarily from funds used for the acquisition of our West Mifflin and Tennessee facilities. Cash flows used in investing activities are heavily dependent upon the investment in properties and real estate assets. We anticipate cash flows used in investing activities to increase as we acquire additional properties in the future. Net cash used in investing activities for the four months ended December 31, 2014 was $2,549,550.

Net cash provided by financing activities for the twelve months ended December 31, 2015 was $41,643,255. Cash flows provided by financing activities were derived primarily from the $34.6 million funded by our majority stockholder to fund acquisitions and a loan obtained from Capital One in the amount of $7.4 million to fund the West Mifflin acquisition. We anticipate cash flows from financing activities to increase in the future as we raise additional funds from investors and incur debt to purchase properties. Net cash provided by financing activities for the four months ended December 31, 2014 was $2,483,688.

Dividends

Pursuant to a previously declared dividend approved by the Board of Directors and in compliance with applicable provisions of the Maryland General Corporation Law, the Company has paid a monthly dividend of $0.0852 per share, an aggregate of $21,300 per month, each month during the twelve month period from January 1, 2015 through December 31, 2015 and during the four month period from September 1, 2014 through December 31, 2014. Accordingly, during the twelve months ended December 31, 2015 the Company paid total dividends to holders of its common stock in the amount of $255,600. During the four months ended December 31, 2014, the Company paid total dividends to holders of its common stock in the amount of $85,200.

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

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this Item 7A.

ITEM 8.

CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Global Medical REIT Inc.

Bethesda, MD

We have audited the accompanying consolidated balance sheets of Global Medical REIT Inc. and its subsidiaries (collectively the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, stockholders’ (deficit) equity and cash flows for the year ended December 31, 2015 and for the period from September 1, 2014 through December 31, 2014. In connection with our audits of the consolidated financial statements, we have also audited financial statement schedule III.  These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Global Medical REIT Inc. and its subsidiaries as of December 31, 2015 and 2014 and the results of their operations and their cash flows for the year ended December 31, 2015 and for the period from September 1, 2014 through December 31, 2014, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ MaloneBailey, LLP

www.malonebailey.com

Houston, Texas

March 21, 2016

GLOBAL MEDICAL REIT INC.

Consolidated Balance Sheets

	As of
	December 31,	December 31,
	2015	2014
Assets

Investment in real estate:
Land	$4,563,852	$572,400
Building and improvements	51,574,271	23,801,362
	56,138,123	24,373,762
Less: accumulated depreciation	(989,251)	(329,580)
Investment in real estate, net	55,148,872	24,044,182
Cash	9,184,270	88,806
Restricted cash	447,627	197,719
Accounts receivable	-	2,793
Escrow deposits	454,310	14,877
Deferred assets	93,646	-
Total assets	$65,328,725	$24,348,377

Liabilities and Stockholders’ (Deficit) Equity

Liabilities:
Accrued expenses	$683,857	$338,764
Due to related party, net	847,169	330,768
Convertible debenture, due to majority stockholder	40,030,134	5,446,102
Note payable to majority stockholder	421,000	38,195
Notes payable, net of unamortized discount of $302,892 and $291,691, respectively	23,485,173	16,468,309
Total liabilities	65,467,333	22,622,138
Stockholders' (deficit) equity:
Preferred stock, $0.001 par value, 100,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock $0.001 par value, 500,000,000 shares authorized at December 31, 2015 and December 31, 2014, respectively; 250,000 shares issued and outstanding at December 31, 2015 and December 31, 2014, respectively	250	250
Additional paid-in capital	3,011,790	3,011,790
Accumulated deficit	(3,150,648)	(1,285,801)
Total stockholders' (deficit) equity	(138,608)	1,726,239
Total liabilities and stockholders' (deficit) equity	$65,328,725	$24,348,377

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL MEDICAL REIT INC.

Consolidated Statements of Operations

	Twelve Months Ended	Four Months Ended
	December 31, 2015	December 31, 2014

Revenue
Rental revenue	$2,049,196	$596,585
Other income	12,471	71
Total revenue	2,061,667	596,656

Expenses
Acquisition fees – related party	627,000	48,400
General and administrative	505,141	182,930
Management fees – related party	360,000	120,000
Depreciation expense	659,671	200,499
Interest expense	1,519,102	454,697
Total expenses	3,670,914	1,006,526
Net loss	$(1,609,247)	$(409,870)

Net loss per share – Basic and Diluted	$(6.44)	$(1.64)

Weighted average shares outstanding – Basic and Diluted	250,000	250,000

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL MEDICAL REIT INC.

Consolidated Statements of Stockholders’ (Deficit) Equity

	Common Stock		Additional
			Paid-in	Accumulated
	Shares	$ Amount	Capital	Deficit	Total

Balances, August 31, 2014	250,000	$250	$3,011,790	$(790,731)	$2,221,309

Net loss	-	-	-	(409,870)	(409,870)

Dividends to stockholders	-	-	-	(85,200)	(85,200)

Balances, December 31, 2014	250,000	250	3,011,790	(1,285,801)	1,726,239

Net loss	-	-	-	(1,609,247)	(1,609,247)

Dividends to stockholders	-	-	-	(255,600)	(255,600)

Balances, December 31, 2015	250,000	$250	$3,011,790	$(3,150,648)	$(138,608)

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL MEDICAL REIT INC.

Consolidated Statements of Cash Flows

	Twelve Months Ended	Four Months Ended
	December 31, 2015	December 31, 2014

Operating activities
Net loss	$(1,609,247)	$(409,870)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation expense	659,671	200,499
Amortization of deferred financing costs	126,535	39,429
Changes in operating assets and liabilities:
Accounts receivable	2,793	(2,793)
Prepaid expense	-	19,307
Deferred assets	(93,646)	-
Accrued expenses	345,093	162,612
Accrued management fees due to related party	360,000	120,000
Net cash (used in) provided by operating activities	(208,801)	129,184

Investing activities
Escrow deposits for purchase of properties	(439,433)	62
Loans to related party	(135,196)	(42,915)
Purchase of buildings and improvements	(31,764,361)	(2,506,697)
Net cash used in investing activities	(32,338,990)	(2,549,550)

Financing activities
Change in restricted cash	(249,908)	(60,218)
Loans from related party	291,597	40,683
Proceeds from convertible debenture to majority stockholder	34,584,032	910,000
Proceeds from note payable to majority stockholder	382,805	-
Proceeds from notes payable from acquisitions	7,377,500	1,700,000
Payments on notes payable from acquisitions	(349,435)	-
Payments of deferred financing costs	(137,736)	(21,577)
Dividends paid to stockholders	(255,600)	(85,200)
Net cash provided by financing activities	41,643,255	2,483,688

Net increase in cash and cash equivalents	9,095,464	63,322
Cash and cash equivalents—beginning of period	88,806	25,484
Cash and cash equivalents—end of period	$9,184,270	$88,806

Supplemental cash flow information:
Cash payments for interest	$1,165,157	$270,778

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL MEDICAL REIT INC.

Notes to Consolidated Financial Statements

Note 1 – Organization

Global Medical REIT Inc. (the “Company”) was originally incorporated in the state of Nevada on March 18, 2011 under the name Scoop Media, Inc. (“Scoop Media”), which was acquired by the Hong Kong company ZH International Holdings Limited (formerly known as Heng Fai Enterprises, Ltd.) in 2013. The Company changed to its current name effective January 6, 2014 in connection with its re-domestication into a Maryland corporation and change of strategy to focus on the acquisition and leasing of licensed purpose-built healthcare facilities.

The Company’s primary investor goal is to provide attractive risk-adjusted returns and maximize sustainable distributable cash flow. The Company’s principal investment strategy is to act on the opportunities created by the changing healthcare environment by acquiring, selectively developing and managing locally critical medical properties that are core to medical operator businesses and that meet the Company’s investment criteria. In general, the Company seeks to acquire or develop specialty medical properties in desirable markets with tenants who are expected to prosper in the changing healthcare delivery environment. The Company focuses on specialty medical properties, including medical office buildings, outpatient treatment and diagnostic facilities, physical group practice clinics, ambulatory surgery centers, and specialty hospitals and treatment centers. The Company has four wholly owned Delaware limited liability company subsidiaries that were formed to own the facilities within the Company’s portfolio. The wholly owned subsidiaries are as follows: GMR Memphis, LLC; GMR Pittsburgh, LLC; GMR Asheville, LLC, and GMR Omaha, LLC.

On June 29, 2015, Joy Town Inc., a company incorporated in the British Virgin Islands, acquired a controlling interest in Heng Fai Enterprises, Ltd. On September 7, 2015, Heng Fai Enterprises, Ltd. changed its name to ZH International Holdings Limited.

ZH International Holdings Limited, is a Hong Kong listed company engaged in real estate development, investments, management and sales, hospitality management and investments and real estate investment trust (“REIT”) management. ZH International Holdings Limited owns ZH USA, LLC, (formerly known as HFE USA, LLC) the Company’s majority stockholder. As of December 31, 2015, ZH USA, LLC owns an aggregate of 248,825 (or 99.5%) of the Company’s outstanding common stock.

Note 2 – Summary of Significant Accounting Policies

Fiscal Year

The Company changed its fiscal year from August 31 to the calendar twelve months ending December 31, effective beginning with the year ended December 31, 2014. As a result, the Company’s prior fiscal period was shortened from twelve months to a four-month transition period that began on September 1, 2014 and ended on December 31, 2014. The Company’s change in fiscal year was required based upon the Company’s intention to qualify and be taxed as a REIT for federal income tax purposes.

Consolidation Policy

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All material intercompany balances and transactions between the Company and its subsidiaries have been eliminated. See Note 1 – “Organization” for the names of our wholly owned subsidiaries.

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles requires the Company to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and footnotes. Actual results could differ from those estimates.

Presentation of Unamortized Debt Issuance Costs as Debt Discount

On April 7, 2015, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2015-03 entitled “Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”). Debt issuance costs include amounts paid to lenders and others to obtain financing and are amortized to interest expense on a straight-line basis over the term of the related loan, which approximates the effective interest method. In accordance with the provisions of ASU 2015-03, for fiscal years beginning after December 15, 2015, and interim periods within those years, debt issuance costs related to a recognized debt liability must be reclassified and presented as a debt discount in the Consolidated Balance Sheets and presented as a direct reduction from the carrying amount of that debt liability. The application of ASU 2015-03 is required to be applied retrospectively. The Company early adopted ASU 2015-03 effective for the fiscal year ended December 31, 2015. The adoption of ASU 2015-03 represents a change in accounting principal. See Note 4 – “Notes Payable Related to Acquisition” for additional details.

Income Taxes

The Company plans on electing to be taxed as a REIT for federal income tax purposes beginning in 2016. REITs are generally not subject to federal income taxes if the Company can meet many specific requirements. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal and state income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate tax rates, and the Company may be ineligible to qualify as a REIT for subsequent tax years. Even if the Company qualifies as a REIT, it may be subject to certain state or local income taxes, and if the Company creates a Taxable REIT Subsidiary (“TRS”), the TRS will be subject to federal, state and local taxes on its income at regular corporate rates. The Company recognizes the tax effects of uncertain tax positions only if the position is more likely than not to be sustained upon audit, based on the technical merits of the position. The Company has not identified any material uncertain tax positions and recognizes interest and penalties in income tax expense, if applicable. The Company is currently not under examination by any income tax jurisdiction.

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

Restricted Cash

Restricted cash represents cash required by a third party lender to be held by the Company as a reserve for debt service.

Escrow Deposits

Escrow deposits include funds held in escrow to be used for the acquisition of future properties.

Deferred Assets

The deferred asset balance of $93,646 as of December 31, 2015, consists of $23,295 in deferred rent receivable and $70,351 in deferred costs related to the Company’s securities offering. In accordance with the provisions of ASC Topic 340, “Other Assets and Deferred Costs,” the Company is deferring specific incremental costs directly attributable to its offering of equity securities and will charge them against the gross proceeds of the offering as a reduction of additional paid-in capital.

Revenue Recognition

The Company’s operations currently consist of rental revenue earned from three tenants under leasing arrangements which provide for minimum rent, escalations, and charges to the tenant for the real estate taxes and operating expenses. The leases have been accounted for as operating leases. For operating leases with contingent rental escalators revenue is recorded based on the contractual cash rental payments due during the period. Revenue from leases with fixed annual rental escalators are recognized on a straight-line basis over the initial lease term, subject to a collectability assessment. If the Company determines that collectability of rents is not reasonably assured, future revenue recognition is limited to amounts contractually owed and paid, and, when appropriate, an allowance for estimated losses is established.

The Company consistently assesses the need for an allowance for doubtful accounts, including an allowance for operating lease straight-line rent receivables, for estimated losses resulting from tenant defaults, or the inability of tenants to make contractual rent and tenant recovery payments. The Company also monitors the liquidity and creditworthiness of its tenants and operators on a continuous basis. This evaluation considers industry and economic conditions, property performance, credit enhancements and other factors. For operating lease straight-line rent amounts, the Company's assessment is based on amounts estimated to be recoverable over the term of the lease. As of December 31, 2015 and December 31, 2014 no allowance was recorded as it was not deemed necessary.

Segment Reporting

ASC Topic 280, “Segment Reporting,” establishes standards for reporting financial and descriptive information about a public entity's reportable segments. The Company has determined that they have one reportable segment, with activities related to investing in medical properties. The Company evaluates the operating performance of its investments on an individual asset level basis.

Fair Value of Financial Instruments

Fair value is a market-based measurement and should be determined based on the assumptions that market participants would use in pricing an asset or liability. In accordance with ASC Topic 820, the valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The three levels are defined as follows:

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

The Company considers the carrying values of cash and cash equivalents, escrow deposits, accounts and other receivables, and accounts payable and accrued expenses to approximate the fair value for these financial instruments because of the short period of time since origination or the short period of time between origination of the instruments and their expected realization. Due to the short-term nature of these instruments, Level 1 and Level 2 inputs are utilized to estimate the fair value of these financial instruments.

Related Party Disclosures

The Company enters into transactions with affiliated entities, or “related parties,” which are recorded net as “Due to Related Parties” in the accompanying Consolidated Balance Sheets. Related party disclosures are governed by ASC Topic 850, “Related Party Disclosures.” Refer to Note 6 – “Related Party Transactions” for additional information regarding the Company’s related party transactions.

Net Loss Per Share

The Company calculates basic and diluted loss per share using the weighted average common shares outstanding. The Company has no issued and outstanding non-vested shares of common stock and therefore no dilutive effects of non-vested shares and accordingly the Company’s calculation and the resulting amount of basic and diluted loss per share are identical.

Reclassification

The Company reclassified $197,719 from the line item “Cash and Cash Equivalents” in its accompanying Consolidated Balance Sheets as of December 31, 2014 into the line item “Restricted Cash” to properly reflect the Company’s funds that are restricted. The Company also reclassified $572,400 from the line item “Building and Improvements” in its accompanying Consolidated Balance Sheets as of December 31, 2014 into the line item “Land” to properly reflect the asset balances related to the acquisition of the Asheville facility in 2014.

Note 3 – Property Portfolio

A rollforward of the gross investment in land, building and improvements as of December 31, 2015 is as follows:

	Land	Building & Improvements	Gross Investment
Balances as of January 1, 2015	$572,400	$23,801,362	$24,373,762
Acquisitions:
Tennessee Facilities	2,704,452	17,451,238	20,155,690
West Mifflin Facility	1,287,000	10,321,671	11,608,671
Total Additions:	3,991,452	27,772,909	31,764,361
Balances as of December 31, 2015	$4,563,852	$51,574,271	$56,138,123

Properties Owned as of December 31, 2015

Tennessee Facilities

On December 31, 2015, the Company acquired a six building, 52,266 square foot medical clinic portfolio for a purchase price of $20.0 million (approximately $20.2 including legal and related fees). Five of the facilities are located in Tennessee and one facility is located in Mississippi. The portfolio will be leased back through Gastroenterology Center of the Midsouth, P.C. via an absolute triple-net lease agreement that expires in 2027. The tenant has two successive options to renew the lease for five year periods on the same terms and conditions as the primary non-revocable lease term with the exception of rent, which will be computed at the same rate of escalation used during the fixed lease term. Base rent increases by 1.75% each lease year commencing on January 1, 2018. The property is owned in fee simple. Funding for the transaction and all related costs was received in the form of a convertible debenture (“Convertible Debenture”) the Company issued to its majority stockholder in the total amount of $20,900,000. Refer to Note 6 – “Related Party Transactions” for additional details regarding the funding of this transaction.

West Mifflin Facility

On September 25, 2015, the Company acquired a combined approximately 27,193 square foot surgery center and medical office building located in West Mifflin, Pennsylvania and the adjacent parking lot for approximately $11.35 million (approximately $11.6 million including legal and related fees). The facilities are operated by Associates in Ophthalmology, LTD and Associates Surgery Centers, LLC, respectively, and leased back to those entities by the Company via two separate lease agreements that expire in 2030. Each lease has two successive options by the tenants to renew for five year periods. Base rent increases by 2% each lease year commencing on October 1, 2018. The property is owned in fee simple. In connection with the acquisition of the facilities, the Company borrowed $7,377,500 from Capital One, National Association (“Capital One”) and funded the remainder of the purchase price with the proceeds from a Convertible Debenture it issued to its majority stockholder in the total amount of $4,545,838. Refer to Note 4 – “Notes Payable Related to Acquisitions” and Note 6 – “Related Party Transactions” for additional details regarding the funding of this transaction.

Asheville Facility

On September 19, 2014, the Company acquired an approximately 8,840 square foot medical office building known as the Orthopedic Surgery Center, located in Asheville, North Carolina for approximately $2.5 million. The Asheville facility is subject to an operating lease which expires in 2017, with lease options to renew up to five years. The property is owned in fee simple. In connection with the acquisition of the Asheville facility, the Company borrowed $1.7 million from the Bank of North Carolina and funded the remainder of the purchase price with the proceeds from a Convertible Debenture it issued to its majority stockholder and with the Company’s existing cash. Refer to Note 4 – “Notes Payable Related to Acquisitions” for additional details regarding the funding of this transaction.

Omaha Facility

On June 5, 2014, the Company completed the acquisition of a 56-bed long term acute care hospital located at 1870 S 75th Street, Omaha, Nebraska for approximately $21.7 million (approximately $21.9 million including legal fees). The Omaha facility is operated by Select Specialty Hospital – Omaha, Inc. pursuant to a sublease which expires in 2023, with sub lessee options to renew up to 60 years. The real property where the Omaha facility and other improvements are located are subject to a land lease with Catholic Health Initiatives, a Colorado nonprofit corporation (the “land lease”). The land lease initially was to expire in 2023 with sub lessee options to renew up to 60 years. However, as of December 31, 2015, the Company exercised two five-year lease renewal options and therefore the land lease currently expires in 2033, subject to future renewal options by the Company. In connection with the acquisition of the Omaha facility in June 2014, the Company borrowed $15.06 million from Capital One and funded the remainder of the purchase price with funds from its majority stockholder. Refer to Note 4 – “Notes Payable Related to Acquisitions” for additional details regarding the funding of this transaction.

Depreciation expense was $659,671 and $200,499 for the twelve months ended December 31, 2015 and the four months ended December 31, 2014, respectively.

For information related to property transactions that occurred subsequent to December 31, 2015 refer to Note 11 – “Subsequent Events.”

Note 4 – Notes Payable Related to Acquisitions

Summary of Notes Payable Related to Acquisitions, Net of Debt Discount

As disclosed in Note 2 – “Summary of Significant Accounting Policies” effective for the fiscal year ended December 31, 2015, the Company early adopted the provisions of ASU 2015-03, which requires retrospective application. The adoption of ASU 2015-03 represents a change in accounting principle. A detail of the impact of adopting ASU 2015-03 on the Company’s Notes Payable Related to Acquisitions, net of unamortized discount balances, as of December 31, 2015 and December 31, 2014, is as follows

	December 31, 2015	December 31, 2014
Notes payable related to acquisitions, gross	$23,788,065	$16,760,000
Less: Unamortized debt discount (deferred financing costs)	(302,892)	(291,691)
Notes payable related to acquisitions, net	$23,485,173	$16,468,309

The Company incurred financing costs related to the Omaha, Asheville, and West Mifflin loans that are treated as debt discounts. A rollforward of the unamortized debt discount balance as of December 31, 2015 is as follows:

Balance as of January 1, 2015, net	$291,691
Additions – West Mifflin financing	137,736
Debt discount amortization expense	(126,535)
Balance as of December 31, 2015, net	$302,892

A rollforward of the unamortized debt discount balance as of December 31, 2014 is as follows:

Balance as of September 1, 2014, net	$309,543
Additions – Asheville financing	21,577
Debt discount amortization expense	(39,429)
Balance as of December 31, 2014, net	$291,691

Amortization expense is included in the “Interest Expense” line item in the accompanying Consolidated Statements of Operations.

West Mifflin Note Payable

In order to finance a portion of the purchase price for the West Mifflin facility, on September 25, 2015 the Company entered into a Term Loan and Security Agreement with Capital One to borrow $7,377,500. The note bears interest at 3.72% per annum and all unpaid interest and principal is due on September 25, 2020. Interest is paid in arrears and interest payments begin on November 1, 2015, and on the first day of each calendar month thereafter. Principal payments begin on November 1, 2018 and on the first day of each calendar month thereafter based on an amortization schedule with the principal balance due on the maturity date. The note may not be prepaid in whole or in part prior to September 25, 2017. Thereafter, the Company, at its option, may prepay the note at any time, in whole (but not in part) on at least thirty calendar days but not more than sixty calendar days advance written notice. The note has an early termination fee of two percent if prepaid prior to September 25, 2018. No principal payments were made for the twelve months ended December 31, 2015. The note balance as of December 31, 2015 was $7,377,500. Interest expense incurred on this note was $51,078 for the twelve months ended December 31, 2015.

As of December 31, 2015, scheduled principal payments due for each fiscal year ended December 31 are listed below as follows:

2018	$22,044
2019	136,007
2020	7,219,449
Total	$7,377,500

Asheville Note Payable

In order to finance a portion of the purchase price of the Asheville facility, on September 15, 2014 the Company entered into a Promissory Note with the Bank of North Carolina to borrow $1,700,000. The note bears interest on the outstanding principal balance at the simple, fixed interest rate of 4.75% per annum and all unpaid principal and interest is due on February 15, 2017. Commencing on October 15, 2014, the Company made on the 15th of each calendar month until and including March 15, 2015, monthly payments consisting of interest only. Thereafter, commencing on April 15, 2015, the outstanding principal and accrued interest shall be payable in monthly amortizing payments on the 15th day of each calendar month, until and including January 15, 2017. This note may be prepaid in part or in full at any time and no prepayment penalty will be assessed with respect to any amounts prepaid. The Company made principal payments in the amount of $37,899 for the twelve months ended December 31, 2015. No principal payments were made for the four months ended December 31, 2014. The note balance as of December 31, 2015 and December 31, 2014 was $1,662,101 and $1,700,000, respectively. Interest expense on this note was $81,160 and $20,188 for the twelve months ended December 31, 2015 and the four months ended December 31, 2014, respectively.

As of December 31, 2015, scheduled principal payments due for each fiscal year ended December 31 are listed below as follows:

2016	$52,719
2017	1,609,382
Total	$1,662,101

Omaha Note Payable

In order to finance a portion of the purchase price for the Omaha facility, on June 5, 2014 the Company entered into a Term Loan and Security Agreement with Capital One, National Association to borrower $15,060,000. The loan bears interest at 4.91% per annum and all unpaid interest and principal is due on June 5, 2017 (the “Maturity Date”). Interest is paid in arrears and payments began on August 1, 2014, and are due on the first day of each calendar month thereafter. Principal payments begin on January 1, 2015 and are due on the first day of each calendar month thereafter based on an amortization schedule with the principal balance due on the Maturity Date. The loan may not be prepaid in whole or in part prior to June 5, 2016, thereafter, the Company, at its option, may prepay the loan at any time, in whole (but not in part) on at least 30 calendar days’, but not more than 60 calendar days’, advance written notice. The prepayment amount will be equal to the outstanding principal balance of the loan, any accrued and unpaid interest and all other fees, expenses and obligations including an early termination fee of $301,200. The Company made principal payments in the amount of $311,536 for the twelve months ended December 31, 2015. No principal payments were made for the four months ended December 31, 2014. The note balance as of December 31, 2015 and December 31, 2014 was $14,748,464 and $15,060,000, respectively. Interest expense on this note was $679,987 and $252,644 for the twelve months ended December 31, 2015 and the four months ended December 31, 2014, respectively.

As of December 31, 2015, scheduled principal payments due for each fiscal year ended December 31 are listed below as follows:

2016	$325,323
2017	14,423,141
Total	$14,748,464

Note 5 – Stockholders’ Equity

Preferred Stock

The Company’s charter authorizes the issuance of 100,000,000 shares of preferred stock, par value $0.001 per share. As of December 31, 2015 and December 31, 2014, no shares of preferred stock were issued and outstanding.

Common Stock

The Company has 500,000,000 of authorized shares of common stock, $0.001 par value. As of December 31, 2015 and December 31, 2014, there were 250,000 outstanding common shares outstanding, respectively.

Effective November 7, 2014, the Company amended its articles of incorporation to increase the number of authorized shares of common stock, $0.001 par value (the “common stock”), from 100,000,000 to 500,000,000 and effected a reverse stock split of the outstanding shares of its common stock at the ratio of 1-for-400 (the “Reverse Stock Split”). As of December 31, 2014 and August 31, 2014, there were 250,000 outstanding common shares. All references to shares of the Company’s common stock in Report refer to the number of shares of common stock after giving effect to the Reverse Stock Split (unless otherwise indicated).

Pursuant to a previously declared dividend approved by the Board of Directors and in compliance with applicable provisions of the Maryland General Corporation Law, the Company has paid a monthly dividend of $0.0852 per share, an aggregate of $21,300 per month, each month during the twelve month period from January 1, 2015 through December 31, 2015 and also during the four month period from September 1, 2014 through December 31, 2014. Accordingly, during the twelve months ended December 31, 2015 the Company paid total dividends to holders of its common stock in the amount of $255,600. During the four months ended December 31, 2014, the Company paid total dividends to holders of its common stock in the amount of $85,200.

As disclosed in Note 11 – “Subsequent Events,” on March 2, 2016, ZH USA, LLC converted $15,000,000 of principal under the Convertible Debenture into 1,176,656 shares of our unregistered common stock. Shares of our unregistered common stock issuable to ZH USA, LLC under the Convertible Debenture are subject to customary anti-dilution rights in the event of stock splits, stock dividends and similar corporate events. The Convertible Debenture was issued in reliance upon the exemption from securities registration afforded by the provisions of Section 4(a)(2) of the Securities Act of 1933, as amended.

Note 6 – Related Party Transactions

Allocated General and Administrative Expenses

In the future, the Company may receive an allocation of general and administrative expenses from the Advisor that are either clearly applicable to or were reasonably allocated to the operations of the properties. There were no allocated general and administrative expenses from the Advisor for the fiscal year ended December 31, 2015 or for the four months ended December 31, 2014.

Convertible Debenture, due to Majority Stockholder

The Company has received funds from its majority stockholder ZH USA, LLC in the form of convertible interest bearing (8% per annum, payable in arrears) due on demand unsecured debt, which are classified as “Convertible debenture, due to majority stockholder” on the accompanying Consolidated Balance Sheets. The Company may prepay the note at any time, in whole or in part. ZH USA, LLC may elect to convert all or a portion of the outstanding principal amount of the note into shares of common stock in an amount equal to the principal amount of the note, together with accrued but unpaid interest, divided by $12.748.

A rollforward of the funding from ZH USA, LLC classified as convertible debenture, due to majority stockholder as of December 31, 2015 is as follows:

Balance as of January 1, 2015	$5,446,102
Funds advanced for Tennessee Facilities acquisition	20,900,000
Funds advanced for West Mifflin acquisition	4,545,838
Funds advanced for Plano acquisition (closed post 12.31.15; see Note 11)	9,000,000
Fund advanced to be used for future acquisitions	138,194
Total funded during twelve months ended December 31, 2015	34,584,032
Balance as of December 31, 2015	$40,030,134

A rollforward of the funding from ZH USA, LLC classified as convertible debenture, due to majority stockholder as of December 31, 2014 is as follows:

Balance as of September 1, 2014	$4,536,102
Proceeds received for convertible debenture	910,000
Balance as of December 31, 2014	$5,446,102

Interest expense on the convertible debenture was $581,342 and $142,436 for the twelve months ended December 31, 2015 and the four months ended December 31, 2014, respectively.

The Company analyzed the conversion option in the convertible debenture for derivative accounting treatment under ASC Topic 815, “Derivatives and Hedging,” and determined that the instrument does not qualify for derivative accounting. The Company therefore performed an analysis in accordance with ASC Topic 470-20, “Debt with Conversion and Other Options,” to determine if the conversion option was subject to a beneficial conversion feature and determined that the instrument does not have a beneficial conversion feature.

Note Payable to Majority Stockholder

The Company has received funds from its majority stockholder ZH USA, LLC in the form of a non-interest bearing due on demand note payable, which is classified as “Note payable to majority stockholder” on the accompanying Consolidated Balance Sheets.

A rollforward of the funding from the majority stockholder as of December 31, 2015 is as follows:

Balance as of January 1, 2015	$38,195
Proceeds received from majority stockholder	382,805
Balance as of December 31, 2015	$421,000

A rollforward of the funding from the majority stockholder as of December 31, 2014 is as follows:

Balance as of September 1, 2014	$38,195
Proceeds received from majority stockholder	-
Repayments of note payable	-
Balance as of December 31, 2014	$38,195

Due to Related Parties, Net

A rollforward of the due (to) from related parties balance, net as of December 31, 2015 is as follows:

	Due from Advisor	Due to Advisor –Mgmt. Fees	Due to Advisor – Other Funds	Due to Other Related Party	Total Due (To) From Related Parties, Net

Balance as of January 1, 2015	$42,915	(270,000)	(103,683)	-	(330,768)
Management fees due to Advisor (c)	-	(360,000)	-	-	(360,000)
Funds loaned by Advisor (a)	-	-	(136,597)	-	(136,597)
Funds loaned to Advisor (b)	135,196	-	-	-	135,196
Funds loaned by Other Related Party (a)	-	-	-	(155,000)	(155,000)
Balance as of December 31, 2015	$178,111	(630,000)	(240,280)	(155,000)	(847,169)

(a)

Total funds loaned to the Company of $291,597 were primarily used by the Company for general corporate purposes.

(b)

Funds loaned were used by the Advisor for the Asheville facility acquisition.

(c)

This amount represents a cash flow statement operating activity.

A rollforward of the due (to) from related parties balance, net as of December 31, 2014 is as follows:

	Due from Advisor	Due to Advisor –Mgmt. Fees	Due to Advisor – Other Funds	Due to Other Related Party	Total Due (To) From Related Parties, Net

Balance as of September 1, 2014	$-	(150,000)	(63,000)	-	(213,000)
Management fees due to Advisor	-	(120,000)	-	-	(120,000)
Funds loaned by Advisor	-	-	(40,683)	-	(40,683)
Funds loaned to Advisor	42,915	-	-	-	42,915
Balance as of December 31, 2014	$42,915	(270,000)	(103,683)	-	(330,768)

Management Agreement

On November 10, 2014, the Company entered into a Management Agreement, with an effective date of April 1, 2014, with Inter-American Management, LLC (the “Advisor”), a Delaware limited liability company and an affiliate of the Company. Under the terms of the Management Agreement, the Advisor is responsible for designing and implementing our business strategy and administering our business activities and day-to-day operations. For performing these services, the Company will pay the Advisor a base management fee equal to the greater of (a) 2.0% per annum of the Company’s net asset value (the value of the Company’s assets less the value of the Company’s liabilities), or (b) $30,000 per calendar month. For the twelve months ended December 31, 2015 and the four months ended December 31, 2014, management fees of $360,000 and $120,000, respectively, were incurred and expensed by the Company, due to the Advisor, and remain unpaid as of December 31, 2015. Additionally, during the twelve months ended December 31, 2015 the Company expensed $400,000 and $227,000 that were paid to the Advisor for the acquisitions of the Tennessee facilities and the West Mifflin facility, respectively. For the four months ended December 31, 2014 the Company expensed $48,400 that was paid to the Advisor related to the acquisition of the Asheville facility in September 2014.

Note 7 – Rental Revenue

The aggregate annual minimum cash to be received by the Company on the noncancelable operating leases related to its portfolio of facilities in effect as of December 31, 2015, are as follows for the subsequent years ended December 31; as listed below.

2016	$3,945,243
2017	3,790,242
2018	3,800,505
2019	3,864,307
2020	3,929,203
Thereafter	24,659,288
Total	$43,988,788

The Omaha facility constituted approximately 80% of the Company’s rental revenue for the twelve months ended December 31, 2015 and the West Mifflin and Asheville facilities constituted approximately 10% each. The Omaha facility constituted approximately 90% of the Company’s rental revenue for the four months ended December 31, 2014 and the Asheville facility constituted approximately 10%. The West Mifflin facility was not owned by the Company in 2014.

Note 8 – Omaha Land Lease Rent Expense

The Omaha facility land lease initially was to expire in 2023 with options to renew up to 60 years. However, as of December 31, 2015, the Company exercised two five-year lease renewal options and therefore the land lease currently expires in 2033, subject to future renewal options by the Company. Under the terms of the land lease, annual rents increase 12.5% every fifth anniversary of the lease. The initial land lease increase will occur in April 2017. During the fiscal year ended December 31, 2015 and the four months ended December 31, 2014, the Company expensed $79,892 and $44,908 related to this lease. The aggregate minimum cash payments to be made by the Company on the non-cancelable Omaha facility related land lease in effect as of December 31, 2015, are as follows for the subsequent years ended December 31; as listed below.

2016	$59,877
2017	59,877
2018	63,619
2019	67,362
2020	67,362
Thereafter	973,586
Total	$1,291,683

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

Note 10 – Income Taxes

For the 2016 tax year, the Company is planning to elect and qualify as a REIT under the Internal Revenue Code. To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement that the Company distribute at least 90% of its adjusted taxable income to its stockholders. It is management’s current intention to adhere to these requirements and be eligible to be a REIT for the year ended December 31, 2016. As a REIT, the Company generally will not be subject to corporate level federal income tax on taxable income currently distributed to stockholders. If the Company fails to qualify as a REIT for the 2016 tax year, it will be subject to federal and state income taxes at corporate tax rates. Even if the Company qualifies to be taxed as a REIT for 2016, it may be subject to federal and state taxes on any undistributed taxable income. For the 2016 tax year, the Company intends to distribute all of its taxable income; therefore, no provision for federal or state income taxes has been recorded in the financial statements.

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company had federal and state net operating loss carry forwards of approximately $1,352,000, which begin expiring in 2028. The Company has adopted ASC Topic 740, “Accounting for Income Taxes,” as of its inception. Pursuant to ASC Topic 740, the Company is required to compute tax asset benefits for non-capital losses carried forward. The potential benefit of the net operating loss has not been recognized in these financial statements because it cannot be assured it is more likely than not it will utilize the loss carried forward in future years.

Significant components of the deferred tax assets and liabilities as of December 31, 2015 and December 31, 2014, after applying enacted corporate income tax rates, are as follows:

	December 31, 2015	December 31, 2014
Deferred income tax asset:
Net operating loss carry forward	$460,000	$184,000
Valuation allowance	(460,000)	(184,000)
Net deferred tax asset	$-	$-

The Company periodically assesses the likelihood that it will be able to recover its deferred tax assets. The Company considers all available evidence, both positive and negative, including expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible profits. As a result of this analysis of all available evidence, both positive and negative, the Company concluded that it is not likely that its net deferred tax assets will ultimately be recovered; as such, it recorded a valuation allowance for the net operating loss and a reserve due to the anticipated REIT election for calendar year 2016.

The Company follows ASC Topic 740 to recognize, measure, present and disclose in our consolidated financial statements uncertain tax positions that it has taken or expects to take on a tax return. As of December 31, 2015 and December 31, 2014, the Company did not have any liabilities for uncertain tax positions that it believes should be recognized in its financial statements. The Company is not subject and has not been subject to any federal or state income tax examinations.

Note 11 – Subsequent Events

Completed Property Acquisition Subsequent to December 31, 2015

Plano Facility

On January 28, 2016, the Company closed on an Asset Purchase Agreement with an unrelated party Star Medreal, LLC, a Texas limited liability company, to acquire an approximately 24,000 square foot, eight bed acute hospital facility located in Plano, Texas, along with all real property and improvements thereto for approximately $17.5 million. Under the terms of the agreement, the Company was obligated to pay a development fee of $500,000 to Lumin, LLC at closing. The property will be leased back via an absolute triple-net lease agreement that expires in 2036. The tenant will be Star Medical Center, LLC and Lumin Health, LLC will serve as guarantor. Lumin Health, LLC is an affiliate and management company for Star Medical Center, LLC. The tenant has two successive options to renew the lease for ten year periods on the same terms and conditions as the primary non-revocable lease term with the exception of rent, which will be computed at then prevailing fair market value as determined by an appraisal process defined in the lease. The terms of the lease also provide for a tenant allowance up to $2.75 million for a 6,400 square foot expansion to be paid by the Company.

On January 28, 2016, the Company entered into a Promissory Note and Deed of Trust with East West Bank to borrow the principal amount of $9,223,500. The loan matures on January 28, 2021, five years from the closing date. At closing the Company paid the lender a non-refundable deposit of $50,000.00 and a non-refundable commitment fee of $46,117.50. The loan shall bear interest at a rate per annum equal to the Wall Street Journal Prime Rate (as quoted in the "Money Rates" column of The Wall Street Journal (Western Edition), rounded to two decimal places, as it may change from time to time, plus 0.50%, but not less than 4.0%. Loan payments will consist of both and interest and principal pay down component. The Company will begin making loan payments on March 10, 2016, and on the tenth day of each calendar month thereafter. The entire outstanding principal balance of the loan, together with accrued and unpaid interest and any other amounts due under the loan documents, will be due and payable on the maturity date. The Company may prepay the loan in full at any time, or in part from time to time, without premium or penalty.

Additional funding for this transaction was received from the Company’s majority stockholder during the year ended December 31, 2015 in the amount of $9,369,310 (consisting of $9,025,000 funded directly for this transaction and $344,310 that was in escrow from previous funding from the majority stockholder). The $9,369,310 was recorded by the Company as of December 31, 2015 as unsecured Convertible Debentures due to its majority stockholder on demand, bearing interest at eight percent per annum. The majority stockholder may elect to convert all or a portion of the outstanding principal amount of the Convertible Debenture into shares of the Company’s common stock in an amount equal to the principal amount of the Convertible Debenture, together with accrued but unpaid interest, divided by $12.748.

Executed Property Purchase Agreements Subsequent to December 31, 2015

Melbourne Facility

On January 8, 2016, the Company entered into a Purchase Agreement to acquire a 78,000 square-foot medical office building located on the Melbourne Bayfront for a purchase price of $15.45 million from Marina Towers, LLC, a Florida limited liability company. The facility is located at 709 S. Harbor City Blvd., Melbourne, FL on 1.9 acres of land. The acquisition includes the site and building, an easement on the adjacent property to the north for surface parking, all tenant leases, and above and below ground parking garages. The entire facility will be leased back to FCID Holdings, Inc. via a 10-year absolute triple-net master lease agreement that expires in 2026. The tenant has two successive options to renew the lease for five-year periods on the same terms and conditions as the primary non-revocable lease term with the exception of rent, which will be adjusted to the prevailing fair market rent at renewal and will escalate in successive years during the extended lease period at two percent annually. The acquisition, which the Company plans to fund using third party debt and Convertible Debenture, is expected to be completed by March 31, 2016.

Westland Facility

On February 23, 2016, the Company entered into a purchase agreement to acquire a two-story medical office building and ambulatory surgery center located in Westland, Michigan. The property contains 15,018 leasable square feet and is located on a 1.3 acre site. Under the purchase agreement, the Company would acquire the site and building, including parking for an aggregate purchase price of $4.75 million. The entire facility will be leased back to The Surgical Institute of Michigan, LLC under a triple-net master lease agreement that expires in 2026, subject to two successive five-year renewal options for the tenant on the same terms as the initial lease, except that the rental rate will be subject to adjustment upon each renewal based on then-prevailing market rental rates. The purchase agreement contains customary covenants, representations and warranties. The Company’s due diligence period expires on March 28, 2016. The Company expects to close the acquisition in March 2016, although there can be no assurance that the transaction will close.

Dividends

On January 19, 2016, the Company declared a dividend of $0.0852 per share payable to the holders of its common stock of record at the close of business January 27, 2016. Dividends shall be paid no later than the 20th day of the following month subject to compliance with applicable provisions of the Maryland General Corporation Law. The aggregate amount of the dividend was $21,300.

On February 17, 2016, the Company declared a dividend of $0.0852 per share payable to the holders of its common stock of record at the close of business February 26, 2016. Dividends shall be paid no later than the 20th day of the following month subject to compliance with applicable provisions of the Maryland General Corporation Law. The aggregate amount of the dividend was $21,300.

Common Stock Activity

On March 2, 2016, ZH USA, LLC converted $15,000,000 of principal under the Convertible Debenture into 1,176,656 shares of our unregistered common stock. Shares of our unregistered common stock issuable to ZH USA, LLC under the Convertible Debenture are subject to customary anti-dilution rights in the event of stock splits, stock dividends and similar corporate events.

The Convertible Debenture was issued in reliance upon the exemption from securities registration afforded by the provisions of Section 4(a)(2) of the Securities Act of 1933, as amended.

Formation of UPREIT Structure

On March 14, 2016, the Company entered into a series of internal agreements and transactions pursuant to which the Company has implemented an “UPREIT” operating partnership structure. The Company and its wholly owned subsidiary, Global Medical REIT GP LLC, a Delaware limited liability company (the “GP”), entered into an Agreement of Limited Partnership pursuant to which the Company serves as the initial limited partner, and the GP serves as the sole general partner, of the Company’s operating partnership, Global Medical REIT L.P., a Delaware limited partnership (the “OP”) (the “Partnership Agreement”).  In addition, the Company entered into a Contribution and Assignment Agreement (the “Contribution Agreement”) with the OP pursuant to which the Company contributed to the OP 100% of the limited liability company interests in two wholly owned subsidiaries that own certain of the Company’s properties in exchange for limited partnership units of the OP. These subsidiaries are GMR Plano, LLC, a Delaware limited liability company, and GMR Memphis, LLC, a Delaware limited liability company.  The Company intends to contribute its ownership interests in the subsidiaries that own the Company’s other properties upon receipt of the required lender consents.

The Company is the sole member of the GP, which is the sole general partner of the OP. Going forward, the Company will conduct substantially all of its operations and make substantially all of its investments through the OP. Pursuant to the Partnership Agreement, though the GP, the Company will have full, complete and exclusive responsibility and discretion in the management and control of the OP, including the ability to cause the OP to enter into certain major transactions including acquisitions, dispositions, refinancings and selection of lessees, to make distributions to partners and to cause changes in the OP’s business activities.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act that are designed to ensure that information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to management, including the principal executive and financial officer as appropriate, to allow timely decisions regarding required disclosures. Our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2015 pursuant to Rule 13a-15(b) under the Exchange Act. Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this Report, the Company’s disclosure controls and procedures were effective to ensure that information required to be included in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

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

Our internal control over financial reporting includes policies and procedures that: (i) pertain to maintaining records that, in reasonable detail, accurately and fairly reflect our transactions; (ii) provide reasonable assurance that transactions are recorded as necessary for preparation of our financial statements in accordance with generally accepted accounting principles and that the receipts and expenditures of company assets are made in accordance with our management and directors’ authorization; and (iii) provide reasonable assurance regarding the prevention of or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on our financial statements.

Under the supervision of management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission published in 1992 and subsequent guidance prepared by SEC specifically for smaller reporting companies. Based on that evaluation, our management concluded that our internal controls over financial reporting were effective as of December 31, 2015.

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

Changes in Internal Control over Financial Reporting

As of December 31, 2014, our principal executive officer and principal financial officer concluded that, as of December 31, 2014, the Company’s disclosure controls and procedures were not effective due to an identified material weakness. The material weakness related to a lack of controls over the preparation and filing of our Form 10-Q for the period ended November 30, 2014, that resulted in the Form 10-Q not being filed by the required deadline, due to the Company’s misinterpretation of the transitional filing requirements related to the changing of the Company’s fiscal year end to a calendar year end. This material weakness was an event isolated to the twelve months ended December 31, 2014 as the transitional filing requirements were not applicable for the twelve months ended December 31, 2015.

No changes were made to our internal control over financial reporting during the twelve months ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.

Other Information

None.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

As a Maryland corporation, we operate under the oversight of our Board of Directors. Each of our directors serves until the next annual meeting of stockholders or until her or his successor is duly elected and qualified. Any director may resign at any time and may be removed by the stockholders for cause upon the affirmative vote of two-thirds of all the votes entitled to be cast at a meeting called for the purpose of the proposed removal. Unless filled by a vote of the stockholders as permitted by the Maryland General Corporation Law, a vacancy created by an increase in the number of directors or the death, resignation, removal, adjudicated incompetence or other incapacity of a director may be filled by a vote of a majority of the remaining directors.

We are an “externally managed” REIT, which means that we have contracted with our Advisor to manage our day-to-day affairs and the acquisition and disposition of our assets, subject to our board’s supervision. Although our Board of Directors will make the ultimate decision with respect to the purchase and sale of properties, each of the members of our current Board of Directors is also an employee, member of the Board, or a member of the board of the entity that controls our Advisor, or holds a number of these positions. Our management agreement states that our Advisor shall have the right to nominate and place one director with the Company and that Heng Fai Enterprises, Ltd shall have the right to nominate and place two directors with the Company. The management agreement also states that the Company shall have a cap of seven directors. Our Advisor is currently waiving the requirement that the Company have a cap of seven directors.

If we apply for listing on a national exchange, we would be required to restructure our board so that a majority of its members are “independent” in accordance with the listing standards of the national exchange on which our common stock becomes listed, meaning that, among other things, a majority of our directors would be required to be unaffiliated with our Advisor and its members.

As of December 31, 2015, we had nine directors. The following table provides information about our directors and executive officers as of December 31, 2015.

Name	Age	Position

David A. Young	68	Chief Executive Officer and Director
Donald McClure	46	Chief Financial Officer
Conn Flanigan	47	Secretary, General Counsel and Director
Alfonzo Leon	40	Chief Investment Officer
Jeffrey Busch	56	Director
Zhang Jing Guo	53	Director, Chairman Ex-Officio
Huang Yanping	54	Director
Qin Yufei	34	Director
Ronald Marston	73	Director
Henry Cole	71	Director
Dr. Roscoe Moore	70	Director

The following are biographical summaries of the experience of our executive officers and directors as of December 31, 2015.

Name	Biographical Summary

David A. Young

Mr. Young has served as our Chief Executive Officer since February 5, 2014 and as a director of the Company since September 30, 2014. Prior to founding the Company, Mr. Young was the Senior Vice President of Business Development at GE Capital from 2004 and 2008. While at GE Capital, Mr. Young organized, co-launched and grew GE Capital’s first acute medical real estate financing initiative. From December 2000 to March 2004, Mr. Young was Founder and Chief Investment Officer at Windrose Medical Properties Trust, which was acquired by Health Care REIT, Inc. (NYSE: HCN) in 2006 and changed its name to Welltower Inc. in 2015, where he was responsible for business development and acquisitions. From 1990 to 1999, Mr. Young served as the founding senior corporate officer responsible for business development and acquisitions at Healthcare Property Investors, Inc. (NYSE: HCP). From 1988 to 1990, Mr. Young served as Associate Professor and Assistant Hospital Director of Vanderbilt University Medical Center. He served as Vice President, Corporate Marketing of Hospital Corporation of America (NYSE: HCA) from 1985 to 1988 and as Director of Corporate Planning and Business Development of American Hospital Supply Corporation (NYSE: AHSC) from 1981 to 1985. Mr. Young holds a B.S. from the University of Iowa and an MBA in finance from Suffolk University.

Our Board of Directors concluded that Mr. Young should serve as a director of our company in recognition of his abilities to assist us in expanding our business and the contributions he can make to our strategic direction.

Donald McClure

Mr. McClure has served as our Chief Financial Officer since September 30, 2014 and as the Chief Financial Officer of our Advisor since April 2014. Mr. McClure is a real estate business professional, leader, trainer, advisor and entrepreneur. Mr. McClure’s core real estate business experience covers residential, office, retail, medical office and industrial asset classes, as well as ground-up development projects. From October 2005 to March 2008, Mr. McClure served as the accounting manager of Washington Real Estate Investment Trust (NYSE: WRE), the oldest REIT in the country, with an established track record of consecutive dividend distributions. Mr. McClure also served as the CFO/Controller of Quantum Real Estate Management from June 2008 to April 2014 Mr. McClure brings experience working with the “Big Four” accounting firms, along with many local firms, having been engaged in over 300 client-side quarterly, interim and year-end audits. Mr. McClure holds a Bachelor of Science in Finance from North Carolina A&T State University and a Masters of Business Administration from Keller School of Management.

Conn Flanigan

Mr. Flanigan has been a director of the Company since September 30, 2013 and has served as the Company’s Secretary and General Counsel since December 18, 2013. Mr. Flanigan previously served as our Chief Financial Officer from September 30, 2013 until September 30, 2014 and also served as our Chief Executive Officer from September 30, 2013 until February 4, 2014. Mr. Flanigan is also the Secretary and General Counsel of our Advisor, a position he has held since October 28, 2014. From September 4, 2013 to the present, Mr. Flanigan has served as General Counsel and Secretary and as a director of American Housing REIT Inc. (f/k/a OnTarget360 Group, Inc.), which is also externally managed by our Advisor. Additionally, Mr. Flanigan has served as General Counsel with eBanker Corporate Services, Inc., a Colorado subsidiary of ZH Enterprises, Ltd., since 2007. From 2000 to 2007, Mr. Flanigan served as corporate counsel to eVision Corporate Services, Inc., a Colorado subsidiary of ZH Enterprises, Ltd. Mr. Flanigan received a B.A. in International Relations from the University of San Diego in 1990 and a Juris Doctor Degree from the University Of Denver Sturm College Of Law in 1996.

Our Board of Directors concluded that Mr. Flanigan should serve as a director of our company because of his legal and financial business experience.

Name	Biographical Summary

Alfonzo Leon

Mr. Leon joined the Company in August 2014 and has served as Chief Investment Officer since July 1, 2015. Mr. Leon is a real estate finance executive with 15 years of acquisition and capital markets experience with approximately 100 completed transactions on behalf of institutional investors valued at $3 billion. Prior to joining Global Medical REIT, Mr. Leon was a Senior Vice President with Cain Brothers & Company, a boutique health care investment banking firm based out of New York and San Francisco, in their real estate M&A and capital markets group. Mr. Leon joined Cain Brothers in 2005 and worked with leading clients across the health care spectrum including several health systems, multi-specialty physician groups, senior housing operators, non-traded and NYSE-listed REITs, health care developers, and private equity funds. Prior to Cain Brothers, Mr. Leon was an Associate with LaSalle Investment Management, an international investment advisor firm, in their North American acquisition group. Mr. Leon joined LaSalle in 2000 and acquired $800 million in multi-family, office, medical office, and industrial property on behalf of institutional investors that include the nation’s largest pension funds and college endowments and a number of sovereign wealth funds. LaSalle Investment Management is a subsidiary of global consultancy firm Jones Lang LaSalle (NYSE: JLL).

Mr. Leon’s experience includes managing commercial real estate transactions ranging from $5 million to $500 million, raising capital for developers for projects valued over $100 million, structuring joint ventures between developers and investors, completing large $100 million portfolio investment sales to health care REITs, structuring sale-leasebacks for physician groups, acquisitions and dispositions for separate and commingled funds, corporate real estate M&A, structuring credit tenant lease financing for investment grade health systems, and strategic real estate advisory for health systems. Mr. Leon’s property type expertise within the health care sector includes medical office, outpatient facilities, surgical facilities, post-acute facilities, senior housing, and hospitals.

Mr. Leon received his Master’s degree in real estate finance from The Massachusetts Institutes of Technology and his B.S. in Architecture from The University of Virginia.

Jeffrey Busch

Mr. Busch has been an active investor in the real estate industry since 1985. Since 2013, Mr. Busch has served as President of Inter-American Management. Mr. Busch also has served as a director of the Company since September 30, 2014 and served as Chairman and President of the Company from August 13, 2015 to the present. From October 7, 2014 Mr. Busch served as Director and Vice Chairman of American Housing REIT Inc. f/k/a OnTarget 360, which is also externally managed by our Advisor, and from October 7, 2014 to the present has served as its Chairman. His experience includes developing numerous properties in various asset classes, owning and managing real estate in several states, including rental housing, and a wide variety of commercial real estate. Since 2001, Mr. Busch has also served as President of Safe Blood International Foundation, where he oversees the establishment of medical facilities in 35 developing nations, funded by the U.S. Center for Disease Control and USAID, Exxon Mobil, and the Gates Foundation. Mr. Busch has had presidential appointments in two presidential administrations, one in the Department of Housing and Urban Affairs and the other at the United Nations in Geneva, where he served as a United States delegate. Mr. Busch is a graduate of the New York University Stern School of Business, holds a Masters of Public Administration from New York University, and a Doctor of Jurisprudence from Emory University.

Our Board of Directors concluded that Mr. Busch should serve as a director of our company because of his significant experience with developing and managing real estate assets across the United States.

Name	Biographical Summary

Zhang Jing Guo

Mr. Zhang has approximately 20 years of experience in real estate development in China. Mr. Zhang currently serves as President of Henan Real Estate Chamber of Commerce (from March 2010 until present), Vice-President of Industry & Commerce Association of the Henan Province (from July 2012 until present), as a graduate tutor of Zhengzhou University (from May 2011 until present) and as a member of the Henan Provincial Committee of Chinese People’s Political Consultative Conference (from 2012 until present. From May 1994 to April 2001, he worked at Xingye Real Estate as general manager, where he was responsible for its overall operations. Mr. Zhang cofounded Henan Zensun Real Estate Co., Ltd., one of the top 100 property development companies in China. From July 1983 to May 1994, Mr. Zhang held various positions at the then Light Industry Bureau of Henan Province, the governmental authority in charge of the light industry in the Henan Province and its associated collectively-owned enterprises, including division chief, engineer and vice manager where he was responsible for administrative management. Mr. Zhang was awarded “Outstanding Real Estate Developer of Henan Province” by the Department of Housing and Urban-Rural Development of Henan Province in 2011 and “Outstanding Real Estate Developer of Zhengzhou” by the Housing Security and Real Estate Administration Bureau of Zhengzhou in 2009, 2011 and 2012. In 2012, Mr. Zhang was named “Individual with Outstanding Contribution to Market Economy of Henan Real Estate Industry” by Henan Daily and the Private Economy Research Association of Henan Province.

Mr. Zhang received a Bachelor’s degree in radio science from Zhengzhou University in July 1983 and an Executive MBA degree from Guanghua School of Management, Peking University in July 2013. Mr. Zhan received his senior engineer qualification from the People’s Government of Henan Province in December 1996 and his first class construction engineer qualification from the Ministry of Housing and Urban-Rural Development in May 2012.

The Board of Directors appointed Mr. Zhang in recognition of his abilities to assist the Company in expanding its business and the contributions he can make to the Company’s strategic direction. Mr. Zhang is the spouse of Huang Yanping. The Company has not entered into any compensation arrangements with Mr. Zhang.

Huang Yanping

Ms. Huang Yanping is the sole stockholder of Joytown, Inc., a beneficial owner of the Company’s majority owner, HFE USA, LLC. Ms. Huang served as a director of Henan Zensun Real Estate Co., Ltd. from 2010 through 2016. Ms. Huang has over 15 years of experience in the property development and investment industry in the People’s Republic of China. Ms. Huang has been involved in the development of approximately 36 property development projects in the Henan, Shandong, and Hainan provinces of China with total gross floor areas of approximately 14 million square meters. She is a founder of Henan Zensun Real Estate Co., Ltd., one of the top 100 property development companies in China. Ms. Huang holds an Associate’s degree in industrial and economics management from Henan Agricultural University.

Our Board of Directors appointed Ms. Huang in recognition of her abilities to assist the Company in expanding its business and the contributions she can make to the Company’s strategic direction. Ms. Huang is the spouse of Zhang Jing Guo. The Company has not entered into any compensation arrangements with Ms. Huang.

Name	Biographical Summary

Qin Yufei

Ms. Qin currently serves as the Director Assistant of the Administrative and Secretary Department of Henan Zensun Real Estate Co., Ltd (“Zensun”), a position she has held since June 2009. Ms. Qin is responsible for creating and executing Zensun’s property development strategy. In this role, she participates in Zensun’s financing activities and negotiates Zensun’s international business activities including acquisitions of foreign businesses, hotel management, and cross-border private equity issues. Ms. Qin also serves as a relationship manager for Zensun and its local government and business authorities. From October 2005 to October 2006, Ms. Qin served as a professional journalist for Henan Television and from October 2003 to October 2005 served as senior lecturer and sales & training manager for New China Life Insurance Co. Ms. Qin received a Bachelor’s degree in International Finance from the Henan Finance Institute and a Master’s degree in International Communications from the University of Leicester.

Our Board of Directors appointed Ms. Qin in recognition of her abilities to assist the Company in expanding its business and the contributions she can make to the Company’s strategic direction. The Company has not entered into any compensation arrangements with Ms. Qin.

Ronald Marston

Mr. Marston has more than 30 years in international healthcare and is known as an international authority on healthcare systems and trends worldwide. In 1973, Mr. Marston joined HCA International (now Health Care Corporation of America), a subsidiary of Hospital Corporation of America and was employed there through 1990. After establishing the office in London, England, he returned to corporate headquarters in 1974. He was promoted in January 1979 to Vice President, Finance and Administration and in July 1980 relocated again to London. In 1981, he was promoted to President of HCA International, Ltd. and in 1987, he was promoted to President and CEO of HCA International Company with responsibility for all development and operations internationally. Under Mr. Marston’s leadership, HCA International Company grew to include 10 hospitals and 7 nursing homes in the United Kingdom; 10 hospitals in Australia; 5 hospitals and 55 clinics in Central and South America; a management contract for the restructuring of the 1650 bed Singapore General Hospital; a commissioning and management contract for the King Fahad National Guard Hospital in Riyadh, Saudi Arabia, (the first non-US Military hospital to be JCAH accredited outside the United States); and the longest standing recruitment contract in the Kingdom of Saudi Arabia. Hospital Corporation of America sold the international company to several buyers in 1989 after the company elected to go private. After the sale Mr. Marston and his management team acquired certain assets and management contracts and became the founder, Chairman, and CEO of a resulting privately held company.

Mr. Marston's previous experience was with Vanderbilt University and Medical Center. Prior to joining Vanderbilt, he was responsible for the training and administration of the 400 bed Twelfth Evacuation Hospital located in Cu Chi, Republic of Vietnam.

Mr. Marston holds a Bachelor Degree from Tennessee Technological University; a Certificate in Healthcare Administration from the Academy of Health Service; and a Ph.D. in Management from California Western University.

Our Board of Directors appointed Mr. Marston in recognition of his abilities to assist the Company in expanding its business and the contributions he can make to the Company’s strategic direction. The Company has not entered into any compensation arrangements with Mr. Marston.

Name	Biographical Summary

Henry Cole

Mr. Cole currently serves as President of Global Development International, LLC, a position he has held since 2007, where he provides development support, management and oversight for companies and varied program initiatives in medical and healthcare programs and products, including – Instant Labs Medical Diagnostics, Inc. (molecular diagnostics, hospital based infections), MedPharm, Inc. (global and developing country hospital and clinic support), MPRC Group, LTD (medical equipment, medical system planning and support throughout the Middle East), and various others.

Mr. Cole previously served from 1989 to 2005 as President and Corporate Officer at Futures Group International and Futures Group Holdings. Under his direction, corporate programs expanded to offices in over 40 countries including: Washington, DC; Hartford; Chapel Hill, and Seattle; Bath, England; New Delhi, India; Beijing, China; Cairo, Egypt; Johannesburg and Cape Town South Africa; Accra, Ghana; Ankara, Turkey; Sao Palo, Brazil , Kiev and Odessa Ukraine, and others.

Mr. Cole has served on the boards of numerous organizations including the Millennium Project from 1996 to 2006; the Futures Institute for Sustainable Development from 2001 to 2005; Foundation Against HIV and AIDS from 2007 to 2011; Kids Save International from 2006 to 2012, Triple Win International from 2008 to 2013, and others. He has worked in over 28 countries worldwide, with in-depth experience in Egypt, Turkey, Ghana, Cameroon, Kenya, Sudan, Sahelian Africa, Haiti, Trinidad, Bahamas, Philippines, Indonesia and India. His undergraduate studies were from Yale University and graduate studies from The John Hopkins University, both in economics.

Our Board of Directors appointed Mr. Cole in recognition of his abilities to assist the Company in expanding its business and the contributions he can make to the Company’s strategic direction. The Company has not entered into any compensation arrangements with Mr. Cole.

Dr. Roscoe Moore

Until his retirement in 2003, Dr. Roscoe M. Moore, Jr. served with the United States Department of Health and Human Services (“HHS”) and was responsible for the last twelve years of his career for global development support within the Office of the Secretary, HHS, with primary emphasis on Continental Africa and other less developed countries of the world. Dr. Moore was a career officer within the Commissioned Corps of the United States Public Health Service (“USPHS”) entering with the U.S. National Institutes of Health (“NIH”) and rising to the rank of Assistant United States Surgeon General (Rear Admiral, USPHS) within the Immediate Office of the Secretary, HHS. Dr. Moore served as an Epidemic Intelligence Service Officer with the U.S. Centers for Disease Control and Prevention (“CDC”). He was with the Center for Veterinary Medicine, U.S. Food and Drug Administration, before becoming Senior Epidemiologist within the National Institute for Occupational Safety and Health, CDC.

Dr. Moore has conducted clinical research on infectious diseases, has evaluated the safety and effectiveness of medical devices, and has conducted relevant epidemiological research on the utilization experience and human health effects of medical devices and radiation.

Dr. Moore served on the Fogarty International Center Advisory Board of Directors, NIH from 2009 to2013. He served on the Alumni Board of Directors, School of Public Health, University of Michigan. Dr. Moore served on the Dean's Alumni Council, Bloomberg School of Public Health, at Johns Hopkins University. He has also served as an Affiliate Associate Professor of Environmental Health for the University of Washington, Seattle and as an Adjunct Professor of Epidemiology, for the Medical University of Southern Africa, Pretoria, South Africa. He served on the Board of Directors for the Africa Center for Health and Human Security, at George Washington University. Dr. Moore served as an Adjunct Professor of Epidemiology, at University of Hanoi, Vietnam. Dr. Moore is the Founder and President of PH RockWood Corporation, which is focused on the prevention, treatment and control of infectious diseases worldwide. He is a Senior Fellow of the Potomac Institute for Policy Studies. Dr. Moore is a private investor in Immunomic Therapeutics Incorporated, a DNA vaccine company. Dr. Moore has served on the Board of Directors for Biodefense Gamma LLC since 2009, a company that specializes in purified gamma globulin therapy for a number of infectious diseases. Dr. Moore serves on the Board of Trustees for Friends of the University of Stellenbosch Foundation, a position he has held since 2005, the Board of Directors for the Safe Blood for China Foundation, a position he has held since 2004, and the Board of Directors for Constituency for Africa since 2004, and is its Interim Chairman. Dr. Moore has been a Senior Advisor to PeerSat Corporation since 2004.

Dr. Moore received his Bachelor of Science and Doctor of Veterinary Medicine degrees from Tuskegee Institute; his Master of Public Health degree in Epidemiology from the University of Michigan; and his Doctor of Philosophy degree in Epidemiology from the Johns Hopkins University.

Our Board of Directors appointed Dr. Moore in recognition of his abilities to assist the Company in expanding its business and the contributions he can make to the Company’s strategic direction. The Company has not entered into any compensation arrangements with Dr. Moore.

On July 6, 2015, Mr. Fai Chan and Mr. Tong Wan Chan resigned from the Board of Directors of Global Medical REIT, Inc. Their resignations were not the result of any disagreement with the Company on any matter relating to its operation, policies (including accounting or financial policies) or practices. Both resignations related to their disposition of ownership and control of Heng Fai Enterprises, Ltd., the Company’s majority stockholder.

Board Committees

Our securities are not quoted on an exchange that has requirements that a majority of our Board members be independent and we are not currently otherwise subject to any law, rule or regulation requiring that all or any portion of our Board of Directors include “independent” directors, nor are we required to establish or maintain an audit committee or other committees of our Board of Directors.

We have not established any committees, including an audit committee, a compensation committee or a nominating committee, or any committee performing a similar function. The functions of those committees are being undertaken by the Board of Directors as a whole.

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

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has been convicted in a criminal proceeding, excluding traffic violations or similar misdemeanors, or has been a party to any judicial or administrative proceeding during the past five years that resulted in a judgment, decree or final order enjoining the person from future violations of, or prohibiting activities subject to, federal or state securities laws, or a finding of any violation of federal or state securities laws, except for matters that were dismissed without sanction or settlement. Except as set forth in our discussion below in “Certain Relationships and Related Transactions,” none of our directors, director nominees or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

Code of Business Conduct and Ethics

As a non-listed company, we are not required to have, and we currently do not have, a Code of Business Conduct and Ethics; however, we intend to adopt a code of ethics during the fiscal year ending December 31, 2016.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Since none of our securities have been registered pursuant to Section 12(b) or 12(g) of the Securities Exchange Act of 1934, our officers and directors and persons who own more than 10% of our common stock are not required to file Section 16(a) beneficial ownership reports.

ITEM 11.

EXECUTIVE COMPENSATION

Executive Compensation

Because our management agreement provides that our Advisor is responsible for managing our affairs, our executive officers, who are all employees of our Advisor, do not receive cash compensation directly from us for serving as our executive officers. However, in their capacities as officers or employees of our Advisor, or its affiliates, they devote a portion of their time to our affairs as is required for the performance of the duties of our Advisor under the management agreement.

Our Advisor compensates each of our executive officers. We do not pay or provide benefits, nor do we reimburse the cost of any compensation or benefits paid by our Advisor or its affiliates to our executive officers and directors. We pay our Advisor a management fee, and our Advisor uses the proceeds from the management fee in part to pay compensation to its officers and employees. Our Advisor has informed us that, because the services performed by these officers or employees in their capacities as such are performed in a significant part, but not exclusively, for us, it cannot segregate and identify that portion of the compensation awarded to, earned by or paid to our executive officers by our Advisor that relates solely to their services to us.

Tabular presentation that sets forth certain compensation information for: (i) our principal executive officer or other individual serving in a similar capacity during our fiscal year ended December 15, 2015; (ii) our two most highly compensated executive officers other than our principal executive officer who were serving as executive officers at December 31, 2015 whose compensation exceed $100,000; and (iii) up to two additional individuals for whom disclosure would have been required but for the fact that the individual was not serving as an executive officer at December 31, 2015, is not presented for the fiscal years ended December 31, 2015 and 2014, as the amount of services dedicated to the Company by these executives resulted in immaterial compensation.

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

The Board of Directors has not adopted a stock incentive plan. If such a plan is adopted, this may be administered by the board or a committee appointed by the board. The committee would have the power to modify, extend or renew outstanding options and to authorize the grant of new options in substitution therefore, provided that any such action may not impair any rights under any option previously granted. The Company may develop an incentive based stock option plan for its officers and directors and may reserve up to 10% of its outstanding shares of common stock for that purpose.

Director Compensation

Our directors are not compensated for their services. All our directors are compensated by affiliates of the Company or our Advisor. The board has not implemented a plan to award options to our directors. There are no contractual arrangements with any member of the Board of Directors. We have no director's service contracts.

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

Regarding indemnification for liabilities arising under the Securities Act of 1933, which may be permitted to directors or officers under Nevada law, we are informed that, in the opinion of the SEC, indemnification is against public policy, as expressed in the Act and is, therefore, unenforceable.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tables set forth certain information, as of March 21, 2016, with respect to the beneficial ownership of our outstanding common stock and preferred stock by (i) any holder of more than five percent, (ii) each of our executive officers and directors, and (iii) our directors and executive officers as a group.

Unless otherwise indicated, the business address of each person listed is in care of Global Medical REIT, Inc., 4800 Montgomery Lane #450, Bethesda, Maryland 20814. The information provided herein is based upon a list of our stockholders and our records with respect to the ownership of common stock. The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our common stock outstanding on that date and all shares of our common stock issuable to that holder in the event of exercise of outstanding options, warrants, rights or conversion privileges owned by that person at that date which are exercisable within 60 days of that date. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent that power may be shared with a spouse.

Common Stock

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (1)
	-	-
David A. Young, Chief Executive Officer and Director	-	-
Donald McClure, Chief Financial Officer	-	-
Conn Flanigan, Secretary and Director	-	-
Alfonzo Leon, Chief Investment Officer	-	-
Jeffrey Busch, Director	-	-
Zhang Jing Guo, Director, Chairman Ex-Officio(2)	3,388,937	99.97%
Huang Yanping, Director(2)	3,388,937	99.97%
Qin Yufei, Director	-	-
Ronald Marston, Director	-	-
Dr. Roscoe Moore	-	-
Henry Cole	-	-
All officers and directors as a group (six persons)	-	-

ZH USA, LLC	3,388,937	99.97%

(1) Based on 3,390,112 shares of common stock outstanding and shares issuable to ZH USA, LLC as of March 21, 2016.

(2) The amount beneficially owned by Mr. Zhang and his spouse Ms. Huang consists of 1,425,481 shares owned by ZH USA, LLC as of March 21, 2016 and 1,963,456 shares issuable to ZH USA, LLC pursuant to a convertible debenture. Mr. Zhang and Ms. Huang have voting and dispositive control over securities held by ZH USA, LLC, whose address is 24/F Wyndham Place, 40-44 Wyndham Street, Central, Hong Kong, PRC.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Allocated General and Administrative Expenses

In the future, the Company may receive an allocation of general and administrative expenses from the Advisor that are either clearly applicable to or were reasonably allocated to the operations of the properties. There were no allocated general and administrative expenses from the Advisor for the fiscal year ended December 31, 2015 or for the four months ended December 31, 2014.

Convertible Debenture, due to Majority Stockholder

The Company has received funds from its majority stockholder ZH USA, LLC in the form of convertible interest bearing (8% per annum, payable in arrears) due on demand unsecured debt, which are classified as “Convertible debenture, due to majority stockholder” on the accompanying Consolidated Balance Sheets. The Company may prepay the note at any time, in whole or in part. ZH USA, LLC may elect to convert all or a portion of the outstanding principal amount of the note into shares of common stock in an amount equal to the principal amount of the note, together with accrued but unpaid interest, divided by $12.748.

A rollforward of the funding from ZH USA, LLC classified as convertible debenture, due to majority stockholder as of December 31, 2015 is as follows:

Balance as of January 1, 2015	$5,446,102
Funds advanced for Tennessee acquisition	20,900,000
Funds advanced for West Mifflin acquisition	4,545,838
Funds advanced for Plano acquisition (closed post 12.31.15; see Note 11)	9,000,000
Fund advanced to be used for future acquisitions	138,194
Total funded during twelve months ended December 31, 2015	34,584,032
Balance as of December 31, 2015	$40,030,134

A rollforward of the funding from ZH USA, LLC classified as convertible debenture, due to majority stockholder as of December 31, 2014 is as follows:

Balance as of September 1, 2014	$4,536,102
Proceeds received for convertible debenture	910,000
Balance as of December 31, 2014	$5,446,102

Interest expense on the convertible debenture was $581,342 and $142,436 for the twelve months ended December 31, 2015 and the four months ended December 31, 2014, respectively.

The Company analyzed the conversion option in the convertible debenture for derivative accounting treatment under ASC Topic 815, “Derivatives and Hedging,” and determined that the instrument does not qualify for derivative accounting. The Company therefore performed an analysis in accordance with ASC Topic 470-20, “Debt with Conversion and Other Options,” to determine if the conversion option was subject to a beneficial conversion feature and determined that the instrument does not have a beneficial conversion feature.

Note Payable to Majority Stockholder

The Company has received funds from its majority stockholder ZH USA, LLC in the form of a non-interest bearing due on demand note payable, which is classified as “Note payable to majority stockholder” on the accompanying Consolidated Balance Sheets.

A rollforward of the funding from the majority stockholder as of December 31, 2015 is as follows:

Balance as of January 1, 2015	$38,195
Proceeds received from majority stockholder	382,805
Balance as of December 31, 2015	$421,000

A rollforward of the funding from the majority stockholder as of December 31, 2014 is as follows:

Balance as of September 1, 2014	$38,195
Proceeds received from majority stockholder	-
Repayments of note payable	-
Balance as of December 31, 2014	$38,195

Due to Related Parties, Net

A rollforward of the due (to) from related parties balance, net as of December 31, 2015 is as follows:

	Due from Advisor	Due to Advisor –Mgmt. Fees	Due to Advisor – Other Funds	Due to Other Related Party	Total Due (To) From Related Parties, Net

Balance as of January 1, 2015	$42,915	(270,000)	(103,683)	-	(330,768)
Management fees due to Advisor	-	(360,000)	-	-	(360,000)
Funds loaned by Advisor	-	-	(136,597)	-	(136,597)
Funds loaned to Advisor	135,196	-	-	-	135,196
Funds loaned by Other Related Party	-	-	-	(155,000)	(155,000)
Balance as of December 31, 2015	$178,111	(630,000)	(240,280)	(155,000)	(847,169)

A rollforward of the due (to) from related parties balance, net as of December 31, 2014 is as follows:

	Due from Advisor	Due to Advisor –Mgmt. Fees	Due to Advisor – Other Funds	Due to Other Related Party	Total Due (To) From Related Parties, Net

Balance as of September 1, 2014	$-	(150,000)	(63,000)	-	(213,000)
Management fees due to Advisor	-	(120,000)	-	-	(120,000)
Funds loaned by Advisor	-	-	(40,683)	-	(40,683)
Funds loaned to Advisor	42,915	-	-	-	42,915
Balance as of December 31, 2014	$42,915	(270,000)	(103,683)	-	(330,768)

Management Agreement

On November 10, 2014, the Company entered into a Management Agreement, with an effective date of April 1, 2014, with Inter-American Management, LLC (the “Advisor”), a Delaware limited liability company and an affiliate of the Company. Under the terms of the Management Agreement, the Advisor is responsible for designing and implementing our business strategy and administering our business activities and day-to-day operations. For performing these services, the Company will pay the Advisor a base management fee equal to the greater of (a) 2.0% per annum of the Company’s net asset value (the value of the Company’s assets less the value of the Company’s liabilities), or (b) $30,000 per calendar month. For the twelve months ended December 31, 2015 and the four months ended December 31, 2014, management fees of $360,000 and $120,000, respectively, were incurred and expensed by the Company, due to the Advisor, and remain unpaid as of December 31, 2015. Additionally, during the twelve months ended December 31, 2015 the Company expensed $400,000 and $227,000 that were paid to the Advisor for the acquisitions of the Tennessee facilities and the West Mifflin facility, respectively. For the four months ended December 31, 2014 the Company expensed $48,400 that was paid to the Advisor related to the acquisition of the Asheville facility in September 2014.

ITEM 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table shows the fees that were billed for the audit and other services provided by Malone Bailey, LLP for the twelve months ended December 31, 2015, four months ended December 31, 2014, and the twelve months ended August 31, 2014.

	Twelve Months Ended December 31, 2015	Four Months Ended December 31, 2014	Twelve Months Ended August 31, 2014

Audit fees	$65,000	$15,000	$25,000
Audit-related fees	-	-	-
Tax fees	-	-	-
All other fees	65,000	-	-
Total	$130,000	$15,000	$25,000

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

Audit-Related Fees — This category consists of assurance and related services by the independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.” The services for the fees disclosed under this category include consultation regarding our correspondence with the SEC and other accounting consulting.

Tax Fees — This category consists of professional services rendered by our independent registered public accounting firm for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

All Other Fees — This category consists of fees for other miscellaneous items, such as audits of our financial results that are required by our majority stockholder in order to consolidate our results with theirs.

PART IV

ITEM 15.

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)

Financial Statement Schedule

GLOBAL MEDICAL REIT INC.

Schedule III – Real Estate and Accumulated Depreciation

December 31, 2015

						Accumulated		Depreciable
Property Name	Type	Location	Land	Building	Total	Depreciation	Year Built	Life (Years)

Tennessee facilities	Medical	Memphis, Tn.	$2,704,452	$17,451,238	$20,155,690	$ -	1994 - 2011	40

West Mifflin facility	Medical	West Mifflin, Pa.	1,287,000	10,321,671	11,608,671	68,811	2007	40

Asheville facility	Medical	Asheville, N.C.	572,400	1,934,298	2,506,698	62,461	1981	40

Omaha facility	Medical	Omaha, Nebraska	-	21,867,064	21,867,064	857,979	2008	40
			$4,563,852	$51,574,271	$56,138,123	$ 989,251

Note that none of the facilities had encumbrances, costs capitalized subsequent to acquisition, land held for development, or development / construction in progress costs, and therefore columns are not included in the table above for these items.

A summary of activity for real estate and accumulated depreciation is as follows:

	2015	2014 (1)

Real Estate:
Balance at beginning of year	$24,373,762	$21,867,065
Additions	31,764,361	2,506,697
Balance at end of year	$56,138,123	$24,373,762

Accumulated Depreciation:
Balance at beginning of year	$329,580	$129,081
Depreciation expense	659,671	200,499
Balance at end of year	$989,251	$329,580

(1)

The Company changed its fiscal year from August 31, to December 31, effective December 31, 2014. Accordingly, the beginning balance is as of August 31, 2014.

(b)

Exhibits

Exhibit No.	Description
3.1	Articles of Incorporation of Global Medical REIT Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Report on Form 10-Q as filed with the Commission on April 22, 2014).

3.2	Bylaws of Global Medical REIT Inc. (incorporated herein by reference to Exhibit 3.4 to the Company’s Report on Form 10-Q as filed with the Commission on April 22, 2014).

3.3

Articles of Amendment to Articles of Incorporation filed with the Secretary of State of Maryland (incorporated herein by reference to Annex A to the Company’s Definitive Information Statement on Schedule 14C as filed with the Commission on October 3, 2014).

4.1*	Agreement and Plan of Conversion dated December 23, 2013 between Scoop Media, Inc. and Global Medical REIT Inc.

4.2*	Debt Conversion Agreement and Convertible Debenture dated July 17, 2014 between Global Medical REIT, Inc. and Heng Fai Enterprises Limited.

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

10.9

Asset Purchase Agreement between Global Medical REIT Inc. and R&K Healthcare Real Estate, L.L.C. dated as of October 6, 2015 and First Amendment to Asset Purchase Agreement between Global Medical REIT Inc. and R&K Healthcare Real Estate, L.L.C. dated as of November 6, 2015 (incorporated herein by reference to Exhibit 10.1 and Exhibit 10.2, respectively, to the Company’s Current Report on Form 8-K as filed with the Commission on November 18, 2015).

10.10

Asset Purchase Agreement between Global Medical REIT Inc. and Star Medreal, LLC dated as of September 30, 2015 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Commission on November 20, 2015).

10.11

Asset Purchase Agreement between Global Medical REIT Inc. G.I.C.M. Real Estate, LLC, G.I.C.M Germantown, LLC, Bartlett Medical Complex, LLC, G.I. Diagnostic and Therapeutic Center Rental Company, LLC, Gastroenterology Center of the Midsouth Rental Company, LLC, and G.I.C.M. DESOTO, LLC dated as of December 14, 2015 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Commission on December 17, 2015).

10.12

Asset Purchase Agreement between Global Medical REIT Inc. and Marina Towers LLC dated as of January 7, 2016 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Commission on January 14, 2016).

10.13

Agreement of Limited Partnership, dated March 14, 2016, of Global Medical REIT L.P. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K as filed with the Commission on March 18, 2016).

10.14

Contribution and Assignment Agreement, dated March 14, 2016, by and between Global Medical REIT Inc. and Global Medical REIT L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Commission on March 18, 2016).

21*	Subsidiaries of the Registrant.

31.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS **	XBRL Instance Document
101.SCH **	XBRL Taxonomy Schema
101.CAL **	XBRL Taxonomy Calculation Linkbase
101.DEF **	XBRL Taxonomy Definition Linkbase
101.LAB **	XBRL Taxonomy Label Linkbase
101.PRE **	XBRL Taxonomy Presentation Linkbase

+ Management contract or compensatory plan or arrangement.

* Filed herewith

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of this Report on Form 10-K for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Global Medical REIT Inc.

Dated: March 21, 2016	By:	/s/ David A. Young
David A. Young
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the date indicated.

Signature	Title	Date

/s/ David A. Young
David A. Young	Chief Executive Officer (Principal Executive Officer) and Director	March 21, 2016

/s/ Donald McClure
Donald McClure	Chief Financial Officer (Principal Financial and Accounting Officer)	March 21, 2016

/s/ Conn Flanigan
Conn Flanigan	Secretary and Director	March 21, 2016

/s/ Alfonzo Leon
Alfonzo Leon	Chief Investment Officer	March 21, 2016

/s/ Jeffrey Busch
Jeffrey Busch	Director	March 21, 2016

/s/ Zhang Jing Guo
Zhang Jing Guo	Director, Chairman Ex-Officio	March 21, 2016

/s/ Huang Yanping
Huang Yanping	Director	March 21, 2016

/s/ Qin Yufei
Qin Yufei,	Director	March 21, 2016

/s/ Ronald Marston
Ronald Marston	Director	March 21, 2016

/s/ Dr. Roscoe Moore
Dr. Roscoe Moore	Director	March 21, 2016

/s/ Henry Cole
Henry Cole	Director	March 21, 2016