Form 10-Q
period 2016-03-31
Global Medical REIT Inc.
filed 2016-05-09
CIK 1533615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☑ Yes    ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filter	☐	Accelerated filter	☐
Non-accelerated filter (Do not check if a smaller reporting company)	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☑

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding May 9, 2016
Common Stock, $0.001 par value per share	1,426,656

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Report”) contains forward-looking statements within the meaning of the federal securities laws. In particular, statements pertaining to our capital resources, healthcare facility performance and results of operations, among others, contain forward-looking statements. You can identify forward-looking statements by the use of forward-looking terminology including, but not limited to, “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates” or “anticipates” or the negative of these words and phrases or similar words or phrases which are predictions of or indicate future events or trends and which do not relate solely to historical matters. You can also identify forward-looking statements by discussions of strategy, plans or intentions.

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

“ZH International Holdings Limited” is a Hong Kong company which owns or controls ZH USA, LLC, our majority stockholder.

“ZH USA, LLC” is a Delaware limited liability company owned by ZH International Holdings Limited. ZH USA, LLC is our majority stockholder.

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

GLOBAL MEDICAL REIT INC.

Consolidated Balance Sheets

	As of
	March 31,	December 31,
	2016	2015
	(unaudited)
Assets

Investment in real estate:
Land	$7,043,852	$4,563,852
Building and improvements	87,040,410	51,574,271
	94,084,262	56,138,123
Less: accumulated depreciation	(1,388,081)	(989,251)
Investment in real estate, net	92,696,181	55,148,872
Cash	507,281	9,184,270
Restricted cash	1,277,831	447,627
Tenant receivables	261,955	-
Prepaid assets	27,925	-
Escrow deposits	889,519	454,310
Deferred assets	436,068	93,646
Total assets	$96,096,760	$65,328,725

Liabilities and Stockholders’ Equity (Deficit)

Liabilities:
Accrued expenses	$1,568,004	$683,857
Security deposits	319,499	-
Due to related parties, net	1,068,562	847,169
Convertible debenture, due to majority stockholder	25,030,134	40,030,134
Note payable to majority stockholder	421,000	421,000
Note payable to related party	450,000	-
Notes payable, net of unamortized discount of $1,302,730 and $302,892, respectively	54,488,884	23,485,173
Total liabilities	83,346,083	65,467,333
Stockholders' equity (deficit):
Preferred stock, $0.001 par value, 100,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock $0.001 par value, 500,000,000 shares authorized at March 31, 2016 and December 31, 2015, respectively; 1,426,656 and 250,000 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	1,427	250
Additional paid-in capital	18,010,613	3,011,790
Accumulated deficit	(5,261,363)	(3,150,648)
Total stockholders' equity (deficit)	12,750,677	(138,608)
Total liabilities and stockholders' equity (deficit)	$96,096,760	$65,328,725

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GLOBAL MEDICAL REIT INC.

Consolidated Statements of Operations

(unaudited)

	Three Months Ended March 31,
	2016	2015

Revenue
Rental revenue	$1,298,978	$454,638
Other income	15,081	7,500
Total revenue	1,314,059	462,138

Expenses
Acquisition fees – related party	754,000	-
General and administrative	888,529	64,307
Management fees – related party	90,000	90,000
Depreciation expense	398,830	152,336
Interest expense	1,129,263	344,042
Total expenses	3,260,622	650,685
Net loss	$(1,946,563)	$(188,547)

Net loss per share – Basic and Diluted	$(3.11)	$(0.75)

Weighted average shares outstanding – Basic and Diluted	624,978	250,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GLOBAL MEDICAL REIT INC.

Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended March 31,
	2016	2015

Operating activities
Net loss	$(1,946,563)	$(188,547)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	398,830	152,336
Amortization of deferred financing costs	90,241	29,797
Changes in operating assets and liabilities:
Restricted cash	(319,499)	-
Tenant receivables	(261,955)	-
Prepaid assets	(27,925)	-
Accounts receivable	-	2,390
Deferred assets	(342,422)	-
Accrued expenses	884,147	(225,403)
Security deposits	319,499	-
Accrued management fees due to related party	90,000	90,000
Net cash used in operating activities	(1,115,647)	(139,427)

Investing activities
Escrow deposits for purchase of properties	394,310	-
Loans to related party	(21,500)	-
Purchase of buildings and improvements	(37,946,139)	-
Net cash used in investing activities	(37,573,329)	-

Financing activities
Change in restricted cash	(510,705)	148,864
Escrow deposits required by third party lenders	(829,519)
Loans from related party	152,893	-
Proceeds from note payable to majority stockholder	-	350,000
Proceeds from notes payable from acquisitions	41,320,900	-
Payments on notes payable from acquisitions	(9,317,351)	(78,970)
Proceeds from note payable from related party	450,000	-
Payments of deferred financing costs	(1,090,079)	-
Dividends paid to stockholders	(164,152)	(63,900)
Net cash provided by financing activities	30,011,987	355,994

Net (decrease) increase in cash and cash equivalents	(8,676,989)	216,567
Cash and cash equivalents—beginning of period	9,184,270	88,806
Cash and cash equivalents—end of period	$507,281	$305,373

Supplemental cash flow information:
Cash payments for interest	$337,609	$548,150
Noncash financing and investing activities:
Conversion of convertible debenture due to majority stockholder to shares of common stock	$15,000,000	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GLOBAL MEDICAL REIT INC.

Notes to the Unaudited Consolidated Financial Statements

Note 1 – Organization

Global Medical REIT Inc. (the “Company”) is a Maryland corporation engaged primarily in the acquisition of licensed, state-of-the-art, purpose-built healthcare facilities and the leasing of these facilities to leading clinical operators with dominant market share. The Company is externally managed and advised by Inter-American Management, LLC (the “Advisor”). The Company has seven wholly owned Delaware limited liability company subsidiaries that were formed to own the facilities within the Company’s portfolio. The Company’s wholly owned subsidiaries are as follows: GMR Melbourne, LLC; GMR Westland, LLC; GMR Plano, LLC; GMR Memphis, LLC; GMR Pittsburgh, LLC; GMR Asheville, LLC, and GMR Omaha, LLC.

On March 14, 2016, the Company and its wholly owned subsidiary, Global Medical REIT GP LLC, a Delaware limited liability company (the “GP”), entered into an Agreement of Limited Partnership pursuant to which the Company serves as the initial limited partner, and the GP serves as the sole general partner, of the Company’s operating partnership, Global Medical REIT L.P., a Delaware limited partnership (the “Operating Partnership”).

The Company also entered into a Contribution and Assignment Agreement (the “Contribution Agreement”) with the Operating Partnership pursuant to which the Company contributed to the Operating Partnership 100% of the limited liability company interests in two wholly owned subsidiaries that own certain of the Company’s properties in exchange for limited partnership units of the Operating Partnership. These subsidiaries are GMR Plano, LLC, a Delaware limited liability company, and GMR Memphis, LLC, a Delaware limited liability company.

The Company intends to contribute its ownership interests in the subsidiaries that own the Company’s other properties upon receipt of the required lender consents.

The Company was acquired in June 2015 by ZH International Holdings Limited (formerly known as Heng Fai Enterprises, Ltd.), a Hong Kong listed company that is engaged in real estate development, investments, management and sales, hospitality management and investments and REIT management. ZH International Holdings Limited owns ZH USA, LLC, the Company’s majority stockholder. As of March 31, 2016, ZH USA, LLC owns an aggregate of 1,425,481 (or 99.9%) of the Company’s outstanding shares of common stock.

Note 2 – Summary of Significant Accounting Policies

Basis of presentation

The accompanying financial statements are unaudited and include the accounts of the Company. The accompanying financial statements have been prepared in accordance with GAAP and the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the accompanying financial statements do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the audited financial statements and notes thereto for the fiscal year ended December 31, 2015. In the opinion of management, all adjustments of a normal and recurring nature necessary for a fair presentation of the financial statements for the interim periods have been made.

Consolidation Policy

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All material intercompany balances and transactions between the Company and its subsidiaries have been eliminated. See Note 1 – “Organization” for the names of our wholly owned subsidiaries.

Restricted Cash

Restricted cash represents cash required by a third party lender to be held by the Company as a reserve for debt service and a security deposit received from one of the Company’s tenants. The restricted cash balance as of March 31, 2016 and December 31, 2015 was $1,277,831 and $447,627, respectively, an increase of $830,204. This increase resulted primarily from a security deposit received on the Plano lease that was executed on January 28, 2016 of approximately $320,000 as well as from increased funds of approximately $511,000 held in reserve related to the West Mifflin and Omaha facility loans with Capital One, National Association (“Capital One”).

Tenant Receivables

Tenant receivables of $261,955 as of March 31, 2016 represents balances owed by tenants in accordance with the terms of their lease agreements that have yet to be collected by the Company. The Company assesses these balances for collectability on a quarterly basis. No write-offs were deemed warranted for the three months ended March 31, 2016.

Escrow Deposits

Escrow deposits include funds held in escrow to be used for the acquisition of future properties as well as for the payment of taxes, insurance, and other amounts as stipulated by the Company’s third party loan agreements. The escrow balance as of March 31, 2016 and December 31, 2015 was $889,519 and $454,310, respectively, an increase of 435,209. This increase resulted primarily from required escrow deposits for taxes and insurance in the amount of approximately $830,000 related to the Cantor Loan (as defined in Note 4) that was secured on March 31, 2016, partially offset by approximately $394,000 in escrow funds that were expended to acquire three facilities during the three months ended March 31, 2016. Refer to Note 4 – “Notes Payable Related to Acquisitions” for information regarding the Cantor Loan.

Deferred Assets

The deferred asset balance of $436,068 as of March 31, 2016, consists of $73,068 in deferred rent receivable and $363,000 in deferred costs related to the Company’s securities offering. In accordance with the provisions of ASC Topic 340, “Other Assets and Deferred Costs,” the Company is deferring specific incremental costs directly attributable to its offering of equity securities and will charge them against the gross proceeds of the offering as a reduction of additional paid-in capital.

Security Deposit Liability

The security deposit liability as of March 31, 2016 represents funds deposited by the Plano facility at the inception of its lease. See Note 3 – “Property Portfolio” for additional information regarding the Plano facility acquisition.

Note 3 – Property Portfolio

Properties Acquired During the Three Months Ended March 31, 2016

During the three months ended March 31, 2016, the Company acquired three facilities. A summary description of those facilities is as follows:

Plano Facility

On January 28, 2016, the Company closed on an asset purchase agreement with an unrelated party Star Medreal, LLC, a Texas limited liability company, to acquire an approximately 24,000 square foot, eight bed acute hospital facility located in Plano, Texas, along with all real property and improvements thereto for approximately $17.5 million (approximately $17.7 including legal and related fees). Under the terms of the agreement, the Company was obligated to pay a development fee of $500,000 to Lumin, LLC at closing. The property has been leased back via an absolute triple-net lease agreement that expires in 2036. The tenant will be Star Medical Center, LLC and Lumin Health, LLC will serve as guarantor. Lumin Health, LLC is an affiliate and management company for Star Medical Center, LLC. The tenant has two successive options to renew the lease for ten year periods on the same terms and conditions as the primary non-revocable lease term with the exception of rent, which will be computed at then prevailing fair market value as determined by an appraisal process defined in the lease. The terms of the lease also provide for a tenant allowance up to $2.75 million for a 6,400 square foot expansion to be paid by the Company.

Also on January 28, 2016, the Company entered into a Promissory Note and Deed of Trust with East West Bank to borrow a total of $9,223,500. Deferred financing costs of $53,280 were incurred and capitalized by the Company in securing this loan. The loan was scheduled to mature on January 28, 2021, five years from the closing date. At closing the Company paid the lender a non-refundable deposit of $50,000 and a non-refundable commitment fee of $46,118. The loan shall bear interest at a rate per annum equal to the Wall Street Journal Prime Rate (as quoted in the "Money Rates" column of The Wall Street Journal (Western Edition), rounded to two decimal places, as it may change from time to time, plus 0.50%, but not less than 4.0%. Interest expense of $65,576 was incurred on this note for the three months ended March 31, 2016. As discussed in Note 4 – “Notes Payable Related to Acquisitions,” the Company used a portion of the proceeds from another third party loan to repay the $9,223,500 principal balance of the note with East West Bank in full as of March 31, 2016. The Company also wrote off the deferred financing costs of $53,280 as of March 31, 2016 related to this note.

Additional funding for this transaction was received from the Company’s majority stockholder during the year ended December 31, 2015 in the amount of $9,369,310 (consisting of $9,025,000 funded directly for this transaction and $344,310 that was held in escrow from previous funding from the majority stockholder). The $9,369,310 was recorded by the Company as of March 31, 2016 as unsecured Convertible Debentures due to its majority stockholder on demand, bearing interest at eight percent per annum. The majority stockholder may elect to convert all or a portion of the outstanding principal amount of the Convertible Debenture into shares of the Company’s common stock in an amount equal to the principal amount of the Convertible Debenture, together with accrued but unpaid interest, divided by $12.748.

Melbourne Facility

On March 31, 2016, the Company closed on a purchase agreement to acquire a 78,000 square-foot medical office building located on the Melbourne Bayfront for a purchase price of $15.45 million (approximately $15.5 including legal and related fees) from Marina Towers, LLC, a Florida limited liability company. The facility is located at 709 S. Harbor City Blvd., Melbourne, FL on 1.9 acres of land. The acquisition included the site and building, an easement on the adjacent property to the north for surface parking, all tenant leases, and above and below ground parking garages. The entire facility has been leased back to Marina Towers, LLC via a 10-year absolute triple-net master lease agreement that expires in 2026. The tenant has two successive options to renew the lease for five-year periods on the same terms and conditions as the primary non-revocable lease term with the exception of rent, which will be adjusted to the prevailing fair market rent at renewal and will escalate in successive years during the extended lease period at two percent annually.

The Melbourne facility acquisition was financed in full using proceeds from the third party Cantor Loan, which is disclosed in Note 4 – “Notes Payable Related to Acquisitions.”

The Melbourne facility’s obligations under the lease with Marina Towers, LLC are fully guaranteed by its parent company, First Choice Healthcare Solutions, Inc. (OTCMKTS: FCHS). Information about First Choice Healthcare Solutions, Inc., including its audited historical financial statements, can be obtained from its Annual Report on Form 10-K and other reports and filings available on its website at http://www.myfchs.com/ or on the SEC website at www.sec.gov.

Westland Facility

On March 31, 2016, the Company closed on a purchase agreement to acquire a two-story medical office building and ambulatory surgery center located in Westland, Michigan for an aggregate purchase price of $4.75 million (approximately $4.8 including legal and related fees) from Cherry Hill Real Estate, LLC (“Cherry Hill”). The property contains 15,018 leasable square feet and is located on a 1.3 acre site. Under the purchase agreement, the Company acquired the site and building, including parking. Also on March 31, 2016, the Company executed a lease agreement for the entire facility with The Surgical Institute of Michigan, LLC under a triple-net master lease agreement that expires in 2026, subject to two successive ten-year renewal options for the tenant on the same terms as the initial lease, except that the rental rate will be subject to adjustment upon each renewal based on then-prevailing market rental rates. The purchase agreement contains customary covenants, representations and warranties. Commensurate with the execution of its lease with the Company, The Surgical Institute of Michigan, LLC terminated its lease agreement with Cherry Hill that was in place at the time of the sale of the facility to the Company. The Company has accounted for this acquisition as a business combination in accordance with the provisions of Accounting Standards Codification (“ASC”) Topic 805, “Business Combinations,” and accordingly the transaction has been recorded at fair value with all values allocated to land and building based upon their fair values at the date of acquisition. No intangible assets were identified in connection with this acquisition.

The Westland facility acquisition was financed in full using proceeds from the third party Cantor Loan, which is disclosed in Note 4 – “Notes Payable Related to Acquisitions.”

A rollforward of the gross investment in land, building and improvements as of March 31, 2016 resulting from the addition of the three properties is as follows:

	Land	Building & Improvements	Gross Investment
Balances as of January 1, 2016	$4,563,852	$51,574,271	$56,138,123
Acquisitions:
Plano Facility	1,050,000	16,696,139	17,746,139
Melbourne Facility	1,200,000	14,250,000	15,450,000
Westland Facility	230,000	4,520,000	4,750,000
Total Additions:	2,480,000	35,466,139	37,946,139
Balances as of March 31, 2016	$7,043,852	$87,040,410	$94,084,262

Depreciation expense was $398,830 and $152,336 for the three months ended March 31, 2016 and March 31, 2015, respectively.

Summary of Properties in the Company’s Existing Portfolio as of December 31, 2015

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

West Mifflin Facility

On September 25, 2015, the Company acquired a combined approximately 27,193 square foot surgery center and medical office building located in West Mifflin, Pennsylvania and the adjacent parking lot for approximately $11.35 million (approximately $11.6 million including legal and related fees). The facilities are operated by Associates in Ophthalmology, LTD and Associates Surgery Centers, LLC, respectively, and leased back to those entities by the Company via two separate lease agreements that expire in 2030. Each lease has two successive options by the tenants to renew for five year periods. Base rent increases by 2% each lease year commencing on October 1, 2018. The property is owned in fee simple. In connection with the acquisition of the facilities, the Company borrowed $7,377,500 from Capital One and funded the remainder of the purchase price with the proceeds from a Convertible Debenture it issued to its majority stockholder in the total amount of $4,545,838. Refer to Note 4 – “Notes Payable Related to Acquisitions” and Note 6 – “Related Party Transactions” for additional details regarding the funding of this transaction.

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

Omaha Facility

On June 5, 2014, the Company completed the acquisition of a 56-bed long term acute care hospital located at 1870 S. 75th Street, Omaha, Nebraska for approximately $21.7 million (approximately $21.9 million including legal fees). The Omaha facility is operated by Select Specialty Hospital – Omaha, Inc. pursuant to a sublease which expires in 2023, with sub lessee options to renew up to 60 years. The real property where the Omaha facility and other improvements are located is subject to a land lease with Catholic Health Initiatives, a Colorado nonprofit corporation (the “land lease”). The land lease initially was to expire in 2023 with sub lessee options to renew up to 60 years. However, as of March 31, 2016, the Company exercised two five-year lease renewal options and therefore the land lease currently expires in 2033, subject to future renewal options by the Company. In connection with the acquisition of the Omaha facility in June 2014, the Company borrowed $15.06 million from Capital One and funded the remainder of the purchase price with funds from its majority stockholder. Refer to Note 4 – “Notes Payable Related to Acquisitions” for additional details regarding the funding of this transaction.

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

Note 4 – Notes Payable Related to Acquisitions

Summary of Notes Payable Related to Acquisitions, Net of Debt Discount

As disclosed in Note 2 – “Summary of Significant Accounting Policies” effective for the fiscal year ended December 31, 2015, the Company early adopted the provisions of ASU 2015-03, which requires retrospective application. The adoption of ASU 2015-03 represents a change in accounting principle. A detail of the impact of adopting ASU 2015-03 on the Company’s Notes Payable Related to Acquisitions, net of unamortized discount balances, as of March 31, 2016 and December 31, 2015, is as follows

	March 31, 2016	December 31, 2015
Notes payable related to acquisitions, gross	$55,791,614	$23,788,065
Less: Unamortized debt discount (deferred financing costs)	(1,302,730)	(302,892)
Notes payable related to acquisitions, net	$54,488,884	$23,485,173

The Company incurred financing costs related to the Cantor, Plano, West Mifflin, Asheville, and Omaha loans that are treated as debt discounts.

A rollforward of the unamortized debt discount balance as of March 31, 2016 is as follows:

Balance as of January 1, 2016, net	$302,892
Additions – Plano financing	53,280
Additions – Cantor financing	1,036,799
Write-off of Plano financing costs (a)	(53,280)
Debt discount amortization expense	(36,961)
Balance as of March 31, 2016, net	$1,302,730

(a)	As disclosed in Note 3 – “Property Portfolio,” the Plano loan was refinanced with proceeds from the Cantor loan (discussed below) and accordingly the Plano related deferred financing costs were written off during the three months ended March 31, 2016 into the “Interest Expense” line item in the accompanying Consolidated Statements of Operations.

Amortization expense of $90,241 and $29,797 for the three months ended March 31, 2016 and March 31, 2015, respectively, is included in the “Interest Expense” line item in the accompanying Consolidated Statements of Operations.

Cantor Loan

On March 31, 2016, through certain of the Company’s subsidiaries, the Company entered into a $32,097,400 portfolio commercial mortgage-backed securities loan (the “Cantor Loan”) with Cantor Commercial Real Estate Lending, LP (“CCRE”). The subsidiaries are GMR Melbourne, LLC, GMR Westland, LLC, GMR Memphis, LLC, and GMR Plano, LLC (“GMR Loan Subsidiaries”). The Cantor Loan has cross-default and cross-collateral terms. The Company used the proceeds of the Cantor Loan to acquire the Marina Towers (Melbourne, FL) and the Surgical Institute of Michigan (Westland, MI) properties and to refinance the Star Medical (Plano, TX) assets by paying off the existing principal amount of the loan with East West bank in the amount of $9,223,500, and the Company granted a security interest in the Gastro One (Memphis, TN) assets.

The Cantor Loan has a maturity date of April 6, 2026 and accrues annual interest at 5.22%. The first five years of the term require interest only payments and after that payments will include interest and principal, amortized over a 30 year schedule. Prepayment can only occur within four months prior to the maturity date, except that after the earlier of (a) 2 years after the loan is placed in a securitized mortgage pool, or (ii) May 6, 2020, the Cantor Loan can be fully and partially defeased upon payment of amounts due under the Cantor Loan and payment of a defeasance amount that is sufficient to purchase U.S. government securities equal to the scheduled payments of principal, interest, fees, and any other amounts due related to a full or partial defeasance under the Cantor Loan.

The Company is securing the payment of the Cantor Loan with the assets, including property, facilities, and rents, held by the GMR Loan Subsidiaries and has agreed to guarantee certain customary recourse obligations, including findings of fraud, gross negligence, or breach of environmental covenants by GMR Loan Subsidiaries. The GMR Loan Subsidiaries will be required to maintain a monthly debt service coverage ratio of 1.35:1.00 for all of the collateral properties in the aggregate.

No principal payments were made for the three months ended March 31, 2016. The note balance as of March 31, 2016 was $32,097,400. No interest expense was incurred on this note for the three months ended March 31, 2016.

As of March 31, 2016, scheduled principal payments due for each fiscal year ended December 31 are listed below as follows:

2016	$-
2017	-
2018	-
2019	-
2020	-
Thereafter	32,097,400
Total	$32,097,400

West Mifflin Note Payable

In order to finance a portion of the purchase price for the West Mifflin facility, on September 25, 2015 the Company entered into a Term Loan and Security Agreement with Capital One to borrow $7,377,500. The note bears interest at 3.72% per annum and all unpaid interest and principal is due on September 25, 2020. Interest is paid in arrears and interest payments begin on November 1, 2015, and on the first day of each calendar month thereafter. Principal payments begin on November 1, 2018 and on the first day of each calendar month thereafter based on an amortization schedule with the principal balance due on the maturity date. The note may not be prepaid in whole or in part prior to September 25, 2017. Thereafter, the Company, at its option, may prepay the note at any time, in whole (but not in part) on at least thirty calendar days but not more than sixty calendar days advance written notice. The note has an early termination fee of two percent if prepaid prior to September 25, 2018. No principal payments were made for the three months ended March 31, 2016 and the twelve months ended December 31, 2015. The note balance as of March 31, 2016 and December 31, 2015 was $7,377,500. Interest expense incurred on this note was $69,373 and $0 for the three months ended March 31, 2016 and March 31, 2015, respectively.

As of March 31, 2016, scheduled principal payments due for each fiscal year ended December 31 are listed below as follows:

2016	$-
2017	-
2018	22,044
2019	136,007
2020	7,219,449
Total	$7,377,500

Asheville Note Payable

In order to finance a portion of the purchase price of the Asheville facility, on September 15, 2014 the Company entered into a Promissory Note with the Bank of North Carolina to borrow $1,700,000. The note bears interest on the outstanding principal balance at the simple, fixed interest rate of 4.75% per annum and all unpaid principal and interest is due on February 15, 2017. Commencing on October 15, 2014, the Company made on the 15th of each calendar month until and including March 15, 2015, monthly payments consisting of interest only. Thereafter, commencing on April 15, 2015, the outstanding principal and accrued interest is payable in monthly amortizing payments on the 15th day of each calendar month, until and including January 15, 2017. This note may be prepaid in part or in full at any time and no prepayment penalty will be assessed with respect to any amounts prepaid. The Company made principal payments in the amount of $13,046 and $37,899 for the three months ended March 31, 2016 and the twelve months ended December 31, 2015, respectively. The note balance as of March 31, 2016 and December 31, 2015 was $1,649,055 and $1,662,101, respectively. Interest expense on this note was $19,910 and $20,188 for the three months ended March 31, 2016 and March 31, 2015, respectively.

As of March 31, 2016, scheduled principal payments due for each fiscal year ended December 31 are listed below as follows:

2016	$39,673
2017	1,609,382
Total	$1,649,055

Omaha Note Payable

In order to finance a portion of the purchase price for the Omaha facility, on June 5, 2014 the Company entered into a Term Loan and Security Agreement with Capital One, National Association to borrower $15,060,000. The loan bears interest at 4.91% per annum and all unpaid interest and principal is due on June 5, 2017 (the “Maturity Date”). Interest is paid in arrears and payments began on August 1, 2014, and are due on the first day of each calendar month thereafter. Principal payments begin on January 1, 2015 and are due on the first day of each calendar month thereafter based on an amortization schedule with the principal balance due on the Maturity Date. The loan may not be prepaid in whole or in part prior to June 5, 2016, thereafter, the Company, at its option, may prepay the loan at any time, in whole (but not in part) on at least 30 calendar days’, but not more than 60 calendar days’, advance written notice. The prepayment amount will be equal to the outstanding principal balance of the loan, any accrued and unpaid interest and all other fees, expenses and obligations including an early termination fee of $301,200. The Company made principal payments in the amount of $80,805 and $311,536 for the three months ended March 31, 2016 and the twelve months ended December 31, 2015, respectively. The note balance as of March 31, 2016 and December 31, 2015 was $14,667,659 and $14,748,464, respectively. Interest expense on this note was $182,750 and $186,628 for the three months ended March 31, 2016 and March 31, 2015, respectively.

As of March 31, 2016, scheduled principal payments due for each fiscal year ended December 31 are listed below as follows:

2016	$244,518
2017	14,423,141
Total	$14,667,659

Note 5 – Stockholders’ Equity

Preferred Stock

The Company’s charter authorizes the issuance of 100,000,000 shares of preferred stock, par value $0.001 per share. As of March 31, 2016 and December 31, 2015, no shares of preferred stock were issued and outstanding.

Common Stock

The Company has 500,000,000 of authorized shares of common stock, $0.001 par value. As of March 31, 2016 and December 31, 2015, there were 1,426,656 and 250,000 outstanding shares of common stock, respectively.

On March 2, 2016, ZH USA, LLC converted $15,000,000 of principal under the Convertible Debenture into 1,176,656 shares of the Company’s unregistered common stock. The shares of unregistered common stock issuable to ZH USA, LLC under the Convertible Debenture are subject to customary anti-dilution rights in the event of stock splits, stock dividends and similar corporate events.

Pursuant to a previously declared dividend approved by the Board of Directors of the Company and in compliance with applicable provisions of the Maryland General Corporation Law, the Company has paid a monthly dividend of $0.0852 per share each month during the three month period from January 1, 2016 through March 31, 2016. During the three months ended March 31, 2016 the Company paid total dividends to holders of its common stock in the amount of $164,152. During the three months ended March 31, 2015, the Company paid total dividends to holders of its common stock in the amount of $63,900.

Note 6 – Related Party Transactions

Allocated General and Administrative Expenses

In the future, the Company may receive an allocation of general and administrative expenses from the Advisor that are either clearly applicable to or were reasonably allocated to the operations of the properties. There were no allocated general and administrative expenses from the Advisor for the three months ended March 31, 2016 or the twelve months ended December 31, 2015.

Convertible Debenture, due to Majority Stockholder

The Company has received funds from its majority stockholder ZH USA, LLC in the form of convertible interest bearing notes (8% per annum, payable in arrears) due on demand unsecured debt, which are classified as “Convertible debenture, due to majority stockholder” on the accompanying Consolidated Balance Sheets. The Company may prepay the note at any time, in whole or in part. ZH USA, LLC may elect to convert all or a portion of the outstanding principal amount of the note into shares of common stock in an amount equal to the principal amount of the note, together with accrued but unpaid interest, divided by $12.748.

A rollforward of the funding from ZH USA, LLC classified as convertible debenture, due to majority stockholder as of March 31, 2016 is as follows:

Balance as of January 1, 2016	$40,030,134
Conversion of convertible debenture to common shares (a)	(15,000,000)
Balance as of March 31, 2016	$25,030,134

(a)	As disclosed in Note 5 – “Stockholders’ Equity” on March 2, 2016, ZH USA, LLC converted $15,000,000 of principal under the Convertible Debenture into 1,176,656 shares of the Company’s unregistered common stock.

Interest expense on the convertible debenture was $699,779 and $107,429 for the three months ended March 31, 2016 and March 31, 2015, respectively.

The Company analyzed the conversion option in the convertible debenture for derivative accounting treatment under ASC Topic 815, “Derivatives and Hedging,” and determined that the instrument does not qualify for derivative accounting. The Company performed an analysis in accordance with ASC Topic 470-20, “Debt with Conversion and Other Options,” to determine if the conversion option was subject to a beneficial conversion feature and determined that the instrument does not have a beneficial conversion feature.

Note Payable to Majority Stockholder

The Company has received funds from its majority stockholder ZH USA, LLC in the form of a non-interest bearing due on demand note payable, which is classified as “Note payable to majority stockholder” on the accompanying Consolidated Balance Sheets.

A rollforward of the funding from the majority stockholder as of March 31, 2016 is as follows:

Balance as of January 1, 2016	$421,000
Proceeds received from majority stockholder	-
Repayments of note payable	-
Balance as of March 31, 2016	$421,000

Note Payable to Related Party

During the three months ended March 31, 2016, the Company received total funds in the amount of $450,000 in the form of an interest bearing note payable from a related party. The note bears interest at 4% per annum and is due on demand. Interest expense incurred on this note for the three months ended March 31, 2016 was $1,634. Under the arrangement with the related party the Company has the ability to receive additional loans in the future.

Due to Related Parties, Net

A rollforward of the due (to) from related parties balance, net as of March 31, 2016 is as follows:

	Due from Advisor	Due to Advisor – Mgmt. Fees	Due to Advisor – Other Funds	Due (to) from Other Related Party	Total Due (To) From Related Parties, Net

Balance as of January 1, 2016	$178,111	(630,000)	(240,280)	(155,000)	(847,169)
Management fees due to Advisor (a)	-	(90,000)	-	-	(90,000)
Funds loaned by Advisor (b)	-	-	(152,893)	-	(152,893)
Funds loaned to Other Related Party	-	-	-	21,500	21,500
Balance as of March 31, 2016	$178,111	(720,000)	(393,173)	(133,500)	(1,068,562)

(a)	This amount represents a cash flow operating activity.
(b)	Funds loaned to the Company were primarily used by the Company for general corporate purposes.

Management Agreement

On November 10, 2014, the Company entered into a Management Agreement, with an effective date of April 1, 2014, with Inter-American Management, LLC (the “Advisor”), a Delaware limited liability company and an affiliate of the Company. Under the terms of the Management Agreement, the Advisor is responsible for designing and implementing the Company’s business strategy and administering its business activities and day-to-day operations. For performing these services, the Company is obligated to pay the Advisor a base management fee equal to the greater of (a) 2.0% per annum of the Company’s net asset value (the value of the Company’s assets less the value of the Company’s liabilities), or (b) $30,000 per calendar month. For each of the three months ended March 31, 2016 and March 31, 2015, management fees of $90,000 were incurred and expensed by the Company, due to the Advisor, and remain unpaid as of March 31, 2016. Additionally, during the three months ended March 31, 2016, the Company expensed $754,000 that was paid to the Advisor for the acquisitions of the Plano, Melbourne and Westland Facilities, respectively. For the three months ended March 31, 2015, the Company incurred no acquisition expenses as no properties were acquired during this prior three month period.

Note 7 – Rental Revenue

The aggregate annual minimum cash to be received by the Company on the noncancelable operating leases related to its portfolio of facilities in effect as of March 31, 2016, are as follows for the subsequent years ended December 31; as listed below.

2016	$5,034,388
2017	6,711,661
2018	6,814,579
2019	6,967,091
2020	7,103,838
Thereafter	62,948,013
Total	$95,579,570

For the three months ended March 31, 2016, the Omaha facility constituted approximately 34% of the Company’s rental revenue, the Tennessee facilities constituted approximately 27% of rental revenue, the Plano facility constituted approximately 18% of rental revenue and the Pittsburgh facility constituted approximately 17% of rental revenue. All other facilities individually contributed the remaining total of approximately 4% of rental revenue.

For the three months ended March 31, 2015, the Omaha facility constituted approximately 88% of the Company’s rental revenue and the Asheville facility constituted approximately 12% of rental revenue.

Note 8 – Omaha Land Lease Rent Expense

The Omaha facility land lease initially was to expire in 2023 with options to renew up to 60 years. However, the Company exercised two five-year lease renewal options and therefore the land lease currently expires in 2033, subject to future renewal options by the Company. Under the terms of the land lease, annual rents increase 12.5% every fifth anniversary of the lease. The initial land lease increase will occur in April 2017. During the three months ended March 31, 2016 and March 31, 2015, the Company expensed $18,154 and $14,970 related to this lease. The aggregate minimum cash payments to be made by the Company on the non-cancelable Omaha facility related land lease in effect as of March 31, 2016, are as follows for the subsequent years ended December 31; as listed below.

2016	$44,908
2017	59,877
2018	63,619
2019	67,362
2020	67,362
Thereafter	973,586
Total	$1,276,714

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

Note 10 – Subsequent Events

Filing of Registration Statement

On April 1, 2016, the Company filed a registration statement on Form S-11 relating to a proposed initial public offering of the Company’s common stock.

Executed Asset Purchase Agreement Subsequent to March 31, 2016

On April 19, 2016, the Company entered into an Asset Purchase Agreement (the “Agreement”) with Paper Mill Partners, L.P., a Pennsylvania limited partnership (the “Partners”) and Ridgewood Surgery Center, L.P., a Pennsylvania limited partnership (“Ridgewood”) (Partners and Ridgewood each a “Seller” and collectively the “Sellers”) to acquire a 17,000 square foot eye center located at 1802 Papermill Road, Wyomissing, PA 19610 (the “Eye Center”) owned and operated by Partners and a 6,500 square foot eye surgery center located at 2220 Ridgewood Road, Wyomissing, PA 19610 (the “Surgery Center”) owned and operated by Ridgewood (the Eye Center and Surgery Center each a “Facility” and collectively the “Facilities”). The aggregate purchase price for the Facilities is $9,200,600 (the “Purchase Price”). The acquisition includes the Facilities, together with the real property, the improvements, and all appurtenances thereto. The acquisition is expected to close in June 2016.

The Eye Center will be leased back to Berks Eye Physicians & Surgeons, Ltd., a Pennsylvania professional corporation (the “Eye Center Tenant”) and the Surgery Center will be leased back to Ridgewood Surgery Associates LLC, a Pennsylvania limited liability company (the “Surgery Center Tenant”). Both leases will be 10-year absolute triple-net lease agreements that expire in 2026 and will be cross defaulted. Both leases also provide for two consecutive five-year extensions at the option of the tenants. The Eye Center Lease will be guaranteed by the Surgery Center Tenant and the Surgery Center Lease will be guaranteed by the Eye Center Tenant, each pursuant to a written guaranty.

Under the Agreement, the Company has the right to, and intends to, designate one or more subsidiaries of the Company’s Operating Partnership, to purchase the Facilities and lease them back to the tenant-operators.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

Global Medical REIT Inc. (the “Company,” “us,” “we,” “our”) was incorporated in the state of Nevada on March 18, 2011 under the name Scoop Media, Inc. (“Scoop Media”), which was acquired in 2013 by ZH International Holdings Ltd. (formerly known as Heng Fai Enterprises, Ltd.), a Hong Kong limited company. ZH International is the 85% owner of the Advisor and the owner of our majority stockholder, ZH USA, LLC. A public company traded on the Hong Kong exchange, ZH International is engaged in global real estate development, investment, management and sales and REIT management. We re-domiciled into a Maryland corporation, effective January 6, 2014, and our principal investment strategy is to develop and manage a portfolio of real estate assets in the healthcare industry, which includes surgery centers, specialty hospitals, and outpatient treatment centers.

In March 2016, we formed the Operating Partnership and contributed 100% of the limited liability company interests in two wholly owned subsidiaries that own certain of the Company’s properties in exchange for limited partnership units of the Operating Partnership. These subsidiaries are GMR Plano, LLC, a Delaware limited liability company, and GMR Memphis, LLC, a Delaware limited liability company. We intend to contribute our ownership interests in the subsidiaries that own the Company’s other properties upon receipt of the required lender consents. The Company owns the sole general partner of the Operating Partnership.

Recent Developments

Completion of the Acquisition of Three Facilities

During the three months ended March 31, 2016, we acquired three facilities. A summary description of the facilities is as follows:

On January 28, 2016, we closed on an asset purchase agreement with an unrelated party, Star Medreal, LLC, a Texas limited liability company, to acquire an approximately 24,000 square foot, eight bed acute hospital facility located in Plano, Texas (the “Plano Facility”), along with all real property and improvements thereto for approximately $17.5 million (approximately $17.7 including legal and related fees). Under the terms of the agreement, we were obligated to pay a development fee of $500,000 to Lumin, LLC at closing. The property has been leased back via an absolute triple-net lease agreement that expires in 2036. The tenant has two successive options to renew the lease for ten year periods on the same terms and conditions as the primary non-revocable lease term with the exception of rent, which will be computed with the then prevailing fair market value as determined by an appraisal process defined in the lease. The terms of the lease also provide for a tenant allowance up to $2.75 million for a 6,400 square foot expansion to be paid by the Company.

On March 31, 2016, we closed on a purchase agreement to acquire a 78,000 square-foot medical office building located on the Melbourne Bayfront for a purchase price of $15.45 million (approximately $15.5 including legal and related fees) from Marina Towers, LLC, a Florida limited liability company (the “Melbourne Facility”). The facility is located at 709 S. Harbor City Blvd., Melbourne, FL on 1.9 acres of land. The acquisition includes the site and building, an easement on the adjacent property to the north for surface parking, all tenant leases, and above and below ground parking garages. The entire facility has been leased back via a 10-year absolute triple-net master lease agreement that expires in 2026. The tenant has two successive options to renew the lease for five-year periods on the same terms and conditions as the primary non-revocable lease term with the exception of rent, which will be adjusted to the prevailing fair market rent at renewal and will escalate in successive years during the extended lease period at two percent annually.

On March 31, 2016, we closed on a purchase agreement to acquire a two-story medical office building and ambulatory surgery center located in Westland, Michigan (the “Westland Facility”) for an aggregate purchase price of $4.75 million (approximately $4.8 including legal and related fees) from Cherry Hill Real Estate, LLC (“Cherry Hill”). The property contains 15,018 leasable square feet and is located on a 1.3 acre site. Under the purchase agreement, we acquired the site and building, including parking. Also on March 31, 2016, we executed a lease agreement for the entire facility with The Surgical Institute of Michigan, LLC, under a triple-net master lease agreement that expires in 2026, subject to two successive ten-year renewal options for the tenant on the same terms as the initial lease, except that the rental rate will be subject to adjustment upon each renewal based on then-prevailing market rental rates. The purchase agreement contains customary covenants, representations and warranties. Commensurate with the execution of its lease with us, The Surgical Institute of Michigan, LLC terminated its lease agreement with Cherry Hill that was in place at the time of the sale of the facility to us.

Cantor Loan

On March 31, 2016, through certain of our subsidiaries, we entered into a $32,097,400 portfolio commercial mortgage-backed securities loan (the “Cantor Loan”) with Cantor Commercial Real Estate Lending, LP (“CCRE”). The subsidiaries are GMR Melbourne, LLC, GMR Westland, LLC, GMR Memphis, LLC, and GMR Plano, LLC (“GMR Loan Subsidiaries”). The Cantor Loan has cross-default and cross-collateral terms. We used the proceeds of the Cantor Loan to acquire the Melbourne Facility and the Westland Facility and to refinance the Star Medical (Plano, TX) assets by paying off the existing principal amount of the loan with East West bank in the amount of $9,223,500, and we granted a security interest in the Gastro One (Memphis, TN) assets.

The Cantor Loan has a maturity date of April 6, 2026 and accrues annual interest at 5.22%. The first five years of the term require interest only payments and after that payments will include interest and principal, amortized over a 30 year schedule. Prepayment can only occur within four months prior to the maturity date, except that after the earlier of (a) 2 years after the loan is placed in a securitized mortgage pool, or (ii) May 6, 2020, the Cantor Loan can be fully and partially defeased upon payment of amounts due under the Cantor Loan and payment of a defeasance amount that is sufficient to purchase U.S. government securities equal to the scheduled payments of principal, interest, fees, and any other amounts due related to a full or partial defeasance under the Cantor Loan.

We are securing the payment of the Cantor Loan with the assets, including property, facilities, and rents, held by the GMR Loan Subsidiaries and has agreed to guarantee certain customary recourse obligations, including findings of fraud, gross negligence, or breach of environmental covenants by GMR Loan Subsidiaries. The GMR Loan Subsidiaries will be required to maintain a monthly debt service coverage ratio of 1.35:1.00 for all of the collateral properties in the aggregate.

No principal payments were made for the three months ended March 31, 2016. The note balance as of March 31, 2016 was $32,097,400. No interest expense was incurred on this note for the three months ended March 31, 2016.

Conversion of Convertible Debenture into Shares of Our Common Stock

On March 2, 2016, ZH USA, LLC converted $15,000,000 of principal under the Convertible Debenture into 1,176,656 shares of our unregistered common stock. The shares of unregistered common stock issuable to ZH USA, LLC under the Convertible Debenture are subject to customary anti-dilution rights in the event of stock splits, stock dividends and similar corporate events.

Trends Which May Influence Results of Operations

We believe the following trends in the healthcare real estate market positively affect the acquisition, ownership, development and management of healthcare real estate:

•	growing healthcare expenditures;

•	an aging population;

•	a continuing shift towards outpatient care;

•	implementation of the Affordable Care Act;

•	physician practice group and hospital consolidation;

•	healthcare industry employment growth;

•	expected monetization and modernization of healthcare real estate;

•	a highly fragmented healthcare real estate market; and

•	a limited new supply of healthcare real estate.

Components of the Company’s Revenues, Expenses and Cash Flows

Revenues

Rental Revenues

Our operations currently consist of rental revenue earned from our tenant-operators under leasing arrangements which provide for minimum rent, escalations, and charges to the tenant-operator for the real estate taxes and operating expenses. The leases have been accounted for as operating leases. For operating leases with contingent rental escalators, revenue is recorded based on the contractual cash rental payments due during the period. Revenue from leases with fixed annual rental escalators are recognized on a straight-line basis over the initial lease period, subject to a collectability assessment. If we determine that collectability of rents is not reasonably assured, future revenue recognition is limited to amounts contractually owed and paid, and, when appropriate, an allowance for estimated losses is established.

Expenses

Acquisition fees – related party

Acquisition fees represent an expense incurred for a fee paid by us to the Advisor for each acquisition in connection with the terms of the Management Agreement.

General and administrative

General and administrative expense primarily includes professional fees and services (legal and accounting), general office expenses, ground rent related to the Omaha facility, and travel and related expenses.

Management fees – related party

In accordance with the terms of the current Management Agreement between us and the Advisor, we pay the Advisor a base management fee equal to the greater of (a) 2.0% per annum of our net asset value (the value of our assets less the value of our liabilities), or (b) $30,000 per calendar month. Historically this fee has resulted in a monthly charge to us of $30,000.

Depreciation expense

Depreciation expense is computed using the straight-line method over the estimated useful lives of the buildings and improvements, which are generally between 5 and 40 years.

Interest expense

Interest expense is derived from interest incurred on our borrowings from third party institutional lenders as well as borrowings from our majority stockholder, the funds of which were primarily used to fund acquisitions. Additionally, the amortization of deferred financing costs (debt discount) incurred to obtain third party financing is classified as interest expense.

Cash Flow

Cash flows from operating activities

Cash flows from operating activities primarily represent activities related to us conducting our normal business activities and generally reflect the impact of transactions that enter into the determination of our net income or loss.

Cash flows from investing activities

Cash flows from investing activities primarily represent activities related to us acquiring healthcare facilities, plants, and equipment and making and collecting loans from other entities.

Cash flows from financing activities

Cash flows from financing activities primarily represent activities related to us borrowing and subsequently repaying funds from other entities as well as providing stockholders with a return on investment primarily in the form of a dividend payment.

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

Qualification as a REIT

Our business strategy is conducive to a more favorable tax structure whereby we may qualify and elect to be treated as a REIT for U.S. federal income tax purposes. We plan to elect to be taxed as REIT under U.S. federal income tax laws commencing with our contemplated taxable year ending December 31, 2016. We believe that, commencing with 2016, we have organized and have operated in such a manner as to qualify for taxation as a REIT under all of the U.S. federal income tax laws, and we intend to continue to operate in such a manner. However, we cannot provide assurances that we will operate in a manner so as to qualify or remain qualified as a REIT.

In order to qualify as a REIT, a substantial percentage of our assets must be qualifying real estate assets and a substantial percentage of our income must be rental revenue from real property or interest on mortgage loans. We must elect under the U.S. Internal Revenue Code (the “Code”) to be treated as a REIT. Subject to a number of significant exceptions, a corporation that qualifies as a REIT generally is not subject to U.S. federal corporate income taxes on income and gains that it distributes to its stockholders, thereby reducing its corporate level taxes.

Management Agreement

On November 10, 2014, we entered into a Management Agreement, with an effective date of April 1, 2014, with Inter-American Management, LLC, our affiliate. See Note 6 – “Related Party Transactions” for additional information on this agreement.

Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires our management to use judgment in the application of accounting policies, including making estimates and assumptions. We base estimates on the best information available to us at the time, our experience and on various other assumptions believed to be reasonable under the circumstances. These estimates affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If our judgment or interpretation of the facts and circumstances relating to various transactions or other matters had been different, it is possible that different accounting would have been applied, resulting in a different presentation of our financial statements. From time to time, we re-evaluate our estimates and assumptions. In the event estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current estimates and assumptions about matters that are inherently uncertain. For a more detailed discussion of our significant accounting policies, see Note 2 – “Summary of Significant Accounting Policies” in the footnotes to the accompanying financial statements. Below is a discussion of accounting policies that we consider to be the most critical to understanding complex judgments involved and the uncertainties that could impact our results of operations, financial condition and cash flows.

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

Purchase of Real Estate

Transactions in which real estate assets are purchased that are not subject to an existing significant lease or are attached or related to a major healthcare provider are treated as asset acquisitions, and as such are recorded at their purchase price, including acquisition fees, which is allocated to land and building based upon their relative fair values at the date of acquisition. Investment properties that are acquired either subject to a significant existing lease or as part of a portfolio level transaction with significant leasing activity are treated as a business combination under Accounting Standards Codification (“ASC”) Topic 805, “Business Combinations,” which requires the purchase price of acquired properties be allocated to the acquired tangible assets and liabilities, consisting of land, building, and any identified intangible assets. Acquisition fees are expensed as incurred. Fair value is determined based on ASC Topic 820, “Fair Value Measurements and Disclosures,” primarily based on unobservable data inputs. In making estimates of fair values for purposes of allocating the purchase price of individually acquired properties, we utilize our own market knowledge and published market data. In this regard, we also utilize information obtained from county tax assessment records to assist in the determination of the fair value of the land and building. We utilize market comparable transactions such as price per square foot to assist in the determination of fair value for purposes of allocating the purchase price of properties acquired as part of portfolio level transactions. The value of acquired leases, if applicable, is estimated based upon the costs we would have incurred to lease the property under similar terms.

Impairment of Long Lived assets

We evaluate our real estate assets for impairment periodically or whenever events or circumstances indicate that its carrying amount may not be recoverable. If an impairment indicator exists, we compare the expected future undiscounted cash flows against the carrying amount of an asset. If the sum of the estimated undiscounted cash flows is less than the carrying amount of the asset, we record an impairment loss for the difference between the estimated fair value and the carrying amount of the asset.

Revenue Recognition

Our operations currently consist of rental revenue earned from tenants under leasing arrangements which provide for minimum rent, escalations, and charges to the tenant for the real estate taxes and operating expenses. The leases have been accounted for as operating leases. For operating leases with contingent rental escalators, revenue is recorded based on the contractual cash rental payments due during the period. Revenue from leases with fixed annual rental escalators are recognized on a straight-line basis over the initial lease term, subject to a collectability assessment. If we determine that collectability of rents is not reasonably assured, future revenue recognition is limited to amounts contractually owed and paid, and, when appropriate, an allowance for estimated losses is established.

We consistently assess the need for an allowance for doubtful accounts, including an allowance for operating lease straight-line rent receivables, for estimated losses resulting from tenant defaults, or the inability of tenants to make contractual rent and tenant recovery payments. We also monitor the liquidity and creditworthiness of our tenants and operators on a continuous basis. This evaluation considers industry and economic conditions, property performance, credit enhancements and other factors. For operating lease straight-line rent amounts, our assessment is based on amounts estimated to be recoverable over the term of the lease. As of March 31, 2016 and December 31, 2015, no allowance was recorded as it was not deemed necessary.

Fair Value of Financial Instruments

Fair value is a market-based measurement and should be determined based on the assumptions that market participants may use in pricing an asset or liability. In accordance with ASC Topic 820, the valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The three levels are defined as follows:

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

We consider the carrying values of cash and cash equivalents, escrow deposits, accounts and other receivables, and accounts payable and accrued expenses to approximate the fair value for these financial instruments because of the short period of time since origination or the short period of time between origination of the instruments and their expected realization. Due to the short-term nature of these instruments, Level 1 and Level 2 inputs are utilized to estimate the fair value of these financial instruments.

Consolidated Results of Operations

The major factor that resulted in variances in our results of operations for each revenue and expense category for the three months ended March 2016 compared to the three months ended March 31, 2015 is due to the fact that as of March 31, 2016 our portfolio consisted of facilities from a total of seven acquisitions, whereas as of March 31, 2015 only two of the seven acquisitions had occurred.

As of March 31, 2016 the Company had the following properties in its portfolio from seven acquisitions:

•	Melbourne (acquired March 31, 2016)
•	Westland (acquired March 31, 2016)
•	Plano (acquired January 28, 2016)
•	Tennessee facilities (acquired December 31, 2015)
•	West Mifflin (acquired September 25, 2015)
•	Asheville (acquired September 19, 2014)
•	Omaha (acquired June 5, 2014)

As of March 31, 2015 the Company had the following properties in its portfolio from two acquisitions:

•	Asheville (acquired September 19, 2014)
•	Omaha (acquired June 5, 2014)

Revenues

Total revenue for the three months ended March 31, 2016 was $1,314,059, compared to $462,138 for the same period in 2015, an increase of $851,921. The increase is the result of rental revenue derived from the base rental receipts from the additional facilities that we acquired and were included as part of our portfolio during the current three month period.

Acquisition Fees – related party

Acquisition fees for the three months ended March 31, 2016 were $754,000, compared with no acquisition fees incurred for the same period in 2015, as no acquisitions occurred during the comparable prior three month period. The $754,000 of current three month period acquisition fees consisted of $350,000, $309,000 and $95,000 that were expensed in connection with the acquisitions of the Plano Facility, the Melbourne Facility, and the Westland Facility, respectively. The acquisition fee is computed as 2% of the purchase price of the facility.

General and Administrative

General and administrative expenses for the three months ended March 31, 2016 were $888,529, compared with $64,307 for the same period in 2015, an increase of $824,222. The increase is primarily a result of a $500,000 development fee incurred in connection with the Plano acquisition, increases in accounting and compliance costs primarily associated with audit requirements related to the acquired properties, and a general increase in this expense category as a result of the additional facilities that we acquired and were included as part of our portfolio during the current three month period.

Management Fees – related party

Management fees for the three months ended March 31, 2016 and the three months ended March 31, 2015 were $90,000. This management fee is based upon the terms of the Management Agreement we entered into with our Advisor effective as of April 1, 2014.

Depreciation Expense

For the three months ended March 31, 2016 depreciation expense was $398,830, compared with $152,336 for the same period in 2015, an increase of $246,494. The increase is a result of depreciation expense incurred related to the additional facilities that we acquired and were included as part of our portfolio during the current three month period.

Interest Expense

For the three months ended March 31, 2016 interest expense was $1,129,263, compared with $344,042 for the same period in 2015, an increase of $785,221. The increase is primarily a result of interest expense incurred on the additional third party debt and borrowings from our majority stockholder that we procured during the current three month period related to the three facilities that we acquired. The increase also results from deferred financing cost amortization related to the additional deferred financing costs (recorded as debt discount) incurred on the debt we procured.

Liquidity and Capital Resources

General

Liquidity is a measure of our ability to meet potential cash requirements, maintain our assets, fund our operations and make dividend distributions to our stockholders and other general business needs. Our liquidity, to a certain extent, is subject to general economic, financial, competitive and other factors that are beyond our control. Our primary sources of liquidity to date consist of funding by the majority stockholder and bank loans as discussed below.

Our near-term liquidity requirements consist primarily of purchasing our target assets, restoring and leasing properties and funding our operations. Our long-term liquidity needs consist primarily of funds necessary to pay for the acquisition and maintenance of properties; non-recurring capital expenditures; interest and principal payments on our indebtedness discussed below; payment of quarterly dividends to our stockholders to the extent declared by our Board of Directors; and general and administrative expenses. The nature of our business, our aggressive growth plans and the requirement that we distribute at least 90% of our REIT taxable income may cause us to have substantial liquidity needs over the long-term. We will seek to satisfy our long-term liquidity needs through cash flow from operations, long-term secured and unsecured indebtedness, the issuance of debt and equity securities, property dispositions, and joint venture transactions. We expect to meet our operating liquidity requirements generally through cash on hand and cash provided by operations (as we acquire additional real estate assets). We anticipate that cash on hand, cash provided by operations, funding from financial institutions, and funding by our majority stockholder will be sufficient to meet our liquidity requirements for at least the next 12 months. Our assets are illiquid by their nature. Thus, a timely liquidation of assets might not be a viable source of short-term liquidity should a cash flow shortfall arise that causes a need for additional liquidity. It could be necessary to source liquidity from other financing alternatives should any such scenario arise.

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

Indebtedness

Our facilities have been financed through a combination of third-party debt and funding received from our majority stockholder. A detail of our notes payable balances from third-party lenders, net of unamortized debt discount, as of March 31, 2016 and December 31, 2015 is as follows:

	March 31, 2016	December 31, 2015
Notes payable related to acquisitions, gross	$55,791,614	$23,788,065
Less: Unamortized debt discount (deferred financing costs)	(1,302,730)	(302,892)
Notes payable related to acquisitions, net	$54,488,884	$23,485,173

We have also received funds from our majority stockholder ZH USA, LLC in the form of convertible interest bearing notes (8% per annum, payable in arrears) due on demand unsecured debt. We may prepay the note at any time, in whole or in part. ZH USA, LLC may elect to convert all or a portion of the outstanding principal amount of the note into shares of common stock in an amount equal to the principal amount of the note, together with accrued but unpaid interest, divided by $12.748.

A rollforward of the funding from ZH USA, LLC as of March 31, 2016 is as follows:

Balance as of January 1, 2016	$40,030,134
Conversion of convertible debenture to common shares	(15,000,000)
Balance as of March 31, 2016	$25,030,134

Cash Flow Information

Net cash used in operating activities for the three months ended March 31, 2016 was $1,115,647, compared with $139,427 for the same period in 2015. This increase was primarily derived from the payment of deferred costs related to the Company’s securities offering and an increase in tenant receivables during the period. This cash outflow was partially offset by noncash depreciation and deferred financing amortization expense and unpaid management fees.

Net cash used in investing activities for the three months ended March 31, 2016 was $37,573,329, which was primarily derived from the acquisitions of the Plano, Melbourne, and Westland facilities. Cash flows used in investing activities are heavily dependent upon the investment in properties and real estate assets. We anticipate cash flows used in investing activities to increase as we acquire additional properties in the future. There were no cash flows from investing activities for the three months ended March 31, 2015.

Net cash provided by financing activities for the three months ended March 31, 2016 was $30,011,987, compared with $355,994 for the same period in 2015. Cash flows provided by financing activities for the current period were derived primarily from total loan proceeds of $32,097,400 received from the Cantor loan, partially offset by the payment of deferred financing costs and third party loan principal repayments.

Dividends

Pursuant to a previously declared dividend approved by the Board of Directors of the Company and in compliance with applicable provisions of the Maryland General Corporation Law, the Company has paid a monthly dividend of $0.0852 per share each month during the three month period from January 1, 2016 through March 31, 2016. During the three months ended March 31, 2016 the Company paid total dividends to holders of its common stock in the amount of $164,152. During the three months ended March 31, 2015, the Company paid total dividends to holders of its common stock in the amount of $63,900.

The amount of the dividends paid to our stockholders is determined by our Board of Directors and is dependent on a number of factors, including funds available for payment of dividends, our financial condition, capital expenditure requirements and annual dividend amount of offering proceeds that may be used to fund dividends, except that, in accordance with our organizational documents and Maryland law, we may not make dividend distributions that would: (i) cause us to be unable to pay our debts as they become due in the usual course of business; (ii) cause our total assets to be less than the sum of our total liabilities plus senior liquidation preferences; or (iii) jeopardize our ability to maintain our qualification as a REIT.

Inflation

Historically, inflation has had a minimal impact on the operating performance of our healthcare facilities. Many of our triple-net lease agreements contain provisions designed to mitigate the adverse impact of inflation. These provisions include clauses that enable us to receive payment of increased rent pursuant to escalation clauses which generally increase rental rates during the terms of the leases. These escalation clauses often provide for fixed rent increases or indexed escalations (based upon the consumer price index or other measures). However, some of these contractual rent increases may be less than the actual rate of inflation. Most of our triple-net lease agreements require the tenant-operator to pay an allocable share of operating expenses, including common area maintenance costs, real estate taxes and insurance. This requirement reduces our exposure to increases in these costs and operating expenses resulting from inflation.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this Item 3.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act that are designed to ensure that information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to management, including the principal executive and financial officer as appropriate, to allow timely decisions regarding required disclosures. Our principal executive officer and principal financial officer evaluated the effectiveness of disclosure controls and procedures as of March 31, 2016 pursuant to Rule 13a-15(b) under the Exchange Act. Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this Report, the Company’s disclosure controls and procedures were effective to ensure that information required to be included in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

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

PART II OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become involved in litigation relating to claims arising out of our operations in the normal course of business. We are not involved in any pending legal proceeding or litigation and, to the best of our knowledge, no governmental authority is contemplating any proceeding to which we are a party or to which any of our properties is subject, which would reasonably be likely to have a material adverse effect on us.

Item 1A. Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this Item 1A.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

(a)	Exhibits

Exhibit No.	Description

3.1	Articles of Incorporation of Global Medical REIT Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q as filed with the Commission on April 22, 2014).

3.2	Bylaws of Global Medical REIT Inc. (incorporated herein by reference to Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q as filed with the Commission on April 22, 2014).

3.3	Articles of Amendment to Articles of Incorporation filed with the Secretary of State of Maryland (incorporated herein by reference to Annex A to the Company’s Definitive Information Statement on Schedule 14C as filed with the Commission on October 3, 2014).

4.1	Agreement and Plan of Conversion dated December 23, 2013 between Scoop Media, Inc. and Global Medical REIT Inc. (incorporated herein by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K as filed with the Commission on March 21, 2016).

4.2	Debt Conversion Agreement and Convertible Debenture dated July 17, 2014 between Global Medical REIT, Inc. and Heng Fai Enterprises Limited (incorporated herein by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K as filed with the Commission on March 21, 2016).

4.3	Convertible Debenture dated March 2, 2016 between Global Medical REIT, Inc. and ZH USA, LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A as filed with the Commission on March 8, 2016).

10.1	Loan Agreement dated March 31, 2016 between GMR Memphis, LLC, GMR Plano, LLC, GMR Melbourne, LLC, and GMR Westland, LLC and Cantor Commercial Real Estate Lending, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Commission on April 6, 2016).

10.2	Asset Purchase Agreement dated March 31, 2016, between Global Medical REIT, Inc. and Chery Hill Real Estate, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K as filed with the Commission on April 6, 2016).

10.3	Lease Agreement between an affiliate of Global Medical REIT, Inc. and The Surgical Institute of Michigan, LLC (incorporated by reference to Exhibit 10.3 respectively to the Company’s Current Report on Form 8-K as filed with the Commission on April 6, 2016).

10.4	Asset Purchase Agreement dated April 19, 2016, between Global Medical REIT, Inc. and Paper Mill Partners, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Commission on April 25, 2016).

31.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Schema

101.CAL *	XBRL Taxonomy Calculation Linkbase

101.DEF *	XBRL Taxonomy Definition Linkbase

101.LAB *	XBRL Taxonomy Label Linkbase

101.PRE *	XBRL Taxonomy Presentation Linkbase

+ Management contract or compensatory plan or arrangement.

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBAL MEDICAL REIT INC.

Date: May 9, 2016	By:	/s/ David A. Young
David A. Young
Chief Executive Officer (Principal Executive Officer)

Date: May 9, 2016	By:	/s/ Donald McClure
Donald McClure
Chief Financial Officer (Principal Financial and Accounting Officer)

- 29 -