Form 10-K/A
period 2015-12-31
Global Medical REIT Inc.
filed 2016-06-28
CIK 1533615

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1 to

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by a check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one).

☐ Large accelerated filer	☐ Accelerated flier	☐ Non-accelerated flier	☒ Smaller reporting company
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Global Medical REIT Inc. is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend our Annual Report on Form 10-K for the year ended December 31, 2015, originally filed with the Securities and Exchange Commission on March 21, 2016 (the “Original Filing”), to include the prior year consolidated financial information required by Rule 8-02 of Regulation S-X. This Amendment includes our audited consolidated results of operations and cash flow information for the fiscal year ended August 31, 2014 within Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the fiscal year ended August 31, 2014 consolidated financial statements and footnotes within Item 8. “Consolidated Financial Statements and Supplementary Data.”

On March 20, 2015, we filed a Transition Report on Form 10-KT for the year ended December 31, 2014, as we changed our fiscal year from August 31 to the calendar twelve months ending December 31, effective beginning with the year ended December 31, 2014. This change in fiscal year was required based upon our intention to qualify and be taxed as a real estate investment trust for federal income tax purposes. As a result, our 2014 fiscal period was shortened from twelve months to a four-month transition period that ended on December 31, 2014. Accordingly, the Original Filing included our audited consolidated financial results for the calendar year ended December 31, 2015 and for the four-month transition period from September 1, 2014 through December 31, 2014.

This Amendment also includes updated Subsequent Event information in Note 11 - “Subsequent Events” that was included in our Original Filing from March 21, 2016 through March 31, 2016 to correspond with the date of the filing of our Registration Statement on Form S-11 on April 1, 2016. This Amendment does not amend or otherwise update any other information included in our Original Filing.

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

ZH International Holdings Limited, is a Hong Kong listed company engaged in real estate development, investments, management and sales, hospitality management and investments and REIT management. ZH International Holdings Limited owns ZH USA, LLC, (formerly known as HFE USA, LLC) the Company’s majority stockholder. As of December 31, 2015, ZH USA, LLC owned an aggregate of 248,825 (or 99.5%) of the Company’s outstanding common stock.

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

ZH International Holdings Limited, is a Hong Kong listed company engaged in real estate development, investments, management and sales, hospitality management and investments and REIT management. ZH International Holdings Limited owns ZH USA, LLC, (formerly known as HFE USA, LLC) the Company’s majority stockholder. As of December 31, 2015, ZH USA, LLC owned an aggregate of 248,825 (or 99.5%) of the Company’s outstanding common stock.

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

Fiscal Year

We changed our fiscal year from August 31 to the calendar twelve months ending December 31, effective beginning with the prior year ended December 31, 2014. As a result our 2014 fiscal period was shortened from twelve months to an audited four-month transition period that ended on December 31, 2014. This change in fiscal year was in preparation for our anticipated election to be taxed as a REIT for U.S. federal income tax purposes. Accordingly, in order to present a full year of operating results for 2014 we are including information regarding the audited fiscal twelve months ended August 31, 2014 in the accompanying results of operations discussion.

Based on the facts in the preceding paragraph, we do not believe that a comparison between the audited calendar year ended December 31, 2015 results of operations, the results of operations for the audited four-month period from September 1, 2014 through December 31, 2014, and the results of operations for the audited fiscal twelve months ended August 31, 2014; including a variance explanation related to those amounts presented in our consolidated balance sheets, consolidated statements of operations and consolidated statements of cash flow would be meaningful to users.

As of December 31, 2015 the Company had the following properties in its portfolio:

•	Gastro One Facilities (acquired December 31, 2015)

•	West Mifflin Facility (acquired September 25, 2015)

•	Asheville Facility (acquired September 19, 2014)

•	Omaha Facility (acquired June 5, 2014)

As of December 31, 2014 the Company had the following properties in its portfolio:

•	Asheville Facility (acquired September 19, 2014)

•	Omaha Facility (acquired June 5, 2014)

As of August 31, 2014 the Company had the following property in its portfolio:

•	Omaha Facility (acquired June 5, 2014)

Our revenues for these periods consisted of rent received from our healthcare facilities and our expenses consisted primarily of acquisition related expenses derived from those acquisitions as well as general and administrative expenses. Details regarding our revenues and expenses for the twelve months ended December 31, 2015, the four months ended December 31, 2015, and the fiscal twelve months ended August 31, 2014, respectively, are as follows:

Discussion of our Consolidated Results of Operations - Audited Twelve Months Ended December 31, 2015 compared to Audited Four Months Ended December 31, 2014 compared to Audited Fiscal Twelve Months Ended August 31, 2014

Revenues

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

Total revenues for the fiscal twelve months ended August 31, 2014 were $380,405, which primarily consisted of $379,678 in rental revenue derived from the base rental receipts from our Omaha Facility.

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

Acquisition fees for the fiscal twelve months ended August 31, 2014 were $434,200 that was expensed in connection with the acquisition of the Omaha Facility in June 2014.

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

General and administrative expenses for the fiscal twelve months ended August 31, 2014 were $20,666. This amount primarily was derived from general office expenses.

Management Fees – related party

Management fees for the twelve months ended December 31, 2015 were $360,000 as provided for in the Management Agreement which became effective as of April 1, 2014.

Management fees for the four months ended December 31, 2014 were $120,000 as provided for in the Management Agreement.

Management fees for the fiscal twelve months ended August 31, 2014 were $150,000 incurred as provided for in the management agreement.

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

Depreciation expense for the fiscal twelve months ended August 31, 2014 of $129,081 related to the Omaha Facility.

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

Interest expense for the fiscal twelve months ended August 31, 2014 of $298,664 results from interest incurred on our debt of $272,221 and the amortization of deferred financing costs in the amount of $26,443.

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

Cash Flow Information

Net cash used in operating activities for the twelve months ended December 31, 2015 was $208,801, which was primarily derived from the net loss during the fiscal year partially offset by depreciation and amortization expense, an increase in accrued expenses, and accrued management fees. Net cash provided by operating activities for the four months ended December 31, 2014 was $129,184. Net cash used in operating activities for the fiscal twelve months ended August 31, 2014 was $208,880.

Net cash used in investing activities for the twelve months ended December 31, 2015 was $32,338,990. Cash flows used in investing activities were derived primarily from funds used for the acquisition of our West Mifflin and Tennessee facilities. Cash flows used in investing activities are heavily dependent upon the investment in properties and real estate assets. We anticipate cash flows used in investing activities to increase as we acquire additional properties in the future. Net cash used in investing activities for the four months ended December 31, 2014 was $2,549,550. Net cash used in investing activities for the fiscal twelve months ended August 31, 2014 was $21,882,005.

Net cash provided by financing activities for the twelve months ended December 31, 2015 was $41,643,255. Cash flows provided by financing activities were derived primarily from the $34.6 million funded by our majority stockholder to fund acquisitions and a loan obtained from Capital One in the amount of $7.4 million to fund the West Mifflin acquisition. We anticipate cash flows from financing activities to increase in the future as we raise additional funds from investors and incur debt to purchase properties. Net cash provided by financing activities for the four months ended December 31, 2014 was $2,483,688. Net cash provided by financing activities for the fiscal twelve months ended August 31, 2014 was $22,112,850.

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

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Calendar Year Ended December 31, 2015 and 2014 Financial Statements

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

/s/ MaloneBailey, LLP

www.malonebailey.com

Houston, Texas

March 21, 2016, except for Note 11 as to which the date is March 31, 2016

GLOBAL MEDICAL REIT INC.

Consolidated Balance Sheets

	As of
	December 31,	December 31,
	2015	2014
Assets

Investment in real estate:
Land	$4,563,852	$572,400
Building and improvements	51,574,271	23,801,362
	56,138,123	24,373,762
Less: accumulated depreciation	(989,251)	(329,580)
Investment in real estate, net	55,148,872	24,044,182
Cash	9,184,270	88,806
Restricted cash	447,627	197,719
Accounts receivable	-	2,793
Escrow deposits	454,310	14,877
Deferred assets	93,646	-
Total assets	$65,328,725	$24,348,377

Liabilities and Stockholders’ (Deficit) Equity

Liabilities:
Accrued expenses	$683,857	$338,764
Due to related party, net	847,169	330,768
Convertible debenture, due to majority stockholder	40,030,134	5,446,102
Note payable to majority stockholder	421,000	38,195
Notes payable, net of unamortized discount of $302,892 and $291,691, respectively	23,485,173	16,468,309
Total liabilities	65,467,333	22,622,138
Stockholders' (deficit) equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock $0.001 par value, 500,000,000 shares authorized at December 31, 2015 and December 31, 2014, respectively; 250,000 shares issued and outstanding at December 31, 2015 and December 31, 2014, respectively	250	250
Additional paid-in capital	3,011,790	3,011,790
Accumulated deficit	(3,150,648)	(1,285,801)
Total stockholders' (deficit) equity	(138,608)	1,726,239
Total liabilities and stockholders' (deficit) equity	$65,328,725	$24,348,377

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL MEDICAL REIT INC.

Consolidated Statements of Operations

	Twelve Months Ended	Four Months Ended
	December 31, 2015	December 31, 2014
Revenue
Rental revenue	$2,049,196	$596,585
Other income	12,471	71
Total revenue	2,061,667	596,656

Expenses
Acquisition fees – related party	627,000	48,400
General and administrative	505,141	182,930
Management fees – related party	360,000	120,000
Depreciation expense	659,671	200,499
Interest expense	1,519,102	454,697
Total expenses	3,670,914	1,006,526
Net loss	$(1,609,247)	$(409,870)

Net loss per share – Basic and Diluted	$(6.44)	$(1.64)

Weighted average shares outstanding – Basic and Diluted	250,000	250,000

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

ZH International Holdings Limited, is a Hong Kong listed company engaged in real estate development, investments, management and sales, hospitality management and investments and real estate investment trust (“REIT”) management. ZH International Holdings Limited owns ZH USA, LLC, (formerly known as HFE USA, LLC) the Company’s majority stockholder. As of December 31, 2015, ZH USA, LLC owned an aggregate of 248,825 (or 99.5%) of the Company’s outstanding common stock.

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

Note 5 – Stockholders’ Equity

Preferred Stock

The Company’s charter authorizes the issuance of 10,000,000 shares of preferred stock, par value $0.001 per share. As of December 31, 2015 and December 31, 2014, no shares of preferred stock were issued and outstanding.

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

Note 11 – Subsequent Events

Cantor Loan

On March 31, 2016, through certain of our subsidiaries, we entered into a $32,097,400 portfolio commercial mortgage-backed securities loan (the “Cantor Loan”) with Cantor Commercial Real Estate Lending, LP (“CCRE”). The subsidiaries are GMR Melbourne, LLC, GMR Westland, LLC, GMR Memphis, LLC, and GMR Plano, LLC (“GMR Loan Subsidiaries”). The Cantor Loan has cross-default and cross-collateral terms. We used the proceeds of this loan to acquire the Melbourne Facility (Melbourne, FL) and the Michigan Facility (Westland, MI) and to refinance the assets from the acquisition of the facility in Plano, TX (the “Plano Facility”), and we granted a security interest in the assets from the facilities acquired from Gastroenterology Center of the Midsouth, P.C. (Memphis, TN) (the “Gastro One Facilities”).

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

We are securing the payment of the Cantor Loan with the assets, including property, facilities, and rents, held by the GMR Loan Subsidiaries.

We have agreed to guarantee certain customary recourse obligations, including findings of fraud, gross negligence, or breach of environmental covenants by GMR Loan Subsidiaries.

The GMR Loan Subsidiaries will be required to maintain monthly debt service coverage ratio of 1.35:1.00 for all of the collateral properties in the aggregate.

Completed Property Acquisitions Subsequent to December 31, 2015

Plano Acute Care

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

On January 28, 2016, the Company entered into a Promissory Note and Deed of Trust with East West Bank to borrow the principal amount of $9,223,500. The loan matures on January 28, 2021, five years from the closing date. At closing the Company paid the lender a non-refundable deposit of $50,000.00 and a non-refundable commitment fee of $46,117.50. The loan shall bear interest at a rate per annum equal to the Wall Street Journal Prime Rate (as quoted in the “Money Rates” column of The Wall Street Journal (Western Edition), rounded to two decimal places, as it may change from time to time, plus 0.50%, but not less than 4.0%. Loan payments will consist of both and interest and principal pay down component. The Company will begin making loan payments on March 10, 2016, and on the tenth day of each calendar month thereafter. The entire outstanding principal balance of the loan, together with accrued and unpaid interest and any other amounts due under the loan documents, will be due and payable on the maturity date. The Company may prepay the loan in full at any time, or in part from time to time, without premium or penalty.

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

Melbourne Facility

On March 31, 2016, the Company closed on a purchase agreement to acquire a 78,000 square-foot medical office building located on the Melbourne Bayfront for a purchase price of $15.45 million from Marina Towers, LLC, a Florida limited liability company. The facility is located at 709 S. Harbor City Blvd., Melbourne, FL on 1.9 acres of land. The acquisition includes the site and building, an easement on the adjacent property to the north for surface parking, all tenant leases, and above and below ground parking garages. The entire facility will be leased back to Marina Towers, LLC via a 10-year absolute triple-net master lease agreement that expires in 2026. The tenant has two successive options to renew the lease for five-year periods on the same terms and conditions as the primary non-revocable lease term with the exception of rent, which will be adjusted to the prevailing fair market rent at renewal and will escalate in successive years during the extended lease period at two percent annually.

Michigan Facility

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

On March 17, 2016, the Company declared a dividend of $0.0852 per share payable to the holders of its common stock of record at the close of business March 27, 2016. Dividends shall be paid no later than the 20th day of the following month subject to compliance with applicable provisions of the Maryland General Corporation Law. The aggregate amount of the dividend was $21,300.

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

Formation of UPREIT Structure

On March 14, 2016, the Company entered into a series of internal agreements and transactions pursuant to which the Company has implemented an UPREIT operating partnership structure. The Company and its wholly owned subsidiary, Global Medical REIT GP LLC, a Delaware limited liability company (the “GP”), entered into an Agreement of Limited Partnership pursuant to which the Company serves as the initial limited partner, and the GP serves as the sole general partner, of the Company’s Operating Partnership, Global Medical REIT L.P., a Delaware limited partnership (the “OP”) (the “Partnership Agreement”). In addition, the Company entered into a Contribution and Assignment Agreement (the “Contribution Agreement”) with the OP pursuant to which the Company contributed to the OP 100% of the limited liability company interests in two wholly owned subsidiaries that own certain of the Company’s properties in exchange for limited partnership units of the OP. These subsidiaries are GMR Plano, LLC, a Delaware limited liability company, and GMR Memphis, LLC, a Delaware limited liability company. The Company intends to contribute its ownership interests in the subsidiaries that own the Company’s other properties upon receipt of the required lender consents.

The Company is the sole member of the GP, which is the sole general partner of the OP. Going forward, the Company will conduct substantially all of its operations and make substantially all of its investments through the OP. Pursuant to the partnership agreement, through the GP, the Company will have full, complete and exclusive responsibility and discretion in the management and control of the OP, including the ability to cause the OP to enter into certain major transactions including acquisitions, dispositions, refinancings and selection of lessees, to make distributions to partners and to cause changes in the OP’s business activities.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Global Medical REIT Inc.

Bethesda, MD

We have audited the accompanying consolidated balance sheet of Global Medical REIT Inc. and its subsidiary (collectively the “Company”) as of August 31, 2014 and the related consolidated statement of operations, changes in stockholders’ equity, and cash flows for the year then ended. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).

Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of their internal controls over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company, as of August 31, 2014 and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ MaloneBailey, LLP

MALONEBAILEY, LLP

www.malonebailey.com

Houston, Texas

May 19, 2016

GLOBAL MEDICAL REIT INC.
 Consolidated Balance Sheet

As of August 31, 2014
Assets
Investment in real estate:
Building and improvements	$21,867,065
Less: accumulated depreciation	(129,081)
Investment in real estate, net	21,737,984
Cash	25,484
Restricted cash	137,501
Escrow deposits	14,940
Prepaid expense	19,307
Deferred financing costs, net	309,543
Total assets	$22,244,759
Liabilities and Stockholders’ Equity
Liabilities:
Accrued expenses	$176,153
Due to related party	213,000
Convertible debenture, due to majority stockholder	4,536,102
Note payable to majority stockholder	38,195
Note payable	15,060,000
Total liabilities	$20,023,450
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding	$—
Common stock $0.001 par value, 100,000,000 shares authorized; 250,000 shares issued and outstanding at August 31, 2014	250
Additional paid-in capital	3,011,790
Accumulated deficit	(790,731)
Total stockholders’ equity	2,221,309
Total liabilities and stockholders’ equity	$22,244,759

See accompanying notes are an integral part of this consolidated financial statement.

GLOBAL MEDICAL REIT INC.
 Consolidated Statement of Operations

Year Ended August 31, 2014
Revenue:
Rental revenue	$379,678
Other income	727
Total revenue	380,405
Expenses:
Acquisition fees – related party	434,200
General and administrative	20,666
Management fees – related party	150,000
Depreciation expense	129,081
Interest expense	298,664
Total expenses	1,032,611
Net loss	$(652,206)
Net loss per share – Basic and Diluted	$(13.49)
Weighted average shares outstanding – Basic and Diluted	48,356

See accompanying notes are an integral part of this consolidated financial statement.

GLOBAL MEDICAL REIT INC.
 Consolidated Statement of Stockholders’ Equity

	Common Stock		Additional
	Shares	$ Amount	Paid-in Capital	Accumulated Deficit	Total
Balances, August 31, 2013	20,000	$20	$79,980	$(95,905)	$(15,905)
Net loss	—	—	—	(652,206)	(652,206)
Conversion of convertible debenture due to majority stockholder to shares of common stock	230,000	230	2,931,810	—	2,932,040
Dividends to stockholders	—	—	—	(42,620)	(42,620)
Balances, August 31, 2014	250,000	$250	$3,011,790	$(790,731)	$2,221,309

See accompanying notes are an integral part of this consolidated financial statement.

GLOBAL MEDICAL REIT INC.
Consolidated Statement of Cash Flows

Year Ended August 31, 2014
Operating Activities
Net loss	$(652,206)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	129,081
Amortization of deferred financing costs	26,443
Changes in operating assets and liabilities:
Prepaid expense	(19,307)
Accrued expenses	157,109
Accrued management fees due to related party	150,000
Net cash used in operating activities	(208,880)
Investing Activities
Escrow deposits used for purchase of properties	(14,940)
Purchase of building and improvements	(21,867,065)
Net cash used in investing activities	(21,882,005)
Financing Activities
Change in restricted cash	(137,501)
Loans from related party	62,620
Proceeds from convertible debenture due to majority stockholder	7,468,142
Proceeds from note payable to majority stockholder	345,053
Payment on note payable to majority stockholder	(306,858)
Proceeds from note payable to majority stockholder	15,060,000
Payment of deferred financing costs	(335,986)
Dividends paid to stockholders	(42,620)
Net cash provided by financing activities	22,112,850
Net increase in cash and cash equivalents	21,965
Cash and cash equivalents at beginning of period	3,519
Cash and cash equivalents at end of period	$25,484
Supplemental disclosures of cash flow information
Cash payments for interest	$117,079
Supplemental disclosures of non-cash information
Conversion of convertible debenture due to majority stockholder to shares of common stock	$2,932,040

See accompanying notes are an integral part of this consolidated financial statement.

GLOBAL MEDICAL REIT INC.
 Notes to Consolidated Financial Statements

Note 1 — Organization and Operations

Global Medical REIT Inc. (the “Company”) was incorporated in the state of Nevada on March 18, 2011 under the name Scoop Media, Inc. The Company changed its name effective January 6, 2014 in connection with its conversion into a Maryland corporation and its plans to develop and manage a portfolio of healthcare real estate assets and properties.

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

Effective November 7, 2014, the Company amended its articles of incorporation to increase the number of authorized shares of common stock, $0.001 par value (the “our common stock”) from 100,000,000 to 500,000,000 and effected a reverse stock split of the outstanding shares of its common stock at the ratio of 1-for-400 (the “Reverse Stock Split”). All references to shares of the Company’s common stock in this report on Form 10-K refers to the number of shares of common stock after giving effect to the Reverse Stock Split.

Note 2 — Significant Accounting Policies

Use of estimates — The preparation of the financial statements in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Restricted Cash — Restricted cash of $137,501 represents cash required by a third party lender to be held by the Company as a reserve for debt service.

Income taxes — The Company plans on electing to be taxed as a REIT for federal income tax purposes beginning in 2015. REITs are generally not subject to federal income taxes if the Company can meet many specific requirements. If we fail to qualify as a REIT in any taxable year, we will be subject to federal and state income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate tax rates, and we may be ineligible to qualify as a REIT for subsequent tax years. Even if we qualify as a REIT, we may be subject to certain state or local income taxes, and if we create a Taxable REIT Subsidiary (“TRS”), the TRS will be subject to federal, state and local taxes on its income at regular corporate rates. The Company recognizes the tax effects of uncertain tax positions only if the position is more likely than not to be sustained upon audit, based on the technical merits of the position. The Company has not identified any material uncertain tax positions and recognizes interest and penalties in income tax expense, if applicable. The Company is currently not under examination by any income tax jurisdiction.

Purchase of real estate — Transactions in which real estate assets are purchased that are not subject to an existing significant lease or are attached or related to a major healthcare provider are treated as asset acquisitions, and as such are recorded at their purchase price, including acquisition fees, which is allocated to land and building based upon their relative fair values at the date of acquisition. Investment properties that are acquired either subject to a significant existing lease or as part of a portfolio level transaction with significant leasing activity are treated as a business combination under Accounting Standards Codification (“ASC”) 805, Business Combinations, and as such are recorded at fair value, allocated to land, building and the existing lease, if applicable, based upon their fair values at the date of acquisition, with acquisition fees and other costs expensed as incurred. Fair value is determined based on ASC 820, Fair Value Measurements and Disclosures, primarily based on unobservable data inputs. In making estimates of fair values for purposes of allocating the purchase price of individually acquired properties, the Company utilizes its own market knowledge and published market data. In this regard, the Company also utilizes information obtained from county tax assessment records to assist in the determination of the fair value of the land and building. The Company utilizes market comparable transactions such as price per square foot to assist in the determination of fair value for purposes of allocating the purchase price of properties acquired as part of portfolio level transactions. The value of acquired leases, if applicable, is estimated based upon the costs we would have incurred to lease the property under similar terms.

Impairment of long lived assets — The Company evaluates its real estate assets for impairment periodically or whenever events or circumstances indicate that its carrying amount may not be recoverable. If an impairment indicator exists, we compare the expected future undiscounted cash flows against the carrying amount of an asset. If the sum of the estimated undiscounted cash flows is less than the carrying amount of the asset, we would record an impairment loss for the difference between the estimated fair value and the carrying amount of the asset.

Depreciation expense — Depreciation expense is computed using the straight-line method over the estimated useful lives of the buildings and improvements, which are generally between 5 and 40 years. Depreciation expense related to the real estate assets was approximately $129,081 for year ended August 31, 2014.

Cash and cash equivalents — The Company considers all demand deposits, cashier’s checks, money market accounts and certificates of deposits with a maturity of three months to be cash equivalents. The Company maintains their cash and cash equivalents and escrow deposits at financial institutions. The combined account balances may exceed the Federal Depository Insurance Corporation (“FDIC”) insurance coverage, and, as a result, there may be a concentration of credit risk related to amounts on deposit. The Company does not believe that this risk is significant.

Escrow deposits — Escrow deposits include refundable and non-refundable cash earnest money deposits for the purchase of properties including advances from Heng Fai Enterprises. In addition, escrow deposits may include amounts paid for properties in certain states which require a judicial order when the risk and rewards of ownership of the property are transferred and the purchase is finalized.

Revenue recognition — The Company’s operations consist of rental revenue earned from one tenant under a leasing arrangement which provides for minimum rent, escalations, and charges to the tenant for the real estate taxes and operating expenses. The lease has been accounted for as the operating lease. For operating leases with minimum scheduled rent increases, the Company recognizes income on a straight-line basis over the lease term when collectability is reasonably assured. Recognizing rental income on a straight-line basis for leases results in recognized revenue amounts which differ from those that are contractually due from tenants. If the Company determines that collectability of straight-line rents is not reasonably assured, future revenue recognition is limited to amounts contractually owed and paid, and, when appropriate, an allowance for estimated losses is established.

The Company maintains an allowance for doubtful accounts, including an allowance for operating lease straight-line rent receivables, for estimated losses resulting from tenant defaults or the inability of tenants to make contractual rent and tenant recovery payments. The Company monitors the liquidity and creditworthiness of its tenants and operators on a continuous basis. This evaluation considers industry and economic conditions, property performance, credit enhancements and other factors. For operating lease straight-line rent amounts, the Company’s assessment is based on amounts estimated to be recoverable over the term of the lease. As of August 31, 2014, there was no allowance for doubtful accounts.

Deferred financing costs — Deferred financing costs include amounts paid to lenders and others to obtain financing and are amortized to interest expense on a straight-line basis over the term of the related loan which approximates the effective interest method. The Company incurred deferred financing costs of $335,986 for the year ended August 31, 2014 related to its loan with Capital One (See Note 4). Amortization of these deferred financing costs was $26,443 for the year ended August 31, 2014, resulting in a net balance of $309,543.

Segment reporting — ASC Topic 280, Segment Reporting, establishes standards for reporting financial and descriptive information about a public entity’s reportable segments. The Company has determined that they have one reportable segment, with activities related to investing in medical office buildings. Their investments in real estate are in the same geographic region and management evaluates operating performance on an individual asset level.

Fair value of financial instruments — Fair value is a market-based measurement, and should be determined based on the assumptions that market participants would use in pricing an asset or liability. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The three levels are defined as follows:

•	Level 1 — Inputs to the valuation methodology are quoted prices for identical assets or liabilities in active markets;

•	Level 2 — Inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument; and

•	Level 3 — Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

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

Recently issued and adopted accounting standards — In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-08, Reporting Discontinued Operations and Disclosure of Disposals of Components of an Entity, which changes the criteria for reporting discontinued operations. Under the new guidance, only disposals representing a strategic shift in operations such as a major line of business, major geographic area or a major equity method investment, should be presented as discontinued operations. In addition the new guidance will require expanded disclosures about discontinued operations that will provide more information about the assets, liabilities, income and expenses of discontinued operations. The guidance will be effective for all disposals of components (or classifications as held for sale) that occur within annual periods beginning on or after December 15, 2014 and is not expected to have a material impact on the Company’s financial statements.

Note 3 — Property Acquisition

On June 5, 2014, the Company completed the acquisition of a 56-bed long term acute care hospital located at 1870 S 75th Street, Omaha, Nebraska for approximately $21,700,000 (approximately $21.9 million after including legal fees) (the “Omaha Facility”). The Omaha Facility is operated by Select Specialty Hospital — Omaha, Inc. pursuant to a sublease which expires in 2023, with sub lessee options to renew up to 60 years (the “operating lease”). Also, the real property where the Omaha Facility and other improvements are located are subject to a land lease with Catholic Health Initiatives, a Colorado nonprofit corporation (the “land lease”). The land lease expires in 2023 with sub lessee options to renew up to 60 years.

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

Note 4 — Debt

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

Scheduled principal payments due on debt as of August 31, 2014, are as follows:

Year Ending August 31,
2015	$206,655
2016	319,965
2017	14,533,380
Total Payments	$15,060,000

Note 5 — Stockholders’ Equity

Preferred stock — The Company’s charter authorizes them to issue 10,000,000 shares of preferred stock, par value $0.001 per share. As of August 31, 2014, no shares of preferred stock were issued and outstanding.

Common stock — The Company’s charter authorizes them to issue 100,000,000 shares of common stock, par value $0.001 per share. As of August 31, 2014, there were 250,000 outstanding common stock shares.

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

On July 17, 2014, the Company announced that its Board declared a one-time dividend of $0.0852 per share payable to the holders of its common stock of record as of the close of business on July 31, 2014.

On August 19, 2014, the Company declared a dividend of $0.0852 per share payable to the holders of its common stock of record at the close of business August 29, 2014. Dividends shall be paid no later than the 20th day of the following month subject to compliance with applicable provisions of the Maryland General Corporation Law.

Total dividends paid to stockholders during the year ended August 31, 2014 were $42,620.

Note 6 — Related Party Transactions

Management agreement — On November 10, 2014 the Company entered into a Management Agreement, with an effective date of April 1, 2014, with Inter-American Management LLC (the “Manager”), a Delaware limited liability company and an affiliate of the Company. Under the terms of the Management Agreement the Manager is responsible for designing and implementing our business strategy and administering our business activities and day-to-day operations. For performing these services, the Company will pay the Manager a base management fee equal to the greater of (a) 2.0% per annum of the Company’s net asset value (the value of the Company’s assets less the value of the Company’s liabilities), or (b) $30,000 per calendar month. For the year ended August 31, 2014, management fees of $213,000 were due to the Manager. As of August 31, 2014, $213,000 remains unpaid and is recorded as due to related parties in the accompanying balance sheet at August 31, 2014. Additionally, the Company expensed $434,200 that was paid to the Manager related to loan costs for the acquisition of the Omaha Facility. This expense is included in the general and administrative line item in the accompanying statements of operations for the year ended August 31, 2014.

Allocated general and administrative expenses — In the future, the Company may receive an allocation of general and administrative expenses from the Manager that are either clearly applicable to or were reasonably allocated to the operations of the properties. There were no allocated general and administrative expenses from the Manager for the year ended August 31, 2014.

Note payable to majority stockholder — Heng Fai, the majority stockholder, loaned the Company $7,468,142 to assist in the acquisition of the Omaha Facility and pay closing costs. The loan was unsecured, due on demand, and bore no interest. On July 1, 2014, the Company converted the entire balance of the Heng Fai loan into a Convertible Debenture (the “Convertible Debenture”). The Convertible Debenture bears interest at 8.0% per annum and all unpaid interest and principal is due on June 30, 2015. Interest is paid monthly in arrears and payments begin on July 31, 2014, and on the last day of each calendar month thereafter. The Company may prepay the note at any time, in whole or in part. Heng Fai may elect to convert all or a portion of the outstanding principal amount of the note into shares of common stock in an amount equal to the principal amount of the note, together with accrued but unpaid interest, divided by $12.748.

On July 17, 2014, Heng Fai elected to convert $2,932,040 of the principal and accrued interest under the note into 230,000 shares of our unregistered common stock. Shares of our unregistered common stock issued to Heng Fai as a result of these conversions will be subject to customary anti-dilution rights in the event of stock splits, stock dividends and similar corporate events.

As of August 31, 2014, the outstanding principal balance of the Convertible Debenture was $4,536,102. Interest expense was $91,468 for the year ended August 31, 2014. Also during the year ended August 31, 2014, $345,053 was loaned to the Company to be used for general corporate purposes. The Company repaid $306,858 of this loan leaving a note payable to stockholder balance of $38,195 at August 31, 2014.

Note 7 — Rental Revenue

The aggregate annual minimum cash payments to be received on the noncancelable operating lease in effect as of August 31, 2014 are as follows:

Year Ending August 31,
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

Note 8 — Rent Expense

The land lease expires in 2023 with options to renew up to 60 years. Under the terms of the land lease, annual rents increase 12.5 percent every fifth anniversary of the lease. The next land lease increase will occur in April 2017. The aggregate minimum cash payments to be paid on the non-cancelable land lease in effect as of August 31, 2014 are as follows:

Year Ending August 31,
2015	$59,877
2016	59,877
2017	62,996
2018	67,362
2019	67,362
Thereafter	174,018
Total Payments	$491,492

Note 9 — Commitments and contingencies

Litigation — The Company is not presently subject to any material litigation nor, to their knowledge, is any material litigation threatened against them, which if determined unfavorably to them, would have a material adverse effect on the financial position, results of operations or cash flows.

Environmental matters — The Company follows a policy of monitoring their properties for the presence of hazardous or toxic substances. While there can be no assurance that a material environmental liability does not exist at their properties, they are not currently aware of any environmental liability with respect to their properties that would have a material effect on the financial position, results of operations or cash flows. Further, they are not aware of any material environmental liability or any unasserted claim or assessment with respect to an environmental liability that they believe would require additional disclosure or the recording of a loss contingency.

Note 10 — Income Taxes

For the 2014 tax year, the Company is planning to elect and qualify as a real estate investment trust (“REIT”) under the Internal Revenue Code. To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement that the Company distribute at least 90% of its adjusted taxable income to its stockholders. It is management’s current intention to adhere to these requirements and be eligible to be a REIT for the year ended December 31, 2014. As a REIT, the Company generally will not be subject to corporate level federal income tax on taxable income currently distributed to stockholders. If the Company fails to qualify as a REIT for the 2014 tax year, it will be subject to federal and state income taxes at corporate tax rates. Even if the Company qualifies to be taxed as a REIT for 2014, it may be subject to federal and state taxes on any undistributed taxable income. For the 2014 tax year, the Company intends to distribute all of its taxable income; therefore, no provision for federal or state income taxes has been recorded in the financial statements.

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

Significant components of the deferred tax assets and liabilities as of August 31, 2014, after applying enacted corporate income tax rates, are as follows:

August 31, 2014
Deferred income tax asset:
Net operating loss carry forward	181,970
Valuation allowance	(181,970)
Net deferred tax assets	—

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

Note 11 — Subsequent Events

Acquisition — On September 19, 2014, the Company entered into and closed an Agreement of Sale and Purchase to acquire an approximately 8,840 square foot medical office building known as the Orthopedic Surgery Center, located in Asheville, North Carolina for approximately $2.52 million. The acquisition was funded by cash and borrowings. The Ashville facility is subject to an operating lease which expires in 2017, with lease options to renew up to five years. The property is owned fee simple.

In connection with the acquisition of the Ashville facility in September 2014 the Company borrowed $1.7 million from the Bank of North Carolina. Interest is fixed at 4.75% for the term of the loan, which is due in full, including all accrued and unpaid interest on February 15, 2017.

Board of director and officer appointments — On October 1, 2014, the Board of Directors appointed David Young, Tong Wan Chan, and Jeffrey Busch as directors. On the same day, the Board also appointed Donald McClure as the Chief Financial Officer.

Management agreement — On November 10, 2014 the Company entered into a Management Agreement, with an effective date of April 1, 2014, with Inter-American Management LLC (the “Manager”), a Delaware limited liability company and an affiliate of the Company.

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

Termination Rights.  The Management Agreement can be terminated if the Company fails to exceed (A) 75% (seventy-five percent) of the FTSE NAREIT Equity Health Care (as defined below) total performance and dividend performance over the three year period previous to termination (the Manager shall have the right to forgo or defer any fees due to it in order to achieve the 75% benchmark); and (B) 75% (seventy-five percent) of the FTSE NAREIT Equity Health Care (as defined below) total performance and dividend performance over the one year period previous to termination (the Manager shall have the right to forgo or defer any Fees due to it in order to achieve the 75% benchmark); and (C) 75% (seventy-five percent) of the Standard and Poor’s 500 Index total performance and dividend performance over the three year period previous to termination (the Manager shall have the right to forgo or defer any Fees due to it in order to achieve the 75% benchmark); and (D) 75% (seventy-five percent) of the Standard and Poor’s 500 Index total performance and dividend performance over the one year period previous to termination (the Manager shall have the right to forgo or defer any Fees due to it in order to achieve the 75% benchmark); and (E) “total performance” is defined as share price appreciation plus dividends paid to the stockholder expressed as an annualized percentage of all index constituents weighted in the same ratio as they are weighed by the index; and (F) “dividend performance” is defined as dividends paid to the stockholder expressed as an annualized percentage of all index constituents weighted in the same ratio as they are weighed by the index.

In addition, the Management Agreement can only be terminated if the Company fails to exceed 5.0% return on invested capital for the previous 12 months, and if the Board of Directors of the Company: (A) is comprised of at least seven members; (B) and other than directors placed by the Manager or its affiliate, Heng Fai Enterprises Ltd., no more than one director is represented, employed, or affiliated by any single investor or investment, bank, law firm, or vendor; and (C) in a fully attended Board meeting, votes to terminate the Agreement in a majority vote; and the Company’s stockholders approve, by a majority of stockholders, an alternative business plan submitted by the Board of Directors through a stockholder vote as provided for in the Management Agreement; and upon the termination the Company will pay the Manager the Termination Fee (as defined below) in cash, common stock, or fifty percent cash and fifty percent common stock.

FTSE NAREIT Equity Health Care means the REIT health care real estate index which is a component of the FTSE NAREIT U.S. Real Estate Index Series published on REIT.com.

In addition, the Manager may terminate the Management Agreement on 60 days’ notice in the event the Company shall default on any term or condition of the agreement and the Company fails to remedy such default within 30 days of such notice. In the event of a default, the Company is obligated to pay the Manager a termination fee (the “Termination Fee”) equal to the greater of (a) three (3) times the average annual Base Management Fee and the average annual Incentive Compensation (in either case paid or payable) to the Manager with respect to the previous eight fiscal quarters ending on the last day of the Final Quarter; and (b) the greater of: (i) 10% (ten percent) of the FFO growth (as defined below) from October 1, 2013 to the date of the termination; or (ii) 10% (ten percent) of capital gains of the Company measured from the period October 1, 2013 to the date of termination. A mutually agreed upon third party shall conduct an appraisal of the Company’s assets. FFO means the Company’s net income (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect funds from operations on the same basis. The termination fee is payable in cash, common stock of the Company or fifty percent cash, fifty percent common stock of the Company.

Reverse stock split — Effective November 7, 2014, the Company amended its articles of incorporation to increase the number of authorized shares of common stock, $0.001 par value (the “our common stock”) from 100,000,000 to 500,000,000 and effected a reverse stock split of the outstanding shares of its common stock at the ratio of 1-for-400 (the “Reverse Stock Split”). All references to shares of the Company’s common stock in this report on Form 10-K refers to the number of shares of common stock after giving effect to the Reverse Stock Split (unless otherwise indicated).

Dividends — On September 19, 2014, the Company declared a dividend of $0.0852 per share payable to the holders of its common stock of record at the close of business September 29, 2014. Dividends shall be paid no later than the 20th day of the following month subject to compliance with applicable provisions of the Maryland General Corporation Law.

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

Name	Age	Position

David A. Young	68	Chief Executive Officer and Director
Donald McClure	46	Chief Financial Officer
Conn Flanigan	47	Secretary, General Counsel and Director
Alfonzo Leon	40	Chief Investment Officer
Jeffrey Busch	56	Director
Zhang Jing Guo	53	Director, Chairman Ex-Officio
Huang Yanping	54	Director
Qin Yufei	34	Director
Ronald Marston	73	Director
Henry Cole	71	Director
Dr. Roscoe Moore	70	Director

The following are biographical summaries of the experience of our executive officers and directors as of December 31, 2015.

Name	Biographical Summary

David A. Young	Mr. Young has served as our Chief Executive Officer since February 5, 2014 and as a director of the Company since September 30, 2014. Prior to founding the Company, Mr. Young was the Senior Vice President of Business Development at GE Capital from 2004 and 2008. From 2008 to September 2014, Mr. Young served as an independent healthcare real estate consultant. While at GE Capital, Mr. Young organized, co-launched and grew GE Capital’s first acute medical real estate financing initiative. From December 2000 to March 2004, Mr. Young was Vice President - Acquisitions at Windrose Medical Properties Trust, which was acquired by Health Care REIT, Inc. (NYSE: HCN) in 2006 and changed its name to Welltower Inc. in 2015. From 1990 to 1999, Mr. Young was an executive responsible for business development and acquisitions at Healthcare Property Investors, Inc. (NYSE: HCP). From 1988 to 1990, Mr. Young served as Associate Professor and Assistant Hospital Director of Vanderbilt University Medical Center. He served as Vice President, Corporate Marketing of Hospital Corporation of America (NYSE: HCA) from 1985 to 1988 and as Director of Corporate Planning and Business Development of American Hospital Supply Corporation (NYSE: AHSC) from 1981 to 1985. Mr. Young holds a B.S. from the University of Iowa and an MBA in finance from Suffolk University.

Name	Biographical Summary

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

Our Board of Directors concluded that Mr. Flanigan should serve as a director of our company because of his legal and financial business experience

Alfonzo Leon	Mr. Leon joined the Company in August 2014 and has served as Chief Investment Officer since July 1, 2015. Mr. Leon is a real estate finance executive with 15 years of acquisition and capital markets experience with approximately 100 completed transactions on behalf of institutional investors valued at $3 billion. Prior to joining Global Medical REIT, Mr. Leon was a Senior Vice President with Cain Brothers & Company, a boutique health care investment banking firm based out of New York and San Francisco, in their real estate M&A and capital markets group. Mr. Leon joined Cain Brothers in 2005 and worked with leading clients across the health care spectrum including several health systems, multi-specialty physician groups, senior housing operators, non-traded and NYSE-listed REITs, health care developers, and private equity funds. Prior to Cain Brothers, Mr. Leon was an Associate with LaSalle Investment Management, an international investment advisor firm, in their North American acquisition group. Mr. Leon joined LaSalle in 2000 and acquired $800 million in multi-family, office, medical office, and industrial property on behalf of institutional investors that include the nation’s largest pension funds and college endowments and a number of sovereign wealth funds. LaSalle Investment Management is a subsidiary of global consultancy firm Jones Lang LaSalle (NYSE: JLL).

Name	Biographical Summary

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

Name	Biographical Summary

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

Name	Biographical Summary

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

Name	Biographical Summary

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statement Schedule

GLOBAL MEDICAL REIT INC.

Schedule III – Real Estate and Accumulated Depreciation

December 31, 2015

						Accumulated		Depreciable
Property Name	Type	Location	Land	Building	Total	Depreciation	Year Built	Life (Years)

Tennessee facilities	Medical	Memphis, Tn.	$2,704,452	$17,451,238	$20,155,690	$-	1994 - 2011	40

West Mifflin facility	Medical	West Mifflin, Pa.	1,287,000	10,321,671	11,608,671	68,811	2007	40

Asheville facility	Medical	Asheville, N.C.	572,400	1,934,298	2,506,698	62,461	1981	40

Omaha facility	Medical	Omaha, Nebraska	-	21,867,064	21,867,064	857,979	2008	40
			$4,563,852	$51,574,271	$56,138,123	$989,251

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

Global Medical REIT Inc.

Dated: June 28, 2016	By:	/s/ David A. Young
David A. Young
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the date indicated.

Signature	Title	Date

/s/ David A. Young
David A. Young	Chief Executive Officer (Principal Executive Officer) and Director	June 28, 2016

/s/ Donald McClure
Donald McClure	Chief Financial Officer (Principal Financial and Accounting Officer)	June 28, 2016

/s/ Conn Flanigan
Conn Flanigan	Secretary and Director	June 28, 2016

/s/ Alfonzo Leon
Alfonzo Leon	Chief Investment Officer	June 28, 2016

/s/ Jeffrey Busch
Jeffrey Busch	Director	June 28, 2016

/s/ Zhang Jing Guo
Zhang Jing Guo	Director, Chairman Ex-Officio	June 28, 2016

/s/ Huang Yanping
Huang Yanping	Director	June 28, 2016

/s/ Qin Yufei,
Qin Yufei,	Director	June 28, 2016

/s/ Ronald Marston
Ronald Marston	Director	June 28, 2016

/s/ Dr. Roscoe Moore
Dr. Roscoe Moore	Director	June 28, 2016

/s/ Henry Cole
Henry Cole	Director	June 28, 2016