Form 10-Q
period 2016-06-30
Global Medical REIT Inc.
filed 2016-08-11
CIK 1533615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filter	☐	Accelerated filter	☐
Non-accelerated filter (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	August 11, 2016
Common Stock, $0.001 par value per share	17,605,675

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

Forward-looking statements involve numerous risks and uncertainties and you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data or methods which may be incorrect or imprecise and we may not be able to realize them. We do not guarantee that the transactions and events described will happen as described (or that they will happen at all). The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

•	general economic conditions;

•	adverse economic or real estate developments, either nationally or in the markets in which our healthcare facilities are located;

•	our failure to generate sufficient cash flows to service our outstanding indebtedness;

•	fluctuations in interest rates and increased operating costs;

•	our ability to deploy the debt and equity capital we raise;

•	our ability to raise additional equity and debt capital on terms that are attractive or at all;

•	our ability to make distributions on shares of our common stock;

•	general volatility of the market price of our common stock;

•	our lack of significant operating history;

•	changes in our business or strategy;

•	our dependence upon key personnel whose continued service is not guaranteed;

•	our ability to identify, hire and retain highly qualified personnel in the future;

•	the degree and nature of our competition;

•	changes in governmental regulations, tax rates and similar matters;

•	defaults on or non-renewal of leases by tenant-operators;

•	decreased rental rates or increased vacancy rates;

•	difficulties in identifying healthcare facilities to acquire and completing acquisitions;

•	competition for investment opportunities;

•	our failure to successfully develop, integrate and operate acquired healthcare facilities and operations;

•	the financial condition and liquidity of, or disputes with, joint venture and development partners with whom we may make co-investments in the future;

•	changes in accounting policies generally accepted in the United States of America, or “GAAP;”

•	lack of or insufficient amounts of insurance;

•	other factors affecting the real estate industry generally;

•	our failure to qualify and maintain our qualification as a real estate investment trust (“REIT”) for U.S. federal income tax purposes;

•	limitations imposed on our business and our ability to satisfy complex rules in order for us to qualify as a REIT for U.S. federal income tax purposes; and

•	changes in governmental regulations or interpretations thereof, such as real estate and zoning laws and increases in real property tax rates and taxation of REITs.

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

“Inter-American Management, LLC”, our advisor, refers to Inter-American Management, LLC, a Delaware limited liability company owned or controlled by an affiliate of ZH USA, LLC.

“SEC” and the “Commission” refer to the United States Securities and Exchange Commission.

“Common stock” refers to the common shares in our capital stock.

Our consolidated financial statements are stated in United States dollars (US $) and are prepared in accordance with United States generally accepted accounting principles.

GLOBAL MEDICAL REIT INC.

Consolidated Balance Sheets

	As of
	June 30,	December 31,
	2016	2015
Assets	(unaudited)

Investment in real estate:
Land	$7,043,852	$4,563,852
Building and improvements	87,040,410	51,574,271
	94,084,262	56,138,123
Less: accumulated depreciation	(1,932,083)	(989,251)
Investment in real estate, net	92,152,179	55,148,872
Cash	2,574,804	9,184,270
Restricted cash	977,578	447,627
Escrow deposits	945,162	454,310
Deferred assets	1,735,973	93,646
Total assets	$98,385,696	$65,328,725

Liabilities and Stockholders’ Equity (Deficit)

Liabilities:
Accrued expenses	$3,078,078	$683,857
Security deposits	319,499	-
Due to related parties, net	2,493,401	847,169
Convertible debenture, due to majority stockholder	25,030,134	40,030,134
Note payable to majority stockholder	421,000	421,000
Note payable to related party	450,000	-
Notes payable, net of unamortized discount of $1,240,126 and $302,892 at June 30, 2016 and December 31, 2015, respectively	54,458,657	23,485,173
Total liabilities	86,250,769	65,467,333
Stockholders' equity (deficit):
Preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock $0.001 par value, 500,000,000 shares authorized at June 30, 2016 and December 31, 2015, respectively; 1,426,656 and 250,000 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	1,427	250
Additional paid-in capital	18,010,613	3,011,790
Accumulated deficit	(5,877,113)	(3,150,648)
Total stockholders' equity (deficit)	12,134,927	(138,608)
Total liabilities and stockholders' equity (deficit)	$98,385,696	$65,328,725

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GLOBAL MEDICAL REIT INC.

Consolidated Statements of Operations

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Revenue
Rental revenue	$1,762,769	$455,900	$3,061,747	$910,538
Other income	7,890	-	22,971	7,500
Total revenue	1,770,659	455,900	3,084,718	918,038

Expenses
Acquisition fees – related party	-	-	754,000	-
General and administrative	368,210	76,474	1,256,739	140,781
Management fees – related party	90,000	90,000	180,000	180,000
Depreciation expense	544,002	141,007	942,832	293,343
Interest expense	1,262,646	280,846	2,391,909	624,888
Total expenses	2,264,858	588,327	5,525,480	1,239,012
Net loss	$(494,199)	$(132,427)	$(2,440,762)	$(320,974)

Net loss per share – Basic and Diluted	$(0.35)	$(0.53)	$(2.38)	$(1.28)

Weighted average shares outstanding – Basic and Diluted	1,426,656	250,000	1,025,821	250,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GLOBAL MEDICAL REIT INC.

Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended June 30,
	2016	2015

Operating activities
Net loss	$(2,440,762)	$(320,974)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	942,832	293,343
Amortization of debt discount	152,845	59,593
Changes in operating assets and liabilities:
Restricted cash	(319,499)	-
Prepaid assets	-	(22,226)
Deferred assets	(131,419)	-
Accrued expenses	1,241,678	(200,537)
Security deposits	319,499	-
Accrued management fees due to related party	30,000	180,000
Net cash used in operating activities	(204,826)	(10,801)

Investing activities
Escrow deposits for purchase of properties	344,310	-
Loans to related party	(39,040)	(6,000)
Purchase of buildings and improvements	(37,946,139)	-
Net cash used in investing activities	(37,640,869)	(6,000)

Financing activities
Change in restricted cash	(210,452)	49,687
Escrow deposits required by third party lenders	(835,162)	-
Loans from related parties	1,655,272	1,950
Proceeds from note payable to majority stockholder	-	350,000
Proceeds from notes payable from acquisitions	41,320,900	-
Payments on notes payable from acquisitions	(9,410,182)	(167,329)
Proceeds from note payable from related party	450,000	-
Payments of deferred initial public offering costs	(358,365)	-
Payments of deferred financing costs	(1,090,079)	-
Dividends paid to stockholders	(285,703)	(127,800)
Net cash provided by financing activities	31,236,229	106,508

Net (decrease) increase in cash and cash equivalents	(6,609,466)	89,707
Cash and cash equivalents—beginning of period	9,184,270	88,806
Cash and cash equivalents—end of period	$2,574,804	$178,513

Supplemental cash flow information:
Cash payments for interest	$1,034,945	$690,575
Noncash financing and investing activities:
Conversion of convertible debenture due to majority stockholder to shares of common stock	$15,000,000	$-
Accrued deferred initial public offering costs	$1,152,543	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GLOBAL MEDICAL REIT INC.

Notes to the Unaudited Consolidated Financial Statements

Note 1 – Organization

Global Medical REIT Inc. (the “Company”) is a Maryland corporation engaged primarily in the acquisition of licensed, state-of-the-art, purpose-built healthcare facilities and the leasing of these facilities to leading clinical operators with dominant market share. The Company is externally managed and advised by Inter-American Management, LLC (the “Advisor”). The Company has nine wholly owned Delaware limited liability company subsidiaries that were formed solely to own the Company’s facilities. These wholly owned subsidiaries as of June 30, 2016 are as follows: GMR Reading, LLC; GMR Melbourne, LLC; GMR Westland, LLC; GMR Plano, LLC; GMR Memphis Exeter, LLC; GMR Memphis, LLC; GMR Pittsburgh, LLC; GMR Asheville, LLC, and GMR Omaha, LLC.

On March 14, 2016, the Company and its wholly owned subsidiary, Global Medical REIT GP LLC, a Delaware limited liability company (the “GP”), entered into an Agreement of Limited Partnership pursuant to which the Company serves as the initial limited partner, and the GP serves as the sole general partner, of the Company’s operating partnership, Global Medical REIT L.P., a Delaware limited partnership (the “Operating Partnership”). The Company has contributed all of its healthcare facilities to the Operating Partnership in exchange for common units of limited partnership in the Operating Partnership and intends to conduct all future acquisition activity and operations through the Operating Partnership.

The Company was acquired in June 2015 by ZH International Holdings Limited (formerly known as Heng Fai Enterprises, Ltd.), a Hong Kong listed company that is engaged in real estate development, investments, management and sales, hospitality management and investments and REIT management. ZH International Holdings Limited owns ZH USA, LLC, the Company’s majority stockholder. As of June 30, 2016, ZH USA, LLC owned an aggregate of 1,425,481 (or 99.9%) of the Company’s outstanding shares of common stock at that date.

On June 13, 2016, in anticipation of the Company’s initial public offering, the board of directors of the Company approved an amendment and restatement of the Company’s Amended and Restated Bylaws (as amended and restated, the “Bylaws”), effective on that date. The following is a summary of the amendments to the Bylaws. In addition to the amendments described below, the Bylaws include certain changes to clarify language and consistency with Maryland law and the listing requirements of the New York Stock Exchange and to make various technical revisions and non-substantive changes.

The Bylaws were amended to provide for the following matters, among others:

(a)	Procedures for calling and holding special stockholders’ meetings;
(b)	Procedures for notice, organization and conduct of stockholders’ meetings;
(c)	Advance notice provisions for stockholder nominations for director and stockholder business proposals;
(d)	Clarification that the Company’s election to become subject to Section 3-804(c) of the Maryland General Corporation Law has already become effective;
(e)	Procedures for calling a meeting of the Board in the event of an emergency;
(f)	Procedures for Board committees to fill vacancies, appoint committee chairs and delegate powers;
(g)	The adjournment or postponement of a shareholder meeting to a date not more than 120 days after the original record date, without the need to set a new record date; and
(h)	Litigation regarding internal actions be brought in the Circuit Court for Baltimore City, Maryland (or, if that court does not have jurisdiction, the United States District Court for the District of Maryland, Baltimore Division).

On June 28, 2016, the Company, the Advisor, and Global Medical REIT L.P. entered into an Underwriting Agreement with Wunderlich Securities, Inc., as representative of the several underwriters named therein, relating to the offer and sale of the Company’s common stock in its initial public offering. As disclosed in Note 10, “Subsequent Events,” on July 1, 2016, the Company closed its initial public offering and issued 13,043,479 shares of its common stock at a price of $10.00 per share resulting in gross proceeds of $130,434,790. After deducting underwriting discounts, advisory fees, and commissions of $9,661,160, the Company received net proceeds from the offering of $120,773,630. Additionally, on July 11, 2016 the underwriters exercised their over-allotment option in full, resulting in the issuance by the Company of an additional 1,956,521 shares of the Company’s common stock at a price of $10.00 per share for gross proceeds of $19,565,210. After deducting underwriting discounts, advisory fees, and commissions of $1,369,565, the Company received net proceeds from the over-allotment option shares of $18,195,645. Transaction costs incurred in connection with the offering were approximately $1,581,259. As disclosed in Note 2 – “Summary of Significant Accounting Policies,” these transaction costs have been deferred and are recorded as a deferred asset on the accompanying Consolidated Balance Sheet as of June 30, 2016. Total shares issued by the Company in the initial public offering, including over-allotment option shares, were 15,000,000. Refer to Note 10, “Subsequent Events,” for additional details, including the use of proceeds from the offering.

In connection with the Company’s initial public offering, the Company’s common stock was listed on the New York Stock Exchange under the ticker symbol “GMRE.”

Note 2 – Summary of Significant Accounting Policies

Basis of presentation

The accompanying financial statements are unaudited and include the accounts of the Company and its wholly owned subsidiaries. The accompanying financial statements have been prepared in accordance with accounting policies generally accepted in the United States of America (“GAAP”) and the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the accompanying financial statements do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the audited financial statements and notes thereto for the fiscal year ended December 31, 2015. In the opinion of management, all adjustments of a normal and recurring nature necessary for a fair presentation of the financial statements for the interim periods have been made.

Consolidation Policy

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All material intercompany balances and transactions between the Company and its subsidiaries have been eliminated. See Note 1 – “Organization” for the names of the Company’s wholly owned subsidiaries.

Restricted Cash

Restricted cash represents cash required by a third party lender to be held by the Company as a reserve for debt service and a security deposit received from one of the Company’s tenants. The restricted cash balance as of June 30, 2016 and December 31, 2015 was $977,578 and $447,627, respectively, an increase of $529,951. This increase resulted primarily from a security deposit received on the Plano lease that was executed on January 28, 2016 of $319,499 as well as from an increase in restricted funds of $210,452 related to the West Mifflin and Omaha facility loans with Capital One, National Association (“Capital One”).

Escrow Deposits

Escrow deposits include funds held in escrow to be used for the acquisition of future properties as well as for the payment of taxes, insurance, and other amounts as stipulated by the Company’s third party loan agreements. The escrow balance as of June 30, 2016 and December 31, 2015 was $945,162 and $454,310, respectively, an increase of $490,852. This increase resulted primarily from required escrow deposits for taxes and insurance in the amount of $835,162 related to the Cantor Loan that was secured on March 31, 2016, partially offset by $344,310 in escrow funds that were expended to acquire three facilities during the six months ended June 30, 2016. Refer to Note 3 – “Property Portfolio” and Note 4 – “Notes Payable Related to Acquisitions,” respectively, for information regarding the three facilities acquired and details regarding the Cantor Loan.

Deferred Assets

The deferred asset balance of $1,735,973 as of June 30, 2016, consisted of $154,714 in deferred rent receivable and $1,581,259 in deferred transaction costs related to the Company’s initial public offering. In accordance with the provisions of Accounting Standards Codification (“ASC”) Topic 340, “Other Assets and Deferred Costs,” the Company is deferring specific incremental costs directly attributable to its offering of equity securities and will charge them against the gross proceeds of the offering as a reduction of additional paid-in capital. The deferred rent receivable balance was $23,295 at December 31, 2015, resulting in an increase of $131,419 during the current six-month period. The deferred transaction cost balance was $70,351 at December 31, 2015, resulting in an increase of $1,510,908 during the current six-month period, of which $358,365 was paid in cash and $1,152,543 was included as accrued expenses as of June 30, 2016.

Security Deposit Liability

The security deposit liability as of June 30, 2016 represents funds deposited by the Plano facility at the inception of its lease. See Note 3 – “Property Portfolio” for additional information regarding the Plano facility acquisition.

Note 3 – Property Portfolio

Properties Acquired During the Six Months Ended June 30, 2016

During the six months ended June 30, 2016, the Company acquired three facilities, a description of each is as follows. As disclosed in Note 10 - “Subsequent Events,” the Company closed on the acquisition of a property subsequent to June 30, 2016.

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

Also on January 28, 2016, the Company entered into a Promissory Note and Deed of Trust with East West Bank to borrow a total of $9,223,500. Deferred financing costs of $53,280 were incurred and capitalized by the Company in securing this loan. The loan was scheduled to mature on January 28, 2021, five years from the closing date. At closing the Company paid the lender a non-refundable deposit of $50,000 and a non-refundable commitment fee of $46,118. The loan shall bear interest at a rate per annum equal to the Wall Street Journal Prime Rate (as quoted in the "Money Rates" column of The Wall Street Journal (Western Edition), rounded to two decimal places, as it may change from time to time, plus 0.50%, but not less than 4.0%. Interest expense of $65,576 was incurred on this note for the six months ended June 30, 2016, prior to its repayment. As discussed in Note 4 – “Notes Payable Related to Acquisitions,” the Company used a portion of the proceeds from another third party loan to repay the $9,223,500 principal balance of the note with East West Bank in full as of June 30, 2016. The Company also wrote off the deferred financing costs of $53,280 as of June 30, 2016 related to this note.

Additional funding for this transaction was received from the Company’s majority stockholder during the year ended December 31, 2015 in the amount of $9,369,310 (consisting of $9,025,000 funded directly for this transaction and $344,310 that was held in escrow from previous funding from the majority stockholder). The $9,369,310 was recorded by the Company as of June 30, 2016 as unsecured Convertible Debentures due to its majority stockholder on demand, bearing interest at eight percent per annum. The majority stockholder may elect to convert all or a portion of the outstanding principal amount of the Convertible Debenture into shares of the Company’s common stock in an amount equal to the principal amount of the Convertible Debenture, together with accrued but unpaid interest, divided by $12.748.

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

Westland Facility

On March 31, 2016, the Company closed on a purchase agreement to acquire a two-story medical office building and ambulatory surgery center located in Westland, Michigan for an aggregate purchase price of $4.75 million (approximately $4.8 including legal and related fees) from Cherry Hill Real Estate, LLC (“Cherry Hill”). The property contains 15,018 leasable square feet and is located on a 1.3-acre site. Under the purchase agreement, the Company acquired the site and building, including parking. Also on March 31, 2016, the Company executed a lease agreement for the entire facility with The Surgical Institute of Michigan, LLC under a triple-net master lease agreement that expires in 2026, subject to two successive ten-year renewal options for the tenant on the same terms as the initial lease, except that the rental rate will be subject to adjustment upon each renewal based on then-prevailing market rental rates. The purchase agreement contains customary covenants, representations and warranties. Commensurate with the execution of its lease with the Company, The Surgical Institute of Michigan, LLC terminated its lease agreement with Cherry Hill that was in place at the time of the sale of the facility to the Company. The Company has accounted for this acquisition as a business combination in accordance with the provisions of ASC Topic 805, “Business Combinations,” and accordingly the transaction has been recorded at fair value with all values allocated to land and building based upon their fair values at the date of acquisition. No intangible assets were identified in connection with this acquisition.

The Westland facility acquisition was financed in full using proceeds from the third party Cantor Loan, which is disclosed in Note 4 – “Notes Payable Related to Acquisitions.”

A rollforward of the gross investment in land, building and improvements as of June 30, 2016 resulting from the addition of the three properties is as follows:

	Land	Building & Improvements	Gross Investment
Balances as of January 1, 2016	$4,563,852	$51,574,271	$56,138,123
Acquisitions:
Plano Facility	1,050,000	16,696,139	17,746,139
Melbourne Facility	1,200,000	14,250,000	15,450,000
Westland Facility	230,000	4,520,000	4,750,000
Total Additions:	2,480,000	35,466,139	37,946,139
Balances as of June 30, 2016	$7,043,852	$87,040,410	$94,084,262

Depreciation expense was $544,002 and $942,832 for the three and six months ended June 30, 2016, respectively. Depreciation expense was $141,007 and $293,343 for the three and six months ended June 30, 2015, respectively.

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

Omaha Facility

On June 5, 2014, the Company completed the acquisition of a 56-bed long term acute care hospital located at 1870 S. 75th Street, Omaha, Nebraska for approximately $21.7 million (approximately $21.9 million including legal fees). The Omaha facility is operated by Select Specialty Hospital – Omaha, Inc. pursuant to a sublease which expires in 2023, with sub lessee options to renew up to 60 years. The real property where the Omaha facility and other improvements are located is subject to a land lease with Catholic Health Initiatives, a Colorado nonprofit corporation (the “land lease”). The land lease initially was to expire in 2023 with sub lessee options to renew up to 60 years. However, as of June 30, 2016, the Company exercised two five-year lease renewal options and therefore the land lease currently expires in 2033, subject to future renewal options by the Company. In connection with the acquisition of the Omaha facility in June 2014, the Company borrowed $15.06 million from Capital One and funded the remainder of the purchase price with funds from its majority stockholder. Refer to Note 4 – “Notes Payable Related to Acquisitions” for additional details regarding the funding of this transaction.

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

Note 4 – Notes Payable Related to Acquisitions

Summary of Notes Payable Related to Acquisitions, Net of Debt Discount

Effective for the fiscal year ended December 31, 2015, the Company early adopted the provisions of Accounting Standards Update 2015-03 entitled “Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”), which requires retrospective application. The adoption of ASU 2015-03 represents a change in accounting principle. A detail of the impact of adopting ASU 2015-03 on the Company’s Notes Payable Related to Acquisitions, net of unamortized discount balances, as of June 30, 2016 and December 31, 2015, is as follows:

	June 30, 2016	December 31, 2015
Notes payable related to acquisitions, gross	$55,698,783	$23,788,065
Less: Unamortized debt discount	(1,240,126)	(302,892)
Notes payable related to acquisitions, net	$54,458,657	$23,485,173

The Company incurred financing costs related to the Cantor, Plano, West Mifflin, Asheville, and Omaha loans that are treated as debt discounts.

A rollforward of the unamortized debt discount balance as of June 30, 2016 is as follows:

Balance as of January 1, 2016, net	$302,892
Additions – Plano and Cantor financings	1,090,079
Write-off of Plano financing costs (a)(b)	(53,280)
Debt discount amortization expense(b)	(99,565)
Balance as of June 30, 2016, net	$1,240,126

(a)	As disclosed in Note 3 – “Property Portfolio,” the Plano loan was refinanced with proceeds from the Cantor loan (discussed below) and accordingly the Plano related deferred financing costs were written off during the six months ended June 30, 2016 into the “Interest Expense” line item in the accompanying Consolidated Statements of Operations.
(b)	Sum equals amortization expense incurred on the debt discount for the six months ended June 30, 2016 of $152,845.

Amortization expense of $62,604 and $152,845 for the three and six months ended June 30, 2016, respectively, and $29,796 and $59,593 for the three and six months ended June 30, 2015, respectively, is included in the “Interest Expense” line item in the accompanying Consolidated Statements of Operations.

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

The Cantor Loan has a maturity date of April 6, 2026 and accrues annual interest at 5.22%. The first five years of the term require interest only payments and after that payments will include interest and principal, amortized over a 30-year schedule. Prepayment can only occur within four months prior to the maturity date, except that after the earlier of (a) 2 years after the loan is placed in a securitized mortgage pool, or (ii) May 6, 2020, the Cantor Loan can be fully and partially defeased upon payment of amounts due under the Cantor Loan and payment of a defeasance amount that is sufficient to purchase U.S. government securities equal to the scheduled payments of principal, interest, fees, and any other amounts due related to a full or partial defeasance under the Cantor Loan.

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

No principal payments were made for the six months ended June 30, 2016. The note balance as of June 30, 2016 was $32,097,400. Interest expense incurred on this note was $423,525 for the six months ended June 30, 2016, all of which was incurred during the three months ended June 30, 2016. No interest expense was incurred on this note for the three and six months ended June 30, 2015, respectively.

As of June 30, 2016, scheduled principal payments due for each fiscal year ended December 31 are listed below as follows:

2016	$-
2017	-
2018	-
2019	-
2020	-
Thereafter	32,097,400
Total	$32,097,400

West Mifflin Note Payable

In order to finance a portion of the purchase price for the West Mifflin facility, on September 25, 2015 the Company entered into a Term Loan and Security Agreement with Capital One to borrow $7,377,500. The note bears interest at 3.72% per annum and all unpaid interest and principal is due on September 25, 2020. Interest is paid in arrears and interest payments begin on November 1, 2015, and on the first day of each calendar month thereafter. Principal payments begin on November 1, 2018 and on the first day of each calendar month thereafter based on an amortization schedule with the principal balance due on the maturity date. The note may not be prepaid in whole or in part prior to September 25, 2017. Thereafter, the Company, at its option, may prepay the note at any time, in whole (but not in part) on at least thirty calendar days but not more than sixty calendar days advance written notice. The note has an early termination fee of two percent if prepaid prior to September 25, 2018. No principal payments were made for the six months ended June 30, 2016 and the twelve months ended December 31, 2015. The note balance as of June 30, 2016 and December 31, 2015 was $7,377,500. Interest expense incurred on this note was $70,136 and $139,509 for the three and six months ended June 30, 2016, respectively. No interest expense was incurred on this note for the three and six months ended June 30, 2015, respectively.

As of June 30, 2016, scheduled principal payments due for each fiscal year ended December 31 are listed below as follows:

2016	$-
2017	-
2018	22,044
2019	136,007
2020	7,219,449
Total	$7,377,500

Asheville Note Payable

In order to finance a portion of the purchase price of the Asheville facility, on September 15, 2014 the Company entered into a Promissory Note with the Bank of North Carolina to borrow $1,700,000. The note bears interest on the outstanding principal balance at the simple, fixed interest rate of 4.75% per annum and all unpaid principal and interest is due on February 15, 2017. Commencing on October 15, 2014, the Company made on the 15th of each calendar month until and including March 15, 2015, monthly payments consisting of interest only. Thereafter, commencing on April 15, 2015, the outstanding principal and accrued interest is payable in monthly amortizing payments on the 15th day of each calendar month, until and including January 15, 2017. This note may be prepaid in part or in full at any time and no prepayment penalty will be assessed with respect to any amounts prepaid. The Company made principal payments in the amount of $26,046 and $37,899 for the six months ended June 30, 2016 and the twelve months ended December 31, 2015, respectively. The note balance as of June 30, 2016 and December 31, 2015 was $1,636,055 and $1,662,101, respectively. Interest expense on this note was $19,958 and $39,868 for the three and six months ended June 30, 2016 respectively, and $20,480 and $40,668 for the three and six months ended June 30, 2015, respectively.

As of June 30, 2016, scheduled principal payments due for each fiscal year ended December 31 are listed below as follows:

2016	$26,673
2017	1,609,382
Total	$1,636,055

Omaha Note Payable

In order to finance a portion of the purchase price for the Omaha facility, on June 5, 2014 the Company entered into a Term Loan and Security Agreement with Capital One, National Association to borrower $15,060,000. The loan bears interest at 4.91% per annum and all unpaid interest and principal is due on June 5, 2017 (the “Maturity Date”). Interest is paid in arrears and payments began on August 1, 2014, and are due on the first day of each calendar month thereafter. Principal payments begin on January 1, 2015 and are due on the first day of each calendar month thereafter based on an amortization schedule with the principal balance due on the Maturity Date. The loan may not be prepaid in whole or in part prior to June 5, 2016, thereafter, the Company, at its option, may prepay the loan at any time, in whole (but not in part) on at least 30 calendar days’, but not more than 60 calendar days’, advance written notice. The prepayment amount will be equal to the outstanding principal balance of the loan, any accrued and unpaid interest and all other fees, expenses and obligations including an early termination fee of $301,200. The Company made principal payments in the amount of $160,636 and $311,536 for the six months ended June 30, 2016 and the twelve months ended December 31, 2015, respectively. The note balance as of June 30, 2016 and December 31, 2015 was $14,587,828 and $14,748,464, respectively. Interest expense on this note was $183,717 and $366,467 for the three and six months ended June 30, 2016 respectively, and $121,945 and $308,573 for the three and six months ended June 30, 2015, respectively.

As of June 30, 2016, scheduled principal payments due for each fiscal year ended December 31 are listed below as follows:

2016	$164,687
2017	14,423,141
Total	$14,587,828

As discussed in Note 10 - “Subsequent Events,” this note was paid in full on July 11, 2016 in connection with the closing of the Company’s initial public offering. The total amount repaid was $14,922,428, which included the principal balance outstanding of $14,587,828 and an early termination fee of $334,600.

Note 5 – Stockholders’ Equity

Preferred Stock

The Company’s charter authorizes the issuance of 10,000,000 shares of preferred stock, par value $0.001 per share. As of June 30, 2016 and December 31, 2015, no shares of preferred stock were issued and outstanding.

Common Stock

The Company has 500,000,000 of authorized shares of common stock, $0.001 par value. As of June 30, 2016 and December 31, 2015, there were 1,426,656 and 250,000 outstanding shares of common stock, respectively.

As disclosed in Note 10, “Subsequent Events,” on July 1, 2016, the Company closed its initial public offering and issued 13,043,479 shares of its common stock at a price of $10.00 per share resulting in gross proceeds of $130,434,790. After deducting underwriting discounts, advisory fees, and commissions of $9,661,160, the Company received net proceeds from the offering of $120,773,630. Additionally, on July 11, 2016 the underwriters exercised their over-allotment option in full, resulting in the issuance by the Company of an additional 1,956,521 shares of the Company’s common stock at a price of $10.00 per share for gross proceeds of $19,565,210. After deducting underwriting discounts, advisory fees, and commissions of $1,369,565, the Company received net proceeds from the over-allotment option shares of $18,195,645. Transaction costs incurred in connection with the offering were approximately $1,581,259. Total shares issued by the Company in the initial public offering, including over-allotment option shares, were 15,000,000.

In order to help us qualify as a REIT, among other purposes, our charter, subject to certain exceptions, restricts the number of shares of our common stock that a person may beneficially or constructively own. Our charter provides that, subject to certain exceptions, no person may beneficially or constructively own more than 9.8%, in value or in number of shares, whichever is more restrictive, of the outstanding shares of any class or series of our capital stock. On June 27, 2016, our board of directors approved a waiver of the 9.8% ownership limit in our charter allowing ZH USA, LLC to own up to 16.9% of our outstanding shares of common stock.

On March 2, 2016, ZH USA, LLC converted $15,000,000 of principal under the Convertible Debenture into 1,176,656 shares of the Company’s unregistered common stock. The shares of unregistered common stock issuable to ZH USA, LLC under the Convertible Debenture are subject to customary anti-dilution rights in the event of stock splits, stock dividends and similar corporate events.

Pursuant to a previously declared dividend approved by the Board of Directors of the Company and in compliance with applicable provisions of the Maryland General Corporation Law, the Company has paid a monthly dividend of $0.0852 per share each month during the four-month period from January 2016 through April 2016. During the six months ended June 30, 2016 the Company paid total dividends to holders of its common stock in the amount of $285,703. During the six months ended June 30, 2015, the Company paid total dividends to holders of its common stock in the amount of $127,800.

Note 6 – Related Party Transactions

Allocated General and Administrative Expenses

In the future, the Company may receive an allocation of general and administrative expenses from the Advisor that are either clearly applicable to or were reasonably allocated to the operations of the properties. There were no allocated general and administrative expenses from the Advisor for the three months ended June 30, 2016 or the twelve months ended December 31, 2015.

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

A rollforward of the funding from ZH USA, LLC classified as convertible debenture, due to majority stockholder as of June 30, 2016 is as follows:

Balance as of January 1, 2016	$40,030,134
Conversion of convertible debenture to common shares (a)	(15,000,000)
Balance as of June 30, 2016	$25,030,134

(a)	As disclosed in Note 5 – “Stockholders’ Equity” on March 2, 2016, ZH USA, LLC converted $15,000,000 of principal under the Convertible Debenture into 1,176,656 shares of the Company’s unregistered common stock.

Interest expense on the convertible debenture was $498,206 and $1,197,985 for the three and six months ended June 30, 2016, respectively, and $108,625 and $216,054 for the three months ended June 30, 2015, respectively.

On June 15, 2016, in anticipation of its initial public offering, the Company entered into a Pay-Off Letter and Conversion Agreement (the “Pay-Off Letter and Conversion Agreement”) with the Company’s majority stockholder with regards to the Convertible Debentures loaned to the Company having an aggregate current principal amount outstanding of $25,030,134 as of June 30, 2016. Under the terms of the Pay-Off Letter and Conversion Agreement, upon the closing date of the initial public offering on July 1, 2016, the Company converted the remaining principal amount of $15,030,134 into 1,179,019 shares of the Company’s common stock based on a conversion rate of $12.748 per share. Additionally, in accordance with the Pay-Off Letter and Conversion Agreement, on July 8, 2016 the Company paid off the remaining principal amount of $10,000,000 outstanding under the Convertible Debentures and all accrued interest owed on the Convertible Debentures in the amount of $1,716,811 with a total payment of $11,716,811.

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

A rollforward of the funding from the majority stockholder as of June 30, 2016 is as follows:

Balance as of January 1, 2016	$421,000
Proceeds received from majority stockholder	-
Repayments of note payable	-
Balance as of June 30, 2016	$421,000

Note Payable to Related Party

During the six months ended June 30, 2016, the Company received total funds in the amount of $450,000 in the form of an interest bearing note payable from a related party. The note bears interest at 4% per annum and is due on demand. Interest expense incurred on this note for the three and six months ended June 30, 2016 was $4,500 and $6,134, respectively. Under the arrangement with the related party the Company has the ability to receive additional loans in the future.

Majority Stockholder Loan

On June 7, 2016, the Company received an interest free loan from ZH USA, LLC in the principal amount of $1.5 million. As discussed in Note 10 - “Subsequent Events,” this loan was repaid in full on July 8, 2016 in connection with the closing of the initial public offering.

Due to Related Parties, Net

A rollforward of the due (to) from related parties balance, net as of June 30, 2016 is as follows:

	Due from Advisor	Due to Advisor –Mgmt. Fees	Due to Advisor – Other Funds	Due (to) from Other Related Party	Total Due (To) From Related Parties, Net
Balance as of January 1, 2016	$178,111	(630,000)	(240,280)	(155,000)	(847,169)
Management fees due to Advisor (a)	-	(30,000)	-	-	(30,000)
Funds loaned by Advisor (b)	-	-	(152,894)	-	(152,894)
Funds loaned to Other Related Party(c)	-	-	-	39,040	39,040
Funds loaned by Other Related Party(b)	-	-	-	(2,378)	(2,378)
Funds loaned by ZH USA, LLC (b)	-	-	-	(1,500,000)	(1,500,000)
Balance as of June 30, 2016	$178,111	(660,000)	(393,174)	(1,618,338)	(2,493,401)

(a)	Consists of $180,000 of management fee expense less $150,000 that was paid. This amount represents a cash flow operating activity.
(b)	Represents a total of $1,655,272, $1,500,000 of which was loaned by the Company’s majority stockholder. Refer to Note 10 – “Subsequent Events” for repayment information related to the $1,500,000. This is a cash flow financing activity.
(c)	Funds loaned by the Company to a related party for their general use, which represents a cash flow investing activity.

Management Agreement

On November 10, 2014, the Company entered into a Management Agreement, with an effective date of April 1, 2014, with the “Advisor,” a Delaware limited liability company and an affiliate of the Company. Under the terms of the Management Agreement, the Advisor is responsible for designing and implementing the Company’s business strategy and administering its business activities and day-to-day operations. For performing these services, the Company is obligated to pay the Advisor a base management fee equal to the greater of (a) 2.0% per annum of the Company’s net asset value (the value of the Company’s assets less the value of the Company’s liabilities), or (b) $30,000 per calendar month. For the three and six months ended June 30, 2016, management fees of $90,000 and $180,000, respectively were incurred and expensed by the Company. For the three and six months ended June 30, 2015, management fees of $90,000 and $180,000, respectively were incurred and expensed by the Company. During the three months ended June 30, 2016 the Company repaid $150,000 of the accrued management fees. As of June 30, 2016 and December 31, 2015, cumulative management fees of $660,000 and $630,000, respectively, were due to the Advisor, and remain unpaid. Additionally, during the six months ended June 30, 2016, the Company expensed $754,000 that was paid to the Advisor for the acquisitions of the Plano, Melbourne and Westland Facilities, respectively. For the six months ended June 30, 2015, the Company incurred no acquisition expenses as no properties were acquired during this prior six-month period.

Upon completion of the Company’s initial public offering on July 1, 2016, the Company’s amended and restated management agreement, which was approved by the Company’s board of directors on June 13, 2016, became effective. Refer to Note 10 – “Subsequent Events,” for details regarding the amended and restated management agreement.

Note 7 – Rental Revenue

The aggregate annual minimum cash to be received by the Company on the noncancelable operating leases related to its portfolio of facilities in effect as of June 30, 2016, are as follows for the subsequent years ended December 31; as listed below.

2016	$3,360,257
2017	6,711,661
2018	6,814,579
2019	6,967,091
2020	7,103,838
Thereafter	62,948,013
Total	$93,905,439

For the three months ended June 30, 2016, the Omaha facility constituted approximately 23% of the Company’s rental revenue, the Tennessee facilities constituted approximately 20% of rental revenue, the Plano facility constituted approximately 18% of rental revenue, the Pittsburgh facility constituted approximately 12% of rental revenue, the Melbourne facility constituted approximately 17% of rental revenue. The Asheville and Westland facilities constituted approximately 4% and 6% of rental revenue, respectively.

For the six months ended June 30, 2016, the Omaha facility constituted approximately 28% of the Company’s rental revenue, the Tennessee facilities constituted approximately 23% of rental revenue, the Plano facility constituted approximately 18% of rental revenue, the Pittsburgh facility constituted approximately 14% of rental revenue, the Melbourne facility constituted approximately 10% of rental revenue. The Asheville and Westland facilities constituted approximately 4% and 3% of rental revenue, respectively.

For the three and six months ended June 30, 2015, the Omaha facility constituted approximately 88% of the Company’s rental revenue and the Asheville facility constituted approximately 12% of rental revenue.

Note 8 – Omaha Land Lease Rent Expense

The Omaha facility land lease initially was to expire in 2023 with options to renew up to 60 years. However, the Company exercised two five-year lease renewal options and therefore the land lease currently expires in 2033, subject to future renewal options by the Company. Under the terms of the land lease, annual rents increase 12.5% every fifth anniversary of the lease. The initial land lease increase will occur in April 2017. During the three and six months ended June 30, 2016, the Company expensed $18,154 and $36,308, respectively related to this lease. During the three and six months ended June 30, 2015, the Company expensed $14,970 and $14,970, respectively related to this lease.

The aggregate minimum cash payments to be made by the Company on the non-cancelable Omaha facility related land lease in effect as of June 30, 2016, are as follows for the subsequent years ended December 31; as listed below.

2016	$29,939
2017	59,877
2018	63,619
2019	67,362
2020	67,362
Thereafter	973,586
Total	$1,261,745

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

Note 10 – Subsequent Events

Initial Public Offering

On June 28, 2016, the Company, the Advisor, and Global Medical REIT L.P. entered into an Underwriting Agreement with Wunderlich Securities, Inc., as representative of the several underwriters named therein, relating to the offer and sale of the Company’s common stock in its initial public offering. On July 1, 2016, the Company closed its initial public offering and issued 13,043,479 shares of its common stock at a price of $10.00 per share resulting in gross proceeds of $130,434,790. After deducting underwriting discounts, advisory fees, and commissions of $9,661,160, the Company received net proceeds from the offering of $120,773,630. Additionally, on July 11, 2016, the underwriters exercised their over-allotment option in full, resulting in the issuance by the Company of an additional 1,956,521 shares of the Company’s common stock at a price of $10.00 per share for gross proceeds of $19,565,210. After deducting underwriting discounts, advisory fees, and commissions of $1,369,565, the Company received net proceeds from the over-allotment option shares of $18,195,645. Transaction costs incurred in connection with the offering were approximately $1,581,259. Total shares issued by the Company in the initial public offering, including over-allotment option shares, were 15,000,000.

In connection with the Company’s initial public offering, the Company’s common stock was listed on the New York Stock Exchange under the ticker symbol “GMRE.”

Use of Proceeds:

•	approximately $14.9 million ($14.6 million in principal and an early termination fee of $0.3 million) to repay the outstanding mortgage loan from Capital One encumbering our Omaha Facility, which bears interest at an annual rate of 4.9%;
•	$10.0 million to repay a portion of our outstanding 8.0% convertible debentures held by ZH USA, LLC; and
•	approximately $9.2 million in aggregate to acquire the Wyomissing Facilities on July 20, 2016 (see the “Property Acquisition” section below.
•	$1.5 million to repay the outstanding interest free loan from ZH USA, LLC due upon completion of the initial public offering; and
•	the remaining approximately $84.2 million for the acquisition of properties in the Company’s investment pipeline, properties under letter of intent and other potential acquisitions, capital improvements to the Company’s properties and general corporate and working capital purposes.

The Company has invested the unexpended net proceeds of the offering in interest-bearing accounts, money market accounts and interest-bearing securities in a manner that is consistent with our intention to qualify for taxation as a REIT.

Amended Management Agreement

Upon completion of the Company’s initial public offering on July 1, 2016, the Company’s amended and restated management agreement became effective. Terms of the amended and restated management agreement are as follows:

Term and Termination

The initial term of the amended and restated management agreement will expire on the third anniversary of the closing date of the initial public offering and will automatically renew for an unlimited number of successive one year periods thereafter, unless the agreement is not renewed or is terminated in accordance with its terms. If the Company’s board of directors decides to terminate or not renew the amended and restated management agreement, the Company will generally be required to pay the advisor a termination fee equal to three times the sum of the average annual base management fee and the average annual incentive compensation with respect to the previous eight fiscal quarters ending on the last day of the fiscal quarter prior to termination. Subsequent to the initial term, the Company may terminate the management agreement only under certain circumstances.

Base Management Fee

The Company will pay its advisor a base management fee in an amount equal to: 1.5% of its stockholders’ equity per annum, calculated quarterly for the most recently completed fiscal quarter and payable in quarterly installments in arrears.

For purposes of calculating the base management fee, the Company’s stockholders’ equity means: (a) the sum of (1) the Company stockholders’ equity as of March 31, 2016, (2) the aggregate amount of the conversion price (including interest) for the conversion of the Company’s outstanding convertible debentures into common stock and OP units upon completion of the initial public offering, and (3) the net proceeds from (or equity value assigned to) all issuances of equity and equity equivalent securities (including common stock, common stock equivalents, preferred stock, LTIP units and OP units issued by the Company or the Operating Partnership) in the initial public offering, or in any subsequent offering (allocated on a pro rata daily basis for such issuances during the fiscal quarter of any such issuance), less (b) any amount that the Company pays to repurchase shares of its common stock or equity securities of the OP. Stockholders’ equity also excludes (1) any unrealized gains and losses and other non-cash items (including depreciation and amortization) that have impacted stockholders’ equity as reported in the Company’s financial statements prepared in accordance with GAAP, and (2) one-time events pursuant to changes in GAAP, and certain non-cash items not otherwise described above, in each case after discussions between the Company’s advisor and its independent directors and approval by a majority of the Company’s independent directors. As a result, the Company’s stockholders’ equity, for purposes of calculating the base management fee, could be greater or less than the amount of stockholders’ equity shown on its financial statements.

The base management fee of the advisor shall be calculated within 30 days after the end of each quarter and such calculation shall be promptly delivered to the Company. The Company is obligated to pay the quarterly installment of the base management fee calculated for that quarter in cash within five business days after delivery to the Company of the written statement of the advisor setting forth the computation of the base management fee for such quarter.

Incentive Compensation Fee

The Company will pay its advisor an incentive fee with respect to each calendar quarter (or part thereof that the management agreement is in effect) in arrears. The incentive fee will be an amount, not less than zero, equal to the difference between (1) the product of (x) 20% and (y) the difference between (i) the Company’s AFFO (as defined below) for the previous 12-month period, and (ii) the product of (A) the weighted average of the issue price of equity securities issued in the initial public offering and in future offerings and transactions, multiplied by the weighted average number of all shares of common stock outstanding on a fully-diluted basis (including any restricted stock units, any restricted shares of common stock, OP units, LTIP units, and shares of common stock underlying awards granted under the 2016 Equity Incentive Plan or any future plan in the previous 12-month period, and (B) 8%, and (2) the sum of any incentive fee paid to the advisor with respect to the first three calendar quarters of such previous 12-month period; provided, however, that no incentive fee is payable with respect to any calendar quarter unless AFFO is greater than zero for the four most recently completed calendar quarters, or the number of completed calendar quarters since the closing date of the offering, whichever is less. For purposes of calculating the incentive fee during the first 12 months after completion of the offering, AFFO will be determined by annualizing the applicable period following completion of the offering.

AFFO is calculated by adjusting the Company’s funds from operations, or FFO, by adding back acquisition and disposition costs, stock based compensation expenses, amortization of deferred financing costs and any other non-recurring or non-cash expenses, which are costs that do not relate to the operating performance of the Company’s properties, and subtracting loss on extinguishment of debt, straight line rent adjustment, recurring tenant improvements, recurring leasing commissions and recurring capital expenditures.

2016 Equity Incentive Plan

Prior to the completion of the initial public offering on July 1, 2016, our board of directors approved and adopted the 2016 Equity Incentive Plan. The purposes of the 2016 Equity Incentive Plan is to attract and retain qualified persons upon whom, in large measure, our sustained progress, growth and profitability depend, to motivate the participants to achieve long-term company goals and to more closely align the participants’ interests with those of our other stockholders by providing them with a proprietary interest in our growth and performance. Our executive officers, employees, employees of our advisor and its affiliates, consultants and non-employee directors are eligible to participate in the 2016 Equity Incentive Plan. Under the 2016 Equity Incentive Plan, a number of shares of our common stock equal to 7% of the outstanding shares of our common stock on a fully diluted basis upon the completion of the initial public offering (including 7% of the shares sold pursuant to the underwriters’ over-allotment option, are available for issuance pursuant to awards under the 2016 Equity Incentive Plan, less the shares underlying the long-term incentive plan (“LTIP”) grants awarded upon completion of the initial public offering. Specifically, an aggregate of 358,250 LTIP units were granted upon completion of the offering on July 1, 2016 pursuant to the 2016 Equity Incentive Plan. In addition, an aggregate of 874,147 additional shares are available for future issuance under our 2016 Equity Incentive Plan, or 7% of the fully diluted outstanding shares of our common stock upon completion of the initial public offering, including the underwriters’ over-allotment option, which was exercised in full on July 11, 2016.

Shares subject to awards under the 2016 Equity Incentive Plan that are forfeited, cancelled, lapsed, settled in cash or otherwise expired (excluding shares withheld to satisfy exercise prices or tax withholding obligations) will again be available for awards under the 2016 Equity Incentive Plan. The 2016 Equity Incentive Plan is administered by our compensation committee, which will interpret the 2016 Equity Incentive Plan and have broad discretion to select the eligible persons to whom awards will be granted, as well as the type, size and terms and conditions of each award, including the exercise price of options, the number of shares subject to awards and the expiration date of, and the vesting schedule or other restrictions (including, without limitation, restrictive covenants) applicable to, awards.

The 2016 Equity Incentive Plan allows us to grant the following types of awards:

•	options, including non-qualified options and incentive stock options;
•	stock appreciation rights, or SARs;
•	stock awards, including restricted stock and unrestricted stock;
•	restricted stock units;
•	other equity-based awards, including LTIP units;
•	incentive awards;
•	substitute awards; and performance awards.

Pay-Off Letter and Conversion Agreement

On June 15, 2016, in anticipation of its initial public offering, the Company entered into a Pay-Off Letter and Conversion Agreement (the “Pay-Off Letter and Conversion Agreement”) with the Company’s majority stockholder with regards to the Convertible Debentures issued by the Company having an aggregate principal amount outstanding of $25,030,134 as of June 30, 2016. Under the terms of the Pay-Off Letter and Conversion Agreement, upon the closing date of the initial public offering on July 1, 2016, the Company converted $15,030,134 principal amount of the Convertible Debentures into 1,179,019 shares of the Company’s common stock based on a conversion rate of $12.748 per share. Additionally, in accordance with the Pay-Off Letter and Conversion Agreement, on July 8, 2016 the Company paid off the remaining principal amount of $10,000,000 outstanding under the Convertible Debentures and all accrued interest owed on the Convertible Debentures in the amount of $1,716,811 with a total payment of $11,716,811.

Property Acquisition

On July 20, 2016, the Company acquired a 17,000 square foot eye center located at 1802 Papermill Road, Wyomissing, PA 19610 (the “Eye Center”) owned and operated by Paper Mill Partners, L.P., a Pennsylvania limited partnership, and a 6,500 square foot eye surgery center located at 2220 Ridgewood Road, Wyomissing, PA 19610 (the “Surgery Center”) owned and operated by Ridgewood Surgery Center, L.P., a Pennsylvania limited partnership, for a purchase price of approximately $9.2 million. The acquisition includes the both facilities, together with the real property, the improvements, and all appurtenances thereto.

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

Under the Agreement, the Company has the right to, and intends to, designate one or more subsidiaries of the Company’s Operating Partnership, to purchase the Facilities and lease them back to the tenant-operators. The acquisition was funded using a portion of the proceeds from the Company’s initial public offering.

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

Overview

Global Medical REIT Inc. (the “Company,” “us,” “we,” “our”) was incorporated in the state of Nevada on March 18, 2011 under the name Scoop Media, Inc. (“Scoop Media”), which was acquired in 2013 by ZH International Holdings Ltd. (formerly known as Heng Fai Enterprises, Ltd.), a Hong Kong limited company. ZH International is the 85% owner of Inter-American Management LLC (the “Advisor”), and the owner of our majority stockholder, ZH USA, LLC. A public company traded on the Hong Kong exchange, ZH International is engaged in global real estate development, investment, management and sales and REIT management. We re-domiciled into a Maryland corporation, effective January 6, 2014, and our principal investment strategy is to develop and manage a portfolio of real estate assets in the healthcare industry, which includes surgery centers, specialty hospitals, and outpatient treatment centers.

We formed our Operating Partnership in March 2016 and have contributed all of our healthcare facilities to the Operating Partnership in exchange for common units of limited partnership interest in the Operating Partnership. We intend to conduct all future acquisition activity and operations through our Operating Partnership. We own Global Medical REIT GP, LLC, a Delaware limited liability company, which is the sole general partner of our Operating Partnership.

Recent Developments

Initial Public Offering

On June 28, 2016, the Company, the Advisor, and Global Medical REIT L.P. entered into an Underwriting Agreement with Wunderlich Securities, Inc., as representative of the several underwriters named therein, relating to the offer and sale of the Company’s common stock in its initial public offering. As disclosed in Note 10, “Subsequent Events,” on July 1, 2016, the Company closed its initial public offering and issued 13,043,479 shares of its common stock at a price of $10.00 per share resulting in gross proceeds of $130,434,790. After deducting underwriting discounts, advisory fees, and commissions of $9,661,160, the Company received net proceeds from the offering of $120,773,630. Additionally, on July 11, 2016, the underwriters exercised their over-allotment option in full, resulting in the issuance by the Company of an additional 1,956,521 shares of the Company’s common stock at a price of $10.00 per share for gross proceeds of $19,565,210. After deducting underwriting discounts, advisory fees, and commissions of $1,369,565, the Company received net proceeds from the over-allotment option shares of $18,195,645. Transaction costs incurred in connection with the offering were approximately $1,581,259. Total shares issued by the Company in the initial public offering, including over-allotment option shares, were 15,000,000. Refer to Note 10, “Subsequent Events,” for additional details, including the use of proceeds from the offering.

In connection with the Company’s initial public offering, the Company’s common stock was listed on the New York Stock Exchange under the ticker symbol “GMRE.”

Amended Management Agreement

Upon completion of the Company’s initial public offering on July 1, 2016, the Company’s amended and restated management agreement, which was approved by the Company’s board of directors on June 13, 2016, became effective.

2016 Equity Incentive Plan

Prior to the completion of the initial public offering on July 1, 2016, our board of directors approved and adopted the 2016 Equity Incentive Plan. The purposes of the 2016 Equity Incentive Plan will be to attract and retain qualified persons upon whom, in large measure, our sustained progress, growth and profitability depend, to motivate the participants to achieve long-term company goals and to more closely align the participants’ interests with those of our other stockholders by providing them with a proprietary interest in our growth and performance. An aggregate of 358,250 LTIP units and restricted shares of our common stock were granted upon completion of the offering on July 1, 2016 pursuant to the 2016 Equity Incentive Plan. In addition, we expect that an aggregate of 874,147 additional shares will be available for future issuance under our 2016 Equity Incentive Plan, or 7% of the fully diluted outstanding shares of our common stock upon completion of the initial public offering, including the underwriters’ over-allotment option, which was exercised in full on July 11, 2016.

Pay-Off Letter and Conversion Agreement

On June 15, 2016, in anticipation of its initial public offering, the Company entered into a Pay-Off Letter and Conversion Agreement (the “Pay-Off Letter and Conversion Agreement”) with the Company’s majority stockholder with regards to the Convertible Debentures loaned to the Company having an aggregate current principal amount outstanding of $25,030,134 as of June 30, 2016. Under the terms of the Pay-Off Letter and Conversion Agreement, upon the closing date of the initial public offering on July 1, 2016, the Company converted the remaining principal amount of $15,030,134 into 1,179,019 shares of the Company’s common stock based on a conversion rate of $12.748 per share. Additionally, in accordance with the Pay-Off Letter and Conversion Agreement, on July 8, 2016 the Company paid off the remaining principal amount of $10,000,000 outstanding under the Convertible Debentures and all accrued interest owed on the Convertible Debentures in the amount of $1,716,811 with a total payment of $11,716,811.

Each of these recent developments is disclosed in additional detail in Note 10 – “Subsequent Events” within the Notes to the Consolidated Financial Statements.

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

Expenses

Acquisition fees – related party

Acquisition fees represent an expense incurred for a fee paid by us to the Advisor for each acquisition in connection with the terms of the Management Agreement. In accordance with the provisions of the amended and restated management agreement, which became effective July 1, 2016, acquisition fees will no longer be charged to the Company by the Advisor.

General and administrative

General and administrative expense primarily includes professional fees and services (legal and accounting), general office expenses, ground rent related to the Omaha facility, and travel and related expenses.

Management fees – related party

In accordance with the terms of the current Management Agreement between us and the Advisor, we pay the Advisor a base management fee equal to the greater of (a) 2.0% per annum of our net asset value (the value of our assets less the value of our liabilities), or (b) $30,000 per calendar month. Historically this fee has resulted in a monthly charge to us of $30,000. Upon completion of the Company’s initial public offering on July 1, 2016, the Company’s amended and restated management agreement, which was approved by the Company’s board of directors on June 13, 2016, became effective. Refer to Note 10 – “Subsequent Events” for details regarding the amended and restated management agreement.

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

Management Agreement

On November 10, 2014, we entered into a Management Agreement, with an effective date of April 1, 2014, with the Advisor. Upon completion of the Company’s initial public offering on July 1, 2016, the Company’s amended and restated management agreement became effective. Refer to Note 10 – “Subsequent Events” for details regarding the amended and restated management agreement.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting policies generally accepted in the United States of America (“GAAP”) requires our management to use judgment in the application of accounting policies, including making estimates and assumptions. We base estimates on the best information available to us at the time, our experience and on various other assumptions believed to be reasonable under the circumstances. These estimates affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If our judgment or interpretation of the facts and circumstances relating to various transactions or other matters had been different, it is possible that different accounting would have been applied, resulting in a different presentation of our financial statements. From time to time, we re-evaluate our estimates and assumptions. In the event estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current estimates and assumptions about matters that are inherently uncertain. For a more detailed discussion of our significant accounting policies, see Note 2 – “Summary of Significant Accounting Policies” in the footnotes to the accompanying financial statements. Below is a discussion of accounting policies that we consider to be the most critical to understanding complex judgments involved and the uncertainties that could impact our results of operations, financial condition and cash flows.

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

Consolidated Results of Operations

The major factor that resulted in variances in our results of operations for each revenue and expense category for the three and six months ended June 30, 2016 compared to the three and six months ended June 30, 2015 is due to the fact that as of June 30, 2016 our portfolio consisted of facilities from a total of seven acquisitions, whereas as of June 30, 2015 only two of the seven acquisitions had occurred.

As of June 30, 2016 the Company had the following properties in its portfolio from seven acquisitions:

•	Melbourne (acquired March 31, 2016)
•	Westland (acquired March 31, 2016)
•	Plano (acquired January 28, 2016)
•	Tennessee facilities (acquired December 31, 2015)
•	West Mifflin (acquired September 25, 2015)
•	Asheville (acquired September 19, 2014)
•	Omaha (acquired June 5, 2014)

As of June 30, 2015 the Company had the following properties in its portfolio from two acquisitions:

•	Asheville (acquired September 19, 2014)
•	Omaha (acquired June 5, 2014)

Revenues

Total revenue for the three months ended June 30, 2016 was $1,770,659, compared to $455,900 for the same period in 2015, an increase of $1,314,759. The increase is the result of rental revenue derived from the base rental receipts from the additional facilities that we acquired and were included as part of our portfolio during the current three-month period. The corresponding period during 2015 only included the results from the Omaha and Asheville facilities.

Total revenue for the six months ended June 30, 2016 was $3,084,718, compared to $918,038 for the same period in 2015, an increase of $2,166,680. The increase is the result of rental revenue derived from the base rental receipts from the additional facilities that we acquired and were included as part of our portfolio during the current six-month period. The corresponding period during 2015 only included the results from the Omaha and Asheville facilities.

Acquisition Fees – related party

No acquisition fees were incurred during the three months ended June 30, 2016 and June 30, 2015 as the Company made no acquisitions during those periods.

Acquisition fees for the six months ended June 30, 2016 were $754,000, compared with no acquisition fees incurred for the same period in 2015, as no acquisitions occurred during the comparable prior six-month period. The $754,000 of current six-month period acquisition fees consisted of $350,000, $309,000 and $95,000 that were expensed in connection with the acquisitions of the Plano, Melbourne, and Westland Facilities, respectively. The acquisition fee was computed as 2% of the purchase price of the facility. Under the amended and restated management agreement between the Company and the Advisor, which became effective on July 1, 2016, the Company will no longer be required to pay acquisition fees.

General and Administrative

General and administrative expenses for the three months ended June 30, 2016 were $368,210, compared with $76,474 for the same period in 2015, an increase of $291,736. The increase is primarily a result of increases in accounting and compliance costs associated with audit requirements related to the acquired properties and a general increase in this expense category as a result of the additional facilities that we acquired and were included as part of our portfolio during the current three-month period.

General and administrative expenses for the six months ended June 30, 2016 were $1,256,739, compared with $140,781 for the same period in 2015, an increase of $1,115,958. The increase is primarily a result of a $500,000 development fee incurred in connection with the Plano acquisition, increases in accounting and compliance costs primarily associated with audit requirements related to the acquired properties, and a general increase in this expense category as a result of the additional facilities that we acquired and were included as part of our portfolio during the current six-month period.

Management Fees – related party

Management fees for the three months ended June 30, 2016 and June 30, 2015 were $90,000. This management fee is based upon the terms of the original Management Agreement we entered into with our Advisor effective as of April 1, 2014.

Management fees for the six months ended June 30, 2016 and June 30, 2015 were $180,000. This management fee is based upon the terms of the original Management Agreement we entered into with our Advisor effective as of April 1, 2014.

Depreciation Expense

Depreciation expense for the three months ended June 30, 2016 was $544,002, compared with $141,007 for the same period in 2015, an increase of $402,995. The increase is a result of depreciation expense incurred related to the additional facilities that we acquired and were included as part of our portfolio during the current three-month period.

Depreciation expense for the six months ended June 30, 2016 was $942,832, compared with $293,343 for the same period in 2015, an increase of $649,489. The increase is a result of depreciation expense incurred related to the additional facilities that we acquired and were included as part of our portfolio during the current six-month period.

Interest Expense

Interest expense for the three months ended June 30, 2016 was $1,262,646, compared with $280,846 for the same period in 2015, an increase of $981,800. The increase is primarily a result of interest expense incurred on the additional third party debt and borrowings from our majority stockholder that we procured related to facilities that we acquired. The increase also results from debt discount amortization related to the additional deferred financing costs (recorded as debt discount) incurred on the debt we procured.

Interest expense for the six months ended June 30, 2016 was $2,391,909, compared with $624,888 for the same period in 2015, an increase of $1,767,021. The increase is primarily a result of interest expense incurred on the additional third party debt and borrowings from our majority stockholder that we procured during the current six-month period related to facilities that we acquired. The increase also results from debt discount amortization related to the additional deferred financing costs (recorded as debt discount) incurred on the debt we procured.

Liquidity and Capital Resources

General

We believe that our initial public offering has strengthened our financial position by allowing us to reduce our leverage and increasing our stockholders’ equity and available cash. Our short-term liquidity requirements consist primarily of funds to pay for operating expenses and other expenditures directly associated with our properties, including:

•	property expenses,
•	interest expense and scheduled principal payments on outstanding indebtedness,
•	general and administrative expenses, and acquisition expenses.

In addition, we will require funds for future distributions expected to be paid to our common stockholders and OP unit holders in our operating partnership following completion of the initial public offering.

We expect to satisfy our short-term liquidity requirements through our existing cash and cash equivalents, cash flow from operating activities, the proceeds of the initial public offering, and future borrowings under any other debt instruments we may enter into.

Our long-term liquidity needs consist primarily of funds necessary to pay for acquisitions, recurring and non-recurring capital expenditures, scheduled debt maturities and general and administrative expenses. We expect to satisfy our long-term liquidity needs through cash flow from operations, long-term secured and unsecured borrowings, sales of additional equity securities, and, in connection with acquisitions of additional properties, the issuance of OP units of our operating partnership, and proceeds from select property dispositions and joint venture transactions.

We intend to invest in additional properties as suitable opportunities arise and adequate sources of financing are available. We currently are evaluating additional potential acquisitions consistent with the normal course of our business. There can be no assurance as to whether or when any portion of these acquisitions will be completed. Our ability to complete acquisitions is subject to a number of risks and variables, including our ability to negotiate mutually agreeable terms with sellers and our ability to finance the acquisitions. We may not be successful in identifying and consummating suitable acquisitions, which may impede our growth and negatively affect our results of operations and may result in the use of a significant amount of management resources. We expect that future acquisitions of properties will depend on and will be financed, in whole or in part, by our existing cash, borrowings, including under any potential senior secured credit facility that we may enter into or the proceeds from additional issuances and sales of common stock, issuances and sales of preferred stock, issuances of OP units or the issuance and sale of other securities.

We currently do not expect to sell any of our properties to meet our liquidity needs, although we may do so in the future.

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

Indebtedness

Our facilities have been financed through a combination of third-party debt and funding received from our majority stockholder. A detail of our notes payable balances from third-party lenders, net of unamortized debt discount, as of June 30, 2016 and December 31, 2015 is as follows:

	June 30, 2016	December 31, 2015
Notes payable related to acquisitions, gross	$55,698,783	$23,788,065
Less: Unamortized debt discount	(1,240,126)	(302,892)
Notes payable related to acquisitions, net	$54,458,657	$23,485,173

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

A rollforward of the funding from ZH USA, LLC as of June 30, 2016 is as follows:

Balance as of January 1, 2016	$40,030,134
Conversion of convertible debenture to common shares (a)	(15,000,000)
Balance as of June 30, 2016	$25,030,134

(a)	On March 2, 2016, ZH USA, LLC converted $15,000,000 of principal under the Convertible Debenture into 1,176,656 shares of the Company’s unregistered common stock.

On June 15, 2016, in anticipation of its initial public offering, the Company entered into a Pay-Off Letter and Conversion Agreement (the “Pay-Off Letter and Conversion Agreement”) with the Company’s majority stockholder with regards to the Convertible Debentures loaned to the Company having an aggregate current principal amount outstanding of $25,030,134 as of June 30, 2016. Under the terms of the Pay-Off Letter and Conversion Agreement, upon the closing date of the initial public offering on July 1, 2016, the Company converted the remaining principal amount of $15,030,134 into 1,179,019 shares of the Company’s common stock based on a conversion rate of $12.748 per share. Additionally, in accordance with the Pay-Off Letter and Conversion Agreement, on July 8, 2016 the Company paid off the remaining principal amount of $10,000,000 outstanding under the Convertible Debentures and all accrued interest owed on the Convertible Debentures in the amount of $1,716,811 with a total payment of $11,716,811.

Cash Flow Information

Net cash used in operating activities for the six months ended June 30, 2016 was $204,826, compared with $10,801 used in operating activities for the same period in 2015. The increase during the current six-month period was primarily derived from increases in the net loss and the deferred rent receivable balance, partially offset by an increases in depreciation expense, amortization of debt discount, and accrued expenses. This cash outflow was partially offset by noncash depreciation and deferred financing amortization expense, unpaid management fees, and an increase in accrued expenses.

Net cash used in investing activities for the six months ended June 30, 2016 was $37,640,869, compared with $6,000 used in investing activities for the same period in 2015. The increase during the current six-month period was primarily derived from the acquisitions of the Plano, Melbourne, and Westland facilities. Cash flows used in investing activities are heavily dependent upon the investment in properties and real estate assets. We anticipate cash flows used in investing activities to increase as we acquire additional properties in the future.

Net cash provided by financing activities for the six months ended June 30, 2016 was $31,236,229, compared with $106,508 provided by operating activities for the same period in 2015. The increase during the current six-month period was primarily derived from total loan proceeds of $32,097,400 received from the Cantor loan and a $1,500,000 loan from our majority stockholder, partially offset by the payments of deferred financing costs, deferred public offering costs, dividends, and third party loan principal repayments.

Dividends

Pursuant to a previously declared dividend approved by the Board of Directors of the Company and in compliance with applicable provisions of the Maryland General Corporation Law, the Company has paid a monthly dividend of $0.0852 per share each month during the four-month period from January 2016 through April 2016. During the six months ended June 30, 2016 the Company paid total dividends to holders of its common stock in the amount of $285,703. During the six months ended June 30, 2015, the Company paid total dividends to holders of its common stock in the amount of $127,800.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act that are designed to ensure that information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to management, including the principal executive and financial officer as appropriate, to allow timely decisions regarding required disclosures. Our principal executive officer and principal financial officer evaluated the effectiveness of disclosure controls and procedures as of June 30, 2016 pursuant to Rule 13a-15(b) under the Exchange Act. Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this Report, the Company’s disclosure controls and procedures were effective to ensure that information required to be included in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

(a)	Exhibits

Exhibit No.	Description
3.1	Articles of Incorporation of Global Medical REIT Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q as filed with the Commission on April 22, 2014).

3.2	Amended and Restated Bylaws of Global Medical REIT Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K as filed with the Commission on June 17, 2016).

3.3	Articles of Amendment to Articles of Incorporation filed with the Secretary of State of Maryland (incorporated herein by reference to Annex A to the Company’s Definitive Information Statement on Schedule 14C as filed with the Commission on October 3, 2014).

3.4

Certificate of Correction of Articles of Incorporation of Global Medical REIT Inc. (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-11/A as filed with the Commission on June 15, 2016).

3.5	Certificate of Correction of Articles of Incorporation of Global Medical REIT Inc. (incorporated by reference to Exhibit 3.4 to the Company’s Registration Statement on Form S-11/A as filed with the Commission on June 17, 2016).

4.1	Pay-off Letter and Conversion Agreement dated June 15, 2016 between Global Medical REIT Inc. and ZH USA, LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Commission on June 17, 2016).

10.1	Loan Agreement dated March 31, 2016 between GMR Memphis, LLC, GMR Plano, LLC, GMR Melbourne, LLC, and GMR Westland, LLC and Cantor Commercial Real Estate Lending, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Commission on April 6, 2016).

10.2	Asset Purchase Agreement dated March 31, 2016, between Global Medical REIT, Inc. and Chery Hill Real Estate, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K as filed with the Commission on April 6, 2016).

10.3	Lease Agreement between an affiliate of Global Medical REIT, Inc. and The Surgical Institute of Michigan, LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K as filed with the Commission on April 6, 2016).

10.4	Asset Purchase Agreement dated April 19, 2016, between Global Medical REIT, Inc. and Paper Mill Partners, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Commission on April 25, 2016).

10.5	Global Medical REIT Inc. 2016 Equity Incentive Plan (incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-8 filed with the Commission on June 30, 2016).

10.6

Underwriting Agreement, dated as of June 28, 2016, by and among Global Medical REIT Inc. and Wunderlich Securities, Inc., as representative of the several underwriters named therein (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K as filed with the Commission on July 5, 2016).

†10.7

Amended and Restated Management Agreement, dated as of July 1, 2016, by and among Global Medical REIT Inc. and Inter-American Management LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Commission on July 7, 2016).

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

† Management contract or compensatory plan or arrangement

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBAL MEDICAL REIT INC.

Date: August 11, 2016	By:	/s/ David A. Young
David A. Young
Chief Executive Officer (Principal Executive Officer)

Date: August 11, 2016	By:	/s/ Donald McClure
Donald McClure
Chief Financial Officer (Principal Financial and Accounting Officer)