Form 10-Q
period 2016-09-30
Global Medical REIT Inc.
filed 2016-11-10
CIK 1533615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☐ Yes ☑ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filter	☐	Accelerated filter	☐
Non-accelerated filter (Do not check if a smaller reporting company)	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☑

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	November 10, 2016
Common Stock, $0.001 par value per share	17,605,675

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

Forward-looking statements involve numerous risks and uncertainties and you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data or methods which may be incorrect or imprecise and we may not be able to realize them. We do not guarantee that the transactions and events described will happen as described (or that they will happen at all). The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

•	general economic conditions;
•	adverse economic or real estate developments, either nationally or in the markets in which our healthcare facilities are located;
•	our failure to generate sufficient cash flows to service our outstanding indebtedness;
•	fluctuations in interest rates and increased operating costs;
•	our ability to deploy the debt and equity capital we raise;
•	our ability to raise additional equity and debt capital on terms that are attractive or at all;
•	our ability to make distributions on shares of our common stock;
•	general volatility of the market price of our common stock;
•	our lack of significant operating history;
•	changes in our business or strategy;
•	our dependence upon key personnel whose continued service is not guaranteed;
•	our ability to identify, hire and retain highly qualified personnel in the future;
•	the degree and nature of our competition;
•	changes in governmental regulations, tax rates and similar matters;
•	defaults on or non-renewal of leases by tenant-operators;
•	decreased rental rates or increased vacancy rates;
•	difficulties in identifying healthcare facilities to acquire and completing such acquisitions;
•	competition for investment opportunities;
•	our failure to successfully develop, integrate and operate acquired healthcare facilities and operations;
•	the financial condition and liquidity of, or disputes with, joint venture and development partners with whom we may make co-investments in the future;
•	changes in accounting policies generally accepted in the United States of America, or “GAAP;”
•	lack of or insufficient amounts of insurance;
•	other factors affecting the real estate industry generally;
•	our failure to qualify and maintain our qualification as a real estate investment trust (“REIT”) for U.S. federal income tax purposes;
•	limitations imposed on our business and our ability to satisfy complex rules in order for us to qualify as a REIT for U.S. federal income tax purposes; and
•	changes in governmental regulations or interpretations thereof, such as real estate and zoning laws and increases in real property tax rates and taxation of REITs.

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

“Inter-American Management, LLC,” our advisor, refers to Inter-American Management, LLC, a Delaware limited liability company. Our advisor is 85% owned by ZH International Holdings Limited (formerly known as Heng Fai Enterprises, Ltd.), a Hong Kong limited company.

“ZH USA, LLC” is a Delaware limited liability company owned by ZH International Holdings Limited. ZH USA, LLC is a related party and was our majority stockholder prior to the completion of our initial public offering.

“SEC” and “the Commission” refer to the United States Securities and Exchange Commission.

“Common stock” refers to the common shares in our capital stock.

Our consolidated financial statements are prepared in accordance with GAAP.

GLOBAL MEDICAL REIT INC.

Consolidated Balance Sheets

	As of
	September 30,	December 31,
	2016	2015
	(unaudited)
Assets

Investment in real estate:
Land	$11,733,852	$4,563,852
Building and improvements	113,094,766	51,574,271
	124,828,618	56,138,123
Less: accumulated depreciation	(2,517,532)	(989,251)
Investment in real estate, net	122,311,086	55,148,872
Cash	81,347,992	9,184,270
Restricted cash	805,776	447,627
Tenant receivables	177,369	-
Escrow deposits	903,636	454,310
Deferred assets	245,619	93,646
Total assets	$205,791,478	$65,328,725

Liabilities and Stockholders’ Equity (Deficit)

Liabilities:
Accrued expenses	$416,230	$683,857
Dividends payable	3,592,786	-
Security deposits	597,593	-
Due to related parties, net	1,135,302	847,169
Convertible debenture, due to related party	-	40,030,134
Notes payable to related parties	421,000	421,000
Notes payable, net of unamortized discount of $1,177,522 and $302,892 at September 30, 2016 and December 31, 2015, respectively	39,920,275	23,485,173
Total liabilities	46,083,186	65,467,333
Stockholders' equity (deficit):
Preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock $0.001 par value, 500,000,000 shares authorized at September 30, 2016 and December 31, 2015, respectively; 17,605,675 and 250,000 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	17,606	250
Additional paid-in capital	171,143,411	3,011,790
Accumulated deficit	(11,452,725)	(3,150,648)
Total stockholders' equity (deficit)	159,708,292	(138,608)
Total liabilities and stockholders' equity (deficit)	$205,791,478	$65,328,725

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GLOBAL MEDICAL REIT INC.

Consolidated Statements of Operations

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Revenue
Rental revenue	$1,932,425	$482,131	$4,994,172	$1,392,669
Other income	70,225	4,971	93,196	12,471
Total revenue	2,002,650	487,102	5,087,368	1,405,140

Expenses
Acquisition fees – related party	-	227,000	754,000	227,000
General and administrative	1,721,676	150,810	2,978,415	291,591
Management fees – related party	627,147	90,000	807,147	270,000
Depreciation expense	585,449	153,148	1,528,281	446,491
Interest expense	1,051,204	363,937	3,443,113	988,825
Total expenses	3,985,476	984,895	9,510,956	2,223,907
Net loss	$(1,982,826)	$(497,793)	$(4,423,588)	$(818,767)

Net loss per share – Basic and Diluted	$(0.11)	$(1.99)	$(0.68)	$(3.28)

Weighted average shares outstanding – Basic and Diluted	17,371,743	250,000	6,514,230	250,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GLOBAL MEDICAL REIT INC.

Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended September 30,
	2016	2015
Operating activities
Net loss	$(4,423,588)	$(818,767)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	1,528,281	446,491
Amortization of debt discount	215,449	89,850
LTIP unit compensation expense	830,827	-
Changes in operating assets and liabilities:
Restricted cash	(438,189)	-
Tenant receivables	(177,369)	(25,058)
Deferred assets	(222,324)	1,567
Accrued expenses	(267,627)	(44,248)
Security deposits	597,593	-
Accrued management fees due to related party	297,147	270,000
Net cash used in operating activities	(2,059,800)	(80,165)

Investing activities
Escrow deposits for purchase of properties	394,310	-
Loans to related party	(39,000)	(71,683)
Purchase of buildings and improvements	(68,690,495)	(11,608,672)
Net cash used in investing activities	(68,335,185)	(11,680,355)

Financing activities
Net proceeds received from initial public offering	137,358,367	-
Change in restricted cash	80,040	837
Escrow deposits required by third party lenders	(843,636)	-
Loans received from related parties	29,986	51,198
Proceeds from convertible debenture, due to related party	-	4,545,838
Repayment of convertible debenture, due to related party	(10,000,000)	-
Proceeds from notes payable to related parties	450,000	350,000
Repayment of notes payable from related parties	(450,000)	-
Proceeds from notes payable from acquisitions	41,320,900	7,377,500
Payments on notes payable from acquisitions	(24,011,168)	(256,704)
Payments of deferred financing costs	(1,090,079)	(137,735)
Dividends paid to stockholders	(285,703)	(170,400)
Net cash provided by financing activities	142,558,707	11,760,534

Net increase in cash and cash equivalents	72,163,722	14
Cash and cash equivalents—beginning of period	9,184,270	88,806
Cash and cash equivalents—end of period	$81,347,992	$88,820

Supplemental cash flow information:
Cash payments for interest	$3,696,467	$961,383
Noncash financing and investing activities:
Conversion of convertible debenture due to ZH USA, LLC to shares of common stock	$30,030,134	$-
Reclassification of deferred initial public offering costs to additional paid-in capital	$1,681,259	$-
Accrued dividends payable	$3,592,786	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GLOBAL MEDICAL REIT INC.

Notes to the Unaudited Consolidated Financial Statements

Note 1 – Organization

Background

Global Medical REIT Inc. (the “Company”) is a Maryland corporation engaged primarily in the acquisition of licensed, state-of-the-art, purpose-built healthcare facilities and the leasing of these facilities to leading clinical operators with dominant market share. The Company is externally managed and advised by Inter-American Management, LLC (the “Advisor”).

The Company holds its facilities and conducts its operations through a Delaware limited partnership subsidiary called Global Medical REIT L.P. (the “Operating Partnership”). The Company serves as the sole general partner of the Operating Partnership through a wholly-owned subsidiary of the Company called Global Medical REIT GP LLC (the “GP”), a Delaware limited liability company. As of September 30, 2016, the Company was the 98.0% limited partner of the Operating Partnership, with the remaining 2% owned by the holders of the Company’s long term incentive plan (“LTIP”) units. Refer to Note 7 – “2016 Equity Incentive Plan” for additional information regarding the LTIP units. The Company intends to conduct all future acquisition activity and operations through the Operating Partnership. As of September 30, 2016, the Operating Partnership had the following subsidiaries, all of which are wholly-owned: GMR Watertown, LLC; GMR East Orange, LLC; GMR Reading, LLC; GMR Sandusky, LLC; GMR Melbourne, LLC; GMR Westland, LLC; GMR Plano, LLC; GMR Memphis Exeter, LLC; GMR Memphis, LLC; GMR Pittsburgh, LLC; GMR Asheville, LLC, and GMR Omaha, LLC. Delaware limited liability company subsidiaries.

Completed Initial Public Offering Related Events

On June 13, 2016, in anticipation of the Company’s initial public offering that closed on July 1, 2016, the board of directors of the Company approved an amendment and restatement of the Company’s Amended and Restated Bylaws (as amended and restated, the “Bylaws”), effective on that date. The following is a summary of the amendments to the Bylaws. In addition to the amendments described below, the Bylaws include certain changes to clarify language and consistency with Maryland law and the listing requirements of the New York Stock Exchange and to make various technical revisions and non-substantive changes.

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

On June 28, 2016, the Company, the Advisor, and the Operating Partnership entered into an Underwriting Agreement with Wunderlich Securities, Inc., as representative of the several underwriters named therein, relating to the offer and sale of the Company’s common stock in its initial public offering. On July 1, 2016, the Company closed its initial public offering and issued 13,043,479 shares of its common stock at a price of $10.00 per share resulting in gross proceeds of $130,434,790. After deducting amounts that the Company paid in costs that were directly attributable to the offering, underwriting discounts, advisory fees, and commissions, for a total of $11,272,068, the Company received net proceeds from the offering of $119,162,722. Additionally, on July 11, 2016 the underwriters exercised their over-allotment option in full, resulting in the issuance by the Company of an additional 1,956,521 shares of the Company’s common stock at a price of $10.00 per share for gross proceeds of $19,565,210. After deducting underwriting discounts, advisory fees, and commissions of $1,369,565, the Company received net proceeds from the over-allotment option shares of $18,195,645. Transaction costs incurred in connection with the offering were approximately $1,681,259. As disclosed in Note 2 – “Summary of Significant Accounting Policies,” these transaction costs were recorded as a deferred asset. On July 1, 2016, upon completion of the initial public offering, this deferred asset balance was netted against additional paid-in capital on the accompanying Consolidated Balance Sheet as of September 30, 2016. Total shares issued by the Company in the initial public offering, including over-allotment option shares, were 15,000,000 shares and the total net proceeds received were $137,358,367.

Use of Proceeds:

The Company designated the following uses for the net proceeds of the initial public offering:

•	approximately $14.9 million ($14.6 million in principal outstanding as of July 1, 2016 and an early termination fee of $0.3 million) to repay the outstanding loan from Capital One encumbering the Company’s Omaha Facility on July 11, 2016 (see Note 4 – “Notes Payable Related to Acquisitions”);
•	$10.0 million to repay a portion of the Company’s outstanding 8.0% convertible debentures held by ZH USA, LLC on July 8, 2016 (see Note 6 – “Related Party Transactions”);
•	$9.38 million in aggregate to acquire the Reading Facilities on July 20, 2016 (see Note 3 – “Property Portfolio”);
•	$1.5 million to repay the outstanding interest free loan from ZH USA, LLC on July 8, 2016 (see Note 6 – “Related Party Transactions”); and
•	the remaining approximately $101.6 million for the acquisition of properties in the Company’s investment pipeline, properties under letter of intent and other potential acquisitions, capital improvements to the Company’s properties and general corporate and working capital purposes. See Note 3 – “Property Portfolio” for proceeds used to acquire properties during the quarter.

The Company invested the unexpended net proceeds of the offering in interest-bearing accounts, money market accounts, and interest-bearing securities in a manner that is consistent with its intention to qualify for taxation as a real estate investment trust (“REIT”).

In connection with the Company’s initial public offering, the Company’s common stock was listed on the New York Stock Exchange under the ticker symbol “GMRE.”

Note 2 – Summary of Significant Accounting Policies

Basis of presentation

The accompanying financial statements are unaudited and include the accounts of the Company and its subsidiaries. The accompanying financial statements have been prepared in accordance with GAAP and the rules and regulations of the SEC. Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the accompanying financial statements do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the audited financial statements and notes thereto for the fiscal year ended December 31, 2015. In the opinion of management, all adjustments of a normal and recurring nature necessary for a fair presentation of the financial statements for the interim periods have been made.

Consolidation Policy

The accompanying consolidated financial statements include the accounts of the Company, including the Operating Partnership and its wholly-owned subsidiaries, and the interests in the Operating Partnership held by the LTIP unit holders, which the Operating Partnership has control over and therefore consolidates. These LTIP units represent “noncontrolling interests” and have no value as of September 30, 2016 as they have not been converted into OP Units and therefore did not participate in the Company’s consolidated net loss. At the time when there is value associated with the noncontrolling interests, the Company will classify such interests as a component of consolidated equity, separate from the Company’s total stockholder’s equity on its Consolidated Balance Sheets. Additionally, net income or loss will be allocated to noncontrolling interests based on their respective ownership percentage of the Operating Partnership. All material intercompany balances and transactions between the Company and its subsidiaries have been eliminated.

Restricted Cash

The restricted cash balance of $805,776 as of September 30, 2016, consisted of $367,587 of cash required by a third party lender to be held by the Company as a reserve for debt service, $319,500 in a security deposit received from the Plano facility tenant at the inception of its lease, and $118,689 in funds held by the Company from certain of its tenants that the Company collected to pay specific tenant expenses, such as real estate taxes and in some cases insurance, on the tenant’s behalf. The restricted cash balance as of September 30, 2016 increased $358,149 from the balance as of December 31, 2015 of $447,627. The December 31, 2015 balance consisted solely of funds required to be held by the Company as a reserve for debt service.

Tenant Receivables

The tenant receivables balance of $177,369 as of September 30, 2016, consisted of $17,965 in funds owned from the Company’s tenants for rent that the Company has earned but not received as well $159,404 in funds owed by certain of the Company’s tenants for amounts the Company collects to pay specific tenant expenses, such as real estate taxes and in some cases insurance, on the tenants’ behalf. The tenant receivables balance was zero as of December 31, 2015.

Escrow Deposits

Escrow deposits include funds held in escrow to be used for the acquisition of future properties and for the payment of taxes, insurance, and other amounts as stipulated by the Company’s third party loan agreements. The escrow balance as of September 30, 2016 and December 31, 2015 was $903,636 and $454,310, respectively, an increase of $449,326. This increase resulted from deposits that were required to be held in escrow in the amount of $843,636 related to the Cantor Loan, as hereinafter defined, partially offset by $394,310 in escrow funds that were expended to acquire facilities during the nine months ended September 30, 2016. Refer to Note 3 – “Property Portfolio” and Note 4 – “Notes Payable Related to Acquisitions,” respectively, for information regarding the facilities acquired and details regarding the Cantor Loan.

Deferred Assets

The deferred assets balance of $245,619 as of September 30, 2016, represented the Company’s deferred rent receivable balance resulting from the straight lining of revenue recognized for applicable tenant leases. During the nine months ended September 30, 2016, the Company deferred and paid $1,610,908 in specific incremental costs directly attributable to the offering of its equity securities bringing the total deferred incremental costs incurred balance to $1,681,259. Deferral of these incremental costs is in accordance with the provisions of Accounting Standards Codification (“ASC”) Topic 340, “Other Assets and Deferred Costs.” Also in accordance with the provisions of ASC Topic 340, upon the completion of the Company’s initial public offering on July 1, 2016, the $1,681,259 total deferred incremental cost balance was reclassified as a reduction of the Company’s additional paid-in capital balance in the Company’s accompanying Consolidated Balance Sheets. The deferred asset balance as of December 31, 2015 was $93,646, consisting of a deferred rent receivable balance of $23,295 and $70,351 in deferred costs incurred directly attributable to the Company’s offering of its equity securities.

Security Deposits Liability

The security deposits liability balance of $597,593 as of September 30, 2016 represented $319,500 in funds deposited by the Plano facility tenant at the inception of its lease and $278,093 in tenant funds the Company will use to pay for certain of its tenants’ expenses, such as real estate taxes and in some cases insurance, on the tenants’ behalf. See Note 3 – “Property Portfolio” for additional information regarding the Plano facility acquisition. The security liability balance was zero as of December 31, 2015.

Stock-Based Compensation

As disclosed in Note 7 – “2016 Equity Incentive Plan,” the Company grants LTIP unit awards to employees of its advisor and its affiliates, and to the Company’s independent directors. The Company expenses the fair value of unit awards in accordance with the fair value recognition requirements of ASC Topic 718, “Compensation-Stock Compensation” and ASC Topic 505, “Equity.” These ASC topics require companies to measure the cost of the recipient services received in exchange for an award of an equity instrument based on the grant-date fair value of the award. Under ASC Topic 718, the Company’s independent directors are deemed to be employees and therefore compensation expense for these units is recognized based on the price of $10.00 per unit, the closing share price for the Company’s common stock at the closing date of the initial public offering on July 1, 2016, ratably over the 12-month service period, using the straight line method. Under ASC Topic 505, the employees of the Advisor and its affiliates are deemed to be non-employees of the Company and therefore compensation expense for these units is recognized using the share price of the Company’s common stock at the end of the reporting period, ratably over the 42-month or 54-month service period, respectively, depending on the grant terms, using the straight line method. Total compensation expense of $830,827 related to all of the Company’s LTIP units was recorded for the three and nine months ended September 30, 2016 and was classified as “General and Administrative” expense in the Company’s accompanying Consolidated Statements of Operations.

Net Loss Per Common Share

Basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net loss per common share is computed by dividing net loss attributable to common stockholders by the sum of the weighted average number of common shares outstanding plus any potential dilutive shares for the period.  The effect of the conversion of vested LTIP units into OP Units and the conversion of OP Units into common stock is not reflected in the computation of basic and diluted earnings per share, as all units are exchangeable for common stock on a one-for-one basis and are anti-dilutive to the Company’s net loss for the three and nine months ended September 30, 2016. The Company considered the requirements of the two-class method when computing earnings per share. Earnings per share would not be affected by using the two-class method because the Company incurred a net loss for the three and nine months ended September 30, 2016.

Segment Reporting

In accordance with the provisions of ASC Topic 280, “Segment Reporting,” the Company has determined that it has one reportable segment consisting of its activities related to the acquisition of healthcare facilities and the leasing of these facilities to leading clinical operators.

Note 3 – Property Portfolio

Summary of Properties under Executed Asset Purchase Agreements as of September 30, 2016

Sandusky Facilities

On September 13, 2016, the Company entered into an assignment and assumption agreement to assume from a third party a purchase contract to acquire a portfolio of seven properties known as the NOMS portfolio located in Northern Ohio, for a total purchase price of $10.0 million. As disclosed in Note 11 – “Subsequent Events,” on October 7, 2016, the Company closed on the sale of five of the seven facilities representing approximately $4.6 million of the total $10 million purchase price. The acquisition of the remaining two buildings for approximately $5.4 million is expected to close in December 2016. The total NOMS portfolio covers an aggregate of 50,931 square feet. The NOMS portfolio was owned by a multi-specialty physician group which has been in operation since 2000. The group includes over 120 physicians of which approximately half are primary care providers. The Company is leasing the five acquired properties to NOMS and will lease the remaining two properties to NOMS using a triple-net lease structure with initial terms of 11 years with four additional five-year renewal options. NOMS was the tenant in the five buildings prior to the Company’s acquisition and is also currently the tenant in the remaining two buildings. The acquisition of the five buildings was funded using a portion of the proceeds from the Company’s initial public offering. The acquisition of the remaining two buildings will also be funded using proceeds from the initial public offering.

Summary of Properties Acquired During the Nine Months Ended September 30, 2016

During the three months ended September 30, 2016, the Company completed three acquisitions. Including these three acquisitions the Company completed a total of six acquisitions during the nine months ended September 30, 2016. A description of each facility acquired during that period is as follows.

Watertown Facilities

On September 30, 2016, the Company closed on an asset purchase agreement with Brown Investment Group, LLC, a South Dakota limited liability company, to acquire a 30,062 square foot clinic and a 3,136 square foot administration building located at 506 1st Avenue SE, Watertown, South Dakota and a 13,686 square foot facility located at 511 14th Avenue NE, Watertown South Dakota (collectively, the “Facilities”), for a purchase price of approximately $9.0 million (approximately $9.1 million including legal and related fees). The acquisitions included the Facilities, together with the real property, the improvements, and all appurtenances thereto. The Facilities are operated by the Brown Clinic, P.L.L.P. (“Brown Clinic”), a South Dakota professional limited liability partnership.

Upon the closing of the transaction, the Company leased the portfolio properties to Brown Clinic via a 15-year triple-net lease that expires in 2031. The lease provides for two additional five-year extensions at the option of the tenant. The acquisition was funded using a portion of the proceeds from the Company’s initial public offering.

East Orange Facility

On September 29, 2016, the Company closed on an asset purchase agreement with Prospect EOGH, Inc. (“Prospect”), a New Jersey corporation, and wholly-owned subsidiary of Prospect Medical Holdings, Inc. (“PMH”), a Delaware corporation, to acquire a 60,442 square foot medical office building (“MOB”) located at 310 Central Avenue, East Orange, New Jersey on the campus of the East Orange General Hospital, for a purchase price of approximately $11.86 million (approximately $12.3 million including legal and related fees). The building currently houses physician offices, a 29-bed dialysis center, a wound center, a diagnostic lab, a hyperbaric chamber and a pharmacy. The acquisitions included the MOB, together with the real property, the improvements, and all appurtenances thereto.

Upon the closing of the transaction, the Company leased the MOB to PMH via a 10-year triple-net lease that expires in 2026. The lease provides for four additional five-year extensions at the option of the tenant. The acquisition was funded using a portion of the proceeds from the Company’s initial public offering.

Reading Facilities

On July 20, 2016, the Company closed on an asset purchase agreement to acquire a 17,000 square foot eye center located at 1802 Papermill Road, Wyomissing, PA 19610 (the “Eye Center”) owned and operated by Paper Mill Partners, L.P., a Pennsylvania limited partnership, and a 6,500 square foot eye surgery center located at 2220 Ridgewood Road, Wyomissing, PA 19610 (the “Surgery Center”) owned and operated by Ridgewood Surgery Center, L.P., a Pennsylvania limited partnership, for a purchase price of approximately $9.20 million (approximately $9.38 million including legal and related fees). The acquisition included both facilities, together with the real property, the improvements, and all appurtenances thereto.

Upon the closing of the transaction, the Eye Center was leased back to Berks Eye Physicians & Surgeons, Ltd., a Pennsylvania professional corporation (the “Eye Center Tenant”) and the Surgery Center was leased back to Ridgewood Surgery Associates, LLC, a Pennsylvania limited liability company (the “Surgery Center Tenant”). Both leases are 10-year absolute triple-net lease agreements that expire in 2026 and are cross defaulted. Both leases also provide for two consecutive five-year extensions at the option of the tenants. The Eye Center lease is guaranteed by the Surgery Center Tenant and the Surgery Center lease is guaranteed by the Eye Center Tenant, each pursuant to a written guaranty. The acquisition was funded using a portion of the proceeds from the Company’s initial public offering.

Melbourne Facility

On March 31, 2016, the Company closed on a purchase agreement to acquire a 78,000 square-foot medical office building located on the Melbourne Bayfront for a purchase price of $15.45 million (approximately $15.5 million including legal and related fees) from Marina Towers, LLC, a Florida limited liability company. The facility is located at 709 S. Harbor City Blvd., Melbourne, FL on 1.9 acres of land. The acquisition included the site and building, an easement on the adjacent property to the north for surface parking, all tenant leases, and above and below ground parking garages. The entire facility has been leased back to Marina Towers, LLC via a 10-year absolute triple-net master lease agreement that expires in 2026. The tenant has two successive options to renew the lease for five-year periods on the same terms and conditions as the primary non-revocable lease term with the exception of rent, which will be adjusted to the prevailing fair market rent at renewal and will escalate in successive years during the extended lease period at two percent annually.

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

Westland Facility

On March 31, 2016, the Company closed on a purchase agreement to acquire a two-story medical office building and ambulatory surgery center located in Westland, Michigan for an aggregate purchase price of $4.75 million (approximately $4.8 million including legal and related fees) from Cherry Hill Real Estate, LLC (“Cherry Hill”). The property contains 15,018 leasable square feet and is located on a 1.3-acre site. Under the purchase agreement, the Company acquired the site and building, including parking. Also on March 31, 2016, the Company executed a lease agreement for the entire facility with The Surgical Institute of Michigan, LLC under a triple-net master lease agreement that expires in 2026, subject to two successive ten-year renewal options for the tenant on the same terms as the initial lease, except that the rental rate will be subject to adjustment upon each renewal based on then-prevailing market rental rates. The purchase agreement contains customary covenants, representations and warranties. Commensurate with the execution of its lease with the Company, The Surgical Institute of Michigan, LLC terminated its lease agreement with Cherry Hill that was in place at the time of the sale of the facility to the Company. The Company has accounted for this acquisition as a business combination in accordance with the provisions of ASC Topic 805, “Business Combinations,” and accordingly the transaction has been recorded at fair value with all values allocated to land and building based upon their fair values at the date of acquisition. No intangible assets were identified in connection with this acquisition.

The Westland facility acquisition was financed in full using proceeds from the third party Cantor Loan, which is disclosed in Note 4 – “Notes Payable Related to Acquisitions.”

Plano Facility

On January 28, 2016, the Company closed on an asset purchase agreement with an unrelated party Star Medreal, LLC, a Texas limited liability company, to acquire an approximately 24,000 square foot, eight bed acute hospital facility located in Plano, Texas, along with all real property and improvements thereto for approximately $17.5 million (approximately $17.7 million including legal and related fees). Under the terms of the agreement, the Company was obligated to pay a development fee of $500,000 to Lumin, LLC at closing. The property has been leased back via an absolute triple-net lease agreement that expires in 2036. The tenant will be Star Medical Center, LLC and Lumin Health, LLC will serve as guarantor. Lumin Health, LLC is an affiliate and management company for Star Medical Center, LLC. The tenant has two successive options to renew the lease for ten-year periods on the same terms and conditions as the primary non-revocable lease term with the exception of rent, which will be computed at then prevailing fair market value as determined by an appraisal process defined in the lease. The terms of the lease also provide for a tenant allowance up to $2.75 million for a 6,400 square foot expansion to be paid by the Company.

Also on January 28, 2016, the Company entered into a Promissory Note and Deed of Trust with East West Bank to borrow a total of $9,223,500. Deferred financing costs of $53,280 were incurred and capitalized by the Company in securing this loan. The loan was scheduled to mature on January 28, 2021, five years from the closing date. At closing the Company paid the lender a non-refundable deposit of $50,000 and a non-refundable commitment fee of $46,118. The loan bears interest at a rate per annum equal to the Wall Street Journal Prime Rate (as quoted in the "Money Rates" column of The Wall Street Journal (Western Edition), rounded to two decimal places, as it may change from time to time, plus 0.50%, but not less than 4.0%. Interest expense of $64,551 was incurred on this note for the nine months ended September 30, 2016, prior to its repayment. As discussed in Note 4 – “Notes Payable Related to Acquisitions,” the Company used a portion of the proceeds from another third party loan to repay the $9,223,500 principal balance of the note with East West Bank in full as of September 30, 2016. The Company also wrote off the deferred financing costs of $53,280 as of September 30, 2016 related to this note.

 Additional funding for this transaction was received from ZH USA, LLC during the year ended December 31, 2015 in the amount of $9,369,310 (consisting of $9,025,000 funded directly for this transaction and $344,310 that was held in escrow from previous funding from ZH USA, LLC). The $9,369,310 was recorded by the Company as unsecured Convertible Debentures due to related party on demand, bearing interest at eight percent per annum. ZH USA, LLC may elect to convert all or a portion of the outstanding principal amount of the Convertible Debenture into shares of the Company’s common stock in an amount equal to the principal amount of the Convertible Debenture, together with accrued but unpaid interest, divided by $12.748. See Note 6 – “Related Party Transactions” for details regarding the conversion to common stock or pay-off of the Convertible Debenture balance as of September 30, 2016.

A rollforward of the gross investment in land, building and improvements as of September 30, 2016, resulting from the six acquisitions completed during the nine-month period, is as follows:

	Land	Building & Improvements	Gross Investment
Balances as of January 1, 2016	$4,563,852	$51,574,271	$56,138,123
Acquisitions:
Watertown Facilities	1,100,000	8,002,171	9,102,171
East Orange Facility	2,150,000	10,112,200	12,262,200
Reading Facilities	1,440,000	7,939,985	9,379,985
Melbourne Facility	1,200,000	14,250,000	15,450,000
Westland Facility	230,000	4,520,000	4,750,000
Plano Facility	1,050,000	16,696,139	17,746,139
Total Additions:	7,170,000	61,520,495	68,690,495
Balances as of September 30, 2016	$11,733,852	$113,094,766	$124,828,618

Depreciation expense was $585,449 and $1,528,281 for the three and nine months ended September 30, 2016, respectively. Depreciation expense was $153,148 and $446,491 for the three and nine months ended September 30, 2015, respectively.

As of December 31, 2015, the Company had acquired the following facilities:

Tennessee Facilities

On December 31, 2015, the Company acquired a six building, 52,266 square foot medical clinic portfolio for a purchase price of $20.0 million (approximately $20.2 million including legal and related fees). Five of the facilities are located in Tennessee and one facility is located in Mississippi. The portfolio will be leased back through the Gastroenterology Center of the Midsouth, P.C. via an absolute triple-net lease agreement that expires in 2027. The tenant has two successive options to renew the lease for five-year periods on the same terms and conditions as the primary non-revocable lease term with the exception of rent, which will be computed at the same rate of escalation used during the fixed lease term. Base rent increases by 1.75% each lease year commencing on January 1, 2018. The property is owned in fee simple. Funding for the transaction and all related costs was received in the form of a convertible debenture (“Convertible Debenture”) the Company issued to ZH USA, LLC in the total amount of $20,900,000. Refer to Note 6 – “Related Party Transactions” for additional details regarding the funding of this transaction.

West Mifflin Facility

On September 25, 2015, the Company acquired a combined approximately 27,193 square foot surgery center and medical office building located in West Mifflin, Pennsylvania and the adjacent parking lot for approximately $11.35 million (approximately $11.6 million including legal and related fees). The facilities are operated by Associates in Ophthalmology, LTD and Associates Surgery Centers, LLC, respectively, and leased back to those entities by the Company via two separate lease agreements that expire in 2030. Each lease has two successive options by the tenants to renew for five-year periods. Base rent increases by 2% each lease year commencing on October 1, 2018. The property is owned in fee simple. In connection with the acquisition of the facilities, the Company borrowed $7,377,500 from Capital One and funded the remainder of the purchase price with the proceeds from a Convertible Debenture it issued to ZH USA, LLC in the total amount of $4,545,838. Refer to Note 4 – “Notes Payable Related to Acquisitions” and Note 6 – “Related Party Transactions” for additional details regarding the funding of this transaction.

Asheville Facility

On September 19, 2014, the Company acquired an approximately 8,840 square foot medical office building known as the Orthopedic Surgery Center, located in Asheville, North Carolina for approximately $2.5 million. The Asheville facility is subject to an operating lease which expires in 2017, with lease options to renew up to five years. The property is owned in fee simple. In connection with the acquisition of the Asheville facility, the Company borrowed $1.7 million from the Bank of North Carolina and funded the remainder of the purchase price with the proceeds from a Convertible Debenture it issued to ZH USA, LLC and with the Company’s existing cash. Refer to Note 4 – “Notes Payable Related to Acquisitions” for additional details regarding the funding of this transaction.

Omaha Facility

On June 5, 2014, the Company completed the acquisition of a 56-bed long term acute care hospital located at 1870 S. 75th Street, Omaha, Nebraska for approximately $21.7 million (approximately $21.9 million including legal and related fees). The Omaha facility is operated by Select Specialty Hospital – Omaha, Inc. pursuant to a sublease which expires in 2023, with sub lessee options to renew up to 60 years. The real property where the Omaha facility and other improvements are located is subject to a land lease with Catholic Health Initiatives, a Colorado nonprofit corporation (the “land lease”). The land lease initially was to expire in 2023 with sub lessee options to renew up to 60 years. However, as of September 30, 2016, the Company exercised two five-year lease renewal options and therefore the land lease currently expires in 2033, subject to future renewal options by the Company. In connection with the acquisition of the Omaha facility in June 2014, the Company borrowed $15.06 million from Capital One and funded the remainder of the purchase price with funds from ZH USA, LLC. Refer to Note 4 – “Notes Payable Related to Acquisitions” for details regarding the payment in full of the outstanding borrowings from Capital One using the proceeds received from the initial public offering.

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

Note 4 – Notes Payable Related to Acquisitions

Summary of Notes Payable Related to Acquisitions, Net of Debt Discount

Effective for the fiscal year ended December 31, 2015, the Company early adopted the provisions of Accounting Standards Update 2015-03 entitled “Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”), which requires retrospective application. The adoption of ASU 2015-03 represents a change in accounting principle. A detail of the impact of adopting ASU 2015-03 on the Company’s Notes Payable Related to Acquisitions, net of unamortized discount balances, as of September 30, 2016 and December 31, 2015, is as follows:

	September 30, 2016	December 31, 2015
Notes payable related to acquisitions, gross	$41,097,797	$23,788,065
Less: Unamortized debt discount	(1,177,522)	(302,892)
Notes payable related to acquisitions, net	$39,920,275	$23,485,173

The Company incurred financing costs related to the procurement of the Cantor, Plano, West Mifflin, Asheville, and Omaha loans that are treated as debt discounts.

A rollforward of the unamortized debt discount balance as of September 30, 2016 is as follows:

Balance as of January 1, 2016, net	$302,892
Additions – Plano and Cantor financings	1,090,079
Write-off of Plano financing costs (a)(b)	(53,280)
Debt discount amortization expense(b)	(162,169)
Balance as of September 30, 2016, net	$1,177,522

(a)	As disclosed in Note 3 – “Property Portfolio,” the Plano loan was refinanced with proceeds from the Cantor Loan and accordingly the Plano related deferred financing costs were written off during the nine months ended September 30, 2016 into the “Interest Expense” line item in the accompanying Consolidated Statements of Operations.
(b)	Sum equals amortization expense incurred on the debt discount for the nine months ended September 30, 2016 of $215,449.

Amortization expense of $62,604 and $215,449 for the three and nine months ended September 30, 2016, respectively, and $30,257 and $89,850 for the three and nine months ended September 30, 2015, respectively, is included in the “Interest Expense” line item in the accompanying Consolidated Statements of Operations.

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

The Company is securing the payment of the Cantor Loan with the assets, including property, facilities, and rents, held by the GMR Loan Subsidiaries and has agreed to guarantee certain customary recourse obligations, including findings of fraud, gross negligence, or breach of environmental covenants by the GMR Loan Subsidiaries. The GMR Loan Subsidiaries will be required to maintain a monthly debt service coverage ratio of 1.35:1.00 for all of the collateral properties in the aggregate.

No principal payments were made for the nine months ended September 30, 2016. The note balance as of September 30, 2016 was $32,097,400. Interest expense incurred on this note was $428,179 and $851,704 for the three and nine months ended September 30, 2016. No interest expense was incurred on this note for the three and nine months ended September 30, 2015.

As of September 30, 2016, scheduled principal payments due for each fiscal year ended December 31 are listed below as follows:

2016	$-
2017	-
2018	-
2019	-
2020	-
Thereafter	32,097,400
Total	$32,097,400

West Mifflin Note Payable

In order to finance a portion of the purchase price for the West Mifflin facility, on September 25, 2015 the Company entered into a Term Loan and Security Agreement with Capital One to borrow $7,377,500. The note bears interest at 3.72% per annum and all unpaid interest and principal is due on September 25, 2020. Interest is paid in arrears and interest payments begin on November 1, 2015, and on the first day of each calendar month thereafter. Principal payments begin on November 1, 2018 and on the first day of each calendar month thereafter based on an amortization schedule with the principal balance due on the maturity date. The note may not be prepaid in whole or in part prior to September 25, 2017. Thereafter, the Company, at its option, may prepay the note at any time, in whole (but not in part) on at least thirty calendar days but not more than sixty calendar days advance written notice. The note has an early termination fee of two percent if prepaid prior to September 25, 2018. No principal payments were made for the nine months ended September 30, 2016 and the twelve months ended December 31, 2015. The note balance as of September 30, 2016 and December 31, 2015 was $7,377,500. Interest expense incurred on this note was $70,136 and $209,645 for the three and nine months ended September 30, 2016, respectively. No interest expense was incurred on this note for the three and nine months ended September 30, 2015.

As of September 30, 2016, scheduled principal payments due for each fiscal year ended December 31 are listed below as follows:

2016	$-
2017	-
2018	22,044
2019	136,007
2020	7,219,449
Total	$7,377,500

Asheville Note Payable

In order to finance a portion of the purchase price of the Asheville facility, on September 15, 2014 the Company entered into a Promissory Note with the Bank of North Carolina to borrow $1,700,000. The note bears interest on the outstanding principal balance at the simple, fixed interest rate of 4.75% per annum and all unpaid principal and interest is due on February 15, 2017. Commencing on October 15, 2014, the Company made on the 15th of each calendar month until and including March 15, 2015, monthly payments consisting of interest only. Thereafter, commencing on April 15, 2015, the outstanding principal and accrued interest is payable in monthly amortizing payments on the 15th day of each calendar month, until and including January 15, 2017. This note may be prepaid in part or in full at any time and no prepayment penalty will be assessed with respect to any amounts prepaid. The Company made principal payments in the amount of $39,204 and $37,899 for the nine months ended September 30, 2016 and the twelve months ended December 31, 2015, respectively. The note balance as of September 30, 2016 and December 31, 2015 was $1,622,897 and $1,662,101, respectively. Interest expense on this note was $19,799 and $59,667 for the three and nine months ended September 30, 2016, respectively, and $20,433 and $61,101 for the three and nine months ended September 30, 2015, respectively.

As of September 30, 2016, scheduled principal payments due for each fiscal year ended December 31 are listed below as follows:

2016	$13,515
2017	1,609,382
Total	$1,622,897

Omaha Note Payable

In order to finance a portion of the purchase price for the Omaha facility, on June 5, 2014 the Company entered into a Term Loan and Security Agreement with Capital One, National Association to borrow $15,060,000. The loan bears interest at 4.91% per annum and all unpaid interest and principal was due on June 5, 2017 (the “Maturity Date”). Interest was paid in arrears and payments began on August 1, 2014, and were due on the first day of each calendar month thereafter. Principal payments began on January 1, 2015 and were due on the first day of each calendar month thereafter based on an amortization schedule with the principal balance due on the Maturity Date. This note was paid in full on July 11, 2016 using the proceeds from the initial public offering. In accordance with the terms of the note the prepayment resulted in the Company being required to pay an early termination fee in the amount of $301,200 because the note was paid in full prior to its Maturity Date. This fee was also paid on July 11, 2016 and is recorded as “Interest Expense” in the accompanying Consolidated Statements of Operations for the three and nine months ended September 30, 2016. The Company made principal payments in the amount of $14,748,464 and $311,536 for the nine months ended September 30, 2016 and the twelve months ended December 31, 2015, respectively. The note balance as of September 30, 2016 and December 31, 2015 was zero and $14,748,464, respectively. Interest expense on this note was $121,247 and $487,714 for the three and nine months ended September 30, 2016, respectively, (excluding the $301,200 early termination fee disclosed above), and $186,702 and $495,275 for the three and nine months ended September 30, 2015, respectively.

Note 5 – Stockholders’ Equity

Preferred Stock

The Company’s charter authorizes the issuance of 10,000,000 shares of preferred stock, par value $0.001 per share. As of September 30, 2016 and December 31, 2015, no shares of preferred stock were issued and outstanding.

Common Stock

The Company has 500,000,000 of authorized shares of common stock, $0.001 par value. As of September 30, 2016 and December 31, 2015, there were 17,605,675 and 250,000 outstanding shares of common stock, respectively.

On March 2, 2016, ZH USA, LLC converted $15,000,000 of principal under the Convertible Debenture into 1,176,656 shares of the Company’s then unregistered common stock based on a conversion rate of $12.748 per share.

On July 1, 2016, the Company closed its initial public offering and issued 13,043,479 shares of its common stock at a price of $10.00 per share resulting in gross proceeds of $130,434,790. After deducting amounts that the Company paid in costs that were directly attributable to the offering, underwriting discounts, advisory fees, and commissions, for a total of $11,272,068, the Company received net proceeds from the offering of $119,162,722. Additionally, on July 11, 2016 the underwriters exercised their over-allotment option in full, resulting in the issuance by the Company of an additional 1,956,521 shares of the Company’s common stock at a price of $10.00 per share for gross proceeds of $19,565,210. After deducting underwriting discounts, advisory fees, and commissions of $1,369,565, the Company received net proceeds from the over-allotment option shares of $18,195,645. Transaction costs incurred in connection with the offering were approximately $1,681,259. Total shares issued by the Company in the initial public offering, including over-allotment option shares, were 15,000,000 and the total net proceeds received were $137,358,367.

On July 1, 2016, ZH USA, LLC converted $15,030,134 of the principal under the Convertible Debenture into 1,179,019 shares of the Company’s registered common stock based on a conversion rate of $12.748 per share.

In order to help the Company qualify as a REIT, among other purposes, the Company’s charter, subject to certain exceptions, restricts the number of shares of the Company’s common stock that a person may beneficially or constructively own. The Company’s charter provides that, subject to certain exceptions, no person may beneficially or constructively own more than 9.8%, in value or in number of shares, whichever is more restrictive, of the outstanding shares of any class or series of the Company’s capital stock. On June 27, 2016, the Company’s board of directors approved a waiver of the 9.8% ownership limit in our charter allowing ZH USA, LLC to own up to 16.9% of the Company’s outstanding shares of common stock.

Pursuant to a previously declared dividend approved by the Board of Directors of the Company and in compliance with applicable provisions of the Maryland General Corporation Law, the Company has paid a monthly dividend of $0.0852 per share each month during the four-month period from January 2016 through April 2016. During the nine months ended September 30, 2016 the Company paid total dividends to holders of its common stock in the amount of $285,703. On September 14, 2016, the Company announced the declaration of a cash dividend of $0.20 per share of common stock to stockholders of record as of September 27, 2016 and to the holders of the LTIP units that were granted on July 1, 2016. This dividend, in the amount of $3,592,786, was accrued as of September 30, 2016 and paid on October 11, 2016. During the nine months ended September 30, 2015, the Company paid total dividends to holders of its common stock in the amount of $170,400. Additionally, a dividend was declared on September 17, 2015 and paid in October 2015. The amount of that dividend was $21,300.

Note 6 – Related Party Transactions

Management Agreement

Initial Management Agreement

On November 10, 2014, the Company entered into a management agreement, with an effective date of April 1, 2014, with Inter-American Management LLC (the “Advisor”), a Delaware limited liability company and an affiliate of the Company. ZH International Holdings Limited (formerly known as Heng Fai Enterprises, Ltd.), a Hong Kong limited company that is engaged in real estate development, investments, management and sales, hospitality management and investments and REIT management, is the 85% owner of the Advisor. ZH International Holdings Limited owns ZH USA, LLC, a related party and the Company’s former (pre initial public offering) majority stockholder. Under the terms of this initial management agreement, the Advisor is responsible for designing and implementing the Company’s business strategy and administering its business activities and day-to-day operations. For performing these services, the Company was obligated under the initial management agreement to pay the Advisor a base management fee equal to the greater of (a) 2.0% per annum of the Company’s net asset value (the value of the Company’s assets less the value of the Company’s liabilities), or (b) $30,000 per calendar month. Additionally, in accordance with the terms of the initial management agreement, during the nine months ended September 30, 2016, the Company expensed $754,000 that was paid to the Advisor for the acquisitions of the Plano, Melbourne and Westland Facilities, respectively. For the three and nine months ended September 30, 2015, the Company incurred $227,000 of acquisition expenses related to the West Mifflin facility it acquired during the three months ended September 30, 2015.

Amended Management Agreement

Upon completion of the Company’s initial public offering on July 1, 2016, the Company and the Advisor entered into an amended and restated management agreement. Terms of the amended and restated management agreement are as follows:

Term and Termination

The initial term of the amended and restated management agreement will expire on the third anniversary of the closing date of the initial public offering and will automatically renew for an unlimited number of successive one-year periods thereafter, unless the agreement is not renewed or is terminated in accordance with its terms. If the Company’s board of directors decides to terminate or not renew the amended and restated management agreement, the Company will generally be required to pay the Advisor a termination fee equal to three times the sum of the average annual base management fee and the average annual incentive compensation with respect to the previous eight fiscal quarters ending on the last day of the fiscal quarter prior to termination. Subsequent to the initial term, the Company may terminate the management agreement only under certain circumstances.

Base Management Fee

The Company will pay its advisor a base management fee in an amount equal to: 1.5% of its stockholders’ equity per annum, calculated quarterly for the most recently completed fiscal quarter and payable in quarterly installments in arrears.

For purposes of calculating the base management fee, the Company’s stockholders’ equity means: (a) the sum of (1) the Company stockholders’ equity as of March 31, 2016, (2) the aggregate amount of the conversion price (including interest) for the conversion of the Company’s outstanding convertible debentures into common stock and OP units upon completion of the initial public offering, and (3) the net proceeds from (or equity value assigned to) all issuances of equity and equity equivalent securities (including common stock, common stock equivalents, preferred stock, long-term incentive plan (“LTIP”) units and OP units issued by the Company or the Operating Partnership) in the initial public offering, or in any subsequent offering (allocated on a pro rata daily basis for such issuances during the fiscal quarter of any such issuance), less (b) any amount that the Company pays to repurchase shares of its common stock or equity securities of the OP. Stockholders’ equity also excludes (1) any unrealized gains and losses and other non-cash items (including depreciation and amortization) that have impacted stockholders’ equity as reported in the Company’s financial statements prepared in accordance with GAAP, and (2) one-time events pursuant to changes in GAAP, and certain non-cash items not otherwise described above, in each case after discussions between the Advisor and its independent directors and approval by a majority of the Company’s independent directors. As a result, the Company’s stockholders’ equity, for purposes of calculating the base management fee, could be greater or less than the amount of stockholders’ equity shown on its financial statements.

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

Management Fee Expense Incurred and Accrued Management Fees

For the three and nine months ended September 30, 2016, management fees of $627,147 and $807,147, respectively were incurred and expensed by the Company. For the three and nine months ended September 30, 2015, management fees of $90,000 and $270,000, respectively were incurred and expensed by the Company. During the nine months ended September 30, 2016 the Company repaid $510,000 of the cumulative outstanding accrued management fee balance. As of September 30, 2016 and December 31, 2015, accrued management fees of $927,147 and $630,000, respectively, were due to the Advisor, and remain unpaid.

Allocated General and Administrative Expenses

In the future, the Company may receive an allocation of general and administrative expenses from the Advisor that are either clearly applicable to or were reasonably allocated to the operations of the properties. There were no allocated general and administrative expenses from the Advisor for the three months ended September 30, 2016 or the twelve months ended December 31, 2015.

Convertible Debenture, due to Related Party

The Company has received funds from its related party ZH USA, LLC in the form of convertible interest bearing notes (8% per annum, payable in arrears) due on demand unsecured debt, which are classified as “Convertible debenture, due to related party” on the accompanying Consolidated Balance Sheets. The Company may prepay the note at any time, in whole or in part. Additionally, ZH USA, LLC may elect to convert all or a portion of the outstanding principal amount of the note into shares of common stock in an amount equal to the principal amount of the note, together with accrued but unpaid interest, divided by $12.748.

On March 2, 2016, ZH USA, LLC converted $15,000,000 of principal under the Convertible Debenture into 1,176,656 shares of the Company’s then unregistered common stock based on a conversion rate of $12.748 per share.

On June 15, 2016, in anticipation of its initial public offering, the Company entered into a Pay-Off Letter and Conversion Agreement (the “Pay-Off Letter and Conversion Agreement”) with ZH USA, LLC with regards to the Convertible Debentures loaned to the Company. Under the terms of the Pay-Off Letter and Conversion Agreement, upon the closing date of the initial public offering on July 1, 2016, ZH USA, LLC converted $15,030,134 of the principal under the Convertible Debenture into 1,179,019 shares of the Company’s registered common stock based on a conversion rate of $12.748 per share. Additionally, in accordance with the Pay-Off Letter and Conversion Agreement, on July 8, 2016 the Company paid off the remaining principal amount of $10,000,000 outstanding under the Convertible Debentures.

A rollforward of the funding from ZH USA, LLC classified as convertible debenture, due to related party as of September 30, 2016 is as follows:

Balance as of January 1, 2016	$40,030,134
Conversion of convertible debenture to common shares (March 2, 2016) (a)	(15,000,000)
Conversion of convertible debenture to common shares (July 1, 2016) (a)	(15,030,134)
Pay-off of remaining principal balance	(10,000,000)
Balance as of September 30, 2016	$-

(a) Total amount converted to common shares equals $30,030,134

On July 8, 2016, also in accordance with the Pay-Off Letter and Conversion Agreement, the Company paid all accrued interest owed and outstanding on the Convertible Debentures in the amount of $1,716,811. Accrued interest was included in the line item “Accrued Expenses” in the accompanying Consolidated Balance Sheets.

Interest expense on the Convertible Debentures was $43,889 and $1,242,899 for the three and nine months ended September 30, 2016, respectively, and $126,545 and $342,599 for the three and nine months ended September 30, 2015, respectively.

Prior to the conversions and the pay-off of the remaining outstanding principal balance of the Convertible Debentures discussed above, the Company analyzed the conversion option in the convertible debenture for derivative accounting treatment under ASC Topic 815, “Derivatives and Hedging,” and determined that the instrument does not qualify for derivative accounting. The Company performed an analysis in accordance with ASC Topic 470-20, “Debt with Conversion and Other Options,” to determine if the conversion option was subject to a beneficial conversion feature and determined that the instrument does not have a beneficial conversion feature.

Notes Payable to Related Parties

During the nine months ended September 30, 2016, the Company received total funds in the amount of $450,000 in the form of an interest bearing note payable from a related party. The note bears interest at 4% per annum and is due on demand. Interest expense incurred on this note was $4,150 and $10,284, for the three and nine months ended September 30, 2016, respectively. This note was paid in full with a payment of $450,000 during the nine months ended September 30, 2016.

During the year ended December 31, 2015, the Company received funds in the amount of $421,000 from ZH USA, LLC in the form of a non-interest bearing due on demand note payable. No funds were received from ZH USA, LLC during the nine months ended September 30, 2016.

The total note payable balance from these related party loans was $421,000 as of September 30, 2016 and December 31, 2015, respectively, and are classified as “Notes payable to related parties” on the accompanying Consolidated Balance Sheets.

ZH USA, LLC Loan

On June 7, 2016, the Company received an interest free loan from ZH USA, LLC in the principal amount of $1.5 million, which was repaid in full on July 8, 2016, using a portion of the proceeds from the initial public offering.

Due to Related Parties, Net

A rollforward of the due (to) from related parties balance, net as of September 30, 2016 is as follows:

	Due from Advisor	Due to Advisor – Mgmt. Fees	Due to Advisor – Other Funds	Due (to) from Other Related Party	Total Due (To) From Related Parties, Net
Balance as of January 1, 2016	$178,111	(630,000)	(240,280)	(155,000)	(847,169)
Management fees repaid to Advisor (a)	-	(297,147)	-	-	(297,147)
Funds loaned by Advisor (b)	-	-	(184,986)	-	(184,986)
Funds loaned to ZH USA, LLC (c)	-	-	-	39,000	39,000
Funds repaid to Other Related Party(b)	-	-	-	155,000	155,000
Balance as of September 30, 2016	$178,111	(927,147)	(425,266)	39,000	(1,135,302)

(a)	Net amount accrued of $297,147 consists of $807,147 of management fee expenses incurred during the nine-month period net of $510,000 of accrued management fees that were repaid to the Advisor. This is a cash flow operating activity.
(b)	Net amount received of $29,986 consists of $184,986 loaned to the Company net of $155,000 in funds repaid by the Company. This is a cash flow financing activity.
(c)	Represent funds of $39,000 the Company loaned to a related party for its general use. This is a cash flow investing activity.

Note 7 - 2016 Equity Incentive Plan

LTIP Units and Related Accounting Impact

Prior to the completion of the initial public offering on July 1, 2016, the Company’s board of directors approved and adopted the 2016 Equity Incentive Plan. The purpose of the 2016 Equity Incentive Plan is to attract and retain qualified persons upon whom, in large measure, our sustained progress, growth and profitability depend, to motivate the participants to achieve long-term company goals and to more closely align the participants’ interests with those of the Company’s other stockholders by providing them with a proprietary interest in the Company’s growth and performance. The Company’s executive officers, employees, employees of our advisor and its affiliates, consultants and non-employee directors are eligible to participate in the 2016 Equity Incentive Plan. Under the 2016 Equity Incentive Plan, a number of shares of the Company’s common stock equal to 7 percent of the outstanding shares of our common stock on a fully diluted basis upon the completion of the initial public offering (including 7 percent of the shares sold pursuant to the underwriters’ option), are available for issuance pursuant to awards under the 2016 Equity Incentive Plan, less the shares underlying the LTIP grants awarded upon completion of the initial public offering.

Specifically, an aggregate of 358,250 LTIP units were granted upon completion of the offering on July 1, 2016 pursuant to the 2016 Equity Incentive Plan. In addition, an aggregate of 874,147 additional shares are available for future issuance under the Company’s 2016 Equity Incentive Plan, or 7 percent of the fully diluted outstanding shares of the Company’s common stock upon completion of the initial public offering, including the underwriters’ over-allotment option, which was exercised in full on July 11, 2016.

Of the 358,250 LTIP units that were granted, 60,400 of the units vested immediately upon completion of the Company’s initial public offering on July 1, 2016 (the “IPO Units”). The remaining 297,850 LTIP units (the “Service LTIPs”) consist of 284,100 units granted to employees of the Advisor and its affiliates deemed to be non-employees in accordance with ASC Topic 505 and vest over a period of 42 to 54 months as well as 13,750 units granted to the Company’s independent directors that were deemed to be employees in accordance with ASC Topic 718 and vest over a period of 12 months. The Service LTIPs vest and are expensed ratably as service is performed over the periods described above using the straight-line method, subject to certain terms and conditions.

Total compensation expense of $830,827 related to all of the Company’s LTIP units was recorded for the three and nine months ended September 30, 2016 and was classified as “General and Administrative” expense in the Company’s accompanying Consolidated Statements of Operations. Total compensation expense recognized is comprised of a charge of $604,000 on the IPO Units, calculated based on a share price of $10.00 per unit, the closing share price for the Company’s common stock at the closing date of the initial public offering on July 1, 2016 and compensation expense of $226,827 incurred on of 23,056 Service LTIP using the straight-line method. The compensation expense incurred related to the Service LTIPs granted to independent directors that were deemed to be employees was based on a price of $10.00 per unit, the closing share price for the Company’s common stock on the closing date of the initial public offering on July 1, 2016. The compensation expense incurred related to the Service LTIPs granted to employees of the Advisor and its affiliates deemed to be non-employees was based on a share price of $9.76 per unit, the closing share price for the Company’s common stock on September 30, 2016. The Service LTIPs granted to non-employees are revalued each period at their then-current fair value at the end of that period, with a final measurement at the date of vesting.

There was a total of 274,794 LTIP units that no compensation expense has been incurred on as of September 30, 2016. Total unamortized compensation expense related to these units of approximately $2.7 million is expected to be recognized subsequent to September 30, 2016 over a weighted average remaining period of 3.30 years. All LTIP units provide for the payment of dividends at the same time dividends are paid to holders of the Company’s common stock.

Shares subject to awards under the 2016 Equity Incentive Plan that are forfeited, cancelled, lapsed, settled in cash or otherwise expired (excluding shares withheld to satisfy exercise prices or tax withholding obligations) will again be available for awards under the 2016 Equity Incentive Plan. The 2016 Equity Incentive Plan is administered by the Company’s compensation committee, which will interpret the 2016 Equity Incentive Plan and have broad discretion to select the eligible persons to whom awards will be granted, as well as the type, size and terms and conditions of each award, including the exercise price of options, the number of shares subject to awards and the expiration date of, and the vesting schedule or other restrictions (including, without limitation, restrictive covenants) applicable to, awards.

The 2016 Equity Incentive Plan allows the Company to grant the following types of awards:

•	options, including non-qualified options and incentive stock options;
•	stock appreciation rights, or SARs;
•	stock awards, including restricted stock and unrestricted stock;
•	restricted stock units;
•	other equity-based awards, including LTIP units;
•	incentive awards;
•	substitute awards; and performance awards.

Operating Partnership and LTIP Units

As disclosed on March 14, 2016, the Company entered into the Agreement of Limited Partnership of Global Medical REIT, L.P. (“Partnership Agreement”), pursuant to which the Company, through a wholly-owned subsidiary, serves as the sole general partner of the Operating Partnership and may not be removed as general partner by the limited partners with or without cause.

The Partnership Agreement, as amended, provides, among other things, that the Operating Partnership initially has two classes of limited partnership interests, which are Units of limited partnership interest (“OP Units”), and the Operating Partnership’s LTIP units. In calculating the percentage interests of the partners in the Operating Partnership, LTIP units are treated as OP Units. In general, LTIP units will receive the same per-unit distributions as the OP Units. Initially, each LTIP unit will have a capital account balance of zero and, therefore, will not have full parity with OP Units with respect to any liquidating distributions. However, the Partnership Agreement, as amended provides that “book gain,” or economic appreciation, in the Company’s assets realized by the Operating Partnership as a result of the actual sale of all or substantially all of the Operating Partnership’s assets, or the revaluation of the Operating Partnership’s assets as provided by applicable U.S. Department of Treasury regulations, will be allocated first to the holders of LTIP units until their capital account per unit is equal to the average capital account per-unit of the Company’s OP Unit holders in the Operating Partnership. We expect that the Operating Partnership will issue OP Units to limited partners, and the Company, in exchange for capital contributions of cash or property, and will issue LTIP units pursuant to the Company’s 2016 Equity Incentive Plan to persons who provide services to the Company, including the Company’s officers, directors and employees.

Pursuant to the Partnership Agreement, as amended, any holders of OP Units, other than the Company or its subsidiaries, will receive redemption rights which, subject to certain restrictions and limitations, will enable them to cause the Operating Partnership to redeem their OP Units in exchange for cash or, at the Company’s option, shares of the Company’s common stock, on a one-for-one basis. The Company has agreed to file, not earlier than one year after the closing of the IPO, one or more registration statements registering the issuance or resale of shares of its common stock issuable upon redemption of the OP Units, including those issued upon conversion of LTIP units to the Manager and the Former Advisor.

LTIP units are convertible into OP Units on a one for one basis, subject to certain conditions as set forth in the LTIP Unit Vesting Agreement entered into by each LTIP unit holder. First, the LTIP units must have vested. The existing LTIP Unit Vesting Agreements generally provide for a five-year vesting period. Second, the number of vested LTIP units that may be converted into OP Units is limited to the proportion of the "capital account equivalency" that the LTIP units have achieved with the OP Units. The number of vested LTIP units that may be converted generally is equal to the capital account balance of such LTIP units divided by the capital account balance per unit of the OP units held by the General Partner. LTIP unit holders initially receive a capital account with a zero balance and receive priority allocations of certain gains to increase their capital account balances until they equal the capital account balances of OP Unit holders. Upon capital account equalization and vesting, LTIP units are convertible into an equal number of OP Units at the holder’s election with notice to the Operating Partnership. The Operating Partnership, at any time at the election of the General Partner, may also force a conversion of vested LTIP units into OP Units, subject to the capital account equivalency requirement described in this paragraph.

LTIP unit holders have the same voting rights as holders of OP Units, with the LTIP units voting as a single class with the OP Units and having one vote per LTIP unit. With certain exceptions, a majority vote of the LTIP unit holders is required to amend the provisions of the Partnership Agreement related to LTIP units.

Note 8 – Rental Revenue

The aggregate annual minimum cash to be received by the Company on the noncancelable operating leases related to its portfolio of facilities in effect as of September 30, 2016, are as follows for the subsequent years ended December 31; as listed below:

2016	$2,265,155
2017	9,060,123
2018	9,204,836
2019	9,403,255
2020	9,583,394
Thereafter	82,475,421
Total	$121,992,184

For the three months ended September 30, 2016, the Omaha facility constituted approximately 22% of the Company’s rental revenue, the Tennessee facilities constituted approximately 18% of rental revenue, the Plano facility constituted approximately 17% of rental revenue, the West Mifflin facility constituted approximately 11% of rental revenue, the Melbourne facility constituted approximately 15% of rental revenue, and the Reading facility constituted approximately 8% of rental revenue. The Asheville and Westland facilities constituted approximately 3% and 6% of rental revenue, respectively. Based on their dates of acquisition the East Orange and Watertown facilities constituted less than one percent of rental revenue.

For the nine months ended September 30, 2016, the Omaha facility constituted approximately 26% of the Company’s rental revenue, the Tennessee facilities constituted approximately 21% of rental revenue, the Plano facility constituted approximately 17% of rental revenue, the West Mifflin facility constituted approximately 13% of rental revenue, the Melbourne facility constituted approximately 12% of rental revenue, and the Reading facility constituted approximately 3% of rental revenue. The Asheville and Westland facilities each constituted approximately 4% of rental revenue. Based on their dates of acquisition the East Orange and Watertown facilities constituted approximately zero percent of rental revenue.

For the three months ended September 30, 2015, the Omaha facility constituted approximately 85% of the Company’s rental revenue, the Asheville facility constituted approximately 12% of rental revenue, and the West Mifflin facility constituted approximately 3% of rental revenue.

For the nine months ended September 30, 2015, the Omaha facility constituted approximately 87% of the Company’s rental revenue, the Asheville facility constituted approximately 12% of rental revenue, and the West Mifflin facility constituted approximately 1% of rental revenue.

Note 9 – Omaha Land Lease Rent Expense

The Omaha facility land lease initially was to expire in 2023 with options to renew up to 60 years. However, the Company exercised two five-year lease renewal options and therefore the land lease currently expires in 2033, subject to future renewal options by the Company. Under the terms of the land lease, annual rents increase 12.5% every fifth anniversary of the lease. The initial land lease increase will occur in April 2017. During the three and nine months ended September 30, 2016, the Company expensed $18,153 and $54,461, respectively related to this lease. During the three and nine months ended September 30, 2015, the Company expensed $46,768 and $61,738, respectively related to this lease.

The aggregate minimum cash payments to be made by the Company on the non-cancelable Omaha facility related land lease in effect as of September 30, 2016, are as follows for the subsequent years ended December 31; as listed below.

2016	$14,969
2017	59,877
2018	63,619
2019	67,362
2020	67,362
Thereafter	973,586
Total	$1,246,775

Note 10 - Commitments and Contingencies

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

Note 11 – Subsequent Events

Dividend Paid

On October 11, 2016, the Company paid the dividend that was declared on September 14, 2016, in the amount of $0.20 per share of common stock to stockholders of record as of September 27, 2016. At the same time, the Operating Partnership paid a cash distribution to holders of LTIP units in the amount of $0.20 per unit. The aggregate amount of the dividend and LTIP unit distribution paid was $3,592,786.

Property Acquisitions Completed Subsequent to September 30, 2016

Carson City Facilities

On October 31, 2016, the Company acquired land and two medical office buildings located in Carson City, Nevada for a total purchase price of $3.975 million and as part of the transaction assumed a seven-year triple net lease agreement with the existing tenant. The acquisition was funded using a portion of the proceeds from the Company’s initial public offering.

Sandusky Facilities

As disclosed in Note 3 – “Property Portfolio,” on September 13, 2016, the Company entered into an assignment and assumption agreement to assume from a third party a purchase contract to acquire a portfolio of seven properties known as the NOMS portfolio located in Northern Ohio, for a total purchase price of $10.0 million. On October 7, 2016, the Company closed on the sale of five of the seven facilities representing approximately $4.6 million of the total $10 million purchase price. The acquisition of the remaining two buildings for approximately $5.4 million is expected to close in December 2016. The total NOMS portfolio covers an aggregate of 50,931 square feet. The NOMS portfolio was owned by a multi-specialty physician group which has been in operation since 2000. The group includes over 120 physicians of which approximately half are primary care providers. The Company is leasing the five acquired properties to NOMS and will lease the remaining two properties to NOMS using a triple-net lease structure with initial terms of 11 years with four additional five-year renewal options. NOMS was the tenant in the five buildings prior to the Company’s acquisition and is also currently the tenant in the remaining two buildings. The acquisition of the five buildings was funded using a portion of the proceeds from the Company’s initial public offering. The acquisition of the remaining two buildings will also be funded using proceeds from the initial public offering.

Asset Purchase Agreements Executed Subsequent to September 30, 2016

Las Cruces Facility

On November 4, 2016, the Company entered into a purchase agreement to acquire a surgical and imaging center in Las Cruces, New Mexico for a total purchase price of $4.88 million. The Company will execute a 12-year triple net lease agreement with Las Cruces Orthopedic Associates upon completion of the transaction. The Company expects to complete this transaction during the fourth quarter of 2016.

Ellijay Facilities

On November 1, 2016, the Company entered into a purchase agreement to acquire land and three office buildings located in Ellijay, Georgia for a total purchase price of $4.9 million. The Company will assume a 10-year triple net lease agreement with the existing tenant upon the closing of the transaction. The Company expects to complete this transaction during the fourth quarter of 2016.

Credit Facility Commitment Letter

Subsequent to quarter-end, the Company received a commitment for a $75 million secured credit facility that the Company will be able to use to finance acquisitions.

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

Overview

Global Medical REIT Inc. (the “Company,” “us,” “we,” “our”) was incorporated in the state of Nevada on March 18, 2011 and re-domiciled into a Maryland corporation, effective January 6, 2014. Our principal investment strategy is to develop and manage a portfolio of real estate assets in the healthcare industry, which includes surgery centers, specialty hospitals, and outpatient treatment centers.

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

Recent Developments

Initial Public Offering

On June 28, 2016, the Company, the Advisor, and the Operating Partnership entered into an Underwriting Agreement with Wunderlich Securities, Inc., as representative of the several underwriters named therein, relating to the offer and sale of the Company’s common stock in its initial public offering. As disclosed on July 1, 2016, the Company closed its initial public offering and issued 13,043,479 shares of its common stock at a price of $10.00 per share resulting in gross proceeds of $130,434,790. After deducting amounts that the Company paid in costs that were directly attributable to the offering, underwriting discounts, advisory fees, and commissions, for a total of $11,272,068, the Company received net proceeds from the offering of $119,162,722. Additionally, on July 11, 2016, the underwriters exercised their over-allotment option in full, resulting in the issuance by the Company of an additional 1,956,521 shares of the Company’s common stock at a price of $10.00 per share for gross proceeds of $19,565,210. After deducting underwriting discounts, advisory fees, and commissions of $1,369,565, the Company received net proceeds from the over-allotment option shares of $18,195,645. Transaction costs incurred in connection with the offering were approximately $1,681,259. Total shares issued by the Company in the initial public offering, including over-allotment option shares, were 15,000,000 and the total net proceeds received were $137,358,367.

In connection with the Company’s initial public offering, the Company’s common stock was listed on the New York Stock Exchange under the ticker symbol “GMRE.”

Amended Management Agreement

Upon completion of the Company’s initial public offering on July 1, 2016, the Company and the Advisor entered into an amended and restated management agreement, pursuant to which the Advisor manages the operations and investment activities of the Company.

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

Summary of Properties under Executed Asset Purchase Agreements as of September 30, 2016

Sandusky Facilities

On September 13, 2016, the Company entered into an assignment and assumption agreement to assume from a third party a purchase contract to acquire a portfolio of seven properties known as the NOMS portfolio located in Northern Ohio, for a total purchase price of $10.0 million. As disclosed in Note 11 – “Subsequent Events,” on October 7, 2016, the Company closed on the sale of five of the seven facilities representing approximately $4.6 million of the total $10 million purchase price. The acquisition of the remaining two buildings for approximately $5.4 million is expected to close in December 2016. The total NOMS portfolio covers an aggregate of 50,931 square feet. The NOMS portfolio was owned by a multi-specialty physician group which has been in operation since 2000. The group includes over 120 physicians of which approximately half are primary care providers. The Company is leasing the five acquired properties to NOMS and will lease the remaining two properties to NOMS using a triple-net lease structure with initial terms of 11 years with four additional five-year renewal options. NOMS was the tenant in the five buildings prior to the Company’s acquisition and is also currently the tenant in the remaining two buildings. The acquisition of the five buildings was funded using a portion of the proceeds from the Company’s initial public offering.

Summary of Properties Acquired During the Nine Months Ended September 30, 2016

During the three months ended September 30, 2016, the Company acquired three facilities. During the nine months ended September 30, 2016, the Company acquired six facilities. A description of each facility acquired is as follows.

Watertown Facilities

On September 30, 2016, the Company closed on an asset purchase agreement with Brown Investment Group, LLC, a South Dakota limited liability company, to acquire a 30,062 square foot clinic and a 3,136 square foot administration building located at 506 1st Avenue SE, Watertown, South Dakota and a 13,686 square foot facility located at 511 14th Avenue NE, Watertown South Dakota (collectively, the “Facilities”), for a purchase price of approximately $9.0 million (approximately $9.1 million including legal and related fees). The acquisitions included the Facilities, together with the real property, the improvements, and all appurtenances thereto. The Facilities are operated by the Brown Clinic, P.L.L.P (“Brown Clinic”), a South Dakota professional limited liability partnership.

Upon the closing of the transaction, the Company leased the portfolio properties to Brown Clinic via a 15-year triple-net lease that expires in 2031. The lease provides for two additional five-year extensions at the option of the tenant. The acquisition was funded using a portion of the proceeds from the Company’s initial public offering.

East Orange Facility

On September 29, 2016, the Company closed on an asset purchase agreement with Prospect EOGH, Inc. (“Prospect”), a New Jersey corporation, and wholly-owned subsidiary of Prospect Medical Holdings, Inc. (“PMH”), a Delaware corporation, to acquire a 60,442 square foot medical office building (“MOB”) located at 310 Central Avenue, East Orange, New Jersey on the campus of the East Orange General Hospital, for a purchase price of approximately $11.86 million (approximately $12.3 million including legal and related fees). The building currently houses physician offices, a 29-bed dialysis center, a wound center, a diagnostic lab, a hyperbaric chamber and a pharmacy. The acquisitions included the MOB, together with the real property, the improvements, and all appurtenances thereto.

Upon the closing of the transaction, the Company leased the MOB to PMH via a 10-year triple-net lease that expires in 2026. The lease provides for four additional five-year extensions at the option of the tenant. The acquisition was funded using a portion of the proceeds from the Company’s initial public offering.

Reading Facilities

On July 20, 2016, the Company closed on an asset purchase agreement to acquire a 17,000 square foot eye center located at 1802 Papermill Road, Wyomissing, PA 19610 (the “Eye Center”) owned and operated by Paper Mill Partners, L.P., a Pennsylvania limited partnership, and a 6,500 square foot eye surgery center located at 2220 Ridgewood Road, Wyomissing, PA 19610 (the “Surgery Center”) owned and operated by Ridgewood Surgery Center, L.P., a Pennsylvania limited partnership, for a purchase price of approximately $9.20 million (approximately $9.38 million including legal and related fees). The acquisition included both facilities, together with the real property, the improvements, and all appurtenances thereto.

Upon the closing of the transaction, the Eye Center was leased back to Berks Eye Physicians & Surgeons, Ltd., a Pennsylvania professional corporation (the “Eye Center Tenant”) and the Surgery Center was leased back to Ridgewood Surgery Associates, LLC, a Pennsylvania limited liability company (the “Surgery Center Tenant”). Both leases are 10-year absolute triple-net lease agreements that expire in 2026 and are cross defaulted. Both leases also provide for two consecutive five-year extensions at the option of the tenants. The Eye Center lease is guaranteed by the Surgery Center Tenant and the Surgery Center lease is guaranteed by the Eye Center Tenant, each pursuant to a written guaranty. The acquisition was funded using proceeds from the Company’s initial public offering.

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

Revenue

Rental revenue

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

Other income

Other income consists primarily of interest income earned on the net proceeds received from our initial public offering.

Expenses

Acquisition fees – related party

Acquisition fees represented an expense incurred for a fee paid by us to the Advisor for each acquisition in connection with the terms of the original management agreement. In accordance with the provisions of the amended and restated management agreement, which became effective July 1, 2016, acquisition fees are no longer charged to the Company by the Advisor.

General and administrative

General and administrative expense primarily includes professional fees and services (legal and accounting), general office expenses, ground rent related to the Omaha facility, and travel and related expenses.

Management fees – related party

In accordance with the terms of the Company’s initial management agreement between us and the Advisor, we owed the Advisor a base management fee equal to the greater of (a) 2.0% per annum of our net asset value (the value of our assets less the value of our liabilities), or (b) $30,000 per calendar month. Historically this fee has resulted in a monthly charge to us of $30,000. Upon completion of the Company’s initial public offering on July 1, 2016, the Company’s amended and restated management agreement, which was approved by the Company’s board of directors on June 13, 2016, became effective. Refer to Note 6 – “Related Party Transactions” for details regarding the amended and restated management agreement, the management fee expense incurred for the three and nine months ended September 30, 2016, and accrued management fees owed to the Advisor as of September 30, 2016.

Depreciation expense

Depreciation expense is computed using the straight-line method over the estimated useful lives of the buildings and improvements, which are generally between 5 and 40 years.

Interest expense

Interest expense is derived from interest incurred on our borrowings from third party institutional lenders as well as borrowings from related parties, the funds of which were primarily used to fund acquisitions. Additionally, the amortization of deferred financing costs (debt discount) incurred to obtain third party financing is classified as interest expense.

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

Stock-Based Compensation

The Company expenses the fair value of unit awards in accordance with the fair value recognition requirements of ASC Topic 718, “Compensation-Stock Compensation” and ASC Topic 505, “Equity.” These ASC topics require companies to measure the cost of the recipient services received in exchange for an award of an equity instrument based on the grant-date fair value of the award. Under ASC Topic 718, the Company’s independent directors are deemed to be employees and therefore compensation expense for these units is recognized based on the price of $10.00 per unit, the closing share price for the Company’s common stock at the closing date of the initial public offering on July 1, 2016, ratably over the 12-month service period, using the straight line method. Under ASC Topic 505, the employees of the Advisor and its affiliates are deemed to be non-employees of the Company and therefore compensation expense for these units is recognized using the share price of the Company’s common stock at the end of the reporting period, ratably over the 42-month or 54-month service period, respectively, depending on the grant terms, using the straight line method.

Consolidated Results of Operations

The major factor that resulted in variances in our results of operations for each revenue and expense category for the three and nine months ended September 30, 2016 compared to the three and nine months ended September 30, 2015 is due to the fact that as of September 30, 2016 our portfolio consisted of facilities from a total of ten acquisitions, whereas as of September 30, 2015 only three of the ten acquisitions had occurred.

As of September 30, 2016 the Company had facilities in its portfolio from the following acquisitions:

•	Watertown (acquired September 30, 2016)
•	East Orange (acquired September 29, 2016)
•	Reading (acquired July 20, 2016)
•	Melbourne (acquired March 31, 2016)
•	Westland (acquired March 31, 2016)
•	Plano (acquired January 28, 2016)
•	Tennessee facilities (acquired December 31, 2015)
•	West Mifflin (acquired September 25, 2015)
•	Asheville (acquired September 19, 2014)
•	Omaha (acquired June 5, 2014)

As of September 30, 2015 the Company had facilities in its portfolio from the following acquisitions:

•	West Mifflin (acquired September 25, 2015)
•	Asheville (acquired September 19, 2014)
•	Omaha (acquired June 5, 2014)

Revenue

Total revenue for the three months ended September 30, 2016 was $2,002,650, compared to $487,102 for the same period in 2015, an increase of $1,515,548. The increase is the result of rental revenue derived from the base rental receipts from the additional facilities that we acquired and were included as part of our portfolio during the current three-month period. The corresponding period during 2015 included only the results from the Omaha and Asheville facilities for the full three-month period and six days of results from the West Mifflin facility. Additionally, the “other income” component of total revenue increased during the current period primarily as a result of interest earned on the net proceeds received from the initial public offering.

Total revenue for the nine months ended September 30, 2016 was $5,087,368, compared to $1,405,140 for the same period in 2015, an increase of $3,682,228. The increase is the result of rental revenue derived from the base rental receipts from the additional facilities that we acquired and were included as part of our portfolio during the current nine-month period. The corresponding period during 2015 included only the results from the Omaha and Asheville facilities for the full nine-month period and six days of results from the West Mifflin facility. Additionally, the “other income” component of total revenue increased during the current period primarily as a result of interest earned on the net proceeds received from the initial public offering.

Acquisition Fees – related party

No acquisition fees were incurred during the three months ended September 30, 2016, compared to a $227,000 acquisition fee that was incurred for the same period in 2015 related to the acquisition of the West Mifflin facility. The acquisition fee was computed as 2% of the purchase price of the facility. Under the amended and restated management agreement between the Company and the Advisor, which became effective on July 1, 2016, the Company is no longer required to pay acquisition fees, and therefore the acquisitions of the Reading, East Orange, and Watertown facilities that occurred during the current quarter did not incur an acquisition fee.

Acquisition fees for the nine months ended September 30, 2016 were $754,000, compared to $227,000 for the same period in 2015, an increase of $527,000. The $754,000 of current nine-month period acquisition fees consisted of $350,000, $309,000 and $95,000 that were expensed in connection with the current first quarter acquisitions of the Plano, Melbourne, and Westland Facilities, respectively. The $227,000 acquisition fee that was incurred in the 2015 period related to the acquisition of the West Mifflin facility. Under the amended and restated management agreement between the Company and the Advisor, which became effective on July 1, 2016, the acquisitions of the Reading, East Orange, and Watertown facilities that occurred during the current quarter did not incur an acquisition fee.

General and Administrative

General and administrative expenses for the three months ended September 30, 2016 was $1,721,676, compared to $150,810 for the same period in 2015, an increase of $1,570,866. The increase results from non-cash compensation expense of $830,827 incurred related to the LTIP units that were granted on July 1, 2016, as well as from increases in accounting and compliance costs associated with audit requirements related to the acquired properties and a general increase in this expense category (insurance, legal, business development) as a result of the additional facilities that we acquired subsequent to the corresponding period in 2015 and were included as part of our portfolio during the current three-month period.

General and administrative expenses for the nine months ended September 30, 2016 was $2,978,415, compared to $291,591 for the same period in 2015, an increase of $2,686,824. The increase results from non-cash compensation expense of $830,827 incurred related to the LTIP units that were granted on July 1, 2016, a $500,000 development fee incurred in connection with the Plano acquisition, as well as from increases in accounting and compliance costs associated with audit requirements related to the acquired properties and a general increase in this expense category (insurance, legal, business development) as a result of the additional facilities that we acquired subsequent to the corresponding period in 2015 and were included as part of our portfolio during the current nine-month period.

Management Fees – related party

Management fees for the three months ended September 30, 2016 was $627,147, compared to $90,000 for the same period in 2015, an increase of $537,147. The current period management fee was calculated based upon the terms of the amended and restated management agreement which became effective on July 1, 2016. The management fee for the corresponding period in 2015 was calculated based on the terms of the original management agreement that was effective since April 1, 2014. The increase in management fees is attributable to the increase in stockholders’ equity resulting from the initial public offering.

Management fees for the nine months ended September 30, 2016 was $807,147, compared to $270,000 for the same period in 2015, an increase of $537,147. The current nine-month management fee was calculated based upon the terms of the amended and restated management agreement from July 1, 2016 through September 30, 2016 ($627,147 of expense) and was calculated based on the terms of the original management agreement from January 1, 2016 through June 30, 2016 ($180,000 of expense). The management fee for the corresponding period in 2015 was calculated based on the terms of the original management agreement that was effective since April 1, 2014.

Depreciation Expense

Depreciation expense for the three months ended September 30, 2016 was $585,449, compared to $153,148 for the same period in 2015, an increase of $432,301. The increase is a result of depreciation expense incurred related to the additional facilities that we acquired and were included as part of our portfolio during the current three-month period.

Depreciation expense for the nine months ended September 30, 2016 was $1,528,281, compared to $446,491 for the same period in 2015, an increase of $1,081,790. The increase is a result of depreciation expense incurred related to the additional facilities that we acquired and were included as part of our portfolio during the current nine-month period.

Interest Expense

Interest expense for the three months ended September 30, 2016 was $1,051,204, compared to $363,937 for the same period in 2015, an increase of $687,267. The increase results from an early termination fee of $301,200 that was incurred related to the early pay-off of the Omaha facility debt which is recorded as interest expense as well as from an increase in interest expense incurred on the additional third party debt and borrowings from our related parties that we procured related to facilities that we acquired subsequent to the corresponding period in 2015. The increase also results from debt discount amortization related to the additional deferred financing costs (recorded as interest expense) incurred on the debt we procured.

Interest expense for the nine months ended September 30, 2016 was $3,443,113, compared to $988,825 for the same period in 2015, an increase of $2,454,288. The increase results from an early termination fee of $301,200 that was incurred related to the early pay-off of the Omaha facility debt which is recorded as interest expense as well as from an increase in interest expense incurred on the additional third party debt and borrowings from our related parties that we procured related to facilities that we acquired subsequent to the corresponding period in 2015. The increase also results from debt discount amortization related to the additional deferred financing costs (recorded as interest expense) incurred on the debt we procured.

Liquidity and Capital Resources

General

We believe that our initial public offering strengthened our financial position by allowing us to reduce our leverage and increasing our stockholders’ equity and available cash. Our short-term liquidity requirements consist primarily of funds to pay for operating expenses and other expenditures directly associated with our properties, including:

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

Indebtedness

Our facilities have been financed through a combination of third-party debt and funding received from ZH USA, LLC. A detail of our notes payable balances from third-party lenders, net of unamortized debt discount, as of September 30, 2016 and December 31, 2015 is as follows:

	September 30, 2016	December 31, 2015
Notes payable related to acquisitions, gross	$41,097,797	$23,788,065
Less: Unamortized debt discount	(1,177,522)	(302,892)
Notes payable related to acquisitions, net	$39,920,275	$23,485,173

We have also received funds from ZH USA, LLC in the form of convertible interest bearing notes (8% per annum, payable in arrears) due on demand unsecured debt. We may prepay the note at any time, in whole or in part. ZH USA, LLC may elect to convert all or a portion of the outstanding principal amount of the note into shares of common stock in an amount equal to the principal amount of the note, together with accrued but unpaid interest, divided by $12.748. On March 2, 2016, ZH USA, LLC converted $15,000,000 of principal under the Convertible Debenture into 1,176,656 shares of the Company’s then unregistered common stock based on a conversion rate of $12.748 per share.

On June 15, 2016, in anticipation of its initial public offering, the Company entered into a Pay-Off Letter and Conversion Agreement (the “Pay-Off Letter and Conversion Agreement”) with ZH USA, LLC with regards to the Convertible Debentures loaned to the Company. Under the terms of the Pay-Off Letter and Conversion Agreement, upon the closing date of the initial public offering on July 1, 2016, the Company converted the remaining principal amount of $15,030,134 into 1,179,019 shares of the Company’s common stock based on a conversion rate of $12.748 per share. Additionally, in accordance with the Pay-Off Letter and Conversion Agreement, on July 8, 2016 the Company paid off the remaining principal amount of $10,000,000 outstanding under the Convertible Debentures and all accrued interest owed on the Convertible Debentures in the amount of $1,716,811 with a total payment of $11,716,811.

A rollforward of the funding from ZH USA, LLC as of September 30, 2016 is as follows:

Balance as of January 1, 2016	$40,030,134
Conversion of convertible debenture to common shares	(15,000,000)
Conversion of convertible debenture to common shares	(15,030,134)
Pay-off of remaining principal balance	(10,000,000)
Balance as of September 30, 2016	$-

Cash Flow Information

Net cash used in operating activities for the nine months ended September 30, 2016 was $2,059,800, compared with $80,165 used in operating activities for the same period in 2015. The increase during the current nine-month period was primarily derived from increases in the net loss and net cash used in operating activities resulting from changes in operating assets and liabilities. The net cash used in operating activities was partially offset by increases in non-cash expenses such as LTIP compensation expense, depreciation expense and amortization of debt discount expense.

Net cash used in investing activities for the nine months ended September 30, 2016 was $68,335,185, compared with $11,680,355 used in investing activities for the same period in 2015. The increase during the current nine-month period was primarily derived from the completed acquisitions of six facilities during the period. Cash flows used in investing activities are heavily dependent upon the investment in properties and real estate assets. We anticipate cash flows used in investing activities to increase as we acquire additional properties in the future.

Net cash provided by financing activities for the nine months ended September 30, 2016 was $142,558,707, compared with $11,760,534 provided by operating activities for the same period in 2015. The increase during the current nine-month period was primarily derived from the net proceeds received from the initial public offering of $137,358,367 and proceeds of $32,097,400 received from the Cantor loan, partially offset by the repayment of the Omaha third party debt in full, a partial payment of the remaining Convertible Debenture balance, and payments of deferred financing costs, deferred public offering costs, and dividends.

Dividends

Pursuant to a previously declared dividend approved by the Board of Directors of the Company and in compliance with applicable provisions of the Maryland General Corporation Law, the Company has paid a monthly dividend of $0.0852 per share each month during the four-month period from January 2016 through April 2016. During the nine months ended September 30, 2016 the Company paid total dividends to holders of its common stock in the amount of $285,703. On September 14, 2016, the Company announced the declaration of a cash dividend of $0.20 per share of common stock to stockholders of record as of September 27, 2016 and to the holders of the LTIP units that were granted on July 1, 2016. This dividend, in the amount of $3,592,786, was accrued as of September 30, 2016 and paid on October 11, 2016. During the nine months ended September 30, 2015, the Company paid total dividends to holders of its common stock in the amount of $170,400. Additionally, a dividend was declared on September 17, 2015 and paid in October 2015. The amount of that dividend was $21,300.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act that are designed to ensure that information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to management, including the principal executive and financial officer as appropriate, to allow timely decisions regarding required disclosures. Our principal executive officer and principal financial officer evaluated the effectiveness of disclosure controls and procedures as of September 30, 2016 pursuant to Rule 13a-15(b) under the Exchange Act. Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this Report, the Company’s disclosure controls and procedures were effective to ensure that information required to be included in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

(a)	Exhibits

Exhibit No.	Description

3.1	Articles of Incorporation of Global Medical REIT Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q as filed with the Commission on April 22, 2014).

3.2	Amended and Restated Bylaws of Global Medical REIT Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K as filed with the Commission on June 17, 2016).

3.3	Articles of Amendment to Articles of Incorporation filed with the Secretary of State of Maryland (incorporated herein by reference to Annex A to the Company’s Definitive Information Statement on Schedule 14C as filed with the Commission on October 3, 2014).

3.4	Certificate of Correction of Articles of Incorporation of Global Medical REIT Inc. (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-11/A as filed with the Commission on June 15, 2016).

3.5	Certificate of Correction of Articles of Incorporation of Global Medical REIT Inc. (incorporated by reference to Exhibit 3.4 to the Company’s Registration Statement on Form S-11/A as filed with the Commission on June 17, 2016).

4.1	Pay-off Letter and Conversion Agreement dated June 15, 2016 between Global Medical REIT Inc. and ZH USA, LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Commission on June 17, 2016).

†10.1	Amended and Restated Management Agreement, dated as of July 1, 2016, by and among Global Medical REIT Inc. and Inter-American Management LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Commission on July 7, 2016).

31.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Schema

101.CAL *	XBRL Taxonomy Calculation Linkbase

101.DEF *	XBRL Taxonomy Definition Linkbase

101.LAB *	XBRL Taxonomy Label Linkbase

101.PRE *	XBRL Taxonomy Presentation Linkbase

† Management contract or compensatory plan or arrangement

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBAL MEDICAL REIT INC.

Dated: November 10, 2016	By:	/s/ David A. Young
David A. Young
Chief Executive Officer (Principal Executive Officer)

Dated: November 10, 2016	By:	/s/ Donald McClure
Donald McClure
Chief Financial Officer (Principal Financial and Accounting Officer)