Form 10-K
period 2016-12-31
Global Medical REIT Inc.
filed 2017-03-27
CIK 1533615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by a check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one).

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold as of the last business day of the registrant’s most recently completed second fiscal quarter: $0 on June 30, 2016.

As of March 27, 2017 there were 17,605,675 shares of the registrant’s common stock, par value of $0.001 per share outstanding.

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

Forward-looking statements involve numerous risks and uncertainties and you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data or methods which may be incorrect or imprecise and we may not be able to realize them. We do not guarantee that the transactions and events described will happen as described (or that they will happen at all). The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

•	general economic conditions;
•	adverse economic or real estate developments, either nationally or in the markets in which our healthcare facilities are located;
•	our failure to generate sufficient cash flows to service our outstanding indebtedness;
•	fluctuations in interest rates and increased operating costs;
•	our ability to deploy the debt and equity capital we raise;
•	our ability to raise additional equity and debt capital on terms that are attractive or at all;
•	our ability to make distributions on shares of our common stock;
•	general volatility of the market price of our common stock;
•	our lack of significant operating history;
•	changes in our business or strategy;
•	our dependence upon key personnel whose continued service is not guaranteed;
•	our ability to identify, hire and retain highly qualified personnel in the future;
•	the degree and nature of our competition;
•	changes in governmental regulations, tax rates and similar matters;
•	defaults on or non-renewal of leases by tenant-operators;
•	decreased rental rates or increased vacancy rates;
•	difficulties in identifying healthcare facilities to acquire and completing such acquisitions;
•	competition for investment opportunities;
•	our failure to successfully develop, integrate and operate acquired healthcare facilities and operations;
•	the financial condition and liquidity of, or disputes with, joint venture and development partners with whom we may make co-investments in the future;
•	changes in accounting policies generally accepted in the United States of America (“GAAP”);
•	lack of or insufficient amounts of insurance;
•	other factors affecting the real estate industry generally;
•	our failure to qualify and maintain our qualification as a real estate investment trust (“REIT”) for U.S. federal income tax purposes;
•	limitations imposed on our business and our ability to satisfy complex rules in order for us to qualify as a REIT for U.S. federal income tax purposes; and
•	changes in governmental regulations or interpretations thereof, such as real estate and zoning laws and increases in real property tax rates and taxation of REITs.

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

“SEC” and “the Commission” refer to the United States Securities and Exchange Commission.

“Common stock” refers to the common shares in our capital stock.

Our consolidated financial statements are prepared in accordance with GAAP.

PART I

ITEM 1.	BUSINESS

Organization

Global Medical REIT Inc. (the “Company”) is a Maryland corporation engaged primarily in the acquisition of licensed, state-of-the-art, purpose-built healthcare facilities and the leasing of these facilities to leading clinical operators with dominant market share. The Company is externally managed and advised by Inter-American Management, LLC (the “Advisor”).

The Company holds its facilities and conducts its operations through a Delaware limited partnership subsidiary called Global Medical REIT L.P. (the “Operating Partnership”). The Company serves as the sole general partner of the Operating Partnership through a wholly-owned subsidiary of the Company called Global Medical REIT GP LLC (the “GP”), a Delaware limited liability company. As of December 31, 2016, the Company was the 97.7% limited partner of the Operating Partnership, with the remaining 2.3% owned by the holders of long term incentive plan (“LTIP”) units issued by the Operating Partnership as incentive equity awards. The Company intends to conduct all future acquisition activity and operations through the Operating Partnership. The Operating Partnership has separate wholly-owned Delaware limited liability company subsidiaries that were formed for each healthcare facility acquisition.

Completed Initial Public Offering

On July 1, 2016, the Company closed its initial public offering and issued 13,043,479 shares of its common stock at a price of $10.00 per share resulting in gross proceeds of $130,434,790. After deducting underwriting discounts and commissions, advisory fees, and other offering expenses, the Company received net proceeds from the offering of $120,773,630. Additionally, on July 11, 2016, the underwriters exercised their over-allotment option in full, resulting in the issuance by the Company of an additional 1,956,521 shares of the Company’s common stock at a price of $10.00 per share for gross proceeds of $19,565,210. After deducting underwriting discounts and commissions, advisory fees, and other offering expenses, the Company received net proceeds from the over-allotment option shares of $18,195,645. Total shares issued by the Company in the initial public offering, including over-allotment option shares, were 15,000,000 shares and the total net proceeds received were $137,288,016, which represented gross proceeds received of $138,969,275 net of $1,681,259 in costs directly attributable to the initial public offering that were deferred and paid.

Use of Proceeds:

The Company designated the following uses for the net proceeds of the initial public offering:

•	approximately $14.9 million ($14.6 million in principal outstanding as of July 1, 2016 and an early termination fee of $0.3 million) to repay the outstanding loan from Capital One encumbering the Company’s Omaha Facility on July 11, 2016 (see Note 4 – “Notes Payable Related to Acquisitions and Revolving Credit Facility”);
•	$10.0 million to repay a portion of the Company’s outstanding 8.0% convertible debentures held by ZH USA, LLC on July 8, 2016 (see Note 6 – “Related Party Transactions”);
•	$9.38 million in aggregate to acquire the Reading Facilities on July 20, 2016 (see Note 3 – “Property Portfolio”);
•	$1.5 million to repay the outstanding interest free loan from ZH USA, LLC on July 8, 2016 (see Note 6 – “Related Party Transactions”); and
•	the remaining approximately $101.6 million for the acquisition of properties in the Company’s investment pipeline, properties under letter of intent and other potential acquisitions, capital improvements to the Company’s properties and general corporate and working capital purposes. See Note 3 – “Property Portfolio” for proceeds used to acquire properties during the year.

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

Business Overview

As disclosed in the “Organization” section, we are a Maryland corporation engaged primarily in the acquisition of licensed, state-of-the-art, purpose-built healthcare facilities in select markets and the leasing of these facilities to leading clinical operators with dominant market share. Our management team has significant healthcare, real estate and public REIT experience and has long-established relationships with a wide range of healthcare providers, which we believe will provide us a competitive advantage in sourcing growth opportunities that produce attractive risk-adjusted returns.

We believe that the aging of America is increasing the need for specialized healthcare facilities leased to premier practice groups, healthcare systems and corporate providers that will capture the growth in age-related procedures. These leading medical operators require state-of-the-art facilities that through their technology and design enhance the quality of care provided and improve clinical outcomes for patients. We seek to invest in these purpose-built, specialized facilities, such as surgery centers, specialty hospitals and outpatient treatment centers, in order to align with contemporary trends in the delivery of best healthcare practices. Our healthcare facilities are leased to established providers that, through clinical expertise and strong management, operate sustainable and dominant practices. We target markets with high demand for premium healthcare services, and within those markets, assets that are strategically located to take advantage of the decentralization of healthcare. We believe that our investment in the confluence of state-of-the-art medical facilities, market dominant tenant-operators and strategic sub-markets enhances clinical outcomes and provides attractive risk-adjusted returns to our stockholders.

Our healthcare facilities are typically fully leased under long-term triple-net leases. We may acquire existing healthcare facilities under sale-leaseback or similar arrangements, or we may contract to purchase facilities under development that are being built to an operator’s specifications. Most of our tenant-operators are physician group tenant-operators, community hospital tenant-operators and corporate medical treatment chain operators that are leading clinical operators in the markets they serve.

For details about the portfolio of properties that we owned as of December 31, 2016, refer to Item 2. – “Properties” herein.

Our Objectives and Growth Strategy

Our principal business objective is to provide attractive risk-adjusted returns to our stockholders through a combination of (i) sustainable and increasing rental income that allows us to pay reliable, increasing dividends, and (ii) potential long-term appreciation in the value of our healthcare facilities and common stock. Our primary strategies to achieve our business objective are to:

•	acquire state-of-the-art, licensed medical facilities that through their technology and design enhance the quality of care provided and improve clinical outcomes for patients;
•	target facilities that are built and adapted to contemporary best healthcare practices;
•	lease each facility to a single, local market leading medical provider with a track record of successfully managing excellent clinical and profitable practices;
•	focus on practice types that are highly dependent on their purpose-built real estate to deliver core medical procedures, such as cardiovascular treatment, cosmetic plastic surgery, eye surgery, gastroenterology, oncology treatment and orthopedics;
•	originate the majority of our investments by working directly with the operating medical providers in our target markets;
•	create value by negotiating new leases rather than acquiring leased fee returns via acquisition of already rented healthcare facilities;
•	lease the facilities under long-term triple-net leases with contractual rent escalations; and
•	efficiently and rapidly grow our portfolio to drive economies of scale and diversification.

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

Financing Strategy:

The primary objective of our financing strategy is to maintain financial flexibility with a prudent capital structure using retained cash flows, long-term debt and the issuance of common and preferred stock to finance our growth. We seek to manage our balance sheet by maintaining prudent financial ratios and leverage levels. As disclosed in Note 4 – “Notes Payable Related to Acquisitions and Revolving Credit Facility” on December 2, 2016 we secured a revolving credit facility to finance acquisitions in concert with other debt instruments. We intend to (i) achieve opportunistic and reasonable debt service with leverage that initially approaches approximately 60% of the fair market value of our healthcare facilities, and lower ratios as we grow our equity capital base, (ii) create staggered debt maturities that are aligned to our expected average lease term, positioning us to re-price parts of our capital structure as our rental rates change with market conditions, (iii) achieve easier and faster access to the equity capital markets using a shelf registration statement once we are eligible to use Form S-3, which we expect to occur in the second quarter of 2017, and (iv) access international capital to avoid market cycle shortages and enhance acquisition expediency. We are not subject to any limitations on the amount of leverage we may use, and accordingly, the amount of leverage we use may be significantly less or greater than we currently anticipate.

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

U.S. Healthcare Spending Expected to Increase 5.8% per Year over Next Decade

According to the United States Department of Health and Human Services, or HHS, healthcare spending was approximately 17.5% of U.S. gross domestic product, or GDP, in 2014, the first year that the Affordable Care Act’s coverage provisions were in effect. The anticipated continuing increase in demand for healthcare services, together with an evolving complex and costly regulatory environment, changes in medical technology and reductions in government reimbursements are expected to pressure capital-constrained healthcare providers to find cost effective solutions for their real estate needs. We believe the demand of healthcare providers for healthcare facilities will increase as health spending in the United States continues to increase.

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

Clinical Care Continues to Shift to Outpatient Facilities

We believe the continued shift in the delivery of healthcare services to outpatient facilities will increase the need for smaller, more specialized and efficient hospitals and outpatient facilities that more effectively accommodate those services. Procedures traditionally performed in hospitals, such as certain types of surgery, are increasingly moving to outpatient facilities driven by advances in clinical science, shifting consumer preferences, limited or inefficient space in existing hospitals and lower costs in the outpatient environment. This shift in delivery of healthcare services to an outpatient environment increases the need for additional outpatient facilities and smaller, more specialized and efficient hospitals.

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

Healthcare Legislation

Health Reform Laws

 On March 23, 2010, President Obama signed into law Affordable Care Act and the Health Care and Education Reconciliation Act of 2010, which amends the Affordable Care Act (collectively with other subsequently enacted federal health care laws and regulations, the “Health Reform Laws”). The Health Reform Laws contain various provisions that may directly impact us or our tenant-operators.  Some provisions of the Health Reform Laws may have a positive impact on our tenant-operators’ revenues, by, for example, increasing coverage of uninsured individuals, while others may have a negative impact on the reimbursement of our tenant-operators by, for example, altering the market basket adjustments for certain types of health care facilities.  The Health Reform Laws also enhance certain fraud and abuse penalty provisions that could apply to our tenant-operators, in the event of one or more violations of the federal health care regulatory laws. In addition, there are provisions that impact the health coverage that we and our tenant-operators provide to our respective employees.  The Health Reform Laws also provide additional Medicaid funding to allow states to carry out the expansion of Medicaid coverage to certain financially-eligible individuals beginning in 2014, and have also permitted states to expand their Medicaid coverage to these individuals since April 1, 2010, if certain conditions are met.  On June 28, 2012, the United States Supreme Court upheld the individual mandate of the Health Reform Laws but partially invalidated the expansion of Medicaid.  The ruling on Medicaid expansion will allow states not to participate in the expansion—and to forego funding for the Medicaid expansion—without losing their existing Medicaid funding.  Given that the federal government substantially funds the Medicaid expansion, it is unclear how many states will ultimately pursue this option.  The participation by states in the Medicaid expansion could have the dual effect of increasing our tenants’ revenues, through new patients, but could also further strain state budgets.  While the federal government paid for approximately 100% of those additional costs from 2014 to 2016, states now are expected to pay for part of those additional costs.

Challenges to the Health Reform Laws and Potential Repeal and/or Further Reforms under Trump Administration.

Since the enactment of the Health Care Laws, there have been multiple attempts through legislative action and legal challenge to repeal or amend the Health Reform Laws, including the case that was before the U.S. Supreme Court, King v. Burwell.  Although the Supreme Court in Burwell upheld the use of subsidies to individuals in federally-facilitated health care exchanges on June 25, 2015, which ultimately did not disrupt significantly the implementation of the Health Reform Laws, we cannot predict whether other current or future efforts to repeal, amend or challenge the validity of all or part of the Health Reform Laws will be successful, nor can we predict the impact that such a repeal, amendment or challenge would have on our operators or tenants and their ability to meet their obligations to us.

On January 20, 2017, newly-sworn-in President Trump issued an executive order aimed at seeking the prompt repeal of the Affordable Care Act, and directed the heads of all executive departments and agencies to minimize the economic and regulatory burdens of the Affordable Care Act to the maximum extent permitted by law. In addition, there have been and continue to be numerous Congressional attempts to amend and repeal the Affordable Care Act. We cannot predict whether any of these attempts to amend or repeal the Affordable Care Act will be successful. The future of the Affordable Care Act is uncertain and any changes to existing laws and regulations, including the Affordable Care Act’s repeal, modification or replacement, could have a long-term financial impact on the delivery of and payment for healthcare. We and our tenants may be adversely affected by the law or its repeal, modification or replacement.

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

Efforts by payors to reduce healthcare costs will likely continue which may result in reductions or slower growth in reimbursement for certain services provided by some of our tenant-operators. A reduction in reimbursements to our tenant-operators from third party payors for any reason could adversely affect our tenant-operators’ ability to make rent payments to us which may have a material adverse effect on our business, financial condition and results of operations, our ability to make distributions to our stockholders and the trading price of our common stock.

Employees

As of March 27, 2017, we had no employees. The Company is externally managed by the Advisor. The Advisor provides the services of the officers and other management personnel of the Company.

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

Facilities in Our Portfolio as of December 31, 2016

HealthSouth Facilities

HealthSouth East Valley Rehabilitation Hospital – Mesa, AZ

On December 20, 2016, the Company, through a wholly owned subsidiary of the Operating Partnership, acquired, pursuant to a purchase contract (the “Mesa PSA”) with HR ACQUISITION I CORPORATION (the “Mesa Seller”) the land and buildings known as the HealthSouth East Valley Rehabilitation Hospital (the “Mesa Property”) located in Mesa, AZ from the Mesa Seller for a purchase price of $22,350,000.

Upon the closing of the acquisition of the Mesa Property, the Company assumed from the Mesa Seller the existing triple-net lease agreement (the “Mesa Lease”) pursuant to which the Mesa Property is leased to HealthSouth Mesa Rehabilitation Hospital, LLC with a remaining initial lease term of approximately eight years, subject to four consecutive five-year renewal options by the tenant, which lease is guaranteed by HealthSouth Corporation (“HealthSouth”). The aggregate annual rent for the Mesa Property is currently $1,710,617, subject to 3% annual rent escalations. HealthSouth Mesa Rehabilitation Hospital, LLC has the option under the Mesa Lease to purchase the Mesa Property at the end of the initial lease term and at the end of each renewal term thereof, if any, upon the terms and conditions set forth in the Mesa Lease.

HealthSouth Rehabilitation Hospital of Altoona – Altoona, PA

On December 20, 2016, the Company, through a wholly owned subsidiary of the Operating Partnership, acquired, pursuant to a purchase contract (the “Altoona PSA”) with HR ACQUISITION OF PENNSYLVANIA, INC. (the “Altoona Seller”) the land and building comprising the HealthSouth Rehabilitation Hospital of Altoona (the “Altoona Property”) located in Altoona, PA from the Altoona Seller for a purchase price of $21,545,000.

Upon the closing of the acquisition of the Altoona Property, the Company assumed from the Altoona Seller the existing triple-net lease agreement (the “Altoona Lease”) pursuant to which the Altoona Property is leased to HealthSouth with a remaining initial lease term of approximately 4.5 years, subject to two consecutive five-year renewal options by the tenant. The annual rent for the Altoona Property is currently $1,635,773, subject to annual rent escalations based on increases in the consumer price index, or CPI, but not greater than 4% nor less than 2%.

HealthSouth Rehabilitation Hospital of Mechanicsburg – Mechanicsburg, PA

On December 20, 2016, the Company, through a wholly owned subsidiary of the Operating Partnership, pursuant to a purchase contract (the “Mechanicsburg PSA” and together with the Mesa PSA and the Altoona PSA, and the transactions contemplated thereby, the “Transactions”) with HR ACQUISITION OF PENNSYLVANIA, INC. (the “Lease Assignor” and PENNSYLVANIA HRT, INC. (“HRT”), Lease Assignor and HRT collectively referred to as “Mechanicsburg Seller”) (i) acquired the land and building comprising the HealthSouth Rehabilitation Hospital of Mechanicsburg (the “Mechanicsburg Property”) located in Mechanicsburg, PA from the Mechanicsburg Seller for a purchase price of $24,198,000; and (ii) accepted an assignment of the ground lessee’s interest (the “Assignment”) in the Ground Lease dated May 1, 1996 from the Lease Assignor, whereby HRT ground leased the Mechanicsburg Property to the Lease Assignor.

Upon the closing of the acquisition of the Mechanicsburg Property and acceptance of the Assignment, the Company assumed from the Lease Assignor the existing triple-net lease agreement (the “Mechanicsburg Lease”) pursuant to which the Mechanicsburg Property is leased to HealthSouth with a remaining initial lease term of approximately 4.5 years, subject to two consecutive five-year renewal options by the tenant. The annual rent for the Mechanicsburg Property is currently $1,836,886, subject to annual rent escalations based on increases in the CPI, but not greater than 4% nor less than 2%. HealthSouth has the option under the Mechanicsburg Lease to purchase the Mechanicsburg Property at the end of the initial lease term and at the end of each renewal term thereof, if any, upon the terms and conditions set forth in the Mechanicsburg Lease.

Ellijay Facilities

On December 16, 2016, pursuant to the terms of an asset purchase agreement between the Company, as Purchaser, and SunLink Healthcare Professional Property, LLC, a Georgia limited liability company, as seller (“SunLink”), the Company acquired three buildings, consisting of one medical office building and two ancillary healthcare related buildings (“SunLink Facilities”), encompassing an aggregate of 44,162 square feet located in Ellijay, Georgia, for a purchase price of approximately $4.9 million. The acquisitions included the SunLink Facilities, together with the real property, the improvements, and all appurtenances thereto owned by SunLink. The SunLink Facilities are operated by Piedmont Mountainside Hospital, Inc., the existing tenant of the SunLink Facilities (“Piedmont”).

Upon the closing of the transaction, the Company assumed the previous landlord’s interest in the existing 10-year triple-net lease with Piedmont, effective as of July 1, 2016 and expiring in 2026. The acquisition was funded using a portion of the proceeds from the Company’s initial public offering.

Carson City Facilities

On September 27, 2016, the Company assumed the original buyer’s interest in an asset purchase agreement between the original buyer and Carson Medical Complex, a Nevada general partnership, as seller (“Carson”). On October 31, 2016, the Company, pursuant to the asset purchase agreement, acquired two medical office buildings (the “Carson Facilities”), encompassing an aggregate of 20,632 square feet, located in Carson City, Nevada for a purchase price of approximately $3.8 million (approximately $4.0 million including legal and related fees). The acquisitions included the Carson Facilities, together with the real property, the improvements, and all appurtenances thereto owned by Carson. The Carson Facilities are operated by Carson Medical Group, a Nevada professional corporation, the existing tenant of the Carson Facilities (the “Carson Tenant”).

Upon the closing of the transaction, the Company assumed the previous landlord’s interest in the existing 7-year triple-net lease with Carson Tenant, effective as of October 31, 2016 and expiring in 2023. The lease provides for one five-year extension at the option of the Carson Tenant. The acquisition was funded using a portion of the proceeds from the Company’s initial public offering.

Sandusky Facilities

On September 29, 2016, the Company assumed the original buyer’s interest in an asset purchase agreement between the original buyer and NOMS Property, LLC and Northern Ohio Medical Specialists, LLC, both Ohio limited liability companies, as sellers (“NOMS,” and together with NOMS Property, LLC, the “NOMS Sellers”), to acquire a portfolio of seven medical properties (the “NOMS Facilities”) known as the NOMS portfolio located in Sandusky, Ohio, for a total purchase price of $10.0 million. The acquisition included the NOMS Facilities, together with the real property, the improvements, and all appurtenances thereto. The NOMS Facilities are operated by NOMS, the existing tenant of the NOMS Facilities (the “NOMS Tenant”).

On October 7, 2016, pursuant to the terms of the above-referenced asset purchase agreement, the Company acquired five of the seven properties comprising the NOMS Facilities (the “Five Properties”). The Five Properties encompassed an aggregate of 24,184 square feet, and the Company purchased the Five Properties for the allocated purchase price of $4.6 million (approximately $4.7 million including legal and related fees) of the total $10 million purchase price. Upon its acquisition of the Five Properties, the Company entered into a new 11-year triple-net lease with the NOMS Tenant, effective as of October 7, 2016, and expiring in 2027. The lease provides for four additional five-year renewal options. The acquisition of the Five Properties was funded using a portion of the proceeds from the Company’s initial public offering.

As discussed in Note 12 – “Subsequent Events,” the Company closed on the acquisition of one of the properties on March 10, 2017 in the amount of approximately $4.3 million using funds from the revolving credit facility. Upon the satisfaction of customary closing conditions, the Company expects to close the acquisition of the remaining property for approximately $1.1 million during the second quarter of 2017. The Company is leasing the property that closed in March 2017 to the NOMS Tenant and will lease the remaining property when acquired to the NOMS Tenant both using a triple-net lease structure with an initial term of 11 years with four additional five-year renewal options. The acquisition of the remaining building will be funded using borrowings from the Company’s revolving credit facility or other available cash.

Watertown Facilities

On September 30, 2016, the Company closed on an asset purchase agreement with Brown Investment Group, LLC, a South Dakota limited liability company, to acquire a 30,062 square foot clinic, a 3,136 square foot administration building and a 13,686 square foot facility, both located in Watertown South Dakota (collectively, the “Watertown Facilities”), for a purchase price of $9.0 million (approximately $9.1 million including legal and related fees). The acquisitions included the Watertown Facilities, together with the real property, the improvements, and all appurtenances thereto. The Watertown Facilities are operated by the Brown Clinic, P.L.L.P. (“Brown Clinic”), a South Dakota professional limited liability partnership.

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

The Melbourne facility acquisition was financed in full using proceeds from the third party Cantor Loan, which is disclosed in Note 4 – “Notes Payable Related to Acquisitions and Revolving Credit Facility.”

Westland Facility

On March 31, 2016, the Company closed on a purchase agreement to acquire a two-story medical office building and ambulatory surgery center located in Westland, Michigan for an aggregate purchase price of $4.75 million from Cherry Hill Real Estate, LLC (“Cherry Hill”). The property contains 15,018 leasable square feet and is located on a 1.3-acre site. Under the purchase agreement, the Company acquired the site and building, including parking. Also on March 31, 2016, the Company executed a lease agreement for the entire facility with The Surgical Institute of Michigan, LLC under a triple-net master lease agreement that expires in 2026, subject to two successive ten-year renewal options for the tenant on the same terms as the initial lease, except that the rental rate will be subject to adjustment upon each renewal based on then-prevailing market rental rates. The purchase agreement contains customary covenants, representations and warranties. Commensurate with the execution of its lease with the Company, The Surgical Institute of Michigan, LLC terminated its lease agreement with Cherry Hill that was in place at the time of the sale of the facility to the Company.

The Westland facility acquisition was financed in full using proceeds from the third party Cantor Loan, which is disclosed in Note 4 – “Notes Payable Related to Acquisitions and Revolving Credit Facility.”

Plano Facility

On January 28, 2016, the Company closed on an asset purchase agreement with an unrelated party Star Medreal, LLC, a Texas limited liability company, to acquire a hospital facility located in Plano, Texas, along with all real property and improvements thereto for approximately $17.5 million (approximately $17.7 million including legal and related fees). Under the terms of the agreement, the Company was obligated to pay a development fee of $500,000 to Lumin, LLC at closing. The property has been leased back via an absolute triple-net lease agreement that expires in 2036. The tenant will be Star Medical Center, LLC and Lumin Health, LLC will serve as guarantor. Lumin Health, LLC is an affiliate and management company for Star Medical Center, LLC. The tenant has two successive options to renew the lease for ten-year periods on the same terms and conditions as the primary non-revocable lease term with the exception of rent, which will be computed at then prevailing fair market value as determined by an appraisal process defined in the lease. The terms of the lease also provide for a tenant allowance up to $2.75 million for a 6,400 square foot expansion to be paid by the Company.

Also on January 28, 2016, the Company entered into a Promissory Note and Deed of Trust with East West Bank to borrow a total of $9,223,500. Deferred financing costs of $53,280 were incurred and capitalized by the Company in securing this loan. The loan was scheduled to mature on January 28, 2021, five years from the closing date. At closing the Company paid the lender a non-refundable deposit of $50,000 and a non-refundable commitment fee of $46,118. The loan bears interest at a rate per annum equal to the Wall Street Journal Prime Rate (as quoted in the "Money Rates" column of The Wall Street Journal (Western Edition), rounded to two decimal places, as it may change from time to time, plus 0.50%, but not less than 4.0%. Interest expense of $64,551 was incurred on this note for the year ended December 31, 2016, prior to its repayment. As discussed in Note 4 – “Notes Payable Related to Acquisitions and Revolving Credit Facility,” the Company used a portion of the proceeds from another third party loan to repay the $9,223,500 principal balance of the note with East West Bank in full as of December 31, 2016. The Company also wrote off the deferred financing costs of $53,280 as of December 31, 2016 related to this note.

Additional funding for this transaction was received from ZH USA, LLC during the year ended December 31, 2015 in the amount of $9,369,310 (consisting of $9,025,000 funded directly for this transaction and $344,310 that was held in escrow from previous funding from ZH USA, LLC). The $9,369,310 was recorded by the Company as unsecured Convertible Debentures due to related party on demand, bearing interest at eight percent per annum. ZH USA, LLC may elect to convert all or a portion of the outstanding principal amount of the Convertible Debenture into shares of the Company’s common stock in an amount equal to the principal amount of the Convertible Debenture, together with accrued but unpaid interest, divided by $12.748. See Note 6 – “Related Party Transactions” for details regarding the conversion to common stock or pay-off of the Convertible Debenture balance as of December 31, 2016.

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

West Mifflin Facility

On September 25, 2015, the Company acquired a surgery center and medical office building located in West Mifflin, Pennsylvania and the adjacent parking lot for approximately $11.35 million (approximately $11.6 million including legal and related fees) of approximately 27,193 square feet, combined. The facilities are operated by Associates in Ophthalmology, LTD and Associates Surgery Centers, LLC, respectively, and leased back to those entities by the Company via two separate lease agreements that expire in 2030. Each lease has two successive options by the tenants to renew for five year periods. Base rent increases by 2% each lease year commencing on October 1, 2018. The property is owned in fee simple. In connection with the acquisition of the facilities, the Company borrowed $7,377,500 from Capital One, National Association (“Capital One”) and funded the remainder of the purchase price with the proceeds from a Convertible Debenture it issued to its majority stockholder in the total amount of $4,545,838. Refer to Note 4 – “Notes Payable Related to Acquisitions and Revolving Credit Facility” and Note 6 – “Related Party Transactions” for additional details regarding the funding of this transaction.

Asheville Facility

On September 19, 2014, the Company acquired an approximately 8,840 square foot medical office building known as the Orthopedic Surgery Center, located in Asheville, North Carolina for approximately $2.5 million. The Asheville facility is subject to an operating lease which expires in 2017, with lease options to renew up to five years. The property is owned in fee simple. In connection with the acquisition of the Asheville facility, the Company borrowed $1.7 million from the Bank of North Carolina and funded the remainder of the purchase price with the proceeds from a Convertible Debenture it issued to its majority stockholder and with the Company’s existing cash. Refer to Note 4 – “Notes Payable Related to Acquisitions and Revolving Credit Facility” for additional details regarding the funding of this transaction and the prepayment in full of this note.

Omaha Facility

On June 5, 2014, the Company completed the acquisition of a 56-bed long term acute care hospital located at 1870 S 75th Street, Omaha, Nebraska for approximately $21.7 million (approximately $21.9 million including legal fees). The Omaha facility is operated by Select Specialty Hospital – Omaha, Inc. pursuant to a sublease which expires in 2023, with sub lessee options to renew up to 60 years. The real property where the Omaha facility and other improvements are located are subject to a land lease with Catholic Health Initiatives, a Colorado nonprofit corporation (the “land lease”). The land lease initially was to expire in 2023 with sub lessee options to renew up to 60 years. However, as of December 31, 2015, the Company exercised two five-year lease renewal options and therefore the land lease currently expires in 2033, subject to future renewal options by the Company. In connection with the acquisition of the Omaha facility in June 2014, the Company borrowed $15.06 million from Capital One and funded the remainder of the purchase price with funds from its majority stockholder. Refer to Note 4 – “Notes Payable Related to Acquisitions and Revolving Credit Facility” for additional details regarding the funding of this transaction and the prepayment in full of this note.

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

In connection with our initial public offering, which was completed on July 1, 2016, our common stock is quoted on the New York Stock Exchange under the ticker symbol “GMRE.” Prior to that date our stock was listed on the OTC pink tier of the OTC Markets, Inc. under the symbol “GMRE” and trading of our common stock at that time was limited and sporadic.

The following table sets forth, for the periods indicated, the high and low sale prices of our common stock for the fiscal years ended December 31, 2016 and 2015, respectively, and the dividends paid by us with respect to those periods.

2016	High	Low	Dividends per Share
First quarter	$3.58	$0.125	$0.2556
Second quarter	$3.58	$0.125	$0.2556
Third quarter	$11.38	$9.52	$0.2000
Fourth quarter	$9.89	$6.73	$0.2000

2015	High	Low	Dividends per Share
First quarter	$3.58	$3.58	$0.2556
Second quarter	$3.58	$3.58	$0.2556
Third quarter	$3.58	$3.58	$0.2556
Fourth quarter	$3.58	$3.58	$0.2556

Performance Graph

This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of Global Medical REIT Inc. under the Securities Act or the Exchange Act.

The graph below compares the cumulative total return of our common shares, the S&P 500 and the MSCI US REIT Index (“RMS”), from July 1, 2016 (the completion date of our IPO) through December 31, 2016. The comparison assumes $100 was invested on July 1, 2016 in our common shares and in each of the foregoing indexes and assumes reinvestment of dividends, as applicable. The MSCI US REIT Index consists of equity REITs that are included in the MSCI US Investable Market 2500 Index, except for specialty equity REITS that do not generate a majority of their revenue and income from real estate rental and leasing operations. We have included the MSCI US REIT Index because we believe that it is representative of the industry in which we compete and is relevant to an assessment of our performance.

	Period Ending
Index	06/30/16	07/31/16	08/31/16	09/30/16	10/31/16	11/30/16	12/31/16
Global Medical REIT Inc.	100.00	108.01	106.33	98.44	98.34	73.73	91.96
S&P 500	100.00	103.69	103.83	103.85	101.96	105.73	107.82
MSCI US REIT (“RMS”)	100.00	104.20	100.39	98.55	92.94	91.35	95.63

As of March 27, 2017 there were approximately 34 record holders, and 17,605,675 shares of common stock issued and outstanding. As of December 31, 2016 and December 31, 2015, there were 17,605,675 and 250,000 outstanding shares of common stock, respectively.

Pursuant to a previously declared dividend approved by the Board of Directors of the Company (the “Board) and in compliance with applicable provisions of the Maryland General Corporation Law, the Company has paid a monthly dividend of $0.0852 per share each month during the four-month period from January 2016 through April 2016 in the total amount of $285,703. Additionally, on September 14, 2016, the Company announced the declaration of a cash dividend of $0.20 per share of common stock to stockholders of record as of September 27, 2016 and to the holders of the LTIP units that were granted on July 1, 2016. This dividend, in the amount of $3,592,786, was paid on October 11, 2016. On December 14, 2016, the Company announced the declaration of a cash dividend of $0.20 per share of common stock to stockholders of record as of December 27, 2016 and to the holders of the LTIP units that were granted on July 1, 2016 and December 21, 2016. This dividend, in the amount of $3,604,037, was accrued as of December 31, 2016 and subsequently paid on January 10, 2017. Total dividends paid to holders of the Company’s common stock was $3,878,489 during the year ended December 31, 2016.

Total dividends paid to holders of the Company’s common stock was $255,600 during the year ended December 31, 2015.

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

Background

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

We formed our Operating Partnership in March 2016 and contributed all of our then-owned healthcare facilities to the Operating Partnership in exchange for common units of limited partnership interest in the Operating Partnership. We own Global Medical REIT GP, LLC, a Delaware limited liability company, which is the sole general partner of our Operating Partnership. We intend to conduct all future acquisition activity and operations through our Operating Partnership.

Initial Public Offering

On July 1, 2016, the Company closed its initial public offering and issued 13,043,479 shares of its common stock at a price of $10.00 per share resulting in gross proceeds of $130,434,790. After deducting underwriting discounts and commissions, advisory fees, and other offering expenses, the Company received net proceeds from the offering of $120,773,630. Additionally, on July 11, 2016, the underwriters exercised their over-allotment option in full, resulting in the issuance by the Company of an additional 1,956,521 shares of the Company’s common stock at a price of $10.00 per share for gross proceeds of $19,565,210. After deducting underwriting discounts and expenses, advisory fees, and other offering expenses, the Company received net proceeds from the over-allotment option shares of $18,195,645. Total shares issued by the Company in the initial public offering, including over-allotment option shares, were 15,000,000 shares and the total net proceeds received were $137,288,016, which represented gross proceeds received of $138,969,275 net of $1,681,259 in costs directly attributable to the initial public offering that were deferred and paid.

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

2016 Equity Incentive Plan

Prior to the completion of the initial public offering on July 1, 2016, the Board approved and adopted the 2016 Equity Incentive Plan. The purposes of the 2016 Equity Incentive Plan are to attract and retain qualified persons upon whom, in large measure, our sustained progress, growth and profitability depend, to motivate the participants to achieve long-term company goals and to more closely align the participants’ interests with those of our other stockholders by providing them with a proprietary interest in our growth and performance. An aggregate of 414,504 long term incentive plan (“LTIP”) units were granted during the year ended December 31, 2016 pursuant to the 2016 Equity Incentive Plan. In addition, an aggregate of 817,893 additional shares are available for future issuance under our 2016 Equity Incentive Plan. As disclosed in Note 12 – “Subsequent Events,” on February 28, 2017, the Company’s Board approved the recommendations of the Compensation Committee of the Board with respect to the granting of 2017 Annual Performance-Based LTIP Awards and Long-Term Performance-Based Incentive LTIP Awards to the executive officers of the Company and other employees of the Advisor who perform services for the Company.

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

Purchase of Real Estate

Transactions in which real estate assets are purchased that are not subject to an existing lease are treated as asset acquisitions and are recorded at their purchase price, including capitalized acquisition costs, which is allocated to land and building based upon their relative fair values at the date of acquisition. Transactions in which real estate assets are acquired either subject to an existing lease or as part of a portfolio level transaction with significant leasing activity are treated as a business combination under Accounting Standards Codification (“ASC”) Topic 805, Business Combinations, and the assets acquired and liabilities assumed, including identified intangible assets and liabilities, are recorded at their fair value. Fair value is determined based upon the guidance of ASC Topic 820, Fair Value Measurements and Disclosures and generally are determined using Level 2 inputs, such as rent comparables, sales comparables, and broker indications. Although Level 3 Inputs are utilized, they are minor in comparison to the Level 2 data used for the primary assumptions. The determination of fair value involves the use of significant judgment and estimates. We make estimates to determine the fair value of the tangible and intangible assets acquired and liabilities assumed using information obtained from multiple sources, including pre-acquisition due diligence, and we routinely utilize the assistance of a third party appraiser. Initial valuations are subject to change until the information is finalized, no later than 12 months from the acquisition date. We expense transaction costs associated with acquisitions accounted for as business combinations in the period incurred.

Details regarding the valuation of tangible assets:

The fair value of land is determined using the sales comparison approach whereby recent comparable land sales and listings are gathered and summarized. The available market data is analyzed and compared to the land being valued and adjustments are made for dissimilar characteristics such as market conditions, size, and location. We estimate the fair value of buildings acquired on an as-if-vacant basis and depreciate the building value over its estimated remaining life. We determine the fair value of site improvements (non-building improvements that include paving and other) using the cost approach, with a deduction for depreciation, and depreciate the site improvements over their estimated remaining useful lives. Tenant improvements represent fixed improvements to tenant spaces, the fair value of which is estimated using prevailing market tenant improvement allowances that would be given to attract a new tenant, estimated based on the assumption that it is a necessary cost of leasing up a vacant building. Tenant improvements are amortized over the remaining term of the lease. As of December 31, 2016, the Company’s recorded site improvements of $1,465,273 and tenant improvement of $1,186,014, resulting from the acquisitions of the HealthSouth facilities and the Ellijay facilities, respectively.

Details regarding the valuation of intangible assets:

In determining the fair value of in-place leases (the avoided cost associated with existing in-place leases) management considers current market conditions and costs to execute similar leases in arriving at an estimate of the carrying costs during the expected lease-up period from vacant to existing occupancy. In estimating carrying costs, management includes reimbursable (based on market lease terms) real estate taxes, insurance, other operating expenses, as well as estimates of lost market rental revenue during the expected lease-up periods. The values assigned to in-place leases are amortized over the remaining term of the lease.

The fair value of above-or-below market leases is estimated based on the present value (using an interest rate which reflected the risks associated with the leases acquired) of the difference between contractual amounts to be received pursuant to the leases and management’s estimate of market lease rates measured over a period equal to the estimated remaining term of the lease. An above market lease is classified as an intangible asset and a below market lease is classified as an intangible liability. The capitalized above-market or below-market lease intangibles are amortized as a reduction of or an addition to rental income over the estimated remaining term of the respective leases. The capitalized above-market lease intangible is amortized as a reduction of rental revenue and the below-market lease intangible is amortized as an addition to rental revenue over the estimated remaining term of the respective leases.

Intangible assets related to leasing costs consist of leasing commissions and legal fees. Leasing commissions are estimated by multiplying the remaining contract rent associated with each lease by a market leasing commission. Legal fees represent legal costs associated with writing, reviewing, and sometimes negotiating various lease terms. Leasing costs are amortized over the remaining useful life of the respective leases.

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

Revenue Recognition

The Company’s operations currently consist of rental revenue earned from tenants under leasing arrangements which provide for minimum rent and escalations. These leases are accounted for as operating leases. For operating leases with contingent rental escalators revenue is recorded based on the contractual cash rental payments due during the period. Revenue from leases with fixed annual rental escalators are recognized on a straight-line basis over the initial lease term, subject to a collectability assessment. If the Company determines that collectability of rents is not reasonably assured, future revenue recognition is limited to amounts contractually owed and paid, and, when appropriate, an allowance for estimated losses is established.

The Company consistently assesses the need for an allowance for doubtful accounts, including an allowance for operating lease straight-line rent receivables, for estimated losses resulting from tenant defaults, or the inability of tenants to make contractual rent and tenant recovery payments. The Company also monitors the liquidity and creditworthiness of its tenants and operators on a continuous basis. This evaluation considers industry and economic conditions, property performance, credit enhancements and other factors. For operating lease straight-line rent amounts, the Company's assessment is based on amounts estimated to be recoverable over the term of the lease. As of December 31, 2016 and December 31, 2015 no allowance was recorded as it was not deemed necessary.

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

The Company considers the carrying values of cash and cash equivalents, escrow deposits, accounts and other receivables, and accounts payable and accrued expenses to approximate the fair value for these financial instruments because of the short period of time since origination or the short period of time between origination of the instruments and their expected realization. Due to the short-term nature of these instruments, Level 1 and Level 2 inputs are utilized to estimate the fair value of these financial instruments. The fair values determined related to the Company’s transactions that are accounted for as business combinations primarily utilizes Level 2 inputs since there is heavy reliance on market observable data such as rent comparables, sales comparables, and broker indications. Although some Level 3 inputs are utilized they are minor in comparison to the Level 2 date used for the primary assumptions as it relates to business combination valuations.

Stock-Based Compensation

The Company expenses the fair value of unit awards in accordance with the fair value recognition requirements of ASC Topic 718, Compensation-Stock Compensation, and ASC Topic 505, Equity. Under ASC Topic 718, the Company’s independent directors are deemed to be employees and therefore compensation expense for these units is recognized based on the price of $10.00 per unit, the closing share price for the Company’s common stock at the closing date of the initial public offering on July 1, 2016, ratably over the 12-month service period, using the straight line method. Under ASC Topic 505, the employees of the Advisor and its affiliates are deemed to be non-employees of the Company and therefore compensation expense for these units is recognized using the share price of the Company’s common stock at the end of the reporting period, ratably over the 41-month or 53-month service period, respectively, depending on the grant terms, using the straight line method.

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

We believe the following trends in the healthcare real estate market may negatively impact our lease revenues and the ability to make distributions to our shareholders:

•	changes in demand for and methods of delivering healthcare services;
•	changes in third party reimbursement methods and policies; and
•	increased scrutiny of billing, referral and other practices by U.S. federal and state authorities.

Components of the Company’s Revenues, Expenses and Cash Flows

Revenue

Rental revenue

Our operations currently consist of rental revenue earned from our tenant-operators under leasing arrangements which provide for minimum rent and escalations. The leases have been accounted for as operating leases. For operating leases with contingent rental escalators, revenue is recorded based on the contractual cash rental payments due during the period. Revenue from leases with fixed annual rental escalators are recognized on a straight-line basis over the initial lease period, subject to a collectability assessment. If we determine that collectability of rents is not reasonably assured, future revenue recognition is limited to amounts contractually owed and paid, and, when appropriate, an allowance for estimated losses is established. Additionally, the capitalized above-market lease intangible is amortized as a reduction of rental revenue and the below-market lease intangible is amortized as an addition to rental revenue over the estimated remaining term of the respective leases.

Other income

Other income consists primarily of interest income earned on the net proceeds received from our initial public offering.

Expenses

Acquisition fees

Acquisition fees represent expenses incurred with unaffiliated entities related to the acquisition of a facility, primarily incurred with acquisitions that are accounted for as business combinations.

Acquisition fees – related party

Acquisition fees – related party represented a fee paid by us to our Advisor for facility acquisitions in connection with the terms of the original management agreement. In accordance with the provisions of the amended and restated management agreement, which became effective July 1, 2016, the Advisor ceased charging us this acquisition fee.

General and administrative

General and administrative expense primarily includes professional fees and services (legal and accounting), general office expenses, ground rent related to the Omaha facility, and travel and related expenses.

Management fees – related party

In accordance with the terms of the Company’s initial management agreement between us and the Advisor, we owed the Advisor a base management fee equal to the greater of (a) 2.0% per annum of our net asset value (the value of our assets less the value of our liabilities), or (b) $30,000 per calendar month. Historically this fee has resulted in a monthly charge to us of $30,000. Upon completion of the Company’s initial public offering on July 1, 2016, the Company’s amended and restated management agreement, which was approved by the Board on June 13, 2016, became effective. Refer to Note 6 – “Related Party Transactions” for details regarding the amended and restated management agreement, the management fee expense incurred for the year ended December 31, 2016, and accrued management fees owed to the Advisor as of December 31, 2016.

Depreciation expense

Depreciation expense is computed using the straight-line method over the estimated useful lives of the buildings, site improvements, and tenant improvements, which are generally between 4 and 40 years.

Amortization expense

Amortization expense is incurred on the Company’s acquired lease intangible assets (consisting of in-place leases and leasing cost intangible assets) and is computed using the straight-line method over the remaining lives of the respective leases, which are generally between 4 and 10 years.

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

Consolidated Results of Operations

The major factor that resulted in variances in our results of operations for each revenue and expense category for the year ended December 31, 2016 compared to the year ended December 31, 2015 is due to the fact that as of December 31, 2016 our portfolio consisted of facilities from a total of 14 acquisitions, whereas as of December 31, 2015 only four of the 14 acquisitions had occurred.

As of December 31, 2016 the Company had facilities in its portfolio from the following acquisitions:

•	HealthSouth facilities (acquired December 20, 2016)
•	Ellijay facilities (acquired December 16, 2016)
•	Carson City facilities (acquired October 31, 2016)
•	Sandusky facilities (acquired October 7, 2016)
•	Watertown (acquired September 30, 2016)
•	East Orange (acquired September 29, 2016)
•	Reading (acquired July 20, 2016)
•	Melbourne (acquired March 31, 2016)
•	Westland (acquired March 31, 2016)
•	Plano (acquired January 28, 2016)
•	Tennessee facilities (acquired December 31, 2015)
•	West Mifflin (acquired September 25, 2015)
•	Asheville (acquired September 19, 2014)
•	Omaha (acquired June 5, 2014)

As of December 31, 2015 the Company had facilities in its portfolio from the following acquisitions:

•	Tennessee facilities (acquired December 31, 2015)
•	West Mifflin (acquired September 25, 2015)
•	Asheville (acquired September 19, 2014)
•	Omaha (acquired June 5, 2014)

Revenues

Total revenue for the year ended December 31, 2016 was $8,210,330, compared to $2,061,667 for the year ended December 31, 2015, an increase of $6,148,663. The increase is the result of rental revenue derived from the base rental receipts from the ten additional facilities that we acquired during the current year as well as from the recognition of a full year of rental revenue related to the West Mifflin and Tennessee facilities that we acquired in late 2015. Additionally, the “other income” component of total revenue increased during the current year primarily as a result of interest earned on the unexpended net proceeds received from the initial public offering.

Acquisition Fees

Acquisition fees to unrelated parties for the year ended December 31, 2016 were $1,568,470, compared to zero for the year ended December 31, 2015. These acquisition fees were primarily incurred on our acquisitions that were accounted for as business combinations. As discussed in the “acquisition fees – related party” discussion below, prior to the amended and restated management agreement between us and our Advisor, which became effective on July 1, 2016, acquisition fees were incurred and payable to our Advisor.

Acquisition Fees – related party

Acquisition fees – related party for the year ended December 31, 2016 were $754,000, compared to $627,000 for the year ended December 31, 2015, an increase of $127,000. The current year expense includes acquisition fees that were incurred and paid to our Advisor in accordance with the management agreement that was in place at that time (consisting of $350,000, $309,000 and $95,000 in connection with the acquisitions of the Plano, Melbourne, and Westland facilities, respectively) compared to $627,000 of acquisition fees that were incurred and paid to our Advisor in the prior year (consisting of $400,000 and $227,000 in connection with the acquisitions of the Tennessee and West Mifflin facilities, respectively). As disclosed, under the amended and restated management agreement between us and our Advisor, which became effective on July 1, 2016, acquisition fees are no longer incurred and payable to our Advisor.

General and Administrative

General and administrative expenses for the year ended December 31, 2016 was $4,291,422, compared to $505,141 for the year ended December 31, 2015, an increase of $3,786,281. The increase results from non-cash compensation expense of approximately $1.7 million incurred related to the LTIP units that were granted during 2016, a $500,000 development fee incurred in connection with the Plano acquisition, as well as from increases in accounting and compliance costs associated with audit requirements related to the certain acquired properties and a general increase in this expense category (insurance, legal, business development) as a result of the ten additional facilities that we acquired during the current year. Additionally, in 2016 a full year of general and administrative expense was incurred related to the West Mifflin and Tennessee facilities that we acquired in late 2015.

Management Fees – related party

Management fees for the year ended December 31, 2016 were $1,434,294, compared to $360,000 for the year ended December 31, 2015, an increase of $1,074,294. The current year management fee was calculated based upon the terms of the amended and restated management agreement from July 1, 2016 through December 31, 2016 ($1,254,294 of expense) and the remainder was calculated based on the terms of the original management agreement from January 1, 2016 through June 30, 2016 ($180,000 of expense). The management fee for the prior year was calculated as $30,000 incurred per month in accordance with the terms of the original management agreement that was effective since April 1, 2014.

Depreciation Expense

Depreciation expense for the year ended December 31, 2016 was $2,334,664, compared to $659,671 for the year ended December 31, 2015, an increase of $1,674,993. The increase is primarily a result of depreciation expense incurred related to the additional ten facilities that we acquired and were included as part of our portfolio during the current year as well as from a full year of depreciation incurred on the West Mifflin and Tennessee facilities that we acquired in late 2015.

Amortization Expense

Amortization expense incurred for the year ended December 31, 2016 was $42,322, compared to no amortization for the year ended December 31, 2015. Amortization expense during the current year was incurred on the in-place lease and leasing cost intangibles related to the HealthSouth and Ellijay acquisitions that were accounted for as business combinations.

Interest Expense

Interest expense for the year ended December 31, 2016 was $4,138,608, compared to $1,519,102 for the year ended December 31, 2015, an increase of $2,619,506. The increase results from interest incurred on the Cantor Loan that was procured during the first quarter of 2016, a full year of interest expense incurred on third party debt and related party borrowings used to acquire facilities in the prior year, the early termination fee of $301,200 that was incurred related to the early pay-off of the Omaha facility debt, the amortization of debt issuance costs (recorded as interest expense) primarily incurred on the Cantor Loan, and full year of amortization of debt issuance costs that were incurred in connection with our West Mifflin and Tennessee acquisitions late in 2015.

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

We expect to satisfy our short-term liquidity requirements through our existing cash and cash equivalents, cash flow from operating activities, the proceeds of the initial public offering, and future borrowings under any other debt instruments we may enter into. On December 2, 2016, the Company, the Operating Partnership, as borrower, and certain subsidiaries (such subsidiaries, the “Subsidiary Guarantors”) of the Operating Partnership entered into a senior revolving credit facility (the “Credit Facility”) with BMO Harris Bank N.A., as Administrative Agent, which will initially provide up to $75 million in revolving credit commitments for the Operating Partnership. The Credit Facility includes an accordion feature that provides the Operating Partnership with additional capacity, subject to the satisfaction of customary terms and conditions of up to $125 million, for a total facility size of up to $200 million. The Subsidiary Guarantors and the Company are guarantors of the obligations under the Credit Facility. The amount available to borrow from time to time under the Credit Facility is limited according to a quarterly borrowing base valuation of certain properties owned by the Subsidiary Guarantors.

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

We intend to invest in additional properties as suitable opportunities arise and adequate sources of financing are available. We currently are evaluating additional potential acquisitions consistent with the normal course of our business. There can be no assurance as to whether or when any portion of these acquisitions will be completed. Our ability to complete acquisitions is subject to a number of risks and variables, including our ability to negotiate mutually agreeable terms with sellers and our ability to finance the acquisitions. We may not be successful in identifying and consummating suitable acquisitions, which may impede our growth and negatively affect our results of operations and may result in the use of a significant amount of management resources. We expect that future acquisitions of properties will depend on and will be financed, in whole or in part, by our existing cash, borrowings, including the Credit Facility or the proceeds from additional issuances and sales of our common stock, issuances and sales of preferred stock, issuances of OP units or the issuance and sale of other securities.

To qualify as a REIT for federal income tax purposes, we are required to distribute annually at least 90% of our REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains, and to pay tax at regular corporate rates to the extent that we annually distribute less than 100% of our net taxable income. Subject to the requirements of the Maryland General Corporation Law we intend to pay quarterly dividends to our stockholders, if and to the extent authorized by our Board.

Cash Flow Information

Net cash used in operating activities for the year ended December 31, 2016 was $2,723,166, compared with $208,801 used in operating activities for the year ended December 31, 2015. The increase during the current year was primarily derived from increases in the net loss, $1,443,585 in management fees paid to the Advisor, and increases in operating assets. The net cash used in operating activities was partially offset by increases in non-cash expenses such as depreciation expense, amortization of debt issuance costs, and LTIP compensation expense.

Net cash used in investing activities for the year ended December 31, 2016 was $150,357,587, compared with $32,338,990 used in investing activities for the year ended December 31, 2015. The increase during the current year was primarily derived from the completed acquisitions of ten facilities during 2016. Cash flows used in investing activities are heavily dependent upon the investment in properties and real estate assets. We anticipate cash flows used in investing activities to increase as we acquire additional properties in the future.

Net cash provided by financing activities for the year ended December 31, 2016 was $163,567,614 compared with $41,643,255 provided by financing activities for the year ended December 31, 2015. The increase during the current year was primarily derived from the net proceeds received from the initial public offering of $137,288,016, proceeds received from the revolving credit facility that was entered into and December 2016, and proceeds of $32,097,400 received from the Cantor Loan. These financing cash inflows were partially offset by the full repayment of the Omaha and Asheville third party debt, a partial payment of the remaining Convertible Debenture balance, and payments of dividends, deferred debt issuance costs, and deferred public offering costs.

Dividends

Pursuant to a previously declared dividend approved by the Board and in compliance with applicable provisions of the Maryland General Corporation Law, the Company has paid a monthly dividend of $0.0852 per share each month during the four-month period from January 2016 through April 2016 in the total amount of $285,703. Additionally, on September 14, 2016, the Company announced the declaration of a cash dividend of $0.20 per share of common stock to stockholders of record as of September 27, 2016 and to the holders of the LTIP units that were granted on July 1, 2016. This dividend, in the amount of $3,592,786, was paid on October 11, 2016. On December 14, 2016, the Company announced the declaration of a cash dividend of $0.20 per share of common stock to stockholders of record as of December 27, 2016 and to the holders of the LTIP units that were granted on July 1, 2016 and December 21, 2016. This dividend, in the amount of $3,604,037, was accrued as of December 31, 2016 and subsequently paid on January 10, 2017. Total dividends paid to holders of the Company’s common stock was $3,878,489 during the year ended December 31, 2016.

The amount of the dividends paid to our stockholders is determined by our Board and is dependent on a number of factors, including funds available for payment of dividends, our financial condition, capital expenditure requirements and annual dividend amount of offering proceeds that may be used to fund dividends, except that, in accordance with our organizational documents and Maryland law, we may not make dividend distributions that would: (i) cause us to be unable to pay our debts as they become due in the usual course of business; (ii) cause our total assets to be less than the sum of our total liabilities plus senior liquidation preferences; or (iii) jeopardize our ability to maintain our qualification as a REIT.

Non-GAAP Financial Measures

Funds from operations (“FFO”) and Adjusted funds from operations (“AFFO”) are non-GAAP financial measures within the meaning of the rules of the U.S. Securities and Exchange Commission. The Company considers FFO and AFFO to be important supplemental measures of its operating performance and believes FFO is frequently used by securities analysts, investors, and other interested parties in the evaluation of REITs, many of which present FFO when reporting their results. In accordance with the National Association of Real Estate Investment Trusts’ (“NAREIT”) definition, FFO means net income or loss [computed in accordance with generally accepted accounting principles (”GAAP”)] before non-controlling interests of holders of operating partnership units, excluding gains (or losses) from sales of property and extraordinary items, plus real estate related depreciation and amortization (excluding amortization of deferred financing costs), and after adjustments for unconsolidated partnerships and joint ventures. The Company did not incur any gains or losses from the sales of property or record any adjustments for unconsolidated partnerships and joint ventures during the years ended December 31, 2016 and December 31, 2015. Because FFO excludes real estate related depreciation and amortization (other than amortization of deferred financing costs), the Company believes that FFO provides a performance measure that, when compared period-over-period, reflects the impact to operations from trends in occupancy rates, rental rates, operating costs, development activities and interest costs, providing perspective not immediately apparent from the closest GAAP measurement, net income or loss.

Management calculates AFFO, which is also a non-GAAP financial measure, by modifying the NAREIT computation of FFO by adjusting it for certain non-cash and non-recurring items. For the Company these items include acquisition and disposition costs, loss on the extinguishment of debt, straight line deferred rental revenue, stock-based compensation expense, amortization of deferred financing costs, recurring capital expenditures, recurring lease commissions, recurring tenant improvements and other non-cash and non-recurring items. Management believes that reporting AFFO in addition to FFO is a useful supplemental measure for the investment community to use when evaluating the operating performance of the Company on a comparative basis. The Company’s FFO and AFFO computations may not be comparable to FFO and AFFO reported by other REITs that do not compute FFO in accordance with the NAREIT definition, that interpret the NAREIT definition differently than the Company does or that compute FFO and AFFO in a different manner.

A reconciliation of FFO for the years ended December 31, 2016 and 2015 is as follows:

	Year Ended December 31,
	2016	2015
	(unaudited)

Net loss	$(6,353,450)	$(1,609,247)
Depreciation and amortization expense	2,376,986	659,671
Amortization of above (below) market leases	(994)	-
FFO	$(3,977,458)	$(949,576)

FFO per Share	$(0.43)	$(3.80)

Weighted Average Shares Outstanding	9,302,244	250,000

A reconciliation of AFFO for the years ended December 31, 2016 and 2015 is as follows:

	Year Ended December 31,
	2016	2015
	(unaudited)

FFO	$(3,977,458)	$(949,576)
Acquisition costs	2,322,470	627,000
Straight line deferred rental revenue	(681,242)	(23,295)
Stock-based compensation expense	1,684,812	-
Amortization of deferred financing costs	350,444	126,535
AFFO	$(300,974)	$(219,336)

AFFO per Share	$(0.03)	$(0.88)

Weighted Average Shares Outstanding	9,302,244	250,000

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Global Medical REIT Inc.

Bethesda, Maryland

We have audited the accompanying consolidated balance sheets of Global Medial REIT Inc. and its subsidiaries (collectively, the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Global Medical REIT Inc. and its subsidiaries as of December 31, 2016 and 2015, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ MaloneBailey, LLP

www.malonebailey.com

Houston, Texas

March 27, 2017

GLOBAL MEDICAL REIT INC.

Consolidated Balance Sheets

	As of December 31,
	2016	2015
Assets

Investment in real estate:
Land	$17,785,001	$4,563,852
Building	179,253,398	51,574,271
Site improvements	1,465,273	-
Tenant improvements	1,186,014	-
	199,689,686	56,138,123
Less: accumulated depreciation	(3,323,915)	(989,251)
Investment in real estate, net	196,365,771	55,148,872
Cash	19,671,131	9,184,270
Restricted cash	941,344	447,627
Tenant receivables	212,435	-
Escrow deposits	1,212,177	454,310
Acquired lease intangible assets, net	7,144,276	-
Deferred assets	704,537	93,646
Deferred financing costs, net	927,085	-
Other assets	140,374	-
Total assets	$227,319,130	$65,328,725

Liabilities and Stockholders’ Equity (Deficit)

Liabilities:
Accounts payable and accrued expenses	$573,997	$683,857
Dividends payable	3,604,037	-
Security deposits	719,592	-
Due to related parties, net	580,911	847,169
Acquired lease intangible liability, net	277,917	-
Convertible debenture, due to related party	-	40,030,134
Notes payable to related parties	421,000	421,000
Notes payable, net of unamortized discount of $1,061,602 and $302,892 at December 31, 2016 and December 31, 2015, respectively	38,413,298	23,485,173
Revolving credit facility	27,700,000	-
Total liabilities	72,290,752	65,467,333
Stockholders' equity (deficit):
Preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock $0.001 par value, 500,000,000 shares authorized at December 31, 2016 and December 31, 2015, respectively; 17,605,675 and 250,000 shares issued and outstanding at December 31, 2016 and December 31, 2015, respectively	17,606	250
Additional paid-in capital	171,997,396	3,011,790
Accumulated deficit	(16,986,624)	(3,150,648)
Total stockholders' equity (deficit)	155,028,378	(138,608)
Total liabilities and stockholders' equity (deficit)	$227,319,130	$65,328,725

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL MEDICAL REIT INC.

Consolidated Statements of Operations

	Year Ended December 31,
	2016	2015

Revenue
Rental revenue	$8,079,555	$2,049,196
Other income	130,775	12,471
Total revenue	8,210,330	2,061,667

Expenses
Acquisition fees	1,568,470	-
Acquisition fees – related party	754,000	627,000
General and administrative	4,291,422	505,141
Management fees – related party	1,434,294	360,000
Depreciation expense	2,334,664	659,671
Amortization expense	42,322	-
Interest expense	4,138,608	1,519,102
Total expenses	14,563,780	3,670,914
Net loss	$(6,353,450)	$(1,609,247)

Net loss per share – Basic and Diluted	$(0.68)	$(6.44)

Weighted average shares outstanding – Basic and Diluted	9,302,244	250,000

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL MEDICAL REIT INC.

Consolidated Statements of Stockholders’ Equity (Deficit)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	$ Amount	Capital	Deficit	Total

Balances, December 31, 2014	250,000	$250	3,011,790	$(1,285,801)	$1,726,239

Net loss	-	-	-	(1,609,247)	(1,609,247)

Dividends to stockholders	-	-	-	(255,600)	(255,600)

Balances, December 31, 2015	250,000	$250	$3,011,790	$(3,150,648)	$(138,608)

Net loss	-	-	-	(6,353,450)	(6,353,450)

Issuance of initial public offering shares of common stock	15,000,000	15,000	138,954,275	-	138,969,275

Reclassification of deferred initial public offering costs	-	-	(1,681,259)	-	(1,681,259)

Conversion of convertible debenture due to related party to shares of common stock	2,355,675	2,356	30,027,778	-	30,030,134

Stock-based compensation expense	-	-	1,684,812	-	1,684,812

Dividends to stockholders	-	-	-	(7,482,526)	(7,482,526)

Balances, December 31, 2016	17,605,675	$17,606	$171,997,396	$(16,986,624)	$155,028,378

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL MEDICAL REIT INC.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2016	2015
Operating activities
Net loss	$(6,353,450)	$(1,609,247)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	2,334,664	659,671
Amortization of deferred financing costs	350,444	126,535
Amortization of acquired lease intangible assets	42,322	-
Amortization of above (below) market leases	(994)	-
Stock-based compensation expense	1,684,812	-
Changes in operating assets and liabilities:
Restricted cash	(558,079)	-
Tenant receivables	(212,435)	2,793
Deferred assets	(681,242)	(93,646)
Accounts payable and accrued expenses	(39,509)	345,093
Security deposits	719,592	-
Accrued management fees due to related party	(9,291)	360,000
Net cash used in operating activities	(2,723,166)	(208,801)

Investing activities
Escrow deposits for purchase of properties	104,310	(439,433)
Loan repayments from (made to) related parties	137,727	(135,196)
Cash paid for pre-acquisition costs	(140,374)	-
Acquisition of land, buildings, and other tangible and intangible assets and liabilities	(150,459,250)	(31,764,361)
Net cash used in investing activities	(150,357,587)	(32,338,990)

Financing activities
Net proceeds received from initial public offering	137,288,016	-
Change in restricted cash	64,362	(249,908)
Escrow deposits required by third party lenders	(862,177)	-
Loan (repayments to) received from related parties	(394,694)	291,597
Proceeds from convertible debenture, due to related party	-	34,584,032
Repayments of convertible debenture, due to related party	(10,000,000)	-
Proceeds from notes payable to related parties	1,950,000	382,805
Repayments of notes payable from related parties	(1,950,000)	-
Proceeds received from revolving credit facility	27,700,000	-
Proceeds from notes payable related to acquisitions	41,320,900	7,377,500
Payments on notes payable related to acquisitions	(25,634,065)	(349,435)
Payments of deferred financing costs	(2,036,239)	(137,736)
Dividends paid to stockholders	(3,878,489)	(255,600)
Net cash provided by financing activities	163,567,614	41,643,255

Net increase in cash and cash equivalents	10,486,861	9,095,464
Cash and cash equivalents—beginning of period	9,184,270	88,806
Cash and cash equivalents—end of period	$19,671,131	$9,184,270
Supplemental cash flow information:
Cash payments for interest	$4,099,426	$1,165,157
Noncash financing and investing activities:
Conversion of convertible debenture due to related party to shares of common stock	$30,030,134	$-
Reclassification of deferred initial public offering costs to additional paid-in capital	$1,681,259	$-
Accrued dividends payable	$3,604,037	$-

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

The Company holds its facilities and conducts its operations through a Delaware limited partnership subsidiary called Global Medical REIT L.P. (the “Operating Partnership”). The Company serves as the sole general partner of the Operating Partnership through a wholly-owned subsidiary of the Company called Global Medical REIT GP LLC (the “GP”), a Delaware limited liability company. As of December 31, 2016, the Company was the 97.7% limited partner of the Operating Partnership, with the remaining 2.3% owned by the holders of the Company’s long term incentive plan (“LTIP”) units. Refer to Note 7 – “2016 Equity Incentive Plan” for additional information regarding the LTIP units. The Company has contributed all of its healthcare facilities to the Operating Partnership in exchange for common units of limited partnership interest in the Operating Partnership. The Company intends to conduct all future acquisition activity and operations through the Operating Partnership. The Operating Partnership has separate wholly-owned Delaware limited liability company subsidiaries that were formed for each healthcare facility acquisition.

Completed Initial Public Offering Related Events

On June 13, 2016, in anticipation of the Company’s initial public offering that closed on July 1, 2016, the board of directors of the Company (the “Board”) approved an amendment and restatement of the Company’s Amended and Restated Bylaws (as amended and restated, the “Bylaws”), effective on that date. The following is a summary of the amendments to the Bylaws. In addition to the amendments described below, the Bylaws include certain changes to clarify language and consistency with Maryland law and the listing requirements of the New York Stock Exchange and to make various technical revisions and non-substantive changes.

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

On June 28, 2016, the Company, the Advisor, and the Operating Partnership entered into an Underwriting Agreement with Wunderlich Securities, Inc., as representative of the several underwriters named therein, relating to the offer and sale of the Company’s common stock in its initial public offering. On July 1, 2016, the Company closed its initial public offering and issued 13,043,479 shares of its common stock at a price of $10.00 per share resulting in gross proceeds of $130,434,790. After deducting underwriting discounts, advisory fees, and commissions, for a total of $9,661,160, the Company received net proceeds from the offering of $120,773,630. Additionally, on July 11, 2016 the underwriters exercised their over-allotment option in full, resulting in the issuance by the Company of an additional 1,956,521 shares of the Company’s common stock at a price of $10.00 per share for gross proceeds of $19,565,210. After deducting underwriting discounts, advisory fees, and commissions of $1,369,565, the Company received net proceeds from the over-allotment option shares of $18,195,645. Transaction costs incurred in connection with the offering, in addition to the underwriting discounts, advisory fees, and commissions paid, were approximately $1,681,259. As disclosed in Note 2 – “Summary of Significant Accounting Policies,” these transaction costs were recorded as a deferred asset. On July 1, 2016, upon completion of the initial public offering, this deferred asset balance was netted against additional paid-in capital on the accompanying Consolidated Balance Sheet as of December 31, 2016. Total shares issued by the Company in the initial public offering, including over-allotment option shares, were 15,000,000 shares and the total net proceeds received were $137,288,016, which represented gross proceeds received of $138,969,275 net of $1,681,259 in costs directly attributable to the initial public offering that were deferred and paid. See Note 2 – “Summary of Significant Accounting Policies – Deferred Assets” for additional information related to these costs.

Use of Proceeds:

The Company designated the following uses for the net proceeds of the initial public offering:

•	approximately $14.9 million ($14.6 million in principal outstanding as of July 1, 2016 and an early termination fee of $0.3 million) to repay the outstanding loan from Capital One encumbering the Company’s Omaha Facility on July 11, 2016 (see Note 4 – “Notes Payable Related to Acquisitions and Revolving Credit Facility”);

•	$10.0 million to repay a portion of the Company’s outstanding 8.0% convertible debentures held by ZH USA, LLC on July 8, 2016 (see Note 6 – “Related Party Transactions”);

•	$9.38 million in aggregate to acquire the Reading Facilities on July 20, 2016 (see Note 3 – “Property Portfolio”);

•	$1.5 million to repay the outstanding interest free loan from ZH USA, LLC on July 8, 2016 (see Note 6 – “Related Party Transactions”); and

•	the remaining approximately $101.6 million for the acquisition of properties in the Company’s investment pipeline, properties under letter of intent and other potential acquisitions, capital improvements to the Company’s properties and general corporate and working capital purposes. See Note 3 – “Property Portfolio” for proceeds used to acquire properties during the year.

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

Note 2 – Summary of Significant Accounting Policies

Consolidation Policy

The accompanying consolidated financial statements include the accounts of the Company, including the Operating Partnership and its wholly-owned subsidiaries, and the interests in the Operating Partnership held by the LTIP unit holders, which the Operating Partnership has control over and therefore consolidates. These LTIP units represent “noncontrolling interests” and have no value as of December 31, 2016 as they have not been converted into OP Units and therefore did not participate in the Company’s consolidated net loss. At the time when there is value associated with the noncontrolling interests, the Company will classify such interests as a component of consolidated equity, separate from the Company’s total stockholder’s equity on its Consolidated Balance Sheets. Additionally, net income or loss will be allocated to noncontrolling interests based on their respective ownership percentage of the Operating Partnership. All material intercompany balances and transactions between the Company and its subsidiaries have been eliminated.

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires the Company to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and footnotes. Actual results could differ from those estimates.

Revenue Recognition

The Company’s operations currently consist of rental revenue earned from tenants under leasing arrangements which provide for minimum rent and escalations. The leases have been accounted for as operating leases. For operating leases with contingent rental escalators revenue is recorded based on the contractual cash rental payments due during the period. Revenue from leases with fixed annual rental escalators are recognized on a straight-line basis over the initial lease term, subject to a collectability assessment, with the difference between the contractual rental receipts and the straight-line amounts recorded as a “deferred rent receivable.”

The Company consistently assesses the need for an allowance for doubtful accounts, including an allowance for operating lease straight-line rent receivables, for estimated losses resulting from tenant defaults, or the inability of tenants to make contractual rent and tenant recovery payments. The Company also monitors the liquidity and creditworthiness of its tenants and operators on a continuous basis. This evaluation considers industry and economic conditions, property performance, credit enhancements and other factors. For operating lease straight-line rent amounts, the Company's assessment is based on amounts estimated to be recoverable over the term of the lease. As of December 31, 2016 and December 31, 2015 no allowance was recorded as it was not deemed necessary.

Purchase of Real Estate

Transactions in which real estate assets are purchased that are not subject to an existing lease are treated as asset acquisitions and are recorded at their purchase price, including capitalized acquisition costs, which is allocated to land and building based upon their relative fair values at the date of acquisition. Transactions in which real estate assets are acquired either subject to an existing lease or as part of a portfolio level transaction with significant leasing activity are treated as a business combination under Accounting Standards Codification (“ASC”) Topic 805, Business Combinations, and the assets acquired and liabilities assumed, including identified intangible assets and liabilities, are recorded at their fair value. Fair value is determined based upon the guidance of ASC Topic 820, Fair Value Measurements and Disclosures and generally are determined using Level 2 inputs, such as rent comparables, sales comparables, and broker indications. Although Level 3 Inputs are utilized, they are minor in comparison to the Level 2 data used for the primary assumptions. The determination of fair value involves the use of significant judgment and estimates. The Company makes estimates to determine the fair value of the tangible and intangible assets acquired and liabilities assumed using information obtained from multiple sources, including pre-acquisition due diligence, and the Company routinely utilize the assistance of a third party appraiser. Initial valuations are subject to change until the information is finalized, no later than 12 months from the acquisition date. The Company expenses transaction costs associated with acquisitions accounted for as business combinations in the period incurred.

Details regarding the valuation of tangible assets in business combination:

The fair value of land is determined using the sales comparison approach whereby recent comparable land sales and listings are gathered and summarized. The available market data is analyzed and compared to the land being valued and adjustments are made for dissimilar characteristics such as market conditions, size, and location. The Company estimates the fair value of buildings acquired on an as-if-vacant basis and depreciate the building value over its estimated remaining life. The Company determines the fair value of site improvements (non-building improvements that include paving and other) using the cost approach, with a deduction for depreciation, and depreciate the site improvements over their estimated remaining useful lives. Tenant improvements represent fixed improvements to tenant spaces, the fair value of which is estimated using prevailing market tenant improvement allowances that would be given to attract a new tenant, estimated based on the assumption that it is a necessary cost of leasing up a vacant building. Tenant improvements are amortized over the remaining term of the lease.

Details regarding the valuation of intangible assets in business combination:

In determining the fair value of in-place leases (the avoided cost associated with existing in-place leases) management considers current market conditions and costs to execute similar leases in arriving at an estimate of the carrying costs during the expected lease-up period from vacant to existing occupancy. In estimating carrying costs, management includes reimbursable (based on market lease terms) real estate taxes, insurance, other operating expenses, as well as estimates of lost market rental revenue during the expected lease-up periods. The values assigned to in-place leases are amortized over the remaining term of the lease.

The fair value of above-or-below market leases is estimated based on the present value (using an interest rate which reflected the risks associated with the leases acquired) of the difference between contractual amounts to be received pursuant to the leases and management’s estimate of market lease rates measured over a period equal to the estimated remaining term of the lease. An above market lease is classified as an intangible asset and a below market lease is classified as an intangible liability. The capitalized above-market lease intangible is amortized as a reduction of rental revenue and the below-market lease intangible is amortized as an addition to rental revenue over the estimated remaining term of the respective leases.

Intangible assets related to leasing costs consist of leasing commissions and legal fees. Leasing commissions are estimated by multiplying the remaining contract rent associated with each lease by a market leasing commission. Legal fees represent legal costs associated with writing, reviewing, and sometimes negotiating various lease terms. Leasing costs are amortized over the remaining useful life of the respective leases.

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

Cash and Cash Equivalents

The Company considers all demand deposits, cashier’s checks, money market accounts and certificates of deposits with a maturity of three months or less to be cash equivalents. The Company maintains their cash and cash equivalents and escrow deposits at financial institutions. The combined account balances may exceed the Federal Depository Insurance Corporation insurance coverage, and, as a result, there may be a concentration of credit risk related to amounts on deposit. The Company does not believe that this risk is significant.

Restricted Cash

The restricted cash balance of $941,344 as of December 31, 2016, consisted of $383,265 of cash required by a third party lender to be held by the Company as a reserve for debt service, $319,500 in a security deposit received from the Plano facility tenant at the inception of its lease, and $238,579 in funds held by the Company from certain of its tenants that the Company collected to pay specific tenant expenses, such as real estate taxes and in some cases insurance, on the tenant’s behalf. The restricted cash balance as of December 31, 2016 increased $493,717 from the balance as of December 31, 2015 of $447,627 as the December 31, 2015 balance consisted solely of funds required to be held by the Company as a reserve for debt service.

Tenant Receivables

The tenant receivables balance of $212,435 as of December 31, 2016, consisted of $28,599 in funds owned from the Company’s tenants for rent that the Company has earned but not received, $22,323 in other tenant related receivables, and $161,513 in funds owed by certain of the Company’s tenants for amounts the Company collects to pay specific tenant expenses, such as real estate taxes and in some cases insurance, on the tenants’ behalf. The tenant receivables balance was zero as of December 31, 2015.

Escrow Deposits

Escrow deposits include funds held in escrow to be used for the acquisition of future properties and for the payment of taxes, insurance, and other amounts as stipulated by the Company’s third party loan agreements. The escrow balance as of December 31, 2016 and December 31, 2015 was $1,212,177 and $454,310, respectively, an increase of $757,867. This increase resulted from deposits that were required to be held in escrow in the amount of $862,177 related to the Cantor Loan, as hereinafter defined, partially offset by $104,310 in escrow funds that were expended to acquire facilities during the year ended December 31, 2016. During the year ended December 31, 2015 funds in the amount of $439,433 were placed in escrow to acquire facilities. Refer to Note 3 – “Property Portfolio” and Note 4 – “Notes Payable Related to Acquisitions and Revolving Credit Facility,” respectively, for information regarding the facilities acquired and details regarding the Cantor Loan.

Deferred Assets

The deferred assets balance of $704,537 as of December 31, 2016, represented the Company’s deferred rent receivable balance resulting from the straight lining of revenue recognized for applicable tenant leases. During the year ended December 31, 2016, the Company deferred and paid $1,610,908 in specific incremental costs directly attributable to the offering of its equity securities bringing the total deferred incremental costs incurred balance to $1,681,259. Deferral of these incremental costs was in accordance with the provisions of Accounting Standards Codification (“ASC”) Topic 340, Other Assets and Deferred Costs. Also in accordance with the provisions of ASC Topic 340, upon the completion of the Company’s initial public offering on July 1, 2016, the $1,681,259 total deferred incremental cost balance was reclassified as a reduction of the Company’s additional paid-in capital balance in its accompanying Consolidated Balance Sheets. The deferred asset balance as of December 31, 2015 was $93,646, consisting of a deferred rent receivable balance of $23,295 and $70,351 in deferred costs incurred directly attributable to the Company’s offering of its equity securities.

Other Assets

Costs that are incurred prior to the completion of an acquisition are capitalized if all of the following conditions are met: (a) the costs are directly identifiable with the specific property, (b) the costs would be capitalized if the property were already acquired, and (c) acquisition of the property is probable. These costs are included with the value of the acquired property upon completion of the acquisition. The costs will be charged to expense when it is probable that the acquisition will not be completed.

Security Deposits Liability

The security deposits liability balance of $719,592 as of December 31, 2016 represented $319,500 in funds deposited by the Plano facility tenant at the inception of its lease and $400,092 in tenant funds the Company will use to pay for certain of its tenants’ expenses, such as real estate taxes and in some cases insurance, on the tenants’ behalf. See Note 3 – “Property Portfolio” for additional information regarding the Plano facility acquisition. The security deposits liability balance was zero as of December 31, 2015.

Debt Issuance Costs

Presentation of Unamortized Term Debt Issuance Costs as a Debt Discount

On April 7, 2015, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2015-03 entitled “Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”). Debt issuance costs include amounts paid to lenders and others to obtain financing and are amortized to interest expense on a straight-line basis over the term of the related loan, which approximates the effective interest method. In accordance with the provisions of ASU 2015-03, for fiscal years beginning after December 15, 2015, and interim periods within those years, term debt issuance costs related to a recognized debt liability must be reclassified and presented as a debt discount in the Consolidated Balance Sheets and presented as a direct reduction from the carrying amount of that debt liability. The application of ASU 2015-03 is required to be applied retrospectively. The Company early adopted ASU 2015-03 effective for the fiscal year ended December 31, 2015. The adoption of ASU 2015-03 represents a change in accounting principal. See Note 4 – “Notes Payable Related to Acquisitions and Revolving Credit Facility” for additional details.

Presentation of Unamortized Revolving Debt Issuance Costs as a Deferred Financing Asset

ASU 2015-03 was framed around the accounting for issuance costs related to term debt. As discussed in Note 4 – “Notes Payable Related to Acquisitions and Revolving Credit Facility,” on December 2, 2016 the Company entered into a revolving credit facility. The Company has deferred the debt issuance costs incurred related to securing the revolving credit facility and recorded the costs as an asset, net of accumulated amortization, entitled “deferred financing costs, net” in its Consolidated Balance Sheet as of December 31, 2016.

Related Party Disclosures

The Company enters into transactions with affiliated entities, or “related parties,” which are recorded net as “Due to Related Parties” in the accompanying Consolidated Balance Sheets. Related party disclosures are governed by ASC Topic 850, Related Party Disclosures. Refer to Note 6 – “Related Party Transactions” for additional information regarding the Company’s related party transactions.

Stock-Based Compensation

As disclosed in Note 7 – “2016 Equity Incentive Plan,” the Company grants LTIP unit awards to employees of its advisor and its affiliates, and to the Company’s independent directors. The Company expenses the fair value of unit awards in accordance with the fair value recognition requirements of ASC Topic 718, Compensation-Stock Compensation, and ASC Topic 505, Equity.

Depreciation Expense

Depreciation expense is computed using the straight-line method over the estimated useful lives of the buildings and improvements, which are generally between 4 and 40 years.

Income Taxes

The Company plans on electing to be taxed as a REIT for federal income tax purposes for the year ended December 31, 2016. REITs are generally not subject to federal income taxes if the Company can meet many specific requirements. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal and state income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate tax rates, and the Company may be ineligible to qualify as a REIT for subsequent tax years. Even if the Company qualifies as a REIT, it may be subject to certain state or local income taxes, and if the Company creates a Taxable REIT Subsidiary (“TRS”), the TRS will be subject to federal, state and local taxes on its income at regular corporate rates. The Company recognizes the tax effects of uncertain tax positions only if the position is more likely than not to be sustained upon audit, based on the technical merits of the position. The Company has not identified any material uncertain tax positions and recognizes interest and penalties in income tax expense, if applicable. The Company is currently not under examination by any income tax jurisdiction.

Net Loss Per Common Share

Basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net loss per common share is computed by dividing net loss attributable to common stockholders by the sum of the weighted average number of common shares outstanding plus any potential dilutive shares for the period.  As of December 31, 2015, the Convertible Debenture balance in the amount of $40,030,134 could be converted into 3,140,111 common shares, respectively (common stock equivalents) based on a conversion rate of $12.748 per share. As of December 31, 2016, 137,300 LTIPs had vested, none of which have been converted into OP units. The effect of the conversion of vested LTIP units into OP Units, and the conversion of OP Units into common stock is not reflected in the computation of basic and diluted earnings per share, as all units are exchangeable for common stock on a one-for-one basis and are anti-dilutive to the Company’s net loss for the year ended December 31, 2016. The Company considered the requirements of the two-class method when computing earnings per share. Earnings per share would not be affected by using the two-class method because the Company incurred a net loss for the year ended December 31, 2016.

Segment Reporting

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

The Company considers the carrying values of cash and cash equivalents, escrow deposits, accounts and other receivables, and accounts payable and accrued expenses to approximate the fair value for these financial instruments because of the short period of time since origination or the short period of time between origination of the instruments and their expected realization. Due to the short-term nature of these instruments, Level 1 and Level 2 inputs are utilized to estimate the fair value of these financial instruments. The fair values determined related to the Company’s transactions that are accounted for as business combinations primarily utilizes Level 2 inputs since there is heavy reliance on market observable data such as rent comparables, sales comparables, and broker indications. Although some Level 3 inputs are utilized they are minor in comparison to the Level 2 date used for the primary assumptions as it relates to business combination valuations.

Note 3 – Property Portfolio

Summary of Properties under Executed Asset Purchase Agreements as of December 31, 2016

Great Bend Facility

On December 30, 2016, the Company entered into a purchase contract with Great Bend Surgical Properties, LLC (“GB Seller”) to acquire, through a wholly owned subsidiary of the Operating Partnership, the buildings and land known as Great Bend Regional Hospital (the “GB Property”) located in Great Bend, Kansas for a purchase price of $24.5 million.

The GB Property is operated by Great Bend Regional Hospital, LLC (“GB Tenant”), a physician owned group. Upon the closing of the acquisition of the GB Property, the Company intends to lease the GB Property back to GB Tenant under a 15-year triple-net lease (the “GB Lease”), with two ten-year renewal options. The GB Lease will be guaranteed by the physician owners of the GB Tenant. Eventually the GB Lease will also be guaranteed by an employee stock ownership plan (“ESOP”). When the Company determines that the creditworthiness, operating history, and financial results of the ESOP are acceptable, the physicians will be released from the lease guarantee, and the ESOP will become the sole guarantor. The aggregate annual rent under the GB Lease will be $2,143,750, subject to annual rent escalations equal to the greater of 2% or Consumer Price Index, with a maximum increase of 10%. Upon the satisfaction of customary closing conditions, the Company expects to close this acquisition during the second quarter of 2017 and expects to fund the acquisition using borrowings from its revolving credit facility or other available cash. Refer to Note 4 – “Notes Payable Related to Acquisitions and Revolving Credit Facility,” for disclosure related to the revolving credit facility.

Sandusky Facilities

This transaction includes one medical property (out of a total portfolio of seven medical properties) located in Sandusky, Ohio, for which the Company assumed the original buyer’s interest in an asset purchase agreement effective September 29, 2016, for an allocated purchase price of $1.1 million. Upon the satisfaction of customary closing conditions, the Company expects to close this acquisition during the second quarter of 2017 and expects to fund the acquisition using borrowings from its revolving credit facility or other available cash. For details related to the completed acquisition of the five medical properties on October 7, 2016 for a purchase price of $4.6 million, refer to the disclosure in the “Summary of Properties Acquired During the Year Ended December 31, 2016,” immediately following this disclosure. For details regarding the one building that closed on March 10, 2017, refer to Note 12 – “Subsequent Events.”

Summary of Properties Acquired During the Year Ended December 31, 2016

During the year ended December 31, 2016, the Company completed 10 acquisitions. A description of each facility acquired is as follows.

HealthSouth Facilities

HealthSouth East Valley Rehabilitation Hospital – Mesa, AZ

On December 20, 2016, the Company, through a wholly owned subsidiary of the Operating Partnership, acquired, pursuant to a purchase contract (the “Mesa PSA”) with HR ACQUISITION I CORPORATION (the “Mesa Seller”) the land and buildings known as the HealthSouth East Valley Rehabilitation Hospital (the “Mesa Property”) located in Mesa, AZ from the Mesa Seller for a purchase price of $22,350,000.

Upon the closing of the acquisition of the Mesa Property, the Company assumed from the Mesa Seller the existing triple-net lease agreement (the “Mesa Lease”) pursuant to which the Mesa Property is leased to HealthSouth Mesa Rehabilitation Hospital, LLC with a remaining initial lease term of approximately eight years, subject to four consecutive five-year renewal options by the tenant, which lease is guaranteed by HealthSouth Corporation (“HealthSouth”). The aggregate annual rent for the Mesa Property is currently $1,710,617, subject to 3% annual rent escalations. HealthSouth Mesa Rehabilitation Hospital, LLC has the option under the Mesa Lease to purchase the Mesa Property at the end of the initial lease term and at the end of each renewal term thereof, if any, upon the terms and conditions set forth in the Mesa Lease.

HealthSouth Rehabilitation Hospital of Altoona – Altoona, PA

On December 20, 2016, the Company, through a wholly owned subsidiary of the Operating Partnership, acquired, pursuant to a purchase contract (the “Altoona PSA”) with HR ACQUISITION OF PENNSYLVANIA, INC. (the “Altoona Seller”) the land and building comprising the HealthSouth Rehabilitation Hospital of Altoona (the “Altoona Property”) located in Altoona, PA from the Altoona Seller for a purchase price of $21,545,000.

Upon the closing of the acquisition of the Altoona Property, the Company assumed from the Altoona Seller the existing triple-net lease agreement (the “Altoona Lease”) pursuant to which the Altoona Property is leased to HealthSouth with a remaining initial lease term of approximately 4.5 years, subject to two consecutive five-year renewal options by the tenant. The annual rent for the Altoona Property is currently $1,635,773, subject to annual rent escalations based on increases in the consumer price index, or CPI, but not greater than 4% nor less than 2%.

HealthSouth Rehabilitation Hospital of Mechanicsburg – Mechanicsburg, PA

On December 20, 2016, the Company, through a wholly owned subsidiary of the Operating Partnership, pursuant to a purchase contract (the “Mechanicsburg PSA” and together with the Mesa PSA and the Altoona PSA, and the transactions contemplated thereby, the “Transactions”) with HR ACQUISITION OF PENNSYLVANIA, INC. (the “Lease Assignor” and PENNSYLVANIA HRT, INC. (“HRT”), Lease Assignor and HRT collectively referred to as “Mechanicsburg Seller”) (i) acquired the land and building comprising the HealthSouth Rehabilitation Hospital of Mechanicsburg (the “Mechanicsburg Property”) located in Mechanicsburg, PA from the Mechanicsburg Seller for a purchase price of $24,198,000; and (ii) accepted an assignment of the ground lessee’s interest (the “Assignment”) in the Ground Lease dated May 1, 1996 from the Lease Assignor, whereby HRT ground leased the Mechanicsburg Property to the Lease Assignor.

Upon the closing of the acquisition of the Mechanicsburg Property and acceptance of the Assignment, the Company assumed from the Lease Assignor the existing triple-net lease agreement (the “Mechanicsburg Lease”) pursuant to which the Mechanicsburg Property is leased to HealthSouth with a remaining initial lease term of approximately 4.5 years, subject to two consecutive five-year renewal options by the tenant. The annual rent for the Mechanicsburg Property is currently $1,836,886, subject to annual rent escalations based on increases in the CPI, but not greater than 4% nor less than 2%. HealthSouth has the option under the Mechanicsburg Lease to purchase the Mechanicsburg Property at the end of the initial lease term and at the end of each renewal term thereof, if any, upon the terms and conditions set forth in the Mechanicsburg Lease.

The obligations under the Mesa Lease are guaranteed by HealthSouth (NYSE: HLS). Additionally, HealthSouth is the tenant of the leases for both the Altoona Property and the Mechanicsburg Property. Information about HealthSouth, including its audited historical financial statements, can be obtained from its Annual Report on Form 10-K and other reports and filings available on its website at http://www.healthsouth.com/ or on the SEC website at www.sec.gov. The HealthSouth acquisitions were funded using the Company’s revolving credit facility and available cash.

Accounting Treatment

The Company accounted for the acquisitions of the three HealthSouth facilities as business combinations in accordance with the provisions of ASC Topic 805.

The following table presents the preliminary purchase price allocation for the assets acquired as part of the HealthSouth facilities acquisitions:

Land and site improvements	$5,614,486
Building and tenant improvements	56,220,509
In place leases	5,154,249
Above market lease intangibles	74,096
Leasing costs	1,088,813
Below market lease intangibles	(59,153)
Total purchase price	$68,093,000

The above allocation is preliminary and subject to revision within the measurement period, not to exceed one year from the date of the acquisition.

Ellijay Facilities

On December 16, 2016, pursuant to the terms of an asset purchase agreement between the Company, as Purchaser, and SunLink Healthcare Professional Property, LLC, a Georgia limited liability company, as seller (“SunLink”), the Company acquired three buildings, consisting of one medical office building and two ancillary healthcare related buildings (the “Facilities”), encompassing an aggregate of 44,162 square feet located in Ellijay, Georgia, for a purchase price of $4.9 million. The acquisitions included the SunLink Facilities, together with the real property, the improvements, and all appurtenances thereto owned by the SunLink. The SunLink Facilities are operated by Piedmont Mountainside Hospital, Inc., the existing tenant of the SunLink Facilities (“Piedmont”).

Upon the closing of the transaction, the Company assumed the previous landlord’s interest in the existing 10-year triple-net lease with Piedmont, effective as of July 1, 2016 and expiring in 2026. The acquisition was funded using a portion of the proceeds from the Company’s initial public offering.

Accounting Treatment

The Company accounted for the acquisition of the Ellijay facilities as a business combination in accordance with the provisions of ASC Topic 805.

The following table presents the preliminary purchase price allocation for the assets acquired as part of the HealthSouth facilities acquisition:

Land and site improvements	$913,509
Building and tenant improvements	3,336,809
In place leases	672,307
Leasing commissions and legal fees	197,576
Below market lease intangibles	(220,201)
Total purchase price	$4,900,000

The above allocation is preliminary and subject to revision within the measurement period, not to exceed one year from the date of the acquisition.

Carson City Facilities

On September 27, 2016, the Company assumed the original buyer’s interest in an asset purchase agreement between the original buyer and Carson Medical Complex, a Nevada general partnership, as seller (“Carson”). On October 31, 2016, the Company, pursuant to the asset purchase agreement, acquired two medical office buildings (the “Carson Facilities”), encompassing an aggregate of 20,632 square feet, located in Carson City, Nevada for a purchase price of $3.8 million (approximately $4.0 million including legal and related fees). The acquisitions included the Carson Facilities, together with the real property, the improvements, and all appurtenances thereto owned by Carson. The Carson Facilities are operated by Carson Medical Group, a Nevada professional corporation, the existing tenant of the Carson Facilities (the “Carson Tenant”).

Upon the closing of the transaction, the Company assumed the previous landlord’s interest in the existing 7-year triple-net lease with Carson Tenant, effective as of October 31, 2016 and expiring in 2023. The lease provides for one five-year extension at the option of the Carson Tenant. The acquisition was funded using a portion of the proceeds from the Company’s initial public offering.

Sandusky Facilities

On September 29, 2016, the Company assumed the original buyer’s interest in an asset purchase agreement between the original buyer and NOMS Property, LLC and Northern Ohio Medical Specialists, LLC, both Ohio limited liability companies, as sellers (“NOMS,” and together with NOMS Property, LLC, the “NOMS Sellers”), to acquire a portfolio of seven medical properties (the “NOMS Facilities”) known as the NOMS portfolio located in Sandusky, Ohio, for a total purchase price of $10.0 million. The acquisition included the NOMS Facilities, together with the real property, the improvements, and all appurtenances thereto. The NOMS Facilities are operated by NOMS, the existing tenant of the NOMS Facilities (the “NOMS Tenant”).

On October 7, 2016, pursuant to the terms of the above-referenced asset purchase agreement, the Company acquired five of the seven properties comprising the NOMS Facilities (the “Five Properties”). The Five Properties encompassed an aggregate of 24,184 square feet, and the Company purchased the Five Properties for the allocated purchase price of $4.6 million (approximately $4.7 million including legal and related fees) of the total $10 million purchase price. Upon its acquisition of the Five Properties, the Company entered into a new 11-year triple-net lease with NOMS Tenant, effective as of October 7, 2016, and expiring in 2027. The lease provides for four additional five-year renewal options. The acquisition of the Five Properties was funded using a portion of the proceeds from the Company’s initial public offering.

As discussed in Note 12 – “Subsequent Events,” the Company closed on the acquisition of one of the properties on March 10, 2017 in the amount of approximately $4.3 million using funds from the revolving credit facility. Upon the satisfaction of customary closing conditions, the Company expects to close the acquisition of the remaining property for approximately $1.1 million during the second quarter of 2017. The Company is leasing the property that closed in March 2017 to the NOMS Tenant and will lease the remaining property when acquired to the NOMS Tenant both using a triple-net lease structure with an initial term of 11 years with four additional five-year renewal options. The acquisition of the remaining building will be funded using borrowings from the Company’s revolving credit facility or other available cash.

Watertown Facilities

On September 30, 2016, the Company closed on an asset purchase agreement with Brown Investment Group, LLC, a South Dakota limited liability company, to acquire a 30,062 square foot clinic, a 3,136 square foot administration building and a 13,686 square foot facility, both located in Watertown South Dakota (collectively, the “Watertown Facilities”), for a purchase price of $9.0 million (approximately $9.1 million including legal and related fees). The acquisitions included the Watertown Facilities, together with the real property, the improvements, and all appurtenances thereto. The Watertown Facilities are operated by the Brown Clinic, P.L.L.P. (“Brown Clinic”), a South Dakota professional limited liability partnership.

Upon the closing of the transaction, the Company leased the portfolio properties to Brown Clinic via a 15-year triple-net lease that expires in 2031. The lease provides for two additional five-year extensions at the option of the tenant. The acquisition was funded using a portion of the proceeds from the Company’s initial public offering.

East Orange Facility

On September 29, 2016, the Company closed on an asset purchase agreement with Prospect EOGH, Inc. (“Prospect”), a New Jersey corporation, and wholly-owned subsidiary of Prospect Medical Holdings, Inc. (“PMH”), a Delaware corporation, to acquire a 60,442 square foot medical office building (“MOB”) located at 310 Central Avenue, East Orange, New Jersey on the campus of the East Orange General Hospital, for a purchase price of $11.86 million (approximately $12.3 million including legal and related fees). The acquisitions included the MOB, together with the real property, the improvements, and all appurtenances thereto.

Upon the closing of the transaction, the Company leased the MOB to PMH via a 10-year triple-net lease that expires in 2026. The lease provides for four additional five-year extensions at the option of the tenant. The acquisition was funded using a portion of the proceeds from the Company’s initial public offering.

Reading Facilities

On July 20, 2016, the Company closed on an asset purchase agreement to acquire a 17,000 square foot eye center located at 1802 Papermill Road, Wyomissing, PA 19610 (the “Eye Center”) owned and operated by Paper Mill Partners, L.P., a Pennsylvania limited partnership, and a 6,500 square foot eye surgery center located at 2220 Ridgewood Road, Wyomissing, PA 19610 (the “Surgery Center”) owned and operated by Ridgewood Surgery Center, L.P., a Pennsylvania limited partnership, for a purchase price of $9.20 million (approximately $9.38 million including legal and related fees). The acquisition included both facilities, together with the real property, the improvements, and all appurtenances thereto.

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

The Melbourne facility acquisition was financed in full using proceeds from the third party Cantor Loan, which is disclosed in Note 4 – “Notes Payable Related to Acquisitions and Revolving Credit Facility.”

Westland Facility

On March 31, 2016, the Company closed on a purchase agreement to acquire a two-story medical office building and ambulatory surgery center located in Westland, Michigan for an aggregate purchase price of $4.75 million from Cherry Hill Real Estate, LLC (“Cherry Hill”). The property contains 15,018 leasable square feet and is located on a 1.3-acre site. Under the purchase agreement, the Company acquired the site and building, including parking. Also on March 31, 2016, the Company executed a lease agreement for the entire facility with The Surgical Institute of Michigan, LLC under a triple-net master lease agreement that expires in 2026, subject to two successive ten-year renewal options for the tenant on the same terms as the initial lease, except that the rental rate will be subject to adjustment upon each renewal based on then-prevailing market rental rates. The purchase agreement contains customary covenants, representations and warranties. Commensurate with the execution of its lease with the Company, The Surgical Institute of Michigan, LLC terminated its lease agreement with Cherry Hill that was in place at the time of the sale of the facility to the Company. The Company has accounted for this acquisition as a business combination in accordance with the provisions of ASC Topic 805, and accordingly the transaction has been recorded at fair value with all values allocated to land and building based upon their fair values at the date of acquisition. No intangible assets were identified in connection with this acquisition and accordingly the purchase price of $4.75 million was allocated approximately $4.52 million to building and approximately $0.23 million to land.

The Westland facility acquisition was financed in full using proceeds from the third party Cantor Loan, which is disclosed in Note 4 – “Notes Payable Related to Acquisitions and Revolving Credit Facility.”

Plano Facility

On January 28, 2016, the Company closed on an asset purchase agreement with an unrelated party Star Medreal, LLC, a Texas limited liability company, to acquire a hospital facility located in Plano, Texas, along with all real property and improvements thereto for $17.5 million (approximately $17.7 million including legal and related fees). Under the terms of the agreement, the Company was obligated to pay a development fee of $500,000 to Lumin, LLC at closing. The property has been leased back via an absolute triple-net lease agreement that expires in 2036. The tenant will be Star Medical Center, LLC and Lumin Health, LLC will serve as guarantor. Lumin Health, LLC is an affiliate and management company for Star Medical Center, LLC. The tenant has two successive options to renew the lease for ten-year periods on the same terms and conditions as the primary non-revocable lease term with the exception of rent, which will be computed at then prevailing fair market value as determined by an appraisal process defined in the lease. The terms of the lease also provide for a tenant allowance up to $2.75 million for a 6,400 square foot expansion to be paid by the Company.

Also on January 28, 2016, the Company entered into a Promissory Note and Deed of Trust with East West Bank to borrow a total of $9,223,500. Deferred financing costs of $53,280 were incurred and capitalized by the Company in securing this loan. The loan was scheduled to mature on January 28, 2021, five years from the closing date. At closing the Company paid the lender a non-refundable deposit of $50,000 and a non-refundable commitment fee of $46,118. The loan bears interest at a rate per annum equal to the Wall Street Journal Prime Rate (as quoted in the "Money Rates" column of The Wall Street Journal (Western Edition), rounded to two decimal places, as it may change from time to time, plus 0.50%, but not less than 4.0%. Interest expense of $64,551 was incurred on this note for the year ended December 31, 2016, prior to its repayment. As discussed in Note 4 – “Notes Payable Related to Acquisitions and Revolving Credit Facility,” the Company used a portion of the proceeds from another third party loan to repay the $9,223,500 principal balance of the note with East West Bank in full as of December 31, 2016. The Company also wrote off the deferred financing costs of $53,280 as of December 31, 2016 related to this note.

 Additional funding for this transaction was received from ZH USA, LLC during the year ended December 31, 2015 in the amount of $9,369,310 (consisting of $9,025,000 funded directly for this transaction and $344,310 that was held in escrow from previous funding from ZH USA, LLC). The $9,369,310 was recorded by the Company as unsecured Convertible Debentures due to related party on demand, bearing interest at eight percent per annum. ZH USA, LLC may elect to convert all or a portion of the outstanding principal amount of the Convertible Debenture into shares of the Company’s common stock in an amount equal to the principal amount of the Convertible Debenture, together with accrued but unpaid interest, divided by $12.748. See Note 6 – “Related Party Transactions” for details regarding the conversion to common stock or pay-off of the Convertible Debenture balance as of December 31, 2016.

A rollforward of the gross investment in land, building and improvements as of December 31, 2016, resulting from the ten acquisitions completed during the year ended December 31, 2016, is as follows:

	Land	Building	Improvements and Intangible Assets and Liabilities	Gross Investment
Balances as of January 1, 2016	$4,563,852	$51,574,271	$-	$56,138,123
Acquisitions:
HealthSouth Facilities	4,285,439	55,442,121	8,365,440	68,093,000
Ellijay Facilities	777,283	2,929,183	1,193,534	4,900,000
Carson City Facilities	760,000	3,268,350	-	4,028,350
Sandusky Facilities	228,427	4,518,978	-	4,747,405
Watertown Facilities	1,100,000	8,002,171	-	9,102,171
East Orange Facility	2,150,000	10,112,200	-	12,262,200
Reading Facilities	1,440,000	7,939,985	-	9,379,985
Melbourne Facility	1,200,000	14,250,000	-	15,450,000
Westland Facility	230,000	4,520,000	-	4,750,000
Plano Facility	1,050,000	16,696,139	-	17,746,139
Total Additions:	13,221,149	127,679,127	9,558,974	150,459,250
Balances as of December 31, 2016	$17,785,001	$179,253,398	$9,558,974	$206,597,373

A rollforward of the gross investment in land, building and improvements as of December 31, 2015, resulting from the two acquisitions completed during the year ended December 31, 2015, is as follows:

	Land	Building	Improvements and Intangible Assets and Liabilities	Gross Investment
Balances as of January 1, 2015	$572,400	$23,801,362	$-	$24,373,762
Acquisitions:
Tennessee Facilities	2,704,452	17,451,238	-	20,155,690
West Mifflin Facility	1,287,000	10,321,671	-	11,608,671
Total Additions:	3,991,452	27,772,909	-	31,764,361
Balances as of December 31, 2016	$4,563,852	$51,574,271	$-	$56,138,123

Depreciation expense was $2,334,664 and $659,671 for the years ended December 31, 2016 and December 31, 2015, respectively.

For information related to property transactions that occurred subsequent to December 31, 2016 refer to Note 12 – “Subsequent Events.”

Summary of Properties in the Company’s Portfolio as of December 31, 2015

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

West Mifflin Facility

On September 25, 2015, the Company acquired a surgery center and medical office building located in West Mifflin, Pennsylvania and the adjacent parking lot for $11.35 million (approximately $11.6 million including legal and related fees) of approximately 27,193 square feet, combined. The facilities are operated by Associates in Ophthalmology, LTD and Associates Surgery Centers, LLC, respectively, and leased back to those entities by the Company via two separate lease agreements that expire in 2030. Each lease has two successive options by the tenants to renew for five year periods. Base rent increases by 2% each lease year commencing on October 1, 2018. The property is owned in fee simple. In connection with the acquisition of the facilities, the Company borrowed $7,377,500 from Capital One, National Association (“Capital One”) and funded the remainder of the purchase price with the proceeds from a Convertible Debenture it issued to its majority stockholder in the total amount of $4,545,838. Refer to Note 4 – “Notes Payable Related to Acquisitions and Revolving Credit Facility” and Note 6 – “Related Party Transactions” for additional details regarding the funding of this transaction.

Asheville Facility

On September 19, 2014, the Company acquired an approximately 8,840 square foot medical office building known as the Orthopedic Surgery Center, located in Asheville, North Carolina for $2.5 million. The Asheville facility is subject to an operating lease which expires in 2017, with lease options to renew up to five years. The property is owned in fee simple. In connection with the acquisition of the Asheville facility, the Company borrowed $1.7 million from the Bank of North Carolina and funded the remainder of the purchase price with the proceeds from a Convertible Debenture it issued to its majority stockholder and with the Company’s existing cash. Refer to Note 4 – “Notes Payable Related to Acquisitions and Revolving Credit Facility” for additional details regarding the funding of this transaction and the prepayment in full of this note.

Omaha Facility

On June 5, 2014, the Company completed the acquisition of a 56-bed long term acute care hospital located at 1870 S 75th Street, Omaha, Nebraska for $21.7 million (approximately $21.9 million including legal fees). The Omaha facility is operated by Select Specialty Hospital – Omaha, Inc. pursuant to a sublease which expires in 2023, with sub lessee options to renew up to 60 years. The real property where the Omaha facility and other improvements are located are subject to a land lease with Catholic Health Initiatives, a Colorado nonprofit corporation (the “land lease”). The land lease initially was to expire in 2023 with sub lessee options to renew up to 60 years. However, as of December 31, 2015, the Company exercised two five-year lease renewal options and therefore the land lease currently expires in 2033, subject to future renewal options by the Company. In connection with the acquisition of the Omaha facility in June 2014, the Company borrowed $15.06 million from Capital One and funded the remainder of the purchase price with funds from its majority stockholder. Refer to Note 4 – “Notes Payable Related to Acquisitions and Revolving Credit Facility” for additional details regarding the funding of this transaction and the prepayment in full of this note.

Unaudited Pro Forma Financial Information for 2016 Business Combination Transactions

The following table illustrates the unaudited pro forma consolidated revenue, net loss, and earnings per share as if the entities that the Company acquired during the year ended December 31 2016 that were accounted for as business combinations (the HealthSouth, Ellijay, and Westland facilities) had occurred as of January 1, 2015:

	Year Ended December 31,
	2016	2015
	(unaudited)

Revenue	$14,097,839	$8,456,721
Net loss	$(4,405,827)	$(776,656)
Loss per share	$(0.47)	$(3.11)
Weighted average shares outstanding	9,302,244	250,000

Intangible Assets and Liabilities

The following is a summary of the carrying amount of intangible assets and liabilities as of December 31, 2016. The Company had no intangible assets or liabilities as of December 31, 2015.

	Year Ended December 31, 2016
	Cost	Accumulated Amortization	Net
Assets
In-place leases	$5,826,556	$(34,789)	$5,791,767
Above market leases	74,096	(443)	73,653
Leasing costs	1,286,389	(7,533)	1,278,856
	$7,187,041	$(42,765)	$7,144,276

Liabilities
Below market leases	$279,354	$(1,437)	$277,917

The following is a summary of the acquired lease intangible amortization for the year ended December 31, 2016.

Amortization expense related to in-place leases	$34,789
Amortization expense related to leasing costs	$7,533
Decrease of rental revenue related to above market leases	$443
Increase of rental revenue related to below market leases	$1,437

Future aggregate net amortization of the acquired lease intangible as of December 31, 2016, is as follows:

	Net Increase in Revenue	Net Increase in Expenses
2017	$23,090	$1,281,463
2018	23,090	1,281,463
2019	23,090	1,281,463
2020	23,090	1,281,463
2021	20,246	666,850
Thereafter	91,658	1,277,921
Total	$204,264	$7,070,623

For the year ended December 31, 2016, the weighted average amortization period for asset lease intangibles and liability lease intangibles are 5.5 years and 7.6 years, respectively.

Note 4 – Notes Payable Related to Acquisitions and Revolving Credit Facility

Summary of Total Proceeds Received from Notes Payable Related to Acquisitions

A summary of the total proceeds received from notes payable related to acquisitions during the years ended December 31, 2016 and December 31, 2015, is as follows

	December 31, 2016	December 31, 2015
Plano Facility Financing	$9,223,500	$-
West Mifflin Facility Financing	-	7,377,500
Cantor Loan	32,097,400	-
Total Proceeds Received from Notes Payable Related to Acquisitions	$41,320,900	$7,377,500

Summary of Notes Payable Related to Acquisitions, Net of Debt Discount

As disclosed in Note 2 – “Summary of Significant Accounting Policies,” effective for the fiscal year ended December 31, 2015, the Company early adopted the provisions of ASU 2015-03, which requires retrospective application. The adoption of ASU 2015-03 represented a change in accounting principle. A detail of the impact of adopting ASU 2015-03 on the Company’s Notes Payable Related to Acquisitions, net of unamortized discount balances, as of December, 2016 and December 31, 2015, is as follows:

	December 31, 2016	December 31, 2015
Notes payable related to acquisitions, gross	$39,474,900	$23,788,065
Less: Unamortized debt discount	(1,061,602)	(302,892)
Notes payable related to acquisitions, net	$38,413,298	$23,485,173

A rollforward of the unamortized debt discount balance as of December 31, 2016 is as follows:

Balance as of January 1, 2016, net	$302,892
Additions – Plano and Cantor financings	1,090,078
Write-off of Plano financing costs (a)(b)	(53,280)
Debt discount amortization expense(b)	(278,088)
Balance as of December 31, 2016, net	$1,061,602

(a)	As disclosed in Note 3 – “Property Portfolio,” the Plano loan was refinanced with proceeds from the Cantor Loan and accordingly the Plano related deferred financing costs were written off during the year ended December 31, 2016 into the “Interest Expense” line item in the accompanying Consolidated Statements of Operations.

(b)	Sum equals amortization expense incurred on the debt discount for the year ended December 31, 2016 of $331,368.

A rollforward of the unamortized debt discount balance as of December 31, 2015 is as follows:

Balance as of January 1, 2015, net	$291,691
Additions – West Mifflin financing	137,736
Debt discount amortization expense	(126,535)
Balance as of December 31, 2015, net	$302,892

Amortization expense incurred related to the debt discount was $331,368 and $126,535 for the years ended December 31, 2016 and December 31, 2015, respectively, and is included in the “Interest Expense” line item in the accompanying Consolidated Statements of Operations.

Summary of Deferred Financing Costs, Net

Costs incurred related to securing the Company’s revolving credit facility have been capitalized as a deferred financing asset, net of accumulated amortization in the accompanying Consolidated Balance Sheet.

A rollforward of the deferred financing cost balance as of December 31, 2016 is as follows:

Balance as of January 1, 2016, net	$-
Additions – revolving credit facility	946,161
Debt discount amortization expense	(19,076)
Balance as of December 31, 2015, net	$927,085

Amortization expense incurred related to the revolving credit facility was $19,076 for the year ended December 31, 2016 and is included in the “Interest Expense” line item in the accompanying Consolidated Statements of Operations.

Cantor Loan

On March 31, 2016, through certain of the Company’s wholly owned subsidiaries, the Company entered into a $32,097,400 portfolio commercial mortgage-backed securities loan (the “Cantor Loan”) with Cantor Commercial Real Estate Lending, LP (“CCRE”). The subsidiaries are GMR Melbourne, LLC, GMR Westland, LLC, GMR Memphis, LLC, and GMR Plano, LLC (“GMR Loan Subsidiaries”). The Cantor Loan has cross-default and cross-collateral terms. The Company used the proceeds of the Cantor Loan to acquire the Marina Towers (Melbourne, FL) and the Surgical Institute of Michigan (Westland, MI) properties and to refinance the Star Medical (Plano, TX) assets by paying off the existing principal amount of the loan with East West bank in the amount of $9,223,500, and the Company granted a security interest in the Gastro One (Memphis, TN) assets.

The Cantor Loan has a maturity date of April 6, 2026 and accrues annual interest at 5.22%. The first five years of the term require interest only payments and after that payments will include interest and principal, amortized over a 30-year schedule. Prepayment can only occur within four months prior to the maturity date, except that after the earlier of (a) 2 years after the loan is placed in a securitized mortgage pool, or (b) May 6, 2020, the Cantor Loan can be fully and partially defeased upon payment of amounts due under the Cantor Loan and payment of a defeasance amount that is sufficient to purchase U.S. government securities equal to the scheduled payments of principal, interest, fees, and any other amounts due related to a full or partial defeasance under the Cantor Loan.

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

No principal payments were made on this note for the year ended December 31, 2016. The note balance as of December 31, 2016 and December 31, 2015 was $32,097,400 and zero, respectively. Interest expense incurred on this note was for the year ended December 31, 2016 was $1,279,884. No interest expense was incurred on this note for the year ended December 31, 2015.

As of December 31, 2016, scheduled principal payments due for each fiscal year ended December 31 are listed below as follows:

2017	$-
2018	-
2019	-
2020	-
2021	-
Thereafter	32,097,400
Total	$32,097,400

West Mifflin Note Payable

In order to finance a portion of the purchase price for the West Mifflin facility, on September 25, 2015 the Company (through its wholly owned subsidiary GMR Pittsburgh LLC, as borrower) entered into a Term Loan and Security Agreement with Capital One to borrow $7,377,500. The note bears interest at 3.72% per annum and all unpaid interest and principal is due on September 25, 2020. Interest is paid in arrears and interest payments begin on November 1, 2015, and on the first day of each calendar month thereafter. Principal payments begin on November 1, 2018 and on the first day of each calendar month thereafter based on an amortization schedule with the principal balance due on the maturity date. The note may not be prepaid in whole or in part prior to September 25, 2017. Thereafter, the Company, at its option, may prepay the note at any time, in whole (but not in part) on at least thirty calendar days but not more than sixty calendar days advance written notice. The note has an early termination fee of two percent if prepaid prior to September 25, 2018. The note requires a quarterly fixed charge coverage ratio of at least 1:1, a quarterly minimum debt yield of 0.09:1.00, and annualized Operator EBITDAR measured on a quarterly basis of not less than $6,000,000. The Operator is Associates in Ophthalmology, Ltd. and Associates Surgery Centers, LLC. No principal payments were made on this note for the years ended December 31, 2016 and December 31, 2015, respectively. The note balance as of December 31, 2016 and December 31, 2015 was $7,377,500. Interest expense incurred on this note was $279,017 and $51,078 for the years ended December 31, 2016 and December 31, 2015, respectively.

As of December 31, 2016, scheduled principal payments due for each fiscal year ended December 31 are listed below as follows:

2017	$-
2018	22,044
2019	136,007
2020	7,219,449
Total	$7,377,500

Asheville Note Payable

In order to finance a portion of the purchase price of the Asheville facility, on September 15, 2014 the Company entered into a Promissory Note with the Bank of North Carolina to borrow $1,700,000. The note bears interest on the outstanding principal balance at the simple, fixed interest rate of 4.75% per annum and all unpaid principal and interest was due on February 15, 2017. Commencing on October 15, 2014, the Company made on the 15th of each calendar month until and including March 15, 2015, monthly payments consisting of interest only. Thereafter, commencing on April 15, 2015, the outstanding principal and accrued interest was payable in monthly amortizing payments on the 15th day of each calendar month. This note was paid in full on December 2, 2016 using proceeds from the Company’s senior revolving credit facility which is disclosed in the “Revolving Credit Facility” section of this footnote. In accordance with the terms of the note there was no prepayment penalty for the payoff of this note. The Company made principal payments in the amount of $1,662,101 and $37,899 for the years ended December 31, 2016 and December 31, 2015, respectively. The note balance as of December 31, 2016 and December 31, 2015 was zero and $1,662,101, respectively. Interest expense incurred on this note was $76,318 and $81,160 for the years ended December 31, 2016 and December 31, 2015, respectively.

Omaha Note Payable

In order to finance a portion of the purchase price for the Omaha facility, on June 5, 2014 the Company entered into a Term Loan and Security Agreement with Capital One, National Association to borrow $15,060,000. The loan bears interest at 4.91% per annum and all unpaid interest and principal was due on June 5, 2017 (the “Maturity Date”). Interest was paid in arrears and payments began on August 1, 2014, and were due on the first day of each calendar month thereafter. Principal payments began on January 1, 2015 and were due on the first day of each calendar month thereafter based on an amortization schedule with the principal balance due on the Maturity Date. This note was paid in full on July 11, 2016 using the proceeds from the initial public offering. In accordance with the terms of the note the prepayment resulted in the Company being required to pay an early termination fee in the amount of $301,200 because the note was paid in full prior to its Maturity Date. This fee was also paid on July 11, 2016 and is recorded as “Interest Expense” in the accompanying Consolidated Statements of Operations for the year ended December 31, 2016. The Company made principal payments in the amount of $14,748,464 and $311,536 for years ended December 31, 2016 and December 31, 2015, respectively. The note balance as of December 31, 2016 and December 31, 2015 was zero and $14,748,464, respectively. Interest expense incurred on this note was $487,714 (excluding the $301,200 early termination fee amount disclosed above) and $679,987 for the years ended December 31, 2016 and December 31, 2015, respectively.

Revolving Credit Facility

On December 2, 2016, the Company, the Operating Partnership, as borrower, and certain subsidiaries (GMR Asheville LLC, GMR Watertown LLC, GMR Sandusky LLC, GMR East Orange LLC, GMR Omaha LLC, and GMR Reading LLC) (such subsidiaries, the “Subsidiary Guarantors”) of the Operating Partnership entered into a senior revolving credit facility (the “Credit Facility”) with BMO Harris Bank N.A., as Administrative Agent, which will initially provide up to $75 million in revolving credit commitments for the Operating Partnership. The Credit Facility includes an accordion feature that provides the Operating Partnership with additional capacity, subject to the satisfaction of customary terms and conditions of up to $125 million, for a total facility size of up to $200 million. The Subsidiary Guarantors and the Company are guarantors of the obligations under the Credit Facility. The amount available to borrow from time to time under the Credit Facility is limited according to a quarterly borrowing base valuation of certain properties owned by the Subsidiary Guarantors. The initial termination date of the Credit Facility is December 2, 2019 which could be extended for one year in the case that no event of default occurs.

Amounts outstanding under the Credit Facility bear annual interest at a floating rate that is based, at the Operating Partnership’s option, on (i) adjusted LIBOR plus 2.00% to 3.00% or (ii) a base rate plus 1.00% to 2.00%, in each case, depending upon the Company’s consolidated leverage ratio. In addition, the Operating Partnership is obligated to pay a quarterly fee equal to a rate per annum equal to (x) 0.20% if the average daily unused commitments are less than 50% of the commitments then in effect and (y) 0.30% if the average daily unused commitments are greater than or equal to 50% of the commitments then in effect and determined based on the average daily unused commitments during such previous quarter.

The Operating Partnership is subject to ongoing compliance with a number of customary affirmative and negative covenants, including limitations with respect to liens, indebtedness, distributions, mergers, consolidations, investments, restricted payments and asset sales. The Operating Partnership must also maintain (i) a maximum consolidated leverage ratio, commencing with the fiscal quarter ending December 31, 2016 and as of the end of each fiscal quarter thereafter, of less than (y) 0.65:1.00 for each fiscal quarter ending prior to October 1, 2019 and (z) thereafter, 0.60:1.00, (ii) a minimum fixed charge coverage ratio of 1.50:1.00, (iii) a minimum net worth of $119,781,219 plus 75% of all net proceeds raised through subsequent equity offerings and (iv) a ratio of total secured recourse debt to total asset value of not greater than 0.10:1.00.

For the year ended December 31, 2016, the Company drew down $27,700,000 on the Credit Facility and incurred interest expense of $46,297. No repayments were made on the Credit Facility during 2016.

As disclosed in Note 12 – “Subsequent Events,” on March 3, 2017 the Credit Facility was amended to increase the total commitment and the accordion feature.

Note 5 – Stockholders’ Equity

Preferred Stock

The Company’s charter authorizes the issuance of 10,000,000 shares of preferred stock, par value $0.001 per share. As of December 31, 2016 and December 31, 2015, no shares of preferred stock were issued and outstanding.

Common Stock

The Company has 500,000,000 of authorized shares of common stock, $0.001 par value. As of December 31, 2016 and December 31, 2015, there were 17,605,675 and 250,000 outstanding shares of common stock, respectively.

On March 2, 2016, ZH USA, LLC converted $15,000,000 of principal under the Convertible Debenture into 1,176,656 shares of the Company’s then unregistered common stock based on a conversion rate of $12.748 per share.

On July 1, 2016, the Company closed its initial public offering and issued 13,043,479 shares of its common stock at a price of $10.00 per share resulting in gross proceeds of $130,434,790. After deducting underwriting discounts and commissions, advisory fees, and other offering expenses, the Company received net proceeds from the offering of $120,773,630. Additionally, on July 11, 2016, the underwriters exercised their over-allotment option in full, resulting in the issuance by the Company of an additional 1,956,521 shares of the Company’s common stock at a price of $10.00 per share for gross proceeds of $19,565,210. After deducting underwriting discounts and expenses, advisory fees, and other offering expenses, the Company received net proceeds from the over-allotment option shares of $18,195,645. Total shares issued by the Company in the initial public offering, including over-allotment option shares, were 15,000,000 shares and the total net proceeds received were $137,288,016, which represented gross proceeds received of $138,969,275 net of $1,681,259 in costs directly attributable to the initial public offering that were deferred and paid.

On July 1, 2016, ZH USA, LLC converted $15,030,134 of the principal under the Convertible Debenture into 1,179,019 shares of the Company’s registered common stock based on a conversion rate of $12.748 per share.

In order to help the Company qualify as a REIT, among other purposes, the Company’s charter, subject to certain exceptions, restricts the number of shares of the Company’s common stock that a person may beneficially or constructively own. The Company’s charter provides that, subject to certain exceptions, no person may beneficially or constructively own more than 9.8%, in value or in number of shares, whichever is more restrictive, of the outstanding shares of any class or series of the Company’s capital stock. On June 27, 2016, the Board approved a waiver of the 9.8% ownership limit in our charter allowing ZH USA, LLC to own up to 16.9% of the Company’s outstanding shares of common stock.

Pursuant to a previously declared dividend approved by the Board and in compliance with applicable provisions of the Maryland General Corporation Law, the Company paid a monthly dividend of $0.0852 per share each month during the four-month period from January 2016 through April 2016 in the cumulative amount of $285,703. On September 14, 2016, the Company announced the declaration of a cash dividend of $0.20 per share of common stock to stockholders of record as of September 27, 2016 and to the holders of the LTIP units that were granted on July 1, 2016 in the amount of $3,592,786. Total dividends paid during the year ended December 31, 2016 were $3,878,489. Additionally, on December 14, 2016, the Company announced the declaration of a cash dividend of $0.20 per share of common stock to stockholders of record as of December 27, 2016 and to the holders of the LTIP units that were granted on July 1, 2016 and December 21, 2016. This dividend, in the amount of $3,604,037, was accrued as of December 31, 2016 and subsequently paid on January 10, 2017.

For the year ended December 31, 2015 the Company paid total dividends of $255,600.

Note 6 – Related Party Transactions

Management Agreement

Initial Management Agreement

On November 10, 2014, the Company entered into a management agreement, with an effective date of April 1, 2014, with Inter-American Management LLC (the “Advisor”), a Delaware limited liability company and an affiliate of the Company. ZH International Holdings Limited (formerly known as Heng Fai Enterprises, Ltd.), a Hong Kong limited company that is engaged in real estate development, investments, management and sales, hospitality management and investments and REIT management, is the 85% owner of the Advisor. ZH International Holdings Limited owns ZH USA, LLC, a related party and the Company’s former (pre initial public offering) majority stockholder. Under the terms of this initial management agreement, the Advisor is responsible for designing and implementing the Company’s business strategy and administering its business activities and day-to-day operations. For performing these services, the Company was obligated under the initial management agreement to pay the Advisor a base management fee equal to the greater of (a) 2.0% per annum of the Company’s net asset value (the value of the Company’s assets less the value of the Company’s liabilities), or (b) $30,000 per calendar month. Additionally, in accordance with the terms of the initial management agreement, during the years ended December 31, 2016 and December 31, 2015, the Company expensed $754,000 and $627,000 in acquisition fees that were paid to the Advisor for acquisitions that were completed during each year.

Amended Management Agreement

Upon completion of the Company’s initial public offering on July 1, 2016, the Company and the Advisor entered into an amended and restated management agreement. Certain material terms of the amended and restated management agreement are summarized below:

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

Management Fee Expense Incurred and Accrued Management Fees

For years ended December 31, 2016 and 2015, management fees of $1,434,294 and $360,000, respectively were incurred and expensed by the Company and during those years the Company paid management fees to the Advisor in the amount of $1,443,585 and zero, respectively. As of December 31, 2016 and December 31, 2015, accrued management fees of $620,709 and $630,000, respectively, were due to the Advisor.

Allocated General and Administrative Expenses

In the future, the Company may receive an allocation of general and administrative expenses from the Advisor that are either clearly applicable to or were reasonably allocated to the operations of the properties. There were no allocated general and administrative expenses from the Advisor for the years ended December 31, 2016 and December 31, 2015.

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

A rollforward of the funding from ZH USA, LLC classified as convertible debenture, due to related party as of December 31, 2016 is as follows:

Balance as of January 1, 2016	$40,030,134
Conversion of convertible debenture to common shares (March 2, 2016) (a)	(15,000,000)
Conversion of convertible debenture to common shares (July 1, 2016) (a)	(15,030,134)
Pay-off of remaining principal balance	(10,000,000)
Balance as of December 31, 2016	$-

(a)	Total amount converted to common shares equals $30,030,134

A rollforward of the funding from ZH USA, LLC classified as convertible debenture, due to majority stockholder as of December 31, 2015 is as follows:

Balance as of January 1, 2015	$5,446,102
Funds advanced for Tennessee Facilities acquisition	20,900,000
Funds advanced for West Mifflin acquisition	4,545,838
Funds advanced for Plano acquisition (closed post 12.31.15; see Note 11)	9,000,000
Fund advanced to be used for future acquisitions	138,194
Total funded during the year ended December 31, 2015	34,584,032
Balance as of December 31, 2015	$40,030,134

Interest expense on the Convertible Debentures was $1,242,899 and $581,342 for the years ended December 31, 2016 and December 31, 2015 respectively.

Prior to the conversions and the pay-off of the remaining outstanding principal balance of the Convertible Debentures discussed above, the Company analyzed the conversion option in the convertible debenture for derivative accounting treatment under ASC Topic 815, Derivatives and Hedging, and determined that the instrument does not qualify for derivative accounting. The Company performed an analysis in accordance with ASC Topic 470-20, Debt with Conversion and Other Options, to determine if the conversion option was subject to a beneficial conversion feature and determined that the instrument does not have a beneficial conversion feature.

Notes Payable to Related Parties

During the year ended December 31, 2016, the Company received total funds in the amount of $450,000 in the form of an interest bearing note payable from a related party. The note incurred interest at 4% per annum and was due on demand. Interest expense incurred on this note was $10,284 for the year ended December 31, 2016. This note was paid in full with a payment of $450,000 during the year ended December 31, 2016.

During the year ended December 31, 2015, the Company received funds in the amount of $382,805 from ZH USA, LLC in the form of a non-interest bearing due on demand note payable. No funds were received from ZH USA, LLC during the year ended December 31, 2016. The balance from this related party loan was $421,000 as of December 31, 2016 and December 31, 2015, respectively, and are classified as “Notes payable to related parties” on the accompanying Consolidated Balance Sheets.

ZH USA, LLC Loan

On June 7, 2016, the Company received an interest free loan from ZH USA, LLC in the principal amount of $1.5 million, which was repaid in full on July 8, 2016, using a portion of the proceeds from the initial public offering.

Due to Related Parties, Net

All related party balances are due on demand and non-interest bearing. A rollforward of the due (to) from related parties balance, net as of December 31, 2016 is as follows:

	Due from Advisor	Due to Advisor – Mgmt. Fees	Due to Advisor – Other Funds	Due (to) from Other Related Party	Total Due (To) From Related Parties, Net
Balance as of January 1, 2016	$178,111	(630,000)	(240,280)	(155,000)	(847,169)
Management fees incurred (a)		(1,434,294)			(1,434,294)
Management fees paid to Advisor (a)	-	1,443,585	-	-	1,443,585
Funds repaid to Advisor (b)	-	-	239,694	-	239,694
Funds repaid to Other Related Party (b)	-	-	-	155,000	155,000
Funds loaned to Other Related Party (c)				1,384	1,384
Funds repaid by Advisor (c)	(178,111)				(178,111)
Funds loaned to ZH USA, LLC (c)	-	-	-	39,000	39,000
Balance as of December 31, 2016	$-	(620,709)	(586)	40,384	(580,911)

(a)	Net amount repaid of $9,291 consists of $1,434,294 in management fee expense incurred, net of $1,443,585 of accrued management fees that were repaid to the Advisor. This is a cash flow operating activity.
(b)	Total amount of $394,694 consists of $239,694 repaid by the Company to the Advisor and $155,000 repaid by the Company to another related party. This is a cash flow financing activity.
(c)	Net amount of $137,727 consists of loan repaid by Advisor in the amount of $178,111, net of $39,000 that the Company loaned to a related party for its general use, and $1,384 in additional funds loaned to related party. This is a cash flow investing activity.

A rollforward of the due (to) from related parties balance, net as of December 31, 2015 is as follows:

	Due from Advisor	Due to Advisor – Mgmt. Fees	Due to Advisor – Other Funds	Due to Other Related Party	Total Due (To) From Related Parties, Net

Balance as of January 1, 2015	$42,915	(270,000)	(103,683)	-	(330,768)
Management fees due to Advisor (c)	-	(360,000)	-	-	(360,000)
Funds loaned by Advisor (a)	-	-	(136,597)	-	(136,597)
Funds loaned to Advisor (b)	135,196	-	-	-	135,196
Funds loaned by Other Related Party (a)	-	-	-	(155,000)	(155,000)
Balance as of December 31, 2015	$178,111	(630,000)	(240,280)	(155,000)	(847,169)

(a)	Total funds loaned to the Company of $291,597 were primarily used by the Company for general corporate purposes.
(b)	Funds loaned were used by the Advisor for the Asheville facility acquisition.
(c)	This amount represents a cash flow statement operating activity.

Note 7 - 2016 Equity Incentive Plan

LTIP Units and Related Accounting Impact

Prior to the completion of the initial public offering on July 1, 2016, the Board approved and adopted the 2016 Equity Incentive Plan. The purpose of the 2016 Equity Incentive Plan is to attract and retain qualified persons upon whom, in large measure, our sustained progress, growth and profitability depend, to motivate the participants to achieve long-term company goals and to more closely align the participants’ interests with those of the Company’s other stockholders by providing them with a proprietary interest in the Company’s growth and performance. The Company’s executive officers, employees, employees of our advisor and its affiliates, consultants and non-employee directors are eligible to participate in the 2016 Equity Incentive Plan.

A detail of the LTIP units granted under the 2016 Equity Incentive Plan during the year ended December 31, 2016, and the LTIPs remaining to be granted as of December 31, 2016 is as follows:

LTIP units granted on December 21, 2016	56,254
LTIP units granted on July 1, 2016	358,250
Total LTIP units granted for the year ended December 31, 2016	414,504
LTIP units remaining to be granted under 2016 Equity Incentive Plan	817,893
Total LTIP units to be granted under 2016 Equity Incentive Plan	1,232,397

An aggregate of 414,504 LTIP units were granted during the year ended December 31, 2016 pursuant to the 2016 Equity Incentive Plan via separate LTIP unit grants on December 21, 2016 and July 1, 2016. As of December 31, 2016, an aggregate of 817,893 additional LTIP units were available for future issuance under the Company’s 2016 Equity Incentive Plan, for a total of 1,232,397 LTIP units that can be granted, which represents 7 percent of the fully diluted outstanding shares of the Company’s common stock upon completion of the initial public offering, including the shares sold pursuant to the underwriters’ over-allotment option (a total of 17,605,675 common shares outstanding).

Of the 414,504 LTIP units that were granted, 60,400 units vested immediately on July 1, 2016 upon completion of the Company’s initial public offering (the “IPO Units”), 68,900 LTIP units vested on December 1, 2016, and an additional 8,000 LTIP units vested during December 2016. The remaining 277,204 LTIP units (the “Service LTIPs”) consist of 263,454 units granted to employees of the Advisor and its affiliates deemed to be non-employees in accordance with ASC Topic 505 and vest over periods of 36 months, 41 months, and 53 months, respectively, as well as 13,750 units granted to the Company’s independent directors that were deemed to be employees in accordance with ASC Topic 718 and vest over a period of 12 months.

Total compensation expense of $1,684,812 related to the Company’s total LTIP units granted during 2016 was recorded for the year ended December 31, 2016 and was classified as “General and Administrative” expense in the Company’s accompanying Consolidated Statements of Operations. Total compensation expense recognized for the year ended December 31, 2016, is comprised of $604,000 incurred on the IPO Units, calculated based on a share price of $10.00 per unit, the closing share price for the Company’s common stock at the closing date of the initial public offering on July 1, 2016 and compensation expense of $1,080,812 incurred on the Service LTIPs calculated ratably as the service is performed over the monthly periods described above using the straight-line method, subject to certain terms and conditions, and inclusive of the expense incurred on the 76,900 Service LTIPs that vested on December 1, 2016. Compensation expense incurred related to the Service LTIPs granted to employees of the Advisor and its affiliates deemed to be non-employees was based on a share price of $8.92 per unit, the closing share price for the Company’s common stock on December 31, 2016, except for the 76,000 Service LTIPs that vested on December 1, 2016 for which the expense amount was based on the stock price on December 1, 2016, the vesting date. The Service LTIPs granted to non-employees are revalued each period at their then-current end of period fair value, until the date of vesting when the compensation expense does not change. The compensation expense incurred related to the Service LTIPs granted to the Company’s independent directors that were deemed to be employees was based on a price of $10.00 per unit, the closing share price for the Company’s common stock on the closing date of the initial public offering on July 1, 2016, expensed using the straight-line method over the 12 month vesting period.

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

The 2016 Equity Incentive Plan allows the Company to grant the following types of awards:

•	options, including non-qualified options and incentive stock options;
•	stock appreciation rights, or SARs;
•	stock awards, including restricted stock and unrestricted stock;
•	restricted stock units;
•	other equity-based awards, including LTIP units;
•	incentive awards;
•	substitute awards; and
•	performance awards.

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

The Partnership Agreement, as amended, provides, among other things, that the Operating Partnership initially has two classes of limited partnership interests, which are Units of limited partnership interest (“OP Units”), and the Operating Partnership’s LTIP units. In calculating the percentage interests of the partners in the Operating Partnership, LTIP units are treated as OP Units. In general, vested LTIP units will receive the same per-unit distributions as the OP Units. Initially, each LTIP unit will have a capital account balance of zero and, therefore, will not have full parity with OP Units with respect to any liquidating distributions. However, the Partnership Agreement, as amended provides that “book gain,” or economic appreciation, in the Company’s assets realized by the Operating Partnership as a result of the actual sale of all or substantially all of the Operating Partnership’s assets, or the revaluation of the Operating Partnership’s assets as provided by applicable U.S. Department of Treasury regulations, will be allocated first to the holders of LTIP units until their capital account per unit is equal to the average capital account per-unit of the Company’s OP Unit holders in the Operating Partnership. We expect that the Operating Partnership will issue OP Units to limited partners, and the Company, in exchange for capital contributions of cash or property, and will issue LTIP units pursuant to the Company’s 2016 Equity Incentive Plan to persons who provide services to the Company, including the Company’s officers, directors and employees.

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

LTIP units are convertible into OP Units on a one for one basis, subject to certain conditions as set forth in the LTIP Unit Vesting Agreement entered into by each LTIP unit holder. First, the LTIP units must have vested. The existing LTIP Unit Vesting Agreements generally provide for a vesting period of up to five years. Second, the number of vested LTIP units that may be converted into OP Units is limited to the proportion of the "capital account equivalency" that the LTIP units have achieved with the OP Units. The number of vested LTIP units that may be converted generally is equal to the capital account balance of such LTIP units divided by the capital account balance per unit of the OP units held by the General Partner. LTIP unit holders initially receive a capital account with a zero balance and receive priority allocations of certain gains to increase their capital account balances until they equal the capital account balances of OP Unit holders. Upon capital account equalization and vesting, LTIP units are convertible into an equal number of OP Units at the holder’s election with notice to the Operating Partnership. The Operating Partnership, at any time at the election of the General Partner, may also force a conversion of vested LTIP units into OP Units, subject to the capital account equivalency requirement described in this paragraph.

LTIP unit holders have the same voting rights as holders of OP Units, with the LTIP units voting as a single class with the OP Units and having one vote per LTIP unit. With certain exceptions, a majority vote of the LTIP unit holders is required to amend the provisions of the Partnership Agreement related to LTIP units.

Note 8 – Rental Revenue

The aggregate annual minimum cash to be received by the Company on the noncancelable operating leases related to its portfolio of facilities in effect as of December 31, 2016, are as follows for the subsequent years ended December 31; as listed below:

2017	$15,177,903
2018	15,395,212
2019	15,716,511
2020	16,025,456
2021	13,881,629
Thereafter	78,717,957
Total	$154,914,668

For the year ended December 31, 2016, the Omaha facility constituted approximately 21% of the Company’s rental revenue, the Plano facility constituted approximately 18% of rental revenue, the Tennessee facilities constituted approximately 17% of rental revenue, the West Mifflin facility constituted approximately 11% of rental revenue, the Melbourne facility constituted approximately 11% of rental revenue, the Reading facility constituted approximately 4% of rental revenue, and the Westland facilities constituted approximately 4% of rental revenue. The Asheville, East Orange, and Watertown facilities constituted approximately 3% of rental revenue each. The remaining 5% of rental revenue was derived from the other facilities in the Company’s portfolio.

The Omaha facility constituted approximately 80% of the Company’s rental revenue for the year ended December 31, 2015 and the West Mifflin and Asheville facilities constituted approximately 10% each.

Note 9 – Omaha Land Lease Rent Expense

The Omaha facility land lease initially was to expire in 2023 with options to renew up to 60 years. However, the Company exercised two five-year lease renewal options and therefore the land lease currently expires in 2033, subject to future renewal options by the Company. Under the terms of the land lease, annual rents increase 12.5% every fifth anniversary of the lease. The initial land lease increase will occur in April 2017. The Company expensed $72,615 and $79,892 for the years ended December 31, 2016 and December 31, 2015, respectively. The aggregate minimum cash payments to be made by the Company on the non-cancelable Omaha facility related land lease in effect as of December 31, 2016, are as follows for the subsequent years ended December 31; as listed below.

2017	$59,877
2018	63,619
2019	67,362
2020	67,362
2021	67,362
Thereafter	906,224
Total	$1,231,806

Note 10 – Commitments and Contingencies

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

Note 11 – Income Taxes

For the 2016 tax year, the Company is planning to elect and qualify as a REIT under the Internal Revenue Code.  To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement that the Company distribute at least 90% of its adjusted taxable income to its stockholders.  It is management’s current intention to adhere to these requirements and be eligible to be a REIT for the year ended December 31, 2016.  As a REIT, the Company generally will not be subject to corporate level federal income tax on taxable income currently distributed to stockholders.  If the Company fails to qualify as a REIT for the 2016 tax year, it will be subject to federal and state income taxes at corporate tax rates.  Even if the Company qualifies to be taxed as a REIT for 2016, it may be subject to federal and state taxes on any undistributed taxable income.  For the 2016 tax year, the Company has recorded approximately $70,000 for federal or state income taxes in the financial statements.

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company had federal and state passive activity loss carry forwards of $2,175,000, which carry forward indefinitely and net operating loss carry forwards of approximately $2,053,000, which begin expiring in 2033. The Company has adopted ASC Topic 740, “Accounting for Income Taxes,” as of its inception. Pursuant to ASC Topic 740, the Company is required to compute tax asset benefits for non-capital losses carried forward. The potential benefit of the net operating loss has not been recognized in these financial statements because it cannot be assured it is more likely than not it will utilize the loss carried forward in future years.

Significant components of the deferred tax assets and liabilities as of December 31, 2016 and December 31, 2015, after applying enacted corporate income tax rates, are as follows:

	December 31, 2016	December 31, 2015
Deferred income tax asset:
Net operating and passive activity loss carry forward	$1,438,000	$460,000
Valuation allowance	(1,438,000)	(460,000)
Net deferred tax asset	$-	$-

The Company periodically assesses the likelihood that it will be able to recover its deferred tax assets. The Company considers all available evidence, both positive and negative, including expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible profits. As a result of this analysis of all available evidence, both positive and negative, the Company concluded that it is not likely that its net deferred tax assets will ultimately be recovered; as such, it recorded a valuation allowance for the net operating and passive activity losses and a reserve due to the anticipated REIT election for calendar year 2016.

The Company follows ASC Topic 740 to recognize, measure, present and disclose in our consolidated financial statements uncertain tax positions that it has taken or expects to take on a tax return. As of December 31, 2016 and December 31, 2015, the Company did not have any liabilities for uncertain tax positions that it believes should be recognized in its financial statements. The Company is no longer subject to U.S. federal, state or local income tax examinations by tax authorities for the years 2012 and earlier. The Company is not currently under examination by any taxing jurisdiction.

Note 12 – Subsequent Events

Summary of Properties Acquired Subsequent to the Year Ended December 31, 2016

Sandusky Facility

The Company closed on the acquisition of one of the remaining two Sandusky properties on March 10, 2017 in the amount of approximately $4.3 million using funds from the revolving credit facility. Upon the satisfaction of customary closing conditions, the Company expects to close the acquisition of the remaining property for approximately $1.1 million during the second quarter of 2017. The Company is leasing the property that closed in March 2017 to the NOMS Tenant and will lease the remaining property when acquired to the NOMS Tenant both using a triple-net lease structure with an initial term of 11 years with four additional five-year renewal options. The acquisition of the remaining building will be funded using borrowings from the Company’s revolving credit facility or other available cash.

Clermont Facility

On March 1, 2017, the Company, as buyer, pursuant to a purchase agreement (the “Purchase Agreement”) with HVI, LLC (the “HVI Seller”), acquired HVI Seller’s interest, as ground lessee, in the ground lease (the “Ground Lease”) that covers and affects certain real property located in Clermont, Florida (the “land”), along with HVI Seller’s right, title and interest arising under the Ground Lease in and to the medical building located upon the Land (the “Clermont Facility”), for a purchase price of $5.225 million. The Ground Lease commenced in 2012 and has an initial term of seventy-five years. The Purchase Agreement contemplates that, upon closing of this acquisition, the Company will also assume the HVI Seller’s interest, as sublessor, in four subleases affecting the Clermont Facility (collectively, the “Subleases”) with South Lake Hospital, Inc. (which is the subtenant under two separate Subleases), Orlando Health, Inc., and Vascular Specialists of Central Florida. The Company funded the acquisition using funds from its revolving credit facility. This acquisition represents will be accounted for as a business combination. The Company is in the process of appraising the assets and liabilities acquired and identifying intangible assets, if any.

Prescott Facility

On February 9, 2017, the Company, as buyer, pursuant to a purchase and sale agreement (the “Purchase Agreement”) with Hosn Hojatollah Askari, as seller (“Hosn”), acquired a medical office building (the “Prescott Facility”) located in Prescott, Arizona, for a purchase price of $4.5 million. The acquisition included the Prescott Facility, together with the real property, the improvements, and all appurtenances thereto owned by Hosn. Upon the closing of this acquisition, the Company executed a new 10-year lease for the entire Prescott Facility with Thumb Butte Medical Center, PLLC with a personal guaranty by Hosn. The Company funded the acquisition using funds from its revolving credit facility.

Las Cruces Facility

On February 1, 2017, the Company, as buyer, pursuant to a purchase and sale agreement (the “Purchase Agreement”) with Medical Realty Limited Liability Co., as seller (“Medical Realty”), acquired a medical office building (the “Las Cruces Facility”) located in Las Cruces, New Mexico for a purchase price of $4.88 million. The acquisition included the Las Cruces Facility, together with the real property, the improvements, and all appurtenances thereto owned by Medical Realty. Upon closing of this acquisition, the Company entered into a new 12-year, triple-net lease with four five-year extension options with Las Cruces Orthopedic Associates, as tenant. The Company funded the acquisition using borrowings from its revolving credit facility and available cash.

Cape Coral Facility

On January 10, 2017, pursuant to the terms of a purchase and sale agreement between the Company, as purchaser, and Del Prado North, LLP, as seller (“Del Prado”), the Company acquired a medical office building (the “Cape Coral Facility”) located in Cape Coral, Florida, for a purchase price of $7.25 million. The acquisition included the Cape Coral Facility, together with the real property, the improvements, and all appurtenances thereto owned by Del Prado. Upon the closing of the transaction, the Company entered into a new 10-year, triple-net lease with The Sypert Institute, P.A. (the “Sypert Tenant”), effective as of January 17, 2017, and expiring in 2027. The lease provides for three additional five-year renewal options. The Cape Coral Facility is operated by the Sypert Tenant. The acquisition was funded using proceeds from the Company’s revolving credit facility.

Lewisburg Facility

On January 12, 2017, pursuant to the terms of an asset purchase agreement between the Company, as purchaser, and W 148, LLC, as seller, the Company acquired a medical office building (the “Lewisburg Facility”), encompassing 28,480 square feet, located in Lewisburg, Pennsylvania, for a purchase price of $7.3 million. The acquisition included the Lewisburg Facility, together with the real property, the improvements, and all appurtenances thereto owned by W 148 LLC. The Lewisburg Facility is operated by Geisinger Medical Center (“GMC”) and Geisinger System Services (“GSS”), the existing tenants of the Lewisburg Facility. Upon the closing of the transaction, the Company assumed the GMC lease and the GSS lease, which are both triple-net leases. The GMC lease, dated effective as of April 15, 2008, and expiring in 2023, has a fifteen-year initial term and two five-year optional extension terms. The GSS lease, dated effective as of August 1, 2011, and expiring in 2023, has an initial term of 11 years and 9 months and two five-year optional extension terms. The acquisition was funded using proceeds from the Company’s revolving credit facility. This acquisition represents will be accounted for as a business combination.

The following table presents the preliminary purchase price allocation for the assets acquired as part of the Lewisburg facility acquisition:

Land and site improvements	$681,223
Building and tenant improvements	6,113,823
In place leases	373,380
Leasing commissions and legal fees	131,574
Total purchase price	$7,300,000

The above allocation is preliminary and subject to revision within the measurement period, not to exceed one year from the date of the acquisition.

Summary of Properties under Executed Asset Purchase Agreements Subsequent to December 31, 2016

Oklahoma City Facilities

On January 30, 2017, the Company entered into a purchase contract (the “Purchase Agreement”) with CRUSE-TWO, L.L.C., an Oklahoma limited liability company (“Cruse-Two”), and CRUSE-SIX, L.L.C., an Oklahoma limited liability company (“Cruse-Six”) to acquire a surgical hospital (the “Hospital”), a physical therapy center (the “PT Center,” together with the Hospital, “OCOM South”), and an outpatient ambulatory surgery center (“OCOM North”) located in Oklahoma City, Oklahoma from Cruse-Two and Cruse-Six for an aggregate purchase price of $49.5 million.

Upon closing of the acquisition of OCOM South, the Company will assume the existing absolute triple-net lease agreement (the “OCOM South Lease”), pursuant to which OCOM South is leased from Cruse-Two to Oklahoma Center for Orthopedic & Multi-Specialty Surgery, LLC (“OCOM”) with a remaining initial lease term expiring March 1, 2022, subject to three consecutive five-year renewal options by the tenant. A portion of the rent is guaranteed by United Surgical Partners International, Inc. (“USPI”) and INTEGRIS Health, Inc. (“INTEGRIS”), respectively.

Upon closing of the acquisition of OCOM South, the Company will, through a subsidiary of the Operating Partnership, enter into a new absolute triple-net lease agreement (the “Master Lease,”), pursuant to which the subsidiary, as master landlord, will lease OCOM South to Cruse-Two, as master tenant. The Master Lease will have a five-year term. The OCOM South Lease will become a sublease under the Master Lease upon commencement of the Master Lease. USPI and INTEGRIS will continue to serve as guarantors of the OCOM South Lease in the percentages set forth above, while the Master Lease will have no lease guarantees. Upon expiration of the Master Lease, the OCOM South Lease will become a direct lease with the Company.

Under the Master Lease, OCOM will continue to be responsible for all lease payments due under the OCOM South Lease, which amounts will be paid directly to the Master Tenant, while Cruse-Two will be responsible for payment of the additional rent amounts payable under the Master Lease. Cruse-Two will provide a standby letter of credit (“Letter of Credit”) addressed to the Company as beneficiary in an amount equal to the aggregate amount of the additional rent payable by Cruse-Two under the Master Lease, less $220,782, which will be placed into an escrow account at closing and will be disbursed three months before the end of the Master Lease.

Upon closing of the acquisition of OCOM North, the Company will assume the existing absolute triple-net lease agreement (the “OCOM North Lease”) pursuant to which OCOM North is leased from Cruse-Six, as landlord, to OCOM, as tenant, with a remaining initial lease term expiring on July 31, 2022, subject to two consecutive five (5)-year renewal options by the tenant. The annual rent under the OCOM North Lease for OCOM North is subject to annual increases equal to the CPI (never to decrease and not to exceed 4.0% over the prior year’s rent and not to exceed an overall increase of 2.5% per year, compounded annually).

The Company’s obligation to close the acquisition is subject to customary terms and conditions as set forth in the Purchase Agreement. Upon the satisfaction of customary closing conditions, the Company expects to close this acquisition in the second quarter of 2017.

Dividends

On March 20, 2017, the Company announced the declaration of a cash dividend of $0.20 per share of common stock to stockholders of record as of March 27, 2017 and to the holders of the LTIP units that were granted on July 1, 2016 and December 21, 2016. This dividend is to be paid on or about April 10, 2017.

On December 14, 2016, the Company announced the declaration of a cash dividend of $0.20 per share of common stock to stockholders of record as of December 27, 2016 and to the holders of the LTIP units that were granted on July 1, 2016 and December 21, 2016. This dividend, in the amount of $3,604,037, was accrued as of December 31, 2016 and subsequently paid on January 10, 2017.

Amendment to Credit Facility

On March 3, 2017, the Company, the Operating Partnership, as borrower, and the Subsidiary Guarantors of the Operating Partnership entered into an amendment to the Credit Facility with BMO Harris Bank N.A., as Administrative Agent, which increased the commitment amount to $200 million plus an accordion feature that allows for up to an additional $50 million of principal amount subject to certain conditions. The Subsidiary Guarantors and the Company are guarantors of the obligations under the amended Credit Facility. The amount available to borrow from time to time under the amended Credit Facility is limited according to a quarterly borrowing base valuation of certain properties owned by the Subsidiary Guarantors.

Equity Awards Approved in 2017

On February 28, 2017, the Board approved the recommendations of the Compensation Committee of the Board with respect to the granting of 2017 Annual Performance-Based Long Term Incentive Plan Awards (the “Annual Awards”) and Long-Term Performance-Based LTIP Awards (the “Long-Term Awards”) to the executive officers of the Company and other employees of the Company’s external manager who perform services for the Company. The Annual Awards and Long-Term Awards were granted pursuant to the Company’s 2016 Equity Incentive Plan.

An aggregate of 96,529 target LTIP units were awarded under the Annual Awards and an aggregate of 145,133 target LTIP units were awarded under the Long-Term Awards. The number of target LTIP units comprising each Annual Award was based on the closing price of the Company’s common stock reported on the New York Stock Exchange (“NYSE”) on the date of grant (February 28, 2017) and the number of target LTIP Units comprising each Long-Term Award was based on the fair value of the Long-Term Awards as determined by an independent valuation consultant, in each case rounded to the next whole LTIP unit in order to eliminate fractional units.

Annual Awards. The Annual Awards are subject to the terms and conditions of LTIP Annual Award Agreements (“LTIP Annual Award Agreements”) between the Company and each grantee.

The Compensation Committee established various operating performance goals for calendar year 2017, as set forth in Exhibit A to the LTIP Annual Award Agreements (the “Performance Goals”), that will be used to determine the actual number of LTIP Units earned by each grantee under each LTIP Annual Award Agreement. As soon as reasonably practicable following the last day of the 2017 fiscal year, the Compensation Committee will determine the extent to which the Company has achieved the Performance Goals and, based on such determination, will calculate the number of LTIP Units that each grantee is entitled to receive under the grantee’s Annual Award based on the performance percentages described in the grantee’s LTIP Annual Award Agreement. Each grantee may earn up to 150% of the number of target LTIP units covered by the grantee’s Annual Award. Any target LTIP Units that are not earned will be forfeited and cancelled.

Long-Term Awards. The Long-Term Awards are subject to the terms and conditions of LTIP Long-Term Award Agreements (“LTIP Long-Term Award Agreements”) between the Company and each grantee. The number of LTIP Units that each grantee is entitled to earn under the LTIP Long-Term Award Agreements will be determined following the conclusion of a three-year performance period based on the Company’s total shareholder return, which is determined based on a combination of appreciation in stock price and dividends paid during the performance period (“TSR”). Each grantee may earn up to 200% of the number of target LTIP units covered by the grantee’s Long-Term Award. Any target LTIP Units that are not earned will be forfeited and cancelled. The number of LTIP Units earned under the Long-Term Awards will be determined as soon as reasonably practicable following the end of the three-year performance period based on the Company’s TSR on an absolute basis (as to 75% of the Long-Term Award) and relative to the SNL Healthcare REIT Index (as to 25% of the Long-Term Award).

Vesting. LTIP units that are earned as of the end of the applicable performance period will be subject to forfeiture restrictions that will lapse (“vesting”), subject to continued employment through each vesting date, in two installments as follows: 50% of the earned LTIP units will vest upon being earned as of the end of the applicable performance period and the remaining 50% will vest on the first anniversary of the date on which such LTIP units are earned.

Distributions. Pursuant to both the LTIP Annual Award Agreements and LTIP Long-Term Award Agreements, distributions equal to the dividends declared and paid by the Company will accrue during the applicable performance period on the maximum number of LTIP Units that the grantee could earn and will be paid with respect to all of the earned LTIP Units at the conclusion of the applicable performance period, in cash or by the issuance of additional LTIP Units at the discretion of the Compensation Committee.

Director Compensation

On February 28, 2017, the Board also approved the new annual compensation amounts for its independent directors for the year beginning with the 2017 annual meeting of the Company’s stockholders. Each independent director will receive an annual cash retainer of $30,000, payable quarterly in arrears, and each independent director will receive a $30,000 award of LTIP units based on the average closing price of the Company’s common stock as reported on the NYSE during the 10 trading days preceding the date of the annual meeting and subject to forfeiture restrictions that will lapse on the first anniversary of the grant date subject to continued service as a director through such vesting date. In addition, the Board approved new annual compensation amounts for its independent directors who serve on Board committees for the year beginning with the 2017 annual meeting of the Company’s stockholders. Each independent director who serves on a Board committee will receive an annual cash retainer, payable quarterly in arrears, of $6,000 for service on the Audit Committee, $5,000 for service on the Compensation Committee, $3,500 for service on the Nominating & Corporate Governance Committee, and $5,500 for service on the Investment Committee. In addition, the Chairperson each such committee will receive an annual cash retainer, payable quarterly in arrears, of $12,000 for the Chair of the Audit Committee, $10,000 for the Chair the Compensation Committee, $7,000 for the Chair of the Nominating & Corporate Governance Committee, and $11,000 for the Chair of the Investment Committee. If the Board appoints one of the independent directors to serve as Lead Independent Director, such director will receive an annual cash retainer, payable quarterly in arrears, of $15,000.

Finally, the independent directors who were appointed to serve as directors prior to the closing date of the Company’s initial public offering on July 1, 2016 (the “IPO”) will be paid a one-time cash amount equal to (i) $15,000 for the first of such independent directors to be appointed as a director of the Company and (ii) a pro rata amount of $15,000 for the independent directors appointed as directors of the Company after the first such independent director was appointed based on the number of calendar days served from appointment through the closing date of the IPO relative to the total number of days served by the first such director to be appointed through the closing date of the IPO.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to ensure that the information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to management, including the principal executive officer (our Chief Executive Officer) and principal financial officer (our Chief Financial Officer) as appropriate, to allow timely decisions regarding required disclosures. Our Chief Executive Officer (our “CEO”) and Chief Financial Officer (our “CFO”) evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2016. As described below, based on that evaluation, our CEO and CFO identified a material weakness in our internal control over financial reporting, which is an integral component of our disclosure controls and procedures. As a result, our CEO and CFO concluded that, as of the end of the period covered by this Report, the Company’s disclosure controls and procedures were not effective.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for the preparation of our consolidated financial statements and related information. Management uses its best judgment to ensure that the consolidated financial statements present fairly, in material respects, our financial position and results of operations in conformity with generally accepted accounting principles. Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in the Exchange Act. These internal controls are designed to provide reasonable assurance that the reported financial information is presented fairly, that disclosures are adequate and that the judgments inherent in the preparation of financial statements are reasonable. There are inherent limitations in the effectiveness of any system of internal controls including the possibility of human error and overriding of controls. Consequently, even an effective internal control system can only provide reasonable, not absolute, assurance with respect to reporting financial information.

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

Under the supervision of management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission published in 1992 and subsequent guidance prepared by SEC specifically for smaller reporting companies. Based on that evaluation, our management concluded that our internal controls over financial reporting were not effective as of December 31, 2016.  Our CEO and CFO concluded that we have a material weakness due to lack of segregation of duties in multiple areas within the Company. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected in a timely basis.

Our company completed its IPO and became a listed company on the New York Stock Exchange in July 2016. Prior to that time, our company had very limited resources. Since completing our IPO and listing, our company has been intensely focused on acquisitions and has experienced rapid growth. The heavy volume of acquisition activity and rapid growth of our young company have strained the company’s resources and have contributed to the lack of segregation of duties and other deficiencies that have resulted in a material weakness in our internal controls.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to the rules of the SEC that permit us to provide only management’s report in this annual report.

Remediation

In order to remediate the material weakness our management has identified, management intends to employ additional personnel throughout the Company and reassign roles and responsibilities amongst the current and newly hired personnel as needed in order to enhance the segregation of duties and the control environment. Additionally, we have engaged an independent consulting firm that specializes in compliance with the Sarbanes Oxley Act to undertake a full review and evaluation of our personnel levels, key processes, and procedures and to complete documentation that can be monitored and independently tested.

We believe the remedial measures we have undertaken and will continue to implement will address the material weakness in our internal controls. If the remedial measures described above are insufficient to address the identified material weaknesses or are not implemented effectively, or additional deficiencies arise in the future, material misstatements in our interim or annual financial statements may occur in the future. Among other things, any unremediated material weaknesses could result in material post-closing adjustments in future financial statements. Additionally, we may receive an adverse opinion on our internal controls over financial reporting which will be required to be attested to by our independent auditors effective with our fiscal year ending December 31, 2017.

Changes in Internal Control over Financial Reporting

Other than as described above, no changes were made to our internal control over financial reporting during the twelve months ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	Other Information

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated herein by reference to the Company’s definitive Proxy Statement to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the Company’s definitive Proxy Statement to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by reference to the Company’s definitive Proxy Statement to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to the Company’s definitive Proxy Statement to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the Company’s definitive Proxy Statement to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Exhibits

Exhibit No.	Description

3.1	Articles of Incorporation of Global Medical REIT Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Report on Form 10-Q as filed with the Commission on April 22, 2014).

3.2	Second Amended and Restated Bylaws of Global Medical REIT Inc., effective June 13, 2016 (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K as filed with the Commission on June 17, 2016).

3.3	Articles of Amendment to Articles of Incorporation filed with the Secretary of State of Maryland (incorporated herein by reference to Annex A to the Company’s Definitive Information Statement on Schedule 14C as filed with the Commission on October 3, 2014).

3.4	Certificate of Correction of Articles of Incorporation of Global Medical REIT Inc. (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-11/A as filed with the Commission on June 15, 2016).

3.5	Certificate of Correction of Articles of Incorporation of Global Medical REIT Inc. (incorporated by reference to Exhibit 3.4 to the Company’s Registration Statement on Form S-11/A as filed with the Commission on June 15, 2016).

4.1	Agreement and Plan of Conversion dated December 23, 2013 between Scoop Media, Inc. and Global Medical REIT Inc. (incorporated herein by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K as filed with the Commission on March 21, 2016).

4.2	Debt Conversion Agreement and Convertible Debenture dated July 17, 2014 between Global Medical REIT, Inc. and Heng Fai Enterprises Limited (incorporated herein by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K as filed with the Commission on March 21, 2016).

4.3	Convertible Debenture dated March 2, 2016 between Global Medical REIT, Inc. and ZH USA, LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A as filed with the Commission on March 8, 2016).

4.4	Pay-off Letter and Conversion Agreement dated June 15, 2016 between Global Medical REIT Inc. and ZH USA, LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Commission on June 17, 2016).

10.1†	Amended and Restated Management Agreement dated as of July 1, 2016, by and among Global Medical REIT Inc. and Inter-American Management LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Commission on July 7, 2016).

10.2†	Form of Restricted Share Award Agreement (Time Vesting) (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-11/A filed with the Commission on June 15, 2016).

10.3†	Form of LTIP Unit Award Agreement (Officer) (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-11/A filed with the Commission on June 15, 2016).

10.4†	Form of LTIP Unit Award Agreement (Director) (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-11/A filed with the Commission on June 15, 2016).

10.5†	Form of Indemnification Agreement between Global Medical REIT Inc. and its directors and officers (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-11/A filed with the Commission on June 15, 2016).

10.6	Asset Purchase Agreement between Global Medical REIT Inc. and Associates Properties, LP dated as of July 31, 2015 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A as filed with the Commission on October 26, 2015).

10.7	Purchase Agreement between Global Medical REIT Inc. and Associates Properties II, LP dated as of July 31, 2015 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K/A as filed with the Commission on October 26, 2015).

10.8	Term Loan and Security Agreement between GMR Pittsburgh, LLC and Capital One, National Association dated as of September 25, 2015 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Commission on October 1, 2015).

10.9	Asset Purchase Agreement between Global Medical REIT Inc. and R&K Healthcare Real Estate, L.L.C. dated as of October 6, 2015 and First Amendment to Asset Purchase Agreement between Global Medical REIT Inc. and R&K Healthcare Real Estate, L.L.C. dated as of November 6, 2015 (incorporated herein by reference to Exhibit 10.1 and Exhibit 10.2, respectively, to the Company’s Current Report on Form 8-K as filed with the Commission on November 18, 2015).

10.10	Asset Purchase Agreement between Global Medical REIT Inc. and Star Medreal, LLC dated as of September 30, 2015 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Commission on November 20, 2015).

10.11	Asset Purchase Agreement between Global Medical REIT Inc. G.I.C.M. Real Estate, LLC, G.I.C.M Germantown, LLC, Bartlett Medical Complex, LLC, G.I. Diagnostic and Therapeutic Center Rental Company, LLC, Gastroenterology Center of the Midsouth Rental Company, LLC, and G.I.C.M. DESOTO, LLC dated as of December 14, 2015 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Commission on December 17, 2015).

10.12	Asset Purchase Agreement between Global Medical REIT Inc. and Marina Towers LLC dated as of January 7, 2016 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Commission on January 14, 2016).

10.13	Agreement of Limited Partnership, dated March 14, 2016, of Global Medical REIT L.P. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K as filed with the Commission on March 18, 2016).

10.14	Contribution and Assignment Agreement dated March 14, 2016, by and between Global Medical REIT Inc. and Global Medical REIT L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Commission on March 18, 2016).

10.15	Loan Agreement dated March 31, 2016 between GMR Memphis, LLC, GMR Plano, LLC, GMR Melbourne, LLC, and GMR Westland, LLC and Cantor Commercial Real Estate Lending, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Commission on April 6, 2016).

10.16	Asset Purchase Agreement dated March 31, 2016, between Global Medical REIT, Inc. and Chery Hill Real Estate, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K as filed with the Commission on April 6, 2016).

10.17	Lease Agreement between an affiliate of Global Medical REIT, Inc. and The Surgical Institute of Michigan, LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K as filed with the Commission on April 6, 2016).

10.18	Asset Purchase Agreement dated April 19, 2016, between Global Medical REIT, Inc. and Paper Mill Partners, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Commission on April 25, 2016).

10.19†	Global Medical REIT Inc. 2016 Equity Incentive Plan (incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-8 filed with the Commission on June 30, 2016).

10.20	Underwriting Agreement dated as of June 28, 2016, by and among Global Medical REIT Inc., Inter-American Management LLC and Wunderlich Securities, Inc., as representative of the several underwriters named therein (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K as filed with the Commission on July 5, 2016).

10.21	Purchase Agreement dated as of November 29, 2016, between GMR MESA, LLC and HR ACQUISITION I CORPORATION (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Commission on November 30, 2016).

10.22	Purchase Agreement dated as of November 29, 2016, between GMR ALTOONA, LLC and HR ACQUISITION OF PENNSYLVANIA, INC. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K as filed with the Commission on November 30, 2016).

10.23	Purchase Agreement dated as of November 29, 2016, between GMR MECHANICSBURG, LLC, HR ACQUISITION OF PENNSYLVANIA, INC. and PENNSYLVANIA HRT, INC. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K as filed with the Commission on November 30, 2016).

10.24	Credit Facility Agreement dated December 2, 2016 by and among Global Medical REIT L.P., Global Medical REIT INC., the certain Subsidiaries from time to time party thereto as Guarantors, and BMO Harris Bank N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Commission on December 5, 2016).

10.25	Lease Agreement between HR Acquisition I Corporation and GMR Mesa LLC. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Commission on December 23, 2016).

10.26	Lease Agreement between HR Acquisition of Pennsylvania, Inc. and GMR Altoona, LLC. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K as filed with the Commission on December 23, 2016).

10.27	Lease Agreement between HR Acquisition of Pennsylvania, Inc. and GMR Mechanicsburg, LLC. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K as filed with the Commission on December 23, 2016).

10.28	Purchase Agreement dated as of the 30th day of December, 2016, by and between GLOBAL MEDICAL REIT, INC. and GREAT BEND SURGICAL PROPERTIES, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Commission on January 4, 2017).

10.29	Purchase and Sale Agreement dated as of January 30, 2017, between CRUSE-TWO, L.L.C., CRUSE-SIX, L.L.C., and GMR OKLAHOMA CITY, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Commission on February 2, 2017).

10.30	Amended and Restated Building Lease between CRUSE-TWO, L.L.C. and OKLAHOMA CENER FOR ORTHOPEDIC & MULTI-SPECIALTY SURGERY, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K as filed with the Commission on February 2, 2017).

10.31	Lease Agreement between TC CONCORD PLACE I, INC. and SPECIALISTS SURGERY CENTER (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K as filed with the Commission on February 2, 2017).

10.32	Master Lease Agreement by and between GMR OKLAHOMA, LLC and CRUSE-TWO, L.L.C. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K as filed with the Commission on February 2, 2017).

10.33†	Form of LTIP Vesting Agreement: For Grantees with an Employment Agreement with the Advisor (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K as filed with the Commission on December 22, 2016).

10.34†	Form of LTIP Vesting Agreement: For Grantees without an Employment Agreement with the Advisor (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K as filed with the Commission on December 22, 2016).

10.35	First Amendment to Credit Facility Agreement, dated March 3, 2017 by and among Global Medical REIT L.P., Global Medical REIT INC., the certain Subsidiaries from time to time party thereto as Guarantors, and BMO Harris Bank N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Commission on March 6, 2017).

10.36†	LTIP Award Agreement (Annual Award): For Grantees with an Employment Agreement with the Manager (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K as filed with the Commission on March 6, 2017).

10.37†	LTIP Award Agreement (Annual Award): For Grantees without an Employment Agreement with the Manager (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K as filed with the Commission on March 6, 2017).

10.38†	LTIP Award Agreement (Long-Term Award): For Grantees with an Employment Agreement with the Manager (incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K as filed with the Commission on March 6, 2017).

10.39†	LTIP Award Agreement (Long-Term Award): For Grantees without an Employment Agreement with the Manager (incorporated by reference to Exhibit 99.4 to the Company’s Current Report on Form 8-K as filed with the Commission on March 6, 2017).

21*	Subsidiaries of the Company.

31.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Schema

101.CAL *	XBRL Taxonomy Calculation Linkbase

101.DEF *	XBRL Taxonomy Definition Linkbase

101.LAB *	XBRL Taxonomy Label Linkbase

101.PRE *	XBRL Taxonomy Presentation Linkbase

† Management contract or compensatory plan or arrangement.

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Global Medical REIT Inc.

Dated: March 27, 2017	By:	/s/ David A. Young
David A. Young
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the date indicated.

Signature	Title	Date

/s/ David A. Young
David A. Young	Chief Executive Officer (Principal Executive Officer) and Director	March 27, 2017

/s/ Donald McClure
Donald McClure	Chief Financial Officer (Principal Financial and Accounting Officer)	March 27, 2017

/s/ Jeffrey Busch
Jeffrey Busch	Director	March 27, 2017

/s/ Zhang Jingguo
Zhang Jing Guo	Director	March 27, 2017

/s/ Zhang Huiqi
Zhang Huiqi	Director	March 27, 2017

/s/ Kurt Harrington
Kurt Harrington	Director	March 27, 2017

/s/ Matthew Cypher
Matthew Cypher	Director	March 27, 2017

/s/ Ronald Marston
Ronald Marston	Director	March 27, 2017

/s/ Dr. Roscoe Moore
Dr. Roscoe Moore	Director	March 27, 2017

/s/ Henry Cole
Henry Cole	Director	March 27, 2017

