Form 10-K/A
period 2016-12-31
Global Medical REIT Inc.
filed 2017-05-05
CIK 1533615

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

Commission File Number: 333-177592

Global Medical REIT Inc.

(Exact name of registrant as specified in its charter)

Maryland	46-4757266
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

4800 Montgomery Lane #450,
Bethesda, MD	20814
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 202-524-6851

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
Common Stock, $0.001 par value per share	New York Stock Exchange

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

Yes ☒  No ☐

Indicate by a check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer", "smaller reporting company", and "emerging growth company" in Rule 12b-2 of the Exchange Act. Check one:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐  No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $0 as of June 30, 2016.

As of March 27, 2017 there were 17,605,675 shares of the registrant’s common stock, par value of $0.001 per share outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement filed in connection with the registrant’s 2017 Annual Meeting of Stockholders are incorporated by reference into Part III of the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed with the United States Securities and Exchange Commission on March 27, 2017.

EXPLANATORY NOTE

Global Medical REIT Inc. is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend our Annual Report on Form 10-K for the year ended December 31, 2016, originally filed with the United States Securities and Exchange Commission on March 27, 2017 (the “Original Filing”), to voluntarily include Item 1A. Risk Factors and to correct the reference to our definitive Proxy Statement filed in connection with our 2017 Annual Meeting of Stockholders, portions of which are incorporated by reference into the Original Filing as set forth on the cover page of this Amendment.

PART I

ITEM 1A. RISK FACTORS

The following summarizes the material risks of purchasing or owning our securities. Additional unknown risks may also impair our financial performance and our business operations. Our business, financial condition and/or results of operations and cash flows may be materially adversely affected by the nature and impact of these risks. In such case, the market value of our securities could be detrimentally affected, and investors may lose part or all of the value of their investment. You should carefully consider the risks and uncertainties described below.

We have grouped these risk factors into the following general categories:

•	Risks related to our business and our healthcare facilities;

•	Risks related to the healthcare industry;

•	Risks related to the real estate industry;

•	Risks related to financings;

•	Risks related to our formation and structure;

•	Risks related to our relationship with our advisor and other conflicts of interest; and

•	Risks related to our qualification and operation as a REIT.

Risks Related to Our Business and Our Healthcare Facilities

We have a limited history of operations and cannot assure you that our business objectives will be met.

We re-incorporated as a Maryland corporation in January 2014 and changed the focus of our business to our current business strategy. We acquired our first healthcare facility in June 2014. We have a limited history of operations of our healthcare facilities and our distributions to date have been primarily from invested cash. You should consider our prospects in light of the risks, uncertainties and difficulties frequently encountered by companies like ours that do not have a substantial operating history, many of which may be beyond our control. Such risks, uncertainties and difficulties include, among other things:

•	we may acquire healthcare facilities that are not accretive;

•	our tenant-operators may not be successful in their operations and may default under our triple-net leases;

•	we may be unable to generate sufficient cash from operations, or obtain the necessary debt or equity financing to consummate an acquisition or, if obtainable, financing may not be on satisfactory terms;

•	agreements for the acquisition of healthcare facilities are typically subject to customary conditions to closing, including satisfactory completion of due diligence investigations, and we may spend significant time and money on potential acquisitions that we do not consummate;

•	the process of acquiring or pursuing the acquisition of additional healthcare facilities may divert the attention of our management team from our existing business operations;

•	we may be unable to quickly and efficiently integrate new acquisitions into our existing operations; and

•	we may acquire healthcare facilities without recourse, or with only limited recourse, for liabilities, whether known or unknown, such as cleanup of environmental contamination, claims by tenant-operators, vendors or other persons against the former owners of the healthcare facilities and claims for indemnification by general partners, directors, officers and others indemnified by the former owners of the healthcare facilities.

We cannot guarantee in light of these risks, uncertainties and difficulties that we will succeed in achieving our goals and our failure to do so could have an adverse effect on our ability to pay distributions to our stockholders.

Our healthcare facilities are concentrated in medical hospitals, acute and post-acute care and other single-tenant-operator licensed healthcare-related facilities, making us more vulnerable economically to specific industry related risks than if our investments were diversified across different industries.

We acquire and own medical hospital, acute care and other single-tenant-operator licensed healthcare-related facilities. We are subject to risks inherent in concentrating investments in real estate, and the risks resulting from a lack of diversification become even greater as a result of our business strategy to concentrate our investments in the healthcare sector. Any adverse effects that result from these risks could be more pronounced than if we diversified our investments outside of licensed healthcare facilities. Given our concentration in this sector, our tenant-operator base is especially concentrated and dependent upon the healthcare industry generally, and any industry downturn could adversely affect the ability of our tenant-operators to make lease payments and our ability to maintain current rental and occupancy rates. Our tenant-operator mix could become even more concentrated if a significant portion of our tenant-operators practice in a particular medical field or are reliant upon a particular healthcare delivery system. Accordingly, a downturn in the healthcare industry generally, or a particular healthcare delivery system specifically, may have a material adverse effect on our business, financial condition and results of operations, our ability to make distributions to our stockholders and the trading price of our common stock.

The bankruptcy, insolvency or weakened financial condition of any of our significant tenant-operators could seriously harm our operating results, financial condition and cash flows.

We will receive substantially all of our revenue as rent payments from tenant-operators under triple-net leases of our healthcare facilities. Until we grow our asset base significantly, we will be dependent on a relatively small number of tenant-operators, some of which will account for a significant percentage of our rental revenue. For the three months ended March 31, 2017, our HealthSouth facilities comprised 30% of our rental revenue, our Omaha and Plano facilities each comprised 9% of our rental revenue, and our Tennessee facilities comprised 8% of our rental revenue. No other facilities comprised greater than 6% of our rental revenue during the three months ended March 31, 2017. We have no control over the success or failure of our tenant-operators’ businesses and, at any time, any of our tenant-operators may experience a downturn in its business that may weaken its financial condition. Additionally, private or governmental payors may lower the reimbursement rates paid to our tenant-operators for their healthcare services. For example, the Patient Protection and Affordable Care Act of 2010 (the “Affordable Care Act”) provides for significant reductions to Medicare and Medicaid payments. As a result, our tenant-operators may fail to make rent payments when due or declare bankruptcy. Any lessee failure to make rent payments when due or tenant-operator bankruptcy could result in the termination of the tenant-operator’s lease and, particularly in the case of a large tenant-operator, or a significant number of tenant-operators, may have a material adverse effect on our business, financial condition and results of operations, our ability to make distributions to our stockholders and the trading price of our common stock. In addition, to the extent a tenant-operator vacates specialized space in one of our healthcare facilities (such as imaging space, ambulatory surgical space, or inpatient hospital space), re-leasing the vacated space could be more difficult than re-leasing more generic office space, as there are fewer users for such specialized healthcare space in a typical market than for more traditional office space. Tenant-operators also may not lease space at the quantity or rental rate levels projected.

Any bankruptcy filings by or relating to one of our tenant-operators could bar all efforts by us to collect pre-bankruptcy debts from that tenant-operator or seize its healthcare facility, unless we receive an order permitting us to do so from a bankruptcy court, which we may be unable to obtain. A tenant-operator bankruptcy could also delay our efforts to collect past due balances under the relevant leases and could ultimately preclude full collection of these sums. If a tenant-operator assumes the lease while in bankruptcy, all pre-bankruptcy balances due under the lease must be paid to us in full. However, if a tenant-operator rejects the lease while in bankruptcy, we would have only a general unsecured claim for pre-petition damages. Any unsecured claim that we hold may be paid only to the extent that funds are available and only in the same percentage as is paid to all other holders of unsecured claims. It is possible that we may recover substantially less than the full value of any unsecured claims that we hold, if any, which may have an adverse effect on our business, financial condition and results of operations, our ability to make distributions to our stockholders and the trading price of our common stock. Furthermore, dealing with a tenant-operator bankruptcy or other default may divert management’s attention and cause us to incur substantial legal and other costs.

Adverse economic or other conditions in the geographic markets in which we conduct business could negatively affect our occupancy levels and rental rates and therefore our operating results, financial condition and cash flows.

Our operating results depend upon our ability to maintain occupancy levels and rental rates at our healthcare facilities. Adverse economic or other conditions in the geographic markets in which we operate, including periods of economic slowdown or recession, industry slowdowns, periods of deflation, relocation of businesses, changing demographics, earthquakes and other natural disasters, fires, terrorist acts, civil disturbances or acts of war and other man-made disasters which may result in uninsured or underinsured losses, and changes in tax, real estate, zoning and other laws and regulations, may lower our occupancy levels and limit our ability to maintain rents or require us to offer rental concessions. The failure of our healthcare facilities to generate revenues sufficient to meet our cash requirements, including operating and other expenses, debt service and capital expenditures, may have an adverse effect on our business, financial condition and results of operations, our ability to make distributions to our stockholders and the trading price of our common stock.

We may have difficulty finding suitable replacement tenant-operators in the event of a tenant-operator default or non-renewal of our leases, especially for our healthcare facilities located in smaller markets, which could negatively affect our operating results, financial condition and cash flows.

We cannot predict whether our tenant-operators will renew existing leases beyond their current terms. Nearly all of our healthcare facilities are subject to triple-net leases which have multi-year terms. As of March 31, 2017, none of our existing leases expire before 2021. However, if any of our leases are not renewed, we would attempt to lease those healthcare facilities to another tenant-operator. In case of non-renewal, we generally have advance notice before expiration of the lease term to arrange for repositioning of the healthcare facilities and our tenant-operators are required to continue to perform all of their obligations (including the payment of all rental amounts) for the non-renewed assets until such expiration. However, following expiration of a lease term or if we exercise our right to replace a tenant-operator in default, rental payments on the related healthcare facilities could decline or cease altogether while we reposition the healthcare facilities with a suitable replacement tenant. We also might not be successful in identifying suitable replacement tenant-operators or entering into triple-net leases with new tenant-operators on a timely basis or on terms as favorable to us as our current triple-net leases, or at all, and we may be required to fund certain expenses and obligations (e.g., real estate taxes, debt costs and maintenance expenses) to preserve the value of, and avoid the imposition of liens on, our healthcare facilities while they are being repositioned. Our ability to reposition our healthcare facilities with a suitable tenant-operator could be significantly delayed or limited by state licensing, receivership, certificate of need or other laws, as well as by the Medicare and Medicaid change-of-ownership rules. We could also incur substantial additional expenses in connection with any licensing, receivership or change-of-ownership proceedings. In addition, our ability to locate suitable replacement tenant-operators could be impaired by the specialized healthcare uses or contractual restrictions on use of the healthcare facilities, and we may be required to spend substantial amounts to adapt the healthcare facilities to other uses. Any such delays, limitations and expenses could adversely impact our ability to collect rent, obtain possession of leased healthcare facilities or otherwise exercise remedies for tenant-operator default and could have a material adverse effect on us.

All of these risks may be greater in the smaller markets, where there may be fewer potential replacement tenant-operators, making it more difficult to replace tenant-operators, especially for specialized space, like hospital or outpatient treatment facilities located in our healthcare facilities, and could have a material adverse effect on us.

We may be unable to successfully enter into definitive purchase agreements for or close the acquisition of the properties in our investment pipeline.

There is no assurance that we will successfully enter into definitive purchase agreements for the facilities in our investment pipeline. We could determine through a market analysis, a review of historical and projected financial statements of the property or the operator, a review of current insurance or other due diligence that the prospective facility does not meet our investment standards. We also may be unable to come to an agreement. Additionally, there is no assurance that we will successfully close an acquisition once a purchase agreement has been signed. After a purchase agreement has been signed, we typically have a due diligence period of 45 to 60 days. If we identify problems with the property or the operator during our due diligence review, we may terminate the purchase agreement and not close.

We may be unable to successfully acquire healthcare facilities and expand our operations into new or existing markets.

We intend to explore acquisitions of healthcare facilities in new and existing geographic markets. These acquisitions could divert management’s attention from our existing healthcare facilities, and we may be unable to retain key employees or attract highly qualified new employees. In addition, we may not possess familiarity with the dynamics and prevailing conditions of any new geographic markets which could adversely affect our ability to successfully expand into or operate within those markets. For example, new markets may have different insurance practices, reimbursement rates and local real estate, zoning and development regulations than those with which we are familiar. Our expansion into new markets could result in unexpected costs or delays and other adverse consequences. We may not be successful in identifying suitable healthcare facilities with suitable tenant-operators which meet our acquisition criteria or in consummating acquisitions on satisfactory terms or at all for a number of reasons, including, among other things, unsatisfactory results of our due diligence investigations, failure to obtain financing for the acquisition on favorable terms or at all, and our misjudgment of the value of the opportunities. If we are unsuccessful in expanding into new or our existing markets, it could adversely affect our business, financial condition and results of operations, our ability to make distributions to our stockholders and the trading price of our common stock.

We may not be successful in identifying and completing off-market acquisitions and other suitable acquisitions or investment opportunities, which may impede our growth and adversely affect our business, financial condition, results of operations, cash flows and our ability to make distributions to our stockholders.

An important component of our growth strategy is to acquire healthcare facilities before they are widely marketed by the owners, or off-market. Facilities that are acquired off-market are typically more attractive to us as a purchaser because of the absence of a formal marketing process, which could lead to higher prices or other unattractive terms. If we cannot obtain off-market deal flow in the future, our ability to locate and acquire facilities at attractive prices could be adversely affected. We expect to compete with many other entities engaged in real estate investment activities for acquisitions of healthcare facilities, including national, regional and local operators, acquirers and developers of healthcare-related real estate properties. The competition for healthcare-related real estate properties may significantly increase the price that we must pay for healthcare facilities or other assets that we seek to acquire, and our competitors may succeed in acquiring those healthcare facilities or assets themselves. In addition, our potential acquisition targets may find our competitors to be more attractive because they may have greater resources, may be willing to pay more for the healthcare facilities or may have a more compatible operating philosophy. In particular, larger REITs targeting healthcare facilities may enjoy significant competitive advantages that result from, among other things, a lower cost of capital, enhanced operating efficiencies more personnel and market penetration and familiarity with markets. In addition, the number of entities and the amount of funds competing for suitable investment properties may increase. This competition will result in increased demand for these assets and therefore increased prices paid for them. Those higher prices for healthcare facilities or other assets may adversely affect our returns from our investments.

Some of our healthcare facilities are subject to ground leases and some of the healthcare facilities that we acquire in the future may be subject to ground leases or other restrictions on the use of the space. If we are required to undertake significant capital expenditures to procure new tenant-operators, then our business, results of operations and cash flows may suffer.

Two of our healthcare facilities, representing approximately 6% of our total leasable square feet as of March 31, 2017 and 10% of our rental revenue for the three months ended March 31, 2017, are subject to ground leases that contain certain restrictions. These restrictions include limits on our ability to re-let our healthcare facilities to tenant-operators not affiliated with the healthcare delivery system that owns the underlying healthcare facility, rights of purchase and rights of first offer and refusal with respect to sales of the healthcare facility and limits on the types of medical procedures that may be performed. In addition, lower than expected rental rates upon re-letting could impede our growth. We may not be able to re-let space on terms that are favorable to us or at all. Further, we may be required to undertake significant capital expenditures to renovate or reconfigure space to attract new tenant-operators. If we are unable to promptly re-let our healthcare facilities, if the rates upon such re-letting are significantly lower than expected or if we are required to undertake significant capital expenditures in connection with re-letting, our business, financial condition and results of operations, our ability to make distributions to our stockholders and the trading price of our common stock may be adversely affected.

Our healthcare facilities and our tenant-operators may be unable to compete successfully.

Our healthcare facilities often face competition from nearby hospitals and other healthcare facilities that provide comparable services. Similarly, our tenant-operators face competition from other medical practices and service providers at nearby hospitals and other healthcare facilities. From time to time and for reasons beyond our control, managed care organizations may change their lists of preferred hospitals or in-network physicians. Physicians also may change hospital affiliations. If competitors of our tenant-operators or competitors of the associated healthcare delivery systems with which our healthcare facilities are strategically aligned have greater geographic coverage, improve access and convenience to physicians and patients, provide or are perceived to provide higher quality services, recruit physicians to provide competing services at their facilities, expand or improve their services or obtain more favorable managed care contracts, our tenant-operators may not be able to successfully compete. Any reduction in rental revenues resulting from the inability of our tenant-operators or the associated healthcare delivery systems with which our healthcare facilities are strategically aligned to compete in providing medical services and/or receiving sufficient rates of reimbursement for healthcare services rendered may have a material adverse effect on our business, financial condition and results of operations, our ability to make distributions to our stockholders and the trading price of our common stock.

We may in the future make investments in joint ventures, which could be adversely affected by our lack of decision-making authority, our reliance upon our joint venture partners’ financial condition, any disputes that may arise between us and our joint venture partners and our exposure to potential losses from the actions of our joint venture partners.

We may in the future make co-investments with third parties through partnerships, joint ventures or other entities, acquiring non-controlling interests in or sharing responsibility for the management of the affairs of a healthcare facility, partnership, joint venture or other entity. Joint ventures generally involve risks not present with respect to our wholly-owned healthcare facilities, including the following:

•	Our joint venture partners may make management, financial and operating decisions with which we disagree or that are not in our best interest;

•	We may be prevented from taking actions that are opposed by our joint venture partners;

•	Our ability to transfer our interest in a joint venture to a third party may be restricted;

•	Our joint venture partners might become bankrupt or fail to fund their share of required capital contributions which may delay construction or development of a healthcare related facility or increase our financial commitment to the joint venture;

•	Our joint venture partners may have business interests or goals with respect to the healthcare related facility that conflict with our business interests and goals which could increase the likelihood of disputes regarding the ownership, management or disposition of the healthcare related facility;

•	Disputes may develop with our joint venture partners over decisions affecting the healthcare related facility or the joint venture which may result in litigation or arbitration that would increase our expenses and distract our officers and/or directors from focusing their time and effort on our business and possibly disrupt the daily operations of the healthcare related facility; and

•	We may suffer losses as a result of the actions of our joint venture partners with respect to our joint venture investments.

Joint venture investments involve risks that may not be present with other methods of ownership. In addition to those risks identified above, our partner might at any time have economic or other business interests or goals that are or become inconsistent with our interests or goals; that we could become engaged in a dispute with our partner, which could require us to expend additional resources to resolve such disputes and could have an adverse impact on the operations and profitability of the joint venture; and that our partner may be in a position to take action or withhold consent contrary to our instructions or requests. In addition, our ability to transfer our interest in a joint venture to a third party may be restricted. Although currently not applicable to our existing joint venture arrangements, in the future, in certain instances, we or our partner may have the right to trigger a buy-sell arrangement, which could cause us to sell our interest, or acquire our partner’s interest, at a time when we otherwise would not have initiated such a transaction. Our ability to acquire our partner’s interest may be limited if we do not have sufficient cash, available borrowing capacity or other capital resources. In such event, we may be forced to sell our interest in the joint venture when we would otherwise prefer to retain it. Joint ventures may require us to share decision-making authority with our partners, which could limit our ability to control the healthcare facilities in the joint ventures. Even when we have a controlling interest, certain major decisions may require partner approval, such as the sale, acquisition or financing of a healthcare facility.

Uninsured losses or losses in excess of our insurance coverage could adversely affect our financial condition, results of operations and our cash flows.

Our tenant-operators are required to maintain comprehensive liability, fire, flood, earthquake, wind (as deemed necessary or as required by our lenders), and extended coverage insurance with respect to our healthcare facilities. Certain types of losses, however, may be either uninsurable or not economically insurable, such as losses due to earthquakes, riots, acts of war or terrorism. Should an uninsured loss occur, or if there is a significant deductible to be paid and our tenant-operator is unable to fund such loss or deductible, we could lose both our investment in and anticipated profits and cash flows from a healthcare related facility. As a result, our business, financial condition and results of operations, our ability to make distributions to our stockholders and the trading price of our common stock may be adversely affected.

Environmental compliance costs and liabilities associated with owning, leasing, developing and operating our healthcare facilities may affect our financial condition, results of operations, and cash flows.

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

Costs associated with complying with the Americans with Disabilities Act of 1990 may result in unanticipated expenses.

Under the Americans with Disabilities Act of 1990, or the ADA, all places of public accommodation are required to meet certain U.S. federal requirements related to access and use by disabled persons. A number of additional U.S. federal, state and local laws may also require modifications to our healthcare facilities, or restrict certain further renovations of the buildings, with respect to access thereto by disabled persons. Noncompliance with the ADA could result in the imposition of fines, an award of damages to private litigants and/or an order to correct any non-complying feature which could result in substantial capital expenditures. Our leases provide that our tenant-operators shall maintain our healthcare facilities in compliance with such laws, however, we have not conducted a detailed audit or investigation of all of our healthcare facilities to determine such compliance, and we cannot predict the ultimate cost of compliance with the ADA or other legislation. If one or more of our healthcare facilities is not in compliance with the ADA or other related legislation, then our tenant-operators would be required to incur additional costs to bring the facility into compliance. These costs, if substantial, could have an adverse economic effect on our tenant-operators which could adversely affect our business, financial condition and results of operations, our ability to make distributions to our stockholders and the trading price of our common stock may be adversely affected.

We have now, and may have in the future, exposure to contingent rent escalators, which may hinder the growth of our rental income and therefore our profitability in the future.

We receive substantially all of our revenues by leasing our healthcare facilities under long-term triple-net leases in which the rental rate is generally fixed with annual escalations. Leases in the future may contain escalators contingent upon the achievement of specified revenue parameters or based on changes in the Consumer Price Index. If, as a result of weak economic conditions or other factors, the revenues generated by our triple-net leased healthcare facilities do not meet the specified parameters or the Consumer Price Index does not increase, our growth and profitability will be hindered by these triple-net leases.

The occurrence of cyber incidents, or a deficiency in our cybersecurity, could negatively impact our business by causing a disruption to our operations, a compromise or corruption of our confidential information, and/or damage to our business relationships, all of which could negatively impact our financial condition, results of operations and cash flows.

A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity, or availability of our information resources. More specifically, a cyber-incident is an intentional attack or an unintentional event that can include gaining unauthorized access to systems to disrupt operations, corrupt data, or steal confidential information. As our reliance on technology has increased, so have the risks posed to our systems, both internal and those we have outsourced. Our three primary risks that could directly result from the occurrence of a cyber-incident include operational interruption, damage to our relationship with our tenant-operators, and private data exposure. We have implemented processes, procedures and controls to help mitigate these risks, but these measures, as well as our increased awareness of a risk of a cyber-incident, do not guarantee that our financial results will not be negatively impacted by such an incident.

Risks Related to the Healthcare Industry

The healthcare industry is heavily regulated, and new laws or regulations, changes to existing laws or regulations, loss of licensure or failure to obtain licensure could adversely impact our company, financial condition, results of operations and cash flows and could result in the inability of our tenant-operators to make rent payments to us.

The healthcare industry is heavily regulated by U.S. federal, state and local governmental authorities. Our tenant-operators generally will be subject to laws and regulations covering, among other things, licensure, certification for participation in government programs, billing for services, privacy and security of health information and relationships with physicians and other referral sources. In addition, new laws and regulations, changes in existing laws and regulations or changes in the interpretation of such laws or regulations could negatively affect our financial condition and the financial condition of our tenant-operators. These changes, in some cases, could apply retroactively. The enactment, timing or effect of legislative or regulatory changes cannot be predicted.

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

Failure to comply with these laws and regulations could adversely affect us directly and our tenant-operators’ ability to make rent payments to us which may have an adverse effect on our business, financial condition and results of operations, our ability to make distributions to our stockholders and the trading price of our common stock.

On March 23, 2010, President Obama signed into law the Affordable Care Act and the Health Care and Education Reconciliation Act of 2010, which amends the Affordable Care Act (collectively with other subsequently enacted federal health care laws and regulations, the “Health Reform Laws”). The Health Reform Laws contain various provisions that may directly impact us or our tenant-operators.  Some provisions of the Health Reform Laws may have a positive impact on our tenant-operators’ revenues, by, for example, increasing coverage of uninsured individuals, while others may have a negative impact on the reimbursement of our tenant-operators by, for example, altering the market basket adjustments for certain types of health care facilities.  The Health Reform Laws also enhance certain fraud and abuse penalty provisions that could apply to our tenant-operators, in the event of one or more violations of the federal health care regulatory laws. In addition, there are provisions that impact the health coverage that we and our tenant-operators provide to our respective employees.  The Health Reform Laws also provide additional Medicaid funding to allow states to carry out the expansion of Medicaid coverage to certain financially-eligible individuals beginning in 2014, and have also permitted states to expand their Medicaid coverage to these individuals since April 1, 2010, if certain conditions are met.  On June 28, 2012, the United States Supreme Court upheld the individual mandate of the Health Reform Laws but partially invalidated the expansion of Medicaid.  The ruling on Medicaid expansion will allow states not to participate in the expansion—and to forego funding for the Medicaid expansion—without losing their existing Medicaid funding.  Given that the federal government substantially funds the Medicaid expansion, it is unclear how many states will ultimately pursue this option.  The participation by states in the Medicaid expansion could have the dual effect of increasing our tenants’ revenues, through new patients, but could also further strain state budgets.  While the federal government paid for approximately 100% of those additional costs from 2014 to 2016, states now are expected to pay for part of those additional costs.

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

Adverse trends in healthcare provider operations may negatively affect our rental revenues and our ability to make distributions to our stockholders.

The healthcare industry is currently experiencing, among other things:

•	changes in the demand for and methods of delivering healthcare services;

•	changes in third party reimbursement methods and policies;

•	consolidation and pressure to integrate within the healthcare industry through acquisitions and joint ventures; and

•	increased scrutiny of billing, referral and other practices by U.S. federal and state authorities.

These factors may adversely affect the economic performance of some or all of our tenant-operators and, in turn, our lease revenues, which may have a material adverse effect on our business, financial condition and results of operations, our ability to make distributions to our stockholders and the trading price of our common stock.

Reductions in reimbursement from third-party payors, including Medicare and Medicaid, could adversely affect the profitability of our tenant-operators and hinder their ability to make rent payments to us or renew their lease, which could impact our financial condition, results of operations and cash flows.

Sources of revenue for our tenant-operators typically include the U.S. federal Medicare program, state Medicaid programs, private insurance payors and health maintenance organizations. Healthcare providers continue to face increased government and private payor pressure to control or reduce healthcare costs and significant reductions in healthcare reimbursement, including reduced reimbursements and changes to payment methodologies under the Affordable Care Act. The Congressional Budget Office, or CBO, estimates the reductions required by the Affordable Care Act over the next ten years following enactment of the act will include $415 billion in cuts to Medicare fee-for-service payments, the majority of which will come from hospitals, and that some hospitals will become insolvent as a result of the reductions. In some cases, private insurers rely on all or portions of the Medicare payment systems to determine payment rates which may result in decreased reimbursement from private insurers. The Affordable Care Act will likely increase enrollment in plans offered by private insurers who choose to participate in state-run exchanges, but the Affordable Care Act also imposes new requirements for the health insurance industry, including prohibitions upon excluding individuals based upon pre-existing conditions which may increase private insurer costs and, thereby, cause private insurers to reduce their payment rates to providers. At this time, it is difficult to predict the full effects of the Affordable Care Act and its impact on our business, our revenues and financial condition and those of our tenant-operators due to the law’s complexity, lack of implementing regulations or interpretive guidance, gradual implementation and possible amendment. The Affordable Care Act could adversely affect the reimbursement rates received by our tenant-operators, the financial success of our tenant-operators and strategic partners and consequently us.

If the United States economy enters a recession or slower growth, this could negatively affect state budgets, thereby putting pressure on states to decrease spending on state programs including Medicaid. The need to control Medicaid expenditures may be exacerbated by the potential for increased enrollment in state Medicaid programs due to unemployment and declines in family incomes. Historically, states have often attempted to reduce Medicaid spending by limiting benefits and tightening Medicaid eligibility requirements. Many states have adopted, or are considering the adoption of, legislation designed to enroll Medicaid recipients in managed care programs and/or impose additional taxes on hospitals to help finance or expand the states’ Medicaid systems. Potential reductions to Medicaid program spending in response to state budgetary pressures could negatively impact the ability of our tenant-operators to successfully operate their businesses.

Efforts by payors to reduce healthcare costs will likely continue which may result in reductions or slower growth in reimbursement for certain services provided by some of our tenant-operators. A reduction in reimbursements to our tenant-operators from third-party payors for any reason could adversely affect our tenant-operators’ ability to make rent payments to us which may have a material adverse effect on our businesses, financial condition and results of operations, our ability to make distributions to our stockholders and the trading price of our common stock.

Our tenant-operators and our company are subject to fraud and abuse laws, the violation of which by a tenant-operator may jeopardize the tenant-operator’s ability to make rent payments to us, which could impact our financial condition, results of operations and cash flows.

There are various U.S. federal and state laws prohibiting fraudulent and abusive business practices by healthcare providers who participate in, receive payments from or are in a position to make referrals in connection with government-sponsored healthcare programs, including the Medicare and Medicaid programs. Our lease arrangements with certain tenant-operators may also be subject to these fraud and abuse laws.

These laws include without limitation:

•	the U.S. Federal Anti-Kickback Statute, which prohibits, among other things, the offer, payment, solicitation or receipt of any form of remuneration in return for, or to induce, the referral of any U.S. federal or state healthcare program patients;

•	the U.S. Federal Physician Self-Referral Prohibition (commonly called the “Stark Law”), which, subject to specific exceptions, restricts physicians who have financial relationships with healthcare providers from making referrals for designated health services for which payment may be made under Medicare or Medicaid programs to an entity with which the physician, or an immediate family member, has a financial relationship;

•	the False Claims Act, which prohibits any person from knowingly presenting false or fraudulent claims for payment to the U.S. federal government, including under the Medicare and Medicaid programs;

•	the Civil Monetary Penalties Law, which authorizes the Department of Health and Human Services to impose monetary penalties for certain fraudulent acts; and

•	state anti-kickback, anti-inducement, anti-referral and insurance fraud laws which may be generally similar to, and potentially more expansive than, the U.S. federal laws set forth above.

Violations of these laws may result in criminal and/or civil penalties that range from punitive sanctions, damage assessments, penalties, imprisonment, denial of Medicare and Medicaid payments and/or exclusion from the Medicare and Medicaid programs. In addition, the Affordable Care Act clarifies that the submission of claims for items or services generated in violation of the Anti-Kickback Statute constitutes a false or fraudulent claim under the False Claims Act. The U.S. federal government has taken the position, and some courts have held that violations of other laws, such as the Stark Law, can also be a violation of the False Claims Act. Additionally, certain laws, such as the False Claims Act, allow for individuals to bring whistleblower actions on behalf of the government for violations thereof. Imposition of any of these penalties upon one of our tenant-operators or strategic partners could jeopardize that tenant-operator’s ability to operate or to make rent payments or affect the level of occupancy in our healthcare facilities, which may have a material adverse effect on our business, financial condition and results of operations, our ability to make distributions to our stockholders and the trading price of our common stock. Further, we enter into leases and other financial relationships with healthcare delivery systems that are subject to or impacted by these laws. In the future we may have other investors who are healthcare providers in certain of our subsidiaries that own our healthcare facilities. If any of our relationships, including those related to the other investors in our subsidiaries, are found not to comply with these laws, we and our physician investors may be subject to civil and/or criminal penalties.

Our healthcare-related tenant-operators may be subject to significant legal actions that could subject them to increased operating costs and substantial uninsured liabilities, which may affect their ability to pay their rent payments to us, and we could be subject to healthcare industry violations.

As is typical in the healthcare industry, our tenant-operators may often become subject to claims that their services have resulted in patient injury or other adverse effects. Many of these tenant-operators may have experienced an increasing trend in the frequency and severity of professional liability and general liability insurance claims and litigation asserted against them. The insurance coverage maintained by these tenant-operators may not cover all claims made against them nor continue to be available at a reasonable cost, if at all. In some states, insurance coverage for the risk of punitive damages arising from professional liability and general liability claims and/or litigation may not, in certain cases, be available to these tenant-operators due to state law prohibitions or limitations of availability. As a result, these types of tenant-operators of our healthcare facilities and healthcare-related facilities operating in these states may be liable for punitive damage awards that are either not covered or are in excess of their insurance policy limits.

We also believe that there has been, and will continue to be, an increase in governmental investigations of certain healthcare providers, particularly in the area of Medicare/Medicaid false claims, as well as an increase in enforcement actions resulting from these investigations. Insurance is not available to cover such losses. Any adverse determination in a legal proceeding or governmental investigation, any settlements of such proceedings or investigations in excess of insurance coverage, whether currently asserted or arising in the future, could have a material adverse effect on a tenant-operator’s financial condition. If a tenant-operator is unable to obtain or maintain insurance coverage, if judgments are obtained or settlements reached in excess of the insurance coverage, if a tenant-operator is required to pay uninsured punitive damages, or if a tenant-operator is subject to an uninsurable government enforcement action or investigation, the tenant-operator could be exposed to substantial additional liabilities, which may affect the tenant-operator’s ability to pay rent, which in turn could have a material adverse effect on our business, financial condition and results of operations, our ability to pay distributions to our stockholders and the trading price of our common stock. We could also be subject to costly government investigations or other enforcement actions which could have a material adverse effect on our business, financial condition and results of operations, our ability to pay distributions to our stockholders and the trading price of our common stock.

Risks Related to the Real Estate Industry

Our operating performance is subject to risks associated with the real estate industry.

Real estate investments are subject to various risks and fluctuations and cycles in value and demand, many of which are beyond our control. Certain events may decrease cash available for distributions as well as the value of our healthcare facilities. These events include, but are not limited to:

•	vacancies or our inability to rent vacant healthcare facilities on favorable terms, including possible market pressures to offer tenant-operators rent abatements, tenant-operator improvements, early termination rights or tenant-favorable renewal options;

•	inability to collect rent from tenant-operators;

•	competition from other real estate investors with significant capital, including other real estate operating companies, REITs and institutional investment funds;

•	reductions in the level of demand for healthcare facilities and changes in the demand for certain healthcare-related facilities;

•	increases in expenses associated with our real estate operations, including, but not limited to, insurance costs, costs of compliance with laws and regulations and governmental policies; and

•	changes in, and changes in enforcement of, laws, regulations and governmental policies associated with real estate, including, without limitation, health, safety, environmental, zoning and tax laws, governmental fiscal policies and the ADA.

In addition, periods of economic slowdown or recession, such as the recent U.S. economic downturn, rising interest rates or declining demand for real estate, or the public perception that any of these events may occur, could result in a general decline in rents or an increased incidence of defaults under existing leases. If we cannot lease our healthcare facilities to meet our financial expectations, our business, financial condition, results of operations, cash flow, per share trading price of our common stock and ability to satisfy our debt service obligations and to make distributions to our stockholders could be adversely affected.

Illiquidity of real estate investments could significantly impede our ability to respond to adverse changes in the performance of our healthcare facilities.

Because real estate investments are relatively illiquid, our ability to promptly sell one or more of our healthcare facilities in response to changing economic, financial and investment conditions is limited. The real estate market is affected by many factors, such as general economic conditions, availability of financing, interest rates and other factors, including supply and demand, that are beyond our control. We cannot predict whether we will be able to sell any of our healthcare facilities for the price or on the terms set by us or whether any price or other terms offered by a prospective purchaser would be acceptable to us. We also cannot predict the length of time needed to find a willing purchaser and to close the sale of any of our healthcare facilities. We may be required to expend funds to correct defects or to make improvements before a healthcare facility can be sold. We cannot assure you that we will have funds available to correct those defects or to make those improvements.

In acquiring a healthcare facility we may agree to transfer restrictions that materially restrict us from selling that healthcare facility for a period of time or impose other restrictions, such as a limitation on the amount of debt that can be placed or repaid on that healthcare facility. These transfer restrictions would impede our ability to sell a healthcare facility even if we deem it necessary or appropriate. These facts and any others that would impede our ability to respond to adverse changes in the performance of our healthcare facilities may have an adverse effect on our business, financial condition, results of operations, or ability to make distributions to our stockholders and the trading price of our common stock.

Uncertain market conditions could cause us to sell our healthcare facilities at a loss in the future.

We intend to hold our various real estate investments until such time as we determine that a sale or other disposition appears to be advantageous to achieve our investment objectives. Our senior management team and our board of directors may exercise their discretion as to whether and when to sell a healthcare facility, and we will have no obligation to sell our buildings at any particular time. We generally intend to hold our healthcare facilities for an extended period of time, and we cannot predict with any certainty the various market conditions affecting real estate investments that will exist at any particular time in the future. Because of the uncertainty of market conditions that may affect the future disposition of our healthcare facilities, we may not be able to sell our buildings at a profit in the future or at all. We may incur prepayment penalties in the event that we sell a healthcare facility subject to a mortgage earlier than we otherwise had planned. Additionally, we could be forced to sell healthcare facilities at inopportune times which could result in us selling the affected building at a substantial loss. Accordingly, the extent to which you will receive cash distributions and realize potential appreciation on our real estate investments will, among other things, be dependent upon fluctuating market conditions. Any inability to sell a healthcare facility could adversely impact our ability to make debt payments and distributions to our stockholders.

Our assets may become subject to impairment charges.

We will periodically evaluate our real estate investments and other assets for impairment indicators. The judgment regarding the existence of impairment indicators is based upon factors such as market conditions, tenant-operator performance and legal structure. For example, the termination of a lease by a major tenant-operator may lead to an impairment charge. If we determine that an impairment has occurred, we would be required to make an adjustment to the net carrying value of the asset which could have an adverse effect on our results of operations and FFO in the period in which the impairment charge is recorded.

Risks Related to Financings

Higher mortgage rates may make it more difficult for us to finance or refinance healthcare facilities, which could reduce the number of healthcare facilities we can acquire and the amount of cash available for distribution to our stockholders.

If mortgage debt is unavailable on reasonable terms as a result of increased interest rates or other factors, we may not be able to finance the purchase of additional healthcare facilities. In addition, if we place mortgage debt on our healthcare facilities, we run the risk of being unable to refinance such debt when the loans come due, or of being unable to refinance on favorable terms. If interest rates are higher when we refinance debt, our income could be reduced. We may be unable to refinance debt at appropriate times, which may require us to sell healthcare facilities on terms that are not advantageous to us, or could result in the foreclosure of such healthcare facilities. If any of these events occur, our cash flows would be reduced. This, in turn, would reduce cash available for distribution to our stockholders and may impact our ability to raise more capital by issuing securities or by borrowing more money.

Required payments of principal and interest on borrowings may leave us with insufficient cash to operate our healthcare facilities or to pay the distributions currently contemplated or necessary to qualify as a REIT and may expose us to the risk of default under our debt obligations.

We borrow on our revolving credit facility to acquire properties. We are subject to risks associated with debt financing, including the risk that existing indebtedness may not be refinanced or that the terms of refinancing may not be as favorable as the terms of current indebtedness. We also expect to incur additional debt in connection with future investments. We do not anticipate that our internally generated cash flow will be adequate to repay our existing indebtedness upon maturity, and, therefore, we expect to repay our indebtedness through refinancings and future offerings of equity and debt securities, either of which we may be unable to secure on favorable terms or at all. Our level of debt and the limitations imposed upon us by our debt agreements could have adverse consequences, including the following:

•	Our cash flow may be insufficient to meet our required principal and interest payments;

•	We may be unable to borrow additional funds as needed or on favorable terms, including to make acquisitions;

•	We may be unable to refinance our indebtedness at maturity or the refinancing terms may be less favorable than the terms of our original indebtedness;

•	Because a portion of our debt bears, or is expected to bear, interest at variable rates, an increase in interest rates could materially increase our interest expense;

•	We may fail to effectively hedge against interest rate volatility;

•	We may be forced to dispose of one or more of our healthcare facilities, possibly on disadvantageous terms if we are able to do so at all;

•	After debt service, the amount available for distributions to our stockholders is reduced;

•	Our leverage could place us at a competitive disadvantage compared to our competitors who have less debt;

•	We may experience increased vulnerability to economic and industry downturns, reducing our ability to respond to changing business and economic conditions;

•	We may default on our obligations and the lenders or mortgagees may foreclose on our healthcare facilities that secure their loans and receive an assignment of rents and leases;

•	We may violate financial covenants which would cause a default on our obligations;

•	We may inadvertently violate non-financial restrictive covenants in our loan documents, such as covenants that require us to maintain the existence of entities, maintain insurance policies and provide financial statements, which would entitle the lenders to accelerate our debt obligations; and

•	Our default under any one of our mortgage loans with cross-default or cross-collateralization provisions could result in default on other indebtedness or result in the foreclosures of our other healthcare facilities.

The realization of any or all of these risks may have an adverse effect on our business, financial condition and results of operations, our ability to make distributions to our stockholders and the trading price of our common stock.

We currently rely and in the future will rely on external sources of capital to fund future capital needs, and, if we encounter difficulty in obtaining such capital, we may not be able to make future acquisitions necessary to grow our business or meet maturing obligations.

In order to qualify as a REIT under the Code, we will be required, among other things, to distribute each year to our stockholders at least 90% of our taxable income, without regard to the deduction for dividends paid and excluding net capital gain. Because of this distribution requirement, we may not be able to fund all of our future capital needs from cash retained from operations, including capital needed to make investments and to satisfy or refinance maturing obligations. As a result, we expect to rely on external sources of capital, including debt and equity financing, to fund future capital needs. If we are unable to obtain needed capital on satisfactory terms or at all, we may not be able to make the investments needed to expand our business or to meet our obligations and commitments as they mature. Our access to capital will depend upon a number of factors over which we have little or no control, including general market conditions, the market’s perception of our current and potential future earnings and cash distributions and the market price of the shares of our common stock. We may not be in a position to take advantage of attractive investment opportunities for growth if we are unable to access the capital markets on a timely basis on favorable terms.

We could become highly leveraged in the future because our organizational documents contain no limitations on the amount of debt that we may incur.

Our organizational documents contain no limitations on the amount of indebtedness that we or Global Medical REIT L.P., or the Operating Partnership, may incur. We could alter the balance between our total outstanding indebtedness and the value of our healthcare facilities at any time. If we become more highly leveraged, the resulting increase in outstanding debt could adversely affect our ability to make debt service payments, to pay our anticipated distributions and to make the distributions required to qualify as a REIT. The occurrence of any of the foregoing risks could adversely affect our business, financial condition and results of operations, our ability to make distributions to our stockholders and the trading price of our common stock.

Failure to hedge effectively against interest rate changes may adversely affect our financial condition, results of operations and cash flows.

In certain cases, we may seek to manage our exposure to interest rate volatility by using interest rate hedging arrangements. Hedging involves risks, such as the risk that the counterparty may fail to honor its obligations under an arrangement, that the arrangements may not be effective in reducing our exposure to interest rate changes and that a court could rule that such an agreement is not legally enforceable. In addition, we may be limited in the type and amount of hedging transactions that we may use in the future by our need to satisfy the REIT income tests under the Code. Failure to hedge effectively against interest rate changes may have an adverse effect on our business, financial condition, results of operations, our ability to make distributions to our stockholders and the trading price of our common stock.

Our ability to issue equity to expand our business will depend, in part, upon the market price of our common stock, and our failure to meet market expectations with respect to our business could negatively affect the market price of our common stock and thereby limit our ability to raise capital.

The availability of equity capital to us will depend, in part, upon the market price of our common stock which, in turn, will depend upon various market conditions and other factors that may change from time to time, including:

•	the extent of investor interest;

•	our ability to satisfy the distribution requirements applicable to REITs;

•	the general reputation of REITs and the attractiveness of their equity securities in comparison to other equity securities, including securities issued by other real estate-based companies;

•	our financial performance and that of our tenant-operators;

•	analyst reports about us and the REIT industry;

•	general stock and bond market conditions, including changes in interest rates on fixed income securities, which may lead prospective purchasers of our common stock to demand a higher annual yield from future distributions;

•	a failure to maintain or increase our dividend which is dependent, in large part, upon FFO which, in turn, depends upon increased revenue from additional acquisitions and rental increases; and

•	other factors such as governmental regulatory action and changes in REIT tax laws.

Our failure to meet the market’s expectation with regard to future earnings and cash distributions would likely adversely affect the market price of our common stock and, as a result, the cost and availability of equity capital to us.

Risks Related to Our Formation and Structure

We will have no direct operations and will rely on funds received from our Operating Partnership and its subsidiaries to meet our obligations.

We conduct substantially all of our operations through our Operating Partnership. We own approximately 97.7% of the limited partnership units of our Operating Partnership (“OP Units”) and apart from this ownership interest, we do not have any independent operations. As a result, we rely on distributions from our Operating Partnership to pay any dividends that we might declare on our common stock. We also rely on distributions from our Operating Partnership to meet our obligations, including tax liability on taxable income allocated to us from our Operating Partnership (which might make distributions to us not equal to the tax on such allocated taxable income). Stockholders’ claims will consequently be structurally subordinated to all existing and future liabilities and obligations (whether or not for borrowed money) of our Operating Partnership and its subsidiaries. Therefore, in the event of our bankruptcy, liquidation or reorganization, claims of our stockholders will be satisfied only after all of our and our Operating Partnership’s and its subsidiaries’ liabilities and obligations have been paid in full.

We will be subject to the requirements of the Sarbanes-Oxley Act of 2002.

Management will be required to deliver a report that assesses the effectiveness of our internal controls over financial reporting, pursuant to Section 302 of the Sarbanes-Oxley Act. Additionally, Section 404 of the Sarbanes-Oxley Act will require our auditors to deliver an attestation report on the effectiveness of our internal controls over financial reporting in conjunction with their opinion on our audited financial statements as of December 31, 2017. Substantial work on our part is required to implement appropriate processes, document the system of internal control over key processes, assess their design, remediate deficiencies identified and test their operation. This process is expected to be both costly and challenging.

Under the supervision of management, including our Chief Executive Officer (our “CEO”) and Chief Financial Officer (our “CFO”), we conducted an evaluation of the effectiveness of our internal control over financial reporting and based on that evaluation, our management concluded that our internal controls over financial reporting were not effective as of December 31, 2016. Our CEO and CFO concluded that we have a material weakness due to lack of segregation of duties in multiple areas within the Company. In order to remediate the material weakness our management has identified, management intends to employ additional personnel throughout the Company and reassign roles and responsibilities amongst the current and newly hired personnel as needed in order to enhance the segregation of duties and the control environment. Additionally, we have engaged an independent consulting firm that specializes in compliance with the Sarbanes Oxley Act to undertake a full review and evaluation of our personnel levels, key processes, and procedures and to complete documentation that can be monitored and independently tested..

We believe the remedial measures we have undertaken and will continue to implement will address the material weakness in our internal controls. If the remedial measures described above are insufficient to address the identified material weaknesses or are not implemented effectively, or additional deficiencies arise in the future, material misstatements in our interim or annual financial statements may occur in the future. Among other things, any unremediated material weaknesses could result in material post-closing adjustments in future financial statements that could require us to restate our financial statements, cause us to fail to meet our reporting obligations and cause investors to lose confidence in our reported financial information, all of which could lead to a decline in the per share trading price of our common stock. Additionally, we could receive an adverse opinion on our internal controls over financial reporting which will be required to be attested to by our independent auditors effective with our fiscal year ending December 31, 2017.

Our use of OP Units as currency to acquire healthcare facilities in the future could result in stockholder dilution and/or limit our ability to sell such healthcare facilities, which could have a material adverse effect on us.

In the future we may acquire healthcare facilities or portfolios of healthcare facilities through tax-deferred contribution transactions in exchange for OP Units, which may result in stockholder dilution. This acquisition structure may have the effect of, among other things, reducing the amount of tax depreciation we could deduct over the tax life of the acquired healthcare facilities, and may require that we agree to protect the contributors’ ability to defer recognition of taxable gain through restrictions on our ability to dispose of the acquired healthcare facilities or the allocation of partnership debt to the contributors to maintain their tax bases. These restrictions could limit our ability to sell healthcare facilities at a time, or on terms, that would be favorable absent such restrictions.

Conflicts of interest could arise as a result of our UPREIT structure.

Conflicts of interest could arise in the future as a result of the relationships between us and our affiliates, on the one hand, and our Operating Partnership or any partner thereof, on the other. Our directors and officers have duties to us under applicable Maryland law in connection with their management of our company. At the same time, we, as general partner, have fiduciary duties to our Operating Partnership and to the limited partners under Delaware law in connection with the management of our Operating Partnership. Our duties, as general partner, to our Operating Partnership and its limited partners may come into conflict with the duties of our directors and officers.

Unless otherwise provided for in the relevant partnership agreement, Delaware law generally requires a general partner of a Delaware limited partnership to adhere to fiduciary duty standards under which it owes its limited partners the highest duties of good faith, fairness and loyalty and which generally prohibits such general partner from taking any action or engaging in any transaction as to which it has a conflict of interest.

Additionally, the partnership agreement expressly limits our liability by providing that we, as the sole member of the general partner of the Operating Partnership, and our directors or officers will not be liable or accountable in damages to our Operating Partnership, the limited partners or assignees for errors in judgment, mistakes of fact or law or for any act or omission if the general partner or such director or officer acted in good faith. In addition, our Operating Partnership is required to indemnify us, our affiliates and each of our respective officers and directors, to the fullest extent permitted by applicable law against any and all losses, claims, damages, liabilities (whether joint or several), expenses (including, without limitation, attorneys’ fees and other legal fees and expenses), judgments, fines, settlements and other amounts arising from any and all claims, demands, actions, suits or proceedings, civil, criminal, administrative or investigative, that relate to the operations of the Operating Partnership, provided that our Operating Partnership will not indemnify any such person for (1) acts or omissions committed in bad faith or that were the result of active and deliberate dishonesty, (2) any transaction for which such person received an improper personal benefit in money, healthcare facility or services, or (3) in the case of a criminal proceeding, the person had reasonable cause to believe the act or omission was unlawful.

The provisions of Delaware law that allow the common law fiduciary duties of a general partner to be modified by a partnership agreement have not been resolved in a court of law, and we have not obtained an opinion of counsel covering the provisions set forth in the partnership agreement that purport to waive or restrict our fiduciary duties that would be in effect under common law were it not for the partnership agreement.

Our charter restricts the ownership and transfer of our outstanding shares of stock which may have the effect of delaying, deferring or preventing a transaction or change of control of our company.

In order for us to qualify as a REIT, no more than 50% of the value of our outstanding shares of stock may be owned, beneficially or constructively, by five or fewer individuals at any time during the last half of each taxable year other than our initial REIT taxable year. Subject to certain exceptions, our charter prohibits any stockholder from owning actually or constructively more than 9.8% in value or number of shares, whichever is more restrictive, of any class or series of our outstanding shares. The constructive ownership rules under the Code are complex and may cause the outstanding shares owned by a group of related individuals or entities to be deemed to be constructively owned by one individual or entity. As a result, the acquisition of less than 9.8% of our outstanding shares of any class or series by an individual or entity could cause that individual or entity to own constructively in excess of 9.8% of any class or series of our outstanding beneficial interests and to be subject to our charter’s ownership limit. Our board of directors has approved a waiver of the 9.8% ownership limit in our charter allowing ZH USA, LLC to own up to 16.9% of our outstanding shares of common stock. Our charter also prohibits any person from owning shares of our beneficial interests that would result in our being “closely held” under Section 856(h) of the Code or otherwise cause us to fail to qualify as a REIT. Any attempt to own or transfer shares of our beneficial interest in violation of these restrictions may result in the shares being automatically transferred to a charitable trust or may be void.

Certain provisions of Maryland law could inhibit changes of control, which may discourage third parties from conducting a tender offer or seeking other change of control transactions that could involve a premium price for shares of our common stock or that our stockholders otherwise believe to be in their best interests.

Certain provisions of the Maryland General Corporation Law, or MGCL, may have the effect of inhibiting a third party from making a proposal to acquire us or of impeding a change of control under circumstances that otherwise could provide our common stockholders with the opportunity to realize a premium over the then-prevailing market price of such shares, including:

•	“business combination” provisions that, subject to limitations, prohibit certain business combinations between us and an “interested stockholder” (defined generally as any person who beneficially owns 10% or more of the voting power of our shares of common stock or an affiliate thereof or an affiliate or associate of ours who was the beneficial owner, directly or indirectly, of 10% or more of the voting power of our shares of common stock at any time within the two-year period immediately prior to the date in question) for five years after the most recent date on which the stockholder becomes an interested stockholder, and thereafter imposes certain fair price and/or supermajority and stockholder voting requirements on these combinations; and

•	“control share” provisions that provide that holders of “control shares” of our company (defined as shares that, when aggregated with other shares controlled by the stockholder, entitle the stockholder to exercise one of three increasing ranges of voting power in electing directors) acquired in a “control share acquisition” (defined as the direct or indirect acquisition of ownership or control of issued and outstanding “control shares”) have no voting rights with respect to their control shares, except to the extent approved by our stockholders by the affirmative vote of at least two-thirds of all the votes entitled to be cast on the matter, excluding all interested shares.

By resolution of our board of directors, we have opted out of the business combination provisions of the MGCL and provide that any business combination between us and any other person is exempt from the business combination provisions of the MGCL, provided that the business combination is first approved by our board of directors (including a majority of directors who are not affiliates or associates of such persons). In addition, pursuant to a provision in our bylaws, we have opted out of the control share provisions of the MGCL. However, our board of directors may by resolution elect to opt in to the business combination provisions of the MGCL and we may, by amendment to our bylaws, opt in to the control share provisions of the MGCL in the future.

Certain provisions of the MGCL permit our board of directors, without stockholder approval and regardless of what is currently provided in our charter or bylaws, to implement certain corporate governance provisions, some of which (for example, a classified board) are not currently applicable to us. If implemented, these provisions may have the effect of limiting or precluding a third party from making an unsolicited acquisition proposal for us or of delaying, deferring or preventing a change in control of us under circumstances that otherwise could provide our common stockholders with the opportunity to realize a premium over the then current market price. Our charter contains a provision whereby we elect, at such time as we become eligible to do so, to be subject to the provisions of Title 3, Subtitle 8 of the MGCL relating to the filling of vacancies on our board of directors. See “Certain Provisions of Maryland Law and of Our Charter and Bylaws.”

We could increase the number of authorized shares of common and preferred stock, classify and reclassify unissued shares and issue shares without stockholder approval.

Our board of directors, without stockholder approval, has the power under our charter to amend our charter to increase or decrease the aggregate number of shares or the number of shares of any class or series that we are authorized to issue, to authorize us to issue authorized but unissued shares of our common stock or preferred stock. In addition, under our charter, our board of directors has the power to classify or reclassify any unissued common or preferred stock into one or more classes or series of shares and set the preference, conversion or other rights, voting powers, restrictions, limitations as to dividends and other distributions, qualifications or terms or conditions of redemption for such newly classified or reclassified shares. See “Description of Our Capital Stock — Power to Increase or Decrease Authorized Shares of Stock and Issue Additional Shares of Common and Preferred Stock.” As a result, we may issue series or classes of common or preferred stock with preferences, dividends, powers and rights, voting or otherwise, that are senior to, or otherwise conflict with, the rights of holders of our common stock. Although our board of directors has no such intention at the present time, it could establish a class or series of preferred stock that could, depending on the terms of such series, delay, defer or prevent a transaction or a change of control that might involve a premium price for shares of our common stock or that our stockholders otherwise believe to be in their best interests.

We may change our business, investment and financing strategies without stockholder approval.

We may change our business, investment and financing strategies without a vote of, or notice to, our stockholders, which could result in our making investments and engaging in business activities that are different from, and possibly riskier than, the investments and businesses described in this prospectus. In particular, a change in our investment strategy, including the manner in which we allocate our resources across our portfolio or the types of assets in which we seek to invest, may increase our exposure to real estate market fluctuations. In addition, we may in the future increase the use of leverage at times and in amounts that we, in our discretion, deem prudent, and such decision would not be subject to stockholder approval. Furthermore, our board of directors may determine that healthcare facilities do not offer the potential for attractive risk-adjusted returns for an investment strategy. Changes to our strategies with regards to the foregoing could adversely affect our financial condition, results of operations and our ability to make distributions to our stockholders.

Our rights and the rights of our stockholders to take action against our directors and officers are limited which could limit your recourse in the event that we take certain actions which are not in your best interests.

Under Maryland law generally, directors and officers are required to perform their duties in good faith, in a manner that they reasonably believe to be in our best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. Under Maryland law, directors and officers are presumed to have acted with this standard of care. Maryland law permits a Maryland corporation to include in its charter a provision limiting the liability of its directors and officers to the corporation and its stockholders for money damages except for liability resulting from (a) actual receipt of an improper benefit or profit in money, property or services or (b) active and deliberate dishonesty established by a final judgment and which is material to the cause of action. Our charter contains such a provision which eliminates directors’ and officers’ liability to the maximum extent permitted by Maryland law.

Our charter authorizes us to indemnify our present and former directors and officers for actions taken by them in those and other capacities to the maximum extent permitted by Maryland law. Our bylaws obligate us to indemnify each present and former director or officer, to the maximum extent permitted by Maryland law, in the defense of any proceeding to which he or she is made, or threatened to be made, a party by reason of his or her service to us. In addition, we may be obligated to advance the defense costs incurred by our directors and officers. We have entered into indemnification agreements with our directors and officers granting them express indemnification rights. As a result, we and our stockholders may have more limited rights against our directors and officers than might otherwise exist absent the current provisions in our charter, bylaws and indemnification agreements or that might exist with other companies.

Our charter contains provisions that make removal of our directors difficult, which could make it difficult for our stockholders to effect changes to our management and may prevent a change in control of our company that is in the best interests of our stockholders. Our charter provides that a director may only be removed for cause upon the affirmative vote of holders of two-thirds of all the votes entitled to be cast generally in the election of directors. Vacancies may be filled only by a majority of the remaining directors in office, even if less than a quorum, once our election to be subject to certain provisions of Title 3, subtitle 8 of the MGCL becomes effective. These requirements make it more difficult to change our management by removing and replacing directors and may prevent a change in control of our company that is in the best interests of our stockholders.

Certain provisions in the partnership agreement of our Operating Partnership may delay or prevent unsolicited acquisitions of us.

Provisions in the partnership agreement of our Operating Partnership may delay, or make more difficult, unsolicited acquisitions of us or changes of our control. These provisions could discourage third parties from making proposals involving an unsolicited acquisition of us or change of our control, although some stockholders might consider such proposals, if made, desirable. These provisions include, among others:

•	redemption rights;

•	a requirement that we may not be removed as the general partner of our Operating Partnership without our consent;

•	transfer restrictions on OP Units;

•	our ability, as general partner, in some cases, to amend the partnership agreement and to cause the Operating Partnership to issue units with terms that could delay, defer or prevent a merger or other change of control of us or our Operating Partnership without the consent of the limited partners; and

•	the right of the limited partners to consent to direct or indirect transfers of the general partnership interest, including as a result of a merger or a sale of all or substantially all of our assets, in the event that such transfer requires approval by our common stockholders.

Our charter and bylaws, Maryland law and the partnership agreement of our Operating Partnership also contain other provisions that may delay, defer or prevent a transaction or a change of control that might involve a premium price for our shares of common stock or that our stockholders otherwise believe to be in their best interest.

Our Operating Partnership may issue additional OP Units to third parties without the consent of our stockholders, which would reduce our ownership percentage in our Operating Partnership and could have a dilutive effect on the amount of distributions made to us by our Operating Partnership and, therefore, the amount of distributions we can make to our stockholders.

We own 97.7% of the outstanding partnership interests in our Operating Partnership. Our Operating Partnership may, in connection with our acquisition of healthcare facilities or otherwise, issue additional OP Units to third parties. Such issuances would reduce our ownership percentage in our Operating Partnership and could affect the amount of distributions made to us by our Operating Partnership and, therefore, the amount of distributions we can make to our stockholders. Holders of shares of our common stock will generally not have any voting rights with respect to activities of our Operating Partnership, including issuances of additional OP Units in amounts that do not exceed 20% of our outstanding shares of common stock.

Risks Related to Our Relationship with Our Advisor and Other Conflicts of Interest

We have no employees and will be entirely dependent upon our advisor for all the services we require, and we cannot assure you that our advisor will allocate the resources necessary to meet our business objectives.

Because we are “externally managed,” we will not retain our own personnel, but will instead depend upon Inter-American Management, LLC,” our advisor, and its affiliates for virtually all of the services we require. Our advisor will select and manage the acquisition of our healthcare facilities; administer the collection of rents, monitor lease compliance and deal with vacancies and re-letting of our healthcare facilities; coordinate disposition of our healthcare facilities; provide financial and regulatory reporting services; communicate with our stockholders, pay distributions and provide transfer agent services; and provide all of our other administrative services. Accordingly, our success will likely be largely dependent upon the expertise and services of the executive officers and other key personnel of our advisor and its affiliates.

Our advisor may be unable to obtain or retain key personnel.

Our success depends to a significant degree upon the executive officers and other key personnel of our advisor. In particular, we rely on the services of David A. Young, our Chief Executive Officer, a member of our board of directors, and an Executive Vice President of our advisor, Jeffrey Busch, Chief Executive Officer of our advisor and Chairman of our board of directors, Donald McClure, Chief Financial Officer of our company and our advisor, Alfonzo Leon, Chief Investment Officer of our company and our advisor, Danica Holley, Chief Operating Officer of our company, Allen Webb, the Senior Vice President, SEC Reporting and Technical Accounting of our company and our advisor and Jamie A. Barber, the Secretary and General Counsel of our company, to manage our operations. We cannot guarantee that all, or any particular one of these key personnel, will remain affiliated with us or our advisor. We do not separately maintain key person life insurance on any person. Failure of our advisor to retain key employees and retain highly skilled managerial, operational and marketing personnel could have a material adverse effect on our ability to achieve our investment objectives, lessen or eliminate the benefits of becoming self-managed and could result in us incurring excess costs and suffering deficiencies in our disclosure controls and procedures or our internal control over financial reporting.

The base management fees payable to our advisor will be payable regardless of the performance of our portfolio, which may reduce our advisor’s incentive to devote the time and effort to seeking profitable opportunities for our portfolio.

We pay our advisor base management fees, which may be substantial, based on our stockholders’ equity (as defined in the management agreement) regardless of the performance of our portfolio. The management fees take into account the net issuance proceeds of both common and preferred stock offerings. Our advisor’s entitlement to non-performance-based compensation might reduce its incentive to devote the time and effort of its professionals to seeking profitable opportunities for our portfolio, which could result in a lower performance of our portfolio and materially adversely affect our business, financial condition and results of operations.

The incentive fee payable to our advisor under the management agreement may cause our advisor to select investments in more risky assets to increase its incentive compensation.

Our advisor is entitled to receive incentive compensation based upon our achievement of targeted levels of AFFO (as defined in the amended management agreement). In evaluating investments and other management strategies, the opportunity to earn incentive compensation based on AFFO may lead our advisor to place undue emphasis on the maximization of AFFO at the expense of other criteria, such as preservation of capital, in order to achieve higher incentive compensation. Investments with higher yield potential are generally riskier or more speculative. This could result in increased risk to the value of our investment portfolio.

There are conflicts of interest in our relationships with our advisor, which could result in outcomes that are not in the best interests of our stockholders.

We are subject to conflicts of interest arising out of our relationships with our advisor. Pursuant to the management agreement, our advisor is obligated to supply us with our management team. However, our advisor is not obligated to dedicate any specific personnel exclusively to us, nor are the advisor’s personnel obligated to dedicate any specific portion of their time to the management of our business. Additionally, our officers are employees of our advisor. As a result, our advisor, officers and directors may have conflicts between their duties to us and their duties to, and interests in our advisor.

In addition to our existing portfolio, we may acquire or sell healthcare facilities in which our advisor or its affiliates have or may have an interest. Similarly, our advisor or its affiliates may acquire or sell healthcare facilities in which we have or may have an interest. Although such acquisitions or dispositions may present conflicts of interest, we nonetheless may pursue and consummate such transactions. Additionally, we may engage in transactions directly with our advisor or its affiliates, including the purchase and sale of all or a portion of a portfolio asset.

In deciding whether to issue additional debt or equity securities, we will rely in part on recommendations made by our advisor. While such decisions are subject to the approval of our board of directors, our advisor earns management fees that are based on the total amount of our equity capital. Our advisor may have an incentive to recommend that we issue additional debt or equity securities. Future offerings of debt securities, which would rank senior to our common stock upon liquidation, and future offerings of equity securities which would dilute the common stock holdings of our existing stockholders and may be senior to our common stock for the purposes of dividend and liquidating distributions, may adversely affect the market price of our common stock.

The officers of our advisor and its affiliates will devote as much time to us as our advisor deems appropriate, however, these officers may have conflicts in allocating their time and services between us. During turbulent conditions in the real estate industries or other times when we will need focused support and assistance from our advisor, may require greater focus and attention, placing our advisor’s resources in high demand. In such situations, we may not receive the necessary support and assistance we require or would otherwise receive if we were internally managed.

The management agreement with our advisor was not negotiated on an arm’s-length basis, may not be as favorable to us as if it had been negotiated with an unaffiliated third party and may be costly and difficult to terminate.

The management agreement with our advisor was negotiated between related parties, and its terms, including fees payable, may not be as favorable to us as if it had been negotiated with an unaffiliated third party.

Termination of our management agreement without cause is subject to several conditions which may make such a termination difficult and costly. Termination of the management agreement with our advisor may require us to pay our advisor a substantial termination fee, which will increase the effective cost to us of terminating the management agreement, thereby making it more difficult for us to terminate our advisor without cause.

Our advisor’s failure to perform its responsibilities under the management agreement could materially adversely affect our business, financial condition, results of operations, cash flows and our ability to make distributions to our stockholders.

Our ability to achieve our objectives depends on our advisor’s ability to identify and acquire healthcare facilities that meet our investment criteria. Accomplishing our objectives is largely a function of our advisor’s structuring of our investment process, our access to financing on acceptable terms and general market conditions. Our stockholders will not have input into our investment decisions. All of these factors increase the uncertainty, and thus the risk, of investing in our common stock. The senior management team of our advisor has substantial responsibilities under the management agreement. In order to implement certain strategies, our advisor may need to hire, train, supervise and manage new employees successfully. Any failure to manage our future growth effectively could have a material adverse effect on our business, financial condition and results of operations, our ability to qualify and maintain our qualification as a REIT and our ability to make distributions to our stockholders.

If our advisor ceases to be our advisor pursuant to the management agreement, counterparties to our agreements may cease doing business with us.

If our advisor ceases to be our advisor, it could constitute an event of default or early termination event under the financing and hedging agreements we may enter into in the future, upon which our counterparties would have the right to terminate their agreements with us. If our advisor ceases to be our advisor for any reason, including upon the non-renewal of our management agreement, our business, financial condition and results of operations and our ability to make distributions to our stockholders may be materially adversely affected.

Risks Related to Our Qualification and Operation as a REIT

Failure to qualify as a REIT, or failure to remain qualified as a REIT, would cause us to be taxed as a regular corporation, which would substantially reduce funds available for distributions to our stockholders.

We believe that our organization and current and proposed method of operation will enable us to meet the requirements for qualification and taxation as a REIT commencing with our taxable year ending December 31, 2016. However, we cannot assure you that we will qualify and remain qualified as a REIT.

If we fail to qualify as a REIT in any taxable year, we will face serious tax consequences that will substantially reduce the funds available for distributions to our stockholders because:

•	we would not be allowed a deduction for dividends paid to stockholders in computing our taxable income and would be subject to U.S. federal income tax at regular corporate rates;

•	we could be subject to the U.S. federal alternative minimum tax and possibly increased state and local taxes; and

•	unless we are entitled to relief under certain U.S. federal income tax laws, we could not re-elect REIT status until the fifth calendar year after the year in which we failed to qualify as a REIT.

In addition, if we fail to qualify as a REIT, we will no longer be required to make distributions. As a result of all these factors, our failure to qualify as a REIT could impair our ability to expand our business and raise capital, and it would adversely affect the value of our shares of common stock. See “Material U.S. Federal Income Tax Considerations” for a discussion of material U.S. federal income tax consequences relating to us and our shares of common stock.

Even if we qualify as a REIT, we may face other tax liabilities that could reduce our cash flows and negatively impact our results of operations and financial condition.

Even if we qualify for taxation as a REIT, we may be subject to certain U.S. federal, state and local taxes on our income and assets, including taxes on any undistributed income, tax on income from some activities conducted as a result of a foreclosure, and state or local income, property and transfer taxes. In addition, any taxable REIT subsidiary, or TRS, that we may form in the future will be subject to regular corporate U.S. federal, state and local taxes. Any of these taxes would decrease cash available for distributions to stockholders.

Failure to make required distributions would subject us to U.S. federal corporate income tax.

We intend to operate in a manner so as to qualify as a REIT for U.S. federal income tax purposes. In order to qualify as a REIT, we generally are required to distribute at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gain, each year to our stockholders. To the extent that we satisfy this distribution requirement, but distribute less than 100% of our REIT taxable income, we will be subject to U.S. federal corporate income tax on our undistributed taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we pay out to our stockholders in a calendar year is less than a minimum amount specified under the Code.

Recharacterization of sale-leaseback transactions may cause us to lose our REIT status.

We have engaged, and expect to engage in the future, in transactions in which we purchase healthcare facilities and lease them back to the sellers of such healthcare facilities. Although we have structured, and intend to continue to structure, any such sale-leaseback transaction so that the lease will be characterized as a “true lease” for tax purposes, thereby allowing us to be treated as the owner of the healthcare facility for U.S. federal income tax purposes, we cannot assure you that the IRS will not challenge such characterization. If any sale-leaseback transaction is challenged as a partnership for U.S. federal income tax purposes, all of the payments that we receive from the tenant-operator may not be treated as qualifying income for the 75% or 95% gross income tests required for REIT qualification and we may fail to qualify as a REIT as a result. If any sale-leaseback transaction is challenged as a financing transaction or loan for U.S. federal income tax purposes, we would not be treated as the owner of the applicable healthcare facility and our deductions for depreciation and cost recovery relating to such healthcare facility would be disallowed. As a result, the amount of our REIT taxable income could be recalculated, which might cause us to fail to meet the distribution requirement required for REIT qualification. Although we may be able to cure such failure by making a distribution in a subsequent taxable year and paying an interest change, no assurance can be provided that we will be able to make the required distribution or pay the required interest charge.

Complying with REIT requirements may cause us to forego otherwise attractive opportunities or liquidate otherwise attractive investments.

To qualify as a REIT for U.S. federal income tax purposes, we must continually satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets, the amounts we distribute to our stockholders and the ownership of our shares of common stock. In order to meet these tests, we may be required to forego investments we might otherwise make. Thus, compliance with the REIT requirements may hinder our performance.

In particular, we must ensure that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified real estate assets. The remainder of our investment in securities (other than government securities, securities of TRSs and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities, securities of TRSs and qualified real estate assets) can consist of the securities of any one issuer, no more than 25% (20% for taxable years beginning after December 31, 2017) of the value of our total assets can be represented by the securities of one or more TRSs, and no more than 25% of our assets can be represented by debt of “publicly offered” REITs that is not secured by real property or interests in real property. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate otherwise attractive investments. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.

Certain taxes may limit our ability to dispose of our healthcare facilities.

A REIT’s net income from prohibited transactions is subject to a 100% tax. In general, prohibited transactions are sales or other dispositions of property other than foreclosure property, held primarily for sale to customers in the ordinary course of business. We may be subject to the prohibited transaction tax equal to 100% of net gain upon a disposition of real property. Although a safe harbor to the characterization of the sale of real property by a REIT as a prohibited transaction is available, we cannot assure you that we can comply with the safe harbor or that we will avoid owning property that may be characterized as held primarily for sale to customers in the ordinary course of business. Consequently, we may choose not to engage in certain sales of our healthcare facilities or may conduct such sales through any TRS that we may form, which would be subject to U.S. federal and state income taxation.

In addition, in the case of assets we owned as of January 1, 2016 (the start of our first REIT taxable year), we also will be subject to U.S. federal income tax at the highest regular corporate tax rate (currently 35%) on all or a portion of the gain recognized from a taxable disposition of any such asset occurring within the five-year period following January 1, 2016. The amount of the gain subject to tax would not exceed the difference between the fair market value of the asset sold as of January 1, 2016 and our adjusted tax basis in the asset on that date. Gain from a sale of such an asset occurring after the end of that five-year period will not be subject to this tax. We estimate that the aggregate amount of built-in gain in the assets we held at the start of our first REIT taxable year will not be significant. However, we are under no obligation to retain these assets to avoid this tax.

If we fail to distribute our non-REIT earnings and profits, we will fail to qualify as a REIT.

To qualify as a REIT, we must not have any non-REIT accumulated earnings and profits, as measured for U.S. federal income tax purposes, at the end of any REIT taxable year. We were treated as a C corporation prior to our first REIT year, which will be our taxable year ending December 31, 2016. Thus, we will be required to distribute any non-REIT accumulated earnings and profits attributable to our taxable years prior to our first REIT taxable year. We did not have any earnings and profits from those prior years, and we expect to make sufficient distributions in 2016 such that we will not have any undistributed non-REIT earnings and profits at the end of 2016. However, no complete assurance can be provided that we will be able to determine accurately our non-REIT earnings and profits or distribute those amounts before the end of our first REIT year. If it is subsequently determined that we had undistributed non-REIT earnings and profits as of the end of our first REIT taxable year, we could fail to qualify as a REIT.

We may pay taxable dividends in our common stock and cash, in which case stockholders may sell shares of our common stock to pay tax on such dividends, placing downward pressure on the market price of our common stock.

We may distribute taxable dividends that are payable in cash and common stock at the election of each stockholder. The IRS has issued private letter rulings to other REITs treating certain distributions that are paid partly in cash and partly in shares as taxable dividends that would satisfy the REIT annual distribution requirement and qualify for the dividends paid deduction for U.S. federal income tax purposes. Those rulings may be relied upon only by taxpayers to whom they were issued, but we could request a similar ruling from the IRS. In addition, the IRS issued a revenue procedure creating a temporary safe harbor that authorized publicly traded REITs to make elective cash/share dividends, but that temporary safe harbor has expired. Accordingly, it is unclear whether and to what extent we will be able to make taxable dividends payable in cash and common stock.

If we made a taxable dividend payable in cash and common stock, taxable stockholders receiving such dividends will be required to include the full amount of the dividend as ordinary income to the extent of our current and accumulated earnings and profits, as determined for U.S. federal income tax purposes. As a result, stockholders may be required to pay income tax with respect to such dividends in excess of the cash dividends received. If a U.S. stockholder sells the common stock that it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our common stock at the time of the sale. Furthermore, with respect to certain non-U.S. stockholders, we may be required to withhold U.S. federal income tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in common stock. If we made a taxable dividend payable in cash and our common stock and a significant number of our stockholders determine to sell shares of our common stock in order to pay taxes owed on dividends, it may put downward pressure on the trading price of our common stock. We do not currently intend to pay taxable dividends using both our common stock and cash, although we may choose to do so in the future.

The ability of our board of directors to revoke our REIT qualification without stockholder approval may cause adverse consequences to our stockholders.

Our charter provides that our board of directors may revoke or otherwise terminate our REIT election, without the approval of our stockholders, if it determines that it is no longer in our best interest to continue to qualify as a REIT. If we cease to qualify as a REIT, we would become subject to U.S. federal income tax on our taxable income and would no longer be required to distribute most of our taxable income to our stockholders, which may have adverse consequences on our total return to our stockholders.

Any ownership of a TRS we may form in the future will be subject to limitations and our transactions with a TRS will cause us to be subject to a 100% penalty tax on certain income or deductions if those transactions are not conducted on arm’s-length terms.

Overall, no more than 25% (20% for taxable years beginning after December 31, 2017) of the value of a REIT’s assets may consist of stock or securities of one or more TRS. In addition, the Code limits the deductibility of interest paid or accrued by a TRS to its parent REIT to assure that the TRS is subject to an appropriate level of corporate taxation. The Code also imposes a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s-length basis. We will monitor the value of our respective investments in any TRS that we may form for the purpose of ensuring compliance with TRS ownership limitations and will structure our transactions with any TRS on terms that we believe are arm’s length to avoid incurring the 100% excise tax described above. There can be no assurance, however, that we will be able to comply with the 25% (20% for taxable years beginning after December 31, 2017) limitation or to avoid application of the 100% excise tax.

The formation of a TRS lessee would increase our overall tax liability.

We may, in the future, form one or more TRS lessees to lease “qualified health care properties” from us. Any TRS lessee we may form will be subject to U.S. federal and state income tax on its taxable income, which will consist of the revenues from the qualified healthcare facilities leased by the TRS lessee, net of the operating expenses for such healthcare facilities and rent payments to us. Accordingly, although our ownership of a TRS lessee would allow us to participate in the operating income from our healthcare facilities leased to the TRS lessee on an after tax basis in addition to receiving rent, that operating income would be fully subject to U.S. federal and state income tax. The after-tax net income of a TRS lessee would be available for distribution to us.

If leases of our healthcare facilities are not respected as true leases for U.S. federal income tax purposes, we would fail to qualify as a REIT and would be subject to higher taxes and have less cash available for distribution to our stockholders.

To qualify as a REIT, we must satisfy two gross income tests, under which specified percentages of our gross income must be derived from certain sources, such as “rents from real property.” Rents paid to our Operating Partnership by third-party lessees and any TRS lessee that we may form in the future pursuant to the leases of our healthcare facilities will constitute substantially all of our gross income. In order for such rent to qualify as “rents from real property” for purposes of the gross income tests, the leases must be respected as true leases for U.S. federal income tax purposes and not be treated as service contracts, joint ventures or some other type of arrangement. If our leases are not respected as true leases for U.S. federal income tax purposes, we would fail to qualify as a REIT.

If a TRS lessee failed to qualify as a TRS or the facility operators engaged by a TRS lessee did not qualify as “eligible independent contractors,” we would fail to qualify as a REIT and would be subject to higher taxes and have less cash available for distribution to our stockholders.

Rent paid by a lessee that is a “related party tenant” of ours will not be qualifying income for purposes of the two gross income tests applicable to REITs. We may, in the future, lease certain of our healthcare facilities that qualify as “qualified health care properties” to a TRS lessee. So long as that TRS lessee qualifies as a TRS, it will not be treated as a “related party tenant” with respect to our healthcare facilities that are managed by an independent facility operator that qualifies as an “eligible independent contractor.” We would seek to structure any future arrangements with a TRS lessee such that the TRS lessee would qualify to be treated as a TRS for U.S. federal income tax purposes, but there can be no assurance that the IRS would not challenge the status of a TRS for U.S. federal income tax purposes or that a court would not sustain such a challenge. If the IRS were successful in disqualifying a TRS lessee from treatment as a TRS, it is possible that we would fail to meet the asset tests applicable to REITs and a significant portion of our income would fail to qualify for the gross income tests. If we failed to meet either the asset or gross income tests, we would likely lose our REIT qualification for U.S. federal income tax purposes.

Additionally, if the facility operators engaged by a TRS lessee do not qualify as “eligible independent contractors,” we would fail to qualify as a REIT. Each of the facility operators that would enter into a management contract with any TRS lessee must qualify as an “eligible independent contractor” under the REIT rules in order for the rent paid to us by such a TRS lessee to be qualifying income for purposes of the REIT gross income tests. Among other requirements, in order to qualify as an eligible independent contractor a facility operator must not own, directly or indirectly, more than 35% of our outstanding shares and no person or group of persons can own more than 35% of our outstanding shares and the ownership interests of the facility operator, taking into account certain ownership attribution rules. The ownership attribution rules that apply for purposes of these 35% thresholds are complex. Although we would monitor ownership of our shares of common stock by any facility operators and their owners, there can be no assurance that these ownership levels will not be exceeded.

You may be restricted from acquiring or transferring certain amounts of our common stock.

The stock ownership restrictions of the Code for REITs and the 9.8% share ownership limit in our charter may inhibit market activity in our capital stock and restrict our business combination opportunities.

In order to qualify as a REIT for each taxable year after 2016, five or fewer individuals, as defined in the Code, may not own, beneficially or constructively, more than 50% in value of our issued and outstanding shares of capital stock at any time during the last half of a taxable year. Attribution rules in the Code determine if any individual or entity beneficially or constructively owns our shares of capital stock under this requirement. Additionally, at least 100 persons must beneficially own our shares of capital stock during at least 335 days of a taxable year for each taxable year after 2016. To help insure that we meet these tests, our charter restricts the acquisition and ownership of shares of our capital stock.

Our charter, with certain exceptions, authorizes our directors to take such actions as are necessary and desirable to preserve our qualification as a REIT. Unless exempted by our board of directors, our charter prohibits any person from beneficially or constructively owning more than 9.8% in value or number of shares, whichever is more restrictive, of the outstanding shares of any class or series of our shares of capital stock. Our board of directors may not grant an exemption from this restriction to any proposed transferee whose ownership in excess of 9.8% of the value of our outstanding shares would result in our failing to qualify as a REIT. This as well as other restrictions on transferability and ownership will not apply, however, if our board of directors determines that it is no longer in our best interests to continue to qualify as a REIT.

Dividends payable by REITs do not qualify for the reduced tax rates available for some dividends.

The maximum tax rate applicable to “qualified dividend income” payable to U.S. stockholders that are taxed at individual rates is 20%. Dividends payable by REITs, however, generally are not eligible for the reduced rates on qualified dividend income. The more favorable rates applicable to regular corporate qualified dividends could cause investors who are taxed at individual rates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our common stock.

We may be subject to adverse legislative or regulatory tax changes that could reduce the market price of our common stock.

At any time, the U.S. federal income tax laws governing REITs or the administrative interpretations of those laws may be amended. We cannot predict when or if any new U.S. federal income tax law, regulation or administrative interpretation, or any amendment to any existing U.S. federal income tax law, regulation or administrative interpretation, will be adopted, promulgated or become effective and any such law, regulation, or interpretation may take effect retroactively. We and our stockholders could be adversely affected by any such change in the U.S. federal income tax laws, regulations or administrative interpretations.

If our Operating Partnership failed to qualify as a partnership for U.S. federal income tax purposes, we would cease to qualify as a REIT and suffer other adverse consequences.

We believe that our Operating Partnership will be treated as a partnership for U.S. federal income tax purposes. As a partnership, our Operating Partnership will not be subject to U.S. federal income tax on its income. Instead, each of its partners, including us, will be allocated, and may be required to pay tax with respect to, its share of our Operating Partnership’s income. We cannot assure you, however, that the IRS will not challenge the status of our Operating Partnership or any other subsidiary partnership in which we own an interest as a partnership for U.S. federal income tax purposes, or that a court would not sustain such a challenge. If the IRS were successful in treating our Operating Partnership or any such other subsidiary partnership as an entity taxable as a corporation for U.S. federal income tax purposes, we would fail to meet the gross income tests and certain of the asset tests applicable to REITs and, accordingly, we would likely cease to qualify as a REIT. Also, the failure of our Operating Partnership or any subsidiary partnerships to qualify as a partnership could cause it to become subject to U.S. federal and state corporate income tax, which would reduce significantly the amount of cash available for debt service and for distribution to its partners, including us.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Global Medical REIT Inc.

Dated: May 5, 2017	By:	/s/ David A. Young
David A. Young
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the date indicated.

Signature	Title	Date

/s/ David A. Young
David A. Young	Chief Executive Officer (Principal Executive Officer) and Director	May 5, 2017

/s/ Donald McClure
Donald McClure	Chief Financial Officer (Principal Financial and Accounting Officer)	May 5, 2017

