Form 10-K/A
period 2016-12-31
Global Medical REIT Inc.
filed 2017-05-09
CIK 1533615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 2 to

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

EXPLANATORY NOTE

Global Medical REIT Inc. is filing this Amendment No. 2 on Form 10-K/A (this “Amendment”) to include Exhibits 31.3 and 31.4, which were inadvertently omitted from our Amendment No. 1 on Form 10-K/A filed with the United States Securities and Exchange Commission on May 5, 2017.  This Amendment is being filed to amend our Annual Report on Form 10-K for the year ended December 31, 2016, originally filed with the United States Securities and Exchange Commission on March 27, 2017 (the “Original Filing”), to voluntarily include Item 1A. Risk Factors and to correct the reference to our definitive Proxy Statement filed in connection with our 2017 Annual Meeting of Stockholders, portions of which are incorporated by reference into the Original Filing as set forth on the cover page of this Amendment.

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

 PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(b)	Exhibits

Exhibit No.	Description
3.1	Articles of Incorporation of Global Medical REIT Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Report on Form 10-Q as filed with the Commission on April 22, 2014).

3.2	Second Amended and Restated Bylaws of Global Medical REIT Inc., effective June 13, 2016 (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K as filed with the Commission on June 17, 2016).

3.3	Articles of Amendment to Articles of Incorporation filed with the Secretary of State of Maryland (incorporated herein by reference to Annex A to the Company’s Definitive Information Statement on Schedule 14C as filed with the Commission on October 3, 2014).

3.4	Certificate of Correction of Articles of Incorporation of Global Medical REIT Inc. (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-11/A as filed with the Commission on June 15, 2016).

3.5	Certificate of Correction of Articles of Incorporation of Global Medical REIT Inc. (incorporated by reference to Exhibit 3.4 to the Company’s Registration Statement on Form S-11/A as filed with the Commission on June 15, 2016).

4.1	Agreement and Plan of Conversion dated December 23, 2013 between Scoop Media, Inc. and Global Medical REIT Inc. (incorporated herein by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K as filed with the Commission on March 21, 2016).

4.2	Debt Conversion Agreement and Convertible Debenture dated July 17, 2014 between Global Medical REIT, Inc. and Heng Fai Enterprises Limited (incorporated herein by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K as filed with the Commission on March 21, 2016).

4.3	Convertible Debenture dated March 2, 2016 between Global Medical REIT, Inc. and ZH USA, LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A as filed with the Commission on March 8, 2016).

4.4	Pay-off Letter and Conversion Agreement dated June 15, 2016 between Global Medical REIT Inc. and ZH USA, LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Commission on June 17, 2016).

10.1†	Amended and Restated Management Agreement dated as of July 1, 2016, by and among Global Medical REIT Inc. and Inter-American Management LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Commission on July 7, 2016).

10.2†	Form of Restricted Share Award Agreement (Time Vesting) (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-11/A filed with the Commission on June 15, 2016).

10.3†	Form of LTIP Unit Award Agreement (Officer) (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-11/A filed with the Commission on June 15, 2016).

10.4†	Form of LTIP Unit Award Agreement (Director) (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-11/A filed with the Commission on June 15, 2016).

10.5†	Form of Indemnification Agreement between Global Medical REIT Inc. and its directors and officers (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-11/A filed with the Commission on June 15, 2016).

10.6	Asset Purchase Agreement between Global Medical REIT Inc. and Associates Properties, LP dated as of July 31, 2015 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A as filed with the Commission on October 26, 2015).

10.7	Purchase Agreement between Global Medical REIT Inc. and Associates Properties II, LP dated as of July 31, 2015 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K/A as filed with the Commission on October 26, 2015).

10.8	Term Loan and Security Agreement between GMR Pittsburgh, LLC and Capital One, National Association dated as of September 25, 2015 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Commission on October 1, 2015).

10.9	Asset Purchase Agreement between Global Medical REIT Inc. and R&K Healthcare Real Estate, L.L.C. dated as of October 6, 2015 and First Amendment to Asset Purchase Agreement between Global Medical REIT Inc. and R&K Healthcare Real Estate, L.L.C. dated as of November 6, 2015 (incorporated herein by reference to Exhibit 10.1 and Exhibit 10.2, respectively, to the Company’s Current Report on Form 8-K as filed with the Commission on November 18, 2015).

10.10	Asset Purchase Agreement between Global Medical REIT Inc. and Star Medreal, LLC dated as of September 30, 2015 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Commission on November 20, 2015).

10.11	Asset Purchase Agreement between Global Medical REIT Inc. G.I.C.M. Real Estate, LLC, G.I.C.M Germantown, LLC, Bartlett Medical Complex, LLC, G.I. Diagnostic and Therapeutic Center Rental Company, LLC, Gastroenterology Center of the Midsouth Rental Company, LLC, and G.I.C.M. DESOTO, LLC dated as of December 14, 2015 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Commission on December 17, 2015).

10.12	Asset Purchase Agreement between Global Medical REIT Inc. and Marina Towers LLC dated as of January 7, 2016 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Commission on January 14, 2016).

10.13	Agreement of Limited Partnership, dated March 14, 2016, of Global Medical REIT L.P. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K as filed with the Commission on March 18, 2016).

10.14	Contribution and Assignment Agreement dated March 14, 2016, by and between Global Medical REIT Inc. and Global Medical REIT L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Commission on March 18, 2016).

10.15	Loan Agreement dated March 31, 2016 between GMR Memphis, LLC, GMR Plano, LLC, GMR Melbourne, LLC, and GMR Westland, LLC and Cantor Commercial Real Estate Lending, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Commission on April 6, 2016).

10.16	Asset Purchase Agreement dated March 31, 2016, between Global Medical REIT, Inc. and Chery Hill Real Estate, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K as filed with the Commission on April 6, 2016).

10.17	Lease Agreement between an affiliate of Global Medical REIT, Inc. and The Surgical Institute of Michigan, LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K as filed with the Commission on April 6, 2016).

10.18	Asset Purchase Agreement dated April 19, 2016, between Global Medical REIT, Inc. and Paper Mill Partners, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Commission on April 25, 2016).

10.19†	Global Medical REIT Inc. 2016 Equity Incentive Plan (incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-8 filed with the Commission on June 30, 2016).

10.20	Underwriting Agreement dated as of June 28, 2016, by and among Global Medical REIT Inc., Inter-American Management LLC and Wunderlich Securities, Inc., as representative of the several underwriters named therein (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K as filed with the Commission on July 5, 2016).

10.21	Purchase Agreement dated as of November 29, 2016, between GMR MESA, LLC and HR ACQUISITION I CORPORATION (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Commission on November 30, 2016).

10.22	Purchase Agreement dated as of November 29, 2016, between GMR ALTOONA, LLC and HR ACQUISITION OF PENNSYLVANIA, INC. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K as filed with the Commission on November 30, 2016).

10.23	Purchase Agreement dated as of November 29, 2016, between GMR MECHANICSBURG, LLC, HR ACQUISITION OF PENNSYLVANIA, INC. and PENNSYLVANIA HRT, INC. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K as filed with the Commission on November 30, 2016).

10.24	Credit Facility Agreement dated December 2, 2016 by and among Global Medical REIT L.P., Global Medical REIT INC., the certain Subsidiaries from time to time party thereto as Guarantors, and BMO Harris Bank N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Commission on December 5, 2016).

10.25	Lease Agreement between HR Acquisition I Corporation and GMR Mesa LLC. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Commission on December 23, 2016).

10.26	Lease Agreement between HR Acquisition of Pennsylvania, Inc. and GMR Altoona, LLC. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K as filed with the Commission on December 23, 2016).

10.27	Lease Agreement between HR Acquisition of Pennsylvania, Inc. and GMR Mechanicsburg, LLC. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K as filed with the Commission on December 23, 2016).

10.28	Purchase Agreement dated as of the 30th day of December, 2016, by and between GLOBAL MEDICAL REIT, INC. and GREAT BEND SURGICAL PROPERTIES, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Commission on January 4, 2017).

10.29	Purchase and Sale Agreement dated as of January 30, 2017, between CRUSE-TWO, L.L.C., CRUSE-SIX, L.L.C., and GMR OKLAHOMA CITY, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Commission on February 2, 2017).

10.30	Amended and Restated Building Lease between CRUSE-TWO, L.L.C. and OKLAHOMA CENER FOR ORTHOPEDIC & MULTI-SPECIALTY SURGERY, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K as filed with the Commission on February 2, 2017).

10.31	Lease Agreement between TC CONCORD PLACE I, INC. and SPECIALISTS SURGERY CENTER (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K as filed with the Commission on February 2, 2017).

10.32	Master Lease Agreement by and between GMR OKLAHOMA, LLC and CRUSE-TWO, L.L.C. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K as filed with the Commission on February 2, 2017).

10.33†	Form of LTIP Vesting Agreement: For Grantees with an Employment Agreement with the Advisor (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K as filed with the Commission on December 22, 2016).

10.34†	Form of LTIP Vesting Agreement: For Grantees without an Employment Agreement with the Advisor (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K as filed with the Commission on December 22, 2016).

10.35	First Amendment to Credit Facility Agreement, dated March 3, 2017 by and among Global Medical REIT L.P., Global Medical REIT INC., the certain Subsidiaries from time to time party thereto as Guarantors, and BMO Harris Bank N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Commission on March 6, 2017).

10.36†	LTIP Award Agreement (Annual Award): For Grantees with an Employment Agreement with the Manager (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K as filed with the Commission on March 6, 2017).

10.37†	LTIP Award Agreement (Annual Award): For Grantees without an Employment Agreement with the Manager (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K as filed with the Commission on March 6, 2017).

10.38†	LTIP Award Agreement (Long-Term Award): For Grantees with an Employment Agreement with the Manager (incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K as filed with the Commission on March 6, 2017).

10.39†	LTIP Award Agreement (Long-Term Award): For Grantees without an Employment Agreement with the Manager (incorporated by reference to Exhibit 99.4 to the Company’s Current Report on Form 8-K as filed with the Commission on March 6, 2017).

21**	Subsidiaries of the Company.

31.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4*	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Schema

101.CAL**	XBRL Taxonomy Calculation Linkbase

101.DEF**	XBRL Taxonomy Definition Linkbase

101.LAB**	XBRL Taxonomy Label Linkbase

101.PRE**	XBRL Taxonomy Presentation Linkbase

†	Management contract or compensatory plan or arrangement.
*	Filed herewith
**	Incorporated by reference to the corresponding exhibit in the Global Medical REIT Inc. Annual Report on Form 10-K, filed with the Commission on March 27, 2017.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Global Medical REIT Inc.

Dated: May 8, 2017	By:	/s/ David A. Young
David A. Young
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the date indicated.

Signature	Title	Date

/s/ David A. Young
David A. Young	Chief Executive Officer (Principal Executive Officer) and Director	May 8, 2017

/s/ Donald McClure
Donald McClure	Chief Financial Officer (Principal Financial and Accounting Officer)	May 8, 2017

