Form 10-Q
period 2017-03-31
Global Medical REIT Inc.
filed 2017-05-11
CIK 1533615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☑ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☑
		Emerging growth company	☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding May 10, 2017
Common Stock, $0.001 par value per share	17,605,675

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

See Item 1A. Risk Factors in Amendment No. 2 of our Annual Report on Form 10-K for the year ended December 31, 2016 for further discussion of these and other risks, as well as the risks, uncertainties and other factors discussed in this Report and identified in other documents we may file with the United States Securities and Exchange Commission from time to time. You should carefully consider these risks before making any investment decisions in the Company. New risks and uncertainties may also emerge from time to time that could materially and adversely affect us. While forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance. We disclaim any obligation to update or revise any forward-looking statement to reflect changes in underlying assumptions or factors, of new information, data or methods, future events or other changes after the date of this Report, except as required by applicable law. You should not place undue reliance on any forward-looking statements that are based on information currently available to us or the third parties making the forward-looking statements.

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

GLOBAL MEDICAL REIT INC.

Consolidated Balance Sheets

	As of
	March 31, 2017	December 31, 2016
	(unaudited)
Assets

Investment in real estate:
Land	$23,130,337	$17,785,001
Building	270,401,823	179,253,398
Site improvements	2,686,216	1,465,273
Tenant improvements	2,552,449	1,186,014
	298,770,825	199,689,686
Less: accumulated depreciation	(4,669,968)	(3,323,915)
Investment in real estate, net	294,100,857	196,365,771
Cash	8,356,599	19,671,131
Restricted cash	1,773,909	941,344
Tenant receivables	347,110	212,435
Escrow deposits	2,528,996	1,212,177
Acquired lease intangible assets, net	15,991,981	7,144,276
Deferred assets	1,087,148	704,537
Deferred financing costs, net	1,570,381	927,085
Other assets	11,484	140,374
Total assets	$325,768,465	$227,319,130

Liabilities and Stockholders’ Equity

Liabilities:
Accounts payable and accrued expenses	$1,932,590	$573,997
Dividends payable	3,651,817	3,604,037
Security deposits	2,099,844	719,592
Due to related parties, net	586,899	580,911
Acquired lease intangible liability, net	475,343	277,917
Notes payable to related parties	421,000	421,000
Notes payable, net of unamortized discount of $1,028,797 and $1,061,602 at March 31, 2017 and December 31, 2016, respectively	38,446,103	38,413,298
Revolving credit facility	128,900,000	27,700,000
Total liabilities	176,513,596	72,290,752
Stockholders' equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock $0.001 par value, 500,000,000 shares authorized at March 31, 2017 and December 31, 2016, respectively; 17,605,675 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	17,606	17,606
Additional paid-in capital	172,417,006	171,997,396
Accumulated deficit	(23,179,743)	(16,986,624)
Total stockholders' equity	149,254,869	155,028,378
Total liabilities and stockholders' equity	$325,768,465	$227,319,130

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GLOBAL MEDICAL REIT INC.

Consolidated Statements of Operations

(unaudited)

	Three Months Ended March 31,
	2017	2016

Revenue
Rental revenue	$4,629,259	$1,298,978
Other income	29,599	15,081
Total revenue	4,658,858	1,314,059

Expenses
Acquisition fees	942,473	-
Acquisition fees – related party	-	754,000
General and administrative	2,840,807	888,529
Management fees – related party	627,147	90,000
Depreciation expense	1,346,053	398,830
Amortization expense	343,600	-
Interest expense	1,100,080	1,129,263
Total expenses	7,200,160	3,260,622
Net loss	$(2,541,302)	$(1,946,563)

Net loss per share – Basic and Diluted	$(0.14)	$(3.11)

Weighted average shares outstanding – Basic and Diluted	17,605,675	624,978

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GLOBAL MEDICAL REIT INC.

Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended March 31,
	2017	2016

Operating activities
Net loss	$(2,541,302)	$(1,946,563)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation expense	1,346,053	398,830
Amortization of deferred financing costs	158,672	90,241
Amortization of acquired lease intangible assets	343,600	-
Amortization of above (below) market leases	(8,200)	-
Stock-based compensation expense	419,610	-
Capitalized deal costs charged to expense	3,150	-
Changes in operating assets and liabilities:
Restricted cash	(1,130,144)	(319,499)
Tenant receivables	(134,675)	(261,955)
Prepaid assets	-	(27,925)
Deferred assets	(382,611)	(342,422)
Accounts payable and accrued expenses	1,358,593	884,147
Security deposits	1,380,252	319,499
Accrued management fees due to related party	6,438	90,000
Net cash provided by (used in) operating activities	819,436	(1,115,647)

Investing activities
Escrow deposits for purchase of properties	(1,308,324)	394,310
Loans to related party	-	(21,500)
Pre-acquisition costs for purchase of properties	125,740	-
Purchase of land, buildings, and other tangible and intangible assets and liabilities	(108,066,818)	(37,946,139)
Net cash used in investing activities	(109,249,402)	(37,573,329)

Financing activities
Change in restricted cash	297,579	(510,705)
Escrow deposits required by third party lenders	(8,495)	(829,519)
Loans (repaid to) from related party	(450)	152,893
Proceeds from notes payable from acquisitions	-	41,320,900
Payments on notes payable from acquisitions	-	(9,317,351)
Proceeds from note payable from related party	-	450,000
Proceeds from revolving credit facility	101,200,000	-
Payments of deferred financing costs	(769,163)	(1,090,079)
Dividends paid to stockholders	(3,604,037)	(164,152)
Net cash provided by financing activities	97,115,434	30,011,987

Net decrease in cash and cash equivalents	(11,314,532)	(8,676,989)
Cash and cash equivalents—beginning of period	19,671,131	9,184,270
Cash and cash equivalents—end of period	$8,356,599	$507,281

Supplemental cash flow information:
Cash payments for interest	$830,068	$337,609

Noncash financing and investing activities:
Accrued dividends payable	$3,651,817	$-
Conversion of convertible debenture due to majority stockholder to shares of common stock	$-	$15,000,000

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

The Company holds its facilities and conducts its operations through a Delaware limited partnership subsidiary called Global Medical REIT L.P. (the “Operating Partnership”). The Company serves as the sole general partner of the Operating Partnership through a wholly-owned subsidiary of the Company called Global Medical REIT GP LLC (the “GP”), a Delaware limited liability company. As of March 31, 2017, the Company was the 97.7% limited partner of the Operating Partnership, with the remaining 2.3% owned by the holders of the Company’s long term incentive plan (“LTIP”) units. Refer to Note 7 – “Stock-Based Compensation” for additional information regarding the LTIP units. The Company has contributed all of its healthcare facilities to the Operating Partnership in exchange for common units of limited partnership interest in the Operating Partnership. The Company intends to conduct all future acquisition activity and operations through the Operating Partnership. The Operating Partnership has separate wholly-owned Delaware limited liability company subsidiaries that were formed for each healthcare facility acquisition. On July 1, 2016, the Company closed its initial public offering and issued 15,000,000 shares of its common stock at a price of $10.00 per share resulting in net proceeds of $138,969,275.

Note 2 – Summary of Significant Accounting Policies

Basis of presentation

The accompanying financial statements are unaudited and include the accounts of the Company. The accompanying financial statements have been prepared in accordance with GAAP and the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the accompanying financial statements do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the audited financial statements and notes thereto for the fiscal year ended December 31, 2016. In the opinion of management, all adjustments of a normal and recurring nature necessary for a fair presentation of the financial statements for the interim periods have been made.

Consolidation Policy

The accompanying consolidated financial statements include the accounts of the Company, including the Operating Partnership and its wholly-owned subsidiaries, and the interests in the Operating Partnership held by the LTIP unit holders, which the Operating Partnership has control over and therefore consolidates. These LTIP units represent “noncontrolling interests” and have no value as of March 31, 2017 as they have not been converted into OP units and therefore did not participate in the Company’s consolidated net loss. At the time when there is value associated with the noncontrolling interests, the Company will classify such interests as a component of consolidated equity, separate from the Company’s total stockholder’s equity on its Consolidated Balance Sheets. Additionally, net income or loss will be allocated to noncontrolling interests based on their respective ownership percentage of the Operating Partnership. All material intercompany balances and transactions between the Company and its subsidiaries have been eliminated.

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires the Company to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and footnotes. Actual results could differ from those estimates.

Restricted Cash

The restricted cash balance as of March 31, 2017 and December 31, 2016 was $1,773,909 and $941,344, respectively, an increase of $832,565. The restricted cash balance as of March 31, 2017, consisted of $85,686 of cash required by a third party lender to be held by the Company as a reserve for debt service, $1,391,375 in security deposits received from facility tenants at the inception of their leases, and $296,848 in funds held by the Company from certain of its tenants that the Company collected to pay specific tenant expenses, such as real estate taxes and in some cases insurance, on the tenant’s behalf. The restricted cash balance as of December 31, 2016 consisted of $383,265 of cash required by a third party lender to be held by the Company as a reserve for debt service, $319,500 in a security deposit received from the Plano Facility tenant at the inception of its lease, and $238,579 in funds held by the Company from certain of its tenants that the Company collected to pay specific tenant expenses. The $832,565 increase during the three months ended March 31, 2017 resulted from an aggregate increase of $1,130,144 in tenant security deposits derived from acquisitions during the current quarter and funds held by the Company to pay specific tenant expenses, partially offset by a decrease of $297,579 in funds required to be held by the Company by a third party lender.

Tenant Receivables

The tenant receivable balance as of March 31, 2017 and December 31, 2016 was $347,110 and $212,435, respectively, an increase of $134,675. The balance as of March 31, 2017 consisted of $133,959 in funds owed from the Company’s tenants for rent that the Company has earned but not received, $29,834 in other tenant related receivables, and $183,317 in funds owed by certain of the Company’s tenants for amounts the Company collects to pay specific tenant expenses, such as real estate taxes and in some cases insurance, on the tenants’ behalf. The balance as of December 31, 2016 consisted of $28,599 in funds owed from the Company’s tenants for rent that the Company has earned but not received, $22,323 in other tenant related receivables, and $161,513 in funds owed by certain of the Company’s tenants for amounts the Company collects to pay specific tenant expenses, such as real estate taxes and in some cases insurance, on the tenants’ behalf.

Escrow Deposits

Escrow deposits include funds held in escrow to be used for the acquisition of properties in the future and for the payment of taxes, insurance, and other amounts as stipulated by the Company’s Cantor Loan, as hereinafter defined. The escrow balance as of March 31, 2017 and December 31, 2016 was $2,528,996 and $1,212,177, respectively, an increase of $1,316,819. This increase resulted from $1,308,324 of funds added to the escrow account to be used to acquire facilities in the future and from an increase of $8,495 in deposits that were required to be held in escrow related to the Cantor Loan.

Deferred Assets

The deferred assets balance as of March 31, 2017 and December 31, 2016 was $1,087,148 and $704,537, respectively, an increase of $382,611. These amounts represent the Company’s deferred rent receivable balance resulting from the straight lining of revenue recognized for applicable tenant leases. The increase results from the facilities that were acquired during the three months ended March 31, 2017 that had leases that required the straight lining of revenue.

Other Assets

Costs that are incurred prior to the completion of an acquisition are capitalized if all of the following conditions are met: (a) the costs are directly identifiable with the specific property, (b) the costs would be capitalized if the property were already acquired, and (c) acquisition of the property is probable. These costs are included with the value of the acquired property upon completion of the acquisition. The costs will be charged to expense when it is probable that the acquisition will not be completed. The balance in this account was $11,484 and $140,374 as of March 31, 2017 and December 31, 2016, respectively, a decrease of $128,890. This decrease during the three months ended March 31, 2017 resulted from $254,249 of costs that were reclassified to the asset value of facilities when the respective acquisitions were completed and $3,150 of costs charged to expense when it was probable that an acquisition would not be completed, partially offset by an increase resulting from additional capitalized costs incurred of $128,509.

Security Deposits Liability

The security deposits liability balance as of March 31, 2017 and December 31, 2016 was $2,099,844 and $719,592, respectively, an increase of $1,380,252. This increase resulted primarily from an increase in security deposits of $1,300,179 that were required at the inception of the lease from several of the facilities that were acquired during the three months ended March 31, 2017 (Great Bend represented approximately $1,100,000 of the increase) as well as from an increase of $80,073 in tenant funds that the Company will use to pay for certain of its tenants’ expenses, such as real estate taxes and in some cases insurance, on the tenants’ behalf.

Note 3 – Property Portfolio

Summary of Properties Acquired During the Three Months Ended March 31, 2017

During the three months ended March 31, 2017, the Company completed eight acquisitions. A summary description of the acquisitions is as follows:

Oklahoma City Facilities

On March 31, 2017, the Company closed on an purchase contract (the “Purchase Agreement”) with CRUSE-TWO, L.L.C., an Oklahoma limited liability company (“Cruse-Two”), and CRUSE-SIX, L.L.C., an Oklahoma limited liability company (“Cruse-Six”) to acquire a surgical hospital (the “Hospital”), a physical therapy center (the “PT Center,” together with the Hospital, “OCOM South”), and an outpatient ambulatory surgery center (“OCOM North”) located in Oklahoma City, Oklahoma from Cruse-Two and Cruse-Six for an aggregate purchase price of $49.5 million. The purchase price consists of $44.4 million for OCOM South and $5.1 million for OCOM North.

Upon closing of the acquisition of OCOM South, the Company assumed the existing absolute triple-net lease agreement (the “OCOM South Lease”), pursuant to which OCOM South is leased from Cruse-Two to Oklahoma Center for Orthopedic & Multi-Specialty Surgery, LLC (“OCOM”) with a remaining initial lease term expiring August 31, 2034, subject to three consecutive five-year renewal options by the tenant. A portion of the rent is guaranteed by United Surgical Partners International, Inc. (“USPI”) and INTEGRIS Health, Inc. (“INTEGRIS”), respectively.

Upon closing of the acquisition of OCOM South, the Company, through a subsidiary of the Operating Partnership, entered into a new absolute triple-net lease agreement (the “Master Lease”), pursuant to which the subsidiary, as master landlord, leased OCOM South to Cruse-Two, as master tenant. The Master Lease has a five-year term. The OCOM South Lease became a sublease under the Master Lease upon commencement of the Master Lease. USPI and INTEGRIS continue to serve as guarantors of the OCOM South Lease in the percentages set forth above, while the Master Lease has no lease guarantees. Upon expiration of the Master Lease, the OCOM South Lease will become a direct lease with the Company.

Under the Master Lease, OCOM continues to be responsible for all lease payments due under the OCOM South Lease, which amounts will be paid directly to the Master Tenant, while Cruse-Two will be responsible for payment of the additional rent amounts payable under the Master Lease. GMR Oklahoma City, LLC (“GMR Oklahoma City”), Cruse-Two, and Raymond James & Associates, Inc. (the “Broker”) have entered into a Securities Account Control Agreement, dated March 31, 2017, pursuant to which Cruse-Two has granted GMR Oklahoma City a first priority secured interest in the securities account maintained by the Broker for Cruse-Two.

Upon closing of the acquisition of OCOM North, the Company assumed the existing absolute triple-net lease agreement (the “OCOM North Lease”) pursuant to which OCOM North is leased from Cruse-Six, as landlord, to OCOM, as tenant, with a remaining initial lease term expiring on July 31, 2022, subject to two consecutive five-year renewal options by the tenant. The annual rent under the OCOM North Lease for OCOM North is subject to annual increases equal to the consumer price index (“CPI”) (never to decrease and not to exceed 4.0% over the prior year’s rent and not to exceed an overall increase of 2.5% per year, compounded annually). The Company funded the acquisition using funds from its revolving credit facility.

Accounting Treatment

The Company accounted for the acquisition of the OCOM North and OCOM South as a business combination in accordance with the provisions of ASC Topic 805. The following table presents the preliminary purchase price allocation for the assets acquired as part of the OCOM facilities acquisition:

Land and site improvements	$2,953,291
Building and tenant improvements	38,724,033
Above market lease intangibles	758,852
In place leases	4,391,750
Leasing costs	2,672,074
Total purchase price	$49,500,000

The above allocation is preliminary and subject to revision within the measurement period, not to exceed one year from the date of the acquisition.

Great Bend Facility

On March 31, 2017, the Company closed on a purchase contract with Great Bend Surgical Properties, LLC (“GB Seller”) to acquire, through a wholly owned subsidiary of the Operating Partnership, the buildings and land known as Great Bend Regional Hospital (the “GB Property”) located in Great Bend, Kansas for a purchase price of $24.5 million.

The GB Property is operated by Great Bend Regional Hospital, LLC (“GB Tenant”), a physician owned group. Upon the closing of the acquisition of the GB Property, the Company leased the GB Property back to GB Tenant under a 15-year triple-net lease (the “GB Lease”), with two ten-year renewal options. The GB Lease will be guaranteed by the physician owners of the GB Tenant. Eventually the GB Lease will also be guaranteed by an employee stock ownership plan (“ESOP”). When the Company determines that the creditworthiness, operating history, and financial results of the ESOP are acceptable, the physicians will be released from the lease guarantee, and the ESOP will become the sole guarantor. The aggregate annual rent under the GB Lease will be $2,143,750, subject to annual rent escalations equal to the greater of 2% or CPI, with a maximum increase of 10%. The Company funded the acquisition using borrowings from its revolving credit facility.

Sandusky Facility (one property)

On March 10, 2017, the Company closed on the acquisition of one, out of a total of seven Sandusky properties, in the amount of approximately $4.3 million. The Company is leasing this property to the NOMS Tenant using a triple-net lease structure with an initial term of 11 years with four additional five-year renewal options. The Company funded the acquisition using borrowings from its revolving credit facility.

Clermont Facility

On March 1, 2017, the Company, as buyer, pursuant to a purchase agreement (the “Purchase Agreement”) with HVI, LLC (the “HVI Seller”), acquired HVI Seller’s interest, as ground lessee, in the ground lease (the “Ground Lease”) that covers and affects certain real property located in Clermont, Florida (the “land”), along with HVI Seller’s right, title and interest arising under the Ground Lease in and to the medical building located upon the Land (the “Clermont Facility”), for a purchase price of $5.225 million. The Ground Lease commenced in 2012 and has an initial term of seventy-five years. Upon closing of this acquisition, the Company assumed the HVI Seller’s interest, as sublessor, in four subleases affecting the Clermont Facility (collectively, the “Subleases”) with South Lake Hospital, Inc. (which is the subtenant under two separate Subleases), Orlando Health, Inc., and Vascular Specialists of Central Florida. The Company funded the acquisition using funds from its revolving credit facility.

Accounting Treatment

The Company accounted for the acquisition of the Clermont Facility as a business combination in accordance with the provisions of ASC Topic 805. The following table presents the preliminary purchase price allocation for the assets acquired as part of the Clermont Facility acquisition:

Site improvements	$144,498
Building and tenant improvements	4,422,452
In place leases	254,515
Above market lease intangibles	487,978
Leasing costs	125,185
Below market lease intangibles	(209,628)
Total purchase price	$5,225,000

The above allocation is preliminary and subject to revision within the measurement period, not to exceed one year from the date of the acquisition.

Prescott Facility

On February 9, 2017, the Company, as buyer, pursuant to a purchase and sale agreement (the “Purchase Agreement”) with Hosn Hojatollah Askari, as seller (“Hosn”), acquired a medical office building (the “Prescott Facility”) located in Prescott, Arizona, for a purchase price of $4.5 million. The acquisition included the Prescott Facility, together with the real property, the improvements, and all appurtenances thereto owned by Hosn. Upon the closing of this acquisition, the Company executed a new 10-year triple-net lease for the Prescott Facility with Thumb Butte Medical Center, PLLC with a personal guaranty by Hosn. The Company funded the acquisition using funds from its revolving credit facility.

Las Cruces Facility

On February 1, 2017, the Company, as buyer, pursuant to a purchase and sale agreement with Medical Realty Limited Liability Co., as seller (“Medical Realty”), acquired a medical office building (the “Las Cruces Facility”) located in Las Cruces, New Mexico for a purchase price of $4.88 million. The acquisition included the Las Cruces Facility, together with the real property, the improvements, and all appurtenances thereto owned by Medical Realty. Upon closing of this acquisition, the Company entered into a new 12-year, triple-net lease with four five-year extension options with Las Cruces Orthopedic Associates, as tenant. The Company funded the acquisition using borrowings from its revolving credit facility and available cash.

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

Lewisburg Facility

On January 12, 2017, pursuant to the terms of an asset purchase agreement between the Company, as purchaser, and W 148, LLC, as seller (“W 148”), the Company acquired a medical office building (the “Lewisburg Facility”), located in Lewisburg, Pennsylvania, for a purchase price of $7.3 million. The acquisition included the Lewisburg Facility, together with the real property, the improvements, and all appurtenances thereto owned by W 148. The Lewisburg Facility is operated by Geisinger Medical Center (“GMC”) and Geisinger System Services (“GSS”), the existing tenants of the Lewisburg Facility. Upon the closing of the transaction, the Company assumed the GMC lease and the GSS lease, which are both triple-net leases. The GMC lease, dated effective as of April 15, 2008, and expiring in 2023, has a fifteen-year initial term and two five-year optional extension terms. The GSS lease, dated effective as of August 1, 2011, and expiring in 2023, has an initial term of 11 years and 9 months and two five-year optional extension terms. The acquisition was funded using proceeds from the Company’s revolving credit facility.

Accounting Treatment

The Company accounted for the acquisition of the Lewisburg Facility as a business combination in accordance with the provisions of ASC Topic 805. The following table presents the preliminary purchase price allocation for the assets acquired as part of the Lewisburg Facility acquisition:

Land and site improvements	$681,223
Building and tenant improvements	6,113,824
In place leases	373,380
Leasing commissions and legal fees	131,573
Total purchase price	$7,300,000

The above allocation is preliminary and subject to revision within the measurement period, not to exceed one year from the date of the acquisition.

Summary of Properties in the Company’s Existing Portfolio as of December 31, 2016

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

Ellijay Facilities

On December 16, 2016, pursuant to the terms of an asset purchase agreement between the Company, as Purchaser, and SunLink Healthcare Professional Property, LLC, a Georgia limited liability company, as seller (“SunLink”), the Company acquired three buildings, consisting of one medical office building and two ancillary healthcare related buildings (the “Ellijay Facilities”), located in Ellijay, Georgia, for a purchase price of $4.9 million. The acquisitions included the Ellijay Facilities, together with the real property, the improvements, and all appurtenances thereto owned by SunLink. The Ellijay Facilities are operated by Piedmont Mountainside Hospital, Inc., (“Piedmont”) the existing tenant of the Ellijay Facilities.

Upon the closing of the transaction, the Company assumed the previous landlord’s interest in the existing 10-year triple-net lease with Piedmont, effective as of July 1, 2016 and expiring in 2026. The acquisition was funded using a portion of the proceeds from the Company’s initial public offering.

Accounting Treatment

The Company accounted for the acquisition of the Ellijay Facilities as a business combination in accordance with the provisions of ASC Topic 805. The following table presents the preliminary purchase price allocation for the assets acquired as part of the Ellijay Facilities acquisition:

Land and site improvements	$913,509
Building and tenant improvements	3,336,809
In place leases	672,307
Leasing commissions and legal fees	197,576
Below market lease intangibles	(220,201)
Total purchase price	$4,900,000

The above allocation is preliminary and subject to revision within the measurement period, not to exceed one year from the date of the acquisition.

Carson City Facilities

On September 27, 2016, the Company assumed the original buyer’s interest in an asset purchase agreement between the original buyer and Carson Medical Complex, a Nevada general partnership, as seller (“Carson”). On October 31, 2016, the Company, pursuant to the asset purchase agreement, acquired two medical office buildings (the “Carson Facilities”), located in Carson City, Nevada for a purchase price of $3.8 million. The acquisitions included the Carson Facilities, together with the real property, the improvements, and all appurtenances thereto owned by Carson. The Carson Facilities are operated by Carson Medical Group, a Nevada professional corporation, the existing tenant of the Carson Facilities (the “Carson Tenant”).

Upon the closing of the transaction, the Company assumed the previous landlord’s interest in the existing 7-year triple-net lease with Carson Tenant, effective as of October 31, 2016 and expiring in 2023. The lease provides for one five-year extension at the option of the Carson Tenant. The acquisition was funded using a portion of the proceeds from the Company’s initial public offering.

Sandusky Facilities (five properties)

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

On October 7, 2016, pursuant to the terms of the above-referenced asset purchase agreement, the Company acquired five of the seven properties comprising the NOMS Facilities (the “Five Properties”). The Company purchased the Five Properties for an allocated purchase price of $4.6 million of the total $10 million purchase price. Upon its acquisition of the Five Properties, the Company entered into a new 11-year triple-net lease with NOMS Tenant, effective as of October 7, 2016, and expiring in 2027. The lease provides for four additional five-year renewal options. The acquisition of the Five Properties was funded using a portion of the proceeds from the Company’s initial public offering.

Watertown Facilities

On September 30, 2016, the Company closed on an asset purchase agreement with Brown Investment Group, LLC, a South Dakota limited liability company, to acquire a 30,062 square foot clinic, a 3,136 square foot administration building and a 13,686 square foot facility, both located in Watertown South Dakota (collectively, the “Watertown Facilities”), for a purchase price of $9.0 million. The acquisitions included the Watertown Facilities, together with the real property, the improvements, and all appurtenances thereto. The Watertown Facilities are operated by the Brown Clinic, P.L.L.P. (“Brown Clinic”), a South Dakota professional limited liability partnership.

Upon the closing of the transaction, the Company leased the portfolio properties to Brown Clinic via a 15-year triple-net lease that expires in 2031. The lease provides for two additional five-year extensions at the option of the tenant. The acquisition was funded using a portion of the proceeds from the Company’s initial public offering.

East Orange Facility

On September 29, 2016, the Company closed on an asset purchase agreement with Prospect EOGH, Inc. (“Prospect”), a New Jersey corporation, and wholly-owned subsidiary of Prospect Medical Holdings, Inc. (“PMH”), a Delaware corporation, to acquire a 60,442 square foot medical office building (“MOB”) located at 310 Central Avenue, East Orange, New Jersey on the campus of the East Orange General Hospital, for a purchase price of $11.86 million. The acquisitions included the MOB, together with the real property, the improvements, and all appurtenances thereto.

Upon the closing of the transaction, the Company leased the MOB to PMH via a 10-year triple-net lease that expires in 2026. The lease provides for four additional five-year extensions at the option of the tenant. The acquisition was funded using a portion of the proceeds from the Company’s initial public offering.

Reading Facilities

On July 20, 2016, the Company closed on an asset purchase agreement to acquire a 17,000 square foot eye center located at 1802 Papermill Road, Wyomissing, PA 19610 (the “Eye Center”) owned and operated by Paper Mill Partners, L.P., a Pennsylvania limited partnership, and a 6,500 square foot eye surgery center located at 2220 Ridgewood Road, Wyomissing, PA 19610 (the “Surgery Center”) owned and operated by Ridgewood Surgery Center, L.P., a Pennsylvania limited partnership, for a purchase price of $9.20 million. The acquisition included both facilities, together with the real property, the improvements, and all appurtenances thereto.

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

Westland Facility

On March 31, 2016, the Company closed on a purchase agreement to acquire a two-story medical office building and ambulatory surgery center located in Westland, Michigan for an aggregate purchase price of $4.75 million from Cherry Hill Real Estate, LLC (“Cherry Hill”). The property is located on a 1.3-acre site. Under the purchase agreement, the Company acquired the site and building, including parking. Also on March 31, 2016, the Company executed a lease agreement for the entire facility with The Surgical Institute of Michigan, LLC under a triple-net master lease agreement that expires in 2026, subject to two successive ten-year renewal options for the tenant on the same terms as the initial lease, except that the rental rate will be subject to adjustment upon each renewal based on then-prevailing market rental rates. The purchase agreement contains customary covenants, representations and warranties. Commensurate with the execution of its lease with the Company, The Surgical Institute of Michigan, LLC terminated its lease agreement with Cherry Hill that was in place at the time of the sale of the facility to the Company. The Company has accounted for this acquisition as a business combination in accordance with the provisions of ASC Topic 805, and accordingly the transaction has been recorded at fair value with all values allocated to land and building based upon their fair values at the date of acquisition. No intangible assets were identified in connection with this acquisition and accordingly the purchase price of $4.75 million was allocated approximately $4.52 million to building and approximately $0.23 million to land.

The Westland facility acquisition was financed in full using proceeds from the third party Cantor Loan, which is disclosed in Note 4 – “Notes Payable Related to Acquisitions and Revolving Credit Facility.”

Plano Facility

On January 28, 2016, the Company closed on an asset purchase agreement with an unrelated party Star Medreal, LLC, a Texas limited liability company, to acquire a hospital facility located in Plano, Texas, along with all real property and improvements thereto for $17.5 million (the “Plano Facility”). Under the terms of the agreement, the Company was obligated to pay a development fee of $500,000 to Lumin, LLC at closing. The property has been leased back via an absolute triple-net lease agreement that expires in 2036. The tenant will be Star Medical Center, LLC and Lumin Health, LLC will serve as guarantor. Lumin Health, LLC is an affiliate and management company for Star Medical Center, LLC. The tenant has two successive options to renew the lease for ten-year periods on the same terms and conditions as the primary non-revocable lease term with the exception of rent, which will be computed at then prevailing fair market value as determined by an appraisal process defined in the lease. The terms of the lease also provide for a tenant allowance up to $2.75 million for a 6,400 square foot expansion to be paid by the Company.

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

Tennessee Facilities

On December 31, 2015, the Company acquired a six building, 52,266 square foot medical clinic portfolio for a purchase price of $20.0 million. Five of the facilities are located in Tennessee and one facility is located in Mississippi. The portfolio will be leased back through Gastroenterology Center of the Midsouth, P.C. via an absolute triple-net lease agreement that expires in 2027. The tenant has two successive options to renew the lease for five year periods on the same terms and conditions as the primary non-revocable lease term with the exception of rent, which will be computed at the same rate of escalation used during the fixed lease term. Base rent increases by 1.75% each lease year commencing on January 1, 2018. The property is owned in fee simple. Funding for the transaction and all related costs was received in the form of a convertible debenture (“Convertible Debenture”) the Company issued to its majority stockholder in the total amount of $20,900,000.

West Mifflin Facility

On September 25, 2015, the Company acquired a surgery center and medical office building located in West Mifflin, Pennsylvania and the adjacent parking lot for $11.35 million. The facilities are operated by Associates in Ophthalmology, LTD and Associates Surgery Centers, LLC, respectively, and leased back to those entities by the Company via two separate lease agreements that expire in 2030. Each lease has two successive options by the tenants to renew for five year periods. Base rent increases by 2% each lease year commencing on October 1, 2018. The property is owned in fee simple. In connection with the acquisition of the facilities, the Company borrowed $7,377,500 from Capital One, National Association (“Capital One”) and funded the remainder of the purchase price with the proceeds from a Convertible Debenture it issued to its majority stockholder in the total amount of $4,545,838.

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

Omaha Facility

On June 5, 2014, the Company completed the acquisition of a 56-bed long term acute care hospital located at 1870 S 75th Street, Omaha, Nebraska for $21.7 million. The Omaha facility is operated by Select Specialty Hospital – Omaha, Inc. pursuant to a sublease which expires in 2023, with sub lessee options to renew up to 60 years. The real property where the Omaha facility and other improvements are located are subject to a land lease with Catholic Health Initiatives, a Colorado nonprofit corporation (the “land lease”). The land lease initially was to expire in 2023 with sub lessee options to renew up to 60 years. However, as of December 31, 2015, the Company exercised two five-year lease renewal options and therefore the land lease currently expires in 2033, subject to future renewal options by the Company. In connection with the acquisition of the Omaha facility in June 2014, the Company borrowed $15.06 million from Capital One and funded the remainder of the purchase price with funds from its majority stockholder.

A rollforward of the gross investment in land, building and improvements as of March 31, 2017, resulting from the eight acquisitions completed during the three months ended March 31, 2017, is as follows:

	Land	Building	Site & Tenant Improvements	Investment Subtotal	Intangibles(1)	Gross Investment
Balances as of January 1, 2017	$17,785,001	179,253,398	2,651,287	199,689,686	6,907,687	206,597,373
Acquisitions:
Oklahoma City facilities	2,086,885	37,713,709	1,876,730	41,677,324	7,822,676	49,500,000
Great Bend facility	836,929	23,800,758	-	24,637,687	-	24,637,687
Sandusky facility	409,204	3,997,607	-	4,406,811	-	4,406,811
Clermont facility	-	4,361,028	205,922	4,566,950	658,050	5,225,000
Prescott facility	790,637	3,821,417	-	4,612,054	-	4,612,054
Las Cruces facility	397,148	4,618,258	-	5,015,406	-	5,015,406
Cape Coral facility	353,349	7,016,511	-	7,369,860	-	7,369,860
Lewisburg facility	471,184	5,819,137	504,726	6,795,047	504,953	7,300,000
Total Additions:	5,345,336	91,148,425	2,587,378	99,081,139	8,985,679	108,066,818
Balances as of March 31, 2017	$23,130,337	270,401,823	5,238,665	298,770,825	15,893,366	314,664,191

(1)	Represents intangible assets acquired net of intangible liabilities acquired.

Depreciation expense was $1,346,053 and $398,830 for the three months ended March 31, 2017 and March 31, 2016, respectively.

Unaudited Pro Forma Financial Information for Business Combination Transactions During the Three Months Ended March 31, 2017

The following table illustrates the unaudited pro forma consolidated revenue, net loss, and loss per share as if the entities that the Company acquired during the three months ended March 31, 2017 that were accounted for as business combinations (the OCOM North, OCOM South, Clermont and Lewisburg facilities) had occurred as of January 1, 2016:

	Three Months Ended March 31,
	2017	2016
	(unaudited)

Revenue	$5,875,993	$2,692,735
Net loss	$(2,784,362)	$(3,183,101)
Loss per share	$(0.16)	$(5.09)
Weighted average shares outstanding	17,605,675	624,978

Intangible Assets and Liabilities

The following is a summary of the carrying amount of intangible assets and liabilities as of March 31, 2017:

	As of March 31, 2017
	Cost	Accumulated Amortization	Net
Assets
In-place leases	$10,846,201	$(315,311)	$10,530,890
Above market ground lease	487,978	(567)	487,411
Above market leases	832,948	(3,878)	829,070
Leasing costs	4,215,221	(70,611)	4,144,610
	$16,382,348	$(390,367)	$15,991,981

Liabilities
Below market leases	$488,982	$(13,639)	$475,343

The following is a summary of the carrying amount of intangible assets and liabilities as of December 31, 2016:

	As of December 31, 2016
	Cost	Accumulated Amortization	Net
Assets
In-place leases	$5,826,556	$(34,789)	$5,791,767
Above market leases	74,096	(443)	73,653
Leasing costs	1,286,389	(7,533)	1,278,856
	$7,187,041	$(42,765)	$7,144,276

Liabilities
Below market leases	$279,354	$(1,437)	$277,917

The following is a summary of the acquired lease intangible amortization for the three months ended March 31, 2017. The Company had no intangible assets or liabilities as of March 31, 2016 and therefore no amortization was incurred during the three months ended March 31, 2016.

Amortization expense related to in-place leases	$280,522
Amortization expense related to leasing costs	$63,078
Decrease of rental revenue related to above market ground lease	$567
Decrease of rental revenue related to above market leases	$3,435
Increase of rental revenue related to below market leases	$12,202

As of March 31, 2017, scheduled future aggregate net amortization of acquired lease intangible assets and liabilities for each fiscal year ended December 31 are listed below:

	Net Increase (Decrease) in Revenue	Net Increase in Expenses
2017	$11,496	$1,442,015
2018	8,855	1,905,036
2019	8,855	1,905,036
2020	8,855	1,905,036
2021	6,010	1,290,423
Thereafter	(885,209)	6,227,954
Total	$(841,138)	$14,675,500

As of March 31, 2017, the weighted average amortization period for asset lease intangibles and liability lease intangibles are 8.3 years and 6.7 years, respectively.

Note 4 – Notes Payable Related to Acquisitions and Revolving Credit Facility

Summary of Notes Payable Related to Acquisitions, Net of Debt Discount

Costs incurred related to securing the Company’s fixed rate debt instruments have been capitalized as a debt discount, net of accumulated amortization, and are netted against the Company’s Notes Payable balance in the accompanying Consolidated Balance Sheet.

A detail of the Company’s note payable related to acquisitions, net of debt discount as if March 31, 2017 and December 31, 2016 is as follows:

	March 31, 2017	December 31, 2016
Notes payable related to acquisitions, gross	$39,474,900	$39,474,900
Less: Unamortized debt discount	(1,028,797)	(1,061,602)
Notes payable related to acquisitions, net	$38,446,103	$38,413,298

A rollforward of the unamortized debt discount balance as of March 31, 2017, that was incurred on the Company’s fixed rate debt, is as follows:

Balance as of January 1, 2017, net	$1,061,602
Debt discount amortization expense	(32,805)
Balance as of March 31, 2017, net	$1,028,797

Amortization expense incurred related to the debt discount was $32,805 and $90,241 for the three months ended March 31, 2017 and March 31, 2016, respectively, and is included in the “Interest Expense” line item in the accompanying Consolidated Statements of Operations.

Summary of Deferred Financing Costs, Net

Costs incurred related to securing the Company’s revolving credit facility have been capitalized as a deferred financing asset, net of accumulated amortization in the accompanying Consolidated Balance Sheet.

A rollforward of the deferred financing cost balance as of March 31, 2017, that was incurred on the Company’s revolving credit facility, is as follows:

Balance as of January 1, 2017, net	$927,085
Additions – revolving credit facility	769,163
Deferred financing cost amortization expense	(125,867)
Balance as of March 31, 2017, net	$1,570,381

Amortization expense incurred related to the revolving credit facility was $125,867 and zero for the three months ended March 31, 2017 and March 31, 2016, respectively, and is included in the “Interest Expense” line item in the accompanying Consolidated Statements of Operations.

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

No principal payments were made for the three months ended March 31, 2017. The note balance as of March 31, 2017 and December 31, 2016 was $32,097,400. Interest expense was $418,873 for the three months ended March 31, 2017. No interest expense was incurred on this note for the three months ended March 31, 2016.

As of March 31, 2017, scheduled principal payments due for each fiscal year ended December 31 are listed below as follows:

2017	$-
2018	-
2019	-
2020	-
2021	-
Thereafter	32,097,400
Total	$32,097,400

West Mifflin Note Payable

In order to finance a portion of the purchase price for the West Mifflin facility, on September 25, 2015 the Company (through its wholly owned subsidiary GMR Pittsburgh LLC, as borrower) entered into a Term Loan and Security Agreement with Capital One to borrow $7,377,500. The note bears interest at 3.72% per annum and all unpaid interest and principal is due on September 25, 2020. Interest is paid in arrears and interest payments begin on November 1, 2015, and on the first day of each calendar month thereafter. Principal payments begin on November 1, 2018 and on the first day of each calendar month thereafter based on an amortization schedule with the principal balance due on the maturity date. The note may not be prepaid in whole or in part prior to September 25, 2017. Thereafter, the Company, at its option, may prepay the note at any time, in whole (but not in part) on at least thirty calendar days but not more than sixty calendar days advance written notice. The note has an early termination fee of two percent if prepaid prior to September 25, 2018. The note requires a quarterly fixed charge coverage ratio of at least 1:1, a quarterly minimum debt yield of 0.09:1.00, and annualized Operator EBITDAR measured on a quarterly basis of not less than $6,000,000. The Operator is Associates in Ophthalmology, Ltd. and Associates Surgery Centers, LLC. No principal payments were made for the three months ended March 31, 2017. The note balance as of March 31, 2017 and December 31, 2016 was $7,377,500. Interest expense incurred on this note was $68,610 and $69,373 for the three months ended March 31, 2017 and March 31, 2016, respectively.

As of March 31, 2017, scheduled principal payments due for each fiscal year ended December 31 are listed below as follows:

2017	$-
2018	22,044
2019	136,007
2020	7,219,449
Total	$7,377,500

Amended Revolving Credit Facility

On December 2, 2016, the Company, the Operating Partnership, as borrower, and certain subsidiaries (GMR Asheville LLC, GMR Watertown LLC, GMR Sandusky LLC, GMR East Orange LLC, GMR Omaha LLC, and GMR Reading LLC) (such subsidiaries, the “Subsidiary Guarantors”) of the Operating Partnership entered into a senior revolving credit facility (the “Credit Facility”) with BMO Harris Bank N.A., as Administrative Agent, which initially provided up to $75 million in revolving credit commitments for the Operating Partnership. The initial Credit Facility included an accordion feature that provided the Operating Partnership with additional capacity, subject to the satisfaction of customary terms and conditions of up to $125 million, for a total initial facility size of up to $200 million. On March 3, 2017, the Company, the Operating Partnership, as borrower, and the Subsidiary Guarantors of the Operating Partnership entered into an amendment to the Credit Facility with BMO Harris Bank N.A., as Administrative Agent, which increased the commitment amount to $200 million plus an accordion feature that allows for up to an additional $50 million of principal amount subject to certain conditions, for a total facility size of $250 million. The Subsidiary Guarantors and the Company are guarantors of the obligations under the amended Credit Facility. The amount available to borrow from time to time under the amended Credit Facility is limited according to a quarterly borrowing base valuation of certain properties owned by the Subsidiary Guarantors. The initial termination date of the Credit Facility is December 2, 2019 which could be extended for one year in the case that no event of default occurs.

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

During the three months ended March 31, 2017, the Company borrowed $101.2 million against the Credit Facility and made no repayments. As of March 31, 2017 and December 31, 2016, the outstanding the Credit Facility balance was $128.9 million and $27.7 million respectively. For the three months ended March 31, 2017, interest incurred on the Credit Facility was $453,925. No interest expense was incurred for the three months ended March 31, 2016.

Note 5 – Stockholders’ Equity

Preferred Stock

The Company’s charter authorizes the issuance of 10,000,000 shares of preferred stock, par value $0.001 per share. As of March 31, 2017 and December 31, 2016, no shares of preferred stock were issued and outstanding.

Common Stock

The Company has 500,000,000 of authorized shares of common stock, $0.001 par value. As of March 31, 2017 and December 31, 2016, there were 17,605,675 outstanding shares of common stock.

On January 10, 2017 the Company paid the fourth quarter 2016 dividend that was announced on December 14, 2016 in the amount of $3,604,437.

On March 20, 2017, the Company announced the declaration of a cash dividend of $0.20 per share of common stock to stockholders of record as of March 27, 2017 and to the holders of the LTIP units that were granted on July 1, 2016 and December 21, 2016. This dividend, in the amount of $3,603,485 is to be paid on or about April 10, 2017, and was accrued as of March 31, 2017. Pursuant to a previously declared dividend approved by the board of directors of the Company (“Board”) and in compliance with applicable provisions of the Maryland General Corporation Law, the Company paid a monthly dividend of $0.0852 per share during the three months ended March 31, 2016 for a total of $164,152.

Additionally, in accordance with the terms of the Company’s 2017 Annual Equity Bonus and Long-Term Equity Award Plan as disclosed in Note 7 – “Stock-Based Compensation,” as of March 31, 2017 the Company accrued a dividend of $0.20 per LTIP unit on the 241,662 aggregate annual and long-term LTIP targeted grants that are subject to retroactive receipt of dividends on the amount of LTIPs ultimately earned. The amount of the accrual was $48,332.

On March 2, 2016, ZH USA, LLC converted $15,000,000 of principal under the Convertible Debenture into 1,176,656 shares of the Company’s unregistered common stock. The shares of unregistered common stock issuable to ZH USA, LLC under the Convertible Debenture are subject to customary anti-dilution rights in the event of stock splits, stock dividends and similar corporate events.

Note 6 – Related Party Transactions

Initial Management Agreement

On November 10, 2014, the Company entered into a management agreement, with an effective date of April 1, 2014, with Inter-American Management LLC (the “Advisor”), a Delaware limited liability company and an affiliate of the Company. ZH International Holdings Limited (formerly known as Heng Fai Enterprises, Ltd.), a Hong Kong limited company that is engaged in real estate development, investments, management and sales, hospitality management and investments and REIT management, is the 85% owner of the Advisor. ZH International Holdings Limited owns ZH USA, LLC, a related party and the Company’s former (pre initial public offering) majority stockholder. Under the terms of this initial management agreement, the Advisor is responsible for designing and implementing the Company’s business strategy and administering its business activities and day-to-day operations. For performing these services, the Company was obligated under the initial management agreement to pay the Advisor a base management fee equal to the greater of (a) 2.0% per annum of the Company’s net asset value (the value of the Company’s assets less the value of the Company’s liabilities), or (b) $30,000 per calendar month. Additionally, in accordance with the terms of the initial management agreement, during the quarter ended March 31, 2016, the Company expensed $754,000 in acquisition fees that were paid to the Advisor for acquisitions that were completed during the quarter.

Amended Management Agreement

Upon completion of the Company’s initial public offering on July 1, 2016, the Company and the Advisor entered into an amended and restated management agreement. Certain material terms of the amended and restated management agreement are summarized below:

Term and Termination

The initial term of the amended and restated management agreement will expire on the third anniversary of the closing date of the initial public offering and will automatically renew for an unlimited number of successive one-year periods thereafter, unless the agreement is not renewed or is terminated in accordance with its terms. If the Board decides to terminate or not renew the amended and restated management agreement, the Company will generally be required to pay the Advisor a termination fee equal to three times the sum of the average annual base management fee and the average annual incentive compensation with respect to the previous eight fiscal quarters ending on the last day of the fiscal quarter prior to termination. Subsequent to the initial term, the Company may terminate the management agreement only under certain circumstances.

Base Management Fee

The Company pays its Advisor a base management fee in an amount equal to: 1.5% of its stockholders’ equity per annum, calculated quarterly for the most recently completed fiscal quarter and payable in quarterly installments in arrears.

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

Incentive Compensation Fee

The Company pays its Advisor an incentive fee with respect to each calendar quarter (or part thereof that the management agreement is in effect) in arrears. The incentive fee is an amount, not less than zero, equal to the difference between (1) the product of (x) 20% and (y) the difference between (i) the Company’s AFFO (as defined below) for the previous 12-month period, and (ii) the product of (A) the weighted average of the issue price of equity securities issued in the initial public offering and in future offerings and transactions, multiplied by the weighted average number of all shares of common stock outstanding on a fully-diluted basis (including any restricted stock units, any restricted shares of common stock, OP units, LTIP units, and shares of common stock underlying awards granted under the 2016 Equity Incentive Plan (the “2016 Plan”) or any future plan in the previous 12-month period, and (B) 8%, and (2) the sum of any incentive fee paid to the Advisor with respect to the first three calendar quarters of such previous 12-month period; provided, however, that no incentive fee is payable with respect to any calendar quarter unless AFFO is greater than zero for the four most recently completed calendar quarters, or the number of completed calendar quarters since the closing date of the offering, whichever is less. For purposes of calculating the incentive fee during the first 12 months after completion of the offering, AFFO will be determined by annualizing the applicable period following completion of the offering.

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

Management Fee Expense Incurred and Accrued Management Fees

For the three months ended March 31, 2017 and 2016, management fees of $627,147 and $90,000, respectively were incurred and expensed by the Company and during the quarter ended March 31, 2017 the Company paid management fees to the Advisor in the amount of $620,709. No management fees were paid during the quarter ended March 31, 2016. As of March 31, 2017 and March 31, 2016, accrued management fees of $627,147 and $720,000, respectively, were due to the Advisor.

Allocated General and Administrative Expenses

In the future, the Company may receive an allocation of general and administrative expenses from the Advisor that are either clearly applicable to or were reasonably allocated to the operations of the properties. There were no allocated general and administrative expenses from the Advisor for the three months ended March 31, 2017 or March 31, 2016.

Note Payable to Majority Stockholder

The Company has received funds from its majority stockholder ZH USA, LLC in the form of a non-interest bearing due on demand note payable, which is classified as “Note payable to majority stockholder” on the accompanying Consolidated Balance Sheets. The Company did not receive any additional funds or make any payments on this note during the three months ended March 31, 2017. The balance of this note was $421,000 as of March 31, 2017 and December 31, 2016, respectively.

Note Payable to Related Party

The Company received total funds in the amount of $450,000 in the form of an interest bearing note payable from a related party. The note bears interest at 4% per annum and was due on demand. The note was paid in full as of December 31, 2016. Interest expense incurred on this note for the three months ended March 31, 2017 and March 31, 2016 was zero and $1,634. Under the arrangement with the related party the Company has the ability to receive additional loans in the future.

Due to Related Parties, Net

A rollforward of the due (to) from related parties balance, net as of March 31, 2017 is as follows:

	Due to Advisor – Mgmt. Fees	Due to Advisor – Other Funds	Due (to) from Other Related Party	Total Due (To) From Related Parties, Net
Balance as of January 1, 2017	$(620,709)	(586)	40,384	(580,911)
Management fee expense incurred (a)	(627,147)	-	-	(627,147)
Management fees paid to Advisor (a)	620,709	-	-	620,709
Loan repaid to Advisor (b)	-	586	-	586
Loan received from other related party (b)	-	-	(136)	(136)
Balance as of March 31, 2017	$(627,147)	-	40,248	(586,899)

(a)	Net amount accrued of $6,438 consists of $627,147 in management fee expense incurred, net of $620,709 of accrued management fees that were repaid to the Advisor. This represents a cash flow operating activity.
(b)	Net amount repaid of $450 consists of a loan repaid to the Advisor in the amount of $586, partially offset by a loan received from a related party in the amount of $136. This represents a cash flow financing activity.

Note 7 – Stock-Based Compensation

On February 28, 2017, the Board approved the recommendations of the Compensation Committee of the Board with respect to the granting of 2017 annual performance-based equity incentive awards in the form of long-term incentive plan, or LTIP units (the “Annual Awards”) and long-term performance-based LTIP awards (the “Long-Term Awards”) to the executive officers of the Company and other employees of the Company’s external manager who perform services for the Company (the “2017 Program”).

The 2017 Program is a part of the Company’s 2016 Plan and therefore the Annual Awards and Long-Term Awards were granted pursuant to the 2016 Plan. The purpose of the 2016 Plan is to attract and retain qualified persons upon whom, in large measure, our sustained progress, growth and profitability depend, to motivate the participants to achieve long-term company goals and to more closely align the participants’ interests with those of the Company’s other stockholders by providing them with a proprietary interest in the Company’s growth and performance. The Company’s executive officers, employees, employees of our advisor and its affiliates, consultants and non-employee directors are eligible to participate in the 2016 Plan.

The Company granted LTIP units under the 2017 Program and experienced forfeitures during the three months ended March 31, 2017 as follows:

Annual Awards	97,243
Long-Term Awards	147,081
Total LTIP units granted during the three months ended March 31, 2017	244,324
2017 Program LTIP units forfeited during the three months ended March 31, 2017	(2,662)
Total LTIP units granted in the three months ended March 31, 2017	241,662

The Company granted LTIP units under the 2016 Plan during the year ended December 31, 2016 and experienced forfeitures during the three months ended March 31, 2017 as follows:

LTIP units granted on July 1, 2016	358,250
LTIP units granted on December 21, 2016	56,254
Total LTIP units granted for the year ended December 31, 2016	414,504
2016 Plan LTIP units forfeited during the three months ended March 31, 2017	(2,760)
Total 2016 Plan LTIP units issued and outstanding as of March 31, 2017	411,744

Under the 2016 Plan a total of 1,232,397 shares of common stock are available to be granted or issued in respect of other equity-based awards such as LTIP units. Shares subject to awards under the 2017 Program and the 2016 Plan that are forfeited, cancelled, lapsed, settled in cash or otherwise expired (excluding shares withheld to satisfy exercise prices or tax withholding obligations) will again be available for grant. The 2017 Program is administered by the Company’s compensation committee, which will interpret the 2017 Program and the Committee has broad discretion to select the eligible individuals to whom awards will be granted, as well as the type, size and terms and conditions of each award, including the fair market value of LTIP units, the exercise price of options, the number of shares subject to awards and the expiration date of, and the vesting schedule or other restrictions (including, without limitation, restrictive covenants) applicable to, awards.

2017 Program

Of the 244,324 LTIP units that were granted under the 2017 Program (prior to forfeitures) during the three months ended March 31, 2017, an aggregate of 97,243 target LTIP units were awarded under the Annual Awards and an aggregate of 147,081 target LTIP units were awarded under the Long-Term Awards. All the 244,324 LTIP units were granted to non-employees. The number of target LTIP units comprising each Annual Award was based on the closing price of the Company’s common stock reported on the New York Stock Exchange (“NYSE”) on the date of grant (February 28, 2017) and the number of target LTIP Units comprising each Long-Term Award was based on the fair value of the Long-Term Awards as determined by an independent valuation consultant, in each case rounded to the next whole LTIP unit in order to eliminate fractional units. There was an aggregate of 2,662 forfeited units that will not be eligible to vest.

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

The Company expenses the fair value of all unit awards in accordance with the fair value recognition requirements of ASC Topic 718, Compensation-Stock Compensation, for “employees,” and ASC Topic 505, Equity, for “non-employees.”

As the Annual Awards were granted to non-employees, in accordance with the provisions of ASC Topic 505, the Annual Awards utilize the grant date fair value for expense recognition; however, the accounting after the measurement date requires a fair value re-measurement each reporting period until the awards vest. Since these are performance based awards with no market condition, the closing price on the valuation date and revaluation date will be used for expense recognition purposes.

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

As the Long-Term Awards were granted to non-employees and involved market-based performance conditions, in accordance with the provisions of ASC Topic 505, the Long-Term Awards utilize a Monte Carlo simulation to provide a grant date fair value for expense recognition; however, the accounting after the measurement date requires a fair value re-measurement each reporting period until the awards vest. The fair value re-measurement will be performed by calculating a Monte Carlo produced fair value at the conclusion of each reporting period until vesting.

The Monte Carlo simulation is a generally accepted statistical technique used, in this instance, to simulate a range of possible future stock prices for the Company and the members of the SNL Healthcare REIT Index (the “Index”) over the Performance Period (February 28, 2017 to February 27, 2020). The purpose of this modeling is to use a probabilistic approach for estimating the fair value of the performance share award for purposes of accounting under ASC Topic 718. ASC Topic 505 does not provide guidance on how to derive a fair value, so the valuation defaults to that described in ASC Topic 718.

The assumptions used in the Monte Carlo simulation include beginning average stock price, valuation date stock price, expected volatilities, correlation coefficients, risk-free rate of interest, and expected dividend yield. The beginning average stock price is the beginning average stock price for the Company and each member of the Index for the 5 trading days leading up to February 28, 2017. The valuation date stock price is the closing stock price of the Company and each of the peer companies in the Index on February 28, 2017 for the grant date fair value, and the closing stock price on March 31, 2017 for revaluation. The expected volatilities are modeled using the historical volatilities for the Company and the members of the Index. The correlation coefficients are calculated using the same data as the historical volatilities. The risk-free rate of interest is taken from the U.S. Treasury website, and relates to the expected life of the remaining performance period on valuation or revaluation. Lastly, the dividend yield assumption is 0.0%, which is mathematically equivalent to reinvesting dividends in the issuing entity, which is part of the Company’s award agreement assumptions.

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

Distributions. Pursuant to both the LTIP Annual Award Agreements and LTIP Long-Term Award Agreements, distributions equal to the dividends declared and paid by the Company will accrue during the applicable performance period on the maximum number of LTIP Units that the grantee could earn and will be paid with respect to all of the earned LTIP Units at the conclusion of the applicable performance period, in cash or by the issuance of additional LTIP Units at the discretion of the Compensation Committee

2016 Plan

Of the aggregate 414,504 LTIP units that were granted under the 2016 Plan prior to December 31, 2016 (prior to forfeitures), 60,400 units vested immediately on July 1, 2016 upon completion of the Company’s initial public offering (the “IPO Units”), 68,900 LTIP units vested on December 1, 2016, and an additional 8,000 LTIP units vested immediately during December 2016 (a total of 137,300 vested units as of March 31, 2017). Additionally, there was an aggregate of 2,760 forfeited units that were not vested. The remaining unvested 274,444 LTIP units (the “Service LTIPs”), net of forfeitures, consists of 260,694 units granted to employees of the Advisor and its affiliates deemed to be non-employees in accordance with ASC Topic 505 and vest over periods of 36 months, 41 months, and 53 months, from the grant date, dependent on the population granted to, as well as 13,750 units granted to the Company’s independent directors (that were treated as employees in accordance with ASC Topic 718), and vest over a period of 12 months from the grant date.

Detail of Compensation Expense Recognized For The Three Months Ended March 31, 2017

The Company incurred compensation expense of $419,610 for the three months ended March 31, 2017 related to the grants awarded under the 2017 Program and the 2016 Plan. Compensation expense is classified as “General and Administrative” expense in the Company’s accompanying Consolidated Statements of Operations. A detail of compensation expense recognized during the three months ended March 31, 2017, by plan, is as follows:

2016 Plan:
Service LTIPs – non-employee	$286,664
Service LTIPs – employee	33,118
2017 Program:
Annual awards – non-employee	64,469
Long-term awards – non-employee	35,359
Total compensation expense	$419,610

Note 8 – Rental Revenue

The aggregate annual minimum cash to be received by the Company on the noncancelable operating leases related to its portfolio of facilities in effect as of March 31, 2017, are as follows for the subsequent years ended December 31; as listed below.

2017	$17,629,066
2018	23,842,680
2019	24,292,689
2020	24,732,689
2021	22,669,753
Thereafter	164,999,000
Total	$278,165,877

For the three months ended March 31, 2017, the HealthSouth facilities constituted approximately 30% of the Company’s rental revenue, the Omaha and Plano facilities each constituted approximately 9% of the Company’s rental revenue, and the Tennessee facilities constituted approximately 8% of rental revenue. All other facilities in the Company’s portfolio constituted the remaining 44% of the total rental revenue with no individual facility representing greater than approximately 6% of total rental revenue.

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

Note 9 – Omaha and Clermont Land Leases

The Omaha facility land lease initially was to expire in 2023 with options to renew up to 60 years. However, the Company exercised two five-year lease renewal options and therefore the land lease currently expires in 2033, subject to future renewal options by the Company. Under the terms of the Omaha land lease, annual rents increase 12.5% every fifth anniversary of the lease. The initial Omaha land lease increase will occur in April 2017. During both of the three months ended March 31, 2017 and March 31, 2016, the Company expensed $18,154 related to the Omaha land lease.

On March 1, 2017, the Company acquired an interest, as ground lessee, in the ground lease that covers and affects certain real property located in Clermont, Florida, along with the seller’s right, title and interest arising under the ground lease in and to the medical building located upon the land. The ground lease expense is a pass-through to the tenant so no expense related to this ground lease is recorded on the Company’s Statements of Operations. The Clermont ground Lease commenced in 2012 and has an initial term of seventy-five years.

The aggregate minimum cash payments to be made by the Company on the Omaha land lease and the Clermont land lease in effect as of March 31, 2017, are as follows for the subsequent years ended December 31; as listed below.

2017	$55,877
2018	78,245
2019	81,987
2020	81,987
2021	81,987
Thereafter	1,883,702
Total	$2,263,785

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

Note 11 – Subsequent Events

Summary of Property Acquired Subsequent to the Three Months Ended March 31, 2017

Sandusky Facility (One Property)

On April 21, 2017 the Company completed the acquisition of one remaining medical property (out of a total portfolio of seven medical properties) for which the Company assumed the original buyer’s interest in an asset purchase agreement effective September 29, 2016, for an allocated purchase price of approximately $1.1 million. The Company funded this acquisition using borrowings from its revolving credit facility. For details related to the completed acquisitions of the six of the seven medical properties on October 7, 2016 and March 10, 2017, respectively, for an aggregate purchase price of $8.9 million, refer to Note 3 – “Property Portfolio.”

Registration Statement

On April 18, 2017, the Company filed a universal shelf registration statement on Form S-3 with the SEC allowing the Company to offer up $500 million in securities, from time to time, including common stock, preferred shares, and debt securities.

Dividend Paid

On April 10, 2017, the Company paid the first quarter 2017 dividend that was declared on March 20, 2017, in the amount of $0.20 per share of common stock to stockholders of record as of March 27, 2017. At the same time, the Operating Partnership paid a cash distribution to holders of LTIP units in the amount of $0.20 per unit. The aggregate amount of the dividend and LTIP unit distribution paid was $3,603,485.

Appointment of new General Counsel and Secretary; Grant of Equity Awards

Effective May 8, 2017, pursuant to action by the Board, Jamie A. Barber was appointed to serve as the Secretary and General Counsel of the Company, to hold such offices until the earlier election and qualification of his successor or until his earlier resignation or removal. In connection with such appointment on May 8, 2017, the Company granted to Mr. Barber the following incentive equity awards under the 2016 Plan:

i.	Signing Award. A grant of 5,230 LTIP Units. These LTIP Units will be subject to forfeiture restrictions that will lapse in substantially equal one-third increments on each of the first, second and third anniversaries of the date of grant, subject to Mr. Barber’s continued service as the General Counsel and Secretary of the Company. The Company and Mr. Barber entered into an LTIP Unit Vesting Agreement substantially in the form the Company filed with the SEC in a Current Report on Form 8-K on December 22, 2016.

ii.	2017 Annual Performance-Based Award. An annual performance-based equity award under the 2017 Program and the 2016 Plan pursuant to which Mr. Barber will be entitled to receive a number of LTIP Units at the end of the 2017 fiscal year based on a target amount of 5,230 LTIP Units. The actual number of LTIP Units that may be earned by, and issued to, Mr. Barber under the award at the end of the 2017 fiscal year may be more or less than such target amount based on the extent to which the performance goals relating to such award are achieved and subject to the other terms and conditions relating to such award set forth in the Annual Performance-Based LTIP Award Agreement entered into by the Company and Mr. Barber effective May 8, 2017, substantially in the form the Company filed with the SEC in a Current Report on Form 8-K on March 6, 2017 in connection with similar annual performance-based equity awards made on February 28, 2017.

iii.	Long-Term Performance-Based Award. A long-term performance-based equity award under the 2017 Program and the 2016 Plan pursuant to which Mr. Barber will be entitled to receive a number of LTIP Units at the end of a three-year performance period concluding on the third anniversary of the date of grant based on a target amount of $80,000. The actual number of LTIP Units that may be earned by, and issued to, Mr. Barber under the award at the end of the three-year performance period may be more or less than such target amount based on the extent to which the performance goals relating to such award are achieved and subject to the other terms and conditions relating to such award. The performance goals and other terms and conditions of the award are set forth in the Long-Term Performance-Based LTIP Award Agreement entered into by the Company and Mr. Barber effective May 8, 2017, substantially in the form the Company filed with the SEC in a Current Report on Form 8-K on March 6, 2017 in connection with similar long-term performance-based equity awards made on February 28, 2017.

Reimbursement Agreement

Effective May 8, 2017, the Company and the Company’s external advisor (the “Manager”) entered into an agreement pursuant to which, for a period of one year commencing on May 8, 2017, the Company has agreed to reimburse the Manager for $125,000 of the annual salary of Mr. Barber for his service as the General Counsel and Secretary of the Company, such reimbursement to be paid in arrears in 12 equal monthly installments beginning after the end of the month of May 2017 so long as Mr. Barber continues to be primarily dedicated to the Company in his capacity as its General Counsel and Secretary. A copy of this agreement is filed as an exhibit to this Report, and the foregoing summary description is qualified in its entirety by the terms and conditions of such agreement.

Removal of Former General Counsel and Secretary; Vesting of Certain Equity Awards and Forfeiture of Certain Equity Awards

On May 5, 2017, the Company’s former General Counsel and Secretary. Mr. Conn Flanigan, was removed from those positions and as a result has no further affiliation with the Company. In connection with such removal, and contingent upon Mr. Flanigan signing all applicable release forms and related documents, 15,258 LTIP Units that had previously been granted to Mr. Flanigan that were unvested as of the date of his removal became vested and all forfeiture restrictions with respect such LTIP Units lapsed. In addition, 2,038 of the target annual performance-based LTIP Units awarded to Mr. Flanigan on February 28, 2017, representing a pro rata portion of the total number of target annual performance-based LTIP Units awarded to Mr. Flanigan on February 28, 2017, based on the percentage of the one-year performance period that had elapsed as of the date of his removal, became vested but have not yet been earned or issued since they remain subject to the performance goals set forth in the Annual Performance-Based LTIP Award Agreement entered into by the Company and Mr. Flanigan effective February 28, 2017 as part of the 2017 Program, the form of which was filed with the SEC in a Current Report on Form 8-K on March 6, 2017. The remaining 3,914 of the target annual performance-based LTIP Units awarded to Mr. Flanigan on February 28, 2017 were forfeited. In addition, 635 of the target long-term performance-based LTIP Units awarded to Mr. Flanigan on February 28, 2017, representing a pro rata portion of the total number of target long-term performance-based LTIP Units awarded to Mr. Flanigan on February 28, 2017, based on the percentage of the three-year performance period that had elapsed as of the date of his removal, became vested but have not yet been earned or issued since they remain subject to the performance goals set forth in the Long-Term Performance-Based LTIP Award Agreement entered into by the Company and Mr. Flanigan effective February 28, 2017, the form of which was filed with the SEC in a Current Report on Form 8-K on March 6, 2017. The remaining 9,755 of the target long-term performance-based LTIP Units awarded to Mr. Flanigan on February 28, 2017 were forfeited.

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

On July 1, 2016, the Company closed its initial public offering and issued 15,000,000 shares of its common stock at a price of $10.00 per share resulting in net proceeds of $138,969,275.

Recent Developments

We Completed Eight Acquisitions During the Current Quarter

During the three months ended March 31, 2017, we completed eight acquisitions. A summary description of the facilities acquired is contained in Note 3 – “Property Portfolio,” to the notes to consolidated financial statements.

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

Management fees – related party

In accordance with the terms of the Company’s initial management agreement between us and the Advisor, we owed the Advisor a base management fee equal to the greater of (a) 2.0% per annum of our net asset value (the value of our assets less the value of our liabilities), or (b) $30,000 per calendar month. Historically this fee has resulted in a monthly charge to us of $30,000. Upon completion of the Company’s initial public offering on July 1, 2016, the Company’s amended and restated management agreement, which was approved by the Board on June 13, 2016, became effective. Refer to Note 6 – “Related Party Transactions” for details regarding the amended and restated management agreement, the management fee expense incurred for the three months ended March 31, 2017 and March 31, 2016, and accrued management fees owed to the Advisor as of those dates.

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

Qualification as a REIT

Our business strategy is conducive to a more favorable tax structure whereby we may qualify and elect to be treated as a REIT for U.S. federal income tax purposes. We plan to elect to be taxed as REIT under U.S. federal income tax laws commencing with our taxable year ending December 31, 2016. We believe that, commencing with 2016, we have organized and have operated in such a manner as to qualify for taxation as a REIT under all of the U.S. federal income tax laws, and we intend to continue to operate in such a manner. However, we cannot provide assurances that we will operate in a manner so as to qualify or remain qualified as a REIT.

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

Management Agreement

On November 10, 2014, we entered into a Management Agreement, with an effective date of April 1, 2014, with Inter-American Management, LLC, our affiliate. This Management Agreement was amended and restated on July 1, 2016. See Note 6 – “Related Party Transactions” for additional information on these agreements.

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

The Company consistently assesses the need for an allowance for doubtful accounts, including an allowance for operating lease straight-line rent receivables, for estimated losses resulting from tenant defaults, or the inability of tenants to make contractual rent and tenant recovery payments. The Company also monitors the liquidity and creditworthiness of its tenants and operators on a continuous basis. This evaluation considers industry and economic conditions, property performance, credit enhancements and other factors. For operating lease straight-line rent amounts, the Company's assessment is based on amounts estimated to be recoverable over the term of the lease. As of March 31, 2017 and December 31, 2016 no allowance was recorded as it was not deemed necessary.

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

Stock-Based Compensation

The Company expenses the fair value of unit awards in accordance with the fair value recognition requirements of ASC Topic 718, Compensation-Stock Compensation, and ASC Topic 505, Equity. Under ASC Topic 718, the Company’s independent directors are deemed to be employees and therefore compensation expense for these units is recognized based on the price of $10.00 per unit, the closing share price for the Company’s common stock at the closing date of the initial public offering on July 1, 2016, ratably over the 12-month service period, using the straight line method. Under ASC Topic 505, the employees of the Advisor and its affiliates are deemed to be non-employees of the Company and therefore compensation expense for these units is recognized using the share price of the Company’s common stock at the end of the reporting period, ratably over the 41-month or 53-month service period, respectively, depending on the grant terms, using the straight line method. Annual performance awards will vest in equal portions at the end of the one-year performance period and one year from that date. Long-term performance awards vest in equal portions on the completion of the three-year performance period, and on the one-year anniversary of that date. Annual and long-term award targets were granted on February 28, 2017.

Consolidated Results of Operations

The major factor that resulted in variances in our results of operations for each revenue and expense category for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 is the fact that as of March 31, 2017 our portfolio consisted of facilities from a total of 22 acquisitions, whereas as of March 31, 2016 only seven of the 22 acquisitions had occurred.

As of March 31, 2017, the Company had the following properties in its portfolio from 22 acquisitions:

•	Oklahoma City Facility (acquired March 31, 2017)
•	Great Bend Facility (acquired March 31, 2017)
•	Sandusky Facility (one building – acquired March 10, 2017)
•	Clermont Facility (acquired March 1, 2017)
•	Prescott Facility (acquired February 9, 2017)
•	Las Cruces Facility (acquired February 1, 2017)
•	Cape Coral facility (acquired January 10, 2017)
•	Lewisburg Facility (acquired January 12, 2017)
•	HealthSouth facilities (acquired December 20, 2016)
•	Ellijay facilities (acquired December 16, 2016)
•	Carson City facilities (acquired October 31, 2016)
•	Sandusky facilities (five buildings - acquired October 7, 2016)
•	Watertown (acquired September 30, 2016)
•	East Orange (acquired September 29, 2016)
•	Reading (acquired July 20, 2016)
•	Melbourne (acquired March 31, 2016)
•	Westland (acquired March 31, 2016)
•	Plano (acquired January 28, 2016)
•	Tennessee facilities (acquired December 31, 2015)
•	West Mifflin (acquired September 25, 2015)
•	Asheville (acquired September 19, 2014)
•	Omaha (acquired June 5, 2014)

As of March 31, 2016 the Company had the following properties in its portfolio from seven acquisitions:

•	Melbourne (acquired March 31, 2016)
•	Westland (acquired March 31, 2016)
•	Plano (acquired January 28, 2016)
•	Tennessee facilities (acquired December 31, 2015)
•	West Mifflin (acquired September 25, 2015)
•	Asheville (acquired September 19, 2014)
•	Omaha (acquired June 5, 2014)

Revenues

Total revenue for the three months ended March 31, 2017 was $4,658,858, compared to $1,314,059 for the same period in 2016, an increase of $3,344,799. The increase is the result of rental revenue derived from the base rental receipts from the facilities acquired subsequent to the end of the first quarter of 2016 as well as from the recognition of a full quarter of rental revenue earned during the current quarter related to the Melbourne and Westland facilities that we acquired on March 31, 2016, and the Plano Facility that we acquired on January 28, 2016.

Acquisition Fees

Acquisition fees to unrelated parties for the three months ended March 31, 2017 were $942,473, compared to zero for the same period in 2016. These acquisition fees were primarily incurred on our acquisitions during the current quarter that were accounted for as business combinations. As discussed in the “acquisition fees – related party” discussion below, prior to the amended and restated management agreement between us and our Advisor, which became effective on July 1, 2016, acquisition fees were incurred and payable to our Advisor.

Acquisition Fees – related party

Related party acquisition fees for the three months ended March 31, 2017 were zero, compared with $754,000 for the same period in 2016. Acquisition fees for the three months ended March 31, 2016 consisted of $350,000, $309,000 and $95,000 that were expensed in connection with the acquisitions of the Plano Facility, the Melbourne Facility, and the Westland Facility, respectively. The acquisition fee was computed as 2% of the purchase price of the facility.

General and Administrative

General and administrative expenses for the three months ended March 31, 2017 were $2,840,807, compared with $888,529 for the same period in 2016, an increase of $1,952,278. The increase reflects a general increase in this expense category (insurance, legal, business development) as a result of the facilities acquired subsequent to the end of the first quarter of 2016. Additionally, during the current quarter a full quarter of general and administrative expense was incurred related to the Melbourne and Westland facilities that we acquired on March 31, 2016, and the Plano Facility that we acquired on January 28, 2016. The current quarter also includes non-cash compensation expense incurred related to the LTIP units that were granted in accordance with the Company’s long-term incentive plan.

Management Fees – related party

Management fees for the three months ended March 31, 2017 were $627,147, compared with $90,000 for the same period in 2016, an increase of $537,147. The current quarter management fee was calculated based upon the terms of the amended and restated management agreement, which called for a base management fee equal to 1.5% of our stockholders’ equity. The management fee for the same quarter in 2016 was based on a monthly fee of $30,000.

Depreciation Expense

For the three months ended March 31, 2017 depreciation expense was $1,346,053, compared with $398,830 for the same period in 2016, an increase of $947,223. The increase is primarily a result of depreciation expense incurred related to the facilities acquired subsequent to the end of the first quarter of 2016 as well as from a full quarter of depreciation incurred on the Melbourne and Westland facilities that we acquired on March 31, 2016, and the Plano Facility that we acquired on January 28, 2016.

Amortization Expense

Amortization expense incurred for the three months ended March 31, 2017 was $343,600 compared to zero for the same period in 2016. Amortization expense was incurred on the in-place lease and leasing cost intangible assets recognized from our acquisitions that were accounted for as business combinations.

Interest Expense

For the three months ended March 31, 2017 interest expense was $1,100,080, compared with $1,129,263 for the same period in 2016, a decrease of $29,183. The decrease results primarily from the fact that we repaid in full related party convertible debt as well as the loans on the Omaha and Asheville facilities as of December 31, 2016 (all of this debt was outstanding for the entire first quarter of 2016) and therefore no interest expense was incurred on this debt during the current quarter. The decrease was partially offset by an increase resulting from a full current quarter of interest expense incurred on the Cantor Loan that was procured on the last day of the first quarter of 2016 and the amortization of debt issuance costs (recorded as interest expense) incurred on the Cantor Loan and the revolving credit facility for the full current quarter.

Assets and Liabilities

As of March 31, 2017, our principal assets consisted of investments in real estate, net, cash and acquired lease intangible assets, net. As of March 31, 2017 and December 31, 2016, our liquid assets consisted primarily of cash of $8.4 million and $19.7 million, respectively.

The increase in our investments in real estate, net, to 294.1 million as of March 31, 2017, compared to $196.4 million as of December 31, 2016, was primarily the result of the eight acquisitions that were completed during the three months ended March 31, 2017.

The decrease in our cash to $8.4 million as of March 31, 2017, compared to $19.7 million as of December 31, 2016, was primarily due to $108.1 million of cash used to acquire land, buildings, and other tangible and intangible assets and liabilities for the eight acquisitions during the current quarter, $3.6 million of dividends paid during the current quarter for the fourth quarter of 2016 dividend that was accrued at December 31, 2016, and approximately $0.8 million of cash paid for deferred financing costs during the current quarter related to the revolving credit facility. These decreases in cash were partially offset by borrowings from the revolving credit facility in the amount of $101.2 million.

The increase in our acquired lease intangible assets, net, to $16.0 million as of March 31, 2017, compared to $7.1 million as of December 31, 2016, was due to net intangible assets acquired during the current quarter related to the acquisitions of the OCOM, Clermont, and Lewisburg facilities that were accounted for as business acquisitions.

The increase in our total liabilities to $176.5 million as of March 31, 2017 compared to $72.3 million as of December 31, 2016 was primarily the result of borrowings from the revolving credit facility in the amount of $101.2 million as well as from an increase in the security deposit liability resulting from the facilities acquired during the current quarter.

Liquidity and Capital Resources

General

Our short-term liquidity requirements consist primarily of funds to pay for operating expenses and other expenditures directly associated with our properties, including:

•	property expenses,
•	interest expense and scheduled principal payments on outstanding indebtedness, and
•	general and administrative expenses, and acquisition expenses.

In addition, we will require funds for future distributions expected to be paid to our common stockholders and OP unit holders in our operating partnership following completion of the initial public offering.

We expect to satisfy our short-term liquidity requirements through our existing cash and cash equivalents, cash flow from operating activities, and future equity offerings and borrowings under any other debt instruments we may enter into. On December 2, 2016, the Company, the Operating Partnership, as borrower, and certain subsidiaries (such subsidiaries, the “Subsidiary Guarantors”) of the Operating Partnership entered into an amended senior revolving credit facility (the “Credit Facility”) with BMO Harris Bank N.A., as Administrative Agent, which will initially provide up to $75 million in revolving credit commitments for the Operating Partnership. The Credit Facility includes an accordion feature that provides the Operating Partnership with additional capacity, subject to the satisfaction of customary terms and conditions of up to $125 million, for a total facility size of up to $200 million. On March 3, 2017, the Company, the Operating Partnership, as borrower, and the Subsidiary Guarantors of the Operating Partnership entered into an amendment to the Credit Facility with BMO Harris Bank N.A., as Administrative Agent, which increased the commitment amount to $200 million plus an accordion feature that allows for up to an additional $50 million of principal amount subject to certain conditions. The Subsidiary Guarantors and the Company are guarantors of the obligations under the Credit Facility. The amount available to borrow from time to time under the Credit Facility is limited according to a quarterly borrowing base valuation of certain properties owned by the Subsidiary Guarantors. Additionally, on April 18, 2017, we filed a universal shelf registration statement on Form S-3 with the SEC allowing us to offer up $500 million in securities, from time to time, including common stock, preferred shares, and debt securities.

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

Cash Flow Information

Net cash provided by operating activities for the three months ended March 31, 2017 was $819,436, compared with net cash used by operating activities of $1,115,647 for the same quarter in 2016. This increase in cash flows from operating activities was primarily derived from an increase in security deposits received from the facilities acquired during the current quarter, an increase in operating payables and accruals, and the add back to operating cash flows of noncash depreciation, deferred financing amortization expense, and stock-based compensation expense.

Net cash used in investing activities for the three months ended March 31, 2017 was $109,249,402, compared with $37,573,329, for the same quarter in 2016. This increase was primarily derived from funds used for the eight acquisitions that we completed during the current quarter. Cash flows used in investing activities are heavily dependent upon the investment in properties and real estate assets. We anticipate cash flows used in investing activities to increase as we acquire additional properties in the future.

Net cash provided by financing activities for the three months ended March 31, 2017 was $97,115,434 compared with $30,011,987 for the same quarter in 2016. Cash flows provided by financing activities for the current quarter were derived primarily from proceeds received from the revolving credit facility, partially offset by the payment of dividends and deferred financing costs.

Dividends

On March 20, 2017, the Company announced the declaration of a cash dividend of $0.20 per share of common stock to stockholders of record as of March 27, 2017 and to the holders of the LTIP units that were granted on July 1, 2016 and December 21, 2016. This dividend, in the amount of $3,603,485 was paid on April 10, 2017, and was accrued as of March 31, 2017. The Company paid a monthly dividend of $0.0852 per share during the three months ended March 31, 2016 for a total of $164,152.

The amount of the dividends paid to our stockholders is determined by our Board and is dependent on a number of factors, including funds available for payment of dividends, our financial condition and capital expenditure requirements except that, in accordance with our organizational documents and Maryland law, we may not make dividend distributions that would: (i) cause us to be unable to pay our debts as they become due in the usual course of business; (ii) cause our total assets to be less than the sum of our total liabilities plus senior liquidation preferences; or (iii) jeopardize our ability to maintain our qualification as a REIT.

Non-GAAP Financial Measures

Funds from operations (“FFO”) and Adjusted funds from operations (“AFFO”) are non-GAAP financial measures within the meaning of the rules of the U.S. Securities and Exchange Commission. The Company considers FFO and AFFO to be important supplemental measures of its operating performance and believes FFO is frequently used by securities analysts, investors, and other interested parties in the evaluation of REITs, many of which present FFO when reporting their results. In accordance with the National Association of Real Estate Investment Trusts’ (“NAREIT”) definition, FFO means net income or loss computed in accordance with generally accepted accounting principles (“GAAP”) before non-controlling interests of holders of operating partnership units, excluding gains (or losses) from sales of property and extraordinary items, plus real estate related depreciation and amortization (excluding amortization of deferred financing costs), and after adjustments for unconsolidated partnerships and joint ventures. The Company did not incur any gains or losses from the sales of property or record any adjustments for unconsolidated partnerships and joint ventures during the quarters ended March 31, 2017 and March 31, 2016. Because FFO excludes real estate related depreciation and amortization (other than amortization of deferred financing costs), the Company believes that FFO provides a performance measure that, when compared period-over-period, reflects the impact to operations from trends in occupancy rates, rental rates, operating costs, development activities and interest costs, providing perspective not immediately apparent from the closest GAAP measurement, net income or loss.

Management calculates AFFO, which is also a non-GAAP financial measure, by modifying the NAREIT computation of FFO by adjusting it for certain cash and non-cash items and certain recurring and non-recurring items. For the Company these items include acquisition and disposition costs, loss on the extinguishment of debt, straight line deferred rental revenue, stock-based compensation expense, amortization of deferred financing costs, recurring capital expenditures, recurring lease commissions, recurring tenant improvements and other items. Management believes that reporting AFFO in addition to FFO is a useful supplemental measure for the investment community to use when evaluating the operating performance of the Company on a comparative basis. The Company’s FFO and AFFO computations may not be comparable to FFO and AFFO reported by other REITs that do not compute FFO in accordance with the NAREIT definition, that interpret the NAREIT definition differently than the Company does or that compute FFO and AFFO in a different manner.

A reconciliation of FFO for the three months ended March 31, 2017 and 2016 is as follows:

	Three Months Ended March 31,
	2017	2016
	(unaudited)

Net loss	$(2,541,302)	$(1,946,563)
Depreciation and amortization expense	1,689,653	398,830
Amortization of above (below) market leases	(8,200)	-
FFO	$(859,849)	$(1,547,733)

FFO per Share	$(0.05)	$(2.48)

Weighted Average Shares Outstanding	17,605,675	624,978

A reconciliation of AFFO for the three months ended March 31, 2017 and 2016 is as follows:

	Three Months Ended March 31,
	2017	2016
	(unaudited)

FFO	$(859,849)	$(1,547,733)
Acquisition costs	942,473	754,000
Straight line deferred rental revenue	(382,611)	(49,773)
Stock-based compensation expense	419,610	-
Amortization of deferred financing costs	158,672	90,241
AFFO	$278,295	$(753,265)

AFFO per Share	$0.02	$(1.21)

Weighted Average Shares Outstanding	17,605,675	624,978

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to ensure that the information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to management, including the principal executive officer (our Chief Executive Officer) and principal financial officer (our Chief Financial Officer) as appropriate, to allow timely decisions regarding required disclosures. Our Chief Executive Officer (our “CEO”) and Chief Financial Officer (our “CFO”) evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2017. As described below, based on that evaluation, our CEO and CFO concluded that a material weakness that was identified as of December 31, 2016 in our internal control over financial reporting, which is an integral component of our disclosure controls and procedures, has not been successfully remediated as of March 31, 2017. As a result, our CEO and CFO concluded that, as of the end of the period covered by this Report, the Company’s disclosure controls and procedures were not effective.

Even with effective disclosure controls and procedures and internal controls over financial reporting, there is no assurance that errors or fraud will not occur in connection with a company’s disclosure or in its financial reporting. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected.

Material Weakness

Under the supervision of management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission published in 1992 and subsequent guidance prepared by SEC specifically for smaller reporting companies. Based on that evaluation, our management concluded that our internal controls over financial reporting were not effective as of December 31, 2016.  That conclusion has not changed as of March 31, 2017. Our CEO and CFO concluded that we have a material weakness due to lack of segregation of duties in multiple areas within the Company. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected in a timely basis.

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

Remediation

In order to remediate the material weakness in our company’s internal controls over financial reporting our management has identified, management has undertaken to add additional personnel and reassign roles and responsibilities amongst the current and newly hired personnel as needed in order to enhance the segregation of duties and the control environment. Additionally, we have engaged an independent consulting firm that specializes in compliance with the Sarbanes Oxley Act to undertake a full review and evaluation of our personnel levels, key processes, and procedures and to complete documentation that can be monitored and independently tested.

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

PART II OTHER INFORMATION

Item 1. Legal Proceedings

We are not involved in any pending legal proceeding or litigation and, to the best of our knowledge, no governmental authority is contemplating any proceeding to which we are a party or to which any of our properties is subject, which would reasonably be likely to have a material adverse effect on our financial condition or results of operations. From time to time, we may become involved in litigation relating to claims arising out of our operations in the normal course of business. There can be no assurance that these matters that arise in the future, individually or in the aggregate, will not have a material adverse effect on our financial condition or results of operations in any future period.

Item 1A. Risk Factors

During the three months ended March 31, 2017, there were no material changes to the risk factors that were disclosed in Item 1A. Risk Factors in Amendment No. 2 to our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Effective May 8, 2017, the Company and the Manager entered into an agreement pursuant to which, for a period of one year commencing on May 8, 2017, the Company has agreed to reimburse the Manager for $125,000 of the annual salary of Mr. Barber for his service as the General Counsel and Secretary of the Company, such reimbursement to be paid in arrears in 12 equal monthly installments beginning after the end of the month of May 2017 so long as Mr. Barber continues to be primarily dedicated to the Company in his capacity as its General Counsel and Secretary. A copy of this agreement is filed as an exhibit to this Report, and the foregoing summary description is qualified in its entirety by the terms and conditions of such agreement.

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

10.1

Purchase Agreement dated as of January 30, 2017, among GMR OKLAHOMA CITY, LLC, a Delaware limited liability company, CRUSE-TWO, L.L.C., an Oklahoma limited liability company, and CRUSE-SIX, L.L.C, an Oklahoma limited liability company (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Commission on February 2, 2017).

10.2	Lease Agreement dated September 1, 2014, by and between CRUSE-TWO, L.L.C., an Oklahoma limited liability company, as Landlord, and Oklahoma Center for Orthopedic & Multi-Specialty Surgery, LLC, an Oklahoma limited liability company, as Tenant (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K as filed with the Commission on February 2, 2017).

10.3	Lease Agreement dated August 28, 2006, by and between TC Concord Place I, Inc., a Delaware corporation, as Landlord, and Specialists Surgery Center, L, an Oklahoma limited liability company, as Tenant (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K as filed with the Commission on February 2, 2017).

10.4	Form of Master Lease Agreement, by and between GMR OKLAHOMA CITY, LLC, a Delaware limited liability company, as Landlord and CRUSE-TWO, L.L.C., an Oklahoma limited liability company, as Tenant (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K as filed with the Commission on February 2, 2017).

10.5	First Amendment to Credit Facility Agreement, dated March 3, 2017 by and among Global Medical REIT L.P., Global Medical REIT Inc., the certain Subsidiaries from time to time party thereto as Guarantors, and BMO Harris Bank N.A., as Administrative Agent (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Commission on March 6, 2017).

10.6†	LTIP Award Agreement (Annual Award): For Grantees with an Employment Agreement with the Manager (incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K as filed with the Commission on March 6, 2017).

10.7†	LTIP Award Agreement (Annual Award): For Grantees without an Employment Agreement with the Manager (incorporated herein by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K as filed with the Commission on March 6, 2017).

10.8†	LTIP Award Agreement (Long-Term Award): For Grantees with an Employment Agreement with the Manager (incorporated herein by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K as filed with the Commission on March 6, 2017).

10.9†	LTIP Award Agreement (Long-Term Award): For Grantees without an Employment Agreement with the Manager (incorporated herein by reference to Exhibit 99.4 to the Company’s Current Report on Form 8-K as filed with the Commission on March 6, 2017).

10.10	Lease Agreement dated March 31, 2017, between GMR Great Bend, LLC, a Delaware limited liability company, and Great Bend Regional Hospital, L.L.C., a Kansas limited liability company (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Commission on April 5, 2017).

10.11*	Agreement Regarding Reimbursement of Certain Expenses, dated May 8, 2017, by and between the Company and Inter-American Management LLC.

31.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Schema

101.CAL *	XBRL Taxonomy Calculation Linkbase

101.DEF *	XBRL Taxonomy Definition Linkbase

101.LAB *	XBRL Taxonomy Label Linkbase

101.PRE *	XBRL Taxonomy Presentation Linkbase

† Management contract or compensatory plan or arrangement.

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBAL MEDICAL REIT INC.

Dated: May 11, 2017	By:	/s/ David A. Young
David A. Young
Chief Executive Officer (Principal Executive Officer)

Dated: May 11, 2017	By:	/s/ Donald McClure
Donald McClure
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
3.1	Articles of Incorporation of Global Medical REIT Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q as filed with the Commission on April 22, 2014).

3.2	Second Amended and Restated Bylaws of Global Medical REIT Inc., effective June 13, 2016 (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K as filed with the Commission on June 17, 2016).

3.3	Articles of Amendment to Articles of Incorporation filed with the Secretary of State of Maryland (incorporated herein by reference to Annex A to the Company’s Definitive Information Statement on Schedule 14C as filed with the Commission on October 3, 2014).

3.4	Certificate of Correction of Articles of Incorporation of Global Medical REIT Inc. (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-11/A as filed with the Commission on June 15, 2016).

3.5	Certificate of Correction of Articles of Incorporation of Global Medical REIT Inc. (incorporated by reference to Exhibit 3.4 to the Company’s Registration Statement on Form S-11/A as filed with the Commission on June 15, 2016).

10.1

Purchase Agreement dated as of January 30, 2017, among GMR OKLAHOMA CITY, LLC, a Delaware limited liability company, CRUSE-TWO, L.L.C., an Oklahoma limited liability company, and CRUSE-SIX, L.L.C, an Oklahoma limited liability company (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Commission on February 2, 2017).

10.2	Lease Agreement dated September 1, 2014, by and between CRUSE-TWO, L.L.C., an Oklahoma limited liability company, as Landlord, and Oklahoma Center for Orthopedic & Multi-Specialty Surgery, LLC, an Oklahoma limited liability company, as Tenant (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K as filed with the Commission on February 2, 2017).

10.3	Lease Agreement dated August 28, 2006, by and between TC Concord Place I, Inc., a Delaware corporation, as Landlord, and Specialists Surgery Center, L, an Oklahoma limited liability company, as Tenant (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K as filed with the Commission on February 2, 2017).

10.4	Form of Master Lease Agreement, by and between GMR OKLAHOMA CITY, LLC, a Delaware limited liability company, as Landlord and CRUSE-TWO, L.L.C., an Oklahoma limited liability company, as Tenant (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K as filed with the Commission on February 2, 2017).

10.5	First Amendment to Credit Facility Agreement, dated March 3, 2017 by and among Global Medical REIT L.P., Global Medical REIT Inc., the certain Subsidiaries from time to time party thereto as Guarantors, and BMO Harris Bank N.A., as Administrative Agent (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Commission on March 6, 2017).

10.6†	LTIP Award Agreement (Annual Award): For Grantees with an Employment Agreement with the Manager (incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K as filed with the Commission on March 6, 2017).

10.7†	LTIP Award Agreement (Annual Award): For Grantees without an Employment Agreement with the Manager (incorporated herein by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K as filed with the Commission on March 6, 2017).

10.8†	LTIP Award Agreement (Long-Term Award): For Grantees with an Employment Agreement with the Manager (incorporated herein by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K as filed with the Commission on March 6, 2017).

10.9†	LTIP Award Agreement (Long-Term Award): For Grantees without an Employment Agreement with the Manager (incorporated herein by reference to Exhibit 99.4 to the Company’s Current Report on Form 8-K as filed with the Commission on March 6, 2017).

10.10	Lease Agreement dated March 31, 2017, between GMR Great Bend, LLC, a Delaware limited liability company, and Great Bend Regional Hospital, L.L.C., a Kansas limited liability company (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Commission on April 5, 2017).

10.11*	Agreement Regarding Reimbursement of Certain Expenses, dated May 8, 2017, by and between the Company and Inter-American Management LLC.

31.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Schema

101.CAL *	XBRL Taxonomy Calculation Linkbase

101.DEF *	XBRL Taxonomy Definition Linkbase

101.LAB *	XBRL Taxonomy Label Linkbase

101.PRE *	XBRL Taxonomy Presentation Linkbase

† Management contract or compensatory plan or arrangement.

* Filed herewith

- 44 -