Form 10-Q
period 2017-06-30
Global Medical REIT Inc.
filed 2017-08-10
CIK 1533615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________.

Commission file number: 001-37815

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding August 10, 2017
Common Stock, $0.001 par value per share	21,630,675

GLOBAL MEDICAL REIT INC.

Consolidated Balance Sheets

	As of
	June 30, 2017	December 31, 2016
Assets	(unaudited)

Investment in real estate:
Land	$25,822,453	$17,785,001
Building	306,198,609	179,253,398
Site improvements	3,115,289	1,465,273
Tenant improvements	2,996,662	1,186,014
	338,133,013	199,689,686
Less: accumulated depreciation	(6,520,555)	(3,323,915)
Investment in real estate, net	331,612,458	196,365,771
Cash	12,033,797	19,671,131
Restricted cash	2,291,080	941,344
Tenant receivables	534,484	212,435
Escrow deposits	979,709	1,212,177
Acquired lease intangible assets, net	17,218,214	7,144,276
Deferred assets	1,867,010	704,537
Deferred financing costs, net	2,770,144	927,085
Other assets	88,695	140,374
Total assets	$369,395,591	$227,319,130

Liabilities and Stockholders’ Equity

Liabilities:
Accounts payable and accrued expenses	$2,216,953	$573,997
Dividends payable	3,700,936	3,604,037
Security deposits and other	2,444,842	719,592
Due to related parties, net	638,790	580,911
Acquired lease intangible liability, net	1,112,566	277,917
Notes payable to related parties	-	421,000
Notes payable, net of unamortized discount of $995,990 and $1,061,602 at June 30, 2017 and December 31, 2016, respectively	38,478,910	38,413,298
Revolving credit facility	144,500,000	27,700,000
Total liabilities	193,092,997	72,290,752
Stockholders' equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock $0.001 par value, 500,000,000 shares authorized at June 30, 2017 and December 31, 2016, respectively; 21,105,675 and 17,605,675 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	21,106	17,606
Additional paid-in capital	202,513,240	171,997,396
Accumulated deficit	(26,231,752)	(16,986,624)
Total stockholders' equity	176,302,594	155,028,378
Total liabilities and stockholders' equity	$369,395,591	$227,319,130

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GLOBAL MEDICAL REIT INC.

Consolidated Statements of Operations

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Revenue
Rental revenue	$6,666,538	$1,762,769	$11,295,797	$3,061,747
Expense recoveries	697,639	-	697,639	-
Other income	58,769	7,890	88,368	22,971
Total revenue	7,422,946	1,770,659	12,081,804	3,084,718

Expenses
Acquisition fees	536,069	-	1,478,542	-
Acquisition fees – related party	-	-	-	754,000
General and administrative	2,580,874	368,210	4,198,322	1,256,739
Management fees – related party	628,374	90,000	1,255,521	180,000
Depreciation expense	1,850,587	544,002	3,196,640	942,832
Amortization expense	459,308	-	802,908	-
Interest expense	1,990,499	1,262,646	3,090,579	2,391,909
Total expenses	8,045,711	2,264,858	14,022,512	5,525,480
Net loss	$(622,765)	$(494,199)	$(1,940,708)	$(2,440,762)

Net loss per share – Basic and Diluted	$(0.04)	$(0.35)	$(0.11)	$(2.38)

Weighted average shares outstanding – Basic and Diluted	17,644,137	1,426,656	17,624,906	1,025,821

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GLOBAL MEDICAL REIT INC.

Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2017	2016
Operating activities	(unaudited)
Net loss	$(1,940,708)	$(2,440,762)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation expense	3,196,640	942,832
Amortization of deferred financing costs	499,577	152,845
Amortization of acquired lease intangible assets	802,908	-
Amortization of above (below) market leases	(11,046)	-
Stock-based compensation expense	1,140,437	-
Capitalized deal costs charged to expense	5,450	-
Changes in operating assets and liabilities:
Restricted cash	(1,521,537)	(319,499)
Tenant receivables	(322,049)	-
Deferred assets	(1,162,473)	(131,419)
Accounts payable and accrued expenses	1,394,169	1,241,678
Security deposits and other	1,725,250	319,499
Accrued management fees due to related party	7,665	30,000
Net cash provided by (used in) operating activities	3,814,283	(204,826)

Investing activities
Escrow deposits for purchase of properties	249,448	344,310
Loans repayments from (made to) related party	40,384	(39,040)
Pre-acquisition costs for purchase of properties	120,691	-
Purchase of land, buildings, and other tangible and intangible assets and liabilities	(148,474,478)	(37,946,139)
Net cash used in investing activities	(148,063,955)	(37,640,869)

Financing activities
Net proceeds received from follow-on offering	29,553,232	-
Change in restricted cash	171,801	(210,452)
Escrow deposits required by third party lenders	(16,980)	(835,162)
Loans from related party	9,830	1,655,272
Proceeds from notes payable from acquisitions	-	41,320,900
Payments on notes payable from acquisitions	-	(9,410,182)
Proceeds from note payable from related party	-	450,000
Repayment of note payable from related party	(421,000)	-
Proceeds from revolving credit facility, net	116,800,000	-
Payments of deferred initial public offering costs	-	(358,365)
Payments of deferred financing costs	(2,277,024)	(1,090,079)
Dividends paid to stockholders	(7,207,521)	(285,703)
Net cash provided by financing activities	136,612,338	31,236,229

Net decrease in cash and cash equivalents	(7,637,334)	(6,609,466)
Cash and cash equivalents—beginning of period	19,671,131	9,184,270
Cash and cash equivalents—end of period	$12,033,797	$2,574,804
Supplemental cash flow information:
Cash payments for interest	$2,479,834	$1,034,945
Noncash financing and investing activities:
Accrued dividends payable	$3,700,936	$-
Conversion of convertible debenture due to majority stockholder to common stock	$-	$15,000,000
Accrued deferred initial public offering costs	$174,325	$1,152,543
Reclassification of deferred follow-on offering costs to additional paid-in capital	$394,092	$-
Accrued capitalized deal costs	$74,462	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GLOBAL MEDICAL REIT INC.

Notes to the Unaudited Consolidated Financial Statements

Note 1 – Organization

Global Medical REIT Inc. (the “Company”) is a Maryland corporation engaged primarily in the acquisition of licensed, state-of-the-art, purpose-built healthcare facilities and the leasing of these facilities to strong clinical operators with leading market share. The Company is externally managed and advised by Inter-American Management, LLC (the “Advisor”).

The Company holds its facilities and conducts its operations through a Delaware limited partnership subsidiary called Global Medical REIT L.P. (the “Operating Partnership”). The Company serves as the sole general partner of the Operating Partnership through a wholly-owned subsidiary of the Company called Global Medical REIT GP LLC (the “GP”), a Delaware limited liability company, which owns a 0.01% interest in the Operating Partnership. As of June 30, 2017, the Company was the 97.98% limited partner of the Operating Partnership, with the remaining 2.01% owned by holders of long-term incentive plan (“LTIP”) units. Refer to Note 7 – “Stock-Based Compensation” for additional information regarding the LTIP units. The Operating Partnership holds the Company’s healthcare facilities through separate wholly-owned Delaware limited liability company subsidiaries that were formed for each healthcare facility acquisition.

Note 2 – Summary of Significant Accounting Policies

Basis of presentation

The accompanying financial statements are unaudited and include the accounts of the Company, including the Operating Partnership and its wholly-owned subsidiaries, and the interests in the Operating Partnership held by the LTIP unit holders, which the Operating Partnership has control over and therefore consolidates. The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the accompanying financial statements do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the audited financial statements and notes thereto for the fiscal year ended December 31, 2016. In the opinion of management, all adjustments of a normal and recurring nature necessary for a fair presentation of the financial statements for the interim periods have been made.

Consolidation Policy

The accompanying consolidated financial statements include the accounts of the Company, including the Operating Partnership and its wholly-owned subsidiaries, and the interests in the Operating Partnership held by the LTIP unit holders, which the Operating Partnership has control over and therefore consolidates. These LTIP units represent “noncontrolling interests” and have no value as of June 30, 2017 as they have not been converted into OP Units and therefore did not participate in the Company’s consolidated net loss. At the time when there is value associated with the noncontrolling interests, the Company will classify such interests as a component of consolidated equity, separate from the Company’s total stockholder’s equity on its Consolidated Balance Sheets. Additionally, net income or loss will be allocated to noncontrolling interests based on their respective ownership percentage of the Operating Partnership. All material intercompany balances and transactions between the Company and its subsidiaries have been eliminated.

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and footnotes. Actual results could differ from those estimates.

Restricted Cash

The restricted cash balance as of June 30, 2017 and December 31, 2016 was $2,291,080 and $941,344, respectively, an increase of $1,349,736. The restricted cash balance as of June 30, 2017 consisted of $211,464 of cash required by a third party lender to be held by the Company as a reserve for debt service, $1,619,659 in security deposits received from facility tenants at the inception of their leases, and $459,957 in funds held by the Company from certain of its tenants that the Company collected to pay specific tenant expenses, such as real estate taxes and in some cases insurance, on the tenant’s behalf. The restricted cash balance as of December 31, 2016 consisted of $383,265 of cash required by a third party lender to be held by the Company as a reserve for debt service, $319,500 in a security deposit received from the Plano Facility tenant at the inception of its lease, and $238,579 in funds held by the Company from certain of its tenants that the Company collected to pay specific tenant expenses. The $1,349,736 increase during the six months ended June 30, 2017 resulted from an aggregate increase of $1,521,537 in tenant security deposits derived from acquisitions during the six-month period ended June 30, 2017 and funds held by the Company to pay specific tenant expenses, partially offset by a decrease of $171,801 in funds required to be held by the Company by a third party lender.

Tenant Receivables

The tenant receivable balance as of June 30, 2017 and December 31, 2016 was $534,484 and $212,435, respectively, an increase of $322,049. The balance as of June 30, 2017 consisted of $167,498 in funds owed from the Company’s tenants for rent that the Company had earned but had not yet received, $1,781 in other tenant-related receivables, and $365,205 in funds owed by certain of the Company’s tenants for amounts the Company collects to pay specific tenant expenses, such as real estate taxes and in some cases insurance, on the tenants’ behalf. The balance as of December 31, 2016 consisted of $28,599 in funds owed from the Company’s tenants for rent that the Company had earned but had not yet received, $22,323 in other tenant related receivables, and $161,513 in funds owed by certain of the Company’s tenants for amounts the Company collects to pay specific tenant expenses, such as real estate taxes and in some cases insurance, on the tenants’ behalf.

Escrow Deposits

Escrow deposits include funds held in escrow to be used for the acquisition of properties in the future and for the payment of taxes, insurance, and other amounts as stipulated by the Company’s Cantor Loan, as hereinafter defined. The escrow balance as of June 30, 2017 and December 31, 2016 was $979,709 and $1,212,177, respectively, a decrease of $232,468. This decrease resulted from a decrease of $249,448 of funds held in the escrow account to be used to acquire facilities in the future, partially offset by an increase of $16,980 in deposits that were required to be held in escrow related to the Cantor Loan.

Deferred Assets

The deferred assets balance as of June 30, 2017 and December 31, 2016 was $1,867,010 and $704,537, respectively, an increase of $1,162,473. The balance as of June 30, 2017 consisted of $1,833,858 in deferred rent receivables resulting from the straight lining of revenue recognized for applicable tenant leases and the remaining $33,152 represented other deferred costs. The entire $704,537 balance as of December 31, 2016 consisted of deferred rent receivables. The increase in deferred rent receivables as of June 30, 2017 resulted from the facilities that were acquired during the six months ended June 30, 2017 that had leases that required the straight lining of revenue. Additionally, during the six months ended June 30, 2017, the Company incurred $394,092 in specific incremental costs directly attributable to the follow-on offering of its equity securities, of which $219,767 were paid in cash (and netted against the proceeds received from the offering) and the remaining $174,325 were accrued as of June 30, 2017. Deferral of these incremental costs is in accordance with the provisions of Accounting Standards Codification (“ASC”) Topic 340, Other Assets and Deferred Costs. Also in accordance with the provisions of ASC Topic 340, upon the completion of the Company’s follow-on offering on June 30, 2017, the $394,092 total deferred incremental cost balance was reclassified from the deferred asset balance as a reduction of the Company’s additional paid-in capital balance in its accompanying Consolidated Balance Sheets.

Other Assets

Costs that are incurred prior to the completion of an acquisition are capitalized if all of the following conditions are met: (a) the costs are directly identifiable with the specific property, (b) the costs would be capitalized if the property were already acquired, and (c) acquisition of the property is probable. These costs are included with the value of the acquired property upon completion of the acquisition. The costs will be charged to expense when it is probable that the acquisition will not be completed. The balance in this account was $88,695 and $140,374 as of June 30, 2017 and December 31, 2016, respectively, a decrease of $51,679. This decrease resulted from $120,691 of costs that were reclassified to the asset value of facilities when the respective acquisitions were completed and $5,450 of costs charged to expense when it became probable that an acquisition would not be completed, partially offset by an increase resulting from additional capitalized costs incurred of $74,462, which were accrued and not yet paid as of June 30, 2017.

Security Deposits and Other

The security deposits and other liability balance as of June 30, 2017 and December 31, 2016 was $2,444,842 and $719,592, respectively, an increase of $1,725,250. This increase resulted primarily from an increase in security deposits of $1,300,180 that were required at the inception of the lease from several of the facilities that were acquired during the six months ended June 30, 2017 (the Great Bend facility represented approximately $1,100,000 of the increase) as well as from an increase of $425,070 in tenant funds that the Company will use to pay for certain of its tenants’ expenses, such as real estate taxes and in some cases insurance, on the tenants’ behalf.

Prior Period Adjustment

In the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 that was filed with the SEC on May 11, 2017, approximately $1.2 million of costs incurred in connection with the Company’s amended revolving credit facility were erroneously expensed and included in the General and Administrative line item within the Company’s Consolidated Statement of Operations for the three months ended March 31, 2017.  The Company corrected this error by removing the approximately $1.2 million from expense and capitalizing it as deferred financing costs on the Company’s Consolidated Balance Sheet as of June 30, 2017. Based upon evaluation and consideration of provisions under ASC Topic 250 – Accounting Changes and Error Corrections, that incorporates SEC Staff Accounting Bulletin (SAB) No. 99 - Materiality, the Company determined that the impact of the error and its subsequent correction as described above, did not have a material impact on previously issued financial statements for the quarter ended March 31, 2017. The Company’s Consolidated Statements of Operations for the three and six months ended June 30, 2017 and its Consolidated Balance Sheet as of June 30, 2017 are properly stated.

Note 3 – Property Portfolio

Summary of Properties Acquired During the Six Months Ended June 30, 2017

During the three months ended June 30, 2017, the Company completed four acquisitions. Including these four acquisitions the Company completed a total of 12 acquisitions during the six months ended June 30, 2017. A summary description of the completed acquisitions is as follows:

Sherman Facility

On June 30, 2017, the Company, as buyer, pursuant to a purchase and sale agreement with SDB Partners, LLC (“SDB Partners”), as seller, closed on the acquisition of a hospital building located in Sherman, Texas for a purchase price of $26 million. Upon closing of this acquisition, the Company leased the property back to SDB Partners by entering into a new triple-net lease with SDB Partners with an initial term of twenty years and two ten-year extension options. The Company funded this acquisition using borrowings from its revolving credit facility.

Flower Mound Facility

On June 27, 2017, the Company, as buyer, pursuant to a purchase and sale agreement with Spelunker Properties V, LLC (“Spelunker”), as seller, closed on the acquisition of a medical office building located in Flower Mound, Texas (the “Flower Mound Facility”) for a purchase price of $4.05 million. Upon the closing of this acquisition, the Company assumed Spelunker’s interest, as lessor, in the lease of the Flower Mound Facility to Lone Star Endoscopy Center, LLC. The lease has a remaining lease term of approximately nine years. The Company funded this acquisition using borrowings from its revolving credit facility.

Accounting Treatment

The Company accounted for the acquisition of the Flower Mound Facility as a business combination in accordance with the provisions of ASC Topic 805 - Business Combinations. The following table presents the preliminary purchase price allocation for the assets acquired as part of the acquisition:

Land and site improvements	$729,632
Building and tenant improvements	3,155,154
In place leases	222,334
Leasing costs	184,423
Below market lease intangible	(241,543)
Total purchase price	$4,050,000

The above allocation is preliminary and subject to revision within the measurement period, not to exceed one year from the date of the acquisition.

Brockport Facility

On June 27, 2017, the Company, as buyer, pursuant to a purchase and sale agreement with South Pointe Landing, LLC (“South Pointe”), as seller, closed on the acquisition of a medical office building located in Brockport, New York (the “Brockport Facility”) for a purchase price of $8.67 million. Upon the closing of this acquisition, the Company assumed South Pointe’s interest, as lessor, in the lease of the Brockport Facility to The Unity Hospital of Rochester. The lease has a remaining lease term of approximately 10 years. The Company funded this acquisition using borrowings from its revolving credit facility.

Accounting Treatment

The Company accounted for the acquisition of the Brockport Facility as a business combination in accordance with the provisions of ASC Topic 805. The following table presents the preliminary purchase price allocation for the assets acquired as part of the acquisition:

Land and site improvements	$693,042
Building and tenant improvements	7,096,700
In place leases	840,832
Leasing costs	453,931
Below market lease intangible	(414,505)
Total purchase price	$8,670,000

The above allocation is preliminary and subject to revision within the measurement period, not to exceed one year from the date of the acquisition.

Sandusky Facility (One Property)

On April 21, 2017, the Company completed the acquisition of one remaining medical property (out of a total portfolio of seven medical properties in Sandusky, Ohio (the “Sandusky properties”)) for which the Company assumed the original buyer’s interest in an asset purchase agreement effective September 29, 2016, for a purchase price of approximately $1.1 million. The Company funded this acquisition using borrowings from its revolving credit facility. The acquisitions of the other six of the seven medical properties were completed on October 7, 2016 (five properties) and March 10, 2017 (one property).

Oklahoma City Facilities

On March 31, 2017, the Company closed on an purchase contract with CRUSE-TWO, L.L.C., an Oklahoma limited liability company (“Cruse-Two”), and CRUSE-SIX, L.L.C., an Oklahoma limited liability company (“Cruse-Six”) to acquire a surgical hospital (the “Hospital”), a physical therapy center (the “PT Center,” together with the Hospital, “OCOM South”), and an outpatient ambulatory surgery center (“OCOM North”) located in Oklahoma City, Oklahoma from Cruse-Two and Cruse-Six for an aggregate purchase price of $49.5 million. The purchase price consisted of $44.4 million for OCOM South and $5.1 million for OCOM North.

Upon closing of the acquisition of OCOM South, the Company assumed the existing absolute triple-net lease agreement (the “OCOM South Lease”), pursuant to which OCOM South is leased from Cruse-Two to Oklahoma Center for Orthopedic & Multi-Specialty Surgery, LLC (“OCOM”) with a remaining initial lease term expiring August 31, 2034, subject to three consecutive five-year renewal options by the tenant. A portion of the rent is guaranteed by United Surgical Partners International, Inc. (“USPI”) and INTEGRIS Health, Inc. (“INTEGRIS”).

Upon closing of the acquisition of OCOM South, the Company, through a subsidiary of the Operating Partnership, entered into a new absolute triple-net lease agreement (the “Master Lease”), pursuant to which the subsidiary, as master landlord, leased OCOM South to Cruse-Two, as master tenant. The Master Lease has a five-year term. The OCOM South Lease became a sublease under the Master Lease upon commencement of the Master Lease. USPI and INTEGRIS continue to serve as guarantors of the OCOM South Lease, while the Master Lease has no lease guarantees. Upon expiration of the Master Lease, the OCOM South Lease will become a direct lease with the Company.

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

Accounting Treatment

The Company accounted for the acquisition of OCOM North and OCOM South as a business combination in accordance with the provisions of ASC Topic 805. The following table presents the preliminary purchase price allocation for the assets acquired as part of the acquisition:

Land and site improvements	$2,953,291
Building and tenant improvements	38,724,033
Above market lease intangibles	758,852
In place leases	4,391,750
Leasing costs	2,672,074
Total purchase price	$49,500,000

The above allocation is preliminary and subject to revision within the measurement period, not to exceed one year from the date of the acquisition.

Great Bend Facility

On March 31, 2017, the Company closed on a purchase contract with Great Bend Surgical Properties, LLC (“GB Seller”) to acquire, through a wholly-owned subsidiary of the Operating Partnership, the buildings and land known as Great Bend Regional Hospital (the “GB Property”) located in Great Bend, Kansas for a purchase price of $24.5 million.

The GB Property is operated by Great Bend Regional Hospital, LLC (“GB Tenant”), a physician-owned group. Upon the closing of the acquisition of the GB Property, the Company leased the GB Property back to GB Tenant under a 15-year triple-net lease (the “GB Lease”), with two ten-year renewal options. The GB Lease is guaranteed by the physician owners of the GB Tenant. Eventually the GB Lease will also be guaranteed by an employee stock ownership plan (“ESOP”). When the Company determines that the creditworthiness, operating history, and financial results of the ESOP are acceptable, the physicians will be released from the lease guarantee, and the ESOP will become the sole guarantor. The annual rent under the GB Lease is $2,143,750, subject to annual rent escalations equal to the greater of 2% or CPI, with a maximum increase of 10%. The Company funded the acquisition using borrowings from its revolving credit facility.

Sandusky Facility (one property)

On March 10, 2017, the Company closed on the acquisition of one, out of a total of seven, Sandusky properties, for a purchase price of approximately $4.3 million. The Company is leasing this property to the NOMS Tenant using a triple-net lease structure with an initial term of 11 years with four additional five-year renewal options. The Company funded the acquisition using borrowings from its revolving credit facility.

Clermont Facility

On March 1, 2017, the Company, as buyer, pursuant to a purchase agreement with HVI, LLC (the “HVI Seller”), acquired HVI Seller’s interest, as ground lessee, in the ground lease (the “Clermont Ground Lease”) that covers and affects certain real property located in Clermont, Florida (the “Land”), along with HVI Seller’s right, title and interest arising under the Ground Lease in and to the medical building located upon the Land (the “Clermont Facility”), for a purchase price of $5.23 million. The Ground Lease commenced in 2012 and has an initial term of 75 years. Upon closing of this acquisition, the Company assumed the HVI Seller’s interest, as sublessor, in four subleases affecting the Clermont Facility (collectively, the “Subleases”): two Subleases with South Lake Hospital, Inc. and one Sublease with each of Orlando Health, Inc. and Vascular Specialists of Central Florida. The Company funded the acquisition using funds from its revolving credit facility.

Accounting Treatment

The Company accounted for the acquisition of the Clermont Ground Lease as a business combination in accordance with the provisions of ASC Topic 805. The following table presents the preliminary purchase price allocation for the assets acquired as part of the acquisition:

Site improvements	$144,498
Building and tenant improvements	4,422,452
In place leases	254,515
Above market lease intangibles	487,978
Leasing costs	125,185
Below market lease intangibles	(209,628)
Total purchase price	$5,225,000

The above allocation is preliminary and subject to revision within the measurement period, not to exceed one year from the date of the acquisition.

Prescott Facility

On February 9, 2017, the Company, as buyer, pursuant to a purchase and sale agreement with Hosn Hojatollah Askari, as seller (“Hosn”), acquired a medical office building (the “Prescott Facility”) located in Prescott, Arizona, for a purchase price of $4.5 million. The acquisition included the Prescott Facility, together with the real property, the improvements, and all appurtenances thereto owned by Hosn. Upon the closing of this acquisition, the Company executed a new 10-year triple-net lease for the Prescott Facility with Thumb Butte Medical Center, PLLC with a personal guaranty by Hosn. The Company funded the acquisition using funds from its revolving credit facility.

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

Accounting Treatment

The Company accounted for the acquisition of the Lewisburg Facility as a business combination in accordance with the provisions of ASC Topic 805. The following table presents the preliminary purchase price allocation for the assets acquired as part of the acquisition:

Land and site improvements	$681,223
Building and tenant improvements	6,113,824
In place leases	373,380
Leasing commissions and legal fees	131,573
Total purchase price	$7,300,000

The above allocation is preliminary and subject to revision within the measurement period, not to exceed one year from the date of the acquisition.

A rollforward of the gross investment in land, building and improvements as of June 30, 2017, resulting from the 12 acquisitions completed during the six months ended June 30, 2017, is as follows:

	Land	Building	Site & Tenant Improvements	Investment Subtotal	Intangibles(1)	Gross Investment
Balances as of January 1, 2017	$17,785,001	179,253,398	2,651,287	199,689,686	6,907,687	206,597,373
Acquisitions:
Sherman facility	1,600,711	25,011,110	-	26,611,821	-	26,611,821
Flower Mound facility	580,763	2,922,164	381,859	3,884,786	165,214	4,050,000
Brockport facility	412,838	6,885,477	491,427	7,789,742	880,258	8,670,000
Sandusky facility (4/21/17)	97,804	978,035	-	1,075,839	-	1,075,839
Oklahoma City facilities	2,086,885	37,713,709	1,876,730	41,677,324	7,822,676	49,500,000
Great Bend facility	836,929	23,800,758	-	24,637,687	-	24,637,687
Sandusky facility (3/10/17)	409,204	3,997,607	-	4,406,811	-	4,406,811
Clermont facility	-	4,361,028	205,922	4,566,950	658,050	5,225,000
Prescott facility	790,637	3,821,417	-	4,612,054	-	4,612,054
Las Cruces facility	397,148	4,618,258	-	5,015,406	-	5,015,406
Cape Coral facility	353,349	7,016,511	-	7,369,860	-	7,369,860
Lewisburg facility	471,184	5,819,137	504,726	6,795,047	504,953	7,300,000
Total Additions:	8,037,452	126,945,211	3,460,664	138,443,327	10,031,151	148,474,478
Balances as of June 30, 2017	$25,822,453	306,198,609	6,111,951	338,133,013	16,938,838	355,071,851

(1)	Represents intangible assets acquired net of intangible liabilities acquired.

Depreciation expense was $1,850,587 and $3,196,640 for the three and six months ended June 30, 2017, respectively, and $544,002 and $942,832 for the three and six months ended June 30, 2016, respectively.

Unaudited Pro Forma Financial Information for Business Combination Transactions Completed During the Three and Six Months Ended June 30, 2017

The following table illustrates the unaudited pro forma consolidated revenue, net loss, and loss per share as if the five facilities that the Company acquired during the six months ended June 30, 2017 that were accounted for as business combinations (the Flower Mound, Brockport, OCOM, Clermont and Lewisburg facilities) had occurred as of January 1, 2016:

The following is a summary of the pro forma financial information for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(unaudited)		(unaudited)

Revenue	$7,641,035	$3,335,802	$13,847,870	$6,188,509
Net loss	$(762,297)	$(1,280,701)	$(1,943,257)	$(3,922,046)
Loss per share	$(0.04)	$(0.90)	$(0.11)	$(3.82)
Weighted average shares outstanding	17,644,137	1,426,656	17,624,906	1,025,821

Intangible Assets and Liabilities

The following is a summary of the carrying amount of intangible assets and liabilities as of June 30, 2017:

	As of June 30, 2017
	Cost	Accumulated Amortization	Net
Assets
In-place leases	$11,909,367	$(668,574)	$11,240,793
Above market ground lease	487,978	(2,270)	485,708
Above market leases	832,948	(18,154)	814,794
Leasing costs	4,853,575	(176,656)	4,676,919
	$18,083,868	$(865,654)	$17,218,214

Liabilities
Below market leases	$1,145,030	$(32,464)	$1,112,566

The following is a summary of the carrying amount of intangible assets and liabilities as of December 31, 2016:

	As of December 31, 2016
	Cost	Accumulated Amortization	Net
Assets
In-place leases	$5,826,556	$(34,789)	$5,791,767
Above market leases	74,096	(443)	73,653
Leasing costs	1,286,389	(7,533)	1,278,856
	$7,187,041	$(42,765)	$7,144,276

Liabilities
Below market leases	$279,354	$(1,437)	$277,917

The following is a summary of the acquired lease intangible amortization for the three and six months ended June 30, 2017. The Company had no intangible assets or liabilities as of June 30, 2016 and therefore no amortization was incurred during the three and six months ended June 30, 2016.

	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017
Amortization expense related to in-place leases	$353,263	$633,785
Amortization expense related to leasing costs	$106,045	$169,123
Decrease of rental revenue related to above market ground lease	$1,703	$2,270
Decrease of rental revenue related to above market leases	$14,276	$17,711
Increase of rental revenue related to below market leases	$18,825	$31,027

As of June 30, 2017, scheduled future aggregate net amortization of acquired lease intangible assets and liabilities for each fiscal year ended December 31 are listed below:

	Net Increase (Decrease) in Revenue	Net Increase in Expenses
2017	$32,931	$985,736
2018	65,862	1,971,472
2019	65,862	1,971,472
2020	65,862	1,971,472
2021	63,017	1,356,859
Thereafter	(481,470)	7,660,701
Total	$(187,936)	$15,917,712

As of June 30, 2017, the weighted average amortization period for asset lease intangibles and liability lease intangibles are 8.46 years and 8.57 years, respectively.

Note 4 – Notes Payable Related to Acquisitions and Revolving Credit Facility

Summary of Notes Payable Related to Acquisitions, Net of Debt Discount

Costs incurred related to securing the Company’s fixed-rate debt instruments have been capitalized as a debt discount, net of accumulated amortization, and are netted against the Company’s Notes Payable balance in the accompanying Consolidated Balance Sheet.

A detail of the Company’s notes payable related to acquisitions, net as of June 30, 2017 and December 31, 2016, is as follows:

	June 30, 2017	December 31, 2016
Notes payable related to acquisitions, gross	$39,474,900	$39,474,900
Less: Unamortized debt discount	(995,990)	(1,061,602)
Notes payable related to acquisitions, net	$38,478,910	$38,413,298

A rollforward of the unamortized debt discount balance as of June 30, 2017, that was incurred on the Company’s fixed-rate debt, is as follows:

Balance as of January 1, 2017, net	$1,061,602
Debt discount amortization expense	(65,612)
Balance as of June 30, 2017, net	$995,990

Amortization expense incurred related to the debt discount was $32,807 and $65,612 for the three and six months ended June 30, 2017, respectively, and $62,604 and $152,845 for the three and six months ended June 30, 2016, respectively, and is included in the “Interest Expense” line item in the accompanying Consolidated Statements of Operations.

Summary of Deferred Financing Costs, Net

Costs incurred related to securing the Company’s revolving credit facility have been capitalized as a deferred financing asset, net of accumulated amortization in the accompanying Consolidated Balance Sheet.

A rollforward of the deferred financing cost balance as of June 30, 2017, that was incurred on the Company’s revolving credit facility, is as follows:

Balance as of January 1, 2017, net	$927,085
Additions – revolving credit facility (1)	2,277,024
Deferred financing cost amortization expense	(433,965)
Balance as of June 30, 2017, net	$2,770,144

(1)This amount includes $1,223,359 of costs incurred in connection with the Company’s amended revolving credit facility that were erroneously expensed and included in the General and Administrative line item within the Company’s Consolidated Statement of Operations for the three months ended March 31, 2017.  During the six-month period ended June 30, 2017, the Company corrected this immaterial misstatement by removing the $1,223,359 from expense and capitalizing it as deferred financing costs on the Company’s Consolidated Balance Sheet as of June 30, 2017. See Note 2 – “Summary of Significant Accounting Policies.”

Amortization expense incurred related to the revolving credit facility was $308,098 and 433,965 for the three and six months ended June 30, 2017, respectively, and is included in the “Interest Expense” line item in the accompanying Consolidated Statements of Operations. There was no amortization expense incurred on the revolving credit facility during the three and six months ended June 30, 2016.

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

No principal payments were made during the three and six months ended June 30, 2017. The note balance as of June 30, 2017 and December 31, 2016 was $32,097,400. Interest expense was $423,525 and $842,398 for the three and six months ended June 30, 2017, respectively. Interest expense incurred on this note was $423,525 for the six months ended June 30, 2016, all of which was incurred during the three months ended June 30, 2016.

As of June 30, 2017, scheduled principal payments due for each fiscal year ended December 31 are listed below as follows:

2017	$-
2018	-
2019	-
2020	-
2021	-
Thereafter	32,097,400
Total	$32,097,400

West Mifflin Note Payable

In order to finance a portion of the purchase price for the West Mifflin facility, on September 25, 2015 the Company (through its wholly owned subsidiary GMR Pittsburgh LLC, as borrower) entered into a Term Loan and Security Agreement with Capital One to borrow $7,377,500. The note bears interest at 3.72% per annum and all unpaid interest and principal is due on September 25, 2020. Interest is paid in arrears and interest payments began on November 1, 2015, and on the first day of each calendar month thereafter. Principal payments begin on November 1, 2018 and on the first day of each calendar month thereafter based on an amortization schedule with the principal balance due on the maturity date. The note may not be prepaid in whole or in part prior to September 25, 2017. Thereafter, the Company, at its option, may prepay the note at any time, in whole (but not in part) on at least thirty calendar days but not more than sixty calendar days advance written notice. The note has an early termination fee of two percent if prepaid prior to September 25, 2018. The note requires a quarterly fixed charge coverage ratio of at least 1:1, a quarterly minimum debt yield of 0.09:1.00, and annualized Operator EBITDAR (as defined in the note) measured on a quarterly basis of not less than $6,000,000. The Operator is Associates in Ophthalmology, Ltd. and Associates Surgery Centers, LLC. No principal payments were made during the three and six months ended June 30, 2017. The note balance as of June 30, 2017 and December 31, 2016 was $7,377,500. Interest expense incurred on this note was $70,136 and $138,746 for the three and six months ended June 30, 2017, respectively, and $70,136 and $139,509 for the three and six months ended June 30, 2016, respectively.

As of June 30, 2017, scheduled principal payments due for each fiscal year ended December 31 are listed below as follows:

2017	$-
2018	22,044
2019	136,007
2020	7,219,449
Total	$7,377,500

Amended Revolving Credit Facility

On December 2, 2016, the Company, the Operating Partnership, as borrower, and certain subsidiaries (GMR Asheville LLC, GMR Watertown LLC, GMR Sandusky LLC, GMR East Orange LLC, GMR Omaha LLC, and GMR Reading LLC) (such subsidiaries, the “Subsidiary Guarantors”) of the Operating Partnership entered into a senior revolving credit facility (the “Credit Facility”) with BMO Harris Bank N.A., as Administrative Agent, which initially provided up to $75 million in revolving credit commitments for the Operating Partnership. The initial Credit Facility included an accordion feature that provided the Operating Partnership with additional capacity, subject to the satisfaction of customary terms and conditions of up to $125 million, for a total initial facility size of up to $200 million. On March 3, 2017, the Company, the Operating Partnership, as borrower, and the Subsidiary Guarantors of the Operating Partnership entered into an amendment to the Credit Facility with BMO Harris Bank N.A., as Administrative Agent, which increased the commitment amount to $200 million plus an accordion feature that allows for up to an additional $50 million of principal amount subject to certain conditions, for a total facility size of $250 million (the “Amended Credit Facility”). The Subsidiary Guarantors and the Company are guarantors of the obligations under the Amended Credit Facility. The amount available to borrow from time to time under the Amended Credit Facility is limited according to a quarterly borrowing base valuation of certain properties owned by the Subsidiary Guarantors. The initial termination date of the Amended Credit Facility is December 2, 2019, which could be extended for one year in the case that no event of default occurs.

Amounts outstanding under the Amended Credit Facility bear annual interest at a floating rate that is based, at the Operating Partnership’s option, on (i) adjusted LIBOR plus 2.00% to 3.00% or (ii) a base rate plus 1.00% to 2.00%, in each case, depending upon the Company’s consolidated leverage ratio. In addition, the Operating Partnership is obligated to pay a quarterly fee equal to a rate per annum equal to (x) 0.20% if the average daily unused commitments are less than 50% of the commitments then in effect and (y) 0.30% if the average daily unused commitments are greater than or equal to 50% of the commitments then in effect and determined based on the average daily unused commitments during such previous quarter.

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

During the six months ended June 30, 2017, the Company borrowed $141.8 million against the Amended Credit Facility and repaid $25 million using funds from the follow-on offering, for a net amount borrowed of $116.8 million. As of June 30, 2017 and December 31, 2016, the outstanding Amended Credit Facility balance was $144.5 million and $27.7 million, respectively. For the three and six months ended June 30, 2017, interest incurred on the Amended Credit Facility was $1,155,933 and $1,609,858, respectively. No interest expense was incurred for the three and six months ended June 30, 2016.

Note 5 – Stockholders’ Equity

Preferred Stock

The Company’s charter authorizes the issuance of 10,000,000 shares of preferred stock, par value $0.001 per share. As of June 30, 2017 and December 31, 2016, no shares of preferred stock were issued and outstanding.

Common Stock

The Company has 500,000,000 of authorized shares of common stock, $0.001 par value. As of June 30, 2017 and December 31, 2016, there were 21,105,675 and 17,605,675 outstanding shares of common stock.

On June 30, 2017, the Company closed a public underwritten offering of 3,500,000 shares of its common stock at a public offering price of $9.00 per share, resulting in gross proceeds of $31,500,000. After deducting underwriting discounts, advisory fees, and costs paid by the Company that were directly attributable to the offering, the Company received net proceeds from the offering of $29,553,232. The Company granted the underwriters an option to purchase a maximum of 525,000 additional shares of common stock from the Company at the public offering price, less underwriting discounts, which the underwriters exercised in full on July 18, 2017 and which closed on July 20, 2017. See Note 11 – “Subsequent Events.”

The Company contributed the net proceeds of the offering to its Operating Partnership in exchange for OP Units. The Operating Partnership used the net proceeds from the offering to repay $25,000,000 of its outstanding indebtedness under its revolving credit faculty and to fund acquisitions or for other general corporate purposes. The Operating Partnership invested the unexpended net proceeds of the follow-on offering in an interest-bearing account, which is consistent with its intention to qualify for taxation as a REIT.

On January 10, 2017 the Company paid the fourth quarter 2016 dividend that was announced on December 14, 2016 in the amount of $3,604,037.

On March 20, 2017, the Company announced the declaration of a cash dividend of $0.20 per share of common stock to stockholders of record as of March 27, 2017 and to the holders of the LTIP units that were granted on July 1, 2016 and December 21, 2016. This dividend, in the amount of $3,603,484, was paid on April 10, 2017.

On June 16, 2017, the Company announced the declaration of a cash dividend of $0.20 per share of common stock to stockholders of record as of June 27, 2017 and to the holders of the LTIP units that were granted on July 1, 2016, December 21, 2016 and May 8, 2017. This dividend, in the amount of $3,604,531, was accrued as of June 30, 2017 and paid on July 10, 2017.

In accordance with the above, during the six months ended June 30, 2017, the Company paid total dividends to holders of its common stock in the amount of $7,207,521. During the six months ended June 30, 2016, the Company paid total dividends to holders of its common stock in the amount of $285,703.

In accordance with the terms of the Company’s 2017 Annual Equity Bonus and Long-Term Equity Award Plan as disclosed in Note 7 – “Stock-Based Compensation,” as of June 30, 2017 the Company accrued a dividend of $0.20 per LTIP unit for each of the first and second quarters of 2017 on the aggregate annual and long-term LTIP units that are subject to retroactive receipt of dividends on the amount of LTIPs ultimately earned. The aggregate amount of the accrual as of June 30, 2017 was $96,405.

On March 2, 2016, ZH USA, LLC converted $15,000,000 of principal under its convertible debenture with the Company (the “Convertible Debenture”) into 1,176,656 shares of the Company’s unregistered common stock. The shares of unregistered common stock issuable to ZH USA, LLC under the Convertible Debenture are subject to customary anti-dilution rights in the event of stock splits, stock dividends and similar corporate events.

Note 6 – Related Party Transactions

Initial Management Agreement

On November 10, 2014, the Company entered into a management agreement, with an effective date of April 1, 2014, with Inter-American Management LLC (the “Advisor”), a Delaware limited liability company and an affiliate of the Company. ZH International Holdings Limited (formerly known as Heng Fai Enterprises, Ltd.), a Hong Kong limited company that is engaged in real estate development, investments, management and sales, hospitality management and investments and REIT management, is the 85% owner of the Advisor. ZH International Holdings Limited owns ZH USA, LLC, a related party and the Company’s former (pre initial public offering) majority stockholder. Under the terms of this initial management agreement, the Advisor is responsible for designing and implementing the Company’s business strategy and administering its business activities and day-to-day operations. For performing these services, the Company was obligated under the initial management agreement to pay the Advisor a base management fee equal to the greater of (a) 2.0% per annum of the Company’s net asset value (the value of the Company’s assets less the value of the Company’s liabilities), or (b) $30,000 per calendar month. Additionally, in accordance with the terms of the initial management agreement, during the prior year six-month period ended June 30, 2016, the Company expensed $754,000 in acquisition fees that were paid to the Advisor for acquisitions that were completed during that period.

Amended Management Agreement

Upon completion of the Company’s initial public offering on July 1, 2016, the Company and the Advisor entered into an amended and restated management agreement. Certain material terms of the amended and restated management agreement are summarized below:

Term and Termination

The initial term of the amended and restated management agreement will expire on the third anniversary of the closing date of the initial public offering and will automatically renew for an unlimited number of successive one-year periods thereafter, unless the agreement is not renewed or is terminated in accordance with its terms. If the board of directors of the Company (the “Board”) decides to terminate or not renew the amended and restated management agreement, the Company will generally be required to pay the Advisor a termination fee equal to three times the sum of the average annual base management fee and the average annual incentive compensation with respect to the previous eight fiscal quarters ending on the last day of the fiscal quarter prior to termination. Subsequent to the initial term, the Company may terminate the management agreement only under certain circumstances.

Base Management Fee

The Company pays its Advisor a base management fee in an amount equal to 1.5% of its stockholders’ equity per annum, calculated quarterly for the most recently completed fiscal quarter and payable in quarterly installments in arrears.

For purposes of calculating the base management fee, the Company’s stockholders’ equity means: (a) the sum of (1) the Company stockholders’ equity as of March 31, 2016, (2) the aggregate amount of the conversion price (including interest) for the conversion of the Company’s outstanding convertible debentures into common stock and OP Units upon completion of the initial public offering, and (3) the net proceeds from (or equity value assigned to) all issuances of equity and equity equivalent securities (including common stock, common stock equivalents, preferred stock, LTIP units and OP Units issued by the Company or the Operating Partnership) in the initial public offering, or in any subsequent offering (allocated on a pro rata daily basis for such issuances during the fiscal quarter of any such issuance), less (b) any amount that the Company pays to repurchase shares of its common stock or equity securities of the Operating Partnership. Stockholders’ equity also excludes (1) any unrealized gains and losses and other non-cash items (including depreciation and amortization) that have impacted stockholders’ equity as reported in the Company’s financial statements prepared in accordance with GAAP, and (2) one-time events pursuant to changes in GAAP, and certain non-cash items not otherwise described above, in each case after discussions between the Advisor and its independent directors and approval by a majority of the Company’s independent directors. As a result, the Company’s stockholders’ equity, for purposes of calculating the base management fee, could be greater or less than the amount of stockholders’ equity shown on its financial statements.

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

Per the terms of the amended management agreement, AFFO is calculated by adjusting the Company’s funds from operations, or FFO, by adding back acquisition and disposition costs, stock based compensation expenses, amortization of deferred financing costs and any other non-recurring or non-cash expenses, which are costs that do not relate to the operating performance of the Company’s properties, and subtracting loss on extinguishment of debt, straight line rent adjustment, recurring tenant improvements, recurring leasing commissions and recurring capital expenditures.

Management Fee Expense Incurred and Accrued Management Fees

For the three and six months ended June 30, 2017, management fees of $628,374 and $1,255,521, respectively, were incurred and expensed by the Company and during the six months ended June 30, 2017, the Company paid management fees to the Advisor in the amount of $1,247,856. For the three and six months ended June 30, 2016, management fees of $90,000 and $180,000, respectively, were incurred and expensed by the Company and during the six months ended June 30, 2016 the Company paid management fees to the Advisor in the amount of $150,000. As of June 30, 2017 and December 31, 2016, accrued management fees of $628,374 and $620,709, respectively, were due to the Advisor.

Allocated General and Administrative Expenses

Effective May 8, 2017, the Company and the Advisor entered into an agreement pursuant to which, for a period of one year commencing on May 8, 2017, the Company has agreed to reimburse the Advisor for $125,000 of the annual salary of Mr. Jamie Barber for his service as the General Counsel and Secretary of the Company, such reimbursement to be paid in arrears in 12 equal monthly installments beginning after the end of the month of May 2017 so long as Mr. Barber continues to be primarily dedicated to the Company in his capacity as its General Counsel and Secretary. In the future, the Company may receive additional allocations of general and administrative expenses from the Advisor that are either clearly applicable to or were reasonably allocated to the operations of the properties. Other than via the terms of the reimbursement agreement, there were no allocated general and administrative expenses from the Advisor for the three and six months ended June 30, 2017 or June 30, 2016.

Note Payable to Majority Stockholder

The Company has received funds from its majority stockholder ZH USA, LLC in the form of a non-interest bearing, due on demand note payable, which is classified as “Note payable to majority stockholder” on the accompanying Consolidated Balance Sheets. The Company repaid this loan in full during the three months ended June 30, 2017 and accordingly the balance of this note was zero and $421,000 as of June 30, 2017 and December 31, 2016, respectively.

Due to Related Parties, Net

A rollforward of the due (to) from related parties balance, net as of June 30, 2017, is as follows:

	Due to Advisor – Mgmt. Fees	Due to Advisor – Other Funds	Due (to) from Other Related Party	Total Due (To) From Related Parties, Net
Balance as of January 1, 2017	$(620,709)	(586)	40,384	(580,911)
Management fee expense incurred (a)	(1,255,521)	-	-	(1,255,521)
Management fees paid to Advisor (a)	1,247,856	-	-	1,247,856
Loan received from Advisor (b)	-	(9,830)	-	(9,830)
Loan received from other related party (c)	-	-	(40,384)	(40,384)
Balance as of June 30, 2017	$(628,374)	(10,416)	-	(638,790)

(a)	Net amount accrued of $7,665 consists of $1,255,521 in management fee expense incurred, net of $1,247,856 of accrued management fees that were paid to the Advisor. This represents a cash flow operating activity.
(b)	Amount represents expenses paid by the Advisor on the Company’s behalf. This represents a cash flow financing activity.
(c)	Amount represents the repayment of previous loans made by the Company to related parties This represents a cash flow investing activity.

Note 7 – Stock-Based Compensation

On May 8, 2017 and February 28, 2017, the Board approved the recommendations of the Compensation Committee of the Board (the “Compensation Committee”) with respect to the granting of 2017 annual performance-based equity incentive awards in the form of LTIP units (the “Annual Awards”) and long-term performance-based LTIP awards (the “Long-Term Awards”) to the executive officers of the Company and other employees of the Company’s external manager who perform services for the Company (the “2017 Program”). None of the LTIP units awarded under the 2017 Program have been earned by the participants as of June 30, 2017.

The 2017 Program is a part of the Company’s 2016 Plan and therefore the Annual Awards and Long-Term Awards were awarded pursuant to the 2016 Plan. The purpose of the 2016 Plan is to attract and retain qualified persons upon whom, in large measure, the Company’s sustained progress, growth and profitability depend, to motivate the participants to achieve long-term company goals and to more closely align the participants’ interests with those of the Company’s other stockholders by providing them with a proprietary interest in the Company’s growth and performance. The Company’s executive officers, employees, employees of its advisor and its affiliates, consultants and non-employee directors are eligible to participate in the 2016 Plan.

The LTIP units awarded under the 2017 Program on both February 28, 2017 and March 8, 2017 are as follows:

Annual Awards on February 28, 2017	97,243
Long-Term Awards on February 28, 2017	147,081
Total LTIP units awarded on February 28, 2017	244,324
Additional Annual and Long-Term awards on March 8, 2017	12,363
Total 2017 Program LTIP units awarded as of June 30, 2017	256,687
2017 Program LTIP units forfeited during the six months ended June 30, 2017	(16,331)
Total 2017 Program LTIP units awarded as of June 30, 2017	240,356

The LTIP units granted under the 2016 Plan (excluding 2017 Program awards) and subsequent activity during the six months ended June 30, 2017, is as follows:

LTIP units granted on July 1, 2016	358,250
LTIP units granted on December 21, 2016	56,254
Total LTIP units granted for the year ended December 31, 2016	414,504
Additional LTIP units granted during the six months ended June 30, 2017	21,205
Total 2016 Plan LTIP units granted as of June 30, 2017	435,709
2016 Plan LTIP units forfeited during the six months ended June 30, 2017	(2,760)
Total 2016 Plan LTIP units issued and outstanding as of June 30, 2017	432,949

Under the 2016 Plan a total of 1,232,397 shares of common stock are available to be granted or issued in respect of other equity-based awards such as LTIP units. Shares subject to awards under the 2017 Program and the 2016 Plan that are forfeited, cancelled, lapsed, settled in cash or otherwise expired (excluding shares withheld to satisfy exercise prices or tax withholding obligations) will again be available for grant. The 2017 Program is administered by the Compensation Committee, which will interpret the 2017 Program and the Compensation Committee has broad discretion to select the eligible individuals to whom awards will be granted, as well as the type, size and terms and conditions of each award, including the fair market value of LTIP units, the exercise price of options, the number of shares subject to awards and the expiration date of, and the vesting schedule or other restrictions (including, without limitation, restrictive covenants) applicable to, awards.

2017 Program – Performance Based Awards

Of the 256,687 LTIP units that were granted under the 2017 Program (prior to forfeitures) during the six months ended June 30, 2017, an aggregate of 102,473 target LTIP units were awarded under the Annual Awards and an aggregate of 154,214 target LTIP units were awarded under the Long-Term Awards. All of the 256,687 LTIP units were granted to non-employees. The number of target LTIP units comprising each Annual Award was based on the closing price of the Company’s common stock reported on the New York Stock Exchange (“NYSE”) on the dates of grant (February 28, 2017 and May 8, 2017) and the number of target LTIP Units comprising each Long-Term Award was based on the fair value of the Long-Term Awards as determined by an independent valuation consultant, in each case rounded to the next whole LTIP unit in order to eliminate fractional units. An aggregate of 16,331 units awarded on February 28, 2017 to one of the Company’s officers were forfeited in connection with his resignation and will not be eligible to vest.

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

The Monte Carlo simulation is a generally accepted statistical technique used, in this instance, to simulate a range of possible future stock prices for the Company and the members of the SNL Healthcare REIT Index (the “Index”) over the Performance Period (February 28, 2017 to February 27, 2020 and May 8, 2017 to May 7, 2020, respectively). The purpose of this modeling is to use a probabilistic approach for estimating the fair value of the performance share award for purposes of accounting under ASC Topic 718. ASC Topic 505 does not provide guidance on how to derive a fair value, so the valuation defaults to that described in ASC Topic 718.

The assumptions used in the Monte Carlo simulation include beginning average stock price, valuation date stock price, expected volatilities, correlation coefficients, risk-free rate of interest, and expected dividend yield. The beginning average stock price is the beginning average stock price for the Company and each member of the Index for the five trading days leading up to the grant date. The valuation date stock price is the closing stock price of the Company and each of the peer companies in the Index on the grant date for the grant date fair value, and the closing stock price on June 30, 2017 for revaluation. The expected volatilities are modeled using the historical volatilities for the Company and the members of the Index. The correlation coefficients are calculated using the same data as the historical volatilities. The risk-free rate of interest is taken from the U.S. Treasury website, and relates to the expected life of the remaining performance period on valuation or revaluation. Lastly, the dividend yield assumption is 0.0%, which is mathematically equivalent to reinvesting dividends in the issuing entity, which is part of the Company’s award agreement assumptions.

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

Distributions. Pursuant to both the LTIP Annual Award Agreements and LTIP Long-Term Award Agreements, distributions equal to the dividends declared and paid by the Company will accrue during the applicable performance period on the maximum number of LTIP Units that the grantee could earn and will be paid with respect to all of the earned LTIP Units at the conclusion of the applicable performance period, in cash or by the issuance of additional LTIP Units at the discretion of the Compensation Committee

2016 Plan – Time Based Grants (excludes 2017 Program - Performance Based Awards)

Of the 21,205 LTIP units that were granted during the six months ended June 30, 2017, there were 5,230 LTIP units granted to an employee of the Advisor on May 8, 2017 and the remaining 15,975 LTIP units were granted to the Company’s independent directors on May 18, 2017.

Of the aggregate 435,709 LTIP units that were granted under the 2016 Plan (prior to forfeitures), 60,400 units vested immediately on July 1, 2016 upon completion of the Company’s initial public offering (the “IPO Units”), 68,900 LTIP units vested on December 1, 2016, and an additional 28,058 LTIP units vested immediately as a result of individuals leaving the Company (a total of 157,358 vested units as of June 30, 2017). Additionally, there was an aggregate of 2,760 forfeited units that were not vested. The remaining unvested 275,591 LTIP units (the “Service LTIPs”), net of forfeitures, consists of 245,866 units granted to employees of the Advisor and its affiliates deemed to be non-employees in accordance with ASC Topic 505 and vest over periods of 36 months to 53 months, from the grant date, dependent on the population granted to, as well as 29,725 units granted to the Company’s independent directors (that were treated as employees in accordance with ASC Topic 718), and vest over a period of 12 months from the grant dates. Of the 29,725 LTIP units granted to the independent directors, 15,975 LTIP units and 13,750 LTIP units were granted on May 18, 2017 and July 1, 2016, respectively.

Detail of Compensation Expense Recognized For The Three and Six Months Ended June 30, 2017

The Company incurred compensation expense of $720,827 and $1,140,437 for the three and six months ended June 30, 2017, respectively, related to the grants awarded under the 2017 Program and the 2016 Plan. Compensation expense is classified as “General and Administrative” expense in the Company’s accompanying Consolidated Statements of Operations. A detail of compensation expense recognized during the three and six months ended June 30, 2017, is as follows:

	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017
2016 Plan – Time Based Grants:
Service LTIPs – non-employee	$388,446	$675,110
Service LTIPs – employee	34,282	67,400
2017 Program – Performance Based Awards:
Annual awards – non-employee	196,473	260,942
Long-term awards – non-employee	101,626	136,985
Total compensation expense	$720,827	$1,140,437

Note 8 – Rental Revenue

The aggregate annual minimum cash to be received by the Company on the noncancelable operating leases related to its portfolio of facilities in effect as of June 30, 2017, are as follows for the subsequent years ended December 31 as listed below.

2017	$13,462,711
2018	27,267,065
2019	27,784,451
2020	28,293,482
2021	26,301,273
Thereafter	219,992,680
Total	$343,101,662

For the three months ended June 30, 2017, the HealthSouth facilities constituted approximately 21% of the Company’s rental revenue, the OCOM facilities constituted approximately 17% of the Company’ rental revenue, the Great Bend facility constituted approximately 9% of the Company’s rental revenue, the Omaha and Plano facilities each constituted approximately 6% of the Company’s rental revenue, and the Tennessee facilities constituted approximately 5% of the Company’s rental revenue. All other facilities in the Company’s portfolio constituted the remaining 36% of the total rental revenue with no individual facility constituting greater than approximately 4% of total rental revenue.

For the six months ended June 30, 2017, the HealthSouth facilities constituted approximately 25% of the Company’s rental revenue, the OCOM facilities constituted approximately 10% of the Company’ rental revenue, the Omaha facility constituted approximately 8% of the Company’s rental revenue, the Plano facility constituted approximately 7% of the Company’s rental revenue, the Tennessee and Great Bend facilities each constituted approximately 6% of the Company’s rental revenue, and the Marina Towers facility constituted approximately 5% of the Company’s rental revenue. All other facilities in the Company’s portfolio constituted the remaining 33% of the total rental revenue with no individual facility constituting greater than approximately 4% of total rental revenue.

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

Note 9 – Omaha and Clermont Land Leases

The Omaha facility land lease initially was to expire in 2023 with options to renew up to 60 years. However, the Company exercised two five-year lease renewal options and therefore the land lease currently expires in 2033, subject to future renewal options by the Company. Under the terms of the Omaha land lease, annual rents increase 12.5% every fifth anniversary of the lease. The initial Omaha land lease increase occurred in April 2017. During the three and six months ended June 30, 2017, the Company expensed $18,154 and $36,308, respectively, related to the Omaha land lease. During the three and six months ended June 30, 2016, the Company also expensed $18,154 and $36,308, respectively, related to this lease.

On March 1, 2017, the Company acquired an interest, as ground lessee, in the ground lease that covers and affects certain real property located in Clermont, Florida, along with the seller’s right, title and interest arising under the ground lease in and to the medical building located upon the land. The ground lease expense is a pass-through to the tenant so no expense related to this ground lease is recorded on the Company’s Consolidated Statements of Operations. The Clermont ground lease commenced in 2012 and has an initial term of seventy-five years.

The aggregate minimum cash payments to be made by the Company on the Omaha land lease and the Clermont land lease in effect as of June 30, 2017, are as follows for the subsequent years ended December 31; as listed below.

2017	$37,251
2018	78,245
2019	81,987
2020	81,987
2021	81,987
Thereafter	1,883,702
Total	$2,245,159

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

Note 11 – Subsequent Events

Summary of Properties under Purchase Agreements Subsequent to June 30, 2017

Austin Facility

The Company entered into a purchase contract, effective July 5, 2017, (the “Austin Purchase Agreement”) with Norvin Austin Rehab LLC, a Delaware limited liability company and an affiliate of Norvin Healthcare Properties (the “Austin Seller”), to acquire (i) an inpatient rehabilitation facility in Austin, Texas (the “Rehab Center”) and (ii) land that has been planned to accommodate the development of a long-term acute care hospital (together with the Rehab Center, the “Austin Facility”), and the tenant shall have the right during the initial lease term to cause the landlord to develop such land, at the landlord’s sole cost and expense, so long as both the landlord and tenant agree to a development plan and the lease terms that will govern the tenant’s occupancy of such development upon its completion. The aggregate purchase price of the Austin Facility is $40,650,000.

The Austin Seller currently leases the Austin Facility to CTRH, LLC, which is a joint venture between subsidiaries of Kindred Healthcare and Seton Healthcare, which is part of the Ascension Health System, pursuant to an absolute triple-net lease agreement (the “Austin Facility Lease”). Upon the closing of the acquisition of the Austin Facility, the Company intends, through a wholly-owned subsidiary of the Company’s Operating Partnership, to assume the Austin Facility Lease.

The Company’s obligation to close the acquisition is subject to certain conditions. The Company has the right to terminate, without penalty, the Austin Purchase Agreement on or before August 14, 2017, if, in its sole discretion, it is not satisfied with the results of its ongoing due diligence investigation. If the Company does not terminate the contract by August 14, 2017, the Company’s earnest money deposit in the amount of $300,000 becomes non-refundable, and the Company must deposit an additional earnest money deposit in the amount of $300,000, for a total of $600,000 in earnest money funds, which will then be non-refundable except in the event of an Austin Seller default or failure of a condition to closing. The Austin Purchase Agreement is also subject to other customary terms and conditions as set forth in the Austin Purchase Agreement. Although the Company believes completion of this acquisition is probable, there is no assurance that the Company will close this acquisition. The Company expects this acquisition to be completed during the third quarter of 2017 and intends to fund the acquisition using borrowings from its revolving credit facility.

Dividend Paid

On July 10, 2017 the Company paid the second quarter 2017 dividend that was announced on June 16, 2017 in the amount of $3,604,531.

Follow-On Offering Over-Allotment Exercised

On July 20, 2017 the Company closed the over-allotment option granted to the underwriters in the previously disclosed follow-on offering, resulting in the issuance of an additional 525,000 shares of the Company’s common stock for gross proceeds of $4,725,000. After deducting underwriting discounts, advisory fees, and other offering expenses, the Company received net proceeds of $4,465,125 related to the shares of common stock issued pursuant to the exercise of the over-allotment option.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our financial statements included herein, including the notes to those financial statements, included elsewhere in this Report.

Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Report”) contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). In particular, statements pertaining to our capital resources, healthcare facility performance and results of operations, among others, contain forward-looking statements. You can identify forward-looking statements by the use of forward-looking terminology including, but not limited to, “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates” or “anticipates” or the negative of these words and phrases or similar words or phrases which are predictions of or indicate future events or trends and which do not relate solely to historical matters. You can also identify forward-looking statements by discussions of strategy, plans or intentions.

Forward-looking statements involve numerous risks and uncertainties and you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data or methods which may be incorrect or imprecise and we may not be able to realize them. We do not guarantee that the transactions and events described will happen as described (or that they will happen at all). The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

•	defaults on or non-renewal of leases by tenant-operators;
•	decreased rental rates or increased vacancy rates;
•	difficulties in identifying healthcare facilities to acquire and completing such acquisitions;
•	general economic conditions;
•	adverse economic or real estate developments, either nationally or in the markets in which our facilities are located;
•	our failure to generate sufficient cash flows to service our outstanding indebtedness;
•	fluctuations in interest rates and increased operating costs;
•	our ability to deploy the debt and equity capital we raise;
•	our ability to raise additional equity and debt capital on terms that are attractive or at all;
•	our ability to make distributions on shares of our common stock;
•	general volatility of the market price of our common stock;
•	our lack of significant operating history;
•	changes in our business or strategy;
•	our dependence upon key personnel whose continued service is not guaranteed;
•	our ability to identify, hire and retain highly qualified personnel in the future;
•	the degree and nature of our competition;
•	changes in governmental regulations, tax rates and similar matters;
•	competition for investment opportunities;
•	our failure to successfully develop, integrate and operate acquired healthcare facilities and operations;
•	changes in accounting policies generally accepted in the United States of America (“GAAP”);
•	lack of or insufficient amounts of insurance;
•	other factors affecting the real estate industry generally;
•	our failure to qualify and maintain our qualification as a real estate investment trust (“REIT”) for U.S. federal income tax purposes;
•	limitations imposed on our business and our ability to satisfy complex rules in order for us to qualify as a REIT for U.S. federal income tax purposes; and
•	changes in governmental regulations or interpretations thereof, such as real estate and zoning laws and increases in real property tax rates and taxation of REITs.

See Item 1A. Risk Factors in Amendment No. 2 of our Annual Report on Form 10-K for the year ended December 31, 2016 for further discussion of these and other risks, as well as the risks, uncertainties and other factors discussed in this Report and identified in other documents we may file with the United States Securities and Exchange Commission (the “SEC”) from time to time. You should carefully consider these risks before making any investment decisions in our company. New risks and uncertainties may also emerge from time to time that could materially and adversely affect us. While forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance. We disclaim any obligation to update or revise any forward-looking statement to reflect changes in underlying assumptions or factors, of new information, data or methods, future events or other changes after the date of this Report, except as required by applicable law. You should not place undue reliance on any forward-looking statements that are based on information currently available to us or the third parties making the forward-looking statements.

Background

Global Medical REIT Inc. (the “Company,” “us,” “we,” or “our”) is an externally-managed, Maryland corporation engaged primarily in the acquisition of licensed, state-of-the-art, purpose-built healthcare facilities and the leasing of these facilities to strong clinical operators with leading market share. We were originally incorporated in the state of Nevada on March 18, 2011 and re-domiciled into a Maryland corporation, effective January 6, 2014. We intend to elect to be taxed as a REIT for U.S. federal income tax purposes, commencing with our taxable year ended December 31, 2016. We formed our operating partnership, Global Medical REIT L.P., a Delaware limited partnership (the “Operating Partnership”) in March 2016 and contributed all of our then-owned healthcare facilities to the Operating Partnership in exchange for common units of limited partnership interest in the Operating Partnership. We wholly own Global Medical REIT GP, LLC, a Delaware limited liability company, which is the sole general partner of our Operating Partnership. We intend to conduct all future acquisition activity and operations through our Operating Partnership.

On November 10, 2014, we entered into a Management Agreement, with an effective date of April 1, 2014, with our affiliate, Inter-American Management, LLC (our “Advisor”). This Management Agreement was amended and restated on July 1, 2016. See Note 6 – “Related Party Transactions” for additional information on these agreements.

Recent Developments

Completed Follow-On Offering

On June 30, 2017, the Company closed a public underwritten offering of 3,500,000 shares of its common stock at a public offering price of $9.00 per share, resulting in gross proceeds of $31,500,000. After deducting underwriting discounts, advisory fees, and costs paid by the Company that were directly attributable to the offering, the Company received net proceeds from the offering of $29,553,232. The Company granted the underwriters an option to purchase a maximum of 525,000 additional shares of common stock from the Company at the public offering price, less underwriting discounts, which the underwriters exercised in full on July 18, 2017 and which closed on July 20, 2017, resulting in the issuance of an additional 525,000 shares of the Company’s common stock for gross proceeds of $4,725,000. After deducting underwriting discounts, advisory fees, and other offering expenses, the Company received net proceeds of $4,465,125 related to the shares of common stock issued pursuant to the exercise of the over-allotment option.

Completed Acquisitions

During the three months ended June 30, 2017, we completed four acquisitions and during the six-month period ended June 30, 2017, we completed 12 acquisitions. A summary description of the facilities acquired is contained in Note 3 – “Property Portfolio,” to the notes to the consolidated financial statements.

Trends Which May Influence Results of Operations

We believe the following trends in the healthcare real estate market positively impact our lease revenues and the ability to make distributions to our shareholders:

•	growing healthcare expenditures;
•	an aging population;
•	a continuing shift towards outpatient care;
•	physician practice group and hospital consolidation;
•	healthcare industry employment growth;
•	expected monetization and modernization of healthcare real estate; and
•	a highly fragmented healthcare real estate market.

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

Purchase of Real Estate

Transactions in which real estate assets are purchased that are not subject to an existing lease are treated as asset acquisitions and are recorded at their purchase price, including capitalized acquisition costs, which is allocated to land and building based upon their relative fair values at the date of acquisition. Transactions in which real estate assets are acquired either subject to an existing lease or as part of a portfolio level transaction with significant leasing activity are treated as business combinations under Accounting Standards Codification (“ASC”) Topic 805, Business Combinations, and the assets acquired and liabilities assumed, including identified intangible assets and liabilities, are recorded at their fair value. Fair value is determined based upon the guidance of ASC Topic 820, Fair Value Measurements and Disclosures and generally are determined using Level 2 inputs, such as rent comparables, sales comparables, and broker indications. Although Level 3 Inputs are utilized, they are minor in comparison to the Level 2 data used for the primary assumptions. The determination of fair value involves the use of significant judgment and estimates. We make estimates to determine the fair value of the tangible and intangible assets acquired and liabilities assumed using information obtained from multiple sources, including pre-acquisition due diligence, and we routinely utilize the assistance of a third party appraiser. Initial valuations are subject to change until the information is finalized, no later than 12 months from the acquisition date. We expense transaction costs associated with acquisitions accounted for as business combinations in the period incurred.

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

The fair value of above-or-below market leases is estimated based on the present value (using an interest rate which reflected the risks associated with the leases acquired) of the difference between contractual amounts to be received pursuant to the leases and management’s estimate of market lease rates measured over a period equal to the estimated remaining term of the lease. An above market lease is classified as an intangible asset and a below market lease is classified as an intangible liability. The capitalized above-market or below-market lease intangibles are amortized as a reduction of, or an addition to, rental income over the estimated remaining term of the respective leases. The capitalized above-market lease intangible is amortized as a reduction of rental revenue and the below-market lease intangible is amortized as an addition to rental revenue over the estimated remaining term of the respective leases.

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

The Company consistently assesses the need for an allowance for doubtful accounts, including an allowance for operating lease straight-line rent receivables, for estimated losses resulting from tenant defaults, or the inability of tenants to make contractual rent and tenant recovery payments. The Company also monitors the liquidity and creditworthiness of its tenants and operators on a continuous basis. This evaluation considers industry and economic conditions, property performance, credit enhancements and other factors. For operating lease straight-line rent amounts, the Company's assessment is based on amounts estimated to be recoverable over the term of the lease. As of June 30, 2017 and December 31, 2016, no allowance was recorded as it was not deemed necessary.

Fair Value of Financial Instruments

Fair value is a market-based measurement and should be determined based on the assumptions that market participants would use in pricing an asset or liability. In accordance with ASC Topic 820, the valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The three levels are defined as follows:

• Level 1 -	Inputs to the valuation methodology are quoted prices for identical assets or liabilities in active markets;

• Level 2 -	Inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument; and

• Level 3 -	Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The Company considers the carrying values of cash and cash equivalents, escrow deposits, accounts and other receivables, and accounts payable and accrued expenses to approximate the fair value for these financial instruments because of the short period of time since origination or the short period of time between origination of the instruments and their expected realization. Due to the short-term nature of these instruments, Level 1 and Level 2 inputs are utilized to estimate the fair value of these financial instruments. The fair values determined related to the Company’s transactions that are accounted for as business combinations primarily utilizes Level 2 inputs since there is heavy reliance on market observable data such as rent comparables, sales comparables, and broker indications. Although some Level 3 inputs are utilized they are minor in comparison to the Level 2 data used for the primary assumptions as it relates to business combination valuations.

Stock-Based Compensation

The Company expenses the fair value of LTIP unit awards in accordance with the fair value recognition requirements of ASC Topic 718, Compensation-Stock Compensation, and ASC Topic 505, Equity. Under ASC Topic 718, the Company’s independent directors are deemed to be employees and therefore compensation expense for these LTIP units is recognized based on the price of $10.00 per unit, the closing share price for the Company’s common stock at the closing date of the initial public offering on July 1, 2016, ratably over the 12-month service period, using the straight line method. Under ASC Topic 505, the employees of the Advisor and its affiliates are deemed to be non-employees of the Company and therefore compensation expense for these units is recognized using the share price of the Company’s common stock at the end of the reporting period ratably over the relevant service period using the straight line method. Annual performance awards will vest in equal portions at the end of the one-year performance period and one year from that date. Long-term performance awards vest in equal portions on the completion of the three-year performance period, and on the one-year anniversary of that date. Annual and long-term award targets were granted on February 28, 2017 and May 8, 2017.

Consolidated Results of Operations

The major factor that resulted in variances in our results of operations for each revenue and expense category for the three and six months ended June 30, 2017, compared to the three and six months ended June 30, 2016 is the fact that as of June 30, 2017 our portfolio consisted of facilities from a total of 26 acquisitions, whereas as of June 30, 2016 our portfolio consisted of facilities from a total of seven acquisitions.

As of June 30, 2017, the Company had the following properties in its portfolio from 26 acquisitions:

•	Sherman Facility (acquired June 30, 2017)
•	Brockport Facility (acquired June 27, 2017)
•	Flower Mound Facility (acquired June 27, 2017)
•	Sandusky Facility (one building – acquired April 21, 2017)
•	Oklahoma City Facility (acquired March 31, 2017)
•	Great Bend Facility (acquired March 31, 2017)
•	Sandusky Facility (one building – acquired March 10, 2017)
•	Clermont Facility (acquired March 1, 2017)
•	Prescott Facility (acquired February 9, 2017)
•	Las Cruces Facility (acquired February 1, 2017)
•	Cape Coral facility (acquired January 10, 2017)
•	Lewisburg Facility (acquired January 12, 2017)
•	HealthSouth facilities (acquired December 20, 2016)
•	Ellijay facilities (acquired December 16, 2016)
•	Carson City facilities (acquired October 31, 2016)
•	Sandusky facilities (five buildings - acquired October 7, 2016)
•	Watertown (acquired September 30, 2016)
•	East Orange (acquired September 29, 2016)
•	Reading (acquired July 20, 2016)
•	Melbourne (acquired March 31, 2016)
•	Westland (acquired March 31, 2016)
•	Plano (acquired January 28, 2016)
•	Tennessee facilities (acquired December 31, 2015)
•	West Mifflin (acquired September 25, 2015)
•	Asheville (acquired September 19, 2014)
•	Omaha (acquired June 5, 2014)

As of June 30, 2016 the Company had the following properties in its portfolio from seven acquisitions:

•	Melbourne (acquired March 31, 2016)
•	Westland (acquired March 31, 2016)
•	Plano (acquired January 28, 2016)
•	Tennessee facilities (acquired December 31, 2015)
•	West Mifflin (acquired September 25, 2015)
•	Asheville (acquired September 19, 2014)
•	Omaha (acquired June 5, 2014)

Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016

	For the Three Months Ended
	June 30, 2017	June 30, 2016	$ Change
Revenue
Rental revenue	$6,666,538	1,762,769	4,903,769
Expense recoveries	697,639	-	697,639
Other income	58,769	7,890	50,879
Total revenue	7,422,946	1,770,659	5,652,287

Expenses
Acquisition fees	536,069	-	536,069
General and administrative	2,580,874	368,210	2,212,664
Management fees – related party	628,374	90,000	538,374
Depreciation expense	1,850,587	544,002	1,306,585
Amortization expense	459,308	-	459,308
Interest expense	1,990,499	1,262,646	727,853
Total expenses	8,045,711	2,264,858	5,780,853
Net loss	$(622,765)	(494,199)	(128,566)

Revenue

Total Revenue

Total revenue for the three months ended June 30, 2017 was $7,422,946, compared to $1,770,659 for the same period in 2016, an increase of $5,652,287. The increase is primarily the result of rental revenue earned from the facilities acquired subsequent to June 30, 2016. No facilities were acquired during the three months ended June 30, 2016. Additionally, $697,639 in revenue was recognized as expense recoveries during the three month period ended June 30, 2017, which related to tenant reimbursement of real estate taxes, insurance, and other operating expenses that are recognized as expense recovery revenue. The reimbursements are recorded on a gross basis (i.e. we recognize an equivalent increase in revenue (expense recoveries) and expense (general and administrative)), as we are generally the primary obligor with respect to real estate taxes and purchasing goods and services from third-party suppliers.

Expenses

Acquisition Fees

Acquisition fees to unrelated parties for the three months ended June 30, 2017 were $536,069, compared to zero for the same period in 2016. These acquisition fees were primarily incurred on our acquisitions during the second quarter of 2017 that were accounted for as business combinations. Prior to the effective date of our amended and restated management agreement with our Advisor, which became effective on July 1, 2016 (the “Amended and Restated Management Agreement”), our acquisition fees were payable to our Advisor and, therefore, reported as “Acquisition Fees – related party”. Because we had no acquisitions during the three months ended June 30, 2016, our “Acquisition Fees – related party” for that period was zero.

General and Administrative

General and administrative expenses for the three months ended June 30, 2017 were $2,580,874, compared with $368,210 for the same period in 2016, an increase of $2,212,664. The increase reflects a general increase in this expense category (insurance, legal, business development) as a result of the facilities acquired subsequent to June 30, 2016. Additionally, the second quarter of 2017 includes $720,827 of non-cash compensation expense incurred related to the LTIP units that were granted in accordance with the Company’s long-term incentive plan, which was not incurred during the prior year quarter. Additionally, as discussed above, $697,639 of our general and administrative expense related to tenant expenses for which we are the primary obligor but also for which we receive reimbursement from the tenant under the applicable lease.

Management Fees – related party

Management fees for the three months ended June 30, 2017 were $628,374, compared with $90,000 for the same period in 2016, an increase of $538,374. The management fee for the second quarter of 2017 was calculated based upon the terms of the Amended and Restated Management Agreement, which requires an annual base management fee equal to 1.5% of our stockholders’ equity. The management fee for the same quarter in 2016 was based on a monthly fee of $30,000 in accordance with the terms of the previous management agreement.

Depreciation Expense

For the three months ended June 30, 2017 depreciation expense was $1,850,587, compared with $544,002 for the same period in 2016, an increase of $1,306,585. The increase results primarily from depreciation expense incurred on the facilities acquired subsequent to June 30, 2016.

Amortization Expense

Amortization expense incurred for the three months ended June 30, 2017 was $459,308, compared to zero for the same period in 2016. Amortization expense was incurred on the in-place lease and leasing cost intangible assets recognized from our acquisitions that were accounted for as business combinations. We had no acquisitions during the second quarter of 2016.

Interest Expense

For the three months ended June 30, 2017, interest expense was $1,990,499, compared with $1,262,646 for the same period in 2016, an increase of $727,853. This increase primarily relates to interest incurred on the draws from the Company’s revolving credit facility (the credit facility was entered into in December 2016) as well as amortization of the deferred financing costs incurred on the revolving credit facility, which is recorded as interest expense. The increase was partially offset by the fact that we repaid in full related party convertible debt and the third-party loans on the Omaha and Asheville facilities as of December 31, 2016 (this debt was outstanding during the entire second quarter of 2016) and therefore no interest expense was incurred on this debt during the second quarter of 2017.

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016

	For the Six Months Ended
	June 30, 2017	June 30, 2016	$ Change
Revenue
Rental revenue	$11,295,797	3,061,747	8,234,050
Expense recoveries	697,639	-	697,639
Other income	88,368	22,971	65,397
Total revenue	12,081,804	3,084,718	8,997,086

Expenses
Acquisition fees	1,478,542	-	1,478,542
Acquisition fees – related party	-	754,000	(754,000)
General and administrative	4,198,322	1,256,739	2,941,583
Management fees – related party	1,255,521	180,000	1,075,521
Depreciation expense	3,196,640	942,832	2,253,808
Amortization expense	802,908	-	802,908
Interest expense	3,090,579	2,391,909	698,670
Total expenses	14,022,512	5,525,480	8,497,032
Net loss	$(1,940,708)	(2,440,762)	500,054

Revenue

Total Revenue

Total revenue for the six months ended June 30, 2017 was $12,081,804, compared to $3,084,718 for the same period in 2016, an increase of $8,997,086. The increase is primarily the result of rental revenue derived from the facilities acquired subsequent to June 30, 2016 as well as from the recognition of a full six months of rental revenue relating to acquisitions that occurred during the six months ended June 30, 2016. Additionally, $697,639 in revenue was recognized as expense recoveries during the six-month period ended June 30, 2017, which related to tenant reimbursement of real estate taxes, insurance, and other operating expenses that are recognized as expense recovery revenue. The reimbursements are recorded on a gross basis (i.e. we recognize an equivalent increase in revenue (expense recoveries) and expense (general and administrative)), as we are generally the primary obligor with respect to real estate taxes and purchasing goods and services from third-party suppliers.

Expenses

Acquisition Fees

Acquisition fees to unrelated parties for the six months ended June 30, 2017 were $1,478,542, compared to zero for the same period in 2016. These acquisition fees were primarily incurred on our acquisitions during the six-month period ended June 30, 2017 that were accounted for as business combinations. As discussed in the “Acquisition Fees – related party” discussion below, prior to the effective date of our Amended and Restated Management Agreement, our acquisition fees were payable to our Advisor.

Acquisition Fees – related party

Related party acquisition fees for the six months ended June 30, 2017 were zero, compared with $754,000 for the same period in 2016. Related party acquisition fees for the six months ended June 30, 2016 consisted of $350,000, $309,000 and $95,000 that were expensed in connection with the acquisitions of the Plano Facility, the Melbourne Facility, and the Westland Facility, respectively. Pursuant to our original management agreement, the acquisition fees payable to our Advisor were computed at a rate of 2% of the purchase price of the facility and, subsequent to July 1, 2016, our acquisitions were no longer subject to this fee.

General and Administrative

General and administrative expenses for the six months ended June 30, 2017 were $4,198,322, compared with $1,256,739 for the same period in 2016, an increase of $2,941,583. The increase reflects a general increase in this expense category (insurance, legal, business development) as a result of the facilities acquired subsequent to June 30, 2016 and the recognition of general and administrative expenses for the full six-month period related to acquisitions completed during the six months ended June 30, 2016. The six-month period ended June 30, 2017 also includes $1,140,437 of non-cash compensation expense incurred related to the LTIP units that were granted in accordance with the Company’s long-term incentive plan, which was not incurred during the prior year period. Additionally, as discussed above, $697,639 of our general and administrative expense related to tenant expenses for which we are the primary obligor but also for which we receive reimbursement from the tenant under the applicable lease.

Management Fees – related party

Management fees for the six months ended June 30, 2017 were $1,255,521, compared with $180,000 for the same period in 2016, an increase of $1,075,521. The six-month period ended June 30, 2017 management fee was calculated based upon the terms of the Amended and Restated Management Agreement, which requires an annual base management fee equal to 1.5% of our stockholders’ equity. The management fee for the same period in 2016 was based on a monthly fee of $30,000 in accordance with the terms of the previous management agreement.

Depreciation Expense

For the six months ended June 30, 2017 depreciation expense was $3,196,640, compared with $942,832 for the same period in 2016, an increase of $2,253,808. The increase results from depreciation expense incurred on the facilities acquired subsequent to June 30, 2016 and the recognition of depreciation expense for a full six-month period related to acquisitions completed during the six months ended June 30, 2016.

Amortization Expense

Amortization expense incurred for the six months ended June 30, 2017 was $802,908, compared to zero for the same period in 2016. Amortization expense was incurred on the in-place lease and leasing cost intangible assets recognized from our acquisitions that were accounted for as business combinations. We had no acquisitions that were accounted for as business combinations during the six-month period ended June 30, 2016.

Interest Expense

For the six months ended June 30, 2017 interest expense was $3,090,579, compared with $2,391,909 for the same period in 2016, an increase of $698,670. This increase primarily relates to interest incurred on the draws from the Company’s revolving credit facility (the credit facility was entered into in December 2016), amortization of the deferred financing costs incurred on the revolving credit facility, which is recorded as interest expense, and from a full six months of interest incurred on the Cantor Loan, which was procured on March 31, 2016. The increase was partially offset by the fact that we repaid in full related party convertible debt and the third-party loans on the Omaha and Asheville facilities as of December 31, 2016 (this debt was outstanding during the entire six months ended June 30, 2016) and therefore no interest expense was incurred on this debt during the six-month period ended June 30, 2017.

Assets and Liabilities

As of June 30, 2017 and December 31, 2016, our principal assets consisted of investments in real estate, net; cash; and acquired lease intangible assets, net. As of June 30, 2017 and December 31, 2016, our liquid assets consisted primarily of cash of $12.0 million and $19.7 million, respectively.

The increase in our investments in real estate, net, (excluding intangible assets and liabilities acquired) to $331.6 million as of June 30, 2017, compared to $196.4 million as of December 31, 2016, was primarily the result of the 12 acquisitions that were completed during the six months ended June 30, 2017.

The decrease in our cash to $12.0 million as of June 30, 2017, compared to $19.7 million as of December 31, 2016, was primarily due to $148.5 million of cash used for the 12 acquisitions during the six-month period ended June 30, 2017, $7.2 million of dividends paid during the six-month period ended June 30, 2017 (representing payments of dividends declared in respect of the fourth quarter of 2016 and the first quarter of 2017), and approximately $2.3 million of cash paid for deferred financing costs during the six-month period ended June 30, 2017 related to the revolving credit facility. These decreases in cash were partially offset by net borrowings from the revolving credit facility in the amount of $116.8 million and net proceeds from the Company’s follow-on offering of $29.6 million.

The increase in our acquired lease intangible assets, net, to $17.2 million as of June 30, 2017, compared to $7.1 million as of December 31, 2016, was due to net intangible assets acquired during the six-month period ended June 30, 2017 related to acquisitions that were accounted for as business acquisitions.

The increase in our total liabilities to $193.1 million as of June 30, 2017 compared to $72.3 million as of December 31, 2016, was primarily the result of net borrowings from the revolving credit facility in the amount of $116.8 million as well as from increases in the security deposit liability balance, the accounts payable and accrued expenses balance, and the acquired lease intangible liability balance, all related to the 12 facilities acquired during the six-month period ended June 30, 2017.

Liquidity and Capital Resources

General

Our short-term liquidity requirements include:

•	interest expense and scheduled principal payments on outstanding indebtedness,
•	general and administrative expenses, and
•	acquisition expenses.

In addition, we will require funds for future distributions expected to be paid to our common stockholders and OP and LTIP unit holders in our Operating Partnership.

On June 30, 2017, the Company closed a public underwritten offering of 3,500,000 shares of its common stock at a public offering price of $9.00 per share, resulting in gross proceeds of $31,500,000. After deducting underwriting discounts, advisory fees, and costs paid by the Company that were directly attributable to the offering, the Company received net proceeds from the offering of $29,553,232.

On March 3, 2017, the Company, the Operating Partnership, as borrower, and the subsidiary guarantors of the Operating Partnership entered into our Amended Credit Facility with BMO Harris Bank N.A., as Administrative Agent, which increased the commitment amount to $200 million plus an accordion feature that allows for up to an additional $50 million of principal amount subject to certain conditions. The subsidiary guarantors and the Company are guarantors of the obligations under the Amended Credit Facility. The amount available to borrow from time to time under the Amended Credit Facility is limited according to a quarterly borrowing base valuation of certain properties owned by the subsidiary guarantors. Our Operating Partnership is subject to ongoing compliance with a number of customary affirmative and negative covenants under the Amended Credit Facility, including limitations with respect to liens, indebtedness, distributions, mergers, consolidations, investments, restricted payments and asset sales. The Operating Partnership must also maintain (i) a maximum consolidated leverage ratio, commencing with the fiscal quarter ending December 31, 2016 and as of the end of each fiscal quarter thereafter, of less than (y) 0.65:1.00 for each fiscal quarter ending prior to October 1, 2019 and (z) thereafter, 0.60:1.00, (ii) a minimum fixed charge coverage ratio of 1.50:1.00, (iii) a minimum net worth of $119,781,219 plus 75% of all net proceeds raised through subsequent equity offerings and (iv) a ratio of total secured recourse debt to total asset value of not greater than 0.10:1.00. As of June 30, 2017, the outstanding Amended Credit Facility balance was $144.5 million. We believe we will be able to satisfy our short-term liquidity requirements through our existing cash and cash equivalents, cash flow from operating activities, and future equity offerings and borrowings under our Amended Credit Facility and any other debt instruments we may enter into. However, although we are currently in compliance with our covenants under the Amended Credit Facility, if we continue to borrow under the Amended Credit Facility and are unable to raise additional equity capital in the future, we may be unable to utilize our Amended Credit Facility to finance our short-term liquidity requirements unless we are able to obtain covenant waivers from our lenders.

Our long-term liquidity needs consist primarily of funds necessary to pay for acquisitions, recurring and non-recurring capital expenditures, scheduled debt maturities, general and administrative expenses and dividends. We expect to satisfy our long-term liquidity needs through cash flow from operations, long-term secured and unsecured borrowings, sales of additional equity securities, and, in connection with acquisitions of additional properties, the issuance of OP Units, and proceeds from select property dispositions and joint venture transactions. We currently do not expect to sell any of our properties to meet our liquidity needs, although we may do so in the future.

We intend to invest in additional properties as suitable opportunities arise and adequate sources of financing are available. We currently are evaluating additional potential acquisitions consistent with the normal course of our business. There can be no assurance as to whether or when any portion of these acquisitions will be completed. Our ability to complete acquisitions is subject to a number of risks and variables, including our ability to negotiate mutually agreeable terms with sellers and our ability to finance the acquisitions. We may not be successful in identifying and consummating suitable acquisitions, which may impede our growth and negatively affect our results of operations and may result in the use of a significant amount of management resources. We expect that future acquisitions of properties will depend on and will be financed, in whole or in part, by our existing cash, borrowings, including the Amended Credit Facility or the proceeds from additional issuances and sales of our common stock, issuances and sales of preferred stock, issuances of OP Units or the issuance and sale of other securities.

To qualify as a REIT for federal income tax purposes, we are required to distribute annually at least 90% of our REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains, and to pay tax at regular corporate rates to the extent that we annually distribute less than 100% of our REIT taxable income. Subject to the requirements of the Maryland General Corporation Law we intend to pay quarterly dividends to our stockholders, if and to the extent authorized by our Board.

Cash Flow Information

Net cash provided by operating activities for the six months ended June 30, 2017 was $3,814,283, compared with net cash used in operating activities of $204,826 for the corresponding six months in 2016. This increase in cash flows from operating activities was primarily derived from the increase in the size of the company’s portfolio of properties at June 30, 2017 compared to June 30, 2016.

Net cash used in investing activities for the six months ended June 30, 2017 was $148,063,955, compared with $37,640,869, for the corresponding six months in 2016. This increase was primarily derived from funds used for the 12 acquisitions that we completed during the six-month period ended June 30, 2017. Cash flows used in investing activities are heavily dependent upon the investment in properties and real estate assets. We anticipate cash flows used in investing activities to increase as we acquire additional properties in the future.

Net cash provided by financing activities for the six months ended June 30, 2017 was $136,612,338 compared with $31,236,229 for the corresponding six months in 2016. Cash flows provided by financing activities for the six months ended June 30, 2017 were derived primarily from net proceeds received from the Amended Credit Facility and net proceeds received from the Company’s follow-on common stock offering, partially offset by the payment of dividends and deferred financing costs.

Dividends

On January 10, 2017 the Company paid the fourth quarter 2016 dividend that was announced on December 14, 2016 in the amount of $3,604,037.

On March 20, 2017, the Company announced the declaration of a cash dividend of $0.20 per share of common stock to stockholders of record as of March 27, 2017 and to the holders of the LTIP units that were granted on July 1, 2016 and December 21, 2016. This dividend, in the amount of $3,603,484, was paid on April 10, 2017.

On June 16, 2017, the Company announced the declaration of a cash dividend of $0.20 per share of common stock to stockholders of record as of June 27, 2017 and to the holders of the LTIP units that were granted on July 1, 2016, December 21, 2016 and May 8, 2017. This dividend, in the amount of $3,604,531, was accrued as of June 30, 2017 and paid on July 10, 2017.

In accordance with the above, during the six months ended June 30, 2017 the Company paid total dividends to holders of its common stock and certain holders of its LTIP Units in the amount of $7,207,521. During the six months ended June 30, 2016 the Company paid total dividends to holders of its common stock and certain holders of its LTIP Units in the amount of $285,703.

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

Non-GAAP Financial Measures

Funds from operations (“FFO”), Adjusted funds from operations (“AFFO”), and Normalized AFFO are non-GAAP financial measures within the meaning of the rules of the SEC. The Company considers FFO, AFFO, and Normalized AFFO to be important supplemental measures of its operating performance and believes FFO is frequently used by securities analysts, investors, and other interested parties in the evaluation of REITs, many of which present FFO when reporting their results. In accordance with the National Association of Real Estate Investment Trusts’ (“NAREIT”) definition, FFO means net income or loss computed in accordance with GAAP before non-controlling interests of holders of operating partnership units, excluding gains (or losses) from sales of property and extraordinary items, plus real estate related depreciation and amortization (excluding amortization of deferred financing costs), and after adjustments for unconsolidated partnerships and joint ventures. The Company did not incur any gains or losses from the sales of property or record any adjustments for unconsolidated partnerships and joint ventures during the quarters ended June 30, 2017 and June 30, 2016. Because FFO excludes real estate related depreciation and amortization (other than amortization of deferred financing costs), the Company believes that FFO provides a performance measure that, when compared period-over-period, reflects the impact to operations from trends in occupancy rates, rental rates, operating costs, development activities and interest costs, providing perspective not immediately apparent from the closest GAAP measurement, net income or loss.

AFFO is a non-GAAP measure used by many investors and analysts to measure a real estate company’s operating performance by removing the effect of items that do not reflect ongoing property operations. Management calculates AFFO by modifying the NAREIT computation of FFO by adjusting it for certain cash and non-cash items and certain recurring and non-recurring items. For the Company these items include recurring acquisition and disposition costs, loss on the extinguishment of debt, recurring straight line deferred rental revenue, recurring stock-based compensation expense, recurring amortization of deferred financing costs, recurring capital expenditures, recurring lease commissions, recurring tenant improvements and other items.

Management calculates Normalized AFFO, which is also a non-GAAP financial measure, by modifying AFFO by adjusting for non-recurring income and expenses. For the Company these items include the costs of establishing a system of Sarbanes-Oxley-compliant internal controls and procedures and the portion of our General Counsel and Secretary’s salary for 2017 that is reimbursable by the Company to the Advisor (such reimbursement obligation expires on May 8, 2018).

Management believes that reporting AFFO in addition to FFO is a useful supplemental measure for the investment community to use when evaluating the operating performance of the Company on a comparative basis. Management also considers Normalized AFFO to be a useful measure to evaluate the Company’s operating results excluding non-recurring income and expenses. Normalized AFFO can help investors compare the operating performance of the Company between periods or as compared to other companies. The Company’s FFO, AFFO, and Normalized AFFO computations may not be comparable to FFO, AFFO, and Normalized AFFO reported by other REITs that do not compute FFO in accordance with the NAREIT definition, that interpret the NAREIT definition differently than the Company does or that compute FFO, AFFO, and Normalized AFFO in a different manner.

A reconciliation of FFO for the three and six months ended June 30, 2017 and 2016 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(unaudited)		(unaudited)

Net loss	$(622,765)	$(494,199)	$(1,940,708)	$(2,440,762)
Depreciation and amortization expense	2,309,895	544,002	3,999,548	942,832
Amortization of above (below) market leases	(2,846)	-	(11,046)	-
FFO	$1,684,284	$49,803	$2,047,794	$(1,497,930)

FFO per Share	$0.10	$0.03	$0.12	$(1.46)

Weighted Average Shares Outstanding	17,644,137	1,426,656	17,624,906	1,025,821

A reconciliation of AFFO for the three and six months ended June 30, 2017 and 2016 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(unaudited)		(unaudited)

FFO	$1,684,284	$49,803	$2,047,794	$(1,497,930)
Acquisition costs	536,069	-	1,478,542	754,000
Straight line deferred rental revenue	(746,710)	(81,646)	(1,129,321)	(131,419)
Stock-based compensation expense	720,827	-	1,140,437	-
Amortization of deferred financing costs	340,905	62,604	499,577	152,845
AFFO	$2,535,375	$30,761	$4,037,029	$(722,504)

AFFO per Share	$0.14	$0.02	$0.23	$(0.70)

Weighted Average Shares Outstanding	17,644,137	1,426,656	17,624,906	1,025,821

A reconciliation of Normalized AFFO for the three and six months ended June 30, 2017 and 2016 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(unaudited)		(unaudited)

AFFO	$2,535,375	$30,761	$4,037,029	$(722,504)
Professional fees and services related to Sarbanes-Oxley implementation	206,122	-	241,338	-
Compensation expense reimbursement	18,145	-	18,145	-
Normalized AFFO	$2,759,642	$30,761	$4,296,512	$(722,504)

Normalized AFFO per Share	$0.16	$0.02	$0.24	$(0.70)

Weighted Average Shares Outstanding	17,644,137	1,426,656	17,624,906	1,025,821

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act that are designed to ensure that the information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to management, including the principal executive officer (our Chief Executive Officer) and principal financial officer (our Chief Financial Officer) as appropriate, to allow timely decisions regarding required disclosures. Our Chief Executive Officer (our “CEO”) and Chief Financial Officer (our “CFO”) evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2017. As described below, based on that evaluation, our CEO and CFO concluded that a material weakness that was identified as of December 31, 2016 in our internal control over financial reporting, which is an integral component of our disclosure controls and procedures, has not been successfully remediated as of June 30, 2017. As a result, our CEO and CFO concluded that, as of the end of the period covered by this Report, the Company’s disclosure controls and procedures were not effective.

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

Material Weakness

Under the supervision of management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission published in 1992 and subsequent guidance prepared by SEC specifically for smaller reporting companies. Based on that evaluation, our management concluded that our internal controls over financial reporting were not effective as of December 31, 2016.  That conclusion has not changed as of June 30, 2017. Our CEO and CFO concluded that we have a material weakness due to lack of segregation of duties in multiple areas within the Company. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected in a timely basis.

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

Item 1A. Risk Factors

During the six months ended June 30, 2017, there were no material changes to the risk factors that were disclosed in Item 1A. Risk Factors in Amendment No. 2 to our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

(a)	Exhibits

Exhibit No.	Description

10.1	Purchase Agreement, dated May 17, 2017, by and between Global Medical REIT Inc. and SDB Partners, LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Commission on May 23, 2017).

10.2	Lease Agreement, dated June 30, 2017, by and between Global Medical REIT Inc. and SDB Partners, LLC (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K as filed with the Commission on July 5, 2017).

10.3	Agreement Regarding Reimbursement of Certain Expenses, dated May 8, 2017, by and between the Company and Inter-American Management LLC (incorporated herein by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q as filed with the Commission on May 11, 2017).

10.4	Underwriting Agreement, dated as of June 28, 2017, by and among Global Medical REIT Inc., Inter-American Management LLC, Global Medical REIT L.P. and Janney Montgomery Scott LLC, as representative of the several underwriters named therein (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Commission on June 30, 2017).

31.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Statements of revenues and certain operating expenses of OCOM for the three months ended March 31 2017 (unaudited) and the year ended December 31, 2016, and the notes to the statements of revenues and certain operating expenses for the periods presented (incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K as filed with the Commission on March 31, 2017, as amended on June 5, 2017).

99.2	Unaudited pro forma consolidated balance sheet as of December 31, 2016, unaudited pro forma consolidated statements of operations for the three months ended March 31, 2017 and for the year ended December 31, 2016, and notes to the unaudited pro forma consolidated financial statements (incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K as filed with the Commission on March 31, 2017, as amended on June 5, 2017).

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Schema

101.CAL *	XBRL Taxonomy Calculation Linkbase

101.DEF *	XBRL Taxonomy Definition Linkbase

101.LAB *	XBRL Taxonomy Label Linkbase

101.PRE *	XBRL Taxonomy Presentation Linkbase

* Filed herewith

** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBAL MEDICAL REIT INC.

Dated: August 10, 2017	By:	/s/ David A. Young
David A. Young
Chief Executive Officer (Principal Executive Officer)

Dated: August 10, 2017	By:	/s/ Donald McClure
Donald McClure
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1	Purchase Agreement, dated May 17, 2017, by and between Global Medical REIT Inc. and SDB Partners, LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Commission on May 23, 2017).

10.2	Lease Agreement, dated June 30, 2017, by and between Global Medical REIT Inc. and SDB Partners, LLC (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K as filed with the Commission on July 5, 2017).

10.3	Agreement Regarding Reimbursement of Certain Expenses, dated May 8, 2017, by and between the Company and Inter-American Management LLC (incorporated herein by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q as filed with the Commission on May 11, 2017).

10.4	Underwriting Agreement, dated as of June 28, 2017, by and among Global Medical REIT Inc., Inter-American Management LLC, Global Medical REIT L.P. and Janney Montgomery Scott LLC, as representative of the several underwriters named therein (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Commission on June 30, 2017).

31.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Statements of revenues and certain operating expenses of OCOM for the three months ended March 31 2017 (unaudited) and the year ended December 31, 2016, and the notes to the statements of revenues and certain operating expenses for the periods presented (incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K as filed with the Commission on March 31, 2017, as amended on June 5, 2017).

99.2	Unaudited pro forma consolidated balance sheet as of December 31, 2016, unaudited pro forma consolidated statements of operations for the three months ended March 31, 2017 and for the year ended December 31, 2016, and notes to the unaudited pro forma consolidated financial statements (incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K as filed with the Commission on March 31, 2017, as amended on June 5, 2017).

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Schema

101.CAL *	XBRL Taxonomy Calculation Linkbase

101.DEF *	XBRL Taxonomy Definition Linkbase

101.LAB *	XBRL Taxonomy Label Linkbase

101.PRE *	XBRL Taxonomy Presentation Linkbase

* Filed herewith

** Furnished herewith