Form 10-Q
period 2017-09-30
Global Medical REIT Inc.
filed 2017-11-09
CIK 1533615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding November 3, 2017
Common Stock, $0.001 par value per share	21,630,675

Item 1. Financial Statements

GLOBAL MEDICAL REIT INC.

Consolidated Balance Sheets

	As of
	September 30, 2017	December 31, 2016
Assets	(unaudited)
Investment in real estate:
Land	$36,839,127	$17,785,001
Building	349,041,480	179,253,398
Site improvements	3,992,974	1,465,273
Tenant improvements	5,095,651	1,186,014
Acquired lease intangible assets	27,308,632	7,187,041
	422,277,864	206,876,727
Less: accumulated depreciation and amortization	(10,142,823)	(3,366,680)
Investment in real estate, net	412,135,041	203,510,047
Cash	6,776,501	19,671,131
Restricted cash	2,040,026	941,344
Tenant receivables	616,741	212,435
Escrow deposits	1,297,665	1,212,177
Deferred assets	2,923,494	704,537
Deferred financing costs, net	2,977,981	927,085
Other assets	160,214	140,374
Total assets	$428,927,663	$227,319,130

Liabilities and Stockholders’ Equity
Liabilities:
Revolving credit facility	$126,100,000	$27,700,000
Notes payable, net of unamortized discount of $963,184 and $1,061,602 at September 30, 2017 and December 31, 2016, respectively	38,511,716	38,413,298
Notes payable to related parties	-	421,000
Accounts payable and accrued expenses	2,433,549	573,997
Dividends payable	4,767,037	3,604,037
Security deposits and other	2,206,145	719,592
Due to related parties, net	802,286	580,911
Acquired lease intangible liability, net	1,080,123	277,917
Total liabilities	175,900,856	72,290,752
Stockholders' equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized; 3,105,000 and no shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively (liquidation preference of $77,625,000 and $0, respectively)	74,959,003	-
Common stock, $0.001 par value, 500,000,000 shares authorized; 21,630,675 and 17,605,675 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	21,631	17,606
Additional paid-in capital	207,268,720	171,997,396
Accumulated deficit	(29,914,472)	(16,986,624)
Total Global Medical REIT Inc. stockholders' equity	252,334,882	155,028,378
Noncontrolling interest	691,925	-
Total equity	253,026,807	155,028,378
Total liabilities and stockholders' equity	$428,927,663	$227,319,130

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GLOBAL MEDICAL REIT INC.

Consolidated Statements of Operations

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Revenue
Rental revenue	$7,921,913	$1,932,425	$19,217,710	$4,994,172
Expense recoveries	443,816	-	1,141,455	-
Other income	23,134	70,225	111,502	93,196
Total revenue	8,388,863	2,002,650	20,470,667	5,087,368

Expenses
Acquisition fees	651,645	-	2,130,187	-
Acquisition fees – related party	-	-	-	754,000
General and administrative	989,526	1,720,651	4,418,115	2,962,730
Operating expenses	464,514	1,025	1,234,247	15,685
Management fees – related party	803,804	627,147	2,059,325	807,147
Depreciation expense	2,175,668	585,449	5,372,308	1,528,281
Amortization expense	523,487	-	1,326,395	-
Interest expense	2,174,683	1,051,204	5,265,262	3,443,113
Total expenses	7,783,327	3,985,476	21,805,839	9,510,956

Net income (loss)	$605,536	$(1,982,826)	$(1,335,172)	$(4,423,588)
Less: Preferred stock dividends	(258,750)	-	(258,750)	-
Less: Net loss attributable to noncontrolling interest	34,482	-	34,482	-
Net income (loss) attributable to common stockholders	$381,268	$(1,982,826)	$(1,559,440)	$(4,423,588)

Net income (loss) attributable to common stockholders per share – basic and diluted	$0.02	$(0.11)	$(0.08)	$(0.68)

Weighted average shares outstanding – basic and diluted	21,522,251	17,371,743	18,938,367	6,514,230

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GLOBAL MEDICAL REIT INC.

Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2017	2016
Operating activities	(unaudited)
Net loss	$(1,335,172)	$(4,423,588)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation expense	5,372,308	1,528,281
Amortization of deferred financing costs	840,214	215,449
Amortization of acquired lease intangible assets	1,326,395	-
Amortization of above (below) market leases, net	13,970	-
Stock-based compensation expense	1,480,724	830,827
Advisory expense settled in OP Units	77,497	-
Changes in operating assets and liabilities:
Restricted cash	(1,144,705)	(438,189)
Tenant receivables	(404,306)	(177,369)
Deferred assets	(2,218,957)	(222,324)
Other assets	(21,890)	-
Accounts payable and accrued expenses	1,622,426	(267,627)
Security deposits and other	1,486,553	597,593
Accrued management fees due to related party	183,096	297,147
Net cash provided by (used in) operating activities	7,278,153	(2,059,800)

Investing activities
Purchase of land, buildings, and other tangible and intangible assets and liabilities	(213,535,461)	(68,690,495)
Escrow deposits for purchase of properties	(60,000)	394,310
Loans repayments from (made to) related party	38,428	(39,000)
Pre-acquisition costs for purchase of properties	51,459	-
Net cash used in investing activities	(213,505,574)	(68,335,185)

Financing activities
Net proceeds received from preferred stock offering	75,146,720	-
Net proceeds received from common equity offerings	33,794,625	137,358,367
Change in restricted cash	46,023	80,040
Escrow deposits required by third party lenders	(25,488)	(843,636)
Loans (repaid to) from related party	(149)	29,986
Repayment of convertible debenture, due to related party	-	(10,000,000)
Proceeds from notes payable from acquisitions	-	41,320,900
Payments on notes payable from acquisitions	-	(24,011,168)
Proceeds from note payable from related party	-	450,000
Repayment of note payable from related party	(421,000)	(450,000)
Proceeds from revolving credit facility, net	98,400,000	-
Payments of deferred financing costs	(2,792,692)	(1,090,079)
Dividends paid to stockholders	(10,815,248)	(285,703)
Net cash provided by financing activities	193,332,791	142,558,707
Net (decrease) increase in cash and cash equivalents	(12,894,630)	72,163,722
Cash and cash equivalents—beginning of period	19,671,131	9,184,270
Cash and cash equivalents—end of period	$6,776,501	$81,347,992
Supplemental cash flow information:
Cash payments for interest	$3,928,208	$3,696,467
Noncash financing and investing activities:
Accrued dividends payable	$4,767,037	$3,592,786
Conversion of convertible debenture due to majority stockholder to common stock	$-	$30,030,134
Accrued preferred stock offering costs	$187,717	$-
Reclassification of common stock offering costs to additional paid-in capital	$443,499	$1,681,259
Reclassification of preferred stock offering costs to preferred stock balance	$220,809	$-
Accrued capitalized offering costs	$49,409	$-
OP Units issued for noncash transaction	$1,000,000	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GLOBAL MEDICAL REIT INC.

Notes to the Unaudited Consolidated Financial Statements

Note 1 – Organization

Global Medical REIT Inc. (the “Company”) is a Maryland corporation engaged primarily in the acquisition of licensed, state-of-the-art, purpose-built healthcare facilities and the leasing of these facilities to strong clinical operators with leading market share. The Company is externally managed and advised by Inter-American Management, LLC (the “Advisor”), a Delaware limited liability company and affiliate of the Company. ZH International Holdings Limited (formerly known as Heng Fai Enterprises, Ltd.) a Hong Kong limited liability company that is engaged in real estate development, investments, management and sales, hospitality management and investments, and REIT management, is an 85% owner of the Advisor and the Company’s Chief Executive Office is a 15% owner of the Advisor. ZH international Holdings Limited owns ZH USA, LLC, a related party and the Company’s former (pre initial public offering) majority stockholder.

The Company holds its facilities and conducts its operations through a Delaware limited partnership subsidiary named Global Medical REIT L.P. (the “Operating Partnership”). The Company serves as the sole general partner of the Operating Partnership through a wholly-owned subsidiary of the Company named Global Medical REIT GP LLC (the “GP”), a Delaware limited liability company, which owns an approximate 0.01% interest in the Operating Partnership. As of September 30, 2017, the Company was the 97.64% limited partner of the Operating Partnership, with 1.82% owned by holders of long-term incentive plan (“LTIP”) units and 0.53% owned by third party holders of Operating Partnership Units (“OP Units”). The Operating Partnership holds the Company’s healthcare facilities through separate wholly-owned Delaware limited liability company subsidiaries that were formed for each healthcare facility acquisition.

The Company elected to be taxed as a REIT for U.S. federal income tax purposes commencing with its taxable year ended December 31, 2016.

Note 2 – Summary of Significant Accounting Policies

Basis of presentation

The accompanying consolidated financial statements are unaudited and are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the accompanying financial statements do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the audited financial statements and notes thereto for the fiscal year ended December 31, 2016. In the opinion of management, all adjustments of a normal and recurring nature necessary for a fair presentation of the financial statements for the interim periods have been made.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company, including the Operating Partnership and its wholly-owned subsidiaries, and the interests in the Operating Partnership held by LTIP unit holders and OP Unit holders. The Company presents the portion of any equity it does not own but controls (and thus consolidates) as noncontrolling interest. Noncontrolling interest in the Company includes the LTIP units that have been granted to directors, employees and affiliates of the Company and the OP Units held by third parties. Refer to Note 5 – “Stockholders’ Equity” and Note 7 – “Stock-Based Compensation” and for additional information regarding the OP Units and LTIP units.

The Company classifies noncontrolling interest as a component of consolidated equity on its Consolidated Balance Sheets, separate from the Company’s total stockholders’ equity. The Company’s net income or loss is allocated to noncontrolling interests based on the respective ownership or voting percentage in the Operating Partnership associated with such noncontrolling interests and is removed from consolidated income or loss on the Consolidated Statements of Operations in order to derive net income or loss attributable to common stockholders. The noncontrolling ownership percentage is calculated by dividing the aggregate number of LTIP units and OP Units held by the total number of units outstanding. Any future issuances of additional LTIP units or OP Units would change the noncontrolling ownership interest.

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and footnotes. Actual results could differ from those estimates.

Restricted Cash

The restricted cash balance as of September 30, 2017 and December 31, 2016 was $2,040,026 and $941,344, respectively. The restricted cash balance as of September 30, 2017 consisted of $337,242 of cash required by a third-party lender to be held by the Company as a reserve for debt service, $1,619,659 in security deposits received from facility tenants at the inception of their leases, and $83,125 in funds held by the Company from certain of its tenants that the Company collected to pay specific tenant expenses, such as real estate taxes and insurance, on the tenant’s behalf. The restricted cash balance as of December 31, 2016 consisted of $383,265 of cash required by a third party lender to be held by the Company as a reserve for debt service, a security deposit of $319,500, and $238,579 in funds held by the Company from certain of its tenants that the Company collected to pay specific tenant expenses, such as real estate taxes and insurance.

Tenant Receivables

The tenant receivable balance as of September 30, 2017 and December 31, 2016 was $616,741 and $212,435, respectively. The balance as of September 30, 2017 consisted of $113,400 in funds owed from the Company’s tenants for rent that the Company had earned but had not yet received and $503,341 in funds owed by certain of the Company’s tenants for amounts the Company collects to pay specific tenant expenses, such as real estate taxes and insurance, on the tenants’ behalf. The balance as of December 31, 2016 consisted primarily of $50,922 in funds owed from the Company’s tenants for rent that the Company had earned but had not yet received and $161,513 in funds owed by certain of the Company’s tenants for amounts the Company collects to pay specific tenant expenses, such as real estate taxes and insurance, on the tenants’ behalf.

Escrow Deposits

Escrow deposits include funds held in escrow to be used for the acquisition of properties in the future and for the payment of taxes, insurance, and other amounts as stipulated by the Company’s Cantor Loan, as hereinafter defined. The escrow balance as of September 30, 2017 and December 31, 2016 was $1,297,665 and $1,212,177, respectively

Deferred Assets

The deferred assets balance as of September 30, 2017 and December 31, 2016 was $2,923,494 and $704,537, respectively. The balance as of September 30, 2017 consisted of $2,776,735 in deferred rent receivables resulting from the recognition of revenue from leases with fixed annual rental escalations on a straight line basis and the balance of $146,759 represented other deferred costs. The December 31, 2016 balance of $704,537 consisted of deferred rent receivables.

Other Assets

Other assets primarily consists of capitalized costs related to the Company’s property acquisitions. Costs that are incurred prior to the completion of the acquisition of a property are capitalized if all of the following conditions are met: (a) the costs are directly identifiable with the specific property, (b) the costs would be capitalized if the property were already acquired, and (c) acquisition of the property is probable. These costs are included with the value of the acquired property upon completion of the acquisition. The costs are charged to expense when it is probable that the acquisition will not be completed. The other assets balance was $160,214 as of September 30, 2017, which consisted of $138,324 in capitalized costs related to property acquisitions and $21,890 in a prepaid asset. The balance as of December 31, 2016 was $140,374, and consisted solely of capitalized costs related to property acquisitions.

Security Deposits and Other

The security deposits and other liability balance as of September 30, 2017 and December 31, 2016 was $2,206,145 and $719,592, respectively. The balance as of September 30, 2017 consisted of security deposits of $1,619,679 and a tenant impound liability of $586,466 related to amounts owed for specific tenant expenses, such as real estate taxes and insurance. The balance as of December 31, 2016 consisted of security deposits of $319,500 and a tenant impound liability of $400,092 related to amounts owed for specific tenant expenses, such as real estate taxes and insurance.

Net Income (Loss) Attributable to Common Stockholders Per Share

The Company uses the treasury stock method to compute diluted net income or loss attributable to common stockholders per share. Basic net income or loss per share of common stock is computed by dividing net income or loss attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted net income or loss per share of common stock is computed by dividing net income or loss attributable to common stockholders by the sum of the weighted average number of shares of common stock outstanding plus any potential dilutive shares for the period.  The Company considered the requirements of the two-class method when computing earnings per share and determined that there would be no difference in its reported results if the two-class method was utilized.

Reclassification

The Company reclassified the line item “Acquired Lease Intangible Assets, Net” on its Consolidated Balance Sheets as of December 31, 2016, to present the gross intangible assets acquired as part of its business combination transactions as a separate line item within the category “Investment in Real Estate” and also reclassified the related accumulated amortization balance on the intangible assets acquired to the line item “Accumulated Depreciation and Amortization.” This reclassification was made to conform to the Company’s presentation of those balances as of September 30, 2017.

The Company’s Consolidated Statements of Operations for the three and nine months ended September 30, 2017 and 2016 includes the expense line item “Operating Expenses” which primarily includes both reimbursable property operating expenses that the Company pays on behalf of certain of its tenants, including real estate taxes and insurance, non-reimbursable property operating expenses, and other operating expenses. Reimbursements of tenant operating expenses are recorded on a gross basis (i.e., the Company recognizes an equivalent increase in revenue (expense recoveries) and expense (operating expenses)). Prior to the third quarter of 2017, the Company recorded property operating expenses in the “General and Administrative” expense line item. Accordingly for prior periods these expenses have been reclassified from the “General and Administrative” expense line item into the “Operating Expenses” line item within the Company’s Consolidated Statements of Operations.

Note 3 – Property Portfolio

Summary of Properties Acquired

During the nine months ended September 30, 2017, the Company completed 16 acquisitions. A rollforward of the gross investment in land, building and improvements as of September 30, 2017, resulting from these acquisitions is as follows:

	Land	Building	Site & Tenant Improvements	Acquired Lease Intangibles	Gross Investment in Real Estate
Balances as of January 1, 2017	$17,785,001	$179,253,398	$2,651,287	$7,187,041	$206,876,727
Facility Acquired – Date Acquired:
Cape Coral – 1/10/17	353,349	7,016,511	-	-	7,369,860
Lewisburg – 1/12/17	471,184	5,819,137	504,726	504,953	7,300,000
Las Cruces – 2/1/17	397,148	4,618,258	-	-	5,015,406
Prescott – 2/9/17	790,637	3,821,417	-	-	4,612,054
Clermont – 3/1/17	-	4,361,028	205,922	867,678	5,434,628
Sandusky – 3/10/17	409,204	3,997,607	-	-	4,406,811
Great Bend – 3/31/17	836,929	23,800,758	-	-	24,637,687
Oklahoma City – 3/31/17	2,086,885	37,713,709	1,876,730	7,822,676	49,500,000
Sandusky – 4/21/17	97,804	978,035	-	-	1,075,839
Brockport – 6/27/17	412,838	6,885,477	491,427	1,294,763	9,084,505
Flower Mound – 6/27/17	580,763	2,922,164	381,859	406,757	4,291,543
Sherman facility – 6/30/17	1,600,711	25,011,110	-	-	26,611,821
Sandusky facility – 8/15/17	55,734	1,214,999	-	-	1,270,733
Lubbock facility – 8/18/17	1,302,651	5,041,964	947,227	908,158	8,200,000
Germantown – 8/30/17	2,700,468	8,078,246	656,111	4,505,425	15,940,250
Austin – 9/25/17	6,957,821	28,507,662	1,373,336	3,811,181	40,650,000
Total Additions[1]:	19,054,126	169,788,082	6,437,338	20,121,591	215,401,137
Balances as of September 30, 2017	$36,839,127	$349,041,480	$9,088,625	$27,308,632	$422,277,864

1The Lubbock facility acquisition included approximately $1,000,000 of OP Units issued as part of the total consideration. Additionally, an aggregate of $865,676 of intangible liabilities were acquired from the acquisitions that occurred during the nine months ended September 30, 2017, resulting in total gross investments funded using cash of $213,535,461.

Depreciation expense was $2,175,668 and $5,372,308 for the three and nine months ended September 30, 2017, respectively, and $585,449 and $1,528,281 for the three and nine months ended September 30, 2016, respectively.

A summary description of the four acquisitions that were completed during the three months ended September 30, 2017 is as follows:

Austin Facility

On September 25, 2017, the Company closed on the acquisition of the Central Texas Rehabilitation Hospital (the “Rehab Hospital”) and approximately 1.27 acres of land adjacent to the Rehab Hospital that has been planned to accommodate the development of a long-term, acute care hospital (the “Developable Land,” and together with the Rehab Hospital, the “Austin Facility”), for an aggregate purchase price of $40.65 million. Norvin Austin Rehab LLC (the “Austin Seller”), was the seller of the Austin Facility.

Upon the closing of the acquisition of the Austin Facility, the Company assumed the Austin Seller’s interest, as lessor, in the absolute triple-net lease (the “Austin Facility Lease”) with CTRH, LLC.

Accounting Treatment

The Company accounted for the acquisition of the Austin Facility as a business combination in accordance with the provisions of Accounting Standards Codification (“ASC”) Topic 805 - Business Combinations. The following table presents the preliminary purchase price allocation for the assets acquired as part of the acquisition:

Land and site improvements	$7,222,455
Building and tenant improvements	29,616,364
Above market lease intangible	245,686
In-place leases	1,680,282
Leasing costs	1,885,213
Total purchase price	$40,650,000

The above allocation is preliminary and subject to revision within the measurement period, not to exceed one year from the date of the acquisition.

Germantown Facility

On August 30, 2017, the Company purchased a medical office building located in Germantown, Tennessee (the “Germantown Facility”) from Brierbrook Partners, LLC (“Brierbrook”) for a purchase price of $15.94 million and assumed Brierbrook’s interest, as lessor, in three existing absolute triple-net leases of the Germantown Facility.

Accounting Treatment

The Company accounted for the acquisition of the Germantown Facility as a business combination in accordance with the provisions of ASC Topic 805 - Business Combinations. The following table presents the preliminary purchase price allocation for the assets acquired as part of the acquisition:

Land and site improvements	$3,049,683
Building and tenant improvements	8,385,142
Above market lease intangible	3,284,388
In-place leases	586,812
Leasing costs	634,225
Total purchase price	$15,940,250

The above allocation is preliminary and subject to revision within the measurement period, not to exceed one year from the date of the acquisition.

Lubbock Facility

On August 18, 2017, the Company purchased a medical office building located in Lubbock, Texas (the “Lubbock Facility”) from Cardiac Partners Development, LP, for a purchase price of $8.2 million and entered into a new triple-net lease of the Lubbock Facility with Lubbock Heart Hospital, LLC, as tenant.

Accounting Treatment

The Company accounted for the acquisition of the Lubbock Facility as a business combination in accordance with the provisions of ASC Topic 805 - Business Combinations. The following table presents the preliminary purchase price allocation for the assets acquired as part of the acquisition:

Land and site improvements	$1,566,487
Building and tenant improvements	5,725,355
In-place leases	414,189
Leasing costs	493,969
Total purchase price	$8,200,000

The above allocation is preliminary and subject to revision within the measurement period, not to exceed one year from the date of the acquisition.

Sandusky Facility (Ballville Property)

On August 15, 2017, the Company purchased a medical office building located in Ballville, Ohio (the “Ballville Property”) from NOMS Property, LLC, for a purchase price of $1.3 million and entered into an amendment of the existing triple-net master lease dated October 7, 2016 (the “NOMS Lease”), between the Company, as lessor, and Northern Ohio Medical Specialists, LLC (“NOMS”), as tenant, whereby the Ballville Property was added to the NOMS Lease and leased to NOMS.

Unaudited Pro Forma Financial Information for the Three and Nine Months Ended September 30, 2017 and September 30, 2016

The following table illustrates the unaudited pro forma consolidated revenue, net income (loss), and income (loss) per share as if the facilities that the Company acquired during the nine months ended September 30, 2017 that were accounted for as business combinations (the Austin, Germantown, Lubbock, Flower Mound, Brockport, OCOM, Clermont and Lewisburg facilities) had occurred on January 1, 2016. The following summary of pro forma financial information is for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(unaudited)		(unaudited)

Revenue	$9,425,057	$4,909,852	$25,736,802	$13,808,974
Net income (loss)	$653,952	$(2,047,241)	$(1,053,239)	$(4,616,832)
Net income (loss) attributable to common stockholders	$428,546	$(2,047,241)	$(1,284,133)	$(4,616,832)
Income (loss) attributable to common stockholders per share – basic and diluted	$0.02	$(0.12)	$(0.07)	$(0.71)
Weighted average shares outstanding – basic and diluted	21,522,251	17,371,743	18,938,367	6,514,230

Intangible Assets and Liabilities

The following is a summary of the carrying amount of intangible assets and liabilities as of September 30, 2017:

	As of September 30, 2017
	Cost	Accumulated Amortization	Net
Assets
In-place leases	$14,590,650	$(1,056,983)	$13,533,667
Above market ground lease	487,978	(3,972)	484,006
Above market leases	4,363,022	(73,911)	4,289,111
Leasing costs	7,866,982	(311,734)	7,555,248
	$27,308,632	$(1,446,600)	$25,862,032

Liabilities
Below market leases	$1,145,030	$(64,907)	$1,080,123

The following is a summary of the carrying amount of intangible assets and liabilities as of December 31, 2016:

	As of December 31, 2016
	Cost	Accumulated Amortization	Net
Assets
In-place leases	$5,826,556	$(34,789)	$5,791,767
Above market leases	74,096	(443)	73,653
Leasing costs	1,286,389	(7,533)	1,278,856
	$7,187,041	$(42,765)	$7,144,276

Liabilities
Below market leases	$279,354	$(1,437)	$277,917

The following is a summary of the acquired lease intangible amortization for the three and nine months ended September 30, 2017. The Company had no intangible assets or liabilities as of September 30, 2016 and therefore no amortization was incurred during the three and nine months ended September 30, 2016.

	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017
Amortization expense related to in-place leases	$388,409	$1,022,194
Amortization expense related to leasing costs	$135,078	$304,201
Decrease of rental revenue related to above market ground lease	$1,702	$3,972
Decrease of rental revenue related to above market leases	$55,757	$73,468
Increase of rental revenue related to below market leases	$32,443	$63,470

As of September 30, 2017, scheduled future aggregate net amortization of acquired lease intangible assets and liabilities for each fiscal year ended December 31 are listed below:

	Net Decrease in Revenue	Net Increase in Expenses
2017	$(113,108)	$650,590
2018	(452,433)	2,602,359
2019	(452,433)	2,602,359
2020	(452,433)	2,602,359
2021	(455,278)	1,987,746
Thereafter	(1,767,309)	10,643,502
Total	$(3,692,994)	$21,088,915

As of September 30, 2017, the weighted average amortization period for asset lease intangibles and liability lease intangibles were 8.12 years and 8.32 years, respectively.

Note 4 – Notes Payable Related to Acquisitions and Revolving Credit Facility

Summary of Notes Payable Related to Acquisitions, Net of Debt Discount

The Company’s notes payable related to acquisitions, net, includes two loans: (1) the Cantor Loan and (2) the West Mifflin Note, described in detail below. The following table sets forth the aggregate balances of these loans as of September 30, 2017 and December 31, 2016.

	September 30, 2017	December 31, 2016
Notes payable related to acquisitions, gross	$39,474,900	$39,474,900
Less: Unamortized debt discount	(963,184)	(1,061,602)
Notes payable related to acquisitions, net	$38,511,716	$38,413,298

Costs incurred related to securing the Company’s fixed-rate debt instruments have been capitalized as a debt discount, net of accumulated amortization, and are netted against the Company’s Notes Payable balance in the accompanying Consolidated Balance Sheets. Amortization expense incurred related to the debt discount was $32,806 and $98,418 for the three and nine months ended September 30, 2017, respectively, and $62,604 and $215,449 for the three and nine months ended September 30, 2016, respectively, and is included in the “Interest Expense” line item in the accompanying Consolidated Statements of Operations.

Cantor Loan

On March 31, 2016, the Company, through certain of its subsidiaries, entered into a $32,097,400 portfolio commercial mortgage-backed securities loan (the “Cantor Loan”) with Cantor Commercial Real Estate Lending, LP (“CCRE”). The subsidiaries are GMR Melbourne, LLC, GMR Westland, LLC, GMR Memphis, LLC, and GMR Plano, LLC (“GMR Loan Subsidiaries”). The Cantor Loan has cross-default and cross-collateral terms. The Company used the proceeds of the Cantor Loan to acquire the Marina Towers (Melbourne, FL) and the Surgical Institute of Michigan (Westland, MI) properties and to refinance the Star Medical (Plano, TX) assets by paying off the existing principal amount of the loan with East West bank in the amount of $9,223,500.

The Cantor Loan has a maturity date of April 6, 2026 and accrues annual interest at 5.22%. The first five years of the term require interest only payments and after that payments will include interest and principal, amortized over a 30-year schedule. Prepayment can only occur within four months prior to the maturity date, except that after the earlier of (a) two years after the loan is placed in a securitized mortgage pool, or (ii) May 6, 2020, the Cantor Loan can be fully and partially defeased upon payment of amounts due under the Cantor Loan and payment of a defeasance amount that is sufficient to purchase U.S. government securities equal to the scheduled payments of principal, interest, fees, and any other amounts due related to a full or partial defeasance under the Cantor Loan.

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

No principal payments were made on the Cantor Loan during the three and nine months ended September 30, 2017. The note balance as of September 30, 2017 and December 31, 2016 was $32,097,400. Interest expense was $428,180 and $1,270,578 for the three and nine months ended September 30, 2017, respectively. Interest expense incurred on this note was $428,179 and $851,704 for the three and nine months ended September 30, 2016, respectively.

As of September 30, 2017, scheduled principal payments due for each fiscal year ended December 31 are listed below as follows:

2017	$-
2018	-
2019	-
2020	-
2021	-
Thereafter	32,097,400
Total	$32,097,400

West Mifflin Note

In order to finance a portion of the purchase price for the West Mifflin facility, on September 25, 2015 the Company (through its wholly owned subsidiary GMR Pittsburgh LLC, as borrower) entered into a Term Loan and Security Agreement with Capital One (the “West Mifflin Note”) to borrow $7,377,500. The West Mifflin Note bears interest at 3.72% per annum and all unpaid interest and principal is due on September 25, 2020. Interest is paid in arrears and interest payments began on November 1, 2015, and on the first day of each calendar month thereafter. Principal payments begin on November 1, 2018 and on the first day of each calendar month thereafter based on an amortization schedule with the principal balance due on the maturity date. The Company, at its option, may prepay the West Mifflin Note at any time, in whole (but not in part) on at least thirty calendar days but not more than sixty calendar days advance written notice. The West Mifflin Note has an early termination fee of two percent if prepaid prior to September 25, 2018. The West Mifflin Note requires a quarterly fixed charge coverage ratio of at least 1:1, a quarterly minimum debt yield of 0.09:1.00, and annualized Operator EBITDAR (as defined in the note) measured on a quarterly basis of not less than $6,000,000. The Operator is Associates in Ophthalmology, Ltd. and Associates Surgery Centers, LLC. No principal payments were made during the three and nine months ended September 30, 2017. The West Mifflin Note balance as of September 30, 2017 and December 31, 2016 was $7,377,500. Interest expense incurred on the West Mifflin Note was $70,136 and $208,882 for the three and nine months ended September 30, 2017, respectively, and $70,136 and $209,645 for the three and nine months ended September 30, 2016, respectively.

As of September 30, 2017, scheduled principal payments due for each fiscal year ended December 31 are listed below as follows:

2017	$-
2018	22,044
2019	136,007
2020	7,219,449
Total	$7,377,500

Revolving Credit Facility

As of September 30, 2017 and December 31, 2016, the Company had $126,100,000 and $27,700,000 of outstanding borrowings under its revolving credit facility, respectively. As described below, the maximum amount that the Company can borrow under the facility is $250,000,000.

On December 2, 2016, the Company, the Operating Partnership, as borrower, and certain subsidiaries (GMR Asheville LLC, GMR Watertown LLC, GMR Sandusky LLC, GMR East Orange LLC, GMR Omaha LLC, and GMR Reading LLC) (such subsidiaries, the “Subsidiary Guarantors”) of the Operating Partnership entered into a senior revolving credit facility (the “Credit Facility”) with BMO Harris Bank N.A., as Administrative Agent (“BMO”), which initially provided up to $75,000,000 in revolving credit commitments for the Operating Partnership. The initial Credit Facility included an accordion feature that provided the Operating Partnership with additional capacity, subject to the satisfaction of customary terms and conditions, of up to $125,000,000, for a total initial facility size of up to $200,000,000. On March 3, 2017, the Company, the Operating Partnership, as borrower, and the Subsidiary Guarantors of the Operating Partnership entered into an amendment to the Credit Facility with BMO, which increased the commitment amount to $200,000,000 plus an accordion feature that allows for up to an additional $50,000,000 of principal amount subject to certain conditions, for a total facility size of $250,000,000 (the “Revolving Credit Facility”). On September 28, 2017, the Company obtained commitments from certain of its lenders on the Revolving Credit Facility for the entire $50,000,000 accordion. The Subsidiary Guarantors and the Company are guarantors of the obligations under the Revolving Credit Facility. The amount available to borrow from time to time under the Revolving Credit Facility is limited according to a quarterly borrowing base valuation of certain properties owned by the Subsidiary Guarantors. The initial termination date of the Revolving Credit Facility is December 2, 2019, which could be extended for one year in the case that no event of default occurs.

Amounts outstanding under the Revolving Credit Facility bear annual interest at a floating rate that is based, at the Operating Partnership’s option, on (i) adjusted LIBOR plus 2.00% to 3.00% or (ii) a base rate plus 1.00% to 2.00%, in each case, depending upon the Company’s consolidated leverage ratio. In addition, the Operating Partnership is obligated to pay a quarterly fee equal to a rate per annum equal to (x) 0.20% if the average daily unused commitments are less than 50% of the commitments then in effect and (y) 0.30% if the average daily unused commitments are greater than or equal to 50% of the commitments then in effect and determined based on the average daily unused commitments during such previous quarter.

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

During the nine months ended September 30, 2017, the Company borrowed $205,400,000 under the Revolving Credit Facility and repaid $107,000,000 using funds primarily from the follow-on common stock offering and the preferred offering for a net amount borrowed of $98,400,000. For the three and nine months ended September 30, 2017, interest incurred on the Revolving Credit Facility was $1,335,730 and $2,945,588, respectively. No interest expense was incurred for the three and nine months ended September 30, 2016 as the Revolving Credit Facility was not in place.

Deferred Financing Costs, Net

Costs incurred related to securing the Company’s Revolving Credit Facility have been capitalized as a deferred financing asset, net of accumulated amortization, in the accompanying Consolidated Balance Sheets. A rollforward of the deferred financing cost balance as of September 30, 2017, is as follows:

Balance as of January 1, 2017, net	$927,085
Additions – Revolving Credit Facility [1]	2,792,692
Deferred financing cost amortization expense	(741,796)
Balance as of September 30, 2017, net	$2,977,981

1 This amount includes $1,223,359 of costs incurred in connection with the Company’s Revolving Credit Facility that were erroneously expensed and included in the “General and Administrative Expense” line item within the Company’s Consolidated Statement of Operations for the three months ended March 31, 2017.  During the six-month period ended June 30, 2017, the Company corrected this error by removing the $1,223,359 from expense and capitalizing it as “Deferred Financing Costs, Net” on the Company’s Consolidated Balance Sheet as of June 30, 2017. See Note 2 – “Summary of Significant Accounting Policies.”

Amortization expense incurred related to the Revolving Credit Facility deferred financing costs were $307,831 and $741,796 for the three and nine months ended September 30, 2017, respectively, and is included in the “Interest Expense” line item in the accompanying Consolidated Statements of Operations. There was no amortization expense incurred on the Revolving Credit Facility during the three and nine months ended September 30, 2016, as the Revolving Credit Facility was not in place.

Weighted-Average Interest Rate and Term

The Company’s weighted average interest rate and term of its debt was 3.84% and 3.43 years, respectively, at September 30, 2017, compared to 4.29% and 6.04 years, respectively, at December 31, 2016.

Note 5 – Stockholders’ Equity

Preferred Stock

General

On September 15, 2017, the Company closed on the issuance of 3,105,000 shares of its Series A Cumulative Redeemable Preferred Stock, $0.001 par value per share, with an initial liquidation preference of $25 per share (“Series A Preferred Stock”), inclusive of 405,000 shares issued in connection with the underwriters’ exercise of their over-allotment option. The Company may, at its option, redeem the Series A Preferred Stock for cash in whole or in part, from time to time, at any time on or after September 15, 2022, at a cash redemption price of $25 per share. The Series A Preferred Stock will have no voting rights, except for limited voting rights if the Company fails to pay dividends for six quarterly periods. The issuance resulted in aggregate gross proceeds of $77,625,000. After deducting underwriting discounts and advisory fees of $2,445,188, and expenses paid or to be paid by the Company that were directly attributable to the offering of $220,809 (which are both treated as a reduction of the “Preferred Stock” balance on the accompanying Consolidated Balance Sheets), the Company’s preferred stock balance as of September 30, 2017 was $74,959,003. Net proceeds received from the transaction were $75,146,720, which the Company used primarily to repay borrowings on its Revolving Credit Facility. The Company assessed the characteristics of the Series A Preferred Stock in accordance with the provisions of ASC Topic 480 – “Distinguishing Liabilities from Equity,” and concluded that the Series A Preferred Stock is classified as permanent equity.

Preferred Stock Dividends

Holders of the Company’s Series A Preferred Stock will be entitled to receive dividend payments only when, as and if declared by the Board of Directors of the Company (the “Board”)(or a duly authorized committee of the Board). Any such dividends will accrue or be payable in cash from the original issue date, on a cumulative basis, quarterly in arrears on each dividend payment date. Additionally, dividends will be payable at a fixed rate per annum equal to 7.50% of the liquidation preference of $25 per share (equivalent to $1.875 per share on an annual basis). Dividends on the Series A Preferred Stock will be cumulative and will accrue whether or not: funds are legally available for the payment of those dividends, the Company has earnings or those dividends are authorized.

The quarterly dividend payment dates are January 31, April 30, July 31 and October 31 of each year, commencing on October 31, 2017. The initial dividend is scheduled to be paid on October 31, 2017 to holders of record as of October 15, 2017, and will be a pro rata dividend from, and including, the original issue date to, and including, October 30, 2017, in the pro rata amount of $0.2396 per share for a total dividend amount of $743,598. Refer to Note 11 – “Subsequent Events” for additional information regarding this dividend payment.

Common Stock

General

On June 30, 2017, the Company closed a public underwritten offering of its common shares and on July 20, 2017 the Company closed on the over-allotment option granted to the underwriters. These transactions resulted in an aggregate of 4,025,000 shares of its common stock being issued at a public offering price of $9 per share, resulting in aggregate gross proceeds of $36,225,000. After deducting underwriting discounts and advisory fees of $1,986,876, and expenses paid by the Company that were directly attributable to the offering of $443,499 (both of which are treated as a reduction of the Company’s additional paid-in capital balance), the Company received net proceeds from the transactions of $33,794,625.

Dividends

Since July 2016, the Company’s Board had declared cash dividends on its common stock as summarized in the following table.

Date Announced	Record Date	Applicable Quarter	Payment Date	Dividend Amount[1]		Dividends per Share

September 14, 2016	September 27, 2016	Q3 2016	October 11, 2016	$3,592,786		$0.20
December 14, 2016	December 27, 2016	Q4 2016	January 10, 2017	$3,604,037		$0.20
March 20, 2017	March 27, 2017	Q1 2017	April 10, 2017	$3,603,485		$0.20
June 16, 2017	June 27, 2017	Q2 2017	July 10, 2017	$3,607,726		$0.20
September 8, 2017	September 26, 2017	Q3 2017	October 9, 2017	$4,416,164	[2]	$0.20

[1]	Includes dividends on granted LTIP units and OP Units issued to third parties.
[2]	This amount was accrued as of September 30, 2017 and paid on October 9, 2017. For additional details refer to Note 11 – “Subsequent Events.”

During the nine months ended September 30, 2017, the Company paid total dividends in the amount of $10,815,248, consisting of the dividends declared for the fourth quarter of 2016 through the second quarter of 2017. Additionally, during the nine months ended September 30, 2016, the Company paid total dividends in the amount of $285,703.

In accordance with the terms of the Company’s 2017 Annual Equity Bonus and Long-Term Equity Award Plan as disclosed in Note 7 – “Stock-Based Compensation,” as of September 30, 2017 the Company accrued a dividend of $0.20 per LTIP unit for each of the three quarters of 2017 on the aggregate annual and long-term LTIP units that are subject to retroactive receipt of dividends on the amount of LTIPs ultimately earned. The aggregate amount of the accrual as of September 30, 2017 was $92,123.

OP Units

As of September 30, 2017, there were 117,941 OP Units issued and held by third parties with an aggregate value of approximately $1,077,497. 109,608 of the OP Units were issued in connection with the acquisition of a facility and were valued at the measurement date of August 18, 2017 using the Company’s closing stock price on that date of $9.14 per share, resulting in a value of $1,000,000. Additionally, 8,333 OP Units were issued pursuant to a third party advisory agreement. These OP Units were valued at the measurement date of August 1, 2017 using the Company’s closing stock price on that date of $9.30 per share resulting in a value of $77,497. The advisory agreement is for the period from June 27, 2017 through December 31, 2017 for a total fee of $250,000 payable in shares of Company common stock, LTIP Units, or OP Units, in three equal installments on August 1, 2017, October 1, 2017, and December 1, 2017.  The number of units issued pursuant to the advisory agreement is determined based on the higher of $10 per share or the average closing price per share of the Company’s common stock as reported on the NYSE on the last 10 trading days of the calendar month preceding each payment date.

Note 6 – Related Party Transactions

Initial Management Agreement

On November 10, 2014, the Company entered into a management agreement, with an effective date of April 1, 2014, with the Advisor. Under the terms of this initial management agreement, the Advisor was responsible for designing and implementing the Company’s business strategy and administering its business activities and day-to-day operations. For performing these services, the Company was obligated to pay the Advisor a base management fee equal to the greater of (a) 2.0% per annum of the Company’s net asset value (the value of the Company’s assets less the value of the Company’s liabilities), or (b) $30,000 per calendar month. In accordance with the terms of the initial management agreement, during the nine-month period ended September 30, 2016, the Company incurred $807,147 of base management fees and repaid $510,000 of cumulative management fees accrued and outstanding. Additionally, during the nine-month period ended September 30, 2016, the Company incurred $754,000 in acquisition fees that were paid to the Advisor for acquisitions that were completed during that period.

Amended Management Agreement

Upon completion of the Company’s initial public offering on July 1, 2016, the Company and the Advisor entered into an amended and restated management agreement (the “Amended Management Agreement”). Certain material terms of the Amended Management Agreement are summarized below:

Term and Termination

The Amended Management Agreement has an initial term of three years expiring on the third anniversary of the closing date of the initial public offering but will automatically renew for an unlimited number of successive one-year periods thereafter, unless the agreement is not renewed or is terminated in accordance with its terms. If the Board decides to terminate or not renew the Amended Management Agreement, the Company will generally be required to pay the Advisor a termination fee equal to three times the sum of the average annual base management fee and the average annual incentive compensation with respect to the previous eight fiscal quarters ending on the last day of the fiscal quarter prior to termination. Subsequent to the initial term, the Company may terminate the Amended Management Agreement only under certain circumstances.

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

Per the terms of the Amended Management Agreement, AFFO is calculated by adjusting the Company’s funds from operations, or FFO, by adding back acquisition and disposition costs, stock based compensation expenses, amortization of deferred financing costs and any other non-recurring or non-cash expenses, which are costs that do not relate to the operating performance of the Company’s properties, and subtracting loss on extinguishment of debt, straight line rent adjustment, recurring tenant improvements, recurring leasing commissions and recurring capital expenditures. To date the Company has not incurred or paid an incentive fee.

Management Fee Expense Incurred and Accrued Management Fees

For the three and nine months ended September 30, 2017, management fees of $803,804 and $2,059,325, respectively, were incurred and expensed by the Company and during the nine months ended September 30, 2017, the Company paid management fees to the Advisor in the amount of $1,876,229. For the three and nine months ended September 30, 2016, management fees of $627,147 and $807,147, respectively, were incurred and expensed by the Company and during the nine months ended September 30, 2016 the Company paid management fees to the Advisor in the amount of $510,000. As of September 30, 2017 and December 31, 2016, accrued management fees of $803,805 and $620,709, respectively, were due to the Advisor.

Allocated General and Administrative Expenses

Effective May 8, 2017, the Company and the Advisor entered into an agreement pursuant to which, for a period of one year commencing on May 8, 2017, the Company has agreed to reimburse the Advisor for $125,000 of the annual salary of the General Counsel and Secretary of the Company, such reimbursement to be paid in arrears in 12 equal monthly installments beginning after the end of the month of May 2017 so long as the General Counsel and Secretary continues to be primarily dedicated to the Company in his capacity as its General Counsel and Secretary. In the future, the Company may receive additional allocations of general and administrative expenses from the Advisor that are either clearly applicable to or were reasonably allocated to the operations of the Company. Other than via the terms of the reimbursement agreement, there were no allocated general and administrative expenses from the Advisor for the three and nine months ended September 30, 2017 or September 30, 2016.

Note Payable to Majority Stockholder

In prior years the Company received funds from its former majority stockholder ZH USA, LLC in the form of a non-interest bearing, due on demand note payable, which is classified as “Note payable to related parties” on the accompanying Consolidated Balance Sheets. The Company repaid this loan in full during the nine months ended September 30, 2017 and accordingly the balance of this note was zero and $421,000 as of September 30, 2017 and December 31, 2016, respectively.

Due to Related Parties, Net

A rollforward of the due (to) from related parties balance, net, as of September 30, 2017, is as follows:

	Due to Advisor –Mgmt. Fees	Due to Advisor – Other Funds	Due (to) from Other Related Party	Total Due (To) From Related Parties, Net
Balance as of January 1, 2017	$(620,709)	(586)	40,384	(580,911)
Management fee expense incurred [1]	(2,059,325)	-	-	(2,059,325)
Management fees paid to Advisor [1]	1,876,229	-	-	1,876,229
Loan repaid to Advisor [2]	-	149	-	149
Loan repaid to other related party [3]	-	-	(38,428)	(38,428)
Balance as of September 30, 2017	$(803,805)	(437)	1,956	(802,286)

[1]	Net amount accrued of $183,096 consists of $2,059,325 in management fee expense incurred, net of $1,876,229 of accrued management fees that were paid to the Advisor. This represents a cash flow operating activity.
[2]	Amount represents the partial repayment of expenses that were previously paid by the Advisor on the Company’s behalf. This represents a cash flow financing activity.
[3]	Amount represents the net repayment of previous loans made by the Company to related parties. This represents a cash flow investing activity.

Note 7 – Stock-Based Compensation

2017 Program – Performance Based Awards

On February 28, 2017, the Board approved the recommendations of the Compensation Committee of the Board (the “Compensation Committee”) with respect to the awarding of 2017 annual performance-based equity incentive award targets in the form of LTIP units (the “Annual Awards”) and long-term performance-based LTIP awards (the “Long-Term Awards”) to the executive officers of the Company and other employees of the Company’s external manager who perform services for the Company (the “2017 Program”). Additionally, the Board approved the recommendations of the Compensation Committee with respect to awarding Annual Awards and Long-Term Awards to two executive officers of the Company whose employment commenced on August 23, 2017 and May 8, 2017, respectively. None of the LTIP units awarded under the 2017 Program have been earned by the participants as of September 30, 2017.

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

The LTIP unit award targets under the 2017 Program and subsequent activity during the nine months ended September 30, 2017, is as follows:

	Annual	Long-Term	Total

Awards on February 28, 2017	97,243	147,081	244,324
Awards on August 23, 2017 and May 8, 2017	8,224	17,754	25,978
Total 2017 Program LTIP units awarded as of September 30, 2017	105,467	164,835	270,302
2017 Program LTIP units forfeited	(19,338)	(58,668)	(78,006)
Net 2017 Program LTIP awards as of September 30, 2017	86,129	106,167	192,296

As of September 30, 2017, all 192,296 LTIP unit target awards as of September 30, 2017 were to non-employees. The number of target LTIP units comprising each Annual Award was based on the closing price of the Company’s common stock reported on the New York Stock Exchange (“NYSE”) on the dates of grant (August 23, 2017, May 8, 2017, and February 28, 2017) and the number of target LTIP units comprising each Long-Term Award was based on the fair value of the Long-Term Awards as determined by an independent valuation consultant, in each case rounded to the next whole LTIP unit in order to eliminate fractional units.

Annual Awards. The Annual Awards are subject to the terms and conditions of LTIP Annual Award Agreements (“LTIP Annual Award Agreements”) between the Company and each grantee.

The Compensation Committee established various operating performance goals for calendar year 2017, as set forth in Exhibit A to the LTIP Annual Award Agreements (the “Performance Goals”), that will be used to determine the actual number of LTIP units earned by each grantee under each LTIP Annual Award Agreement. During the three months ended September 30, 2017, management made a determination that the Annual Award payout trend as of September 30, 2017 was 55%, and accordingly, applied 55% to the net target Annual Awards as of September 30, 2017 (86,129 units) to estimate the Annual Awards expected to be earned at the end of the performance period (47,371 units). Cumulative stock based compensation expense during the three and nine months ended September 30, 2017 was adjusted to reflect the reduction in the Annual Award target to 55%. As soon as reasonably practicable following the last day of the 2017 fiscal year, the Compensation Committee will determine the extent to which the Company has achieved the Performance Goals and, based on such determination, will calculate the number of LTIP units that each grantee is entitled to receive under the grantee’s Annual Award based on the performance percentages described in the grantee’s LTIP Annual Award Agreement. Each grantee may earn up to 150% of the number of target LTIP units covered by the grantee’s Annual Award. Any target LTIP units that are not earned will be forfeited and cancelled.

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

The Monte Carlo simulation is a generally accepted statistical technique used, in this instance, to simulate a range of possible future stock prices for the Company and the members of the SNL Healthcare REIT Index (the “Index”) over the Performance Period (February 28, 2017 to February 27, 2020; May 8, 2017 to May 7, 2020; and August 23, 2017 to August 22, 2020, respectively). The purpose of this modeling is to use a probabilistic approach for estimating the fair value of the performance share award for purposes of accounting under ASC Topic 718. ASC Topic 505 does not provide guidance on how to derive a fair value, so the valuation defaults to that described in ASC Topic 718.

The assumptions used in the Monte Carlo simulation include beginning average stock price, valuation date stock price, expected volatilities, correlation coefficients, risk-free rate of interest, and expected dividend yield. The beginning average stock price is the beginning average stock price for the Company and each member of the Index for the five trading days leading up to the grant date. The valuation date stock price is the closing stock price of the Company and each of the peer companies in the Index on the grant date for the grant date fair value, and the closing stock price on September 30, 2017 for revaluation. The expected volatilities are modeled using the historical volatilities for the Company and the members of the Index. The correlation coefficients are calculated using the same data as the historical volatilities. The risk-free rate of interest is taken from the U.S. Treasury website, and relates to the expected life of the remaining performance period on valuation or revaluation. Lastly, the dividend yield assumption is 0.0%, which is mathematically equivalent to reinvesting dividends in the issuing entity, which is part of the Company’s award agreement assumptions.

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

2016 Plan – Time Based Grants (excludes 2017 Program - Performance Based Awards)

The LTIP units granted under the 2016 Plan (excluding 2017 Program awards) during the nine months ended September 30, 2017, are as follows:

Total 2016 Plan LTIP units granted as of January 1, 2017	414,504
Additional LTIP units granted	27,179
Total 2016 Plan LTIP units granted as of September 30, 2017	441,683
2016 Plan LTIP units forfeited	(38,733)
Net 2016 Plan LTIP units granted and outstanding as of September 30, 2017	402,950

Of the 27,179 LTIP units that were granted during the nine months ended September 30, 2017, there was a total of 11,204 LTIP units granted to two executives of the Company (employees of the Advisor) on August 23, 2017 and May 8, 2017 and the remaining 15,975 LTIP units were granted to the Company’s independent directors on May 18, 2017.

Of the 402,950 LTIP units that were granted under the 2016 Plan (net of forfeitures), 60,400 units vested immediately on July 1, 2016 upon completion of the Company’s initial public offering, 68,900 LTIP units vested on December 1, 2016, 13,750 units that were granted to the independent directors vested on July 1, 2017, and an additional 72,488 LTIP units vested immediately as a result of individuals (primarily executives) leaving the Company, resulting in a total of 215,538 vested LTIP units as of September 30, 2017.

The remaining unvested 187,412 LTIP units, net of forfeitures, (the “Service LTIPs”) consists of 171,437 units granted to employees of the Advisor and its affiliates deemed to be non-employees in accordance with ASC Topic 505 and vest over periods of 36 months to 53 months, from the grant date, dependent on the population granted to, as well as 15,975 units granted to the Company’s independent directors on May 18, 2017 (who were treated as employees in accordance with ASC Topic 718), and vest over a period of 12 months from the grant date.

Under the 2016 Plan a total of 1,232,397 shares of common stock are available to be granted or issued in respect of other equity-based awards such as LTIP units. Based on the grants and target awards outstanding as of September 30, 2017, there are 637,151 shares that remain available to be granted or issued under the 2016 Plan as of September 30, 2017. Shares subject to awards under the 2017 Program and the 2016 Plan that are forfeited, cancelled, lapsed, settled in cash or otherwise expired (excluding shares withheld to satisfy exercise prices or tax withholding obligations) are available for grant.

Detail of Compensation Expense Recognized For The Three and Nine Months Ended September 30, 2017

The Company incurred compensation expense of $340,287 and $1,480,724 for the three and nine months ended September 30, 2017, respectively, related to the grants awarded under the 2017 Program and the 2016 Plan. Compensation expense is classified as “General and Administrative” expense in the Company’s accompanying Consolidated Statements of Operations. A detail of compensation expense recognized during the three and nine months ended September 30, 2017, is as follows:

	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017
2016 Plan – Time Based Grants:
Service LTIPs – non-employee	$258,033	$933,143
Service LTIPs – employee	56,567	123,967
2017 Program – Performance Based Award Targets:
Annual Awards – non-employee	(22,107)	238,835
Long-Term Awards – non-employee	47,794	184,779
Total compensation expense	$340,287	$1,480,724

Total unamortized compensation expense related to these units of approximately $1.9 million is expected to be recognized subsequent to September 30, 2017 over a weighted average remaining period of 1.23 years.

Note 8 – Rental Revenue

The aggregate annual minimum cash to be received by the Company on the noncancelable operating leases related to its portfolio of medical facilities in effect as of September 30, 2017, are as follows for the subsequent years ended December 31 as listed below.

2017	$8,035,103
2018	32,516,357
2019	33,166,395
2020	33,811,627
2021	32,003,983
Thereafter	251,225,055
Total	$390,758,520

For the three months ended September 30, 2017, the HealthSouth facilities constituted approximately 18% of the Company’s rental revenue, the OCOM facilities constituted approximately 15% of the Company’ rental revenue, the Sherman facility constituted approximately 10% of the Company’s rental revenue, the Great Bend facility constituted approximately 8% of the Company’s rental revenue, the Omaha facility constituted approximately 6% of the Company’s rental revenue, and the Plano facility constituted approximately 5% of the Company’s rental revenue. All other facilities in the Company’s portfolio constituted the remaining 38% of the total rental revenue with no individual facility constituting greater than approximately 4% of total rental revenue.

For the nine months ended September 30, 2017, the HealthSouth facilities constituted approximately 22% of the Company’s rental revenue, the OCOM facilities constituted approximately 12% of the Company’ rental revenue, the Omaha and Great Bend facilities each constituted approximately 7% of the Company’s rental revenue, the Plano and Tennessee facilities each constituted approximately 6% of the Company’s rental revenue, and the Marina Towers facility constituted approximately 5% of the Company’s rental revenue. All other facilities in the Company’s portfolio constituted the remaining 35% of the total rental revenue with no individual facility constituting greater than approximately 4% of total rental revenue.

For the three months ended September 30, 2016, the Omaha facility constituted approximately 22% of the Company’s rental revenue, the Tennessee facilities constituted approximately 18% of rental revenue, the Plano facility constituted approximately 17% of rental revenue, the West Mifflin facility constituted approximately 11% of rental revenue, the Melbourne facility constituted approximately 15% of rental revenue, and the Reading facility constituted approximately 8% of rental revenue. The Westland and Asheville facilities constituted approximately 6% and 3% of rental revenue, respectively.

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

Note 9 – Omaha and Clermont Land Leases

The Omaha facility land lease expires in 2033, subject to future renewal options by the Company. Under the terms of the Omaha land lease, annual rents increase 12.5% every fifth anniversary of the lease. The initial Omaha land lease increase occurred in April 2017. During the three and nine months ended September 30, 2017, the Company expensed $18,153 and $54,461, respectively, related to the Omaha land lease. During the three and nine months ended September 30, 2016, the Company expensed $18,153 and $54,461, respectively, related to this lease.

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

The aggregate minimum cash payments to be made by the Company on the Omaha land lease and the Clermont land lease in effect as of September 30, 2017, are as follows for the subsequent years ended December 31; as listed below.

2017	$18,626
2018	78,245
2019	81,987
2020	81,987
2021	81,987
Thereafter	1,883,702
Total	$2,226,534

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

Note 11 – Subsequent Events

Common Stock Dividend Paid

On October 9, 2017 the Company paid the third quarter 2017 dividend that was announced on September 18, 2017 in the amount of $4,416,164.

Preferred Stock Dividend Paid

The initial preferred stock dividend was paid on October 31, 2017 to holders of record as of October 15, 2017, for the pro rata dividend from, and including, the original issue date to, and including, October 30, 2017, in the pro rata amount of $0.2396 per share for a total dividend amount of $743,598.

LTIP Award

On October 11, 2017 the Board approved the grant of 32,787 LTIP units to the Company’s Chief Executive Officer. The LTIP units were granted under the 2016 Plan and vest over a period of two years, on October 11, 2018 and October 11, 2019.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our financial statements, including the notes to those financial statements, included elsewhere in this Report.

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

Forward-looking statements involve numerous risks and uncertainties and you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data or methods which may be incorrect or imprecise and we may not be able to realize them. We do not guarantee that the transactions and events described will happen as described (or that they will happen at all). The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

•	defaults on or non-renewal of leases by tenants;
•	decreased rental rates or increased vacancy rates;
•	difficulties in identifying healthcare facilities to acquire and completing such acquisitions;
•	general economic conditions;
•	adverse economic or real estate developments, either nationally or in the markets in which our facilities are located;
•	our failure to generate sufficient cash flows to service our outstanding obligations;
•	fluctuations in interest rates and increased operating costs;
•	our ability to deploy the debt and equity capital we raise;
•	our ability to raise additional equity and debt capital on terms that are attractive or at all;
•	our ability to make distributions on shares of our capital stock;
•	general volatility of the market price of our common stock;
•	our lack of a significant operating history;
•	changes in our business or strategy;
•	our dependence upon key personnel whose continued service is not guaranteed;
•	our ability to identify, hire and retain highly qualified personnel in the future;
•	the degree and nature of our competition;
•	changes in governmental regulations, tax rates and similar matters;
•	competition for investment opportunities;
•	our failure to successfully develop, integrate and operate acquired healthcare facilities and operations;
•	changes in accounting policies generally accepted in the United States of America (“GAAP”);
•	lack of or insufficient amounts of insurance;
•	other factors affecting the real estate industry generally;
•	our failure to qualify and maintain our qualification as a real estate investment trust (“REIT”) for U.S. federal income tax purposes;
•	limitations imposed on our business and our ability to satisfy complex rules relating to REIT qualification for U.S. federal income tax purposes; and
•	changes in governmental regulations or interpretations thereof, such as real estate and zoning laws and increases in real property tax rates and taxation of REITs.

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

Overview

Global Medical REIT Inc. (the “Company,” “us,” “we,” or “our”) is an externally-managed, Maryland corporation engaged primarily in the acquisition of licensed, state-of-the-art, purpose-built healthcare facilities and the leasing of these facilities to strong clinical operators with leading market share. We completed our initial public offering (“IPO”) in July of 2016 and, as of September 30, 2017, had 21,630,675 shares of common stock outstanding.

As of September 30, 2017, our portfolio consisted of 29 facilities with an aggregate of approximately 1,186,462 net leasable square feet and an average remaining lease term of approximately 9.22 years. We seek to acquire or enter into (primarily through sale/leaseback transactions) triple-net leases, pursuant to which our tenants are responsible for all operating expenses relating to the property, that also contain annual rent escalation provisions. This leasing structure provides us with more predictable cash flow and increasing returns from our properties. The table below summarizes our portfolio as of September 30, 2017:

Facility	Location	Date Acquired	Facility Type	Net Leasable Square Feet	Lease Years Remaining	Annualized $ Rent[1]	Annualized $ Rent Per Square Foot[1]
Omaha	Omaha, NE	6/5/2014	LTAC	41,113	4.93	$1,762,512	$42.87
Asheville	Asheville, NC	9/19/2014	ASC	8,840	4.61	237,621	26.88
West Mifflin	West Mifflin, PA	9/25/2015	MOB/ ASC	27,193	13.16	783,653	28.82
Tennessee	Memphis, TN	12/31/2015	MOB/ ASC	52,266	10.43	1,300,000	24.87
Plano	Plano, TX	1/28/2016	Surgical Hospital	24,000	18.50	1,278,000	53.25
Westland	Detroit, MI	3/31/2016	ASC	15,018	8.68	389,500	25.94
Melbourne	Melbourne, FL	3/31/2016	MOB/ Imaging	75,899	8.68	1,104,675	14.55
Reading	Wyomissing, PA	7/20/2016	MOB/ ASC	23,500	8.98	690,045	29.36
East Orange	East Orange, NJ	9/29/2016	MOB	60,442	9.17	961,753	15.91
Watertown	Watertown, SD	9/30/2016	MOB	46,884	14.17	707,167	15.08
Sandusky	Sandusky, OH	10/7/16 – 8/15/17	MOB	55,760	10.26	842,481	15.11
Carson City	Carson City, NV	10/31/2016	MOB	20,632	6.26	344,000	16.67
Ellijay	Ellijay, GA	12/16/2016	MOB	44,162	8.92	364,224	8.25
HealthSouth Mesa	Mesa, AZ	12/20/2016	IRF	51,903	7.26	1,710,617	32.96
HealthSouth Altoona	Altoona, PA	12/20/2016	IRF	70,007	3.78	1,671,760	23.88
HealthSouth Mechanicsburg	Mechanicsburg. PA	12/20/2016	IRF	78,836	3.78	1,877,298	23.81
Cape Coral	Cape Coral, FL	1/10/2017	MOB	25,814	9.51	529,187	20.50
Lewisburg	Lewisburg, PA	1/12/2017	MOB/ Imaging	28,480	5.76	542,501	19.05
Las Cruces	Las Cruces, NM	2/1/2017	MOB	15,761	11.51	354,623	22.50
Prescott	Prescott, AZ	2/9/2017	MOB	12,000	9.09	360,000	30.00
Clermont	Clermont. FL	3/1/2017	MOB	18,152	3.58	361,915	19.94
OCOM	Oklahoma City, OK	3/31/2017	Surgical Hospital	96,596	8.58	3,535,294	36.60
Great Bend	Great Bend, KS	3/31/2017	Hospital	63,978	14.68	2,143,750	33.51
Brockport	Brockport, NY	6/27/2017	MOB	29,497	13.23	620,653	21.04
Flower Mound	Flower Mound, TX	6/27/2017	ASC	10,062	9.17	288,362	28.66
Sherman	Sherman, TX	6/30/2017	IRF/LTAC	69,3522	19.92	2,346,140	33.83
Lubbock	Lubbock, TX	8/18/2017	MOB	27,280	12.00	600,160	22.00
Germantown	Germantown, TN	8/30/2017	MOB/ ASC	33,777	6.67	1,459,024	43.20
Austin	Austin, TX	9/25/2017	Rehab. Hospital	59,258	9.58	2,884,650	48.68
Total Portfolio/Average				1,186,462	9.22	$32,051,565	$27.01

[1]	Calculated by multiplying (a) monthly rent in place at September 30, 2017, by (b) 12. Accordingly, this methodology produces an annualized figure but does not take into account future contractual rental rate increases.
[2]	Does not include 12,000 square feet of shell space.

Definitions for acronyms used in the “Facility Type” column in the table above are as follows: “LTAC” refers to Long-Term Acute Care; “ASC” refers to Ambulatory Surgical Center; “MOB” refers to Medical Office Building; and “IRF” refers to Inpatient Rehabilitation Facility.

We elected to be taxed as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2016. We conduct our business through an umbrella partnership real estate investment trust, or UPREIT, structure in which our properties are owned by wholly-owned subsidiaries of our operating partnership, Global Medical REIT L.P. (the “Operating Partnership”). Our wholly-owned subsidiary, Global Medical REIT GP, LLC, is the sole general partner of our Operating Partnership and, as of September 30, 2017, we owned approximately 97.64% of the operating partnership units of our Operating Partnership.

Recent Developments

Completed Series A Preferred Stock Offering

On September 15, 2017, we closed on the public underwritten offering of 3,105,000 shares of our Series A Cumulative Redeemable Preferred Stock, $0.001 par value per share, with a liquidation preference of $25 per share (the “Series A Preferred Stock”), inclusive of 405,000 shares issued in connection with the underwriters’ exercise of their over-allotment option. The issuance raised aggregate net proceeds of approximately $75 million.

Completed Acquisitions

During the three months ended September 30, 2017, we completed four acquisitions with an aggregate purchase price of approximately $66 million. During the nine months ended September 30, 2017, we completed 16 acquisitions with an aggregate purchase price of approximately $215 million. Our gross investment in real estate balance was $422.3 million and $206.9 million as of September 30, 2017 and December 31, 2016, respectively. A summary description of the facilities acquired in the third quarter of 2017 is contained in Note 3 – “Property Portfolio,” to the notes to the consolidated financial statements.

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

Critical Accounting Policies

Refer to our audited consolidated financial statements and notes thereto for the year ended December 31, 2016 for a discussion of our significant accounting policies, including the critical accounting policies of: purchase of real estate, impairment of long lived assets, revenue recognition, fair value of financial instruments, and stock-based compensation, which are included in our 2016 Annual Report on Form 10-K, which was filed with the SEC on March 27, 2017. During the nine months ended September 30, 2017, there were no material changes to these policies.

Consolidated Results of Operations

The major factor that resulted in variances in our results of operations for each revenue and expense category for the three and nine months ended September 30, 2017, compared to the three and nine months ended September 30, 2016 was the increase in the size of our property portfolio. Our total investments in real estate, net of accumulated depreciation and amortization, was $412.1 million and $122.3 million as of September 30, 2017 and 2016, respectively.

Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016

	For the Three Months Ended
	September 30, 2017	September 30, 2016	$ Change
Revenue
Rental revenue	$7,921,913	$1,932,425	$5,989,488
Expense recoveries	443,816	-	443,816
Other income	23,134	70,225	(47,091)
Total revenue	8,388,863	2,002,650	6,386,213

Expenses
Acquisition fees	651,645	-	651,645
General and administrative	989,526	1,720,651	(731,125)
Operating expenses	464,514	1,025	463,489
Management fees – related party	803,804	627,147	176,657
Depreciation expense	2,175,668	585,449	1,590,219
Amortization expense	523,487	-	523,487
Interest expense	2,174,683	1,051,204	1,123,479
Total expenses	7,783,327	3,985,476	3,797,851
Net income (loss)	$605,536	$(1,982,826)	$2,588,362

Revenue

Total Revenue

Total revenue for the three months ended September 30, 2017 was $8,388,863, compared to $2,002,650 for the same period in 2016, an increase of $6,386,213. The increase is primarily the result of rental revenue earned from the facilities acquired subsequent to September 30, 2016, as well as from the recognition of a full three months of rental revenue relating to acquisitions that occurred during the three months ended September 30, 2016. Additionally, $443,816 in revenue was recognized from expense recoveries during the three month period ended September 30, 2017, which related to tenant reimbursement of real estate taxes, insurance, and certain other operating expenses. We recognize these reimbursements and related expenses on a gross basis in our Consolidated Statements of Operations (i.e., we recognize an equivalent increase in revenue (expense recoveries) and expense (operating expenses)). We did not recognize any revenue from expense recoveries during the three month period ended September 30, 2016.

Expenses

Acquisition Fees

Acquisition fees to unrelated parties for the three months ended September 30, 2017 were $651,645, compared to zero for the same period in 2016. These acquisition fees during the 2017 three-month period were incurred on our acquisitions that were accounted for as business combinations. No acquisitions were accounted for as business combinations during the three-month period in 2016.

General and Administrative

General and administrative expenses for the three months ended September 30, 2017 were $989,526, compared with $1,720,651 for the same period in 2016, a decrease of $731,125. This decrease compared to the corresponding period in the prior year primarily relates to a decrease in non-cash compensation expense incurred on the LTIP units reflecting the impact of LTIP forfeitures, a decrease in legal expense due to the internalization of many of our legal costs, as well as a decrease in insurance expense recognized reflecting actions taken to reduce property insurance costs.

Operating expenses

Operating expenses for the three months ended September 30, 2017 were $464,514, compared with $1,025 for the same period in 2016, an increase of $463,489. Operating expenses primarily consist of $443,816 of reimbursable property operating expenses that we paid on behalf of certain of our tenants but also for which we receive reimbursement from the tenant under the applicable lease.

Management Fees – related party

Management fees for the three months ended September 30, 2017 were $803,804, compared with $627,147 for the same period in 2016, an increase of $176,657. The increase in the management fee during the current quarter results from a larger stockholders’ equity balance due to the common stock and preferred stock issuances that were completed during 2017.

Depreciation Expense

Depreciation expense for the three months ended September 30, 2017 was $2,175,668, compared with $585,449 for the same period in 2016, an increase of $1,590,219. The increase results primarily from depreciation expense incurred on the facilities acquired subsequent to September 30, 2016 and the recognition of depreciation expense for a full three-month period related to acquisitions completed during the three months ended September 30, 2016.

Amortization Expense

Amortization expense for the three months ended September 30, 2017 was $523,487, compared to zero for the same period in 2016. Amortization expense was incurred on the in-place lease and leasing cost intangible assets recognized from our acquisitions that were accounted for as business combinations. No acquisitions were accounted for as business combinations during the three-month period in 2016.

Interest Expense

Interest expense for the three months ended September 30, 2017 was $2,174,683, compared with $1,051,204 for the same period in 2016, an increase of $1,123,479. This increase is due to higher average borrowings during the current quarter reflecting interest incurred on the outstanding borrowings from our revolving credit facility as well as amortization of the deferred financing costs incurred to procure debt, which is recorded as interest expense.

The weighted average interest rate and term of our debt was 3.84% and 3.43 years, respectively, at September 30, 2017, compared to 4.88% and 8.13 years, respectively, at September 30, 2016.

Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016

	For the Nine Months Ended
	September 30, 2017	September 30, 2016	$ Change
Revenue
Rental revenue	$19,217,710	$4,994,172	$14,223,538
Expense recoveries	1,141,455	-	1,141,455
Other income	111,502	93,196	18,306
Total revenue	20,470,667	5,087,368	15,383,299

Expenses
Acquisition fees	2,130,187	-	2,130,187
Acquisition fees – related party	-	754,000	(754,000)
General and administrative	4,418,115	2,962,730	1,455,385
Operating expenses	1,234,247	15,685	1,218,562
Management fees – related party	2,059,325	807,147	1,252,178
Depreciation expense	5,372,308	1,528,281	3,844,027
Amortization expense	1,326,395	-	1,326,395
Interest expense	5,265,262	3,443,113	1,822,149
Total expenses	21,805,839	9,510,956	12,294,883
Net loss	$(1,335,172)	$(4,423,588)	$3,088,416

Revenue

Total Revenue

Total revenue for the nine months ended September 30, 2017 was $20,470,667, compared to $5,087,368 for the same period in 2016, an increase of $15,383,299. The increase is primarily the result of rental revenue derived from the facilities acquired subsequent to September 30, 2016, as well as from the recognition of a full nine months of rental revenue relating to acquisitions that occurred during the nine months ended September 30, 2016. Additionally, $1,141,455 in revenue was recognized from expense recoveries during the nine-month period ended September 30, 2017, which related to tenant reimbursement of real estate taxes, insurance, and certain other operating expenses that are recognized as expense recovery revenue. We recognize these reimbursements and related expenses on a gross basis in our Consolidated Statements of Operations (i.e., we recognize an equivalent increase in revenue (expense recoveries) and expense (operating expenses)). We did not recognize any revenue from expense recoveries during the nine month period ended September 30, 2016.

Expenses

Acquisition Fees

Acquisition fees to unrelated parties for the nine months ended September 30, 2017 were $2,130,187, compared to zero for the same period in 2016. These acquisition fees during the nine-month period ended September 30, 2017 were primarily related to acquisitions that were accounted for as business combinations. As discussed below in the “Acquisition Fees – related party” section, prior to July 1, 2016, the effective date of our amended management agreement (the “Amended Management Agreement”), our acquisition fees were payable to our Advisor.

Acquisition Fees – related party

Related party acquisition fees for the nine months ended September 30, 2017 were zero, compared with $754,000 for the same period in 2016. Related party acquisition fees for the nine months ended September 30, 2016 consisted of $350,000, $309,000 and $95,000 that were expensed in connection with the acquisitions of the Plano Facility, the Melbourne Facility, and the Westland Facility, respectively. Pursuant to our original management agreement, the acquisition fees payable to our Advisor were computed at a rate of 2% of the purchase price of the facility and, subsequent to July 1, 2016, our acquisitions were no longer subject to this fee.

General and Administrative

General and administrative expenses for the nine months ended September 30, 2017 were $4,418,115, compared with $2,962,730 for the same period in 2016, an increase of $1,455,385. The increase primarily results from an increase of $649,897 in non-cash compensation expense incurred related to the LTIP units during the current nine-month period as well as from an increase in costs incurred during the nine-month period related to Sarbanes-Oxley implementation and public company related costs such as capital market advisory and investor relations.

Operating expenses

Operating expenses for the nine months ended September 30, 2017 were $1,234,247, compared with $15,685 for the same period in 2016, an increase of $1,218,562. Operating expenses primarily consisted of $1,141,455, of reimbursable property operating expenses that we paid on behalf of certain of our tenants but also for which we receive reimbursement from the tenant under the applicable lease.

Management Fees – related party

Management fees for the nine months ended September 30, 2017 were $2,059,325, compared with $807,147 for the same period in 2016, an increase of $1,252,178. The increase in the management fee during the nine months ended September 30, 2017 was due primarily to the larger stockholders’ equity balance due to common stock and preferred stock issuances during 2017 as well as changes in the fee calculation described below. The nine-month period ended September 30, 2017 management fee was calculated based on the terms of the Amended Management Agreement, which became effective on July 1, 2016 and requires an annual base management fee equal to 1.5% of our stockholders’ equity (as defined in the Amended Management Agreement). The management fee for the same period in 2016 was calculated based upon the terms of the Amended Management Agreement from July 1, 2016 through September 30, 2016 ($627,147 of expense) and based on the terms of the original management agreement from January 1, 2016 through June 30, 2016 with a fixed fee of $30,000 per month ($180,000 of expense).

Depreciation Expense

Depreciation expense for the nine months ended September 30, 2017 was $5,372,308, compared with $1,528,281 for the same period in 2016, an increase of $3,844,027. The increase results from depreciation expense incurred on the facilities acquired subsequent to September 30, 2016 and the recognition of depreciation expense for a full nine-month period related to acquisitions completed during the nine months ended September 30, 2016.

Amortization Expense

Amortization expense for the nine months ended September 30, 2017 was $1,326,395, compared to zero for the same period in 2016. Amortization expense was incurred on the in-place lease and leasing cost intangible assets recognized from our acquisitions that were accounted for as business combinations. We had no acquisitions that were accounted for as business combinations during the nine-month period ended September 30, 2016.

Interest Expense

Interest expense for the nine months ended September 30, 2017 was $5,265,262, compared with $3,443,113 for the same period in 2016, an increase of $1,822,149. This increase is due to higher average borrowings during the current nine-month period reflecting interest incurred on the outstanding borrowings from our revolving credit facility as well as amortization of the deferred financing costs incurred to procure debt, which is recorded as interest expense.

The weighted average interest rate and term of our debt was 3.84% and 3.43 years, respectively, at September 30, 2017, compared to 4.88% and 8.13 years, respectively, at September 30, 2016.

Assets and Liabilities

As of September 30, 2017 and December 31, 2016, our principal assets consisted of investments in real estate, net; cash and acquired lease intangible assets, net. As of September 30, 2017 and December 31, 2016, our liquid assets consisted primarily of cash of $6.8 million and $19.7 million, respectively.

The increase in our investments in real estate, net, to $412.1 million as of September 30, 2017, compared to $203.5 million as of December 31, 2016, was primarily the result of the 16 acquisitions that were completed during the nine months ended September 30, 2017.

The decrease in our cash balance to $6.8 million as of September 30, 2017, compared to $19.7 million as of December 31, 2016, was primarily due to $213.5 million of cash used for the 16 acquisitions during the nine-month period ended September 30, 2017, $10.8 million of dividends paid during the nine-month period ended September 30, 2017, $2.8 million of cash paid for deferred financing costs during the nine-month period ended September 30, 2017 related to the revolving credit facility, and approximately $0.5 million used to repay related party debt. These decreases in cash were partially offset by net borrowings from the revolving credit facility in the amount of $98.4 million, net proceeds received from our common stock offering of $33.8 million, net proceeds received from our preferred stock offering of approximately $75 million, and an increase in cash provided by operating activities of $7.3 million.

 The increase in our total liabilities to $175.9 million as of September 30, 2017 compared to $72.3 million as of December 31, 2016, was primarily the result of net borrowings from the revolving credit facility in the amount of $98.4 million as well as from increases in the security deposit liability balance, the accounts payable and accrued expenses balance, and the acquired lease intangible liability balance.

Liquidity and Capital Resources

General

Our short-term liquidity requirements include:

•	interest expense and scheduled principal payments on outstanding indebtedness,
•	general and administrative expenses, and
•	acquisition expenses.

In addition, we will require funds for future distributions expected to be paid to our common and preferred stockholders and OP and LTIP unit holders in our Operating Partnership.

As of September 30, 2017, we had $6.8 million of cash and also had borrowing capacity under our revolving credit facility as described below. Our primary sources of cash include rent we collect from our tenants, borrowings under our revolving credit facility, secured term loans and net proceeds received from equity issuances.

On June 30, 2017, we closed a public underwritten offering of our common stock and on July 20, 2017 we closed on the over-allotment option granted to the underwriters. These transactions resulted in an aggregate of 4,025,000 shares of its common stock being issued at a public offering price of $9 per share, resulting in aggregate net proceeds of approximately $33.8 million. We used the proceeds from this transaction primarily to repay borrowing on our revolving credit facility.

On September 15, 2017, we closed on a public underwritten offering of 3,105,000 shares of our Series A Preferred Stock, $0.001 par value per share, with a liquidation preference of $25 per share, inclusive of 405,000 shares issued in connection with the underwriters’ exercise of their over-allotment option. The issuance raised aggregate net proceeds of approximately $75 million. We used the proceeds from this transaction primarily to repay borrowing on our revolving credit facility.

On March 3, 2017, the Company, the Operating Partnership, as borrower, and the subsidiary guarantors of the Operating Partnership amended our revolving credit facility (the “Revolving Credit Facility”) with BMO Harris Bank N.A., as Administrative Agent, which increased the commitment amount to $200 million plus an accordion feature that allows for up to an additional $50 million of principal amount subject to certain conditions. On September 28, 2017, certain of the Company’s lenders under the Revolving Credit Facility committed to fund all of the $50 million accordion feature. The subsidiary guarantors and the Company are guarantors of the obligations under the Revolving Credit Facility. The amount available to borrow from time to time under the Revolving Credit Facility is limited according to a quarterly borrowing base valuation of certain properties owned by the subsidiary guarantors. Our Operating Partnership is subject to ongoing compliance with a number of customary affirmative and negative covenants under the Revolving Credit Facility, including limitations with respect to liens, indebtedness, distributions, mergers, consolidations, investments, restricted payments and asset sales. The Operating Partnership must also maintain (i) a maximum consolidated leverage ratio, commencing with the fiscal quarter ending December 31, 2016 and as of the end of each fiscal quarter thereafter, of less than (y) 0.65:1.00 for each fiscal quarter ending prior to October 1, 2019 and (z) thereafter, 0.60:1.00, (ii) a minimum fixed charge coverage ratio of 1.50:1.00, (iii) a minimum net worth of $119,781,219 plus 75% of all net proceeds raised through subsequent equity offerings and (iv) a ratio of total secured recourse debt to total asset value of not greater than 0.10:1.00. As of September 30, 2017, the outstanding Revolving Credit Facility balance was $126.1 million.

On August 25, 2017, the Company and the Operating Partnership entered into separate Sales Agreements (the “Sales Agreements”) with each of Cantor Fitzgerald & Co. and FBR Capital Markets & Co. (the “Agents”), pursuant to which the Company may issue and sell, from time to time, its common shares having an aggregate offering price of up to $50.0 million, through the Agents (the “ATM Program”). In accordance with the Sales Agreements, the Company may offer and sell its common shares through any of the Agents, from time to time, by any method deemed to be an “at the market offering” as defined in Rule 415 under the Securities Act of 1933, as amended, which includes sales made directly on the New York Stock Exchange or other existing trading market, sales made to or through a market maker, sales made through negotiated transactions or any other method permitted by law. As of September 30, 2017, we had not made any sales of our common shares through the ATM Program.

We believe we will be able to satisfy our short-term liquidity requirements through our existing cash and cash equivalents, cash flow from operating activities, and future equity offerings and borrowings under our Revolving Credit Facility and any other debt instruments we may enter into. However, although we are currently in compliance with our covenants under the Revolving Credit Facility, if we continue to borrow under the Revolving Credit Facility and are unable to raise additional equity capital in the future, we may be unable to utilize our Revolving Credit Facility to finance our short-term liquidity requirements unless we are able to obtain covenant waivers from our lenders.

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

To qualify as a REIT for federal income tax purposes, we are required to distribute annually at least 90% of our REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains, and to pay tax at regular corporate rates to the extent that we annually distribute less than 100% of our REIT taxable income. Subject to the requirements of the Maryland General Corporation Law, we intend to pay quarterly dividends to our stockholders, if and to the extent authorized by our Board.

Cash Flow Information

Net cash provided by operating activities for the nine months ended September 30, 2017 was $7.3 million, compared with net cash used in operating activities of $2.1 million for the corresponding nine months in 2016. This increase in cash flows from operating activities was primarily derived from the increase in the size of our property portfolio at September 30, 2017 compared to September 30, 2016.

Net cash used in investing activities for the nine months ended September 30, 2017 was $213.5 million, compared with $68.3 million, for the corresponding nine months in 2016. This increase was primarily the result of increased investment activity in 2017, specifically funds used for the 16 acquisitions that we completed during the nine-month period ended September 30, 2017. Cash flows used in investing activities are heavily dependent upon the investment in properties and real estate assets. We anticipate cash flows used in investing activities to increase as we acquire additional properties in the future.

Net cash provided by financing activities for the nine months ended September 30, 2017 was $193.3 million, compared with $142.6 million for the corresponding nine months in 2016. Cash flows provided by financing activities for the nine months ended September 30, 2017 were derived primarily from net proceeds received from the Revolving Credit Facility, net proceeds received from our common stock offering, and net proceeds received from our preferred stock offering, partially offset by the payment of dividends and deferred financing costs.

Common Stock Dividends

Since July 2016, our Board had declared cash dividends on our common stock as summarized in the following table.

Date Announced	Record Date	Applicable Quarter	Payment Date	Dividend Amount[1]		Dividends per Share

September 14, 2016	September 27, 2016	Q3 2016	October 11, 2016	$3,592,786		$0.20
December 14, 2016	December 27, 2016	Q4 2016	January 10, 2017	$3,604,037		$0.20
March 20, 2017	March 27, 2017	Q1 2017	April 10, 2017	$3,603,485		$0.20
June 16, 2017	June 27, 2017	Q2 2017	July 10, 2017	$3,607,726		$0.20
September 8, 2017	September 26, 2017	Q3 2017	October 9, 2017	$4,416,164	[2]	$0.20

[1]	Includes dividends on granted LTIP units and OP Units issued to third parties.
[2]	This amount was accrued as of September 30, 2017 and paid on October 9, 2017. For additional details refer to Note 11 – “Subsequent Events.”

During the nine months ended September 30, 2017, we paid total dividends in the amount of $10,815,248, consisting of the dividends declared for the fourth quarter of 2016 through the second quarter of 2017. Additionally, during the nine months ended September 30, 2016, we paid total dividends in the amount of $285,703.

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

The holders of the Company’s Series A Preferred Stock will be entitled to receive dividend payments only when, as and if declared by the Board (or a duly authorized committee of the Board. Any such dividends will accrue or be payable in cash from the original issue date, on a cumulative basis, quarterly in arrears on each dividend payment date. Additionally, the terms specify that dividends will be payable at a fixed rate per annum equal to 7.50% of the liquidation preference of $25 per share (equivalent to $1.875 per share on an annual basis). Dividends on the Series A Preferred Stock will be cumulative and will accrue whether or not funds are legally available for the payment of those dividends, whether or not the Company has earnings and whether or not those dividends are authorized.

The quarterly dividend payment dates on the Series A Preferred Stock are January 31, April 30, July 31 and October 31 of each year, commencing on October 31, 2017. The initial dividend is scheduled to be paid on October 31, 2017 to holders of record as of October 15, 2017, and will be a pro rata dividend from, and including, the original issue date to, and including, October 30, 2017, in the pro rata amount of $0.2396 per share for a total dividend amount of $743,598. Refer to Note 11 – “Subsequent Events” for additional information regarding this dividend payment.

Non-GAAP Financial Measures

Funds from operations (“FFO”), Adjusted funds from operations (“AFFO”), and Normalized AFFO are non-GAAP financial measures within the meaning of the rules of the SEC. The Company considers FFO, AFFO, and Normalized AFFO to be important supplemental measures of its operating performance and believes FFO is frequently used by securities analysts, investors, and other interested parties in the evaluation of REITs, many of which present FFO when reporting their results. In accordance with the National Association of Real Estate Investment Trusts’ (“NAREIT”) definition, FFO means net income or loss computed in accordance with GAAP before non-controlling interests of holders of operating partnership units, excluding gains (or losses) from sales of property and extraordinary items, plus real estate related depreciation and amortization (excluding amortization of deferred financing costs), and after adjustments for unconsolidated partnerships and joint ventures. The Company did not incur any gains or losses from the sales of property or record any adjustments for unconsolidated partnerships and joint ventures during the quarters ended September 30, 2017 and September 30, 2016. Because FFO excludes real estate related depreciation and amortization (other than amortization of deferred financing costs), the Company believes that FFO provides a performance measure that, when compared period-over-period, reflects the impact to operations from trends in occupancy rates, rental rates, operating costs, development activities and interest costs, providing perspective not immediately apparent from the closest GAAP measurement, net income or loss.

AFFO is a non-GAAP measure used by many investors and analysts to measure a real estate company’s operating performance by removing the effect of items that do not reflect ongoing property operations. Management calculates AFFO by modifying the NAREIT computation of FFO by adjusting it for certain cash and non-cash items and certain recurring and non-recurring items. For the Company these items include recurring acquisition and disposition costs, loss on the extinguishment of debt, recurring straight line deferred rental revenue, recurring stock-based compensation expense, recurring amortization of deferred financing costs, recurring capital expenditures, recurring lease commissions, recurring tenant improvements, an advisory fee settled with the issuance of OP Units, and other items.

Management calculates Normalized AFFO, which is also a non-GAAP financial measure, by modifying AFFO by adjusting for non-recurring income and expenses. For the Company these items include the costs of establishing a system of Sarbanes-Oxley compliant internal controls and procedures and the portion of our General Counsel and Secretary’s salary for 2017 that is reimbursable by the Company to the Advisor (such reimbursement obligation expires on May 8, 2018).

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

A reconciliation of FFO, AFFO, and Normalized AFFO for the three and nine months ended September 30, 2017 and 2016 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(unaudited)		(unaudited)

Net income (loss) attributable to common stockholders	$381,268	$(1,982,826)	$(1,559,440)	$(4,423,588)
Depreciation and amortization expense	2,699,155	585,449	6,698,703	1,528,281
Amortization of above market leases	25,016	-	13,970	-
FFO	$3,105,439	$(1,397,377)	$5,153,233	$(2,895,307)
Acquisition costs	651,645	-	2,130,187	754,000
Straight line deferred rental revenue	(942,877)	(90,905)	(2,072,198)	(222,324)
Stock-based compensation expense	340,287	830,827	1,480,724	830,827
Amortization of deferred financing costs	340,638	62,604	840,214	215,449
Non-cash advisory fee	119,163	-	119,163	-
AFFO	$3,614,295	$(594,851)	$7,651,323	$(1,317,355)
Professional fees and services related to Sarbanes-Oxley implementation	162,657	73,332	403,995	73,332
Compensation expense reimbursement	31,250	-	49,395	-
Normalized AFFO	$3,808,202	$(521,519)	$8,104,713	$(1,244,023)

Net income (loss) attributable to common stockholders per share – basic and diluted	$0.02	$(0.11)	$(0.08)	$(0.68)
FFO per Share	$0.14	$(0.08)	$0.27	$(0.44)
AFFO per Share	$0.17	$(0.03)	$0.40	$(0.20)
Normalized AFFO per Share	$0.18	$(0.03)	$0.43	$(0.19)

Weighted Average Shares Outstanding	21,522,251	17,371,743	18,938,367	6,514,230

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect or change on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term “off-balance sheet arrangement” generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act that are designed to ensure that the information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to management, including the principal executive officer (our Chief Executive Officer) and principal financial officer (our Chief Financial Officer) as appropriate, to allow timely decisions regarding required disclosures. Our Chief Executive Officer (our “CEO”) and Chief Financial Officer (our “CFO”) evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2017. Based on that evaluation, our CEO and CFO concluded that, as of the end of the period covered by this Report, the Company’s disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

As previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, the Company concluded that it had a material weakness in its internal controls over financial reporting due to lack of segregation of duties in multiple areas within the Company. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected in a timely basis.

Beginning in the first quarter of 2017, the Company began to undertake remedial measures to address the material weakness in its internal controls. To begin the remediation process, the Company engaged an independent consulting firm that specializes in compliance with the Sarbanes Oxley Act to undertake a full review and evaluation of our personnel levels, key processes, and procedures and to complete documentation that can be monitored and independently tested. During the first and second quarters of 2017, each department of the Company conducted a thorough review of its control processes and updated all of its internal controls. In the third quarter of 2017, the Company (i) hired a new Chief Financial Officer who has extensive experience with internal controls over financial reporting (ii) added a new staff member to its accounting team both increasing the capacity of the team and enhancing segregation of duties, and (iii) finalized each department’s control narratives and internal controls, necessary to begin testing internal controls over financial reporting.

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

Item 1A. Risk Factors

During the nine months ended September 30, 2017, there were no material changes to the risk factors that were disclosed in Item 1A. Risk Factors in Amendment No. 2 to our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

(a)	Exhibits

3.1	Articles of Incorporation of Global Medical REIT Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q as filed with the Commission on April 22, 2014).

3.2	Articles of Amendment to Articles of Incorporation filed with the Secretary of State of Maryland (incorporated herein by reference to Annex A to the Company’s Definitive Information Statement on Schedule 14C as filed with the Commission on October 3, 2014).

3.3	Certificate of Correction of Articles of Incorporation of Global Medical REIT Inc. (incorporated herein by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-11/A as filed with the Commission on June 15, 2016).

3.4	Certificate of Correction of Articles of Incorporation of Global Medical REIT Inc. (incorporated herein by reference to Exhibit 3.4 to the Company’s Registration Statement on Form S-11/A as filed with the Commission on June 15, 2016).

3.5	Articles Supplementary for the 7.50% Series A Cumulative Redeemable Preferred Stock (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K as filed with the Commission on September 14, 2017).

4.1	Specimen of 7.50% Series A Cumulative Redeemable Preferred Stock Certificate (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K as filed with the Commission on September 14, 2017).

10.1	Purchase Agreement, effective July 5, 2017, between Norvin Austin Rehab LLC and Global Medical REIT Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Commission on July 6, 2017).

10.2	Lease Agreement, dated June 30, 2017, between SDB Partners, LLC and GMR Sherman, LLC. (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K as filed with the Commission on July 6, 2017).

10.3	Separation Agreement and General Release, dated August 20, 2017, between Inter-American Management LLC and David A. Young (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Commission on August 21, 2017).

10.4	Form of Consulting Agreement, to be dated September 19, 2017, between Inter-American Management LLC and David A. Young (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K as filed with the Commission on August 21, 2017).

10.5	First Amendment to Agreement of Limited Partnership of Global Medical REIT L.P. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Commission on September 14, 2017).

10.6	Lease Agreement, dated September 17, 2010, between Prevarian Hospital Partners, LP and CTRH, LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Commission on September 29, 2017).

31.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1**	First Amendment to Purchase and Sale Agreement, effective August 16, 2017, between Norvin Austin Rehab LLC and Global Medical REIT Inc.

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Schema

101.CAL *	XBRL Taxonomy Calculation Linkbase

101.DEF *	XBRL Taxonomy Definition Linkbase

101.LAB *	XBRL Taxonomy Label Linkbase

101.PRE *	XBRL Taxonomy Presentation Linkbase

* Filed herewith

** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBAL MEDICAL REIT INC.

Dated: November 9, 2017	By:	/s/ Jeffrey M. Busch
Jeffrey M. Busch
Chief Executive Officer (Principal Executive Officer)

Dated: November 9, 2017	By:	/s/ Robert J. Kiernan
Robert J. Kiernan
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

3.1	Articles of Incorporation of Global Medical REIT Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q as filed with the Commission on April 22, 2014).

3.2	Articles of Amendment to Articles of Incorporation filed with the Secretary of State of Maryland (incorporated herein by reference to Annex A to the Company’s Definitive Information Statement on Schedule 14C as filed with the Commission on October 3, 2014).

3.3	Certificate of Correction of Articles of Incorporation of Global Medical REIT Inc. (incorporated herein by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-11/A as filed with the Commission on June 15, 2016).

3.4	Certificate of Correction of Articles of Incorporation of Global Medical REIT Inc. (incorporated herein by reference to Exhibit 3.4 to the Company’s Registration Statement on Form S-11/A as filed with the Commission on June 15, 2016).

3.5	Articles Supplementary for the 7.50% Series A Cumulative Redeemable Preferred Stock (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K as filed with the Commission on September 14, 2017).

4.1	Specimen of 7.50% Series A Cumulative Redeemable Preferred Stock Certificate (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K as filed with the Commission on September 14, 2017).

10.1	Purchase Agreement, effective July 5, 2017, between Norvin Austin Rehab LLC and Global Medical REIT Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Commission on July 6, 2017).

10.2	Lease Agreement, dated June 30, 2017, between SDB Partners, LLC and GMR Sherman, LLC. (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K as filed with the Commission on July 6, 2017).

10.3	Separation Agreement and General Release, dated August 20, 2017, between Inter-American Management LLC and David A. Young (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Commission on August 21, 2017).

10.4	Form of Consulting Agreement, to be dated September 19, 2017, between Inter-American Management LLC and David A. Young (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K as filed with the Commission on August 21, 2017).

10.5	First Amendment to Agreement of Limited Partnership of Global Medical REIT L.P. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Commission on September 14, 2017).

10.6	Lease Agreement, dated September 17, 2010, between Prevarian Hospital Partners, LP and CTRH, LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Commission on September 29, 2017).

31.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1**	First Amendment to Purchase and Sale Agreement, effective August 16, 2017, between Norvin Austin Rehab LLC and Global Medical REIT Inc.

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Schema

101.CAL *	XBRL Taxonomy Calculation Linkbase

101.DEF *	XBRL Taxonomy Definition Linkbase

101.LAB *	XBRL Taxonomy Label Linkbase

101.PRE *	XBRL Taxonomy Presentation Linkbase

* Filed herewith

** Furnished herewith