Form 10-K
period 2017-12-31
Global Medical REIT Inc.
filed 2018-03-12
CIK 1533615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File Number: 001-37815

Global Medical REIT Inc.

(Exact name of registrant as specified in its charter)

Maryland	46-4757266
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2 Bethesda Metro Center, Suite 440 Bethesda, MD	20814
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 202-524-6851

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
Common Stock, $0.001 par value per share	New York Stock Exchange

Series A Preferred Stock, $0.001 par value per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by a check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $188.7 million as of June 30, 2017.

As of March 2, 2018 there were 21,630,675 shares of the registrant’s common stock, par value of $0.001 per share outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement filed in connection with the registrant’s 2018 Annual Meeting of Stockholders are incorporated by reference into Part III of the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017. The Registrant expects to file its definitive Proxy Statement with the Securities and Exchange Commission within 120 days after December 31, 2017.

Forward-Looking Statements

This Annual Report on Form 10-K (this “Report”) contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). In particular, statements pertaining to our trends, liquidity, capital resources, and the healthcare industry and healthcare real estate opportunity, among others, contain forward-looking statements. You can identify forward-looking statements by the use of forward-looking terminology including, but not limited to, “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates” or “anticipates” or the negative of these words and phrases or similar words or phrases which are predictions of or indicate future events or trends and which do not relate solely to historical matters. You can also identify forward-looking statements by discussions of strategy, plans or intentions.

Forward-looking statements involve numerous risks and uncertainties and you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data or methods which may be incorrect or imprecise and we may not be able to realize them. We do not guarantee that the transactions and events described will happen as described (or that they will happen at all). The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

•	defaults on or non-renewal of leases by tenants;
•	decreased rental rates or increased vacancy rates;
•	difficulties in identifying healthcare facilities to acquire and completing such acquisitions;
•	adverse economic or real estate conditions or developments, either nationally or in the markets in which our facilities are located;
•	our failure to generate sufficient cash flows to service our outstanding obligations;
•	fluctuations in interest rates and increased operating costs;
•	our ability to satisfy our short and long-term liquidity requirements;
•	our ability to deploy the debt and equity capital we raise;
•	our ability to raise additional equity and debt capital on terms that are attractive or at all;
•	our ability to make distributions on shares of our common and preferred stock;
•	general volatility of the market price of our common and preferred stock;
•	our lack of a significant operating history;
•	changes in our business or our investment or financing strategy;
•	changes in our management internalization plans;
•	our dependence upon key personnel whose continued service is not guaranteed;
•	our and Inter-American Management, LLC’s (the “Advisor”), ability to identify, hire and retain highly qualified personnel in the future;
•	the degree and nature of our competition;
•	changes in healthcare laws, governmental regulations, tax rates and similar matters;
•	changes in current healthcare and healthcare real estate trends;
•	changes in expected trends in Medicare, Medicaid and commercial insurance reimbursement trends;
•	competition for investment opportunities;
•	our failure to successfully integrate acquired healthcare facilities;
•	our expected tenant improvement expenditures;
•	changes in accounting policies generally accepted in the United States of America (“GAAP”);
•	lack of or insufficient amounts of insurance;
•	other factors affecting the real estate industry generally;
•	changes in the tax treatment of our distributions;
•	our failure to qualify and maintain our qualification as a real estate investment trust (“REIT”) for U.S. federal income tax purposes; and
•	limitations imposed on our business and our ability to satisfy complex rules relating to REIT qualification for U.S. federal income tax purposes.

See Item 1A. Risk Factors in this Annual Report on Form 10-K for the year ended December 31, 2017 for further discussion of these and other risks, as well as the risks, uncertainties and other factors discussed in this Report and identified in other documents we may file with the United States Securities and Exchange Commission (the “SEC” or the “Commission”) from time to time. You should carefully consider these risks before making any investment decisions in our company. New risks and uncertainties may also emerge from time to time that could materially and adversely affect us. While forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance. We disclaim any obligation to update or revise any forward-looking statement to reflect changes in underlying assumptions or factors, of new information, data or methods, future events or other changes after the date of this Report, except as required by applicable law. You should not place undue reliance on any forward-looking statements that are based on information currently available to us or the third parties making the forward-looking statements.

PART I

ITEM 1.	BUSINESS

Organization

Global Medical REIT Inc. (the “Company,” “we,” “us,” or “our”) was formed in 2011, re-domiciled as a Maryland corporation in 2014 and is engaged primarily in the acquisition of licensed, purpose-built, specialized healthcare facilities and the leasing of these facilities to strong clinical operators with leading market share. We are externally managed and advised by our Advisor. See “—Our Advisor and our Management Agreement” for a description of our Advisor and the terms of our management agreement.

We hold our facilities and conduct our operations through a Delaware limited partnership subsidiary named Global Medical REIT L.P. (the “Operating Partnership”). We, through a wholly-owned subsidiary, serve as the sole general partner of the Operating Partnership. As of December 31, 2017, we were the 93.63% limited partner of the Operating Partnership, with the remaining 6.37% owned by holders of long-term incentive plan (“LTIP”) units and third-party holders of Operating Partnership Units (“OP Units”). The Operating Partnership holds our healthcare facilities through wholly-owned Delaware limited liability company subsidiaries.

We elected to be taxed as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2016.

Prior to the end of the calendar quarter occurring immediately after the date in which our stockholders’ equity (as defined in our management agreement) exceeds $500 million, we have agreed with our Advisor that our board of directors will establish a special committee of independent directors to discuss with our Advisor whether it would be in our stockholders’ best interest to internalize management. See “—Agreement to Evaluate Internalization” for a more detailed description of our agreement to evaluate an internalization transaction.

Business Overview

We believe that the aging of America and the decentralization of healthcare services are increasing the need for purpose-built, specialized healthcare facilities leased to strong practice groups and healthcare systems that will capture the growth in age-related procedures performed away from acute-care hospital campuses. Accordingly, we seek to invest in these purpose-built, specialized facilities, such as medical office buildings, surgery centers, specialty hospitals, and in-patient rehabilitation facilities to align our portfolio with contemporary trends in the delivery of healthcare services. We target markets with high demand for premium healthcare services, and within those markets, assets that are strategically located to take advantage of the decentralization of healthcare, such as facilities located away from hospital campuses. We believe that our investment in the confluence of specialized medical facilities, strong tenants and strategic sub-markets provides attractive, risk-adjusted returns to our stockholders.

Our healthcare facilities are typically leased under long-term, triple-net leases. Most of our tenants are physician groups, regional or national healthcare systems, community hospitals, for-profit regional and national healthcare operators, and combinations thereof.

Our Business Objectives and Investment Strategy

Our principal business objective is to provide attractive, risk-adjusted returns to our stockholders through a combination of (i) sustainable and increasing rental income that allows us to pay reliable, increasing dividends, and (ii) potential long-term appreciation in the value of our healthcare facilities and common and preferred stock. Our primary strategies to achieve our business objective are to:

•	construct a property portfolio that consists substantially of off-campus, purpose-built, licensed medical facilities, such as medical office buildings (MOBs), specialty hospitals, in-patient rehabilitation facilities (IRFs) and ambulatory surgery centers (ASCs), that are situated to take advantage of the aging of the U.S. population and the decentralization of healthcare;
•	focus on practice types that will be utilized by an aging population and are highly dependent on their purpose-built real estate to deliver core medical procedures, such as cardiovascular treatment, rehabilitation, eye surgery, gastroenterology, oncology treatment and orthopedics;
•	set aside a portion of our property portfolio for opportunistic acquisitions including certain acute-care hospitals and long-term acute care facilities (LTACs), that we believe provide premium, risk-adjusted returns;
•	lease our facilities under long-term, triple-net leases with contractual rent escalations and with initial (year one) capitalization rates that exceed our cost of capital (as opposed to factoring in future contractual rent escalations in determining whether investment returns will exceed our cost of capital);

•	lease each facility to medical providers with a track record of successfully managing excellent clinical and profitable practices;
•	receive credit protections from our tenants or their affiliates, including personal and corporate guaranties, rent reserves and rent coverage requirements; and
•	utilize traditional and non-traditional acquisition strategies, such as providing loans that contain purchase options.

Our Properties

As of December 31, 2017, our portfolio consisted of 37 facilities with an aggregate of (i) approximately 1.3 million rentable square feet, (ii) approximately $35.7 million of annualized base rent (iii) an approximate weighted average capitalization rate of 7.6% and (iv) approximately 10.5 weighted average lease years remaining. The table below summarizes our portfolio as of December 31, 2017:

Property	Location	Rentable Square Feet (RSF)	% of Portfolio RSF	Annualized Base Rent (in thousands)(1)	% of Portfolio Annualized Base Rent	Cap. Rate(2)	Lease Years Remaining(3)

Select Medical Hospital	Omaha, NE	41,113	3.1%	$1,762	5.0%	8.1%	5.6
Orthopedic Surgery Center of Asheville	Asheville, NC	8,840	0.7%	238	0.7%	9.8%	4.2
Associates in Ophthalmology	West Mifflin, PA	27,193	2.0%	784	2.2%	6.9%	12.7
Gastro One	Memphis, TN	52,266	3.9%	1,300	3.7%	6.5%	10.0
Star Medical Center	Plano, TX	24,000	1.8%	1,278	3.6%	7.3%	18.1
Surgical Institute of Michigan	Westland, MI	15,018	1.1%	389	1.1%	8.2%	8.2
Marina Towers	Melbourne, FL	75,899	5.7%	1,105	3.1%	7.2%	8.2
Berks Eye Physicians & Surgeons	Wyomissing, PA	17,000	1.3%	449	1.3%	7.5%	8.6
Berkshire Eye Surgery Center	Reading, PA	6,500	0.5%	241	0.7%	7.5%	8.6
East Orange General Hospital	East Orange, NJ	60,442	4.5%	962	2.7%	8.1%	8.8
Brown Clinic	Watertown, SD	48,132	3.6%	721	2.0%	8.0%	13.8
Northern Ohio Medical Specialists (NOMS)	Sandusky, OH	55,760	4.2%	864	2.4%	7.7%	9.8
Carson Medical Group Clinic	Carson City, NV	20,632	1.6%	354	1.0%	9.4%	5.8
Piedmont Healthcare	Ellijay, GA	44,162	3.3%	364	1.0%	7.4%	8.5
Encompass (Mesa)	Mesa, AZ	51,903	3.9%	1,762	4.9%	7.9%	6.8
Encompass (Altoona)	Altoona, PA	70,007	5.2%	1,672	4.7%	7.8%	3.4
Encompass (Mechanicsburg)	Mechanicsburg, PA	78,836	5.9%	1,877	5.3%	7.8%	3.4
Southwest Florida Neurological & Rehab	Cape Coral, FL	25,814	1.9%	529	1.5%	7.3%	9.1
Geisinger Specialty Care	Lewisburg, PA	28,480	2.1%	542	1.5%	7.4%	5.3
Las Cruces Orthopedic	Las Cruces, NM	15,761	1.2%	355	1.0%	7.3%	11.1
Thumb Butte Medical Center	Prescott, AZ	12,000	0.9%	371	1.0%	8.2%	9.2
Southlake Heart & Vascular Institute	Clermont, FL	18,152	1.4%	369	1.0%	7.1%	4.9
Oklahoma Center for Orthopedic & Multi-specialty Surgery (OCOM)	Oklahoma City, OK	97,406	7.6%	3,535	9.9%	7.1%	15.4
Great Bend Regional Hospital	Great Bend, KS	63,978	4.8%	2,144	6.0%	8.7%	14.3
Unity Family Medicine	Brockport, NY	29,497	2.2%	621	1.7%	7.2%	12.9
Lonestar Endoscopy	Flower Mound, TX	10,062	0.8%	294	0.8%	7.3%	8.8
Texas Digestive	Fort Worth, TX	18,084	1.4%	431	1.2%	6.9%	10.5
Carrus Specialty Hospital	Sherman, TX	69,352	5.2%	2,346	6.6%	9.0%	19.5
Cardiologists of Lubbock	Lubbock, TX	27,280	2.0%	600	1.7%	7.3%	11.7
Conrad Pearson Clinic	Germantown, TN	33,777	2.5%	1,459	4.1%	9.2%	6.4
Central Texas Rehabilitation Clinic	Austin, TX	59,258	4.4%	2,885	8.1%	7.1%	9.3
Heartland Clinic	Moline, IL	34,020	2.5%	892	2.5%	7.7%	15.5
Albertville Medical Building	Albertville, MN	21,486	1.6%	481	1.3%	7.1%	11.0
Amarillo Bone & Joint Clinic	Amarillo, TX	23,298	1.8%	594	1.7%	6.9%	12.0
Kansas City Cardiology	Lee’s Summit, MO	12,180	0.9%	275	0.8%	7.2%	7.0
Zion Eye Institute	St. George, UT	16,000	1.2%	400	1.1%	7.0%	12.0
Respiratory Specialists	Wyomissing, PA	17,598	1.3%	405	1.1%	7.2%	10.0
Totals / Weighted Average		1,331,186	100.0%	$35,650	100.0%	7.6%	10.5

(1) Monthly base rent for December 2017 multiplied by 12.

(2) Annualized base rent for December 2017 divided by contractual purchase price.

(3) Does not include tenant renewal options.

Summary of Investments by Type

The following table contains information of our portfolio by type of property as of December 31, 2017:

Type(1)	Rentable Square Feet (RSF)	% of Portfolio RSF	Annualized Base Rent (in thousands)(2)	% of Portfolio Annualized Base Rent
Inpatient Rehab. Facility (IRF)/Rehab. Hospital(3)	329,356	24.7%	$10,542	29.6%
Medical Office Building (MOB)(4)	561,557	42.2%	10,279	28.8%
MOB/ASC	170,259	12.8%	5,083	14.3%
Surgical Hospital	110,510	8.3%	4,425	12.4%
Acute-Care Hospital	63,978	4.8%	2,144	6.0%
Long-Term Acute Care Facility (LTAC)	41,113	3.1%	1,763	4.9%
Stand-alone Ambulatory Surgery Center (ASC)	36,298	2.7%	1,160	3.3%
Total	1,313,073	98.7%	$35,396	99.3%

(1) A small portion of our portfolio (approximately 1.3% of our aggregate square feet) consists of office and other administrative or ancillary facilities.

(2) Monthly base rent for December 2017 multiplied by 12.

(3) Includes one facility that is both an IRF and an LTAC.

(4) Our MOB category includes medical office buildings that also include imaging centers.

Geographic Concentration

The following table contains information regarding the geographic concentration of our portfolio as of December 31, 2017. Adverse economic or other conditions (including significant weather events) in the states that contain a high concentration of our facilities could adversely affect us. See “Risk Factors— We have significant geographic concentration in a small number of states, including Texas, Pennsylvania, Oklahoma, Tennessee, Kansas, Arizona and Florida. Economic and other conditions that negatively affect those states and our tenants in those states could have a greater effect on our revenues than if our properties were more geographically diverse.”

State(1)	Rentable Square Feet (RSF)	% of Portfolio RSF	Annualized Base Rent (in thousands)(2)	% of Portfolio Annualized Base Rent
Texas	231,334	17.4%	$8,429	23.6%
Pennsylvania	245,614	18.5%	5,970	16.7%
Oklahoma	97,406	7.3%	3,535	9.9%
Tennessee	74,620	5.6%	2,445	6.9%
Kansas	63,978	4.8%	2,144	6.0%
Arizona	63,903	4.8%	2,133	6.0%
Florida	119,865	9.0%	2,003	5.6%
Total	896,720	67.4%	$26,659	74.7%

(1) Other than the states listed in the table above, no state accounts for more than 5.0% of our annualized base rent.

(2) Monthly rent for December 2017 multiplied by 12.

Significant Tenants

The following tenants account for a significant percentage of our total revenue and rent generated from our portfolio. Adverse changes to any of their financial conditions could adversely affect us. See “Risk Factors— The inability of any of our significant tenants to pay rent to us could have a disproportionate negative affect on our revenues.”

Tenant	Rentable Square Feet (RSF)	% of RSF	Annualized Base Rent (in thousands)(1)	% of Annualized Base Rent
Encompass Health Corporation(2)	200,746	15.1%	$5,311	14.9%
Oklahoma Center for Orthopedic & Multi-specialty Surgery (OCOM)	97,406	7.3%	3,535	9.9%
Seton Healthcare Family/Kindred Healthcare Inc.(3)	59,258	4.5%	2,885	8.1%
Carrus Hospitals	69,352	5.2%	2,346	6.6%
Great Bend Regional Hospital, LLC	63,978	4.8%	2,144	6.0%
Total	490,740	36.9%	$16,221	45.5%

(1) Monthly base rent for December 2017 multiplied by 12.

(2) Formerly HealthSouth Corporation.

(3) Tenant is a joint venture between Seton Healthcare Family and Kindred Healthcare Inc.

Lease Expirations

The following table contains information regarding the lease expiration dates of the leases in our portfolio as of December 31, 2017.

Year	Number of Leases	Rentable Square Feet	Annualized Base Rent (in thousands)(1)
2018	-	-	$-
2019	-	-	-
2020	-	-	-
2021	3	159,338	3,765
2022	3	19,736	1,460
2023	4	90,225	2,659
2024	8	105,517	3,649
2025	-	-	-
2026	7	229,083	3,804
2027	7	222,696	6,353
2028	2	39,570	912
Thereafter	15	465,021	13,048
Total	49	1,331,186	$35,650

.

(1) Monthly base rent for December 2017 multiplied by 12.

Ground Leases

As of December 31, 2017, we leased the land upon which two of our facilities are built, representing approximately 4.4% of our total rentable square feet and approximately 5.9% of our December 2017 annualized base rent. The ground leases subject these properties to certain restrictions, including restrictions on our ability to re-let such facilities to tenants not affiliated with the healthcare delivery system that owns the underlying land, rights of first offer and refusal with respect to sales of the facilities and restrictions that limit the types of medical procedures that may be performed at the facilities.

Recent Developments

Completed Acquisitions

During the period beginning on January 1, 2018 and ending on March 1, 2018, we completed four acquisitions with an aggregate purchase price of $48.4 million, an aggregate of 323,400 net rentable square feet and a weighted average capitalization rate of approximately 8.6%. The table below summarizes our post-2017 acquisitions:

Property	City	Type	Rentable Square Feet (RSF)	Purchase Price(1) (in thousands)	Annualized Base Rent(2) (in thousands)	Cap. Rate(3)	Lease Years Remaining
Quad City Kidney Center	Moline, IL	MOB	27,173	$6,706	$548	8.17%	14
NOMS	Fremont, OH	MOB	25,893	8,286	608	7.34%	12
Gainesville Eye	Gainesville, GA	MOB/ASC	34,020	10,400	776	7.46%	12
City Hospital of White Rock	Dallas, TX	Acute-care Hospital	236,314	23,000	2,230	9.70%	20
Total/Weighted Average			323,400	$48,392	$4,162	8.60%	16

(1) Represents the contractual purchase price.

(2) Monthly base rent in the month of acquisition multiplied by 12.

(3) Capitalization rates are calculated based on current lease terms and do not give effect to future rent escalations.

Properties Under Contract

Summary information about transactions we have under purchase agreements as of March 6, 2018 is presented in the table below:

Property	City	Rentable Square Feet (RSF)	Purchase Price(1) (in thousands)	Annualized Base Rent(2) (in thousands)	Cap. Rate(3)
Orlando Health	Orlando, FL	59,594	$16,200	$1,340	8.27%
Memorial Health System	Belpre, OH	155,600	64,200	5,040	7.85%
Totals/Weighted Average		215,194	$80,400	$6,380	7.94%

(1) Represents contractual purchase price.

(2) Monthly base rent in the month placed under contract multiplied by 12.

(3) Capitalization rates are calculated based on current lease terms and do not give effect to future rent escalations.

We entered into the purchase and sale agreements for the Orlando and Belpre transactions on January 24, 2018 and March 6, 2018, respectively. We are currently in the due diligence periods for these transactions. If we identify problems with the properties or the operators of the properties during our due diligence review, we may not close the transactions on a timely basis or we may terminate the purchase agreements and not close the transactions.

Increase in Capacity of our Revolving Credit Facility

On March 6, 2018, we amended our revolving credit facility to increase the aggregate size of the facility by $90 million to $340 million. As of December 31, 2017, we had $164.9 million of outstanding borrowings under this facility.

Healthcare Industry and Healthcare Real Estate Market Opportunity

We believe the U.S. healthcare industry is continuing its rapid pace of growth due to increasing healthcare expenditures, favorable demographic trends, evolving patient preferences and evolving government initiatives. Furthermore, we believe these factors are contributing to the increasing need for healthcare providers to enhance the delivery of healthcare by, among other things, integrating real estate solutions that frees up capital for reinvestment in their practices and allows healthcare providers to focus on providing healthcare services and not real estate management.

U.S. Healthcare Spending Expected to Increase 5.6% per Year Over Next Decade

According to the United States Department of Health and Human Services, or HHS, healthcare spending was approximately 17.8% of U.S. gross domestic product, or GDP, in 2015, the first year that the Patient Protection and Affordable Care Act’s (the “Affordable Care Act”) coverage provisions were in effect, and is expected to increase 5.6% per year over the next decade. The anticipated continuing increase in demand for healthcare services, together with an evolving complex and costly regulatory environment, changes in medical technology and reductions in government reimbursements, are expected to pressure capital-constrained healthcare providers to find cost effective solutions for their real estate needs. We believe the demand for healthcare facilities by healthcare providers will increase as health spending in the United States continues to increase, which will increase the potential supply of healthcare facilities in the market.

Aging U.S. Population Driving Increase in Demand for Healthcare Services

The general aging of the population, driven by the baby boomer generation and advances in medical technology and services which increase life expectancy, is a key driver of the growth in healthcare expenditures. According to the 2010 U.S. Census, the segment of the population consisting of people 65 years or older comprise the fastest growing segment of the overall U.S. population. We believe that demographic trends in the United States, including, in particular, an aging population, will result in continued growth in the demand for healthcare services utilized by an aging population, which in turn will lead to an increasing need for a greater supply of specialized, well-located healthcare facilities.

Clinical Care Continues to Shift Away from Large, Centralized Facilities

We believe the continued shift in the delivery of healthcare services away from large, centralized facilities to smaller, more specialized facilities will increase the need for smaller, more specialized and efficient hospitals and outpatient facilities that take advantage of these shifting trends. Procedures traditionally performed in large, general hospitals, such as certain types of surgeries, are increasingly moving to more conveniently-located, specialized facilities driven by advances in clinical science, shifting consumer preferences, limited or inefficient space in existing hospitals and lower costs in the non-hospital environment.

We believe that healthcare is delivered more cost effectively and with higher patient satisfaction when it is provided outside of a large, centralized hospital environment. Increased specialization within the medical field is also driving demand for medical facilities that are purpose-built for particular specialties.

Opportunistic Acquisitions in Acute-Care Facilities

Despite the continued shift in the delivery of healthcare services to smaller, more specialized facilities, we believe opportunities exist to acquire larger, acute-care facilities, such as acute-care hospitals and LTACs, with very attractive submarket fundamentals at compelling valuations and strong EBITDAR coverage.  Despite the trends away from acute-care facilities, we believe that certain, well-located acute-care hospitals and LTACs will still be critical components of the U.S. healthcare system.  Although not the primary focus of our investment strategy, we believe allocating a portion of our portfolio for opportunistic, acute-care facilities acquisitions helps diversify our portfolio and is consistent with our strategy of aligning ourselves with strong operators.

Our Advisor and our Management Agreement

We are externally managed and advised by our Advisor pursuant to a management agreement, subject to the oversight of our board of directors. Our Advisor provides substantially all of the services related to the operation of our company and business, including services related to the location, selection, acquisition and financing of healthcare facilities, the collection of rents, the payment of dividends, the preparation of reports to our investors, and the disposition of healthcare facilities. Pursuant to the management agreement, we are the only investment vehicle our Advisor can manage that focuses on our asset classes. Each of our officers is an employee of our Advisor.

ZH International is the 85% owner of our Advisor and the owner of ZH USA, LLC, which held approximately 12% of our common stock as of December 31, 2017, which we believe aligns the Advisor’s interests with those of our stockholders. A public company traded on the Hong Kong exchange, ZH International is engaged in global real estate development, investment, management and sales and REIT management. Our Chief Executive Officer and Chairman, Mr. Jeffrey Busch, owns the remaining 15% of our Advisor.

The terms of the management agreement, including the fee arrangements, expense provisions and termination fee provisions, are summarized below.

Type	Description

Base Management Fee	1.5% of our stockholders’ equity per annum, calculated quarterly for the most recently completed fiscal quarter and payable in quarterly installments in arrears in cash.

For purposes of calculating the base management fee, our stockholders’ equity means: (a) the sum of (1) our stockholders’ equity as of March 31, 2016, (2) the aggregate amount of the conversion price (including interest) for the conversion of our outstanding convertible debentures into our common stock as of the completion of our initial public offering and (3) the net proceeds from (or equity value assigned to) all issuances of our equity and equity equivalent securities (including common stock, common stock equivalents, preferred stock, LTIP units and OP units issued by us or our Operating Partnership) (allocated on a pro rata daily basis for such issuances during the fiscal quarter of any such issuance), less (b) any amount that we pay to repurchase shares of our common stock or equity securities of our Operating Partnership. Our stockholders’ equity also excludes (1) any unrealized gains and losses and other non-cash items (including depreciation and amortization) that have impacted stockholders’ equity as reported in our financial statements prepared in accordance with accounting principles generally accepted in the United States, or GAAP, and (2) one-time events pursuant to changes in GAAP, and certain non-cash items not otherwise described above, in each case after discussions between our Advisor and our independent directors and approval by a majority of our independent directors. As a result, our stockholders’ equity, for purposes of calculating the base management fee, could be greater or less than the amount of stockholders’ equity shown on our financial statements.

Incentive Fee	An incentive fee payable with respect to each calendar quarter (or part thereof that the management agreement is in effect) in arrears. The incentive fee will be an amount, not less than zero, equal to the difference between (1) the product of (x) 20% and (y) the difference between (i) our AFFO (as defined below) for the previous 12-month period, and (ii) the product of (A) the weighted average of the issue price of equity securities offerings and transactions of the Company and the Operating Partnership, multiplied by the weighted average number of all shares of common stock outstanding on a fully-diluted basis (including any restricted stock units, any restricted shares of common stock, OP units, LTIP unit awards and shares of common stock underlying awards granted under the Global Medical REIT Inc. 2016 Equity Incentive Plan (the “2016 Equity Incentive Plan”) or any future plan in the previous 12-month period, and (B) 8%, and (2) the sum of any incentive fee paid to our Advisor with respect to the first three calendar quarters of such previous 12-month period; provided, however, that no incentive fee is payable with respect to any calendar quarter unless AFFO is greater than zero for the four most recently completed calendar quarters.

AFFO is calculated by adjusting our funds from operations, or FFO, by adding back acquisition and disposition costs, stock-based compensation expenses, amortization of deferred financing costs and any other non-recurring or non-cash expenses, which are costs that do not relate to the operating performance of our properties, and subtracting loss on extinguishment of debt, straight line rent adjustment, recurring tenant improvements, recurring leasing commissions and recurring capital expenditures.

Expense Reimbursement	We are required to reimburse our Advisor for operating expenses related to us that are incurred by our Advisor, including expenses relating to legal, accounting, due diligence and other services. Except with respect to a portion of our General Counsel and Secretary’s compensation, we do not reimburse any compensation expenses incurred by the Advisor. Our reimbursement obligation is not subject to any dollar limitation. Expenses are reimbursed in cash on a quarterly basis.

Termination Fee	Upon any termination of the management agreement by us, other than for cause, any non-renewal of the management agreement by us or any termination of the management agreement by our Advisor due to our material breach of the management agreement, our Advisor will be paid a termination fee equal to three times the sum of the average annual base management fee and the average annual incentive fee with respect to the previous eight fiscal quarters ending on the last day of the fiscal quarter prior to termination.

For the year ended December 31, 2017, we paid aggregate base management fees to our Advisor of approximately $3.1 million and did not pay any incentive fees. Additionally, except for the base management fee and incentive fee, we do not pay any additional fees to our Advisor, which we believe distinguishes us from other externally-managed REITs that may charge other fees in addition to base management and incentive fees, such as acquisition fees and financing fees. Furthermore, as stated above, an affiliate of our Advisor owned approximately 12% of our common stock as of December 31, 2017, which we believe aligns the interest of our Advisor and our stockholders.

We believe our externally-managed structure has been indispensable to us during the early stages of our business as our Advisor has provided us with an operational infrastructure on a cost-effective basis. However, as we continue to grow our equity base, it may become more cost effective to internalize our management or modify the terms of our management agreement with our Advisor.

Agreement to Evaluate Internalization

Prior to the end of the calendar quarter occurring immediately after the date in which our stockholders’ equity (as defined in our management agreement) exceeds $500 million, we have agreed with our Advisor that our board of directors will establish a special committee of independent directors to discuss with our Advisor whether it would be in our stockholders’ best interest to internalize management. If we elect to internalize management as a result of such discussions, we would expect to terminate the management agreement with our Advisor and hire certain employees of our Advisor while also potentially entering into other service agreements with our Advisor that would allow us to continue to utilize certain personnel and resources of our Advisor that would not be acquired by us in the internalization transaction. It is also possible that, as a result of such discussions between us and our Advisor, we may elect to preserve our external management structure but with modifications to the terms of the management agreement between us and our Advisor that, among other things, alter our expenses to mirror more closely what our expenses would be if we were internally managed.

To complete an internalization transaction, the special committee of our board and our Advisor would need to negotiate and reach a mutually acceptable agreement relating to such transaction. We cannot assure you that such negotiations will result in a mutually acceptable agreement, that we will be able to complete any such a transaction, or on what terms it may be completed, including the amount of consideration we may be required to pay to our Advisor. In addition, to the extent required under the listing rules of the New York Stock Exchange or other exchange upon which our shares of common stock are then listed, any such transaction may require the approval of our stockholders. Consequently, no assurance can be given that an agreement will be reached or that internalization of our Advisor will be achieved.

Qualification as a REIT

We elected to be taxed as REIT commencing with our taxable year ended December 31, 2016. Subject to a number of significant exceptions, a corporation that qualifies as a REIT generally is not subject to U.S. federal corporate income taxes on income and gains that it distributes to its stockholders, thereby reducing its corporate level taxes. In order to qualify as a REIT, a substantial percentage of our assets must be qualifying real estate assets and a substantial percentage of our income must be rental revenue from real property or interest on mortgage loans. We believe that we have organized and have operated in such a manner as to qualify for taxation as a REIT, and we intend to continue to operate in such a manner. However, we cannot provide assurances that we will continue to operate in a manner so as to qualify or remain qualified as a REIT.

Competition

We compete with many other real estate investors for acquisitions of healthcare properties, including healthcare operators, and real estate investors such as private equity firms and other REITs, some of whom may have greater financial resources and lower costs of capital than we do. The competition for healthcare properties may significantly increase the price that we must pay for healthcare properties, and our competitors may succeed in acquiring those properties or assets themselves. In addition, our potential acquisition targets may find our competitors to be more attractive because they may have greater resources, may be willing to pay more for the properties or may have a more compatible operating philosophy.

Additionally, our healthcare facilities and tenants often face competition from nearby hospitals, other medical practices and other healthcare facilities, including urgent care and other primary care facilities, that provide comparable services. If our tenants’ competitors have greater geographic coverage, improved access and convenience to physicians and patients, provide or are perceived to provide higher quality services, recruit physicians to provide competing services at their facilities, expand or improve their services or obtain more favorable managed-care contracts, our tenants may not be able to successfully compete.

Government Laws and Regulation

Affordable Care Act

 The Affordable Care Act is a comprehensive healthcare reform law that contains various provisions that may directly impact our tenants.  The primary goal of the Affordable Care Act is to broaden insurance coverage for the uninsured population by expanding Medicaid coverage, creating health insurance exchanges and mandating that uninsured individuals purchase health insurance. The Affordable Care Act also contains provisions aimed at lowering the cost of healthcare, including lowering increases in Medicare payment rates and promoting alternate reimbursement methods for providers that focus on patient outcomes rather than volume. In addition to expanding coverage and controlling costs, the Affordable Care Act also contains provisions intended to combat healthcare fraud, including Medicare fraud and abuse. On June 28, 2012, the United States Supreme Court partially invalidated the expansion of Medicaid, and allowed states not to participate in the expansion without losing their existing Medicaid funding.

Since the enactment of the Affordable Care Act, there have been multiple attempts through legislative action and legal challenge to repeal or amend the Affordable Care Act. Although there continue to be judicial challenges to the Affordable Care Act, the Supreme Court has thus far upheld the Affordable Care Act, including, most recently, in their June 25, 2015 ruling on King v. Burwell. On January 20, 2017, President Trump issued an executive order aimed at seeking the prompt repeal of the Affordable Care Act, and directed the heads of all executive departments and agencies to minimize the economic and regulatory burdens of the Affordable Care Act to the maximum extent permitted by law. In addition, on December 22, 2017, President Trump signed into law the Tax Cuts and Jobs Act of 2017, or the TCJA. The TCJA repealed the individual mandate provision of the Affordable Care Act starting in 2019. We cannot predict whether any future attempts to amend or repeal the Affordable Care Act will be successful. The future of the Affordable Care Act is uncertain and any changes to existing laws and regulations, including the Affordable Care Act’s repeal, modification or replacement, could have a long-term financial impact on the delivery of and payment for healthcare. Both our tenants and us may be adversely affected by the law or its repeal, modification or replacement.

Although the Affordable Care Act’s expansion of insurance coverage may benefit our tenants by increasing their number of insured patients, these benefits may be offset by the fact that (i) many of the newly insured under the Affordable Care Act are insured by policies that have high deductibles (and, thus, create higher patient credit risks for our tenants), (ii) some states have not implemented the Medicaid expansion, and, (iii) if they have, Medicaid may not be accepted by some of our tenants. For our tenants that do accept Medicaid, they may receive lower reimbursements for Medicaid patients than for patients with Medicare or commercial insurance. Additionally, although the migration from Medicare fee-for-service, or volume-based, payments to an outcome-based reimbursement model may lower overall healthcare costs, these changes could negatively affect our tenants if they are unable to adapt to a more outcome-oriented healthcare delivery model.

Medicare and Medicaid Programs

Sources of revenue for our tenants typically include the Medicare and Medicaid programs. Healthcare providers continue to face increased government pressure to control or reduce healthcare costs and significant reductions in healthcare reimbursement, including reduced reimbursements and changes to payment methodologies under the Affordable Care Act. In some cases, private insurers rely on all or portions of the Medicare payment systems to determine payment rates, which may result in decreased reimbursement from private insurers.

If the United States economy enters a recession or slower growth, this could negatively affect state budgets, thereby putting pressure on states to decrease spending on Medicaid. The need to control Medicaid expenditures may be exacerbated by the potential for increased enrollment in Medicaid programs due to unemployment and declines in family incomes. Historically, states have often attempted to reduce Medicaid spending by limiting benefits and tightening Medicaid eligibility requirements. Additionally, in early 2018, the Centers for Medicare and Medicaid Services issued guidance that would allow states to impose work requirements as a condition to Medicaid eligibility, which could dampen enrollment in the program.

Efforts by Medicare and Medicaid to reduce reimbursements will likely continue, which could negatively affect our tenant’s revenues and their ability to pay rent to us.

Fraud and Abuse Laws

There are various federal and state laws prohibiting fraudulent and abusive business practices by healthcare providers who participate in, receive payments from, or are in a position to make referrals in connection with, government-sponsored healthcare programs, including the Medicare and Medicaid programs. Our leases with certain tenants may also be subject to these fraud and abuse laws. These laws include without limitation:

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

Violations of these laws may result in criminal and/or civil penalties that range from punitive sanctions, damage assessments, penalties, imprisonment, denial of Medicare and Medicaid payments and/or exclusion from the Medicare and Medicaid programs. In addition, the Affordable Care Act clarifies that the submission of claims for items or services generated in violation of the Anti-Kickback Statute constitutes a false or fraudulent claim under the False Claims Act. The federal government has taken the position, and some courts have held, that violations of other laws, such as the Stark Law, can also be a violation of the False Claims Act. Additionally, certain laws, such as the False Claims Act, allow for individuals to bring whistleblower actions on behalf of the government for violations thereof. Imposition of any of these penalties upon one of our tenants could jeopardize that tenant’s ability to operate or to make rent payments to us. Further, we enter into leases and other financial relationships with healthcare delivery systems that are subject to or impacted by these laws. In the future we may have other investors who are healthcare providers in certain of our subsidiaries that own our healthcare facilities. If any of our relationships, including those related to the other investors in our subsidiaries, are found not to comply with these laws, we and our physician investors may be subject to civil and/or criminal penalties.

Other Regulations

The healthcare industry is heavily regulated by U.S. federal, state and local governmental authorities. Our tenants generally will be subject to laws and regulations covering, among other things, licensure, and certification for participation in government programs, billing for services, privacy and security of health information and relationships with physicians and other referral sources. In addition, new laws and regulations, changes in existing laws and regulations or changes in the interpretation of such laws or regulations could negatively affect our financial condition and the financial condition of our tenants. These changes, in some cases, could apply retroactively. The enactment, timing or effect of legislative or regulatory changes cannot be predicted.

Many states regulate the construction of healthcare facilities, the expansion of healthcare facilities, the construction or expansion of certain services, including by way of example specific bed types and medical equipment, as well as certain capital expenditures through certificate of need, or CON, laws. Under such laws, the applicable state regulatory body must determine a need exists for a project before the project can be undertaken. If one of our tenants seeks to undertake a CON-regulated project, but is not authorized by the applicable regulatory body to proceed with the project, the tenants would be prevented from operating in its intended manner.

Failure to comply with these laws and regulations could adversely affect us directly and our tenants ability to make rent payments to us.

Environmental Matters

Under various U.S. federal, state and local laws, ordinances and regulations, current and prior owners and tenants of real estate may be jointly and severally liable for the costs of investigating, remediating and monitoring certain hazardous substances or other regulated materials on or in such healthcare facility. In addition to these costs, the past or present owner or tenant of a healthcare facility from which a release emanates could be liable for any personal injury or property damage that results from such releases, including for the unauthorized release of asbestos-containing materials and other hazardous substances into the air, as well as any damages to natural resources or the environment that arise from such releases. These environmental laws often impose such liability without regard to whether the current or prior owner or tenant knew of, or was responsible for, the presence or release of such substances or materials. Moreover, the release of hazardous substances or materials, or the failure to properly remediate such substances or materials, may adversely affect the owner’s or tenant’s ability to lease, sell, develop or rent such healthcare facility or to borrow by using such healthcare facility as collateral. Persons who transport or arrange for the disposal or treatment of hazardous substances or other regulated materials may be liable for the costs of removal or remediation of such substances at a disposal or treatment facility, regardless of whether or not such facility is owned or operated by such person.

Certain environmental laws impose compliance obligations on owners and tenants of real property with respect to the management of hazardous substances and other regulated materials. For example, environmental laws govern the management and removal of asbestos-containing materials and lead-based paint. Failure to comply with these laws can result in penalties or other sanctions.

 Employees

The Company is externally managed by the Advisor and, therefore, has no employees. The Advisor provides the services of the officers and other management personnel of the Company.

Available Information

We file registration statements, proxy statements, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, with the SEC. Our website address is www.globalmedicalreit.com. We make available, free of charge through the Investors portion of the website, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (as amended, the “Exchange Act”) as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Reports of beneficial ownership filed pursuant to Section 16(a) of the Exchange Act are also available on our website. These reports and other information are also available, free of charge, at www.sec.gov. Alternatively, the public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.

ITEM 1A.	RISK FACTORS

The following summarizes the material risks of purchasing or owning our securities.  Our business, financial condition and/or results of operations and our ability to make distributions to our stockholders may be materially adversely affected by the nature and impact of these risks. In such case, the market value of our securities could be detrimentally affected, and investors may lose part or all of the value of their investment. You should carefully consider the risks and uncertainties described below.

Risks Related to Our Business and Our Healthcare Facilities

We our dependent on our tenants for substantially all of our revenues. Our tenants face a wide range of business risks, including economic, competitive, government reimbursement and regulatory risks, any of which could cause our tenants to be unable to pay rent to us.

We our dependent on our tenants for substantially all of our revenues. Our tenants face a wide range of business risks, including economic, competitive, government reimbursement and regulatory risks, which may adversely affect their businesses and, in turn, their ability to pay rent to us. If any of our tenants were unable to pay their rent to us and we had insufficient credit protections in place (such as rent reserves, guarantees, security deposits and letters of credit), our revenues and operating cash flows could be materially adversely affected, which in turn could affect our liquidity, results of operations, our ability to make distributions to our stockholders and the trading price of our common and preferred stock.

Our assets are concentrated in healthcare-related facilities, making us more economically vulnerable to specific industry-related risks than if our assets were diversified across different industries.

We acquire and own healthcare-related facilities. We are subject to risks inherent in concentrating investments in real estate, and specifically healthcare real estate. Any adverse effects that result from these risks could be more pronounced than if we diversified our investments outside of the healthcare industry. Any healthcare industry downturn could adversely affect the ability of our tenants to pay us rents and our ability to maintain current rental and occupancy rates. Our tenant mix could become even more concentrated if a significant portion of our tenants practice in a particular medical field or are reliant upon a particular healthcare delivery system. Accordingly, a downturn in the healthcare industry generally, or a particular medical field or healthcare delivery system specifically, may have a material adverse effect on our revenues and operating cash flows, which in turn could affect our liquidity, results of operations, our ability to make distributions to our stockholders and the trading price of our common and preferred stock.

We finance a majority of our portfolio with secured, floating rate debt from our revolving credit facility. We are subject to the risks associated with secured, floating-rate debt, including the potential of an increase in our interest expense, covenant restrictions and the risk of foreclosure.

As of December 31, 2017, our total outstanding debt was approximately $203.4 million, of which $164.9 million was secured, floating-rate debt from our revolving credit facility with approximately 80% of our properties pledged as security thereunder. Although the weighted average interest rate on our floating rate debt did not increase significantly in 2017, we anticipate additional increases in 2018. We currently do not hedge our interest rate risk, therefore, if interest rates were to continue to rise, our borrowing costs would increase, which could, among other things, increase our cost of capital (which would affect our ability to acquire assets) and decrease our earnings, liquidity, cash available to make distributions to our shareholders and the trading price of our common and preferred stock.

The terms of our debt agreements require us to comply with a number of customary financial and other covenants, such as maintaining certain leverage and coverage ratios and minimum tangible net worth requirements. For example, under our revolving credit facility, we are subject to, among other things, (i) a maximum consolidated leverage ratio of 65%, (ii) a minimum fixed charge coverage ratio of 1.5:1, and (iii) a minimum net worth of approximately $120 million. Our continued ability to incur additional debt and to conduct business in general is subject to our compliance with these covenants, which limit our operational flexibility. Additionally, pursuant to our revolving credit facility, the interest rate spread on our revolving credit facility may increase based on our consolidated leverage ratio. Breaches of these covenants could result in defaults under the instruments governing the applicable indebtedness, in addition to any other indebtedness cross-defaulted against such instruments, which could accelerate the principal balance of our debt and cause our lenders to institute foreclosure proceedings against us. Therefore, any such default could have a material adverse impact on our business, liquidity, financial condition, our ability to make distributions to our stockholders and the trading price of our common and preferred stock.

Our leases are generally long-term leases with annual rent escalators, however, most of our debt financing is subject to floating interest rates. An increase in interest rates may not be matched by an increase in our rent payments, which could expose us to a funding imbalance if interest rate increases are not offset by rental payment increases.

Our revenues are generated by our tenant leases, which are typically long-term leases in which the rental rate is generally fixed, subject to annual rent escalators. A significant portion of our debt is subject to floating rates, typically based on LIBOR. The generally fixed nature of revenues and the variable rate of our debt obligations create interest rate risk for us. Increases in interest rates may not be matched by increases in our rental income, which could increase our expenses and materially adversely affect our results of operations, our ability to make distributions to our stockholders and the trading price of our common and preferred stock.

We rely on external sources of capital to fund future capital needs, and, if we encounter difficulty in obtaining such capital, we may not be able to make future acquisitions necessary to grow our business or meet maturing obligations.

In order to qualify as a REIT, we are required, among other things, to distribute each year to our stockholders at least 90% of our taxable income, without regard to the deduction for dividends paid and excluding net capital gain. Because of this distribution requirement, we may not be able to fund all of our future capital needs from cash retained from operations, including capital needed to make investments and to satisfy or refinance maturing obligations. As a result, we expect to rely on external sources of capital, including debt and equity financing, to fund future capital needs. Our access to capital will depend upon a number of factors, many of which we have little or no control, including:

•	The extent of investor interest;
•	Our ability to satisfy the distribution requirements applicable to REITs;
•	The general reputation of REITs and the attractiveness of their equity securities in comparison to other equity securities, including securities issued by other real estate-based companies;
•	Our financial performance and that of our tenants;
•	Analyst reports about us and the REIT industry;
•	General stock and bond market conditions, including changes in interest rates on fixed income securities, which may lead prospective purchasers of our stock to demand a higher annual yield from future distributions;
•	A failure to maintain or increase our dividend which is dependent, in large part, upon our funds from operations, or FFO, which, in turn, depends upon increased revenue from additional acquisitions and rental increases; and
•	Other factors such as governmental regulatory action and changes in REIT tax laws.

If we are unable to obtain needed capital on satisfactory terms or at all, we may not be able to make the investments needed to expand our business or to meet our obligations and commitments as they mature, which, in turn, could materially adversely affect our business prospects, liquidity, our ability to make distributions to our stockholders and the trading price of our common and preferred stock.

The inability of any of our significant tenants to pay rent to us could have a disproportionate negative affect on our revenues.

Until we grow our asset base significantly, we are dependent on a relatively small number of tenants, some of which account for a significant percentage of our rental revenue. As of December 31, 2017, the annualized base rent from our top five tenants represented approximately 46% of our portfolio-wide annualized base rent, including our Encompass (formerly HealthSouth) facilities, which comprised approximately 15% of our annualized base rent; our Omaha facility, which comprised approximately 10% of our annualized base rent; and our Austin facility, which compromised approximately 8% of our annualized base rent.

We have no control over the success or failure of our significant tenants’ businesses and, at any time, our significant tenants may fail to make rent payments when due, which, in turn, may have a disproportionate adverse effect on our business, revenues and results of operations, our ability to make distributions to our stockholders and the trading price of our common and preferred stock.

The bankruptcy of any of our tenants could bar our efforts to collect pre-bankruptcy debts from the tenant or evict the tenant and take back control of the property.

Any bankruptcy filings by or relating to one of our tenants could bar all efforts by us to collect pre-bankruptcy debts from that tenant or evict the tenant and take back control of the property, unless we receive an order permitting us to do so from a bankruptcy court, which we may be unable to obtain. A tenant bankruptcy could also delay our efforts to collect past due balances under the relevant leases and could ultimately preclude full collection of these sums. If a tenant rejects the lease while in bankruptcy, we would have only a general unsecured claim for pre-petition damages. Any unsecured claim that we hold may be paid only to the extent that funds are available and only in the same percentage as is paid to all other holders of unsecured claims. It is possible that we may recover substantially less than the full value of any unsecured claims that we hold, if any, which may have a material adverse effect on our business, revenues and results of operations, our ability to make distributions to our stockholders and the trading price of our common stock and preferred stock. Furthermore, dealing with a tenant bankruptcy or other default may divert management’s attention and cause us to incur substantial legal and other costs.

Adverse economic or other conditions in our geographic markets could negatively affect our tenants’ ability to pay rent to us.

Adverse economic or other conditions in our geographic markets, including periods of economic slowdown or recession, industry slowdowns, periods of deflation, relocation of businesses, changing demographics, earthquakes and other natural disasters, fires, terrorist acts, civil disturbances or acts of war and other man-made disasters which may result in uninsured or underinsured losses, and changes in tax, real estate, zoning and other laws and regulations, may negatively affect our tenants’ businesses and ability to pay rents to us and, therefore, could have a material adverse effect on our revenues, business and results of operations, our ability to make distributions to our stockholders and the trading price of our common and preferred stock.

Most of our healthcare facilities are occupied by a single tenant, and we may have difficulty finding suitable replacement tenants in the event of a tenant default or non-renewal of our leases, especially for our healthcare facilities located in smaller markets.

Nearly all of our healthcare facilities are occupied by a single tenant. Following expiration of a lease term or if we exercise our right to replace a tenant in default, rental payments on the related healthcare facilities could decline or cease altogether while we reposition such healthcare facility with a suitable replacement tenant. We also might not be successful in identifying suitable replacement tenants or entering into triple-net leases with new tenants on a timely basis, on favorable terms, or at all. Additionally, we may be required to fund certain expenses and obligations (e.g., real estate taxes, debt costs and maintenance expenses) to preserve the value of, and avoid the imposition of liens on, our healthcare facilities while they are being repositioned. Our ability to reposition our healthcare facilities with a suitable tenant could be significantly delayed or limited by state licensing, receivership, certificate of need or other laws, as well as by the Medicare and Medicaid change-of-ownership rules. We could also incur substantial additional expenses in connection with any licensing, receivership or change-of-ownership proceedings. In addition, our ability to locate suitable replacement tenants could be impaired by the specialized healthcare uses or contractual restrictions on use of the healthcare facilities, and we may be required to spend substantial amounts to adapt the healthcare facilities to other uses. Any such delays, limitations and expenses could adversely impact our ability to collect rent, obtain possession of leased healthcare facilities or otherwise exercise remedies for tenant default, which, in turn, could have a material adverse effect on our business, revenues and results of operations, our ability to make distributions to our stockholders and the trading price of our common and preferred stock.

All of these risks may be greater in smaller markets, where there may be fewer potential replacement tenants, making it more difficult to replace tenants, especially for specialized space, like hospital or outpatient treatment facilities, located in our healthcare facilities.

We have significant geographic concentration in a small number of states, including Texas, Pennsylvania, Oklahoma, Tennessee, Kansas, Arizona and Florida. Economic and other conditions that negatively affect those states and our tenants in those states could have a greater effect on our revenues than if our properties were more geographically diverse.

As of December 31, 2017, approximately 23.6%, 16.7% , 9.9%, 6.9%, 6.0%, 6.0%, and 5.6% of our total annualized base rent was derived from properties located in Texas, Pennsylvania, Oklahoma, Tennessee, Kansas, Arizona and Florida, respectively. As a result of this geographic concentration, we are particularly exposed to downturns in these states’ economies or other changes in local real estate market conditions. Any material change in the current payment programs or regulatory, economic, environmental or competitive conditions in these states could have an amplified effect on our overall business results and liquidity than if our properties were more geographically diverse.

We may be unable to successfully enter into definitive purchase agreements for or close the acquisition of the properties in our investment pipeline.

There is no assurance that we will successfully enter into definitive purchase agreements for the facilities in our investment pipeline. We could also determine through a market analysis, a review of historical and projected financial statements of the property or the operator, a review of current insurance or other due diligence that the prospective facility does not meet our investment standards. We also may be unable to come to an agreement with the seller for the purchase of the facility. Additionally, there is no assurance that we will successfully close an acquisition once a purchase agreement has been signed. After a purchase agreement has been signed, we typically have a due diligence period of 45 to 60 days. If we identify problems with the property or the operator during our due diligence review, we may terminate the purchase agreement and not close. Failure to close acquisitions under contract or in our investment pipeline could restrict our growth opportunities, which, in turn, could materially adversely affect our business and the trading price of our common and preferred stock.

We may obtain only limited warranties when we purchase a property, which, in turn, would only provide us with limited recourse against the seller in the event that issues arise after our purchase of a property.

The seller of a property often sells such property in its “as is” condition on a “where is” basis and “with all faults,” without any warranties of merchantability or fitness for a particular use or purpose. In addition, purchase and sale agreements may contain only limited warranties, representations and indemnifications that will only survive for a limited period after the closing. The purchase of properties with limited warranties increases the risk of having little or no recourse against a seller if issues were to arise at such property. This, in turn, could cause us to have to write off our investment in the property, which could negatively affect our business, results of operations and the trading price of our common and preferred stock.

Our healthcare facilities that are subject to ground leases could restrict our use of such healthcare facilities.

Two of our healthcare facilities, representing approximately 5.9% of our annualized base rent as of December 31, 2017, are subject to ground leases that contain certain restrictions. These restrictions include limits on our ability to re-let the facilities, rights of purchase and rights of first offer and refusal with respect to sales of the healthcare facility and limits on the types of medical procedures that may be performed at the facilities. These restrictions could affect our returns on these facilities which, in turn, could adversely affect our revenues, business and results of operations, our ability to make distributions to our stockholders and the trading price of our common and preferred stock.

Our healthcare facilities and our tenants may be unable to compete successfully, which could negatively affect our tenants’ businesses and ability to pay rent to us.

Our healthcare facilities often face competition from nearby hospitals and other healthcare facilities that provide comparable services. Similarly, our tenants face competition from other medical practices and service providers at nearby hospitals and other healthcare facilities, including urgent care and primary care facilities. These competitors may have greater geographic coverage, better access to physicians and patients and provide or are perceived to provide higher quality services. From time to time and for reasons beyond our control, managed care organizations may change their lists of preferred hospitals or in-network physicians, which may favor our tenants’ competitors. Furthermore, our tenants may lose physicians to their competitors. Any reduction in rental revenues resulting from the inability of our tenants or their associated healthcare delivery systems to compete in providing medical services and/or receiving sufficient rates of reimbursement for healthcare services rendered may have a material adverse effect on our revenues, business, financial condition and results of operations, our ability to make distributions to our stockholders and the trading price of our common and preferred stock.

Long-term leases may result in below-market lease rates over time, which could decrease the market value of our properties.

Many of our leases are long-term leases with annual rent escalation provisions. However, if we do not accurately judge the potential for increases in market rental rates, we may set the terms of such long-term leases at levels such that even after contractual rental increases, the rent under our long-term leases could be less than then-current market rental rates. Further, we may have no ability to terminate those leases or to adjust the rent to then-prevailing market rates. As a result, the market value of our properties with long-term leases may be negatively affected.

We may incur uninsured losses or losses in excess of our insurance coverage, which may result in us having to absorb all or a portion of such loss.

Our tenants are generally required (either directly or through a reimbursement arrangement with us) to maintain comprehensive property and casualty insurance covering our properties. Some types of losses may be uninsurable or too expensive to insure against. Insurance companies limit or exclude coverage against certain types of losses, such as losses due to named windstorms, terrorist acts, earthquakes, and toxic mold. Accordingly, we may not have sufficient insurance coverage against certain types of losses and may experience decreases in the insurance coverage available. Should an uninsured loss or a loss in excess of insured limits occur, we could lose all or a portion of our investment in a property, as well as the anticipated future revenue from the property. In such an event, we might remain obligated for any mortgage debt or other financial obligation related to the property. Further, if any of our insurance carriers were to become insolvent, we would be forced to replace the existing coverage with another suitable carrier, and any outstanding claims would be at risk for collection. In such an event, we cannot be certain that we would be able to replace the coverage at similar or otherwise favorable terms.

We have obtained title insurance policies for each of our properties, typically in an amount equal to its original price. However, these policies may be for amounts less than the current or future values of our properties. In such an event, if there is a title defect relating to any of our properties, we could lose some of our investment in and anticipated profits from such property.

If we were to experience uninsured losses or if any of our insurance carriers were unable to pay insurance claims, we may lose all or a portion of our investment in a property and the revenues associated with such property, which could materially adversely affect our revenues, business, results of operations, our ability to make distributions to our stockholders and the trading price of our common and preferred stock.

We may incur environmental compliance costs and liabilities associated with owning, leasing, developing and operating our healthcare facilities.

Under various U.S. federal, state and local laws, ordinances and regulations, current and prior owners and tenants of real estate may be jointly and severally liable for the costs of investigating, remediating and monitoring certain hazardous substances or other regulated materials on or in such healthcare facility. In addition to these costs, the past or present owner or tenant of a healthcare facility from which a release emanates could be liable for any personal injury or property damage that results from such releases, including for the unauthorized release of asbestos-containing materials and other hazardous substances into the air, as well as any damages to natural resources or the environment that arise from such releases. These environmental laws often impose such liability without regard to whether the current or prior owner or tenant knew of, or was responsible for, the presence or release of such substances or materials. Moreover, the release of hazardous substances or materials, or the failure to properly remediate such substances or materials, may adversely affect the owner’s or tenant’s ability to lease, sell, develop or rent such healthcare facility or to borrow against such healthcare facility. Persons who transport or arrange for the disposal or treatment of hazardous substances or other regulated materials may be liable for the costs of removal or remediation of such substances at a disposal or treatment facility, regardless of whether or not such facility is owned or operated by such person.

Certain environmental laws impose compliance obligations on owners and tenants of real property with respect to the management of hazardous substances and other regulated materials. For example, environmental laws govern the management and removal of asbestos-containing materials and lead-based paint. Failure to comply with these laws can result in penalties or other sanctions. If we are held liable under these laws, our business and results of operations, our ability to make distributions to our stockholders and the trading price of our common and preferred stock may be materially adversely affected.

Some of our healthcare facilities are financed by mortgage or other term indebtedness and we may place mortgage or other term indebtedness on our healthcare facilities in the future. If we place mortgage or other term indebtedness on our healthcare facilities, we may not be able to refinance such debt when due, or may be unable to refinance such debt on favorable terms.

As of December 31, 2017, we had $38.5 million of term, mortgage indebtedness outstanding, representing approximately 19% of our total debt. We may also place mortgage or other term indebtedness on our healthcare facilities in the future. If we place such debt on our healthcare facilities, we run the risk of being unable to refinance such debt when the loans come due, or of being unable to refinance on favorable terms. If interest rates are higher when we refinance debt, our income could be reduced. We may be unable to refinance debt at appropriate times, which may require us to sell healthcare facilities on terms that are not advantageous to us, or could result in the foreclosure of such healthcare facilities. Any of these events could have an adverse effect on our business, financial condition, results of operations, or ability to make distributions to our stockholders and the trading price of our common and preferred stock.

We may in the future make investments in joint ventures, which could be adversely affected by our lack of decision-making authority, our reliance upon our joint venture partners’ financial condition, any disputes that may arise between us and our joint venture partners and our exposure to potential losses from the actions of our joint venture partners.

We may in the future make co-investments or re-finance existing properties with third parties through partnerships, joint ventures or other entities. Consequently, we may acquire non-controlling interests in or share responsibility for the management of the affairs of a healthcare facility, partnership, joint venture or other entity. Joint ventures generally involve risks not present with respect to our wholly-owned healthcare facilities, including the following:

•	Our joint venture partners may make management, financial and operating decisions with which we disagree or that are not in our best interest;
•	We may be prevented from taking actions that are opposed by our joint venture partners;
•	Our ability to transfer our interest in a joint venture to a third party may be restricted;
•	Our joint venture partners might become bankrupt or fail to fund their share of required capital contributions which may delay construction or development of a healthcare facility or increase our financial commitment to the joint venture;
•	Our joint venture partners may have business interests or goals with respect to the healthcare facility that conflict with our business interests and goals which could increase the likelihood of disputes regarding the ownership, management or disposition of the healthcare facility;
•	Disputes may develop with our joint venture partners over decisions affecting the healthcare facility or the joint venture which may result in litigation or arbitration that would increase our expenses and distract our officers and/or directors from focusing their time and effort on our business and possibly disrupt the daily operations of the healthcare facility; and
•	We may suffer losses as a result of the actions of our joint venture partners with respect to our joint venture investments.

Joint venture investments involve risks that may not be present with other methods of ownership. In addition to those risks identified above, our partner might at any time have economic or other business interests or goals that are or become inconsistent with our interests or goals; that we could become engaged in a dispute with our partner, which could require us to expend additional resources to resolve such disputes and could have an adverse impact on the operations and profitability of the joint venture; and that our partner may be in a position to take action or withhold consent contrary to our instructions or requests. In addition, our ability to transfer our interest in a joint venture to a third party may be restricted. Also, we or our partner may have the right to trigger a buy-sell arrangement, which could cause us to sell our interest, or acquire our partner’s interest, at a time when we otherwise would not have initiated such a transaction. Our ability to acquire our partner’s interest may be limited if we do not have sufficient cash, available borrowing capacity or other capital resources. In such event, we may be forced to sell our interest in the joint venture when we would otherwise prefer to retain it. Joint ventures may require us to share decision-making authority with our partners, which could limit our ability to control the healthcare facilities in the joint ventures. Even when we have a controlling interest, certain major decisions may require partner approval, such as the sale, acquisition or financing of a healthcare facility. If any of the aforementioned risks associated with joint ventures were to materialize, our business, financial condition and results of operations, our ability to make distributions to our stockholders and the trading price of our common and preferred stock may be materially adversely affected.

The income from certain of our properties is dependent on the ability of our property managers to successfully manage those properties.

We depend upon the performance of our property managers to effectively manage certain of our properties and real estate assets. We do not control these third-party property managers, and are accordingly subject to various risks generally associated with outsourcing of management of day-to-day activities, including the risk that a property manager may not be able to successfully manage a property. Additionally, because we do not control our third-party property managers, any adverse events such as issues related to insufficient internal controls, cybersecurity incidents or other adverse events may impact the income we recognize from properties managed by such third-party property managers. We may be unable to anticipate such events or properly assess the magnitude of any such events because we do no control our third-party property managers. If our property managers are unable to successfully manage our properties, our results of operations, our ability to make distributions to our stockholders and the trading price of our common and preferred stock may be materially adversely affected.

We have now, and may have in the future, exposure to contingent rent escalators, which may hinder the growth of our rental income and therefore our profitability in the future.

We receive substantially all of our revenues by leasing our healthcare facilities under long-term, triple-net leases in which the rental rate is generally fixed with annual escalations, including escalations tied to changes in the Consumer Price Index. If, as a result of weak economic conditions or other factors, the Consumer Price Index does not increase, our growth and profitability will be hindered by these triple-net leases, which could, in turn, materially adversely affect our results of operations, our ability to make distributions to our stockholders and the trading price of our common and preferred stock may be adversely affected.

We face risks associated with security breaches through cyber-attacks, cyber intrusions, or otherwise, as well as other significant disruptions of its information technology networks and related systems.

We face risks associated with security breaches, whether through cyber-attacks or cyber intrusions over the Internet, malware, computer viruses, attachments to emails, persons inside the Company, or persons with access to our systems, and other significant disruptions of our information technology ("IT") networks and related systems. The risk of a security breach or disruption, particularly through cyber-attack or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity, and sophistication of attempted attacks and intrusions from around the world have increased. Our IT networks and related systems are essential to the operation of its business and its ability to perform day-to-day operations (including managing building systems) and, in some cases, may be critical to the operations of certain of our tenants. Although we make efforts to maintain the security and integrity of these types of IT networks and related systems, and we have implemented various measures to manage the risk of a security breach or disruption, there can be no assurance that these security measures will be effective or that attempted security breaches or disruptions would not be successful or damaging. Even the most well protected information, networks, systems, and facilities remain potentially vulnerable because the techniques used in such attempted security breaches evolve and generally are not recognized until launched against a target, and in some cases are designed not to be detected and may not be detected. Accordingly, we may be unable to anticipate these techniques or to implement adequate security barriers or other preventative measures, and it is therefore impossible to entirely mitigate the risk.

A security breach or other significant disruption involving our IT network and related systems could:

•	Disrupt the proper functioning of our networks and systems and therefore our operations and/or those of certain tenants;
•	Result in misstated financial reports, violations of loan covenants, missed reporting deadlines, and/or missed permitting deadlines;
•	Result in our inability to properly monitor its compliance with the rules and regulations regarding our qualification as a REIT;
•	Result in the unauthorized access to, and destruction, loss, theft, misappropriation or release of proprietary, confidential, sensitive, or otherwise valuable information about us or others, which others could use to compete against us or which could expose it to damage claims by third-parties for disruption, destructive, or otherwise harmful purposes or outcomes;
•	Result in our inability to maintain the building systems relied upon by our tenants for the efficient use of their leased space;
•	Require significant management attention and resources to remedy any damages that result;
•	Subject us to claims for breach of contract, damages, credits, penalties, or termination of leases or other agreements; or
•	Damage our reputation among our tenants and investors generally.

Any or all of the foregoing could have a material adverse effect on our business, financial condition and results of operations, our ability to pay distributions to our stockholders and the trading price of our common and preferred stock.

Risks Related to the Healthcare Industry

Adverse trends in the healthcare industry may negatively affect our tenants’ businesses.

The healthcare industry is currently experiencing, among other things:

•	Changes in the demand for and methods of delivering healthcare services;
•	Competition among healthcare providers;
•	Consolidation of large health insurers;
•	Regulatory and government reimbursement uncertainty resulting from the Affordable Care Act and other healthcare reform laws;
•	Federal court decisions on cases challenging the legality of certain aspects of the Affordable Care Act;
•	Federal and state government plans to reduce budget deficits and address debt ceiling limits by lowering healthcare provider Medicare and Medicaid payment rates;
•	Changes in third-party reimbursement methods and policies; and
•	Increased scrutiny of billing, referral and other practices by U.S. federal and state authorities.

These factors may adversely affect the economic performance of some or all of our tenants and, in turn, our lease revenues, which may have a material adverse effect on our business, financial condition and results of operations, our ability to make distributions to our stockholders and the trading price of our common and preferred stock.

The healthcare industry is heavily regulated, and new laws or regulations, changes to existing laws or regulations, loss of licensure or failure to obtain licensure could result in the inability of our tenants to make rent payments to us.

The healthcare industry is heavily regulated by U.S. federal, state and local governmental authorities. Our tenants generally will be subject to laws and regulations covering, among other things, licensure, certification for participation in government programs, billing for services, privacy and security of health information and relationships with physicians and other referral sources. In addition, new laws and regulations, changes in existing laws and regulations or changes in the interpretation of such laws or regulations could affect our tenants’ ability to make rent payments to us, which, in turn, could have a material adverse effect on our business, financial condition and results of operations, our ability to make distributions to our stockholders and the trading price of our common stock. These changes, in some cases, could apply retroactively. The enactment, timing or effect of legislative or regulatory changes cannot be predicted.

Affordable Care Act

The Affordable Care Act is a comprehensive healthcare reform law that contains various provisions that may directly impact our tenants.  The primary goal of the Affordable Care Act is to broaden insurance coverage for the uninsured population by expanding Medicaid coverage, creating health insurance exchanges and mandating that uninsured individuals purchase health insurance. The Affordable Care Act also contains provisions aimed at lowering the cost of healthcare, including lowering increases in Medicare payment rates and promoting alternate reimbursement methods for providers that focus on patient outcomes rather than volume. In addition to expanding coverage and controlling costs, the Affordable Care Act also contains provisions intended to combat healthcare fraud, including Medicare fraud and abuse. On June 28, 2012, the United States Supreme Court partially invalidated the expansion of Medicaid, and allowed states not to participate in the expansion without losing their existing Medicaid funding.

Since the enactment of the Affordable Care Act, there have been multiple attempts through legislative action and legal challenge to repeal or amend the Affordable Care Act. Although there continue to be judicial challenges to the Affordable Care Act, the Supreme Court has thus far upheld the Affordable Care Act, including, most recently, in their June 25, 2015 ruling on King v. Burwell. On January 20, 2017, President Trump issued an executive order aimed at seeking the prompt repeal of the Affordable Care Act, and directed the heads of all executive departments and agencies to minimize the economic and regulatory burdens of the Affordable Care Act to the maximum extent permitted by law. In addition, on December 22, 2017, President Trump signed into law the Tax Cuts and Jobs Act of 2017, or the TCJA. The TCJA repealed the individual mandate provision of the Affordable Care Act starting in 2019. We cannot predict whether any future attempts to amend or repeal the Affordable Care Act will be successful. The future of the Affordable Care Act is uncertain and any changes to existing laws and regulations, including the Affordable Care Act’s repeal, modification or replacement, could have a long-term financial impact on the delivery of and payment for healthcare. Both our tenants and us may be adversely affected by the law or its repeal, modification or replacement.

The repeal of the individual mandate may result in fewer people purchasing health insurance on the healthcare insurance exchanges created by the Affordable Care Act, which could in turn result in fewer people receiving healthcare services, including the services provided by our tenants, which could adversely affect our tenants’ ability to pay rent to us, which, in turn, may have an adverse effect on our revenue, business, financial condition and results of operations, our ability to make distributions to our stockholders and the trading price of our common and preferred stock.

State Regulations

Many states regulate the construction of healthcare facilities, the expansion of healthcare facilities, the construction or expansion of certain services, including, by way of example, specific bed types and medical equipment, as well as certain capital expenditures through certificate of need, or CON, laws. Under such laws, the applicable state regulatory body must determine a need exists for a project before the project can be undertaken. If one of our tenants seeks to undertake a CON-regulated project, but is not authorized by the applicable regulatory body to proceed with the project, the tenant would be prevented from operating in its intended manner.

Failure to comply with these laws and regulations could adversely affect us directly and our tenants’ ability to make rent payments to us which may have an adverse effect on our business, financial condition and results of operations, our ability to make distributions to our stockholders and the trading price of our common and preferred stock.

Anti-fraud and Abuse Laws

There are various U.S. federal and state laws prohibiting fraudulent and abusive business practices by healthcare providers who participate in, receive payments from, or are in a position to make referrals in connection with, government-sponsored healthcare programs, including the Medicare and Medicaid programs. Our lease arrangements with certain tenants may also be subject to these fraud and abuse laws.

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

Violations of these laws may result in criminal and/or civil penalties that range from punitive sanctions, damage assessments, penalties, imprisonment, denial of Medicare and Medicaid payments and/or exclusion from the Medicare and Medicaid programs. In addition, the Affordable Care Act clarifies that the submission of claims for items or services generated in violation of the Anti-Kickback Statute constitutes a false or fraudulent claim under the False Claims Act. The U.S. federal government has taken the position, and some courts have held that violations of other laws, such as the Stark Law, can also be a violation of the False Claims Act. Additionally, certain laws, such as the False Claims Act, allow for individuals to bring whistleblower actions on behalf of the government for violations thereof. Imposition of any of these penalties upon one of our tenants or strategic partners could jeopardize that tenants’ ability to operate or to make rent payments or affect the level of occupancy in our healthcare facilities, which may have a material adverse effect on our business, financial condition and results of operations, our ability to make distributions to our stockholders and the trading price of our common and preferred stock.

Reductions in reimbursement from third-party payors, including Medicare and Medicaid, could adversely affect the profitability of our tenants and hinder their ability to make rent payments to us or renew their lease.

Sources of revenue for our tenants typically include the U.S. federal Medicare program, state Medicaid programs, private insurance payors and health maintenance organizations. Healthcare providers continue to face increased government and private payor pressure to control or reduce healthcare costs and significant reductions in healthcare reimbursement, including reduced reimbursements and changes to payment methodologies under the Affordable Care Act. The Congressional Budget Office, or CBO, estimates the reductions required by the Affordable Care Act over the next ten years following enactment of the act will include $415 billion in cuts to Medicare fee-for-service payments, the majority of which will come from hospitals, and that some hospitals will become insolvent as a result of the reductions. In some cases, private insurers rely on all or portions of the Medicare payment systems to determine payment rates which may result in decreased reimbursement from private insurers. The Affordable Care Act also imposes new requirements for the health insurance industry, including prohibitions upon excluding individuals based upon pre-existing conditions which may increase private insurer costs and, thereby, cause private insurers to reduce their payment rates to providers. Any reductions in payments or reimbursements from third-party payors could adversely affect the reimbursement rates received by our tenants, the financial success of our tenants and strategic partners and, therefore, our business, financial condition and results of operations, our ability to make distributions to our stockholders and the trading price of our common and preferred stock.

If the United States economy enters a recession or slower growth, this could negatively affect state budgets, thereby putting pressure on states to decrease spending on state programs including Medicaid. The need to control Medicaid expenditures may be exacerbated by the potential for increased enrollment in state Medicaid programs due to unemployment and declines in family incomes. Historically, states have often attempted to reduce Medicaid spending by limiting benefits and tightening Medicaid eligibility requirements. Many states have adopted, or are considering the adoption of, legislation designed to enroll Medicaid recipients in managed care programs and/or impose additional taxes on hospitals to help finance or expand the states’ Medicaid systems. Potential reductions to Medicaid program spending in response to state budgetary pressures could negatively impact the ability of our tenants to successfully operate their businesses, and, consequently, could have a material adverse effect on our business, financial condition and results of operations, our ability to make distributions to our stockholders and the trading price of our common and preferred stock.

Efforts by payors to reduce healthcare costs will likely continue which may result in reductions or slower growth in reimbursement for certain services provided by some of our tenants. A reduction in reimbursements to our tenants from third-party payors for any reason could adversely affect our tenants’ ability to make rent payments to us which may have a material adverse effect on our revenues, business, financial condition and results of operations, our ability to make distributions to our stockholders and the trading price of our common and preferred stock.

Our tenants may be subject to significant legal actions that could subject them to increased operating costs and substantial uninsured liabilities, which may affect their ability to pay their rent payments to us, and we could also be subject to healthcare industry violations.

As is typical in the healthcare industry, our tenants may often become subject to claims that their services have resulted in patient injury or other adverse effects. Many of these tenants may have experienced an increasing trend in the frequency and severity of professional liability and general liability insurance claims and litigation asserted against them. The insurance coverage maintained by these tenants may not cover all claims made against them nor continue to be available at a reasonable cost, if at all. In some states, insurance coverage for the risk of punitive damages arising from professional liability and general liability claims and/or litigation may not, in certain cases, be available to these tenants due to state law prohibitions or limitations of availability. As a result, these types of tenants of our healthcare facilities operating in these states may be liable for punitive damage awards that are either not covered or are in excess of their insurance policy limits.

We also believe that there has been, and will continue to be, an increase in governmental investigations of certain healthcare providers, particularly in the area of Medicare/Medicaid false claims, as well as an increase in enforcement actions resulting from these investigations. Insurance is not available to cover such losses. Any adverse determination in a legal proceeding or governmental investigation, any settlements of such proceedings or investigations in excess of insurance coverage, whether currently asserted or arising in the future, could have a material adverse effect on a tenant’s financial condition. If a tenant is unable to obtain or maintain insurance coverage, if judgments are obtained or settlements reached in excess of the insurance coverage, if a tenant is required to pay uninsured punitive damages, or if a tenant is subject to an uninsurable government enforcement action or investigation, the tenant could be exposed to substantial additional liabilities, which may affect the tenant’s ability to pay rent, which in turn could have a material adverse effect on our business, financial condition and results of operations, our ability to pay distributions to our stockholders and the trading price of our common and preferred stock.

 Risks Related to the Real Estate Industry

Changes in the general real estate market conditions may adversely affect us.

Real estate investments are subject to various risks and fluctuations and cycles in value and demand, many of which are beyond our control. Certain market conditions that may affect our business are as follows:

•	National or regional economic upturns could increase the value of real estate generally, which could make it more difficult for us to acquire new healthcare properties at attractive prices or prevent us from purchasing additional facilities at all;
•	National or regional economic downturns could adversely affect our tenants’ businesses or the businesses located in our tenants’ geographic region, which could adversely affect our tenants’ ability to pay rent and the value of our healthcare properties;
•	A decrease in interest rates and financing costs could increase demand for real estate and, thus, the price of real estate. An increase in demand for real estate could make it more difficult for us to acquire additional healthcare facilities at attractive prices or prevent us from purchasing additional facilities at all; and
•	An increase in interest rates and financing costs could decrease the demand for real estate and, thus, the price of real estate. A decrease in demand for real estate could make it more difficult for us to dispose of our healthcare facilities at attractive prices or prevent us from disposing of our facilities at all.

If we experience one or more of the risks described above, our business, financial condition, results of operations, our ability to make distributions to our stockholders and the trading price of our common and preferred stock could be adversely affected.

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

In acquiring a healthcare facility, we have in the past and may in the future agree to transfer restrictions that materially restrict us from selling that healthcare facility for a period of time or impose other restrictions, such as a limitation on the amount of debt that can be placed or repaid on that healthcare facility. These transfer restrictions would impede our ability to sell a healthcare facility even if we deem it necessary or appropriate. These facts and any others that would impede our ability to respond to adverse changes in the performance of our healthcare facilities may have a material adverse effect on our business, financial condition, results of operations, or ability to make distributions to our stockholders and the trading price of our common and preferred stock.

Uncertain market conditions could cause us to sell our healthcare facilities at a loss in the future.

We intend to hold our various real estate investments until we determine that a sale or other disposition appears to be advantageous to achieve our investment objectives. Our senior management team and our board of directors may exercise their discretion as to whether and when to sell a healthcare facility, and we have no obligation to sell our facilities. We generally intend to hold our healthcare facilities for an extended period of time, and we cannot predict with any certainty the various market conditions affecting real estate investments that will exist at any particular time in the future. Because of the uncertainty of market conditions that may affect the future disposition of our healthcare facilities, we may not be able to sell our buildings at a profit in the future or at all. We may incur prepayment penalties if we sell a healthcare facility subject to a mortgage earlier than we otherwise had planned. Additionally, we could be forced to sell healthcare facilities at inopportune times which could result in us selling the affected building at a substantial loss. Accordingly, the extent to which you will receive cash distributions and realize potential appreciation on our real estate investments will, among other things, be dependent upon fluctuating market conditions. Any inability to sell a healthcare facility could materially, adversely affect our business, financial condition, results of operations, or ability to make distributions to our stockholders and the trading price of our common and preferred stock.

Our assets may become subject to impairment charges.

We will periodically evaluate our real estate investments and other assets for impairment indicators. The judgment regarding the existence of impairment indicators is based upon factors such as market conditions, lease re-negotiations, tenant performance and legal structure. For example, the termination of a lease by a major tenant may lead to an impairment charge. If we determine that an impairment has occurred, we would be required to make an adjustment to the net carrying value of the asset which could have a material adverse effect on our business, financial condition, results of operations and the trading price of our common and preferred stock.

Costs associated with complying with the Americans with Disabilities Act of 1990 may result in unanticipated expenses.

Under the Americans with Disabilities Act of 1990, or the ADA, all places of public accommodation are required to meet certain U.S. federal requirements related to access and use by disabled persons. A number of additional U.S. federal, state and local laws may also require modifications to our healthcare facilities, or restrict certain further renovations of the buildings, with respect to access thereto by disabled persons. Noncompliance with the ADA could result in the imposition of fines, an award of damages to private litigants and/or an order to correct any non-complying feature which could result in substantial capital expenditures. Our leases typically provide that our tenants shall maintain our healthcare facilities in compliance with such laws, however, we have not conducted a detailed audit or investigation of all of our healthcare facilities to determine such compliance, and we cannot predict the ultimate cost of compliance with the ADA or other legislation. If one or more of our healthcare facilities is not in compliance with the ADA or other related legislation, then our tenants would be required to incur additional costs to bring the facility into compliance. These costs, if substantial, could have an adverse economic effect on our tenants, which could, in turn, materially adversely affect our business, financial condition and results of operations, our ability to make distributions to our stockholders and the trading price of our common stock may be adversely affected.

Risks Related to Our Formation and Structure

We will have no direct operations and rely on funds received from our Operating Partnership and its subsidiaries to meet our obligations.

We conduct substantially all of our operations through our Operating Partnership. We own approximately 93.63% of the OP Units and apart from this ownership interest, we do not have any independent operations. As a result, we rely on distributions from our Operating Partnership to pay any dividends that we might declare on our common stock. We also rely on distributions from our Operating Partnership to meet our obligations, including tax liability on taxable income allocated to us from our Operating Partnership (which might make distributions to us not equal to the tax on such allocated taxable income). Stockholders’ claims will consequently be structurally subordinated to all existing and future liabilities and obligations (whether or not for borrowed money) of our Operating Partnership and its subsidiaries. Therefore, in the event of our bankruptcy, liquidation or reorganization, claims of our stockholders will be satisfied only after all of our and our Operating Partnership’s and its subsidiaries’ liabilities and obligations have been paid in full. If we do not receive sufficient funds from our Operating Partnership, our ability to make distributions to our stockholders and the trading price of our common and preferred stock may be materially, adversely affected.

Subject to certain requirements under Maryland law and REIT requirements, our board of directors has sole discretion to determine if we will pay distributions and the amount and frequency of such distributions, and past distribution amounts may not be indicative of future distribution amounts.

Any future distributions will be at the sole discretion of our board of directors and will depend upon a number of factors, including our actual and projected results of operations, the cash flow generated by our operations, FFO, AFFO, Normalized AFFO, liquidity, our operating expenses, our debt service requirements, capital expenditure requirements for the properties in our portfolio, prohibitions and other limitations under our financing arrangements, our REIT taxable income, the annual REIT distribution requirements, restrictions on making distributions under Maryland law and such other factors as our board of directors deems relevant. During 2017, we declared distributions aggregating $0.80 and per common share. The tax treatment of 2017 dividends includes a $0.67 return of capital. We cannot assure you that our distribution policy will not change in the future or that our board of directors will continue to declare dividends at the same rate as in 2017, especially if we are unable to reduce the amount of our distributions that are treated as returns of capital.

Our use of OP Units as currency to acquire healthcare facilities could result in stockholder dilution and/or limit our ability to sell such healthcare facilities, which could have a material adverse effect on us.

We have acquired, and in the future may acquire, healthcare facilities or portfolios of healthcare facilities through tax-deferred contribution transactions in exchange for OP Units, which may result in stockholder dilution. This acquisition structure may have the effect of, among other things, reducing the amount of tax depreciation we could deduct over the tax life of the acquired healthcare facilities, and has required, and may in the future require, that we agree to protect the contributors’ ability to defer recognition of taxable gain through restrictions on our ability to dispose of the acquired healthcare facilities or the allocation of partnership debt to the contributors to maintain their tax bases. These restrictions could limit our ability to sell healthcare facilities at a time, or on terms, that would be favorable absent such restrictions which, in turn, could materially, adversely affect our business, financial condition, results of operations, or ability to make distributions to our stockholders and the trading price of our common and preferred stock.

Our Operating Partnership may issue additional OP Units to third parties without the consent of our stockholders, which would reduce our ownership percentage in our Operating Partnership and could have a dilutive effect on the amount of distributions made to us by our Operating Partnership and, therefore, the amount of distributions we can make to our stockholders.

We own 93.63% of the outstanding OP Units. Our Operating Partnership may, in connection with our acquisition of healthcare facilities or otherwise, issue additional OP Units to third parties. Such issuances would reduce our ownership percentage in our Operating Partnership and could affect the amount of distributions made to us by our Operating Partnership and, therefore, the amount of distributions we can make to our stockholders. Holders of shares of our common stock will generally not have any voting rights with respect to activities of our Operating Partnership, including issuances of additional OP Units in amounts that do not exceed 20% of our outstanding shares of common stock.

Failure to maintain effective internal control over financial reporting could harm our business, results of operations and financial condition.

Pursuant to the Sarbanes-Oxley Act of 2002, we are required to provide a report by management on internal control over financial reporting, including management’s assessment of the effectiveness of such control. Because of its inherent limitations, including the possibility of human error, the circumvention or overriding of controls, or fraud, effective internal controls over financial reporting may not prevent or detect misstatement and can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. If we fail to maintain the adequacy of our internal controls, including any failure to implement required new or improved controls as a result of changes to our business or otherwise, or if we experience difficulties in their implementation, our business, results of operations and financial condition could be materially adversely impacted and we could fail to meet our reporting obligations.

Conflicts of interest could arise as a result of our UPREIT structure.

Conflicts of interest could arise in the future as a result of the relationships between us and our affiliates, on the one hand, and our Operating Partnership or any partner thereof, on the other. Our directors and officers have duties to us under applicable Maryland law in connection with their management of our company. At the same time, we, as general partner, have fiduciary duties to our Operating Partnership and to the limited partners under Delaware law in connection with the management of our Operating Partnership. Our duties, as general partner, to our Operating Partnership and its limited partners may come into conflict with the duties of our directors and officers to us.

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

Certain provisions of the MGCL permit our board of directors, without stockholder approval and regardless of what is currently provided in our charter or bylaws, to implement certain corporate governance provisions, some of which (for example, a classified board) are not currently applicable to us. If implemented, these provisions may have the effect of limiting or precluding a third party from making an unsolicited acquisition proposal for us or of delaying, deferring or preventing a change in control of us under circumstances that otherwise could provide our common stockholders with the opportunity to realize a premium over the then current market price. Our charter contains a provision whereby we have elected to be subject to the provisions of Title 3, Subtitle 8 of the MGCL relating to the filling of vacancies on our board of directors.

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

We may change our business, investment and financing strategies without a vote of, or notice to, our stockholders, which could result in our making investments and engaging in business activities that are different from, and possibly riskier than, the investments and businesses described in this annual report. In particular, a change in our investment strategy, including the manner in which we allocate our resources across our portfolio or the types of assets in which we seek to invest, may increase our exposure to real estate market fluctuations. In addition, we may in the future increase the use of leverage at times and in amounts that we, in our discretion, deem prudent, and such decision would not be subject to stockholder approval. Furthermore, our board of directors may determine that healthcare facilities do not offer the potential for attractive risk-adjusted returns for an investment strategy. Changes to our strategies with regards to the foregoing could adversely affect our business, financial condition and results of operations, our ability to make distributions to our stockholders and the trading price of our common and preferred stock.

Our rights and the rights of our stockholders to take action against our directors and officers are limited, which could limit your recourse in the event that we take certain actions which are not in your best interests.

Under Maryland law, generally, directors and officers are required to perform their duties in good faith, in a manner that they reasonably believe to be in our best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. Under Maryland law, directors and officers are presumed to have acted with this standard of care. Maryland law permits a Maryland corporation to include in its charter a provision limiting the liability of its directors and officers to the corporation and its stockholders for money damages except for liability resulting from (a) actual receipt of an improper benefit or profit in money, property or services or (b) active and deliberate dishonesty established by a final judgment and which is material to the cause of action. Our charter contains such a provision which eliminates directors’ and officers’ liability to the maximum extent permitted by Maryland law.

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

Our charter contains provisions that make removal of our directors difficult, which could make it difficult for our stockholders to effect changes to our management and may prevent a change in control of our company that is in the best interests of our stockholders. Our charter provides that a director may only be removed for cause upon the affirmative vote of holders of two-thirds of all the votes entitled to be cast generally in the election of directors. Vacancies may be filled only by a majority of the remaining directors in office, even if less than a quorum,. These requirements make it more difficult to change our management by removing and replacing directors and may prevent a change in control of our company that is in the best interests of our stockholders.

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

Risks Related to Our Relationship with our Advisor and Other Conflicts of Interest

We have no employees and are entirely dependent upon our Advisor for all the services we require, and we cannot assure you that our Advisor will allocate the resources necessary to meet our business objectives or adequately perform its responsibilities under the management agreement.

Because we are externally managed, we do not retain our own personnel, but instead depend upon our Advisor, and its affiliates for virtually all of our services. Our Advisor selects and manages the acquisition of our healthcare facilities; administers the collection of rents, monitors lease compliance and deals with vacancies and re-letting of our healthcare facilities; coordinates disposition of our healthcare facilities; provides financial and regulatory reporting services; communicates with our stockholders, pays distributions and provide transfer agent services; and provides all of our other administrative services. Accordingly, our success is largely dependent upon the expertise and services of the executive officers and other key personnel of our Advisor and its affiliates.

Our ability to achieve our objectives depends on our Advisor’s ability to identify and acquire healthcare facilities that meet our investment criteria. Accomplishing our objectives is largely a function of our Advisor’s structuring of our investment process, our access to financing on acceptable terms and general market conditions. Our stockholders will not have input into our investment decisions. All of these factors increase the uncertainty, and thus the risk, of investing in our common stock. The senior management team of our Advisor has substantial responsibilities under the management agreement. In order to implement certain strategies, our Advisor may need to hire, train, supervise and manage new employees successfully. Any failure to manage our future growth effectively could have a material adverse effect on our business, financial condition and results of operations, our ability to make distributions to our stockholders and the trading price of our common and preferred stock.

Our Advisor may be unable to obtain or retain key personnel.

Our success depends to a significant degree upon the executive officers and other key personnel of our Advisor. In particular, we rely on the services of Jeffrey Busch, our Chief Executive Officer and Chairman of our board of directors; Robert Kiernan, our Chief Financial Officer; Alfonzo Leon, our Chief Investment Officer; Danica Holley, our Chief Operating Officer; Allen Webb, our Senior Vice President, SEC Reporting and Technical Accounting and Jamie A. Barber, our Secretary and General Counsel, to manage our operations. We cannot guarantee that all, or any particular one of these key personnel, will remain affiliated with us or our Advisor. We do not separately maintain key person life insurance on any person. Failure of our Advisor to retain key employees and retain highly skilled managerial, operational and marketing personnel could have a material adverse effect on our business, financial condition, results of operations, or ability to make distributions to our stockholders and the trading price of our common and preferred stock.

The base management fees payable to our Advisor are payable regardless of the performance of our portfolio, which may reduce our Advisor’s incentive to devote the time and effort to seeking profitable opportunities for our portfolio.

We pay our Advisor base management fees, which may be substantial, based on our stockholders’ equity (as defined in the management agreement) regardless of the performance of our portfolio. The base management fee takes into account the net issuance proceeds of both common and preferred stock offerings, as well as the issuance of OP Units. Our advisor’s entitlement to non-performance-based compensation might reduce its incentive to devote the time and effort of its professionals to seeking profitable opportunities for our portfolio, which could result in a lower performance of our portfolio and materially adversely affect our business, financial condition and results of operations, our ability to make distributions to our stockholders and the trading price of our common stock.

The incentive fee payable to our Advisor under the management agreement may cause our Advisor to select investments in more risky assets to increase its incentive compensation.

Our Advisor is entitled to receive incentive compensation based upon our achievement of targeted levels of AFFO (as defined in the management agreement). In evaluating investments and other management strategies, the opportunity to earn incentive compensation based on AFFO may lead our Advisor to place undue emphasis on the maximization of AFFO at the expense of other criteria, such as preservation of capital, in order to achieve higher incentive compensation. Investments with higher yield potential are generally riskier or more speculative. This could result in increased risk to the value of our investment portfolio, which, in turn, could materially, adversely affect our business, financial condition and results of operations, our ability to make distributions to our stockholders and the trading price of our common stock.

There are conflicts of interest in our relationships with our Advisor, which could result in outcomes that are not in the best interests of our stockholders.

We are subject to conflicts of interest arising out of our relationships with our Advisor. Pursuant to the management agreement, our Advisor is obligated to supply us with our management team. However, our Advisor is not obligated to dedicate any specific personnel exclusively to us, nor are the Advisor’s personnel obligated to dedicate any specific portion of their time to the management of our business. Additionally, our officers are employees of our Advisor. As a result, our Advisor, officers and directors may have conflicts between their duties to us and their duties to, and interests in, our Advisor.

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

In deciding whether to issue additional debt or equity securities, we will rely in part on recommendations made by our advisor. Our Advisor earns management fees that are based on the total amount of our equity capital. Our advisor may have an incentive to recommend that we issue additional debt or equity securities or OP Units. Future offerings of debt securities, which would rank senior to our common stock upon liquidation, and future offerings of equity securities which would dilute the common stock holdings of our existing stockholders and may be senior to our common stock for the purposes of dividend and liquidating distributions, may adversely affect the market price of our common stock.

The officers of our Advisor and its affiliates will devote as much time to us as our Advisor deems appropriate, however, these officers may have conflicts in allocating their time and services between us and our Advisor and our Advisor’s other fund. During turbulent conditions in the real estate industries or other times when we will need focused support and assistance from our Advisor, may require greater focus and attention, placing our Advisor’s resources in high demand. In such situations, we may not receive the necessary support and assistance we require or would otherwise receive if we were internally managed.

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

If our Advisor ceases to be our Advisor, it could constitute an event of default or early termination event under our financing agreements, upon which our counterparties would have the right to terminate their agreements with us. If our Advisor ceases to be our Advisor for any reason, including upon the non-renewal of our management agreement, our business, financial condition and results of operations and our ability to make distributions to our stockholders and the trading price of our common and preferred stock may be materially adversely affected.

Risks Related to Our Qualification and Operation as a REIT

Failure to remain qualified as a REIT would cause us to be taxed as a regular corporation, which would substantially reduce funds available for distributions to our stockholders.

If we fail to qualify as a REIT in any taxable year, we will face serious tax consequences that will substantially reduce the funds available for distributions to our stockholders because:

•	We would not be allowed a deduction for dividends paid to stockholders in computing our taxable income and would be subject to U.S. federal income tax at regular corporate rates;
•	We could be subject to increased state and local taxes; and
•	Unless we are entitled to relief under certain U.S. federal income tax laws, we could not re-elect REIT status until the fifth calendar year after the year in which we failed to qualify as a REIT.

In addition, if we fail to qualify as a REIT, we will no longer be required to make distributions. As a result of all these factors, our failure to qualify as a REIT could impair our ability to expand our business and raise capital, and it would adversely affect our business, financial condition, results of operations, or ability to make distributions to our stockholders and the trading price of our common and preferred stock.

Even if we continue to qualify as a REIT, we may face other tax liabilities that could reduce our cash flows and negatively impact our results of operations and financial condition.

Even if we continue to qualify for taxation as a REIT, we may be subject to certain U.S. federal, state and local taxes on our income and assets, including taxes on any undistributed income, tax on income from some activities conducted as a result of a foreclosure, and state or local income, property and transfer taxes. In addition, any taxable REIT subsidiary, or TRS, that we may form in the future will be subject to regular corporate U.S. federal, state and local taxes. In addition, if a TRS borrows funds either from us or a third party, it may be unable to deduct all or a portion of the interest paid, resulting in a higher corporate-level tax liability. Specifically, recently enacted tax reform legislation imposes a disallowance of deductions for business interest expense (even if paid to third parties) in excess of the sum of a taxpayer’s business interest income and 30% of the adjusted taxable income of the business, which is its taxable income computed without regard to business interest income or expense, net operating losses or the pass-through income deduction (and for taxable years before 2022, excludes depreciation and amortization). The TRS rules also impose a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s-length basis. Any of these taxes would decrease cash available for distributions to stockholders, which, in turn, could materially adversely affect our business, financial condition, results of operations, or ability to make distributions to our stockholders and the trading price of our common and preferred stock.

Failure to make required distributions would subject us to U.S. federal corporate income tax.

In order to qualify as a REIT, we generally are required to distribute at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gain, each year to our stockholders. To the extent that we satisfy this distribution requirement, but distribute less than 100% of our REIT taxable income, we will be subject to U.S. federal corporate income tax on our undistributed taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we pay out to our stockholders in a calendar year is less than a minimum amount specified under the Code. Any of these taxes would decrease cash available for distributions to stockholders which, in turn, could materially adversely affect our business, financial condition, results of operations, or ability to make distributions to our stockholders and the trading price of our common and preferred stock.

Recharacterization of sale-leaseback transactions may cause us to lose our REIT status.

We have engaged, and expect to engage in the future, in transactions in which we purchase healthcare facilities and lease them back to the sellers of such healthcare facilities. Although we have structured, and intend to continue to structure, any such sale-leaseback transaction so that the lease will be characterized as a “true lease” for tax purposes, thereby allowing us to be treated as the owner of the healthcare facility for U.S. federal income tax purposes, we cannot assure you that the IRS will not challenge such characterization. If any sale-leaseback transaction is challenged as a partnership for U.S. federal income tax purposes, all of the payments that we receive from the tenant may not be treated as qualifying income for the 75% or 95% gross income tests required for REIT qualification and we may fail to qualify as a REIT as a result. If any sale-leaseback transaction is challenged as a financing transaction or loan for U.S. federal income tax purposes, we would not be treated as the owner of the applicable healthcare facility and our deductions for depreciation and cost recovery relating to such healthcare facility would be disallowed. As a result, the amount of our REIT taxable income could be recalculated, which might cause us to fail to meet the distribution requirement required for REIT qualification. Although we may be able to cure such failure by making a distribution in a subsequent taxable year and paying an interest change, no assurance can be provided that we will be able to make the required distribution or pay the required interest charge. If we lose our REIT status, our ability to make distributions to our stockholders and the trading price of our common and preferred stock could be materially adversely affected.

Complying with REIT requirements may cause us to forego otherwise attractive opportunities or liquidate otherwise attractive investments.

To qualify as a REIT for U.S. federal income tax purposes, we must continually satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets, the amounts we distribute to our stockholders and the ownership of our shares of stock. In order to meet these tests, we may be required to forego investments we might otherwise make. Thus, compliance with the REIT requirements may hinder our performance.

In particular, we must ensure that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified real estate assets. The remainder of our investment in securities (other than government securities, securities of TRSs and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities, securities of TRSs and qualified real estate assets) can consist of the securities of any one issuer, no more than 20% of the value of our total assets can be represented by the securities of one or more TRSs, and no more than 25% of our assets can be represented by debt of “publicly offered” REITs that is not secured by real property or interests in real property. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate otherwise attractive investments. These actions could materially adversely affect our business, financial condition, results of operations, or ability to make distributions to our stockholders and the trading price of our common and preferred stock.

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

In addition, in the case of assets we owned as of January 1, 2016 (the start of our first REIT taxable year), we also will be subject to U.S. federal income tax at the highest regular corporate tax rate (currently 21%) on all or a portion of the gain recognized from a taxable disposition of any such asset occurring within the five-year period following January 1, 2016. The amount of the gain subject to tax would not exceed the difference between the fair market value of the asset sold as of January 1, 2016 and our adjusted tax basis in the asset on that date. Gain from a sale of such an asset occurring after the end of that five-year period will not be subject to this tax. We estimate that the aggregate amount of built-in gain in the assets we held at the start of our first REIT taxable year will not be significant. However, we are under no obligation to retain these assets to avoid this tax.

We may pay taxable dividends in our common stock and cash, in which case stockholders may sell shares of our common stock to pay tax on such dividends, placing downward pressure on the market price of our common stock.

We may satisfy the 90% distribution test with taxable distributions of our common stock. On August 11, 2017, the IRS issued Revenue Procedure 2017-45 authorizing elective cash/stock dividends to be made by publicly offered REITs (e.g., REITs that are required to file annual and periodic reports with the SEC under the Exchange Act). Pursuant to Revenue Procedure 2017-45, effective for distributions declared on or after August 11, 2017, the IRS will treat the distribution of stock pursuant to an elective cash/stock dividend as a distribution of property under Section 301 of the Code (e.g., a dividend), as long as at least 20% of the total dividend is available in cash and certain other parameters detailed in the Revenue Procedure are satisfied.

Although we have no current intention of paying dividends in our common stock, if we made a taxable dividend payable in cash and common stock, taxable stockholders receiving such dividends will be required to include the full amount of the dividend as income to the extent of our current and accumulated earnings and profits, as determined for U.S. federal income tax purposes. As a result, stockholders may be required to pay income tax with respect to such dividends in excess of the cash dividends received. If a U.S. stockholder sells the common stock that it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our common stock at the time of the sale. Furthermore, with respect to certain non-U.S. stockholders, we may be required to withhold U.S. federal income tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in common stock. If we made a taxable dividend payable in cash and our common stock and a significant number of our stockholders determine to sell shares of our common stock in order to pay taxes owed on dividends, it may put downward pressure on the trading price of our common stock.

The ability of our board of directors to revoke our REIT qualification without stockholder approval may cause adverse consequences to our stockholders.

Our charter provides that our board of directors may revoke or otherwise terminate our REIT election, without the approval of our stockholders, if it determines that it is no longer in our best interest to continue to qualify as a REIT. If we cease to qualify as a REIT, we would become subject to U.S. federal income tax on our taxable income and would no longer be required to distribute most of our taxable income to our stockholders, which could materially adversely affect our ability to make distributions to our stockholders and the trading price of our common and preferred stock.

Any ownership of a TRS we may form in the future will be subject to limitations and our transactions with a TRS will cause us to be subject to a 100% penalty tax on certain income or deductions if those transactions are not conducted on arm’s-length terms.

Overall, no more than 20% of the value of a REIT’s assets may consist of stock or securities of one or more TRS. In addition, the Code limits the deductibility of interest paid or accrued by a TRS to its parent REIT to assure that the TRS is subject to an appropriate level of corporate taxation. The Code also imposes a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s-length basis. We will monitor the value of our respective investments in any TRS that we may form for the purpose of ensuring compliance with TRS ownership limitations and will structure our transactions with any TRS on terms that we believe are arm’s length to avoid incurring the 100% excise tax described above. There can be no assurance, however, that we will be able to comply with the 20% limitation or to avoid application of the 100% excise tax. If we are subject to the 100% excise tax, our business, financial condition, results of operations, our ability to make distributions to our stockholders and the trading price of our common and preferred stock could be materially adversely affected.

The formation of a TRS lessee would increase our overall tax liability.

We may, in the future, form one or more TRS lessees to lease “qualified health care properties” from us. Any TRS lessee we may form will be subject to U.S. federal and state income tax on its taxable income, which will consist of the revenues from the qualified healthcare facilities leased by the TRS lessee, net of the operating expenses for such healthcare facilities and rent payments to us. In addition, if a TRS borrows funds either from us or a third party, it may be unable to deduct all or a portion of the interest paid, resulting in a higher corporate-level tax liability. Specifically, recently enacted tax reform legislation imposes a disallowance of deductions for business interest expense (even if paid to third parties) in excess of the sum of a taxpayer’s business interest income and 30% of the adjusted taxable income of the business, which is its taxable income computed without regard to business interest income or expense, net operating losses or the pass-through income deduction (and for taxable years before 2022, excludes depreciation and amortization). Accordingly, although our ownership of a TRS lessee would allow us to participate in the operating income from our healthcare facilities leased to the TRS lessee on an after-tax basis in addition to receiving rent, that operating income would be fully subject to U.S. federal and state income tax, which could materially adversely affect our ability to make distributions to our stockholders and the trading price of our common and preferred stock.

If leases of our healthcare facilities are not respected as true leases for U.S. federal income tax purposes, we would fail to qualify as a REIT and would be subject to higher taxes and have less cash available for distribution to our stockholders.

To qualify as a REIT, we must satisfy two gross income tests, under which specified percentages of our gross income must be derived from certain sources, such as “rents from real property.” Rents paid to our Operating Partnership by third-party lessees and any TRS lessee that we may form in the future pursuant to the leases of our healthcare facilities will constitute substantially all of our gross income. In order for such rent to qualify as “rents from real property” for purposes of the gross income tests, the leases must be respected as true leases for U.S. federal income tax purposes and not be treated as service contracts, joint ventures or some other type of arrangement. If our leases are not respected as true leases for U.S. federal income tax purposes, we would fail to qualify as a REIT, which, in turn, could materially adversely affect our ability to make distributions to our stockholders and the trading price of our common and preferred stock.

If a TRS lessee failed to qualify as a TRS or the facility operators engaged by a TRS lessee did not qualify as “eligible independent contractors,” we would fail to qualify as a REIT and would be subject to higher taxes and have less cash available for distribution to our stockholders.

Rent paid by a lessee that is a “related party tenant” of ours will not be qualifying income for purposes of the two gross income tests applicable to REITs. We may, in the future, lease certain of our healthcare facilities that qualify as “qualified health care properties” to a TRS lessee. So long as that TRS lessee qualifies as a TRS, it will not be treated as a “related party tenant” with respect to our healthcare facilities that are managed by an independent facility operator that qualifies as an “eligible independent contractor.” We would seek to structure any future arrangements with a TRS lessee such that the TRS lessee would qualify to be treated as a TRS for U.S. federal income tax purposes, but there can be no assurance that the IRS would not challenge the status of a TRS for U.S. federal income tax purposes or that a court would not sustain such a challenge. If the IRS were successful in disqualifying a TRS lessee from treatment as a TRS, it is possible that we would fail to meet the asset tests applicable to REITs and a significant portion of our income would fail to qualify for the gross income tests. If we failed to meet either the asset or gross income tests, we would likely lose our REIT qualification for U.S. federal income tax purposes, which, in turn, could materially adversely affect our ability to make distributions to our stockholders and the trading price of our common and preferred stock.

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

In order to qualify as a REIT for each taxable year, five or fewer individuals, as defined in the Code, may not own, beneficially or constructively, more than 50% in value of our issued and outstanding shares of capital stock at any time during the last half of a taxable year. Attribution rules in the Code determine if any individual or entity beneficially or constructively owns our shares of capital stock under this requirement. Additionally, at least 100 persons must beneficially own our shares of capital stock during at least 335 days of a taxable year for each taxable year. To help insure that we meet these tests, our charter restricts the acquisition and ownership of shares of our capital stock.

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

The maximum tax rate applicable to “qualified dividend income” payable to U.S. stockholders that are taxed at individual rates is 20% (plus the 3.8% surtax on net investment income, if applicable). Dividends payable by REITs, however, generally are not eligible for the reduced rates on qualified dividend income. Rather, under the recently-enacted TCJA, REIT dividends constitute “qualified business income” and thus a 20% deduction is available to individual taxpayers with respect to such dividends, resulting in a 29.6% maximum federal tax rate (plus the 3.8% surtax on net investment income, if applicable) for individual U.S. stockholders. Additionally, without further legislative action, the 20% deduction applicable to REIT dividends will expire on January 1, 2026. The more favorable rates applicable to regular corporate qualified dividends could cause investors who are taxed at individual rates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our common and preferred stock.

We may be subject to adverse legislative or regulatory tax changes.

At any time, the U.S. federal income tax laws governing REITs or the administrative interpretations of those laws may be amended. We cannot predict when or if any new U.S. federal income tax law, regulation or administrative interpretation, or any amendment to any existing U.S. federal income tax law, regulation or administrative interpretation, will be adopted, promulgated or become effective and any such law, regulation, or interpretation may take effect retroactively. We and our stockholders could be adversely affected by any such change in the U.S. federal income tax laws, regulations or administrative interpretations which, in turn, could materially adversely affect our ability to make distributions to our stockholders and the trading price of our common and preferred stock.

The recently-enacted TCJA makes significant changes to the U.S. federal income tax rules for taxation of individuals and corporations. In the case of individuals, the tax brackets have been adjusted, the top federal income rate has been reduced to 37%, special rules reduce taxation of certain income earned through pass-through entities and reduce the top effective rate applicable to ordinary dividends from REITs to 29.6% (through a 20% deduction for ordinary REIT dividends received) and various deductions have been eliminated or limited, including limiting the deduction for state and local taxes to $10,000 per year. Most of the changes applicable to individuals are temporary and apply only to taxable years beginning after December 31, 2017 and before January 1, 2026. The top corporate income tax rate has been reduced to 21%. There are only minor changes to the REIT rules (other than the 20% deduction applicable to individuals for ordinary REIT dividends received). The TCJA makes numerous other large and small changes to the tax rules that do not affect REITs directly but may affect our stockholders and may indirectly affect us.

If our Operating Partnership failed to qualify as a partnership for U.S. federal income tax purposes, we would cease to qualify as a REIT and suffer other adverse consequences.

We believe that our Operating Partnership will be treated as a partnership for U.S. federal income tax purposes. As a partnership, our Operating Partnership will not be subject to U.S. federal income tax on its income. Instead, each of its partners, including us, will be allocated, and may be required to pay tax with respect to, its share of our Operating Partnership’s income. We cannot assure you, however, that the IRS will not challenge the status of our Operating Partnership or any other subsidiary partnership in which we own an interest as a partnership for U.S. federal income tax purposes, or that a court would not sustain such a challenge. If the IRS were successful in treating our Operating Partnership or any such other subsidiary partnership as an entity taxable as a corporation for U.S. federal income tax purposes, we would fail to meet the gross income tests and certain of the asset tests applicable to REITs and, accordingly, we would likely cease to qualify as a REIT. Also, the failure of our Operating Partnership or any subsidiary partnerships to qualify as a partnership could cause it to become subject to U.S. federal and state corporate income tax, which, in turn, could materially adversely affect our ability to make distributions to our stockholders and the trading price of our common and preferred stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The information set forth under the caption “Our Properties” in Item 1 of this Annual Report on Form 10-K is incorporated by reference herein.

ITEM 3.	LEGAL PROCEEDINGS

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

Our common stock is quoted on the New York Stock Exchange under the ticker symbol “GMRE.” Prior to July 1, 2016 (the closing date of our IPO), our stock was listed on the OTC pink tier of the OTC Markets, Inc. under the symbol “GMRE” and trading of our common stock at that time was limited and sporadic. The following table sets forth, for the periods indicated, the high and low sale prices of our common stock for the fiscal years ended December 31, 2017 and 2016, respectively, and the dividends paid by us with respect to those periods.

2017	High	Low	Dividends per Share[1]
First quarter	$9.18	$8.15	$0.20
Second quarter	$10.23	$8.22	$0.20
Third quarter	$9.45	$8.36	$0.20
Fourth quarter	$9.75	$8.19	$0.20

2016	High	Low	Dividends per Share[1]
First quarter	$3.58	$0.125	$0.2556
Second quarter	$3.58	$0.125	$0.2556
Third quarter	$11.38	$9.52	$0.20
Fourth quarter	$9.89	$6.73	$0.20

 1 Dividend information is for dividends declared with respect to that quarter.

The declaration and payment of quarterly dividends remains subject to the review and approval of the Board of Directors, see “Risk Factors — Subject to certain requirements under Maryland law and REIT requirements, our board of directors has sole discretion to determine if we will pay distributions and the amount and frequency of such distributions, and past distribution amounts may not be indicative of future distribution amounts.”

Performance Graph

This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of Global Medical REIT Inc. under the Securities Act or the Exchange Act.

The graph below compares the cumulative total return of our common shares, the S&P 500, the MSCI US REIT Index, and the SNL U.S. REIT Healthcare Index from July 1, 2016 (the completion date of our IPO) through December 31, 2017. The comparison assumes $100 was invested on July 1, 2016 in our common shares and in each of the foregoing indexes and assumes reinvestment of dividends, as applicable. The MSCI US REIT Index consists of equity REITs that are included in the MSCI US Investable Market 2500 Index, except for specialty equity REITS that do not generate a majority of their revenue and income from real estate rental and leasing operations. The SNL U.S REIT Healthcare Index consists of all publicly traded (NYSE, NYSE MKT, NASDAQ, OTC) Healthcare REITs in SNL’s coverage universe. We have included the MSCI US REIT Index and the SNL U.S. REIT Healthcare Index because we believe that they are representative of the industry in which we compete and are relevant to an assessment of our performance.

	Period Ending
Index	07/01/16	09/30/16	12/31/16	03/31/17	06/30/17	09/30/17	12/31/17
Global Medical REIT Inc.	$100.00	$98.05	$91.60	$95.47	$95.83	$98.43	$89.88
S&P 500 Index	$100.00	$103.63	$107.59	$114.12	$117.64	$122.92	$131.08
MSCI U.S. REIT Index	$100.00	$98.46	$95.55	$96.50	$98.09	$99.00	$100.39
SNL U.S. REIT Healthcare Index	$100.00	$102.22	$91.98	$98.28	$103.38	$97.51	$91.84

As of March 2, 2018 there were approximately 34 record holders, and 21,630,675 shares of common stock issued and outstanding. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares of record are held by banks, brokers and other financial institutions. As of December 31, 2017 and 2016, there were 21,630,675 and 17,605,675 outstanding shares of common stock, respectively.

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

None.

ITEM 6.	SELECTED FINANCIAL DATA

The following sets forth selected financial and operating data on a historical consolidated basis. The following data should be read in conjunction with the financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Annual Report on Form 10-K. Effective beginning with the year ended December 31, 2014, we changed our fiscal year from August 31 to the calendar twelve months ending December 31.  Accordingly, our 2014 fiscal period was shortened from twelve months to a four-month transition period that ended on December 31, 2014, with a comparative period presented below for the four-month period ended December 31, 2013. Our change in fiscal year was required based upon our intention to qualify and be taxed as a REIT for federal income tax purposes. The amounts in the following table are presented in thousands, except per share amounts.

	Year Ended December 31,			Four Months Ended December 31,			Year Ended August 31,
	2017	2016	2015	2014	2013		2014	2013
Statement of Operations Data
Total revenue	$30,344	$8,211	$2,062	$597	$-		$380	$-
Total expenses	30,431	14,564	3,671	1,007	12		1,032	-
Net loss	(87)	(6,353)	(1,609)	(410)	(12)		(652)	(45)[1]
Less: Preferred stock dividends	(1,714)	-	-	-	-		-	-
Less: Net loss attributable to noncontrolling interest	49	-	-	-	-		-	-
Net loss attributable to common stockholders	$(1,752)	$(6,353)	$(1,609)	$(410)	$(12)		$(652)	$(45)
Dividends declared per share of common stock	$0.80	$0.74	$1.02	$0.34	$-		$0.17	$-

Net loss attributable to common stockholders per share – basic and diluted	$(0.09)	$(0.68)	$(6.44)	$(1.64)	$(0.61)		$(13.49)	$(2.32)[1]

Weighted average shares outstanding – basic and diluted	19,617	9.302	250	250	20		48	20

	As of December 31,						As of August 31,
	2017	2016	2015	2014	2013[3]		2014	2013
Balance Sheet Data
Net investment in real estate	$457,913	$203,510	$55,149	$24,044	$-	[3]	$21,738	$-
Total assets	$474,571	$227,319	$65,329	$24,640	$-	[3]	$22,245	$4 [2]
Revolving Credit Facility	$164,900	$27,700	$-	$-	$-	[3]	$-	$-
Notes payable – third parties, net of discount	$38,545	$38,413	$23,485	$16,468	$-	[3]	$14,750	$-
Total liabilities	$215,558	$72,291	$65,467	$22,914	$-	[3]	$20,023	$19 [2]
Preferred stock	$74,959	$-	$-	$-	$-	[3]	$-	$-
Noncontrolling interest	$12,678	$-	$-	$-	$-	[3]	$-	$-
Total stockholders’ equity (deficit)	$259,013	$155,028	$(139)	$1,726	$-	[3]	$2,221	$(16)[2]

1 Represents loss and loss per share from discontinued operations, respectively.

2 Represents the Company’s predecessor company’s balance. The predecessor was converted into the Company on January 15, 2014.

3 The Company changed its fiscal year end to a December year end for the calendar year ended December 31, 2014. A balance sheet for the Company as of December 31, 2013 was not required to be filed and has not been filed.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our financial statements, including the notes to those financial statements, included elsewhere in this Report. Some of the statements we make in this section are forward-looking statements within the meaning of the federal securities laws. For a complete discussion of forward-looking statements, see the section in this Report entitled “Forward-Looking Statements.” Certain risk factors may cause actual results, performance or achievements to differ materially from those expressed or implied by the following discussion. For a discussion of such risk factors, see the section in this Report entitled “Risk Factors.” Unless otherwise indicated all dollar and share amounts in the following discussion are presented in thousands.

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

We elected to be taxed as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2016. We conduct our business through an umbrella partnership real estate investment trust, or UPREIT, structure in which our properties are owned by wholly-owned subsidiaries of our operating partnership, Global Medical REIT L.P. (the “Operating Partnership”). Our wholly-owned subsidiary, Global Medical REIT GP, LLC, is the sole general partner of our Operating Partnership and, as of December 31, 2017, we owned approximately 93.63% of the outstanding operating partnership units (“OP Units”) of our Operating Partnership.

Our Business Objectives and Investment Strategy

Our principal business objective is to provide attractive, risk-adjusted returns to our stockholders through a combination of (i) sustainable and increasing rental income that allows us to pay reliable, increasing dividends, and (ii) potential long-term appreciation in the value of our healthcare facilities and common stock. Our primary strategies to achieve our business objective are to:

•	Construct a property portfolio that consists substantially of off-campus, purpose-built, licensed medical facilities, such as medical office buildings (MOBs), specialty hospitals, and ambulatory surgery centers (ASCs), that are situated to take advantage of the aging of the U.S. population and the decentralization of healthcare;
•	Set aside a portion of our property portfolio for opportunistic acquisitions of non-core assets, such as acute-care hospitals and long-term acute care facilities (LTACs), that we believe provide premium, risk-adjusted returns;
•	lease each facility to medical providers with a track record of successfully managing excellent clinical and profitable practices;
•	focus on practice types that will be utilized by an aging population and that are highly dependent on their purpose-built real estate to deliver core medical procedures, such as cardiovascular treatment, rehabilitation, eye surgery, gastroenterology, oncology treatment and orthopedics;
•	lease the facilities under long-term, triple-net leases with contractual rent escalations and with initial (year one) capitalization rates that exceed our cost of capital (as opposed to factoring in future contractual rent escalations in determining whether investment returns will exceed our cost of capital); and
•	efficiently and rapidly grow our portfolio to drive economies of scale and diversification.

2017 Executive Summary

The following table summarizes the material changes in our business and operations during 2017:

	Year Ended December 31,
	2017	2016

Rental revenue	$28,511	$8,080
Interest expense	$7,435	$4,139
General and administrative expense	$5,489	$4,219
Preferred stock dividends	$1,714	$-
Net loss attributable to common stockholders per share	$(0.09)	$(0.68)
AFFO per share(1)	$0.54	$(0.03)
Dividends per common share	$0.80	$0.74
Weighted average common shares outstanding	19,617	9,302

(1)	See “—Non-GAAP Financial Measures,” for a description of our non-GAAP financial measures and a reconciliation of our non-GAAP financial measures.

	As of December 31,
	2017	2016

Total investment in real estate, gross	$471,507	$206,877
Total debt	$203,445	$66,534
Weighted average interest rate	3.72%	4.29%
Total equity	$259,013	$155,028

Net rentable square feet	1,331	665

We completed our initial public offering in July 2016, issuing an aggregate of 15 million shares of common stock at an offering price of $10.00 per share for aggregate net proceeds of $137.3 million. We utilized the proceeds from this offering as well as credit received from banks to acquire real estate assets consistent with our business objectives and investment strategy. During 2017, we completed a follow-on offering of our common stock issuing an aggregate of 4 million shares at an offering price of $9.00 share for aggregate net proceeds of $33.8 million. We also completed an underwritten public offering of our Series A Preferred Stock during 2017, issuing an aggregate of 3.1 million shares with a liquidation preference of $25.00 per share for aggregate net proceeds of $75 million. In addition to these offerings, during 2017 the Company established a revolving credit facility with a group of lenders, pursuant to which we have the ability to borrow up to $340 million and established a $50 million “at-the-market” program for our common stock. See “—Liquidity and Capital Resources” for additional detail regarding our debt and equity transactions.

As of December 31, 2017, and 2016, the Company had gross investment in real estate of $471.5 million and $206.9 million, respectively. During the years ended December 31, 2017 and 2016, we generated rental revenue of $28.5 million and $8.1 million, respectively, from these investments. Reflecting the impact of our increasing investment balances during 2017, our net loss attributable to common shareholders decreased to $1.8 million in 2017 from $6.4 million in 2016.

Recent Developments

During the period beginning on January 1, 2018 and ending on March 1, 2018, we completed four acquisitions with an aggregate purchase price of $48.4 million, an aggregate of 323,400 net rentable square feet and a weighted average capitalization rate of approximately 8.6%. The table below summarizes our post-2017 acquisitions:

Property	City	Type	Rentable Square Feet (RSF)	Purchase Price(1) (in thousands)	Annualized Base Rent(2) (in thousands)	Cap. Rate(3)	Lease Years Remaining
Quad City Kidney Center	Moline, IL	MOB	27,173	$6,706	$548	8.17%	14
NOMS	Fremont, OH	MOB	25,893	8,286	608	7.34%	12
Gainesville Eye	Gainesville, GA	MOB/ASC	34,020	10,400	776	7.46%	12
City Hospital of White Rock	Dallas, TX	Hospital	236,314	23,000	2,230	9.70%	20
Total/Weighted Average			323,400	$48,392	$4,162	8.60%	16

(1) Represents the contractual purchase price.

(2) Monthly base rent in the month of acquisition multiplied by 12.

(3) Capitalization rates are calculated based on current lease terms and do not give effect to future rent escalations.

Properties Under Contract

Summary information about transactions we have under purchase agreements as of March 6, 2018 is presented in the table below:

Property	City	Rentable Square Feet (RSF)	Purchase Price(1) (in thousands)	Annualized Base Rent(2) (in thousands)	Cap. Rate(3)
Orlando Health	Orlando, FL	59,594	$16,200	$1,340	8.27%
Memorial Health System	Belpre, OH	155,600	64,200	5,040	7.85%
Totals/Weighted Average		215,194	$80,400	$6,380	7.94%

(1) Represents contractual purchase price.

(2) Monthly base rent in the month placed under contract multiplied by 12.

(3) Capitalization rates are calculated based on current lease terms and do not give effect to future rent escalations.

We entered into the purchase and sale agreements for the Orlando and Belpre transactions on January 24, 2018 and March 6, 2018, respectively. We are currently in the due diligence periods for these transactions. If we identify problems with the properties or the operators of the properties during our due diligence review, we may not close the transactions on a timely basis or we may terminate the purchase agreements and not close the transactions.

Increase in Capacity of our Revolving Credit Facility

On March 6, 2018, we amended our revolving credit facility to increase the aggregate size of the facility by $90 million to $340 million. As of December 31, 2017, we had $164.9 million of outstanding borrowings under this facility.

Trends Which May Influence our Business and Results of Operations

We believe the following trends may positively impact our business and results of operations:

•	growing healthcare expenditures – According to the U.S. Department of Health and Human Services, overall healthcare expenditures are expected to grow at an average rate of 5.6% per year from 2016 through 2025. We believe the long-term growth in healthcare expenditures will correlate with the long-term leases at our properties and help maintain or increase the value of our healthcare real estate portfolio;

•	an aging population – according to the 2010 U.S. Census, the segment of the population consisting of people 65 years or older comprise the fastest growing segment of the overall U.S. population. We believe this segment of the U.S population will utilize many of the services provide at our healthcare facilities such as orthopedics, cardiac, gastroenterology and rehabilitation;
•	a continuing shift towards outpatient care – according to the American Hospital Association, patients are demanding more outpatient operations. We believe this shift in patient preference from inpatient to out-patient facilities will benefit our tenants as most of our properties consists of medical office buildings, ambulatory surgery centers and specialty hospitals that provide an alternative to inpatient facilities such as acute-care hospitals;
•	physician practice group and hospital consolidation – According to Becker’s Hospital Review, the first half of 2017 saw a significant increase in physician practice group consolidation from the fourth quarter of 2016. We believe the trend towards physician group consolidation will serve to strengthen the credit quality of our tenants if our tenants merge or are consolidated with larger health systems;
•	a highly fragmented healthcare real estate market. Despite the move toward consolidation with respect to healthcare services, we believe the healthcare real estate market continues to be highly fragmented, which will provide us with significant acquisition opportunities; and
•	Increased supply of attractive acute-care hospital acquisition opportunities – We believe many hospital systems are moving towards investing more in out-patient facilities and divesting acute-care hospitals. Although not the primary focus of our investment strategy, we believe that the current supply and demand forces in the hospital market could provide opportunities to purchase high-quality, acute-care hospitals in desirable markets at attractive, risk-adjusted returns.

We believe the following trends may negatively impact our business and results of operations:

•	Increasing Market Volatility. During 2018, the stock markets experienced extreme volatility. During this period of extreme volatility, the stock of healthcare REITs have struggled, with the FTSE Nareit Equity Healthcare Index dropping approximately 6.32% during the month of January. If markets continue to experience extreme volatility, or healthcare REIT stocks continue to decline, we could have difficulty raising equity capital at attractive prices or at all, which could inhibit our ability to grow our portfolio;
•	Increases in short-term interest rates. During 2018, the market interest rates on which our credit facility interest rate is based has increased. If this trend continues and we are unable to hedge our interest rate exposure, our interest rate expense will increase, which would negatively affect our results of operations;
•	Leverage restrictions. Pursuant to our revolving credit facility, our consolidated leverage ratio, defined as the ratio of our total debts to total assets, cannot exceed 0.65:1 and our minimum fixed charge coverage ratio, defined as the ratio of Adjusted EBITDA and Fixed Charges, must be at least 1.50:1. As of December 31, 2017, our total debt was approximately $203.4 million and our total interest expense plus preferred dividends was approximately $9.1 million, and our consolidated leverage and fixed charge coverage ratios were 0.42 and 2.27, respectively. Due to our leverage limitations, if we are unable to raise equity capital in sufficient amounts or at all in order to pay down our indebtedness, we will be limited in the amount of properties we may acquire;
•	Increasing prices for our core assets. The heavy pace of acquisitions in our core asset classes in 2017 led to a market-wide decrease in capitalization rates. If this acquisition pace continues into 2018, we may see further decreases in the capitalization rates of our core asset classes, which will, due to our high cost of capital, make it harder to acquire accretive assets in our core asset class. If we are unable to make accretive acquisitions in our core asset classes, we may not be able to acquire as many properties as we would like or may be forced to purchase more non-core assets or riskier assets in order to meet our business objectives; and
•	Changes in third party reimbursement methods and policies. As the price of healthcare services continues to increase, we believe third-party payors, such as Medicare and commercial insurance companies, will continue to scrutinize and reduce the types of healthcare services eligible for, and the amounts of, reimbursement under their health insurance plans. Additionally, many employer-based insurance plans have continued to increase the percentage of insurance premiums for which covered individuals are responsible. If these trends continue, our tenants may experience lower patient volumes as well as higher patient credit risks, which could negatively impact their business as well as their ability to pay rent to us.

Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires our management to use judgment in the application of accounting policies, including making estimates and assumptions. We base estimates on the best information available to us at the time, our experience and on various other assumptions believed to be reasonable under the circumstances. These estimates affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If our judgment or interpretation of the facts and circumstances relating to various transactions or other matters had been different, it is possible that different accounting would have been applied, resulting in a different presentation of our financial statements. From time-to-time, we re-evaluate our estimates and assumptions. In the event estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current estimates and assumptions about matters that are inherently uncertain. For a more detailed discussion of our significant accounting policies, see Note 2 – “Summary of Significant Accounting Policies” in the footnotes to the accompanying financial statements. Below is a discussion of accounting policies that we consider critical in that they may require complex judgment in their application or require estimates about matters that are inherently uncertain.

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Purchase of Real Estate

Transactions in which real estate assets are purchased that are not subject to an existing lease are treated as asset acquisitions and are recorded at their purchase price, including capitalized acquisition costs, which is allocated to land and building based upon their relative fair values at the date of acquisition. Transactions in which real estate assets are acquired either subject to an existing lease or as part of a portfolio level transaction with significant leasing activity are treated as a business combination under Accounting Standards Codification (“ASC”) Topic 805, Business Combinations, and the assets acquired and liabilities assumed, including identified intangible assets and liabilities, are recorded at their fair value. Fair value is determined based upon the guidance of ASC Topic 820, Fair Value Measurements and Disclosures and generally are determined using Level 2 inputs, such as rent comparables, sales comparables, and broker indications. Although Level 3 Inputs are utilized, they are minor in comparison to the Level 2 data used for the primary assumptions. The determination of fair value involves the use of significant judgment and estimates. We make estimates to determine the fair value of the tangible and intangible assets acquired and liabilities assumed using information obtained from multiple sources, including pre-acquisition due diligence, and we routinely utilize the assistance of a third-party appraiser. Initial valuations are subject to change until the information is finalized, no later than 12 months from the acquisition date. We expense transaction costs associated with acquisitions accounted for as business combinations in the period incurred.

Valuation of tangible assets:

The fair value of land is determined using the sales comparison approach whereby recent comparable land sales and listings are gathered and summarized. The available market data is analyzed and compared to the land being valued and adjustments are made for dissimilar characteristics such as market conditions, size, and location. We estimate the fair value of buildings acquired on an as-if-vacant basis and depreciate the building value over its estimated remaining life. We determine the fair value of site improvements (non-building improvements that include paving and other) using the cost approach, with a deduction for depreciation, and depreciate the site improvements over their estimated remaining useful lives. Tenant improvements represent fixed improvements to tenant spaces, the fair value of which is estimated using prevailing market tenant improvement allowances that would be given to attract a new tenant, estimated based on the assumption that it is a necessary cost of leasing up a vacant building. Tenant improvements are amortized over the remaining term of the lease. As of December 31, 2017, we recorded site improvements of $4.8 million and tenant improvement of $8.0 million, resulting from the acquisitions that were accounted for as business combinations.

Valuation of intangible assets:

In determining the fair value of in-place leases (the avoided cost associated with existing in-place leases) management considers current market conditions and costs to execute similar leases in arriving at an estimate of the carrying costs during the expected lease-up period from vacant to existing occupancy. In estimating carrying costs, management includes reimbursable (based on market lease terms) real estate taxes, insurance, other operating expenses, as well as estimates of lost market rental revenue during the expected lease-up periods. The values assigned to in-place leases are amortized over the remaining term of the lease. As of December 31, 2017, we recorded in-place lease assets of $17.1 million, resulting from the acquisitions that were accounted for as business combinations.

The fair value of above-or-below market leases is estimated based on the present value (using an interest rate which reflected the risks associated with the leases acquired) of the difference between contractual amounts to be received pursuant to the leases and management’s estimate of market lease rates measured over a period equal to the estimated remaining term of the lease. An above market lease is classified as an intangible asset and a below market lease is classified as an intangible liability. The capitalized above-market or below-market lease intangibles are amortized as a reduction of or an addition to rental income over the estimated remaining term of the respective leases. As of December 31, 2017, we recorded above market lease assets of $5.1 million and below market lease liabilities of $1.4 million, resulting from the acquisitions that were accounted for as business combinations.

Intangible assets related to leasing costs consist of leasing commissions and legal fees. Leasing commissions are estimated by multiplying the remaining contract rent associated with each lease by a market leasing commission. Legal fees represent legal costs associated with writing, reviewing, and sometimes negotiating various lease terms. Leasing costs are amortized over the remaining useful life of the respective leases. As of December 31, 2017, we recorded leasing cost assets of $9.5 million resulting from the acquisitions that were accounted for as business combinations.

Impairment of Long Lived Assets

We evaluate our real estate assets for impairment periodically or whenever events or circumstances indicate that its carrying amount may not be recoverable. If an impairment indicator exists, we compare the expected future undiscounted cash flows against the carrying amount of an asset. If the sum of the estimated undiscounted cash flows is less than the carrying amount of the asset, we would record an impairment loss for the difference between the estimated fair value and the carrying amount of the asset. We determined that no impairment charges were warranted during the years ended December 31, 2017, 2016, and 2015.

Revenue Recognition

Our operations consist of rental revenue earned from tenants under leasing arrangements which provide for minimum rent and escalations. These leases are accounted for as operating leases. For operating leases with contingent rental escalators revenue is recorded based on the contractual cash rental payments due during the period. Revenue from leases with fixed annual rental escalators are recognized on a straight-line basis over the initial lease term, subject to a collectability assessment. If we determine that collectability of rents is not reasonably assured, future revenue recognition is limited to amounts contractually owed and paid, and, when appropriate, an allowance for estimated losses is established.

We consistently assess the need for an allowance for doubtful accounts, including an allowance for operating lease straight-line rent receivables, for estimated losses resulting from tenant defaults, or the inability of tenants to make contractual rent and tenant recovery payments. We also monitor the liquidity and creditworthiness of its tenants and operators on a continuous basis. This evaluation considers industry and economic conditions, property performance, credit enhancements and other factors. For operating lease straight-line rent amounts, our assessment is based on amounts estimated to be recoverable over the term of the lease. As of December 31, 2017 and December 31, 2016, no allowance was recorded as it was not deemed necessary.

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers.” ASU 2014-09 creates a new Topic, ASC Topic 606, which is principle-based and provides a five-step model to determine when and how revenue is recognized. We will implement this standard effective with the interim period beginning January 1, 2018 and do not expect the standard to have a significant impact on our consolidated financial statements or related disclosures.

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

We consider the carrying values of cash and cash equivalents, escrow deposits, accounts and other receivables, and accounts payable and accrued expenses to approximate the fair value for these financial instruments because of the short period of time since origination or the short period of time between origination of the instruments and their expected realization. Due to the short-term nature of these instruments, Level 1 and Level 2 inputs are utilized to estimate the fair value of these financial instruments. The fair values determined related to the Company’s transactions that are accounted for as business combinations primarily utilize Level 2 inputs since there is heavy reliance on market observable data such as rent comparables, sales comparables, and broker indications. Although some Level 3 inputs are utilized they are minor in comparison to the Level 2 date used for the primary assumptions as it relates to business combination valuations.

Stock-Based Compensation

We expense the fair value of LTIP unit awards in accordance with the fair value recognition requirements of ASC Topic 718, Compensation-Stock Compensation, and ASC Topic 505, Equity. Under ASC Topic 718, the Company’s independent directors are deemed to be employees and therefore compensation expense for these units is recognized based on the closing share price for the Company’s common stock at the date of grant, ratably over the 12-month service period, using the straight-line method. Under ASC Topic 505, the employees of the Advisor and its affiliates are deemed to be non-employees of the Company and therefore compensation expense for these units is recognized using the fair value of the award at the end of each reporting period, ratably over the respective service periods, depending on the grant terms, using the straight-line method.

Consolidated Results of Operations

The major factor that resulted in variances in our results of operations for each revenue and expense category for the year ended December 31, 2017, compared to the year ended December 31, 2016 was the increase in the size of our property portfolio. Our total investments in real estate, net of accumulated depreciation and amortization, was $457.9 million and $203.5 million as of December 31, 2017 and 2016, respectively.

Similarly, for the year ended December 31, 2016, compared to 2015, the major factor that resulted in variances in our results of operations for each revenue and expense category was our June 2016 initial public offering and the increase in the size of our property portfolio during 2016. Our total investments in real estate, net of accumulated depreciation and amortization, was $203.5 million and $55.1 million as of December 31, 2016 and 2015, respectively.

 Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

	For the Year Ended December 31,
	2017	2016	$ Change
Revenue
Rental revenue	$28,511	$8,080	$20,431
Expense recoveries	1,712	-	1,712
Other income	121	131	(10)
Total revenue	30,344	8,211	22,133

Expenses
Acquisition fees	2,523	1,568	955
Acquisition fees – related party	-	754	(754)
General and administrative	5,489	4,219	1,270
Operating expenses	1,860	73	1,787
Management fees – related party	3,123	1,434	1,689
Depreciation expense	7,929	2,335	5,594
Amortization expense	2,072	42	2,030
Interest expense	7,435	4,139	3,296
Total expenses	30,431	14,564	15,867
Net loss	$(87)	$(6,353)	$6,266

Revenue

Total Revenue

Total revenue for the year ended December 31, 2017 was $30.3 million, compared to $8.2 million for the same period in 2016, an increase of $22.1 million. The increase is primarily the result of rental revenue earned from the facilities we acquired during 2017, as well as from the recognition of a full year of rental revenue in 2017 from acquisitions that were completed during 2016. Additionally, $1.7 million in revenue was recognized from expense recoveries during the year ended December 31, 2017, which related to tenant reimbursement of real estate taxes, insurance, and certain other operating expenses. We recognize these reimbursements and related expenses on a gross basis in our Consolidated Statements of Operations (i.e., we recognize an equivalent increase in revenue (expense recoveries) and expense (operating expenses)). We did not recognize any revenue from expense recoveries during the year ended December 31, 2016.

Expenses

Acquisition Fees

Acquisition fees to unrelated parties for the year ended December 31, 2017 were $2.5 million, compared to $1.6 million for the same period in 2016, an increase of $0.9 million. These acquisition fees represent costs incurred on our acquisitions that were accounted for as business combinations. The increase results from the fact that in 2017 we had 12 acquisitions that were accounted for as business combinations versus only three during the same period in 2016. As discussed below in the “Acquisition Fees – related party” section, prior to July 1, 2016, the effective date of our amended management agreement (the “Amended Management Agreement”), our acquisition fees were payable to our Advisor.

Acquisition Fees – related party

Acquisition fees to a related party for the year ended December 31, 2017 was zero, compared to $0.8 million for the same period in 2016. Related party acquisition fees for the year ended December 31, 2016 consisted of $0.4 million, $0.3 million and $0.1 million that were expensed in connection with the acquisitions of the Plano Facility, the Melbourne Facility, and the Westland Facility, respectively. Pursuant to our original management agreement, the acquisition fees payable to our Advisor were computed at a rate of 2% of the purchase price of the facility.

General and Administrative

General and administrative expenses for the year ended December 31, 2017 were $5.5 million, compared with $4.2 million for the same period in 2016, an increase of $1.3 million. Non-cash LTIP expenses included in general and administrative expense included $1.8 million in 2017 compared to $1.7 million in 2016. The remaining increase in general and administrative expenses primarily relates to an increase in professional fees incurred during 2017 reflecting a full year of public company costs as well as Sarbanes-Oxley implementation costs.

Operating expenses

Operating expenses for the year ended December 31, 2017 were $1.9 million, compared with $0.07 million for the same period in 2016, an increase of $1.8 million. The increase primarily results from $1.7 million of reimbursable property operating expenses in 2017 that we paid on behalf of certain of our tenants but for which we receive reimbursement from the tenant under the applicable lease.

Management Fees – related party

Management fees for the year ended December 31, 2017 were $3.1 million, compared with $1.4 million for the same period in 2016, an increase of $1.7 million. The increase results from our larger stockholders’ equity balance, which is used to calculate the fee, resulting from our common stock and preferred stock issuances that were completed during 2017.

Depreciation Expense

Depreciation expense for the year ended December 31, 2017 was $7.9 million, compared with $2.3 million for the same period in 2016, an increase of $5.6 million. The increase results primarily from depreciation expense incurred on the facilities we acquired during 2017 and the recognition of a full year of depreciation expense in 2017 related to acquisitions that were completed during 2016.

Amortization Expense

Amortization expense for the year ended December 31, 2017 was $2.1 million, compared with $0.04 million for the same period in 2016, an increase of $2.1 million. Amortization expense was incurred on the in-place lease and leasing cost intangible assets recognized from our acquisitions that were accounted for as business combinations. For the year ended December 31, 2017 we had 12 acquisitions that were accounted for as business combinations versus only three during the same period in 2016.

Interest Expense

Interest expense for the year ended December 31, 2017 was $7.4 million, compared with $4.1 million for the same period in 2016, an increase of $3.3 million. This increase is due to higher average borrowings during the year reflecting interest incurred on the outstanding borrowings from our revolving credit facility as well as amortization of the deferred financing costs incurred to procure debt, which is recorded as interest expense.

The weighted average interest rate and term of our debt was 3.72% and 2.94 years, respectively, at December 31, 2017, compared to 4.29% and 6.04 years, respectively, at December 31, 2016.

Net Loss

Net loss for the year ended December 31, 2017 was $0.09 million, compared with $6.4 million for the same period in 2016, a decrease in net loss of $6.3 million. The decrease in net loss was primarily the result of an increase in rental revenue earned from the facilities we acquired during 2017, as well as from the recognition of a full year of rental revenue in 2017 from acquisitions that were completed during 2016.

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

	For the Year Ended December 31,
	2016	2015	$ Change
Revenue
Rental revenue	$8,080	$2,049	$6,031
Other income	131	13	118
Total revenue	8,211	2,062	6,149

Expenses
Acquisition fees	1,568	-	1,568
Acquisition fees – related party	754	627	127
General and administrative	4,219	425	3,794
Operating expenses	73	80	(7)
Management fees – related party	1,434	360	1,074
Depreciation expense	2,335	660	1,675
Amortization expense	42	-	42
Interest expense	4,139	1,519	2,620
Total expenses	14,564	3,671	10,893
Net loss	$(6,353)	$(1,609)	$(4,744)

Revenue

Total Revenue

Total revenue for the year ended December 31, 2016 was $8.2 million, compared to $2.1 million for the same period in 2015, an increase of $6.1 million. The increase is primarily the result of rental revenue derived from the facilities that we acquired during the year ended December 31, 2016, as well as from the recognition of a full year of rental revenue relating to acquisitions that occurred during 2015.

Expenses

Acquisition Fees

Acquisition fees to unrelated parties for the year ended December 31, 2016 were $1.6 million, compared to zero for the same period in 2015. These acquisition fees during the year ended December 31, 2016 were primarily related to three acquisitions that were accounted for as business combinations. As discussed below in the “Acquisition Fees – related party” section, prior to July 1, 2016, the effective date of our Amended Management Agreement, our acquisition fees were payable to our Advisor.

Acquisition Fees – related party

Acquisition fees – related party for the year ended December 31, 2016 were $0.8 million, compared to $0.6 million for the year ended December 31, 2015, an increase of $0.2 million. The 2016 expense included acquisition fees that were incurred and paid to our Advisor in accordance with the management agreement that was in place through June 30, 2016 (consisting of $0.4 million, $0.3 million and $0.1 million in connection with the acquisitions of the Plano, Melbourne, and Westland facilities, respectively) compared to $0.6 million of acquisition fees that were incurred and paid to our Advisor in the 2015 (consisting of $0.4 million and $0.2 million in connection with the acquisitions of the Tennessee and West Mifflin facilities, respectively). Pursuant to our original management agreement, the acquisition fees payable to our Advisor were computed at a rate of 2% of the purchase price of the facility.

General and Administrative

General and administrative expenses for the year ended December 31, 2016 were $4.2 million, compared to $0.4 million for the same period in 2015, an increase of $3.8 million. The increase primarily results from an increase of $1.7 million in non-cash compensation expense incurred related to the LTIP units during the year ended December 31, 2016 as well as from an increase in costs incurred during the same year related to Sarbanes-Oxley implementation and public company related costs such as capital market advisory and investor relations.

Operating expenses

Operating expenses for the year ended December 31, 2016 was $0.07 million, compared with $0.08 million for the same period in 2015, a decrease of $0.01 million. The decrease is primarily related to a decrease in ground rent expense recorded during the 2016 fiscal year.

Management Fees – related party

Management fees for the year ended December 31, 2016 were $1.4 million, compared to $0.4 million for the same period in 2015, an increase of $1.0 million. The increase during the year ended December 31, 2016 was due primarily to the larger stockholders’ equity balance due to our initial public offering during 2016 as well as changes in the fee calculation as follows. The management fee for the period beginning on July 1, 2016 and ending on December 31, 2016 was calculated based on the terms of the Amended Management Agreement, which became effective on July 1, 2016 and requires an annual base management fee equal to 1.5% of our stockholders’ equity balance (as defined in the Amended Management Agreement). The management fee for the period beginning on January 1, 2016 through June 30, 2016 and for the year ended December 31, 2015 was based on the terms of the original management agreement with a fixed fee of $0.03 million per month.

Depreciation Expense

Depreciation expense for the year ended December 31, 2016 was $2.3 million, compared to $0.7 million for the same period in 2015, an increase of $1.6 million. The increase results from depreciation expense incurred on the facilities acquired during the year ended December 31, 2016 and the recognition of depreciation expense for a full year related to acquisitions completed during the year ended December 31, 2015.

Amortization Expense

Amortization expense for the year ended December 31, 2016 was $0.04 million, compared to zero for the same period in 2015. Amortization expense was incurred on the in-place lease and leasing cost intangible assets recognized from our three acquisitions during 2016 that were accounted for as business combinations. We had no acquisitions that were accounted for as business combinations during the year ended December 31, 2015.

Interest Expense

Interest expense for the year ended December 31, 2016 was $4.1 million, compared to $1.5 million for the same period in 2015, an increase of $2.6 million. The increase results from increased borrowing in 2016 compared to 2015, including interest incurred on the Cantor Loan that was procured during the first quarter of 2016, a full year of interest expense incurred on third party debt and related party borrowings used to acquire facilities in 2015, the early termination fee of $0.3 million that was incurred related to the early pay-off of the Omaha facility debt, the amortization of debt issuance costs (recorded as interest expense) primarily incurred on the Cantor Loan, and full year of amortization of debt issuance costs that were incurred in connection with our West Mifflin and Tennessee acquisitions late in 2015.

The weighted average interest rate and term of our debt was 4.29% and 6.04 years, respectively, at December 31, 2016. The weighted average interest rate and term of our debt was 6.67% and 4.06 years, respectively, at December 31, 2015.

Net Loss

Net loss for the year ended December 31, 2016 was $6.4 million, compared with $1.6 million for the same period in 2015, an increase of $4.8 million. The increase in net loss was primarily the result of acquisition fees to unrelated parties incurred on our business combination transactions, an increase in non-cash compensation expense incurred related to LTIP units during the year ended December 31, 2016 as well as from an increase in costs incurred during the same year related to Sarbanes-Oxley implementation and public company related costs such as capital market advisory and investor relations. Additionally, during 2016 there was an increase in management fees incurred based on the terms of the Amended Management Agreement and an increase in depreciation expense resulting from the growth of our portfolio of properties during 2016. This increase in expenses was partially offset by an increase in rental revenue earned from the facilities we acquired during the 2016, as well as from the recognition of a full year of rental revenue in 2016 from acquisitions that were completed during 2015.

Assets and Liabilities

As of December 31, 2017 and December 31, 2016, our principal assets consisted of investments in real estate, net of $457.9 million and $203.5 million, respectively, and our liquid assets consisted primarily of cash of $5.1 million and $19.7 million, respectively.

The increase in our investments in real estate, net, to $457.9 million as of December 31, 2017, compared to $203.5 million as of December 31, 2016, was the result of the 23 acquisitions that we completed during the year ended December 31, 2017.

The decrease in our cash balance to $5.1 million as of December 31, 2017, compared to $19.7 million as of December 31, 2016, was primarily due to $252.7 million of cash used for the acquisitions that we completed during 2017, approximately $16 million of dividends paid during 2017, $2.9 million of cash paid for deferred financing costs during 2017 related to the revolving credit facility, and approximately $0.5 million used to repay related party debt. These decreases in cash during 2017 were partially offset by net borrowings from the revolving credit facility in the amount of $137.2 million, net proceeds received from our common stock offering of $33.8 million, net proceeds received from our preferred stock offering of approximately $75 million, and an increase in cash provided by operating activities of $11.6 million.

The increase in our total liabilities to $215.6 million as of December 31, 2017 compared to $72.3 million as of December 31, 2016, was primarily the result of net borrowings from the revolving credit facility in the amount of $137.2 million as well as from increases in the security deposit liability balance, the accounts payable and accrued expenses balance, the dividends payable balance, and the acquired lease intangible liability balance.

Liquidity and Capital Resources

General

Our short-term liquidity requirements include:

•	Interest expense and scheduled principal payments on outstanding indebtedness;
•	General and administrative expenses;
•	Management fees; and
•	Property acquisitions and tenant improvements.

In addition, we require funds for future distributions expected to be paid to our common and preferred stockholders and OP and LTIP unit holders in our Operating Partnership.

As of December 31, 2017, we had $5.1 million of cash and also had borrowing capacity under our revolving credit facility as described below. Our primary sources of cash include rent we collect from our tenants, borrowings under our revolving credit facility, secured term loans and net proceeds received from equity issuances.

On September 15, 2017, we closed on an underwritten public offering of 3.1 million shares of our Series A Preferred Stock, $0.001 par value per share, with a liquidation preference of $25 per share, inclusive of 0.4 million shares issued in connection with the underwriters’ exercise of their over-allotment option. The issuance raised aggregate net proceeds of approximately $75 million. We used the proceeds from this transaction primarily to repay borrowings on our revolving credit facility.

On August 25, 2017, the Company and the Operating Partnership entered into separate Sales Agreements (the “Sales Agreements”) with each of Cantor Fitzgerald & Co. and FBR Capital Markets & Co. (the “Agents”), pursuant to which the Company may issue and sell, from time to time, its common shares having an aggregate offering price of up to $50 million, through the Agents (the “ATM Program”). In accordance with the Sales Agreements, the Company may offer and sell its common shares through either of the Agents, from time to time, by any method deemed to be an “at the market offering” as defined in Rule 415 under the Securities Act of 1933, as amended, which includes sales made directly on the New York Stock Exchange or other existing trading market, sales made to or through a market maker, sales made through negotiated transactions or any other method permitted by law. As of December 31, 2017, we had not made any sales of our common shares through the ATM Program.

On June 30, 2017, we closed an underwritten public offering of our common stock and on July 20, 2017 we closed on the over-allotment option granted to the underwriters. These transactions resulted in an aggregate of 4 million shares of our common stock being issued at a public offering price of $9.00 per share, resulting in aggregate net proceeds of approximately $33.8 million. We used the proceeds from this transaction primarily to repay borrowings on our revolving credit facility.

On March 3, 2017, the Company, the Operating Partnership, as borrower, and the subsidiary guarantors of the Operating Partnership amended our revolving credit facility (the “Revolving Credit Facility”) with BMO Harris Bank N.A., as Administrative Agent, which increased the commitment amount to $200 million plus an accordion feature that allows for up to an additional $50 million of principal amount subject to certain conditions. On September 28, 2017, certain of the Company’s lenders under the Revolving Credit Facility committed to fund all of the $50 million accordion feature. The subsidiary guarantors and the Company are guarantors of the obligations under the Revolving Credit Facility. The amount available to borrow from time to time under the Revolving Credit Facility is limited according to a quarterly borrowing base valuation of certain properties owned by the subsidiary guarantors. Our Operating Partnership is subject to ongoing compliance with a number of customary affirmative and negative covenants under the Revolving Credit Facility, including limitations with respect to liens, indebtedness, distributions, mergers, consolidations, investments, restricted payments and asset sales. The Operating Partnership must also maintain (i) a maximum consolidated leverage ratio, and as of the end of each fiscal quarter thereafter, of less than (y) 0.65:1.00 for each fiscal quarter ending prior to October 1, 2019 and (z) thereafter, 0.60:1.00, (ii) a minimum fixed charge coverage ratio of 1.50:1.00, (iii) a minimum net worth of $119,781 plus 75% of all net proceeds raised through subsequent equity offerings and (iv) a ratio of total secured recourse debt to total asset value of not greater than 0.10:1.00. As of December 31, 2017 and 2016, the outstanding Revolving Credit Facility balance was $164.9 million and $27.7 million, respectively.

On March 6, 2018, we amended the Revolving Credit Facility to increase the aggregate size of the facility by $90 million to $340 million.

With the exception of funds required to make additional property acquisitions, we believe we will be able to satisfy our short-term liquidity requirements through our existing cash and cash equivalents and cash flow from operating activities. In order to continue acquiring healthcare properties, we will need to continue to have access to debt and equity financing.

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

See “—Trends Which May Influence our Business and Results of Operations” for a discussion of the trends affecting our ability to incur debt and equity financing on a cost-effective basis or at all.

Cash Flow Information

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

Net cash provided by operating activities for the year ended December 31, 2017 was $11.6 million, compared with net cash used in operating activities of $2.7 million for the same period in 2016. This increase in cash flows from operating activities was primarily derived from the increase in the size of our property portfolio at December 31, 2017 compared to December 31, 2016.

Net cash used in investing activities for the year ended December 31, 2017 was $252.7 million, compared with $150.4 million, for the same period in 2016. This increase was primarily the result of increased investment activity in 2017, specifically funds used for the 23 acquisitions that we completed during the year ended December 31, 2017. Cash flows used in investing activities are heavily dependent upon the investment in properties and real estate assets.

Net cash provided by financing activities for the year ended December 31, 2017 was $226.5 million, compared with $163.6 million for the same period in 2016. Cash flows provided by financing activities for the year ended December 31, 2017 were derived primarily from net proceeds received from the Revolving Credit Facility, net proceeds received from our common stock offering, and net proceeds received from our preferred stock offering, partially offset by the payment of dividends and deferred financing costs.

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

Net cash used in operating activities for the year ended December 31, 2016 was $2.7 million, compared with $0.2 million used in operating activities for the year ended December 31, 2015. The increase during the 2016 year was primarily derived from increases in net loss, $1.4 million in management fees paid to the Advisor, and increases in operating assets. The net cash used in operating activities was partially offset by increases in non-cash expenses such as depreciation expense, amortization of debt issuance costs, and LTIP compensation expense.

Net cash used in investing activities for the year ended December 31, 2016 was $150.4 million, compared with $32.3 million used in investing activities for the year ended December 31, 2015. The increase during the 2016 year was primarily derived from the completed acquisitions of ten facilities during 2016. Cash flows used in investing activities are heavily dependent upon the investment in properties and real estate assets.

Net cash provided by financing activities for the year ended December 31, 2016 was $163.6 million compared with $41.6 million provided by financing activities for the year ended December 31, 2015. The increase during the 2016 year was primarily derived from the net proceeds received from the initial public offering of $137.3 million, proceeds received from the revolving credit facility that was entered into and December 2016, and proceeds of $32.1 million received from the Cantor Loan. These financing cash inflows were partially offset by the full repayment of the Omaha and Asheville third party debt, a partial payment of the remaining Convertible Debenture balance, and payments of dividends, deferred debt issuance costs, and deferred public offering costs.

Common Stock Dividends

Since July 2016, our Board had declared cash dividends on our common stock as summarized in the following table.

Date Announced	Record Date	Applicable Quarter	Payment Date	Dividend Amount(1)	Dividends per Share

September 14, 2016	September 27, 2016	Q3 2016	October 11, 2016	$3,593	$0.20
December 14, 2016	December 27, 2016	Q4 2016	January 10, 2017	$3,604	$0.20
March 20, 2017	March 27, 2017	Q1 2017	April 10, 2017	$3,603	$0.20
June 16, 2017	June 27, 2017	Q2 2017	July 10, 2017	$3,608	$0.20
September 8, 2017	September 26, 2017	Q3 2017	October 9, 2017	$4,416	$0.20
December 15, 2017	December 26, 2017	Q4 2017	January 10, 2018	$4,552	$0.20

(1) Includes dividends on granted LTIP units and OP Units issued to third parties.

During the year ended December 31, 2017, we paid total dividends on our common stock, LTIP units and OP Units in the amount of $15.2 million, consisting of the dividends declared for the fourth quarter of 2016 through the third quarter of 2017. Additionally, during the year ended December 31, 2016, we paid total dividends in the amount of $3.9 million.

The amount of the dividends paid to our stockholders is determined by our Board and is dependent on a number of factors, including funds available for payment of dividends, our financial condition and capital expenditure requirements except that, in accordance with our organizational documents and Maryland law, we may not make dividend distributions that would: (i) cause us to be unable to pay our debts as they become due in the usual course of business; (ii) cause our total assets to be less than the sum of our total liabilities plus senior liquidation preferences; or (iii) jeopardize our ability to maintain our qualification as a REIT. See “Risk Factors—Subject to certain requirements under Maryland law and REIT requirements, our board of directors has sole discretion to determine if we will pay distributions and the amount and frequency of such distributions, and past distribution amounts may not be indicative of future distribution amounts.”

Preferred Stock Dividends

The holders of the Company’s Series A Preferred Stock will be entitled to receive dividend payments only when, as and if declared by the Board (or a duly authorized committee of the Board). Any such dividends will accrue or be payable in cash from the original issue date, on a cumulative basis, quarterly in arrears on each dividend payment date. Additionally, the terms specify that dividends will be payable at a fixed rate per annum equal to 7.50% of the liquidation preference of $25 per share (equivalent to $1.875 per share on an annual basis). Dividends on the Series A Preferred Stock will be cumulative and will accrue whether or not funds are legally available for the payment of those dividends, whether or not the Company has earnings and whether or not those dividends are authorized.

The quarterly dividend payment dates on the Series A Preferred Stock are January 31, April 30, July 31 and October 31 of each year, commencing on October 31, 2017. During the year ended December 31, 2017 we paid dividends of $0.7 million on our preferred stock.

Non-GAAP Financial Measures

Funds from operations (“FFO”), Adjusted funds from operations (“AFFO”), and Normalized AFFO are non-GAAP financial measures within the meaning of the rules of the SEC. The Company considers FFO, AFFO, and Normalized AFFO to be important supplemental measures of its operating performance and believes FFO is frequently used by securities analysts, investors, and other interested parties in the evaluation of REITs, many of which present FFO when reporting their results. In accordance with the National Association of Real Estate Investment Trusts’ (“NAREIT”) definition, FFO means net income or loss computed in accordance with GAAP before non-controlling interests of holders of operating partnership units and LTIP units, excluding gains (or losses) from sales of property and extraordinary items, plus real estate related depreciation and amortization (excluding amortization of deferred financing costs), and after adjustments for unconsolidated partnerships and joint ventures. The Company did not incur any gains or losses from the sales of property or record any adjustments for unconsolidated partnerships and joint ventures during the years ended December 31, 2017 and 2016. Because FFO excludes real estate related depreciation and amortization (other than amortization of deferred financing costs), the Company believes that FFO provides a performance measure that, when compared period-over-period, reflects the impact to operations from trends in occupancy rates, rental rates, operating costs, development activities and interest costs, providing perspective not immediately apparent from the closest GAAP measurement, net income or loss.

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

Management calculates Normalized AFFO, which is also a non-GAAP financial measure, by modifying AFFO by adjusting for non-recurring income and expenses. For the Company this item includes the costs of establishing a system of Sarbanes-Oxley compliant internal controls and procedures. During the second and third quarters of 2017, Normalized AFFO included the portion of our General Counsel and Secretary’s salary for 2017 that is reimbursable by the Company to the Advisor. During the fourth quarter of 2017, the Company learned that the Advisor may request that such reimbursement arrangement be extended; therefore, until the terms of such potential extension are finalized, the Company is removing such expense from Normalized AFFO.

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

A reconciliation of FFO, AFFO, and Normalized AFFO for the years ended December 31, 2017, 2016, and 2015 is as follows:

	Year Ended December 31,
	2017	2016	2015
	(unaudited, in thousands except per share)

Net loss	$(87)	$(6,353)	$(1,609)
Less: Preferred stock dividends	(1,714)	-	-
Depreciation and amortization expense	10,001	2,377	660
Amortization of above market leases	129	(1)	-
FFO	$8,329	$(3,977)	$(949)
Acquisition costs	2,523	2,322	627
Straight line deferred rental revenue	(3,137)	(681)	(23)
Stock-based compensation expense	1,796	1,685	-
Amortization of deferred financing costs	1,224	350	127
Non-cash advisory fee	232	-	-
AFFO	$10,967	$(301)	$(218)
Professional fees and services related to Sarbanes-Oxley implementation	430	73	-
Normalized AFFO	$11,397	$(228)	$(218)

Net loss attributable to common stockholders per share – basic and diluted	$(0.09)	$(0.68)	$(6.44)
FFO per Share	$0.41	$(0.43)	$(3.80)
AFFO per Share	$0.54	$(0.03)	$(0.87)
Normalized AFFO per Share	$0.56	$(0.02)	$(0.87)

Weighted Average Shares and Units Outstanding – basic and diluted	20,242	9,302	250

Reconciliation of Weighted Average Shares and Units Outstanding:

Weighted Average Common Shares	19,617	9,302	250
Weighted Average OP Units	204	-	-
Weighted Average LTIP Units	421	-	-
Weighted Average Shares and Units Outstanding – basic and diluted	20,242	9,302	250

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

Contractual Obligations

We are a party to a management agreement with our Advisor. Pursuant to that agreement, our Advisor is entitled to receive a base management fee and an incentive fee and, in certain circumstances, a termination fee. Such fees and expenses do not have fixed and determinable payments. For a description of the management agreement provisions, see “Business—Our Advisor and our Management Agreement.”

The following table summarizes our material contractual payment obligations and commitments as of December 31, 2017:

		Payments Due By Period
	Total	Less than 1 Year	2019-2020	2021-2022	Thereafter
Principal – fixed rate debt, gross	$39,475	$22	$7,356	$764	$31,333
Principal – variable rate debt	164,900	-	164,900	-	-
Interest – fixed rate debt	14,630	1,977	3,899	3,364	5,390
Interest – variable rate debt	11,019	5,746	5,273	-	-
Ground and other operating leases	2,202	78	164	164	1,796
Total	$232,226	$7,823	$181,592	$4,292	$38,519

As of December 31, 2017, the Company had tenant improvement allowances of approximately $10 million. These tenant improvement allowances are subject to contingencies that make it difficult to predict when such allowances will be utilized, if at all.

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

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. In pursuing our business and investment objectives, we expect that the primary market risk to which we will be exposed is interest rate risk.

We may be exposed to the effects of interest rate changes primarily as a result of debt used to acquire healthcare facilities, including borrowings under the restated credit facility. The analysis below presents the sensitivity of the market value of our financial instruments to selected changes in market interest rates. The range of changes chosen reflects our view of changes which are reasonably possible over a one-year period.

As of December 31, 2017, we had $164.9 million outstanding under the Revolving Credit Facility, which bears interest at a variable rate, and $38.5 million outstanding, net of unamortized debt discount of $1 million on our third party debt. See the “Liquidity and Capital Resources” section of our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section for a detailed discussion of our Revolving Credit Facility. At December 31, 2017, LIBOR on our outstanding borrowings was 1.44%. Assuming no increase in the amount of our variable interest rate debt, if LIBOR increased 100 basis points, our cash flow would decrease by approximately $1.7 million annually. Assuming no increase in the amount of our variable rate debt, if LIBOR were reduced 100 basis points, our cash flow would increase by approximately $1.7 million annually. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve our objectives, we may borrow at fixed rates or variable rates. We also may enter into derivative financial instruments such as interest rate swaps and caps in order to mitigate our interest rate risk on a related financial instrument. We will not enter into derivative transactions for speculative purposes.

In addition to changes in interest rates, the value of our future investments is subject to fluctuations based on changes in local and regional economic conditions and changes in the creditworthiness of tenants/operators and borrowers, which may affect our ability to refinance our debt if necessary.

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Global Medical REIT Inc.

Opinions on the Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Global Medical REIT Inc. and its subsidiaries (collectively, the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express opinions on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that responds to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ MaloneBailey, LLP
www.malonebailey.com
Houston, Texas
March 12, 2018

We have served as the Company's auditor since 2011.

GLOBAL MEDICAL REIT INC.

Consolidated Balance Sheets

(in thousands, except par values)

	As of December 31,
	2017	2016
Assets
Investment in real estate:
Land	$42,701	$17,786
Building	384,338	179,253
Site improvements	4,808	1,465
Tenant improvements	8,010	1,186
Acquired lease intangible assets	31,650	7,187
	471,507	206,877
Less: accumulated depreciation and amortization	(13,594)	(3,367)
Investment in real estate, net	457,913	203,510
Cash and cash equivalents	5,109	19,671
Restricted cash	2,005	941
Tenant receivables	704	212
Escrow deposits	1,638	1,212
Deferred assets	3,993	705
Deferred financing costs, net	2,750	927
Other assets	459	141
Total assets	$474,571	$227,319

Liabilities and Stockholders’ Equity
Liabilities:
Revolving credit facility	$164,900	$27,700
Notes payable, net of unamortized discount of $930 and $1,062 at December 31, 2017 and 2016, respectively	38,545	38,413
Notes payable to related parties	-	421
Accounts payable and accrued expenses	2,020	574
Dividends payable	5,638	3,604
Security deposits and other	2,128	720
Due to related parties, net	1,036	581
Acquired lease intangible liability, net	1,291	278
Total liabilities	215,558	72,291
Stockholders' equity:
Preferred stock, $0.001 par value, 10,000 shares authorized; 3,105 and no shares issued and outstanding at December 31, 2017 and 2016, respectively (liquidation preference of $77,625 and $0, respectively)	74,959	-
Common stock, $0.001 par value, 500,000 shares authorized; 21,631 shares and 17,606 shares issued and outstanding at December 31, 2017 and 2016, respectively	22	18
Additional paid-in capital	205,788	171,997
Accumulated deficit	(34,434)	(16,987)
Total Global Medical REIT Inc. stockholders' equity	246,335	155,028
Noncontrolling interest	12,678	-
Total equity	259,013	155,028
Total liabilities and stockholders' equity	$474,571	$227,319

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL MEDICAL REIT INC.

Consolidated Statements of Operations

(in thousands, except per share amounts)

	Year Ended December 31,
	2017	2016	2015

Revenue
Rental revenue	$28,511	$8,080	$2,049
Expense recoveries	1,712	-	-
Other income	121	131	13
Total revenue	30,344	8,211	2,062

Expenses
Acquisition fees	2,523	1,568	-
Acquisition fees – related party	-	754	627
General and administrative	5,489	4,219	425
Operating expenses	1,860	73	80
Management fees – related party	3,123	1,434	360
Depreciation expense	7,929	2,335	660
Amortization expense	2,072	42	-
Interest expense	7,435	4,139	1,519
Total expenses	30,431	14,564	3,671

Net loss	$(87)	$(6,353)	$(1,609)
Less: Preferred stock dividends	(1,714)	-	-
Less: Net loss attributable to noncontrolling interest	49	-	-
Net loss attributable to common stockholders	$(1,752)	$(6,353)	$(1,609)

Net loss attributable to common stockholders per share – basic and diluted	$(0.09)	$(0.68)	$(6.44)

Weighted average shares outstanding – basic and diluted	19,617	9,302	250

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL MEDICAL REIT INC.

Consolidated Statements of Stockholders’ Equity

(in thousands)

	Common Stock		Preferred Stock
	Shares	$ Amount	Shares	$ Amount	Additional Paid-in Capital	Accumulated Deficit	GMR Equity	Non- controlling Interest	Total Equity
Balances, December 31, 2014	250	$-	-	$-	$3,012	$(1,286)	$1,726	$-	$1,726

Net loss	-	-	-	-	-	(1,609)	(1,609)	-	(1,609)

Dividends to stockholders	-	-	-	-	-	(256)	(256)	-	(256)
Balances, December 31, 2015	250	-	-	-	3,012	(3,151)	(139)	-	(139)

Net loss	-	-	-	-	-	(6,353)	(6,353)	-	(6,353)

Issuance of initial public offering shares of common stock	15,000	15	-	-	138,954	-	138,969	-	138,969

Reclassification of deferred initial public offering costs	-	-	-	-	(1,681)	-	(1,681)	-	(1,681)

Conversion of convertible debenture due to related party to shares of common stock	2,356	3	-	-	30,027	-	30,030	-	30,030

Stock-based compensation expense	-	-	-	-	1,685	-	1,685	-	1,685

Dividends to stockholders	-	-	-	-	-	(7,483)	(7,483)	-	(7,483)
Balances, December 31, 2016	17,606	18	-	-	171,997	(16,987)	155,028	-	155,028

Net loss	-	-	-	-	-	(38)	(38)	(49)	(87)

Issuance of shares of common stock	4,025	4	-	-	34,234	-	34,238	-	34,238

Reclassification of deferred common stock offering costs	-	-	-	-	(443)	-	(443)	-	(443)

Stock-based compensation expense	-	-	-	-	-	-	-	1,796	1,796

Issuance of shares of preferred stock	-	-	3,105	75,180	-	-	75,180	-	75,180

Reclassification of deferred preferred stock offering costs	-	-	-	(221)	-	-	(221)	-	(221)

Dividends to common stockholders	-	-	-	-	-	(15,695)	(15,695)	-	(15,695)

Dividends to preferred stockholders	-	-	-	-	-	(1,714)	(1,714)	-	(1,714)

Dividends to noncontrolling interest	-	-	-	-	-	-	-	(601)	(601)

OP Units issued to third parties	-	-	-	-	-	-	-	11,532	11,532
Balances, December 31, 2017	21,631	$22	3,105	$74,959	$205,788	$(34,434)	$246,335	$12,678	$259,013

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL MEDICAL REIT INC.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2017	2016	2015
Operating activities
Net loss	$(87)	$(6,353)	$(1,609)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation expense	7,929	2,335	660
Amortization of acquired lease intangible assets	2,072	42	-
Amortization of above (below) market leases, net	129	(1)	-
Amortization of deferred financing costs	1,224	350	127
Stock-based compensation expense	1,796	1,685	-
Capitalized deal costs charged to expense	19	-	-
Advisory expense settled in OP Units	232	-	-
Changes in operating assets and liabilities:
Restricted cash	(993)	(558)	-
Tenant receivables	(492)	(212)	3
Deferred assets	(3,288)	(681)	(94)
Other assets	(144)	-	-
Accounts payable and accrued expenses	1,355	(40)	344
Security deposits and other	1,408	719	-
Accrued management fees due to related party	443	(9)	360
Net cash provided by (used in) operating activities	11,603	(2,723)	(209)

Investing activities
Purchase of land, buildings, and other tangible and intangible assets and liabilities	(252,220)	(150,459)	(31,764)
Escrow deposits for purchase of properties	(352)	104	(439)
Loans repayments from (made to) related party	21	138	(136)
Pre-acquisition costs for purchase of properties	(102)	(141)	-
Net cash used in investing activities	(252,653)	(150,358)	(32,339)

Financing activities
Net proceeds received from preferred stock offering	74,959	-	-
Net proceeds received from common equity offerings	33,795	137,288	-
Change in restricted cash	(71)	64	(251)
Escrow deposits required by third party lenders	(74)	(862)	-
Loans (repaid to) from related party	(9)	(395)	292
(Repayment of) proceeds from convertible debenture, due to related party	-	(10,000)	34,584
Proceeds from notes payable from acquisitions	-	41,321	7,378
Repayment of notes payable from acquisitions	-	(25,634)	(349)
Proceeds from note payable from related party	-	1,950	383
Repayment of note payable from related party	(421)	(1,950)	-
Proceeds from revolving credit facility, net	137,200	27,700	-
Payments of deferred financing costs	(2,915)	(2,036)	(138)
Dividends paid to common stockholders, and OP Unit and LTIP Unit holders	(15,231)	(3,878)	(256)
Dividends paid to preferred stockholders	(745)	-	-
Net cash provided by financing activities	226,488	163,568	41,643
Net (decrease) increase in cash and cash equivalents	(14,562)	10,487	9,095
Cash and cash equivalents—beginning of period	19,671	9,184	89
Cash and cash equivalents—end of period	$5,109	$19,671	$9,184
Supplemental cash flow information:
Cash payments for interest	$5,746	$4,099	$1,165
Noncash financing and investing activities:
Accrued dividends payable	$5,638	$3,604	$-
Conversion of convertible debenture due to majority stockholder to common stock	$-	$30,030	$-
Reclassification of common stock offering costs to additional paid-in capital	$443	$1,681	$-
Reclassification of preferred stock offering costs to preferred stock balance	$221	$-	$-
OP Units issued for noncash transaction	$11,300	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL MEDICAL REIT INC.

Notes to Consolidated Financial Statements

(In thousands, except per share amounts)

Note 1 – Organization

Background

Global Medical REIT Inc. (the “Company”) is a Maryland corporation engaged primarily in the acquisition of licensed, state-of-the-art, purpose-built healthcare facilities and the leasing of these facilities to strong clinical operators with leading market share. The Company is externally managed and advised by Inter-American Management, LLC (the “Advisor”), a Delaware limited liability company and affiliate of the Company. ZH International Holdings Limited (formerly known as Heng Fai Enterprises, Ltd.) a Hong Kong limited liability company that is engaged in real estate development, investments, hospitality management and investments, and REIT management, is an 85% owner of the Advisor and the Company’s Chief Executive Officer owns the remaining 15% interest.

The Company holds its facilities and conducts its operations through a Delaware limited partnership subsidiary named Global Medical REIT L.P. (the “Operating Partnership”). The Company serves as the sole general partner of the Operating Partnership through a wholly-owned subsidiary of the Company named Global Medical REIT GP LLC (the “GP”), a Delaware limited liability company. As of December 31, 2017, the Company was the 93.63% limited partner of the Operating Partnership, with an aggregate of 6.37% owned by holders of long-term incentive plan (“LTIP”) units and third-party holders of Operating Partnership Units (“OP Units”). The Operating Partnership holds the Company’s healthcare facilities through separate wholly-owned Delaware limited liability company subsidiaries that were formed for each healthcare facility acquisition. The Company’s common stock is listed on the New York Stock Exchange under the ticker symbol “GMRE.”

The Company elected to be taxed as a REIT for U.S. federal income tax purposes commencing with its taxable year ended December 31, 2016.

Note 2 – Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company, including the Operating Partnership and its wholly-owned subsidiaries. The Company presents the portion of any equity it does not own but controls (and thus consolidates) as noncontrolling interest. Noncontrolling interest in the Company includes the LTIP units that have been granted to directors, employees and affiliates of the Company and the OP Units held by third parties. Refer to Note 5 – “Stockholders’ Equity” and Note 7 – “Stock-Based Compensation” and for additional information regarding the OP Units and LTIP units.

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

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires the Company to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and footnotes. Actual results could differ from those estimates.

Revenue Recognition

The Company’s operations currently consist mainly of rental revenue earned from tenants under leasing arrangements which provide for minimum rent and escalations. The leases have been accounted for as operating leases. For operating leases with contingent rental escalators, revenue is recorded based on the contractual cash rental payments due during the period. Revenue from leases with fixed annual rental escalators are recognized on a straight-line basis over the initial lease term, subject to a collectability assessment, with the difference between the contractual rental receipts and the straight-line amounts recorded as a “deferred rent receivable.” Additionally, the Company recognizes “expense recoveries” revenue, which represents revenue recognized related to tenant reimbursement of real estate taxes, insurance, and certain other operating expenses. The Company recognizes these reimbursements and related expenses on a gross basis in its Consolidated Statements of Operations, i.e., the Company recognizes an equivalent increase in revenue (“expense recoveries”) and expense (“operating expenses”).

The Company consistently assesses the need for an allowance for doubtful accounts, including an allowance for operating lease straight-line rent receivables, for estimated losses resulting from tenant defaults, or the inability of tenants to make contractual rent and tenant recovery payments. The Company also monitors the liquidity and creditworthiness of its tenants and operators on a continuous basis. This evaluation considers industry and economic conditions, property performance, credit enhancements and other factors. For operating lease straight-line rent amounts, the Company's assessment is based on amounts estimated to be recoverable over the term of the lease. As of December 31, 2017 and 2016 no allowance was recorded as one was not deemed necessary.

Purchase of Real Estate

Transactions in which real estate assets are purchased that are “owner occupied” or otherwise not subject to an existing lease are treated as asset acquisitions and recorded at their purchase price, including capitalized acquisition costs, which is allocated to land and building based upon their relative fair values at the date of acquisition. Transactions in which real estate assets are acquired with an existing lease or as part of a portfolio level transaction with significant leasing activity are treated as a business combination under Accounting Standards Codification (“ASC”) Topic 805, Business Combinations, and the assets acquired and liabilities assumed, including identified intangible assets and liabilities, are recorded at their fair value. Fair value is determined based upon the guidance of ASC Topic 820, Fair Value Measurements and Disclosures and generally are determined using Level 2 inputs, such as rent comparables, sales comparables, and broker indications. Although Level 3 Inputs are utilized, they are minor in comparison to the Level 2 data used for the primary assumptions. The determination of fair value involves the use of significant judgment and estimates. The Company makes estimates to determine the fair value of the tangible and intangible assets acquired and liabilities assumed using information obtained from multiple sources, including pre-acquisition due diligence, and the Company routinely utilize the assistance of a third-party appraiser. Initial valuations are subject to change until the information is finalized, no later than 12 months from the acquisition date. The Company expenses transaction costs associated with acquisitions accounted for as business combinations in the period incurred.

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

Impairment of Long Lived Assets

The Company evaluates its real estate assets for impairment periodically or whenever events or circumstances indicate that its carrying amount may not be recoverable. If an impairment indicator exists, the Company compares the expected future undiscounted cash flows against the carrying amount of the asset. If the sum of the estimated undiscounted cash flows is less than the carrying amount of the asset, the Company would record an impairment loss for the difference between the estimated fair value and the carrying amount of the asset.

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

Restricted Cash

The restricted cash balance as of December 31, 2017 and 2016 was $2,005 and $941, respectively. The restricted cash balance as of December 31, 2017 consisted of $454 of cash required by a third-party lender to be held by the Company as a reserve for debt service and $1,620 in security deposits received from facility tenants at the inception of their leases, net of $69 in funds the Company paid for specific tenant expenses, such as real estate taxes and insurance, on the tenant’s behalf. The restricted cash balance as of December 31, 2016 consisted of $383 of cash required by a third-party lender to be held by the Company as a reserve for debt service, a security deposit of $320, and $238 in funds held by the Company from certain of its tenants that the Company collected to pay specific tenant expenses, such as real estate taxes and insurance.

Tenant Receivables

The tenant receivable balance as of December 31, 2017 and 2016 was $704 and $212, respectively. The balance as of December 31, 2017 consisted of $125 in funds owed from the Company’s tenants for rent that the Company had earned but had not yet received, and $579 in funds owed by certain of the Company’s tenants for amounts the Company collects to pay specific tenant expenses, such as real estate taxes and insurance, on the tenants’ behalf. The balance as of December 31, 2016 consisted primarily of $51 in funds owed from the Company’s tenants for rent that the Company had earned but had not yet received, and $161 in funds owed by certain of the Company’s tenants for amounts the Company collects to pay specific tenant expenses, such as real estate taxes and insurance, on the tenants’ behalf.

Escrow Deposits

Escrow deposits include funds held in escrow to be used for the acquisition of properties in the future and for the payment of taxes, insurance, and other amounts as stipulated by the Company’s Cantor Loan, as hereinafter defined. The escrow balance as of December 31, 2017 and 2016 was $1,638 and $1,212, respectively.

Deferred Assets

The deferred assets balance as of December 31, 2017 and 2016 was $3,993 and $705, respectively. The balance as of December 31, 2017 consisted of $3,842 in deferred rent receivables resulting from the recognition of revenue from leases with fixed annual rental escalations on a straight-line basis and the balance of $151 represented other deferred costs. The December 31, 2016 balance of $705 consisted of deferred rent receivables.

Other Assets

Other assets primarily consists of capitalized costs related to the Company’s property acquisitions. Costs that are incurred prior to the completion of the acquisition of a property are capitalized if all of the following conditions are met: (a) the costs are directly identifiable with the specific property, (b) the costs would be capitalized if the property were already acquired, and (c) acquisition of the property is probable. These costs are included with the value of the acquired property upon completion of the acquisition. The costs are charged to expense when it is probable that the acquisition will not be completed. The other assets balance was $459 as of December 31, 2017, which consisted of $316 in capitalized costs related to property acquisitions and $143 in a prepaid asset. The balance as of December 31, 2016 was $141, and consisted solely of capitalized costs related to property acquisitions.

Security Deposits and Other

The security deposits and other liability balance as of December 31, 2017 and 2016 was $2,128 and $720, respectively. The balance as of December 31, 2017 consisted of security deposits of $1,620 and a tenant impound liability of $508 related to amounts owed for specific tenant expenses, such as real estate taxes and insurance. The balance as of December 31, 2016 consisted of security deposits of $320 and a tenant impound liability of $400 related to amounts owed for specific tenant expenses, such as real estate taxes and insurance.

Net Loss Attributable to Common Stockholders Per Share

The Company uses the treasury stock method to compute diluted net income or loss attributable to common stockholders per share. Basic net income or loss per share of common stock is computed by dividing net income or loss attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted net income or loss per share of common stock is computed by dividing net income or loss attributable to common stockholders by the sum of the weighted average number of shares of common stock outstanding plus any potential dilutive shares for the period.  As of December 31, 2017, 267 LTIP units had vested, none of which were converted into OP units, and there were 1,246 outstanding OP Units held by third parties. As of December 31, 2016, 137 LTIP units had vested, none of which were converted into OP Units, and there were no outstanding OP Units held by third parties. The effect of the conversion of the vested LTIP units into OP Units, and the conversion of OP Units into common stock is not reflected in the computation of basic and diluted earnings per share, as all units are exchangeable for common stock on a one-for-one basis and are anti-dilutive to the Company’s net loss for the years ended December 31, 2017 and 2016. The Company had no LTIP units or OP Units during the year ended December 31, 2015. The Company considered the requirements of the two-class method when computing earnings per share and determined that there would be no difference in its reported results if the two-class method was utilized.

Debt Issuance Costs

Debt issuance costs include amounts paid to lenders and other third parties to obtain financing and are amortized to interest expense on a straight-line basis over the term of the related loan. Debt issuance costs related to a fixed term debt liability are presented as a debt discount in the Consolidated Balance Sheets and presented as a direct reduction from the carrying amount of that debt. Debt issuance costs incurred related to securing and modifying the Company’s revolving credit facility are recorded as an asset, net of accumulated amortization, entitled “deferred financing costs, net” in the Consolidated Balance Sheets. Refer to Note 4 – “Notes Payable and Revolving Credit Facility” for additional details.

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

Stock-Based Compensation

As disclosed in Note 7 – “Stock Based Compensation,” the Company grants LTIP unit awards, including awards that vest over time and awards that vest based on specified performance criteria, to employees of its Advisor and its affiliates, and to the Company’s independent directors. The Company expenses the fair value of all LTIP units in accordance with the fair value recognition requirements of ASC Topic 718, Compensation-Stock Compensation, and ASC Topic 505, Equity.

Depreciation Expense

Depreciation expense is computed using the straight-line method over the estimated remaining useful lives of the buildings and improvements, which are generally between 4 and 40 years.

Income Taxes

The Company elected to be taxed as a REIT for U.S. federal income tax purposes commencing with its taxable year ended December 31, 2016. REITs are generally not subject to federal income taxes if the Company can meet many specific requirements. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal and state income tax (including for 2017 and prior taxable years only, any applicable alternative minimum tax) on its taxable income at regular corporate tax rates, and the Company may be ineligible to qualify as a REIT for subsequent tax years. Although the Company qualifies as a REIT, it may be subject to certain state or local income taxes, and if the Company creates a Taxable REIT Subsidiary (“TRS”), the TRS will be subject to federal, state and local taxes on its income at regular corporate rates. The Company recognizes the tax effects of uncertain tax positions only if the position is more likely than not to be sustained upon audit, based on the technical merits of the position. The Company has not identified any material uncertain tax positions and recognizes interest and penalties in income tax expense, if applicable. The Company is currently not under examination by any income tax jurisdiction.

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

The Company considers the carrying values of cash and cash equivalents, escrow deposits, accounts and other receivables, and accounts payable and accrued expenses to approximate the fair value for these financial instruments because of the short period of time since origination or the short period of time between origination of the instruments and their expected realization. Due to the short-term nature of these instruments, Level 1 and Level 2 inputs are utilized to estimate the fair value of these financial instruments. The fair values determined related to the Company’s transactions that are accounted for as business combinations primarily utilize Level 2 inputs since there is heavy reliance on market observable data such as rent comparables, sales comparables, and broker indications. Although some Level 3 inputs are utilized they are minor in comparison to the Level 2 date used for the primary assumptions as it relates to business combination valuations.

Segment Reporting

ASC Topic 280, Segment Reporting, establishes standards for reporting financial and descriptive information about a public entity's reportable segments. The Company has determined that it has one reportable segment, with activities related to investing in medical properties. The Company evaluates the operating performance of its investments on an individual asset level basis.

Recent Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business.” ASU 2017-01 provides revised guidance to determine when an acquisition meets the definition of a business or should be accounted for as an asset acquisition. ASU 2017-01 requires that, when substantially all of the fair value of an acquisition is concentrated in a single identifiable asset or a group of similar identifiable assets, the asset or group of similar identifiable assets does not meet the definition of a business and therefore is required to be accounted for as an asset acquisition. Transaction costs will continue to be capitalized for asset acquisitions and expensed as incurred for business combinations. ASU 2017-01 likely will result in substantially all of the Company’s prospective acquisitions being accounted for as asset acquisitions due to the fact that substantially all of the fair value of the gross assets the Company acquires are concentrated in a single asset or group of similar identifiable assets. ASU 2017-01 is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2017. The Company will adopt ASU 2017-01 effective January 1, 2018.

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230) Restricted Cash” (“ASU 2016-18”), which requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash. Therefore, amounts generally described as restricted cash will be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 is effective for annual and interim periods beginning after December 15, 2017 and early adoption is permitted using a retrospective transition method to each period presented. The Company does not expect the adoption of ASU 2016-18 to have a material impact on its consolidated statements of cash flows.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments.” ASU 2016-15 will make eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2017. The Company does not expect the adoption of this standard to have a significant impact on its consolidated statements of cash flows and related disclosures.

In February 2016, the FASB issued ASU 2016-02, “Leases.” ASU 2016-02 amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. The standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. As a result of adopting ASU 2016-02, the Company will recognize all of its operating leases for which it is the lessee, currently consisting of only ground leases, on its consolidated balance sheets. ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018. Early adoption is permitted. The Company is evaluating the impact of the adoption of ASU 2016-02 on its consolidated financial statements and related disclosures as well as the timing of adopting the standard.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers.” ASU 2014-09 creates a new Topic, ASC Topic 606, which is principle-based and provides a five-step model to determine when and how revenue is recognized. The core principle in ASU 2014-09 is that a company should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. ASU 2014-09 is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2017, and allows for either full retrospective or modified retrospective adoption. Under the full retrospective method, the standard would be applied retrospectively to all reporting periods represented on the financial statements. The modified retrospective approach applies the standard in the year of initial application and presents the cumulative effect of prior periods with an adjustment to beginning retained earnings, with no restatement of comparative periods. The Company intends to implement the standard using the modified retrospective approach. As leasing arrangements, which are excluded from ASU 2014-09, represent the primary source of revenue for the Company, the impact of adopting this standard will be limited to the Company’s recognition and presentation of non-lease revenues. Accordingly, the Company does not expect the adoption of this standard to have a significant impact on its consolidated financial statements and related disclosures.

Reclassifications

The Company reclassified the line item “Acquired Lease Intangible Assets, Net” on its Consolidated Balance Sheets as of December 31, 2016, to present the gross intangible assets acquired as part of its business combination transactions as a separate line item within the category “Investment in Real Estate” and also reclassified the related accumulated amortization balance on the intangible assets acquired to the line item “Accumulated Depreciation and Amortization.” This reclassification was made to conform to the Company’s presentation of those balances as of December 31, 2017.

The Company’s Consolidated Statements of Operations for the years ended December 31, 2017, 2016, and 2015 include the expense line item “Operating Expenses” which primarily includes both reimbursable property operating expenses that the Company pays on behalf of certain of its tenants, including real estate taxes and insurance, non-reimbursable property operating expenses, and other operating expenses. Reimbursements of tenant operating expenses are recorded on a gross basis, i.e., the Company recognizes an equivalent increase in revenue (expense recoveries) and expense (operating expenses). Prior to the year ended December 31, 2017, the Company recorded property operating expenses in the “General and Administrative” expense line item. Accordingly for prior years these expenses have been reclassified from the “General and Administrative” expense line item into the “Operating Expenses” line item within the Company’s Consolidated Statements of Operations.

Note 3 – Property Portfolio

Summary of Properties Acquired During the Year Ended December 31, 2017

During the year ended December 31, 2017, the Company completed 23 acquisitions. A rollforward of the gross investment in land, building and improvements as of December 31, 2017, resulting from these acquisitions is as follows:

	Land	Building	Site & Tenant Improvements	Acquired Lease Intangibles	Gross Investment in Real Estate
Balances as of January 1, 2017	$17,786	$179,253	$2,651	$7,187	$206,877
Facility Acquired – Date Acquired:
Cape Coral – 1/10/17	352	7,017	-	-	7,369
Lewisburg – 1/12/17	471	5,819	505	505	7,300
Las Cruces – 2/1/17	396	4,618	-	-	5,014
Prescott – 2/9/17	791	3,821	-	-	4,612
Clermont – 3/1/17	-	4,361	206	868	5,435
Sandusky – 3/10/17	409	3,998	-	-	4,407
Great Bend – 3/31/17	837	23,801	-	-	24,638
Oklahoma City – 3/31/17	2,087	37,714	1,876	7,823	49,500
Sandusky – 4/21/17	98	978	-	-	1,076
Brockport – 6/27/17	413	6,885	492	1,295	9,085
Flower Mound – 6/27/17	581	2,922	382	407	4,292
Sherman facility – 6/30/17	1,601	25,011	-	-	26,612
Sandusky facility – 8/15/17	56	1,215	-	-	1,271
Lubbock facility – 8/18/17	1,303	5,042	947	908	8,200
Germantown – 8/30/17	2,700	8,078	657	4,505	15,940
Austin – 9/25/17	6,958	28,508	1,373	3,811	40,650
Fort Worth – 11/10/17	1,487	3,334	643	786	6,250
Albertville – 11/10/17	866	3,486	1,246	1,202	6,800
Moline – 11/10/17	722	8,175	1,194	1,916	12,007
Lee’s Summit – 12/18/17	428	2,426	646	437	3,937
Amarillo – 12/20/17	1,437	7,254	-	-	8,691
Wyomissing – 12/21/17	487	5,250	-	-	5,737
Saint George – 12/22/17	435	5,372	-	-	5,807
Total Additions[1]:	24,915	205,085	10,167	24,463	264,630
Balances as of December 31, 2017	$42,701	$384,338	$12,818	$31,650	$471,507

[1]	The Lubbock and Moline facility acquisitions included an aggregate of approximately $11,300 of OP Units issued as part of the total consideration. Additionally, an aggregate of $1,110 of intangible liabilities were acquired from the acquisitions that occurred during the year ended December 31, 2017, resulting in total gross investments funded using cash of $252,220

Depreciation expense was $7,929, $2,335, and $660 for the years ended December 31, 2017, 2016, and 2015, respectively.

As of December 31, 2017, the Company had tenant improvement allowances of approximately $10 million, subject to contingencies that make it difficult to predict when such allowances will be utilized, if at all.

The following acquisitions completed during the year ended December 31, 2017 were accounted for as business combinations under ASC Topic 805. The purchase price allocation for each acquisition is preliminary and subject to revision within the measurement period, not to exceed one year from the date of the acquisition:

Lewisburg Facility - On January 12, 2017, the Company purchased a medical office building located in Lewisburg, Pennsylvania, for a purchase price of $7.3 million. Upon the closing of the transaction, the Company assumed two leases. Both leases expire in 2023 and have two five-year tenant renewal options. The following table presents the preliminary purchase price allocation:

Land and site improvements	$681
Building and tenant improvements	6,114
In place leases	373
Leasing costs	132
Total purchase price	$7,300

Clermont Facility - On March 1, 2017, the Company purchased the seller’s interest, as ground lessee, in certain real property and a medical building located in Clermont, Florida., for a purchase price of $5.23 million. The ground lease has a remaining term of approximately 71 years. Upon closing of this acquisition, the Company assumed four subleases: two subleases with South Lake Hospital, Inc. each expiring in 2024, each with two, five-year tenant renewal options, one sublease with Orlando Health, Inc. expiring in 2021 with two, five-year renewal options, and one sublease with Vascular Specialists of Central Florida expiring in 2024 with two, five-year renewal options. The following table presents the preliminary purchase price allocation:

Site improvements	$145
Building and tenant improvements	4,422
In place leases	255
Above market lease intangibles	488
Leasing costs	125
Below market lease intangibles	(210)
Total purchase price	$5,225

Oklahoma City Facilities - On March 31, 2017, the Company purchased a surgical hospital, a physical therapy center (together with the hospital, “OCOM South”), and an outpatient ambulatory surgery center (“OCOM North”) located in Oklahoma City, Oklahoma for an aggregate purchase price of $49.5 million. The purchase price consisted of $44.4 million for OCOM South and $5.1 million for OCOM North.

Upon closing of the acquisition of OCOM South, the Company entered into a new lease (the “Master Lease”) with the seller that expires in 2022 and assumed, as a sublease to the Master Lease, the existing absolute triple-net lease (the “OCOM South Lease”) with Oklahoma Center for Orthopedic & Multi-Specialty Surgery, LLC (“OCOM”) with a remaining term expiring in 2034, subject to three consecutive five-year tenant renewal options. Upon the expiration of the Master Lease, the OCOM South Lease will become a direct lease with the Company. A portion of the rent under the OCOM South sublease is guaranteed by United Surgical Partners International, Inc. and INTEGRIS Health, Inc.

Upon closing of the acquisition of OCOM North, the Company assumed the existing lease. The lease has a remaining term expiring in 2022, with two consecutive five-year tenant renewal options. The following table presents the preliminary purchase price allocation:

Land and site improvements	$2,953
Building and tenant improvements	38,724
Above market lease intangibles	759
In place leases	4,392
Leasing costs	2,672
Total purchase price	$49,500

Brockport Facility - On June 27, 2017, the Company purchased a medical office building located in Brockport, New York for a purchase price of $8.67 million. Upon the closing of this acquisition, the Company assumed the existing lease with The Unity Hospital of Rochester. The lease has a remaining term expiring 2030, with three consecutive five-year tenant renewal options. The following table presents the preliminary purchase price allocation:

Land and site improvements	$693
Building and tenant improvements	7,097
In place leases	841
Leasing costs	454
Below market lease intangible	(415)
Total purchase price	$8,670

Flower Mound Facility - On June 27, 2017, the Company purchased a medical office building located in Flower Mound, Texas for a purchase price of $4.1 million. Upon the closing of this acquisition, the Company assumed the existing lease with Lone Star Endoscopy Center, LLC. The lease has a remaining term expiring in 2026, with two consecutive five-year tenant renewal options. The following table presents the preliminary purchase price allocation:

Land and site improvements	$730
Building and tenant improvements	3,155
In place leases	222
Leasing costs	185
Below market lease intangible	(242)
Total purchase price	$4,050

Lubbock Facility - On August 18, 2017, the Company purchased a medical office building located in Lubbock, Texas for a purchase price of $8.2 million. Upon the closing of this acquisition, the Company entered into a new lease with Lubbock Heart Hospital, LLC. The lease has a remaining term expiring 2029,with two consecutive five-year tenant renewal options. The following table presents the preliminary purchase price allocation:

Land and site improvements	$1,567
Building and tenant improvements	5,725
In-place leases	414
Leasing costs	494
Total purchase price	$8,200

Germantown Facility - On August 30, 2017, the Company purchased a medical office building located in Germantown, Tennessee for a purchase price of $15.94 million. Upon the closing of this acquisition, the Company assumed three existing leases with the Urology Center of the South. The leases have remaining terms of approximately seven years and each lease has two consecutive five-year tenant renewal options. The following table presents the preliminary purchase price allocation:

Land and site improvements	$3,050
Building and tenant improvements	8,385
Above market lease intangible	3,284
In-place leases	587
Leasing costs	634
Total purchase price	$15,940

Austin Facility - On September 25, 2017, the Company purchased a rehabilitation hospital located in Austin, Texas and approximately 1.27 acres of land adjacent to the hospital that has been planned to accommodate the development of a long-term, acute care hospital for an aggregate purchase price of $40.65 million. Upon the closing of the acquisition of the facility, the Company assumed the existing lease with CTRH, LLC. The lease has a remaining term of approximately 9.6 years, with four consecutive five-year tenant renewal options, and 80% of the lease payments are guaranteed by Kindred Healthcare. The following table presents the preliminary purchase price allocation:

Land and site improvements	$7,223
Building and tenant improvements	29,616
Above market lease intangible	246
In-place leases	1,680
Leasing costs	1,885
Total purchase price	$40,650

Fort Worth Facility - On November 10, 2017, the Company purchased a medical office building located in Fort Worth, Texas for a purchase price of $6.25 million. Upon the closing of the acquisition, the Company assumed the existing lease with Texas Digestive Disease Consultants, PLLC. The lease has a remaining term of approximately 10 years with two consecutive five year tenant renewal options. The following table presents the preliminary purchase price allocation:

Land and site improvements	$1,738
Building and tenant improvements	3,726
Above market lease intangible	126
In-place leases	314
Leasing costs	346
Total purchase price	$6,250

Albertville Facility - On November 10, 2017, the Company purchased a medical office building located in Albertville, Minnesota for a purchase price of $6.8 million. Upon the closing of the acquisition, the Company assumed the existing lease with Stellis Health, P.A. The lease has a remaining term of approximately 11 years with two consecutive five-year extension options. The following table presents the preliminary purchase price allocation:

Land and site improvements	$1,154
Building and tenant improvements	4,444
Above market lease intangible	103
In-place leases	802
Leasing costs	297
Total purchase price	$6,800

Moline Facility - On November 10, 2017, the Company purchased a medical office building located in Moline, Illinois for a purchase price of $11.9 million. Upon the closing of the acquisition, the Company assumed the existing leases with Heartland Clinic, LLC, RSC Illinois, LLC, and Valley Laboratories, L.L.C. Each lease has a remaining term of approximately 16 years with no tenant renewal options. The following table presents the preliminary purchase price allocation:

Land and site improvements	$854
Building and tenant improvements	9,237
Above market lease intangible	33
In-place leases	1,050
Leasing costs	833
Below market lease intangible	(107)
Total purchase price	$11,900

Lee’s Summit Facility - On December 18, 2017, the Company purchased a medical office building located in Lee’s Summit, Missouri for a purchase price of $3.8 million. Upon the closing of the acquisition, the Company assumed the existing lease with Prime Healthcare Services Blue Springs, LLC. The lease has remaining term of approximately seven years remaining in its initial term, with two three-year extension options. The following table presents the preliminary purchase price allocation:

Land and site improvements	$571
Building and tenant improvements	2,929
In-place leases	303
Leasing costs	134
Below market lease intangible	(137)
Total purchase price	$3,800

The following acquisitions completed during the year ended December 31, 2017 were accounted for as asset acquisitions:

Cape Coral Facility - On January 10, 2017, the Company purchased a medical office building located in Cape Coral, Florida, for a purchase price of $7.25 million. Upon the closing of the acquisition, the Company entered into a new 10-year lease with The Sypert Institute, P.A. with three consecutive five-year tenant renewal options.

Las Cruces Facility - On February 1, 2017, the Company purchased a medical office building located in Las Cruces, New Mexico for a purchase price of $4.88 million. Upon closing of this acquisition, the Company entered into a new 12-year lease with Las Cruces Orthopedic Associates with four consecutive five-year tenant renewal options.

Prescott Facility - On February 9, 2017, the Company purchased a medical office building located in Prescott, Arizona, for a purchase price of $4.5 million. Upon the closing of this acquisition, the Company entered into a new 10-year lease with Thumb Butte Medical Center, PLLC with two consecutive seven-year renewal options.

Sandusky Facility - On March 10, 2017, the Company purchased one, out of a total of seven, properties for a purchase price of approximately $4.3 million. Upon the closing of this acquisition, the Company entered into a new 11-year master lease with the Northern Ohio Medical Specialists (NOMS) with four consecutive five-year tenant renewal options.

Great Bend Facility - On March 31, 2017, the Company purchased an acute-care hospital located in Great Bend, Kansas for a purchase price of $24.5 million. Upon the closing of the acquisition, the Company entered into a new 15-year lease with Great Bend Regional Hospital with two consecutive ten-year renewal options.

Sandusky Facility - On April 21, 2017, the Company purchased a medical property (out of a total portfolio of seven medical properties) in Sandusky, Ohio for a purchase price of approximately $1.1 million. Upon the closing of this acquisition, the Company amended the existing master lease with NOMS to include the Sandusky facility

Sherman Facility - On June 30, 2017, the Company purchased a rehabilitation hospital and long-term acute care facility located in Sherman, Texas for a purchase price of $26 million. Upon closing of this acquisition, the Company entered into a new 20-year lease with SDB Partners, LLC. with two consecutive 10-year tenant renewal options.

Sandusky Facility (Ballville Facility) - On August 15, 2017, the Company purchased a medical office building located in Ballville, Ohio for a purchase price of $1.2 million. Upon the closing of this acquisition, the Company amended the existing master lease with NOMS to include the Ballville facility.

Amarillo Facility - On December 20, 2017, the Company purchased a medical office building located in Amarillo, Texas for a purchase price of $8.61 million. Upon the closing of this acquisition, the Company entered into a new 12-year lease with Amarillo Bone & Joint Clinic PLLC. with two consecutive 10-year tenant renewal options.

Wyomissing Facility - On December 21, 2017, the Company purchased a medical office building located in Wyomissing, Pennsylvania for a purchase price of $5.6 million. Upon the closing of this acquisition, the Company entered into a new 10-year lease with Berks-Schuylkill Respiratory Specialists, Ltd. with two consecutive five year tenant renewal options.

Saint George Facility - On December 22, 2017, the Company purchased a medical office building located in St. George, Utah for a purchase price of $5.715 million. Upon the closing of this acquisition, the Company entered into a new 12-year lease with Jason A. Ahee, M.D. P.C. doing business as Zion Eye Institute with four consecutive five-year tenant renewal options.

Summary of Properties Acquired During the Year Ended December 31, 2016

During the year ended December 31, 2016, the Company completed 10 acquisitions. A rollforward of the gross investment in land, building and improvements as of December 31, 2016, resulting from these acquisitions is as follows:

	Land	Building	Site & Tenant Improvements	Acquired Lease Intangibles	Gross Investment in Real Estate
Balances as of January 1, 2016	$4,564	$51,574	$-	$-	$56,138
Facility Acquired – Date Acquired:
Plano – 1/28/16	1,050	16,696	-	-	17,746
Westland – 3/31/16	230	4,520	-	-	4,750
Melbourne – 3/31/16	1,200	14,250	-	-	15,450
Reading – 7/20/16	1,440	7,940	-	-	9,380
East Orange – 9/29/16	2,150	10,112	-	-	12,262
Watertown – 9/30/16	1,100	8,002	-	-	9,102
Sandusky – 10/7/16	229	4,519	-	-	4,748
Carson City – 10/31/16	761	3,268	-	-	4,029
Ellijay – 12/16/16	777	2,929	544	870	5,120
HealthSouth – 12/20/16	4,285	55,443	2,107	6,317	68,152
Total Additions [1]:	13,222	127,679	2,651	7,187	150,739
Balances as of December 31, 2016	$17,786	$179,253	$2,651	$7,187	$206,877

[1]	An aggregate of $280 of intangible liabilities were acquired from the acquisitions that occurred during the year ended December 31, 2016, resulting in total gross investments funded using cash of $150,459.

Additionally, during the year ended December 31, 2015 the Company funded acquisitions in the amount of $31,764.

The following acquisitions completed during the year ended December 31, 2016 were accounted for as business combinations under ASC Topic 805:

Westland Facility - On March 31, 2016, the Company purchased a medical office building and ambulatory surgery center located in Westland, Michigan for an aggregate purchase price of $4.75 million. Upon the closing of this acquisition, the Company entered into a new lease with The Surgical Institute of Michigan, LLC. The lease has a remaining term expiring in 2026, with two consecutive 10-year tenant renewal options. No intangible assets or liabilities were identified in connection with this acquisition and accordingly the purchase price was allocated entirely to land and building.

Ellijay Facilities - On December 16, 2016, the Company purchased one medical office building and two ancillary healthcare-related buildings, located in Ellijay, Georgia, for a purchase price of $4.9 million. Upon the closing of this acquisition, the Company assumed the existing lease with Piedmont Mountainside Hospital, Inc. The lease has a remaining term expiring in 2026, with two consecutive five-year tenant renewal options. The following table presents the preliminary purchase price allocation:

Land and site improvements	$913
Building and tenant improvements	3,337
In place leases	672
Leasing commissions and legal fees	198
Below market lease intangibles	(220)
Total purchase price	$4,900

Encompass (formerly HealthSouth) Facilities - Encompass East Valley Rehabilitation Hospital – Mesa, AZ - On December 20, 2016, the Company purchased a rehabilitation hospital located in Mesa, Arizona for a purchase price of $22.4 million. Upon the closing of this acquisition, the Company assumed the existing lease with Encompass Mesa Rehabilitation Hospital, LLC. The lease has a remaining term expiring in 2024 with four consecutive five-year tenant renewal options.

Encompass Rehabilitation Hospital of Altoona – Altoona, PA - On December 20, 2016, the Company purchased the a rehabilitation hospital located in Altoona, Pennsylvania for a purchase price of $21.5 million. Upon the closing of this acquisition, the Company assumed from existing lease with Encompass. The lease has a remaining term expiring in 2021 with two consecutive five-year tenant renewal options.

Encompass Rehabilitation Hospital of Mechanicsburg – Mechanicsburg, PA - On December 20, 2016, the Company (i) purchased a rehabilitation hospital in Mechanicsburg, Pennsylvania for a purchase price of $24.2 million; and (ii) accepted an assignment of the ground lessee’s interest in the ground lease dated May 1, 1996 from the assignor, whereby PENNSYLVANIA HRT, INC. ground leased the property to HR ACQUISITION OF PENNSYLVANIA, INC. Upon the closing of this acquisition, the Company assumed the existing lease with Encompass. The lease has a remaining term expiring in 2021 with two consecutive five-year tenant renewal options. Encompass has the option under the lease to purchase the property at the end of the initial lease term and at the end of each renewal term thereof, if any, upon the terms and conditions set forth in the lease. The following table presents the preliminary purchase price allocation:

Land and site improvements	$5,615
Building and tenant improvements	56,221
In place leases	5,154
Above market lease intangibles	74
Leasing costs	1,088
Below market lease intangibles	(59)
Total purchase price	$68,093

The following acquisitions completed during the year ended December 31, 2016 were accounted for as asset acquisitions:

Plano Facility - On January 28, 2016, the Company purchased a surgical hospital located in Plano, Texas for $17.5 million. Upon the closing of this acquisition, the Company entered into a new 20-year lease with Star Medical Center, LLC. with two consecutive ten-year tenant renewal options.

Also on January 28, 2016, the Company entered into a Promissory Note and Deed of Trust with East West Bank to borrow a total of $9.2 million. Deferred financing costs of $53 were incurred and capitalized by the Company in securing this loan. The loan was scheduled to mature on January 28, 2021, five years from the closing date. At closing the Company paid the lender a non-refundable deposit of $50 and a non-refundable commitment fee of $46. Interest expense of $65 was incurred on this note for the year ended December 31, 2016, prior to its repayment. As discussed in Note 4 – “Notes Payable and Revolving Credit Facility,” the Company used a portion of the proceeds from another third party loan to repay the $9.2 million principal balance of the note with East West Bank in full as of December 31, 2016. The Company also wrote off the deferred financing costs of $53 as of December 31, 2016 related to this note.

Additional funding for this transaction was received from ZH USA, LLC during the year ended December 31, 2015 in the amount of $9.4 million (consisting of $9.0 million funded directly for this transaction and $344 that was held in escrow from previous funding from ZH USA, LLC). The $9.4 million was recorded by the Company as unsecured Convertible Debentures due to related party on demand, bearing interest at eight percent per annum. ZH USA, LLC may elect to convert all or a portion of the outstanding principal amount of the Convertible Debenture into shares of the Company’s common stock in an amount equal to the principal amount of the Convertible Debenture, together with accrued but unpaid interest, divided by $12.748. Refer to Note 6 – “Related Party Transactions” for details regarding the conversion to common stock or pay-off of the Convertible Debentures balance as of December 31, 2016.

Melbourne Facility - On March 31, 2016, the Company purchased a medical office building located in Melbourne, Florida for a purchase price of $15.45 million. Upon the closing of this acquisition, the Company entered into a new 10-year lease with Marina Towers, LLC with two consecutive five-year tenant renewal options.

Reading Facilities - On July 20, 2016, the Company purchased a medical office building and eye surgery center located in Wyomissing, Pennsylvania for a combined purchase price of $9.20 million. Upon the closing of the transaction, the Company entered into two new 10-year leases for the medical office building with Berks Eye Physicians & Surgeons, Ltd., and the surgery center with Ridgewood Surgery Associates, LLC both with two consecutive five-year tenant renewal options.

East Orange Facility - On September 29, 2016, the Company purchased a medical office building in East Orange, New Jersey for a purchase price of $11.86 million. Upon the closing of this acquisition, the Company entered into a new 10-year lease with Prospect Medical Holdings, Inc. with four consecutive five-year tenant renewal options

Watertown Facilities - On September 30, 2016, the Company purchased a clinic, an administration building, and a medical office building located in Watertown South Dakota for a purchase price of $9.0 million. Upon the closing of the acquisition, the Company entered into a new 15-year lease with the Brown Clinic with two consecutive five-year tenant renewal options.

Sandusky Facilities - On September 29, 2016, the Company purchased a portfolio of five of the seven medical office buildings located in or near Sandusky, Ohio for a purchase price of $4.6 million. Upon the closing of this acquisition, the Company entered into a new 11-year lease with the Northern Ohio Medical Specialists, LLC with four consecutive five-year tenant renewal options.

Carson City Facilities - On October 31, 2016, the Company purchased two medical office buildings located in Carson City, Nevada for a purchase price of $3.8 million. Upon the closing of the acquisition, the Company assumed the existing lease with the Carson Medical Group. The lease has a remaining term expiring in 2023, with one five-year tenant renewal option.

Unaudited Pro Forma Financial Information

The businesses acquired in 2017 and 2016 that were accounted for as business combinations were included in our results of operations from the dates of acquisition. The following table provides summary unaudited pro forma information as if the Company’s acquisitions during the years ended December 31, 2017 and 2016 that were accounted for as business combinations had occurred as of January 1, 2016:

	Year Ended December 31,
	2017	2016
	(unaudited)

Revenue	$38,140	$28,559
Net income (loss)	$1,828	$(1,191)
Net income (loss) attributable to common stockholders	$41	$(1,191)
Income (loss) attributable to common stockholders per share – basic and diluted	$-	$(0.13)
Weighted average shares outstanding – basic and diluted	$19,617	$9,302

Intangible Assets and Liabilities

The following is a summary of the carrying amount of intangible assets and liabilities as of December 31, 2017 and 2016:

	Year Ended December 31, 2017
	Cost	Accumulated Amortization	Net
Assets
In-place leases	$17,061	$(1,577)	$15,484
Above market ground lease	488	(6)	482
Above market leases	4,625	(220)	4,405
Leasing costs	9,476	(538)	8,938
	$31,650	$(2,341)	$29,309
Liabilities
Below market leases	$1,389	$(98)	$1,291

	Year Ended December 31, 2016
	Cost	Accumulated Amortization	Net
Assets
In-place leases	$5,827	$(35)	$5,792
Above market leases	74	-	74
Leasing costs	1,286	(8)	1,278
	$7,187	$(43)	$7,144

Liabilities
Below market leases	$279	$(1)	$278

The following is a summary of the acquired lease intangible amortization:

	Year Ended December 31,
	2017	2016
Amortization expense related to in-place leases	$1,542	$35
Amortization expense related to leasing costs	$530	$8
Decrease in rental revenue related to above market ground lease	$6	$-
Decrease in rental revenue related to above market leases	$220	$-
Increase in rental revenue related to below market leases	$(97)	$(1)

The Company had no intangible assets as of December 31, 2015 and therefore no amortization expense was incurred for the year ended December 31, 2015.

Future aggregate net amortization of the acquired lease intangible as of December 31, 2017, is as follows:

	Net Decrease in Revenue	Net Increase in Expenses
2018	$(449)	$3,019
2019	(449)	3,019
2020	(449)	3,019
2021	(452)	2,404
2022	(453)	2,096
Thereafter	(1,344)	10,865
Total	$(3,596)	$24,422

For the year ended December 31, 2017, the weighted average amortization period for asset lease intangibles and liability lease intangibles are 8.09 years and 8.27 years, respectively.

Note 4 – Notes Payable and Revolving Credit Facility

Summary of Notes Payable, Net of Discount

The Company’s notes payable, net, includes two loans: (1) the Cantor Loan and (2) the West Mifflin Note, described in detail below. The following table sets forth the aggregate balances of these loans as of December 31, 2017 and 2016.

	December 31, 2017	December 31, 2016
Notes payable, gross	$39,475	$39,475
Less: Unamortized debt discount	(930)	(1,062)
Notes payable, net	$38,545	$38,413

Costs incurred related to securing the Company’s fixed-rate debt instruments have been capitalized as a debt discount, net of accumulated amortization, and are netted against the Company’s Notes Payable balance in the accompanying Consolidated Balance Sheets. During the years ended December 31, 2017 and 2016, the Company incurred zero and $1,090 of financing costs capitalized as debt discount. Amortization expense incurred related to the debt discount was $132, $331, and $127 for the years ended December 31, 2017, 2016, and 2015, respectively, and is included in the “Interest Expense” line item in the accompanying Consolidated Statements of Operations.

Cantor Loan

On March 31, 2016, through certain of the Company’s wholly owned subsidiaries, the Company entered into a $32,097 portfolio commercial mortgage-backed securities loan (the “Cantor Loan”) with Cantor Commercial Real Estate Lending, LP (“CCRE”). The subsidiaries are GMR Melbourne, LLC, GMR Westland, LLC, GMR Memphis, LLC, and GMR Plano, LLC (“GMR Loan Subsidiaries”). The Cantor Loan has cross-default and cross-collateral terms. The Company used the proceeds of the Cantor Loan to acquire the Marina Towers (Melbourne, FL) and the Surgical Institute of Michigan (Westland, MI) properties and to refinance the Star Medical (Plano, TX) assets by paying off the existing principal amount of the loan with East West bank in the amount of $9,224, and the Company granted a security interest in the Gastro One (Memphis, TN) assets.

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

No principal payments were made on this note for the years ended December 31, 2017 and 2016. The note balance as of December 31, 2017 and 2016 was $32,097. Interest expense incurred on this note was for the years ended December 31, 2017, 2016, and 2015 was $1,699, $1,280, and zero, respectively.

As of December 31, 2017, scheduled principal payments due for each fiscal year ended December 31 are listed below as follows:

2018	$-
2019	-
2020	-
2021	315
2022	449
Thereafter	31,333
Total	$32,097

West Mifflin Note

In order to finance a portion of the purchase price for the West Mifflin facility, on September 25, 2015 the Company (through its wholly owned subsidiary GMR Pittsburgh LLC, as borrower) entered into a Term Loan and Security Agreement with Capital One to borrow $7,378. The note bears interest at 3.72% per annum and all unpaid interest and principal is due on September 25, 2020. Interest is paid in arrears and interest payments begin on November 1, 2015, and on the first day of each calendar month thereafter. Principal payments begin on November 1, 2018 and on the first day of each calendar month thereafter based on an amortization schedule with the principal balance due on the maturity date. The Company, at its option, may prepay the note at any time, in whole (but not in part) on at least thirty calendar days but not more than sixty calendar days advance written notice. The note has an early termination fee of two percent if prepaid prior to September 25, 2018. The facility serves as collateral for the note. The note requires a quarterly fixed charge coverage ratio of at least 1:1, a quarterly minimum debt yield of 0.09:1.00, and annualized Operator EBITDAR measured on a quarterly basis of not less than $6,000. The Operator is Associates in Ophthalmology, Ltd. and Associates Surgery Centers, LLC. No principal payments were made on this note for the years ended December 31, 2017 and 2016. The note balance as of December 31, 2017 and 2016 was $7,378. Interest expense incurred on this note was $278, $279, and $51 for the years ended December 31, 2017, 2016, and 2015, respectively.

As of December 31, 2017, scheduled principal payments due for each fiscal year ended December 31 are listed below as follows:

2018	$22
2019	136
2020	7,220
Total	$7,378

Asheville Note Payable

In order to finance a portion of the purchase price of the Asheville facility, on September 15, 2014 the Company entered into a Promissory Note with the Bank of North Carolina to borrow $1,700 with interest on the outstanding principal balance at a fixed interest rate of 4.75% per annum. This note was paid in full on December 2, 2016 using proceeds from the Company’s senior revolving credit facility. In accordance with the terms of the note there was no prepayment penalty for the payoff of the note. The balance of the note was $1,662 as of December 31, 2015. Interest expense incurred on the note was zero, $76, and $81 for the years ended December 31, 2017, 2016, and 2015 respectively.

Omaha Note Payable

In order to finance a portion of the purchase price for the Omaha facility, on June 5, 2014 the Company entered into a Term Loan and Security Agreement with Capital One to borrow $15,060 with interest at 4.91% per annum. The note was paid in full on July 11, 2016 using the proceeds from the Company’s initial public offering. In accordance with the terms of the note the prepayment resulted in the Company being required to pay an early termination fee in the amount of $301 because the note was paid in full prior to its maturity date. This fee was also paid on July 11, 2016 and is recorded as “Interest Expense” in the accompanying Consolidated Statements of Operations for the year ended December 31, 2016. The balance of the note was $14,748 as of December 31, 2015. Interest expense incurred on this note was zero, $488 (excluding the $301 early termination fee amount disclosed above), and $680 for the years ended December 31, 2017, 2016, and 2015.

Revolving Credit Facility

As of December 31, 2017 and 2016, the Company had $164,900 and $27,700 of outstanding borrowings under its Revolving Credit Facility (as defined below), respectively. As described below, as of December 31, 2017, the maximum amount that the Company can borrow under the facility is $250,000.

On December 2, 2016, the Company, the Operating Partnership, as borrower, and certain subsidiaries, (such subsidiaries, the “Subsidiary Guarantors”) of the Operating Partnership entered into a senior revolving credit facility (the “Credit Facility”) with BMO Harris Bank N.A., as Administrative Agent (“BMO”), which initially provided up to $75,000 in revolving credit commitments for the Operating Partnership. The Credit Facility included an accordion feature that provided the Operating Partnership with additional capacity, subject to the satisfaction of customary terms and conditions, of up to $125,000, for a total initial facility size of up to $200,000. On March 3, 2017, the Company, the Operating Partnership, as borrower, and the Subsidiary Guarantors of the Operating Partnership entered into an amendment to the Credit Facility with BMO, which increased the commitment amount to $200,000 plus an accordion feature that allows for up to an additional $50,000 of principal amount subject to certain conditions, for a total facility size of $250,000 (the “Revolving Credit Facility”). On September 28, 2017, the Company obtained commitments from certain of its lenders on the Revolving Credit Facility for the entire $50,000 accordion. The Subsidiary Guarantors and the Company are guarantors of the obligations under the Revolving Credit Facility. The amount available to borrow from time to time under the Revolving Credit Facility is limited according to a quarterly borrowing base valuation of certain properties owned by the Subsidiary Guarantors. The initial termination date of the Revolving Credit Facility is December 2, 2019, which could be extended for one year in the case that no event of default occurs.

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

The Operating Partnership is subject to ongoing compliance with a number of customary affirmative and negative covenants, including limitations with respect to liens, indebtedness, distributions, mergers, consolidations, investments, restricted payments and asset sales. The Operating Partnership must also maintain (i) a maximum consolidated leverage ratio, commencing with the fiscal quarter ending December 31, 2016 and as of the end of each fiscal quarter thereafter, of less than (y) 0.65:1.00 for each fiscal quarter ending prior to October 1, 2019 and (z) thereafter, 0.60:1.00, (ii) a minimum fixed charge coverage ratio of 1.50:1.00, (iii) a minimum net worth of $119,781 plus 75% of all net proceeds raised through subsequent equity offerings and (iv) a ratio of total secured recourse debt to total asset value of not greater than 0.10:1.00.

During the year ended December 31, 2017, the Company borrowed $244,200 under the Revolving Credit Facility and repaid $107,000 using funds primarily from the follow-on common stock offering and the preferred stock offering, for a net amount borrowed of $137,200. During the year ended December 31, 2016, the Company borrowed $27,700 under the Revolving Credit Facility and made no repayments. For the years ended December 31, 2017 and 2016, interest incurred on the Revolving Credit Facility was $4,234 and $46, respectively. No interest expense was incurred under the Revolving Credit Facility for the year ended December 31, 2015 as the Revolving Credit Facility was not in place. For a detail of the facilities that serve as collateral for the Revolving Credit Facility refer to Schedule III – “Consolidated Real Estate and Accumulated Depreciation,” within Item 15 – “Exhibits and Financial Statement Schedules.”

Deferred Financing Costs, Net

Costs incurred related to securing the Company’s Revolving Credit Facility have been capitalized as a deferred financing asset, net of accumulated amortization, in the accompanying Consolidated Balance Sheets.

A rollforward of the deferred financing cost balance as of December 31, 2017, is as follows:

Balance as of January 1, 2017, net	$927
Additions – Revolving Credit Facility	2,915
Deferred financing cost amortization expense	(1,092)
Balance as of December 31, 2017, net	$2,750

A rollforward of the deferred financing cost balance as of December 31, 2016 is as follows:

Balance as of January 1, 2016, net	$-
Additions – Revolving Credit Facility	946
Deferred financing cost amortization expense	(19)
Balance as of December 31, 2016, net	$927

Amortization expense incurred related to the Revolving Credit Facility deferred financing costs was $1,092, $19, and zero for the years ended December 31, 2017, 2016, and 2015, respectively, and is included in the “Interest Expense” line item in the accompanying Consolidated Statements of Operations.

Weighted-Average Interest Rate and Term

The weighted average interest rate and term of our debt was 3.72% and 2.94 years, respectively, at December 31, 2017, compared to 4.29% and 6.04 years, respectively, at December 31, 2016.

Note 5 – Stockholders’ Equity

Preferred Stock

General

The Company’s charter authorizes the issuance of 10,000 shares of preferred stock, par value $0.001 per share. As of December 31, 2017 and December 31, 2016, there were 3,105 and no shares of preferred stock, respectively, issued and outstanding.

On September 15, 2017, the Company closed on the issuance of 3,105 shares of its Series A Cumulative Redeemable Preferred Stock, $0.001 par value per share, with an initial liquidation preference of $25 per share (“Series A Preferred Stock”), inclusive of 405 shares issued in connection with the underwriters’ exercise of their over-allotment option. The Company may, at its option, redeem the Series A Preferred Stock for cash in whole or in part, from time to time, at any time on or after September 15, 2022, at a cash redemption price of $25 per share. The Series A Preferred Stock has no voting rights, except for limited voting rights if the Company fails to pay dividends for six quarterly periods. The issuance resulted in aggregate gross proceeds of $77,625. After deducting underwriting discounts and advisory fees of $2,445, and expenses paid by the Company that were directly attributable to the offering of $221 (which are both treated as a reduction of the “Preferred Stock” balance on the accompanying Consolidated Balance Sheets), the Company’s preferred stock balance as of December 31, 2017 was $74,959. The net proceeds received from the transaction were primarily used to repay borrowings on the Company’s Revolving Credit Facility. The Company assessed the characteristics of the Series A Preferred Stock in accordance with the provisions of ASC Topic 480 – “Distinguishing Liabilities from Equity,” and concluded that the Series A Preferred Stock is classified as permanent equity.

Preferred Stock Dividends

Since September 2017, our Board has declared cash dividends on our preferred stock as summarized in the following table:

Date Announced	Record Date	Applicable Quarter	Payment Date	Dividend Amount		Dividends per Share

September 29, 2017	October 15, 2017	Q3 2017	October 31, 2017	$745		$0.23960
December 15, 2017	January 15, 2018	Q4 2017	January 31, 2018	969	[1]	$0.46875

1Represents the November 2017 and December 2017 portion of the total $1,455 three month dividend amount.

The holders of the Company’s Series A Preferred Stock are entitled to receive dividend payments only when, as and if declared by the Board (or a duly authorized committee of the Board). Dividends will accrue or be payable in cash from the original issue date, on a cumulative basis, quarterly in arrears on each dividend payment date at a fixed rate per annum equal to 7.50% of the liquidation preference of $25 per share (equivalent to $1.875 per share on an annual basis). Dividends on the Series A Preferred Stock will be cumulative and will accrue whether or not funds are legally available for the payment of those dividends, whether or not the Company has earnings and whether or not those dividends are declared by the Board. The quarterly dividend payment dates on the Series A Preferred Stock are January 31, April 30, July 31 and October 31 of each year, commencing on October 31, 2017. During the year ended December 31, 2017 the Company paid preferred dividends of $745.

Common Stock

General

The Company has 500,000 of authorized shares of common stock, $0.001 par value. As of December 31, 2017 and 2016, there were 21,631 and 17,606 outstanding shares of common stock, respectively.

Common Stock Dividends

Since July 2016, our Board has declared cash dividends on our common stock as summarized in the following table:

Date Announced	Record Date	Applicable Quarter	Payment Date	Dividend Amount[1]	Dividends per Share

September 14, 2016	September 27, 2016	Q3 2016	October 11, 2016	$3,593	$0.20
December 14, 2016	December 27, 2016	Q4 2016	January 10, 2017	$3,604	$0.20
March 20, 2017	March 27, 2017	Q1 2017	April 10, 2017	$3,603	$0.20
June 16, 2017	June 27, 2017	Q2 2017	July 10, 2017	$3,608	$0.20
September 8, 2017	September 26, 2017	Q3 2017	October 9, 2017	$4,416	$0.20
December 15, 2017	December 26, 2017	Q4 2017	January 10, 2018	$4,552	$0.20

1Includes dividends on granted LTIP units and OP Units issued to third parties.

During the year ended December 31, 2017, the Company paid total dividends on its common stock, LTIP units and OP Units in the amount of $15,231, consisting of the dividends declared for the fourth quarter of 2016 through the third quarter of 2017. Additionally, during the year ended December 31, 2016, the Company paid total dividends on its common stock in the amount of $3,878, and during the year ended December 31, 2015, the Company paid total dividends on its common stock in the amount of $256.

As of December 31, 2017, the Company accrued $117 for dividends payable on the aggregate annual and long-term LTIP units that are subject to retroactive receipt of dividends on the amount of LTIPs ultimately earned. See Note 7 – Stock-Based Compensation for additional information.

The amount of the dividends paid to the Company’s stockholders is determined by our Board and is dependent on a number of factors, including funds available for payment of dividends, the Company’s financial condition and capital expenditure requirements except that, in accordance with the Company’s organizational documents and Maryland law, the Company may not make dividend distributions that would: (i) cause it to be unable to pay its debts as they become due in the usual course of business; (ii) cause its total assets to be less than the sum of its total liabilities plus senior liquidation preferences; or (iii) jeopardize its ability to maintain its qualification as a REIT.

Other Common Stock Activity

On June 30, 2017, the Company closed an underwritten public offering of its common stock and on July 20, 2017 the Company closed on the over-allotment option granted to the underwriters. These transactions resulted in an aggregate of 4,025 shares of its common stock being issued at a public offering price of $9 per share, resulting in aggregate gross proceeds of $36,225. After deducting underwriting discounts and advisory fees of $1,987, and expenses paid by the Company that were directly attributable to the offering of $443 (both of which are treated as a reduction of the Company’s additional paid-in capital balance), the Company received net proceeds from the transactions of $33,795.

On March 2, 2016, ZH USA, LLC converted $15,000 of principal under the Convertible Debenture into 1,177 shares of the Company’s then unregistered common stock based on a conversion rate of $12.748 per share.

On July 1, 2016, the Company closed its initial public offering and issued 13,043 shares of its common stock at a price of $10.00 per share resulting in gross proceeds of $130,435. After deducting underwriting discounts and commissions, advisory fees, and other offering expenses, the Company received net proceeds from the offering of $120,774. Additionally, on July 11, 2016, the underwriters exercised their over-allotment option in full, resulting in the issuance by the Company of an additional 1,957 shares of the Company’s common stock at a price of $10.00 per share for gross proceeds of $19,565. After deducting underwriting discounts and expenses, advisory fees, and other offering expenses, the Company received net proceeds from the over-allotment option shares of $18,195. Total shares issued by the Company in the initial public offering, including over-allotment option shares, were 15,000 shares and the total net proceeds received were $137,288, which represented gross proceeds received of $138,969 net of $1,681 in costs directly attributable to the initial public offering that were deferred and paid.

On July 1, 2016, ZH USA, LLC converted $15,030 of the principal under the Convertible Debenture into 1,179 shares of the Company’s registered common stock based on a conversion rate of $12.748 per share.

In order to help the Company qualify as a REIT, among other purposes, the Company’s charter, subject to certain exceptions, restricts the number of shares of the Company’s common stock that a person may beneficially or constructively own. The Company’s charter provides that, subject to certain exceptions, no person may beneficially or constructively own more than 9.8%, in value or in number of shares, whichever is more restrictive, of the outstanding shares of any class or series of the Company’s capital stock. On June 27, 2016, the Board approved a waiver of the 9.8% ownership limit in the Company’s charter allowing ZH USA, LLC to own up to 16.9% of the Company’s outstanding shares of common stock.

OP Units

As of December 31, 2017, there were 1,246 OP Units issued and held by third parties with an aggregate value of $11,532. There were 1,221 OP Units issued in connection with the acquisition of two separate facilities, which were valued in aggregate at $11,300 using the measurement date represented by the closing date of the respective acquisitions using the Company’s closing stock price on each respective measurement date. Additionally, 25 OP Units were issued pursuant to a third party advisory agreement and were valued in aggregate at $232 using the three contractual installment dates of their issuance based on the Company’s closing stock price on each respective installment / measurement dates.

Note 6 – Related Party Transactions

Initial Management Agreement

On November 10, 2014, the Company entered into a management agreement, with an effective date of April 1, 2014, with the Advisor. Under the terms of this initial management agreement, the Advisor was responsible for designing and implementing the Company’s business strategy and administering its business activities and day-to-day operations. For performing these services, the Company was obligated to pay the Advisor a base management fee equal to the greater of (a) 2.0% per annum of the Company’s net asset value (the value of the Company’s assets less the value of the Company’s liabilities), or (b) $30 per calendar month.

In addition pursuant to the initial management agreement the Company owed the Advisor an acquisition fee computed at a rate of 2% of the purchase price of an acquired facility.

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

Base Management Fee

The Company pays its Advisor a base management fee in an amount equal to 1.5% of its stockholders’ equity per annum, calculated quarterly for the most recently completed fiscal quarter and payable in quarterly installments in arrears in cash.

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

Incentive Fee

The Company pays its Advisor an incentive fee with respect to each calendar quarter (or part thereof that the management agreement is in effect) in arrears. The incentive fee is an amount, not less than zero, equal to the difference between (1) the product of (x) 20% and (y) the difference between (i) the Company’s AFFO (as defined below) for the previous 12-month period, and (ii) the product of (A) the weighted average of the issue price of equity securities issued in the initial public offering and in future offerings and transactions, multiplied by the weighted average number of all shares of common stock outstanding on a fully-diluted basis (including any restricted stock units, any restricted shares of common stock, OP Units, LTIP units, and shares of common stock underlying awards granted under the 2016 Equity Incentive Plan (the “2016 Equity Plan”) or any future plan in the previous 12-month period, and (B) 8%, and (2) the sum of any incentive fee paid to the Advisor with respect to the first three calendar quarters of such previous 12-month period; provided, however, that no incentive fee is payable with respect to any calendar quarter unless AFFO is greater than zero for the four most recently completed calendar quarters.

Per the terms of the Amended Management Agreement, AFFO is calculated by adjusting the Company’s funds from operations, or FFO, by adding back acquisition and disposition costs, stock-based compensation expenses, amortization of deferred financing costs and any other non-recurring or non-cash expenses, which are costs that do not relate to the operating performance of the Company’s properties, and subtracting loss on extinguishment of debt, straight line rent adjustment, recurring tenant improvements, recurring leasing commissions and recurring capital expenditures. To date the Company has not incurred or paid an incentive fee.

Management Fees, Acquisition Fees, and Accrued Management Fees

For the years ended December 31, 2017, 2016, and 2015 management fees of $3,123 and $1,434, and $360, respectively, were incurred and expensed by the Company. During the years ended December 31, 2017 and 2016 management fees of $2,680 and $1,443, respectively, were paid to the Advisor, resulting in accrued management fees due to the Advisor of $1,064 and $621, as of December 31, 2017 and 2016, respectively.

During the years ended December 31, 2016 and 2015, acquisition fees of $754 and $627, respectively were expensed and paid by the Company.

Allocated General and Administrative Expenses

Effective May 8, 2017, the Company and the Advisor entered into an agreement pursuant to which, for a period of one year commencing on May 8, 2017, the Company agreed to reimburse the Advisor for $125 of the annual salary of the General Counsel and Secretary of the Company for so long as he continues to be primarily dedicated to the Company in his capacity as its General Counsel and Secretary. In the future, the Company may receive additional allocations of general and administrative expenses from the Advisor that are either clearly applicable to or were reasonably allocated to the operations of the Company. Other than via the terms of the reimbursement agreement, there were no allocated general and administrative expenses from the Advisor for the years ended December 31, 2017 and 2016.

Due to Related Parties, Net

All related party balances are due on demand and non-interest-bearing.

A rollforward of the due (to) from related parties balance, net, as of December 31, 2017, is as follows:

	Due to Advisor – Mgmt. Fees	Due (to) from Advisor – Other Funds	Due (to) from Other Related Party	Total Due (To) From Related Parties, Net
Balance as of January 1, 2017	$(621)	-	40	$(581)
Management fee expense incurred [1]	(3,123)	-	-	(3,123)
Management fees paid to Advisor [1]	2,680	-	-	2,680
Loan repaid to Advisor [2]	-	9	-	9
Loan repaid by other related party [3]	-	-	(21)	(21)
Balance as of December 31, 2017	$(1,064)	9	19	$(1,036)

1Net amount accrued of $443 consists of $3,123 in management fee expense incurred, net of $2,680 of accrued management fees that were paid to the Advisor. This represents a cash flow operating activity.

2Amount represents the overpayment of expenses that were previously paid by the Advisor on the Company’s behalf. This represents a cash flow financing activity.

3Amount represents the net receipt by the Company of previous loans made by the Company to those related parties. This represents a cash flow investing activity.

A rollforward of the due (to) from related parties balance, net as of December 31, 2016 is as follows:

	Due from Advisor	Due to Advisor – Mgmt. Fees	Due to Advisor – Other Funds	Due (to) from Other Related Party	Total Due (To) From Related Parties, Net
Balance as of January 1, 2016	$178	(630)	(240)	(155)	$(847)
Management fees incurred [1]		(1,434)			(1,434)
Management fees paid to Advisor [1]	-	1,443	-	-	1,443
Funds repaid to Advisor [2]	-	-	240	-	240
Funds repaid to Other Related Party [2]	-	-	-	155	155
Funds loaned to Other Related Party [3]				1	1
Funds repaid by Advisor [3]	(178)				(178)
Funds loaned to ZH USA, LLC [3]	-	-	-	39	39
Balance as of December 31, 2016	$-	(621)	-	40	$(581)

1Net amount repaid of $9 consists of $1,434 in management fee expense incurred, net of $1,443 of accrued management fees that were repaid to the Advisor. This is a cash flow operating activity.

2Total amount of $395 consists of $240 repaid by the Company to the Advisor and $155 repaid by the Company to another related party. This is a cash flow financing activity.

3Net amount of $138 consists of loan repaid by Advisor in the amount of $178, net of $39 that the Company loaned to a related party for its general use, and $1 in additional funds loaned to related party. This is a cash flow investing activity.

Convertible Debenture, due to Related Party

Prior to 2016, the Company received funds from its prior majority stockholder, ZH USA, LLC, in the form of a convertible interest-bearing notes (8% per annum, payable in arrears) which was due on demand unsecured debt. The Company had the option to prepay the note at any time, in whole or in part, and ZH USA, LLC had the ability to convert all or a portion of the outstanding principal amount of the note into shares of common stock in an amount equal to the principal amount of the note, together with accrued but unpaid interest, divided by $12.748. The outstanding balance on the convertible debenture was zero as of December 31, 2017 and 2016.

A rollforward of the funding from ZH USA, LLC classified as convertible debenture, due to related party as of December 31, 2016 is as follows:

Balance as of January 1, 2016	$40,030
Conversion of convertible debenture to common shares (March 2, 2016) [1]	(15,000)
Conversion of convertible debenture to common shares (July 1, 2016) [1]	(15,030)
Pay-off of remaining principal balance	(10,000)
Balance as of December 31, 2016	$-

1 Total amount converted to common shares equals $30,030

On March 2, 2016, ZH USA, LLC converted $15,000 of principal under the Convertible Debenture into 1,177 shares of the Company’s then unregistered common stock based on a conversion rate of $12.748 per share.

On June 15, 2016, in anticipation of its initial public offering, the Company entered into a Pay-Off Letter and Conversion Agreement (the “Pay-Off Letter and Conversion Agreement”) with ZH USA, LLC with regards to the Convertible Debentures loaned to the Company. Under the terms of the Pay-Off Letter and Conversion Agreement, upon the closing date of the initial public offering on July 1, 2016, ZH USA, LLC converted $15,030 of the principal under the Convertible Debenture into 1,179 shares of the Company’s registered common stock based on a conversion rate of $12.748 per share. Additionally, in accordance with the Pay-Off Letter and Conversion Agreement, on July 8, 2016 the Company paid off the remaining principal amount of $10,000 outstanding under the Convertible Debentures.

On July 8, 2016, also in accordance with the Pay-Off Letter and Conversion Agreement, the Company paid all accrued interest owed and outstanding on the Convertible Debentures in the amount of $1,717. Accrued interest was included in the line item “Accrued Expenses” in the accompanying Consolidated Balance Sheets.

Additionally, during the year ended December 31, 2015, the Company received aggregate funds in the amount of $34,584, which were accounted for as Convertible Debentures. The funds were received in four separate transactions as follows: $20,900 to acquire the Tennessee facilities, $4,546 for the West Mifflin acquisition, $9,000 for the Plano acquisition, and $138 held by the Company to be used for future acquisitions.

Interest expense on the Convertible Debentures was zero, $1,243, and $581 for the years ended December 31, 2017, 2016, and 2015, respectively.

Notes Payable to Related Parties

During the year ended December 31, 2016, the Company received $450 in the form of an interest bearing note payable from a related party. The note incurred interest at 4% per annum and was due on demand. Interest expense incurred on this note was $10 for the year ended December 31, 2016. This note was paid in full during the year ended December 31, 2016 and therefore had a zero balance as of December 31, 2017 and 2016, respectively.

Prior to 2016 the Company received funds from ZH USA, LLC in the form of a non-interest bearing, due on demand note payable. The Company repaid this loan in full during 2017 and accordingly the balance of this note was zero and $421 as of December 31, 2017 and 2016, respectively.

ZH USA, LLC Intercompany Loan

On June 7, 2016, the Company received an interest free intercompany loan from ZH USA, LLC in the principal amount of $1.5 million, which was repaid in full on July 8, 2016, using a portion of the proceeds from the initial public offering.

Note 7 – Stock-Based Compensation

2016 Equity Incentive Plan

The 2016 Equity Incentive Plan (the “Plan”) is intended to assist the Company and its affiliates in recruiting and retaining employees, members of the Board and other individuals who provide services to the Company, the Manager, the Operating Partnership or an Affiliate of the Company, the Manager or the Operating Partnership.

This Plan is intended to permit the grant of both options qualifying and non-qualified options, and the grant of stock appreciation rights, restricted stock, unrestricted stock, awards of restricted stock units, performance awards and other equity-based awards (including LTIP units) for up to an aggregate of 1,232 shares of common stock, subject to increase under certain provisions of the plan. The Company’s executive officers, employees, employees of its Advisor and its affiliates, consultants and non-employee directors are eligible to participate in the Plan.

Based on the grants outstanding as of December 31, 2017, there are 614 shares that remain available to be granted under the Plan. Shares subject to awards under the Plan that are forfeited, cancelled, lapsed, settled in cash or otherwise expired (excluding shares withheld to satisfy exercise prices or tax withholding obligations) are available for grant.

Time-Based Grants

The time-based vesting LTIP units granted under the Plan during the years ended December 31, 2016 and 2017are as follows:

LTIP units granted on July 1, 2016	358
LTIP units granted on December 21, 2016	57
Total Plan LTIP units granted as of January 1, 2017	415
LTIP units granted during the year ended December 31, 2017	60
LTIP units forfeited during the year ended December 31, 2017	(39)
Net LTIP units outstanding as of December 31, 2017	436

Of these 436 LTIP units that were outstanding as of December 31, 2017, 267 are vested and 169 are unvested. Of the unvested LTIP units, 153 units were granted to employees of the Advisor and its affiliates deemed to be non-employees in accordance with ASC Topic 505 and vest over periods of 24 months to 53 months, from the grant date, as well as 16 units granted to the Company’s independent directors on May 18, 2017 (who were treated as employees in accordance with ASC Topic 718), and vest over a period of 12 months from the grant date.

The Company expenses the fair value of all LTIP unit awards in accordance with the fair value recognition requirements of ASC Topic 718, Compensation-Stock Compensation, for “employees,” and ASC Topic 505, Equity, for “non-employees.”

For the time-based LTIP units granted to non-employees, in accordance with the provisions of ASC Topic 505, the grant date fair value is utilized for expense recognition; however, the accounting after the measurement date requires a fair value re-measurement each reporting period until the awards vest.

Performance Based Awards—2017 Program

During 2017, the Board approved the 2017 annual performance-based equity incentive award targets in the form of LTIP units (the “Annual Awards”) and long-term performance-based LTIP awards (the “Long-Term Awards”) to the executive officers of the Company and other employees of the Company’s external manager who perform services for the Company (together the “2017 Program”). None of the LTIP units awarded under the 2017 Program had been earned by the participants as of December 31, 2017.

The LTIP unit awards under the 2017 Program and subsequent activity during the year ended December 31, 2017, are as follows:

	Annual	Long-Term	Total

Awards on February 28, 2017	97	147	244
Awards on August 23, 2017 and May 8, 2017	8	18	26
Total 2017 Program LTIP units awarded as of December 31, 2017	105	165	270
2017 Program LTIP units forfeited	(21)	(67)	(88)
Net 2017 Program LTIP awards as of December 31, 2017	84	98	182

The number of target LTIP units comprising each Annual Award was based on the closing price of the Company’s common stock reported on the New York Stock Exchange (“NYSE”) on the dates of grant and the number of target LTIP units comprising each Long-Term Award was based on the fair value of the Long-Term Awards as determined by an independent valuation consultant, in each case rounded to the next whole LTIP unit in order to eliminate fractional units.

Annual Awards. The Annual Awards are subject to the terms and conditions of LTIP Annual Award Agreements (“LTIP Annual Award Agreements”) between the Company and each grantee.

The Company’s Compensation Committee established various operating performance goals for calendar year 2017, as set forth in Exhibit A to the LTIP Annual Award Agreements (the “Performance Goals”), that will be used to determine the actual number of LTIP units earned by each grantee under each LTIP Annual Award Agreement. As of December 31, 2017, management estimated that the Performance Goals would be met at a 55% level, and accordingly, applied 55% to the net target Annual Awards to estimate the Annual Awards expected to be earned at the end of the performance period. Cumulative stock based compensation expense during the year ended December 31, 2017 reflects management’s estimate that 55% of these awards will vest. As soon as reasonably practicable during the first quarter of 2018, the Compensation Committee will determine the extent to which the Company has achieved the Performance Goals and, based on such determination, will calculate the number of LTIP units that each grantee is entitled to receive under the grantee’s Annual Award based on the performance percentages described in the grantee’s LTIP Annual Award Agreement. Any target LTIP units that are not earned will be forfeited and cancelled.

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

The assumptions used in the Monte Carlo simulation include beginning average stock price, valuation date stock price, expected volatilities, correlation coefficients, risk-free rate of interest, and expected dividend yield. The beginning average stock price is the beginning average stock price for the Company and each member of the Index for the five trading days leading up to the grant date. The valuation date stock price is the closing stock price of the Company and each of the peer companies in the Index on the grant date for the grant date fair value, and the closing stock price on December 31, 2017 for revaluation. The expected volatilities are modeled using the historical volatilities for the Company and the members of the Index. The correlation coefficients are calculated using the same data as the historical volatilities. The risk-free rate of interest is taken from the U.S. Treasury website, and relates to the expected life of the remaining performance period on valuation or revaluation. Lastly, the dividend yield assumption is 0.0%, which is mathematically equivalent to reinvesting dividends in the issuing entity, which is part of the Company’s award agreement assumptions.

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

Stock Compensation Expense

The Company incurred stock compensation expense of $1,796 and $1,685 for the years ended December 31, 2017 and 2016, respectively, related to the grants awarded under the Plan. Compensation expense is included within “General and Administrative” expense in the Company’s Consolidated Statements of Operations. A detail of compensation expense recognized during the years ended December 31, 2017 and 2016, is as follows:

	Year Ended December 31,
	2017	2016
2016 Plan – Time Based Grants:
Service LTIPs – non-employee	$1,111	$1,615
Service LTIPs – employee	163	70
2017 Program – Performance Based Award Targets:
Annual Awards – non-employee	306	-
Long-Term Awards – non-employee	216	-
Total compensation expense	$1,796	$1,685

Total unamortized compensation expense related to these awards of approximately $1.5 million is expected to be recognized subsequent to December 31, 2017 over a weighted average remaining period of 2.13 years.

Note 8 – Rental Revenue

The aggregate annual minimum cash to be received by the Company on its noncancelable operating leases as of December 31, 2017 are as follows:

2018	$36,005
2019	36,708
2020	37,412
2021	35,654
2022	34,446
Thereafter	247,065
Total	$427,290

For the year ended December 31, 2017, the HealthSouth facilities constituted approximately 20% of the Company’s rental revenue, the OCOM facilities constituted approximately 12% of the Company’ rental revenue, the Great Bend facility constituted approximately 7% of the Company’s rental revenue, the Omaha and Plano facilities each constituted approximately 6% of the Company’s rental revenue, and the Tennessee and Sherman facilities each constituted approximately 5% of the Company’s rental revenue. All other facilities in the Company’s portfolio constituted the remaining 39% of the total rental revenue with no individual facility constituting greater than approximately 4% of total rental revenue.

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

For the year ended December 31, 2015, the Omaha facility constituted approximately 80% of the Company’s rental revenue and the West Mifflin and Asheville facilities constituted approximately 10% each.

Note 9 – Omaha and Clermont Land Leases

In connection with its acquisition of the Omaha facility, the Company acquired an interest, as ground lessee, in the ground lease related to that facility. The Omaha ground lease expires in 2033, subject to future renewal options by the Company. The ground lease commenced in April 2017 and annual rents under the ground lease will increase by 12.5% beginning in June 2018, and will increase by 12.5% every fifth anniversary thereafter. During the years ended December 31, 2017, 2016, and 2015, the Company expensed $73, $73, and $80, respectively, related to the Omaha land lease.

In connection with its acquisition of the Clermont facility, the Company acquired an interest, as ground lessee, in the ground lease related to that facility. The Clermont ground lease commenced in 2013 and has an initial term of seventy-five years.

The aggregate minimum cash payments to be made by the Company on the Omaha land lease and the Clermont land lease as of December 31, 2017, are as follows:

2018	$78
2019	82
2020	82
2021	82
2022	82
Thereafter	1,796
Total	$2,202

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

Note 11 – Income Taxes

Beginning with the 2016 tax year, the Company has qualified as a REIT under the Internal Revenue Code.  To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement that the Company distribute at least 90% of its adjusted taxable income to its stockholders.  It is management’s current intention to adhere to these requirements and be eligible to be a REIT for the year ended December 31, 2017.  As a REIT, the Company generally will not be subject to corporate level federal income tax on taxable income currently distributed to stockholders.  If the Company fails to qualify as a REIT for the 2017 tax year, it will be subject to federal and state income taxes at corporate tax rates.  Even if the Company qualifies to be taxed as a REIT for 2017, it may be subject to federal and state taxes on any undistributed taxable income.

On December 22, 2017, the Tax Cuts and Jobs Act (“TCJA”) was enacted.  The TCJA reduces the statutory federal tax rate from 35.0% to 21.0% effective for tax year 2018 in addition to various other tax law changes that affect the Company.

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company had federal and state net operating loss carry forwards of approximately $3.7 million, which begin expiring in 2033. The Company has adopted ASC Topic 740, “Accounting for Income Taxes,” as of its inception. Pursuant to ASC Topic 740, the Company is required to compute tax asset benefits for non-capital losses carried forward. The potential benefit of the net operating loss has not been recognized in these financial statements because it cannot be assured it is more likely than not it will utilize the loss carried forward in future years.

Significant components of the deferred tax assets and liabilities as of December 31, 2017 and 2016, after applying enacted corporate income tax rates, are as follows:

	December 31,
	2017	2016
Deferred income tax asset:
Net operating and passive activity loss carry forward	$778	$1,438
Valuation allowance	(778)	(1,438)
Net deferred tax asset	$-	$-

The Company periodically assesses the likelihood that it will be able to recover its deferred tax assets. The Company considers all available evidence, both positive and negative, including expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible profits. As a result of this analysis of all available evidence, both positive and negative, the Company concluded that it is not likely that its net deferred tax assets will ultimately be recovered; as such, it recorded a valuation allowance for the net operating and passive activity losses and a reserve due to the anticipated REIT election for calendar year 2017.

The Company follows ASC Topic 740 to recognize, measure, present and disclose in its consolidated financial statements uncertain tax positions that it has taken or expects to take on a tax return. As of December 31, 2017 and December 31, 2016, the Company did not have any liabilities for uncertain tax positions that it believes should be recognized in its financial statements. The Company is no longer subject to U.S. federal, state or local income tax examinations by tax authorities for the years 2013 and earlier. The Company is not currently under examination by any taxing jurisdiction.

Note 12 – Subsequent Events

2018 Investment Activity

From January 1, 2018 through March 1, 2018, the Company purchased four facilities for an aggregate purchase price of $48.4 million.

On March 6, 2018, we entered into a purchase and sale agreement to purchase a portfolio of four medical office buildings located in Belpre, Ohio for $64.2 million. The portfolio is 100% leased to Memorial Health System pursuant to four, triple-net leases with aggregate annual base rent of approximately $5 million.

On January 24, 2018, we entered into a purchase and sale agreement to purchase a portfolio of five medical office buildings located in Orlando, Florida for $16.2 million. The portfolio is 100% leased to Orlando Health pursuant to five, triple-net leases with aggregate annual base rent of approximately $1.3 million.

Increase in Capacity of our Revolving Credit Facility

On March 6, 2018, the Company amended its revolving credit facility to increase the aggregate size of the facility by $90 million to $340 million. As of December 31, 2017, the Company had $164.9 million of outstanding borrowings under this facility.

Dividends

On March 7, 2018, the Company announced the declaration of a cash dividend for the first quarter of 2018 of $0.20 per share of common stock to stockholders of record as of March 22, 2018, to be paid on April 10, 2018.

On March 7, 2018, the Company announced the declaration of a cash dividend of $0.46875 per share to holders of its Series A Cumulative Redeemable Preferred Stock, $0.001 par value per share (the “Series A Preferred Stock”), of record as of April 15, 2018, to be paid on April 30, 2018. This dividend represents the Company’s quarterly dividend on its Series A Preferred Stock for the period from January 31, 2018 through April 29, 2018.

Equity Awards Approved in 2018

On March 5, 2018, the Board approved the recommendations of the Compensation Committee of the Board with respect to the granting of Long-Term Performance-Based Incentive LTIP Awards (the “Long-Term Performance Awards”) and Long-Term Time-Based Incentive LTIP Awards (the “Long-Term Time-Based Awards”) to certain executive officers of the Company and employees of the Advisor who perform services for the Company, both of which were granted pursuant to the Company’s 2016 Equity Incentive Plan.

Long-Term Performance-Based Awards

The Long-Term Performance-Based Awards are subject to the terms and conditions of LTIP Long-Term Performance-Based Award Agreements (“LTIP Long-Term Performance-Based Award Agreements”) between the Company and each grantee. The number of LTIP Units that each grantee is entitled to earn under the LTIP Long-Term Performance-Based Award Agreements will be determined following the conclusion of a three-year performance period based on the Company’s total shareholder return, which is determined based on a combination of appreciation in stock price and dividends paid during the performance period (“TSR”). Each grantee may earn up to 200% of the number of target LTIP units covered by the grantee’s Long-Term Performance-Based Award. Any target LTIP Units that are not earned will be forfeited and cancelled. The number of LTIP Units earned under the Long-Term Performance-Based Awards will be determined as soon as reasonably practicable following the end of the three-year performance period based on the Company’s TSR on an absolute basis (as to 75% of the Long-Term Performance-Based Award) and relative to the SNL Healthcare REIT Index (as to 25% of the Long-Term Performance-Based Award).

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

Distributions. Pursuant to the LTIP Long-Term Performance-Based Award Agreements, distributions equal to the dividends declared and paid by the Company will accrue during the applicable performance period on the maximum number of LTIP Units that the grantee could earn and will be paid with respect to all of the earned LTIP Units at the conclusion of the applicable performance period, in cash or by the issuance of additional LTIP Units at the discretion of the Compensation Committee of the Board.

Long-Term Time-Based Awards

The Long-Term Time-Based Awards will be subject to the terms and conditions of LTIP Unit Award Agreements between the Company and each grantee. Long-Term Time-Based Awards become vested, and cease to be subject to forfeiture, in equal one-third increments on each of the first, second and third anniversaries of the date of grant, which was March 5, 2018.

Note 13 – Selected Quarterly Financial Data (Unaudited)

The following unaudited quarterly data has been prepared on the basis of a December 31 year-end. As a result of acquisition activity and equity offerings throughout 2017 and 2016, the quarterly periods presented are not comparable quarter over quarter. The amounts below represent the Company’s actual quarterly results. For the pro forma impact of the Company’s acquisitions that were accounted for as business combination for the full years ended December 31, 2017 and 2016, refer to Note 3 – “Property Portfolio.” Amounts are in thousands except per share amounts.

	Year Ended December 31, 2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Total revenue	$4,659	$7,423	$8,389	$9,874
Total expenses	5,977 [1]	8,046	7,783	8,625
Net (loss) income	(1,318)[1]	(623)	606	1,249
Less: Preferred stock dividends	-	-	(259)	(1,456)
Less: Net loss attributable to noncontrolling interest	-	-	34	14
Net (loss) income attributable to common stockholders	$(1,318)	$(623)	$381	$(193)

Net (loss) income attributable to common stockholders per share – basic and diluted	$(0.07)	$(0.04)	$0.02	$(0.01)

Weighted average shares outstanding – basic and diluted	17,606	17,644	21,523	21,631

1 In the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 that was filed with the SEC on May 11, 2017, $1.2 million of costs incurred in connection with the Company’s Revolving Credit Facility were erroneously expensed and included in the General and Administrative line item within the Company’s Consolidated Statement of Operations for the three months ended March 31, 2017. The Company corrected this error by removing the approximately $1.2 million from expense and capitalizing it as deferred financing costs on the Company’s Consolidated Balance Sheet as of June 30, 2017, which was included in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 that was filed with the SEC on August 10, 2017. Based upon evaluation and consideration of provisions under ASC Topic 250 – Accounting Changes and Error Corrections, that incorporates SEC Staff Accounting Bulletin (SAB) No. 99 - Materiality, the Company determined that the impact of the error and its subsequent correction as described above, did not have a material impact on previously issued financial statements for the quarter ended March 31, 2017. The total expense and net (loss) income lines in the table above properly reflect the adjusted amounts after correcting this item.

	Year Ended December 31, 2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Total revenue	$1,314	$1,771	$2,002	$3,123
Total expenses	3,261	2,265	3,985	5,053
Net loss	(1,947)	(494)	(1,983)	(1,930)
Less: Preferred stock dividends	-	-	-	-
Less: Net loss attributable to noncontrolling interest	-	-	-	-
Net loss attributable to common stockholders	$(1,947)	$(494)	$(1,983)	$(1,930)

Net loss attributable to common stockholders per share – basic and diluted	$(3.11)	$(0.35)	$(0.11)	$(0.11)

Weighted average shares outstanding – basic and diluted	625	1,427	17,372	17,606

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to ensure that the information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to management, including the principal executive officer (our Chief Executive Officer) and principal financial officer (our Chief Financial Officer) as appropriate, to allow timely decisions regarding required disclosures. Our Chief Executive Officer (our “CEO”) and Chief Financial Officer (our “CFO”) evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2017. Based on that evaluation, our CEO and CFO concluded that, as of the end of the period covered by this Report, the Company’s disclosure controls and procedures were effective.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for the preparation of our consolidated financial statements and related information. Management uses its best judgment to ensure that the consolidated financial statements present fairly, in all material respects, our financial position and results of operations in conformity with generally accepted accounting principles. Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in the Exchange Act. These internal controls are designed to provide reasonable assurance that the reported financial information is presented fairly, that disclosures are adequate and that the judgments inherent in the preparation of financial statements are reasonable. There are inherent limitations in the effectiveness of any system of internal controls including the possibility of human error and overriding of controls. Consequently, even an effective internal control system can only provide reasonable, not absolute, assurance with respect to reporting financial information.

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

Under the supervision of management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal controls over financial reporting were effective as of December 31, 2017.

The effectiveness of our internal control over financial reporting as of December 31, 2017 has been audited by MaloneBailey LLP, our independent registered public accounting firm, as stated in their report included in Part II Item 8. of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

In connection with our Annual Report on Form 10-K for the year ended December 31, 2016, our management concluded that our internal controls over financial reporting were not effective as of December 31, 2016.  Our then CEO and CFO concluded that we had a material weakness due to lack of segregation of duties in multiple areas within the Company. Beginning in the first quarter of 2017, the Company began to undertake remedial measures to address the material weakness in its internal controls. To begin the remediation process, the Company engaged an independent consulting firm that specializes in compliance with the Sarbanes Oxley Act to undertake a full review and evaluation of our personnel levels, key processes, and procedures and to complete documentation that can be monitored and independently tested. During the first and second quarters of 2017, each department of the Company conducted a thorough review of its control processes and updated all of its internal controls. In the third quarter of 2017, the Company (i) hired a new CFO who has extensive experience with internal controls over financial reporting (ii) added a new staff member to its accounting team both increasing the capacity of the team and enhancing segregation of duties, and (iii) finalized each department’s control narratives and internal controls necessary to begin testing internal controls over financial reporting. No changes were made to our internal controls over financial reporting during the fourth quarter of 2017 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.	Other Information

ADDITIONAL MATERIAL U.S. FEDERAL INCOME TAX CONSIDERATIONS

The Tax Cuts and Jobs Act

Enactment of the TCJA

On December 22, 2017, President Trump signed into law H.R. 1, informally titled the Tax Cuts and Jobs Act, or the TCJA. The TCJA makes major changes to the Internal Revenue Code, as amended, or the Code, including several provisions of the Code that may affect the taxation of REITs and their security holders. The most significant of these provisions are described below. The individual and collective impact of these changes on REITs and their security holders is uncertain, and may not become evident for some period. Prospective investors should consult their tax advisors regarding the implications of the TCJA on their investment.

Revised Individual Tax Rates and Deductions

The TCJA creates seven income tax brackets for individuals ranging from 10% to 37% that generally apply at higher thresholds than current law. For example, the highest 37% rate applies to joint return filer incomes above $600,000, instead of the highest 39.6% rate that applies to incomes above $470,700 under pre-TCJA law. The maximum 20% rate that applies to long-term capital gains and qualified dividend income is unchanged, as is the 3.8% Medicare tax on net investment income.

The TCJA also eliminates personal exemptions, but nearly doubles the standard deduction for most individuals (for example, the standard deduction for joint return filers rises from $12,700 in 2017 to $24,000 upon the TCJA’s effectiveness). The TCJA also eliminates many itemized deductions, limits individual deductions for state and local income, property and sales taxes (other than those paid in a trade or business) to $10,000 collectively for joint return filers (with a special provision to prevent 2017 deductions for prepayment of 2018 taxes), and limits the amount of new acquisition indebtedness on principal or second residences for which mortgage interest deductions are available to $750,000. Interest deductions for new home equity debt are eliminated. Charitable deductions are generally preserved. The phaseout of itemized deductions based on income is eliminated.

The TCJA does not eliminate the individual alternative minimum tax, but it raises the exemption and exemption phaseout threshold for application of the tax.

These individual income tax changes are generally effective beginning in 2018, but without further legislation, they will sunset after 2025.

Pass-Through Business Income Tax Rate Lowered through Deduction

Under the TCJA, individuals, trusts, and estates generally may deduct 20% of “qualified business income” (generally, domestic trade or business income other than certain investment items) of a partnership, S corporation, or sole proprietorship. In addition, “qualified REIT dividends” (i.e., REIT dividends other than capital gain dividends and portions of REIT dividends designated as qualified dividend income, which in each case are already eligible for capital gain tax rates) and certain other income items are eligible for the deduction by the taxpayer. The overall deduction is limited to 20% of the sum of the taxpayer’s taxable income (less net capital gain) and certain cooperative dividends, subject to further limitations based on taxable income. In addition, for taxpayers with income above a certain threshold (e.g., $315,000 for joint return filers), the deduction for each trade or business is generally limited to no more than the greater of (i) 50% of the taxpayer’s proportionate share of total wages from a partnership, S corporation or sole proprietorship, or (ii) 25% of the taxpayer’s proportionate share of such total wages plus 2.5% of the unadjusted basis of acquired tangible depreciable property that is used to produce qualified business income and satisfies certain other requirements. The deduction for qualified REIT dividends is not subject to these wage and property basis limits. Consequently, the deduction equates to a maximum 29.6% tax rate on REIT dividends. As with the other individual income tax changes, the deduction provisions are effective beginning in 2018. Without further legislation, the deduction would sunset after 2025.

Net Operating Loss Modifications

Net operating loss (“NOL”) provisions are modified by the TCJA. The TCJA limits the NOL deduction to 80% of taxable income (before the deduction). It also generally eliminates NOL carrybacks for individuals and non-REIT corporations (NOL carrybacks did not apply to REITs under prior law), but allows indefinite NOL carryforwards. The new NOL rules apply to losses arising in taxable years beginning in 2018.

Maximum Corporate Tax Rate Lowered to 21%; Elimination of Corporate Alternative Minimum Tax

The TCJA reduces the 35% maximum corporate income tax rate to a maximum 21% corporate rate, and reduces the dividends-received deduction for certain corporate subsidiaries. The reduction of the corporate tax rate to 21% also results in the reduction of the maximum rate of withholding with respect to our distributions to non-U.S. stockholders that are treated as attributable to gains from the sale or exchange of U.S. real property interests from 35% to 21%. The TCJA also permanently eliminates the corporate alternative minimum tax. These provisions are effective beginning in 2018.

Limitations on Interest Deductibility; Real Property Trades or Businesses Can Elect Out Subject to Longer Asset Cost Recovery Periods

The TCJA limits a taxpayer’s net interest expense deduction to 30% of the sum of adjusted taxable income, business interest, and certain other amounts. Adjusted taxable income does not include items of income or expense not allocable to a trade or business, business interest or expense, the new deduction for qualified business income, NOLs, and for years prior to 2022, deductions for depreciation, amortization, or depletion. For partnerships, the interest deduction limit is applied at the partnership level, subject to certain adjustments to the partners for unused deduction limitation at the partnership level. The TCJA allows a real property trade or business to elect out of this interest limit so long as it uses a 40-year recovery period for nonresidential real property, a 30-year recovery period for residential rental property, and a 20-year recovery period for related improvements described below. For this purpose, a real property trade or business is any real property development, redevelopment, construction, reconstruction, acquisition, conversion, rental, operating, management, leasing, or brokerage trade or business. We believe this definition encompasses our business and thus will allow us the option of electing out of the limits on interest deductibility should we determine it is prudent to do so. Disallowed interest expense is carried forward indefinitely (subject to special rules for partnerships). The interest deduction limit applies beginning in 2018.

Maintains Cost Recovery Period for Buildings; Reduced Cost Recovery Periods for Tenant Improvements; Increased Expensing for Equipment

For taxpayers that do not use the TCJA’s real property trade or business exception to the business interest deduction limits, the TCJA maintains the current 39-year and 27.5-year straight line recovery periods for nonresidential real property and residential rental property, respectively, and provides that tenant improvements for such taxpayers are subject to a general 15-year recovery period. Also, the TCJA temporarily allows 100% expensing of certain new or used tangible property through 2022, phasing out at 20% for each following year (with an election available for 50% expensing of such property if placed in service during the first taxable year ending after September 27, 2017). The changes apply, generally, to property acquired after September 27, 2017 and placed in service after September 27, 2017.

Like Kind Exchanges Retained for Real Property, but Eliminated for Most Personal Property

The TCJA continues the deferral of gain from the like kind exchange of real property, but provides that foreign real property is no longer “like kind” to domestic real property. Furthermore, the TCJA eliminates like kind exchanges for most personal property. These changes are effective generally for exchanges completed after December 31, 2017, with a transition rule allowing such exchanges where one part of the exchange is completed prior to December 31, 2017.

International Provisions: Modified Territorial Tax Regime

The TCJA moves the United States from a worldwide to a modified territorial tax system, with provisions included to prevent corporate base erosion. We currently do not have any foreign subsidiaries or properties, but these provisions could affect any such future subsidiaries or properties.

Other Provisions

The TCJA makes other significant changes to the Code. These changes include provisions limiting the ability to offset dividend and interest income with partnership or S corporation net active business losses. These provisions are effective beginning in 2018, but without further legislation, will sunset after 2025.

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

(a)(2) Financial Statement Schedule

SCHEDULE III

CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION

(dollars in thousands)

		Gross Amount Carried at December 31, 2017[1]
Description	Encum- brances	Land and Improvements	Buildings and Improvements	Intangible Assets, Gross	Total	Accumulated Depreciation at 12/31/17	Year Built / Renovated	Year Acquired	Life on Which Depreciation in Income Statement is Computed
Omaha-LTAC	(4)	$-	$21,867	$-	$21,867	$1,952	2008	2014	(1)
Asheville-ASC	(4)	572	1,934	-	2,506	159	1981/2002	2014	(1)
Pittsburgh-MOB/ASC	(5)	1,287	10,322	-	11,609	585	2006	2015	(1)
Memphis-MOB/ASC	(6)(7)	2,705	17,451	-	20,156	874	(9)	2015	(1)
Plano-Surgical Hospital	(6)	1,050	16,696	-	17,746	804	2013	2016	(1)
Westland-MOB/ASC	(6)	230	4,520	-	4,750	198	1974/2002/2009	2016	(1)
Melbourne-MOB/Imaging	(6)	1,200	14,250	-	15,450	624	1994/2005	2016	(1)
Reading-MOB/ASC	(4)	1,440	7,940	-	9,380	287	1992/2001/2008	2016	(1)
East Orange-MOB	(4)	2,150	10,112	-	12,262	318	1996	2016	(1)
Watertown- MOB/Imaging	(4)	1,100	8,002	-	9,102	251	2011	2016	(1)
Sandusky-MOB	(4)(7)	791	10,710	-	11,501	278	1999/2015/2016/2017	2016/2017	(1)
Carson City-MOB	(4)	760	3,268	-	4,028	96	1991	2016	(1)
Ellijay-MOB	(4)	914	3,337	870	5,121	231	2005/2012/2015	2016	(1)(2)(3)
Altoona-IRF	(4)	1,184	18,505	1,856	21,545	991	1986	2016	(1)(2)(3)
Mechanicsburg-IRF	(4)	810	21,451	1,996	24,257	1,097	1986	2016	(1)(2)(3)
Mesa-IRF	(4)	3,620	16,265	2,465	22,350	872	2009	2016	(1)(2)(3)
Lewisburg-MOB/Imaging	(4)	681	6,114	505	7,300	310	2006	2017	(1)(2)(3)
Cape Coral-MOB	(4)	353	7,017	-	7,370	134	2007	2017	(1)
Las Cruces-MOB	(4)	397	4,618	-	5,015	121	1987/1992/2012	2017	(1)
Prescott-MOB	(4)	791	3,821	-	4,612	68	2016	2017	(1)
Clermont-MOB	(4)	145	4,422	868	5,435	149	2014	2017	(1)(2)(3)
Great Bend-Hospital	(4)	837	23,801	-	24,638	512	2001	2017	(1)
Oklahoma City-Hospital/ASC	(4)	2,953	38,724	7,823	49,500	1,232	2002	2017	(1)(2)(3)
Brockport-MOB	(4)	693	7,097	1,295	9,085	172	2011	2017	(1)(2)(3)
Flower Mound-ASC	(4)	730	3,155	407	4,292	77	2014	2017	(1)(2)(3)
Sherman-IRF/LTAC	(4)	1,601	25,011	-	26,612	299	2009	2017	(1)
Lubbock-MOB	(4)	1,566	5,725	908	8,199	112	2004	2017	(1)(2)(3)
Germantown-MOB/ASC	(4)	3,050	8,385	4,505	15,940	341	2002	2017	(1)(2)(3)
Austin-Rehab Hospital	(4)	7,223	29,616	3,811	40,650	311	2012	2017	(1)(2)(3)
Fort Worth-MOB	(4)	1,738	3,726	786	6,250	29	2016	2017	(1)(2)(3)
Albertville-MOB	(4)	1,154	4,444	1,202	6,800	48	2007	2017	(1)(2)(3)
Moline-MOB/ASC	(4)	854	9,237	1,916	12,007	62	1994/2004	2017	(1)(2)(3)
Lee’s Summit-MOB	(8)	571	2,929	437	3,937	-	2007	2017	(1)(2)(3)
Amarillo-MOB	(8)	1,437	7,254	-	8,691	-	2011	2017	(1)
Wyomissing-MOB	(8)	487	5,250	-	5,737	-	2001/2004	2017	(1)
Saint George-MOB/ASC	(8)	435	5,372	-	5,807	-	1997	2017	(1)
Totals		$47,509	$392,348	$31,650	$471,507	$13,594

1No costs have been capitalized subsequent to acquisition and therefore the gross amount that the investments are carried at December 31, 2017 represents their initial cost to the Company.

(1) Estimated useful life for buildings is 30 to 51 years.

(2) Estimated useful life for tenant improvements is 3 to 16 years.

(3) Estimated useful life for site improvements is 4 to 15 years.

(4) The facility serves as collateral for the Revolving Credit Facility, which had a balance of $164,900 as of December 31, 2017.

(5) The facility serves as collateral for the West Mifflin note, which had a balance of $7,378 as of December 31, 2017

(6) The facility serves as collateral for the Cantor Loan, which had a balance of $32,097 as of December 31, 2017.

(7) One facility did not serve as collateral as of December 31, 2017.

(8) Was not collateral under the Revolving Credit Facility as of December 31, 2017 but became collateral during the first quarter of 2018.

(9) Years of: 1984, 2001, 2003, 2006, 2009, 2011.

	Year Ended December 31, 2017
	2017	2016	2015
Real Estate Assets:
Balance, beginning of period	$206,877	$56,138	$24,373
Additions through acquisitions	264,630	150,739	31,765
Deductions	-	-	-
Balance, end of period	$471,507	$206,877	$56,138

Accumulated Depreciation:
Balance, beginning of period	$3,367	$989	$329
Additions through expense	10,227	2,378	660
Deductions	-	-	-
Balance, end of period	$13,594	$3,367	$989

(a)(3) Exhibits

Exhibit No.	Description

3.1	Articles of Incorporation of Global Medical REIT Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Report on Form 10-Q as filed with the Commission on April 22, 2014).

3.2	Second Amended and Restated Bylaws of Global Medical REIT Inc., adopted as of December 14, 2017 (incorporated herein by reference to Exhibit 3.2(i) to the Company’s Current Report on Form 8-K as filed with the Commission on December 15, 2017).

3.3	Articles of Amendment to Articles of Incorporation filed with the Secretary of State of Maryland (incorporated herein by reference to Annex A to the Company’s Definitive Information Statement on Schedule 14C as filed with the Commission on October 3, 2014).

3.4	Certificate of Correction of Articles of Incorporation of Global Medical REIT Inc. (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-11/A as filed with the Commission on June 15, 2016).

3.5	Certificate of Correction of Articles of Incorporation of Global Medical REIT Inc. (incorporated by reference to Exhibit 3.4 to the Company’s Registration Statement on Form S-11/A as filed with the Commission on June 15, 2016).

3.6	Articles Supplementary for the 7.50% Series A Cumulative Redeemable Preferred Stock (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K as filed with the Commission on September 14, 2017).

4.1	Specimen of 7.50% Series A Cumulative Redeemable Preferred Stock Certificate (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K as filed with the Commission on September 14, 2017).

10.1†	Amended and Restated Management Agreement dated as of July 1, 2016, by and among Global Medical REIT Inc. and Inter-American Management LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Commission on July 7, 2016).

10.2†	Global Medical REIT Inc. 2016 Equity Incentive Plan (incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-8 filed with the Commission on June 30, 2016).

10.3†	Form of Restricted Share Award Agreement (Time Vesting) (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-11/A filed with the Commission on June 15, 2016).

10.4†	Form of LTIP Unit Award Agreement (Officer) (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-11/A filed with the Commission on June 15, 2016).

10.5†	Form of LTIP Unit Award Agreement (Director) (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-11/A filed with the Commission on June 15, 2016).

10.6†	LTIP Award Agreement (Annual Award): For Grantees with an Employment Agreement with the Manager (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K as filed with the Commission on March 6, 2017).

10.7†	LTIP Award Agreement (Annual Award): For Grantees without an Employment Agreement with the Manager (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K as filed with the Commission on March 6, 2017).

10.8†	Form of LTIP Vesting Agreement: For Grantees without an Employment Agreement with the Advisor (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K as filed with the Commission on December 22, 2016).

10.9†	Form of LTIP Vesting Agreement: For Grantees with an Employment Agreement with the Advisor (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K as filed with the Commission on December 22, 2016).

10.10†	LTIP Award Agreement (Long-Term Award): For Grantees with an Employment Agreement with the Manager (incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K as filed with the Commission on March 6, 2017).

10.11†	LTIP Award Agreement (Long-Term Award): For Grantees without an Employment Agreement with the Manager (incorporated by reference to Exhibit 99.4 to the Company’s Current Report on Form 8-K as filed with the Commission on March 6, 2017).

10.12†	Form of Indemnification Agreement between Global Medical REIT Inc. and its directors and officers (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-11/A filed with the Commission on June 15, 2016).

10.13	Agreement of Limited Partnership, dated March 14, 2016, of Global Medical REIT L.P. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K as filed with the Commission on March 18, 2016).

10.14	Contribution and Assignment Agreement dated March 14, 2016, by and between Global Medical REIT Inc. and Global Medical REIT L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Commission on March 18, 2016).

10.15	Purchase Agreement, dated May 17, 2017, by and between Global Medical REIT Inc. and SDB Partners, LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Commission on May 23, 2017).

10.16	Lease Agreement, dated June 30, 2017, by and between Global Medical REIT Inc. and SDB Partners, LLC (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K as filed with the Commission on July 6, 2017).

10.17	Term Loan and Security Agreement between GMR Pittsburgh, LLC and Capital One, National Association dated as of September 25, 2015 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Commission on October 1, 2015).

10.18	Agreement Regarding Reimbursement of Certain Expenses, dated May 8, 2017, by and between the Company and Inter-American Management LLC (incorporated herein by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q as filed with the Commission on May 11, 2017).

10.19	Lease Agreement, dated June 30, 2017, between SDB Partners, LLC and GMR Sherman, LLC. (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K as filed with the Commission on July 6, 2017).

10.20	Purchase Agreement, effective July 5, 2017, between Norvin Austin Rehab LLC and Global Medical REIT Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Commission on July 6, 2017).

10.21	Separation Agreement and General Release, dated August 20, 2017, between Inter-American Management LLC and David A. Young (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Commission on August 21, 2017).

10.22	Form of Consulting Agreement, dated September 19, 2017, between Inter-American Management LLC and David A. Young (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K as filed with the Commission on August 21, 2017).

10.23	Loan Agreement dated March 31, 2016 between GMR Memphis, LLC, GMR Plano, LLC, GMR Melbourne, LLC, and GMR Westland, LLC and Cantor Commercial Real Estate Lending, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Commission on April 6, 2016).

10.24	First Amendment to Agreement of Limited Partnership of Global Medical REIT L.P. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Commission on September 14, 2017).

10.25	Lease Agreement, dated September 17, 2010, between Prevarian Hospital Partners, LP and CTRH, LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Commission on September 29, 2017).

10.26	Underwriting Agreement, dated as of June 28, 2017, by and among Global Medical REIT Inc., Inter-American Management LLC, Global Medical REIT L.P. and Janney Montgomery Scott LLC, as representative of the several underwriters named therein (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Commission on June 30, 2017).

10.27	Asset Purchase Agreement between Global Medical REIT Inc. and Marina Towers LLC dated as of January 7, 2016 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Commission on January 14, 2016).

10.28	Asset Purchase Agreement dated March 31, 2016, between Global Medical REIT, Inc. and Chery Hill Real Estate, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K as filed with the Commission on April 6, 2016).

10.29	Lease Agreement between an affiliate of Global Medical REIT, Inc. and The Surgical Institute of Michigan, LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K as filed with the Commission on April 6, 2016).

10.30	Asset Purchase Agreement dated April 19, 2016, between Global Medical REIT, Inc. and Paper Mill Partners, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Commission on April 25, 2016).

10.31	Underwriting Agreement dated as of June 28, 2016, by and among Global Medical REIT Inc., Inter-American Management LLC and Wunderlich Securities, Inc., as representative of the several underwriters named therein (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K as filed with the Commission on July 5, 2016).

10.32	Purchase Agreement dated as of November 29, 2016, between GMR MESA, LLC and HR ACQUISITION I CORPORATION (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Commission on November 30, 2016).

10.33	Purchase Agreement dated as of November 29, 2016, between GMR ALTOONA, LLC and HR ACQUISITION OF PENNSYLVANIA, INC. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K as filed with the Commission on November 30, 2016).

10.34	Purchase Agreement dated as of November 29, 2016, between GMR MECHANICSBURG, LLC, HR ACQUISITION OF PENNSYLVANIA, INC. and PENNSYLVANIA HRT, INC. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K as filed with the Commission on November 30, 2016).

10.35	Credit Facility Agreement dated December 2, 2016 by and among Global Medical REIT L.P., Global Medical REIT INC., the certain Subsidiaries from time to time party thereto as Guarantors, and BMO Harris Bank N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Commission on December 5, 2016).

10.36	First Amendment to Credit Facility Agreement, dated March 3, 2017 by and among Global Medical REIT L.P., Global Medical REIT INC., the certain Subsidiaries from time to time party thereto as Guarantors, and BMO Harris Bank N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Commission on March 6, 2017).

10.37	Amended and Restated Building Lease between CRUSE-TWO, L.L.C. and OKLAHOMA CENTER FOR ORTHOPEDIC & MULTI-SPECIALTY SURGERY, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K as filed with the Commission on February 2, 2017).

10.38	Lease Agreement between HR Acquisition I Corporation and GMR Mesa LLC. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Commission on December 23, 2016).

10.39	Master Lease Agreement by and between GMR OKLAHOMA, LLC and CRUSE-TWO, L.L.C. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K as filed with the Commission on February 2, 2017).

10.40	Lease Agreement between HR Acquisition of Pennsylvania, Inc. and GMR Altoona, LLC. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K as filed with the Commission on December 23, 2016).

10.41	Lease Agreement between HR Acquisition of Pennsylvania, Inc. and GMR Mechanicsburg, LLC. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K as filed with the Commission on December 23, 2016).

10.42	Purchase Agreement dated as of December 30, 2016, by and between GLOBAL MEDICAL REIT, INC. and GREAT BEND SURGICAL PROPERTIES, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Commission on January 4, 2017).

10.43	Purchase and Sale Agreement dated as of January 30, 2017, between CRUSE-TWO, L.L.C., CRUSE-SIX, L.L.C., and GMR OKLAHOMA CITY, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Commission on February 2, 2017).

10.44	Lease Agreement between TC CONCORD PLACE I, INC. and SPECIALISTS SURGERY CENTER (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K as filed with the Commission on February 2, 2017).

10.45	Lease Agreement dated March 31, 2017, between GMR Great Bend, LLC, a Delaware limited liability company, and Great Bend Regional Hospital, L.L.C., a Kansas limited liability company (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Commission on April 5, 2017).

12*	Statement Re: Computation of Ratio of Earnings to Combined Fixed Charges.

21*	Subsidiaries of the Company.

23.1*	Consent of MaloneBailey, LLP

31.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Schema

101.CAL *	XBRL Taxonomy Calculation Linkbase

101.DEF *	XBRL Taxonomy Definition Linkbase

101.LAB *	XBRL Taxonomy Label Linkbase

101.PRE *	XBRL Taxonomy Presentation Linkbase

† Management contract or compensatory plan or arrangement.

* Filed herewith

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Global Medical REIT Inc.

Dated: March 12, 2018	By:	/s/ Jeffrey M. Busch
Jeffrey M. Busch
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the date indicated.

Signature	Title	Date

/s/ Jeffrey M. Busch
Jeffrey M. Busch	Chief Executive Officer (Principal Executive Officer) and Director	March 12, 2018

/s/ Robert J. Kiernan
Robert J. Kiernan	Chief Financial Officer (Principal Financial and Accounting Officer)	March 12, 2018

/s/ Zhang Jingguo
Zhang Jing Guo	Director	March 12, 2018

/s/ Zhang Huiqi
Zhang Huiqi	Director	March 12, 2018

/s/ Kurt Harrington
Kurt Harrington	Director	March 12, 2018

/s/ Matthew Cypher
Matthew Cypher	Director	March 12, 2018

/s/ Ronald Marston
Ronald Marston	Director	March 12, 2018

/s/ Dr. Roscoe Moore
Dr. Roscoe Moore	Director	March 12, 2018

/s/ Henry Cole
Henry Cole	Director	March 12, 2018

