Form 10-Q
period 2018-03-31
Global Medical REIT Inc.
filed 2018-05-09
CIK 1533615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Large accelerated filer	☐	Accelerated filer	☑
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding May 4, 2018
Common Stock, $0.001 par value per share	21,630,675

GLOBAL MEDICAL REIT INC.

Consolidated Balance Sheets

(in thousands, except par values)

	As of
	March 31, 2018	December 31, 2017
	(unaudited)
Assets
Investment in real estate:
Land	$52,301	$42,701
Building	436,185	384,338
Site improvements	5,590	4,808
Tenant improvements	9,201	8,010
Acquired lease intangible assets	34,034	31,650
	537,311	471,507
Less: accumulated depreciation and amortization	(17,420)	(13,594)
Investment in real estate, net	519,891	457,913
Cash and cash equivalents	3,351	5,109
Restricted cash	4,050	2,005
Tenant receivables	1,253	704
Escrow deposits	2,508	1,638
Deferred assets	5,171	3,993
Deferred financing costs, net	3,105	2,750
Other assets	527	459
Total assets	$539,856	$474,571

Liabilities and Stockholders’ Equity
Liabilities:
Revolving credit facility	$229,150	$164,900
Notes payable, net of unamortized discount of $898 and $930 at March 31, 2018 and December 31, 2017, respectively	38,577	38,545
Accounts payable and accrued expenses	4,125	2,020
Dividends payable	5,826	5,638
Security deposits and other	4,912	2,128
Due to related parties, net	1,035	1,036
Acquired lease intangible liability, net	1,488	1,291
Total liabilities	285,113	215,558
Stockholders' equity:
Preferred stock, $0.001 par value, 10,000 shares authorized; 3,105 issued and outstanding at March 31, 2018 and December 31, 2017 (liquidation preference of $77,625 at March 31, 2018 and December 31, 2017)	74,959	74,959
Common stock, $0.001 par value, 500,000 shares authorized; 21,631 shares issued and outstanding at March 31, 2018 and December 31, 2017	22	22
Additional paid-in capital	205,788	205,788
Accumulated deficit	(38,349)	(34,434)
Total Global Medical REIT Inc. stockholders' equity	242,420	246,335
Noncontrolling interest	12,323	12,678
Total stockholders’ equity	254,743	259,013
Total liabilities and stockholders' equity	$539,856	$474,571

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GLOBAL MEDICAL REIT INC.

Consolidated Statements of Operations

(unaudited and in thousands, except per share amounts)

	Three Months Ended March 31,
	2018	2017

Revenue
Rental revenue	$10,488	$4,629
Expense recoveries	1,068	-
Other income	8	30
Total revenue	11,564	4,659

Expenses
Acquisition fees	117	942
General and administrative	1,005	1,595
Operating expenses	1,105	23
Management fees – related party	1,081	627
Depreciation expense	2,906	1,346
Amortization expense	765	344
Interest expense	2,684	1,100
Total expenses	9,663	5,977

Net income (loss)	$1,901	$(1,318)
Less: Preferred stock dividends	(1,455)	-
Less: Net income attributable to noncontrolling interest	(35)	-
Net income (loss) attributable to common stockholders	$411	$(1,318)

Net income (loss) attributable to common stockholders per share – basic and diluted	$0.02	$(0.07)

Weighted average shares outstanding – Basic and Diluted	21,631	17,606

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GLOBAL MEDICAL REIT INC.

Consolidated Statement of Stockholders’ Equity

(unaudited and in thousands)

	Common Stock		Preferred Stock				Global
	Shares	$ Amount	Shares	$ Amount	Additional Paid-in Capital	Accumulated Deficit	Medial REIT Inc. Stockholders’ Equity	Non- controlling Interest	Total Stockholders’ Equity

Balances, December 31, 2017	21,631	$22	3,105	$74,959	$205,788	$(34,434)	$246,335	$12,678	$259,013

Net income	-	-	-	-	-	1,866	1,866	35	1,901

Stock-based compensation expense	-	-	-	-	-	-	-	182	182

Dividends to common stockholders	-	-	-	-	-	(4,326)	(4,326)	-	(4,326)

Dividends to preferred stockholders	-	-	-	-	-	(1,455)	(1,455)	-	(1,455)

Dividends to noncontrolling interest	-	-	-	-	-	-	-	(414)	(414)

LTIP Units redeemed in cash	-	-	-	-	-	-	-	(158)	(158)
Balances, March 31, 2018	21,631	$22	3,105	$74,959	$205,788	$(38,349)	$242,420	$12,323	$254,743

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GLOBAL MEDICAL REIT INC.

Consolidated Statements of Cash Flows

(unaudited and in thousands)

	Three Months Ended March 31,
	2018	2017
Operating activities
Net income (loss)	$1,901	$(1,318)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation expense	2,906	1,346
Amortization of acquired lease intangible assets	765	344
Amortization of above (below) market leases, net	113	(8)
Amortization of deferred financing costs	430	159
Stock-based compensation expense	182	420
Capitalized deal costs charged to expense	4	3
Changes in operating assets and liabilities:
Tenant receivables	(549)	(135)
Deferred assets	(1,178)	(383)
Other assets	86	-
Accounts payable and accrued expenses	1,834	1,358
Security deposits and other	2,784	1,380
Accrued management fees due to related party	17	6
Net cash provided by operating activities	9,295	3,172

Investing activities
Purchase of land, buildings, and other tangible and intangible assets and liabilities	(65,565)	(108,067)
Escrow deposits for purchase of properties	(798)	(1,308)
Payments for construction in process	(133)	-
Pre-acquisition costs for purchase of properties	246	126
Net cash used in investing activities	(66,250)	(109,249)

Financing activities
Escrow deposits required by third party lenders	(72)	(8)
Borrowings repaid to related parties	(18)	-
Proceeds from revolving credit facility, net	64,250	101,200
Payments of deferred financing costs	(753)	(1,992)
Redemption of LTIP Units	(158)	-
Dividends paid to common stockholders, and OP and LTIP Unit holders	(4,552)	(3,604)
Dividends paid to preferred stockholders	(1,455)	-
Net cash provided by financing activities	57,242	95,596
Net increase (decrease) in cash and cash equivalents	287	(10,481)
Cash and cash equivalents and restricted cash—beginning of period	7,114	20,612
Cash and cash equivalents and restricted cash—end of period	$7,401	$10,131

Supplemental cash flow information:
Cash payments for interest	$2,245	$830

Noncash financing and investing activities:
Accrued dividends payable	$5,710	$3,652
Accrued pre-acquisition costs for purchase of properties and construction in process	$271	$-

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

The Company holds its facilities and conducts its operations through a Delaware limited partnership subsidiary named Global Medical REIT L.P. (the “Operating Partnership”) and the Operating Partnership’s wholly-owned subsidiaries. The Company, through a wholly-owned subsidiary, serves as the sole general partner of the Operating Partnership. As of March 31, 2018, the Company was the 92.22% limited partner of the Operating Partnership, with an aggregate of 7.78% owned by holders of long-term incentive plan (“LTIP”) units and third-party holders of Operating Partnership units (“OP Units”).

Note 2 – Summary of Significant Accounting Policies

Basis of presentation

The accompanying financial statements are unaudited and include the accounts of the Company, including the Operating Partnership and its wholly-owned subsidiaries. The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the accompanying financial statements do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the audited financial statements and notes thereto for the fiscal year ended December 31, 2017. In the opinion of management, all adjustments of a normal and recurring nature necessary for a fair presentation of the financial statements for the interim periods have been made.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company, including the Operating Partnership and its wholly-owned subsidiaries. The Company presents the portion of any equity it does not own but controls (and thus consolidates) as noncontrolling interest. Noncontrolling interest in the Company includes the LTIP units that have been granted to the Company’s and Advisor’s directors, officers and employees and the OP Units held by third parties. Refer to Note 5 – “Stockholders’ Equity” and Note 7 – “Stock-Based Compensation” for additional information regarding the OP Units and LTIP units.

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

Cash and Cash Equivalents and Restricted Cash

On January 1, 2018 the Company adopted the provisions of Accounting Standards Update (“ASU”) 2016-18, “Statement of Cash Flows (Topic 230) Restricted Cash” (“ASU 2016-18”), which requires that the statement of cash flows explain the change during the period in the total of cash and cash equivalents and amounts generally described as restricted cash. In accordance with the requirements of ASU 2016-18, the following table provides a reconciliation of the Company’s cash and cash equivalents and restricted cash that sums to the total of those amounts at the end of the periods presented on the Company’s accompanying Consolidated Statements of Cash Flows for the three months ended March 31, 2018 and 2017:

	As of March 31,
	2018	2017
Cash and cash equivalents	$3,351	$8,357
Restricted cash	$4,050	$1,774
Total cash and cash equivalents and restricted cash(1)	$7,401	$10,131

(1) Represents the total of the amounts at the end of the periods presented on the Consolidated Statements of Cash Flows as required by ASU 2016-18. The cash and cash equivalents and restricted cash balance as of December 31, 2017 and December 31, 2016 were $7,114 and $20,612, respectively.

The Company considers all demand deposits, cashier’s checks, money market accounts, and certificates of deposit with a maturity of three months or less to be cash equivalents. Amounts included in restricted cash represent (1) certain security deposits received from tenants at the inception of their leases; (2) cash required to be held by a third-party lender as a reserve for debt service; and (3) funds held by the Company that were received from certain tenants that the Company collected to pay specific tenant expenses, such as real estate taxes and insurance, on the tenant’s behalf.

Tenant Receivables

The tenant receivable balance as of March 31, 2018 and December 31, 2017 was $1,253 and $704, respectively. The balance as of March 31, 2018 consisted of $166 in funds owed from the Company’s tenants for rent that the Company had earned but had not yet received, and $1,009 in funds owed by certain of the Company’s tenants for amounts the Company collects to pay specific tenant expenses, such as real estate taxes and insurance, on the tenants’ behalf. Additionally, as of March 31, 2018 the balance included $78 in miscellaneous receivables. The balance as of December 31, 2017 consisted of $125 in funds owed from the Company’s tenants for rent that the Company had earned but had not yet received, and $579 in funds owed by certain of the Company’s tenants for amounts the Company collects to pay specific tenant expenses, such as real estate taxes and insurance, on the tenants’ behalf.

Escrow Deposits

The escrow balance as of March 31, 2018 and December 31, 2017 was $2,508 and $1,638, respectively. Escrow deposits include funds held in escrow to be used for the acquisition of properties in the future and for the payment of taxes, insurance, and other amounts as stipulated by the Company’s Cantor Loan, as hereinafter defined.

Deferred Assets

The deferred assets balance as of March 31, 2018 and December 31, 2017 was $5,171 and $3,993, respectively. The balance as of March 31, 2018 consisted of $5,014 in deferred rent receivables resulting from the recognition of revenue from leases with fixed annual rental escalations on a straight-line basis and the balance of $157 represented other deferred costs. The balance as of December 31, 2017 consisted of $3,842 in deferred rent receivables resulting from the recognition of revenue from leases with fixed annual rental escalations on a straight-line basis and the balance of $151 represented other deferred costs.

Other Assets

Other assets primarily consist of capitalized costs related to the Company’s property acquisitions. Costs that are incurred prior to the completion of the acquisition of a property are capitalized if all of the following conditions are met: (a) the costs are directly identifiable with the specific property, (b) the costs would be capitalized if the property were already acquired, and (c) acquisition of the property is probable. These costs are included with the value of the acquired property upon completion of the acquisition. The costs are charged to expense when it is probable that the acquisition will not be completed. The other assets balance was $527 as of March 31, 2018, which consisted of $284 in capitalized costs related to property acquisitions and $58 in a prepaid asset. Additionally, as of March 31, 2018 the other asset balance included $185 in construction-in-process related to tenant improvements at one of the Company’s facilities. The other assets balance was $459 as of December 31, 2017, which consisted of $316 in capitalized costs related to property acquisitions and $143 in a prepaid asset.

Security Deposits and Other

The security deposits and other liability balance as of March 31, 2018 and December 31, 2017 was $4,912 and $2,128, respectively. The balance as of March 31, 2018 consisted of security deposits of $4,209 and a tenant impound liability of $703 related to amounts owed for specific tenant expenses, such as real estate taxes and insurance. The balance as of December 31, 2017 consisted of security deposits of $1,620 and a tenant impound liability of $508 related to amounts owed for specific tenant expenses.

Reclassification and Correction for the Three Months Ended March 31, 2017

The Company’s Consolidated Statements of Operations for the three months ended March 31, 2018 and 2017 includes the expense line item “Operating Expenses.” For the three months ended March 31, 2018 this line item primarily included reimbursable property operating expenses that the Company pays on behalf of certain of its tenants, including real estate taxes and insurance, non-reimbursable property operating expenses, and also includes certain other operating expenses. During the three months ended March 31, 2017, the Company recorded property operating expenses in the “General and Administrative” expense line item. Accordingly, for the three months ended March 31, 2017 these expenses have been reclassified from the “General and Administrative” expense line item into the “Operating Expenses” line item within the Company’s Consolidated Statements of Operations.

In the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 that was filed with the SEC on May 11, 2017, there were $1,223 of costs incurred in connection with the Company’s amended revolving credit facility that were erroneously expensed and included in the “General and Administrative” expense line item within the Company’s Consolidated Statement of Operations for the three months ended March 31, 2017.  The Company corrected this error by removing the approximately $1,223 from expense and capitalizing it as “Deferred Financing Costs, Net” on the Company’s Consolidated Balance Sheet as of June 30, 2017. Based upon evaluation and consideration of provisions under Accounting Standards Codification (“ASC”) Topic 250 – Accounting Changes and Error Corrections, that incorporates SEC Staff Accounting Bulletin No. 99 - Materiality, the Company determined that the impact of the error and its subsequent correction as described above, did not have a material impact on the previously issued financial statements for the quarter ended March 31, 2017. The accompanying consolidated financial statements for the quarter ended March 31, 2017 that are included herein have been adjusted to reflect the correction of this error.

New Accounting Pronouncements – Leases and Revenue Recognition

In February 2016, the FASB issued ASU No. 2016-02 “Leases” (“ASU 2016-02”). This standard creates Topic 842, Leases, and supersedes FASB ASC 840, “Leases.” ASU 2016-02 requires a lessee to recognize the assets and liabilities that arise from leases (both operating and finance leases). However, for leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election not to recognize lease assets and lease liabilities. The main difference between the existing guidance on accounting for leases and the new standard is that operating leases will now be recorded as assets and liabilities. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for operating leases. ASU 2016-02 is expected to impact the Company’s consolidated financial statements as the Company has certain operating ground lease arrangements for which it is the lessee and therefore will be required to recognize right of use assets and related lease liabilities on its consolidated balance sheets upon adoption of this new standard. Current GAAP requires only capital leases to be recognized in the statement of financial position, and amounts related to operating leases largely are reflected in the financial statements as rent expense on the income statement and in disclosures to the financial statements. ASU 2016-02 is effective for annual reporting periods (including interim periods within those periods) beginning after December 15, 2018. Early adoption is permitted. The Company anticipates that its ground leases where it is the lessor will continue to be accounted for as operating leases under the new standard.  The Company does not currently anticipate significant changes in the accounting for its lease revenues.  The Company will continue to evaluate the impact of adopting the new leases standard on its consolidated financial statements and related disclosures.

In May 2014, with subsequent updates issued in August 2015 and March, April and May 2016, the FASB issued ASU 2014-09 “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). ASU 2014-09 was developed to enable financial statement users to better understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The update’s core principle is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Companies are to use a five-step contract review model to ensure revenue is recognized, measured and disclosed in accordance with this principle. Those steps include the following: (i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to each performance obligation in the contract, and (v) recognize revenue when or as the entity satisfies a performance obligation.

The Company has identified four main revenue streams of which three of them originate from lease contracts and will be subject to Leases ASU 2016-02, Topic 842 (described above) effective for annual reporting periods (including interim periods) beginning after December 15, 2018. The Company’s revenue streams are:

Revenue Recognition (ASU 2014-09, Topic 610-20):

•	Gain (loss) on sale of real estate properties

Leases (ASU 2016-02, Topic 842):

•	Rental revenues
•	Straight line rents
•	Tenant recoveries

Management adopted the provisions of ASU 2014-09 effective January 1, 2018 and has concluded that all of the Company’s material revenue streams fall outside of the scope of this guidance.  During the quarters ended March 31, 2018 and 2017, the Company sold no real estate properties and therefore had no revenue stream from that source. The new standard may be applied retrospectively to each prior period presented or prospectively with the cumulative effect, if any, recognized as of the date of adoption.  The Company selected the modified retrospective transition method as of the date of adoption effective January 1, 2018.  Management concluded that the majority of total revenues consist of rental income from leasing arrangements, which is specifically excluded from the standard.  The Company analyzed its remaining revenue streams and concluded there are no changes in revenue recognition with the adoption of the new standard.  As such, adoption of ASU 2014-09 did not result in a cumulative adjustment recognized as of January 1, 2018, and the standard did not have a material impact on the Company’s consolidated financial statements or disclosures.

Note 3 – Property Portfolio

Implementation of New Business Combination Accounting Standard

Effective January 1, 2018, the Company adopted the provisions of ASU 2017-01 – “Business Combinations (Topic 805): Clarifying the Definition of a Business” (“ASU 2017-01”). ASU 2017-01 provides revised guidance to determine when an acquisition meets the definition of a business or alternatively should be accounted for as an asset acquisition. ASU 2017-01 requires that, when substantially all of the fair value of an acquisition is concentrated in a single identifiable asset or a group of similar identifiable assets, the asset or group of similar identifiable assets does not meet the definition of a business and therefore is required to be accounted for as an asset acquisition. Transaction costs will continue to be capitalized for asset acquisitions and expensed as incurred for business combinations. ASU 2017-01 will result in most, if not all, of the Company’s post January 1, 2018 acquisitions being accounted for as asset acquisitions because substantially all of the fair value of the gross assets the Company acquires are concentrated in a single asset or group of similar identifiable assets. For asset acquisitions that are “owner occupied” (meaning that the seller either is the tenant or controls the tenant) the purchase price, including capitalized acquisition costs, will be allocated to land and building based on their relative fair values with no value allocated to intangible assets or liabilities. For asset acquisitions where there is a lease in place but not “owner occupied” the Company will allocate the purchase price to tangible assets and any intangible assets acquired or liabilities assumed based on their relative fair values.

Summary of Properties Acquired During the Three Months Ended March 31, 2018

During the three months ended March 31, 2018, the Company completed five acquisitions. For all five acquisitions, substantially all of the fair value of the acquisitions was concentrated in a single identifiable asset or group of similar identifiable assets and therefore all of the acquisitions represent asset acquisitions under the guidance provided by ASU 2017-01. Accordingly, transaction costs for these acquisitions were capitalized.

A rollforward of the gross investment in land, building and improvements as of March 31, 2018, resulting from these acquisitions is as follows:

	Land	Building	Site & Tenant Improvements	Acquired Lease Intangibles	Gross Investment in Real Estate
Balances as of January 1, 2018	$42,701	$384,338	$12,818	$31,650	$471,507
Facility Acquired – Date Acquired:
Moline / Silvis – 1/24/18	-	4,895	1,216	989	7,100
Freemont – 2/9/18	162	8,335	-	-	8,497
Gainesville – 2/23/18	625	9,885	-	-	10,510
Dallas – 3/1/18	6,272	17,012	-	-	23,284
Orlando – 3/22/18	2,543	11,720	756	1,395	16,414
Total Additions(1):	9,600	51,847	1,973	2,384	65,804
Balances as of March 31, 2018	$52,301	$436,185	$14,791	$34,034	$537,311

(1)An aggregate of $239 of intangible liabilities were acquired from the acquisitions that occurred during the three months ended March 31, 2018, resulting in total gross investments funded using cash of $65,565.

Depreciation expense was $2,906 and $1,346 for the three months ended March 31, 2018 and 2017, respectively.

As of March 31, 2018, the Company had aggregate capital improvement commitments to improve or expand existing tenant space of $19 million.  Many of these allowances are subject to contingencies that make it difficult to predict when such allowances will be utilized, if at all.  However, the Company expects to be obligated to spend approximately $3 million in tenant improvements during 2018 in connection with its Sherman, Silvis, and Gainesville facilities.

The following is a summary of the acquisitions completed during the three months ended March 31, 2018. Each acquisition was accounted for as an asset acquisition in accordance with the provisions of ASU 2017-01:

Moline / Silvis Facilities

Moline Facility - On January 24, 2018, the Company purchased a medical office building located in Moline, Illinois, which included the seller’s interest, as ground lessee, in an existing ground lease. The ground lease has approximately 10 years remaining in the initial term, with 12 consecutive five-year renewal options. Upon the closing of this acquisition, the Company assumed two subleases: one sublease with Fresenius Medical Care Quad Cities, LLC (“Fresenius”) with approximately 13 years remaining in the initial term, with three consecutive five-year renewal options; and one sublease with Quad Cities Nephrology Associates, P.L.C. with approximately 15 years remaining in the initial term, with three consecutive five-year renewal options.

Silvis Facility - On January 24, 2018, the Company purchased a medical office building located in Silvis, Illinois from the same seller as the Moline facility, which included the seller’s interest, as ground lessee, in an existing ground lease. The ground lease has approximately 67 years remaining in the initial term, with no renewal options. Upon the closing of this acquisition, the Company assumed one sublease with Fresenius with approximately 13 years remaining in the initial term, with three consecutive 5-year renewal options.

The aggregate purchase price for the Moline/Silvis facilities was $6.9 million. The following table presents the details of the tangible and intangible assets acquired and liabilities assumed for this acquisition:

Site improvements	$249
Building and tenant improvements	5,862
In-place leases	343
Above market lease intangibles	219
Leasing costs	427
Below market lease intangibles	(229)
Total purchase price	$6,871

Fremont Facility - On February 9, 2018, the Company purchased a medical office building located in Fremont, Ohio for a purchase price of approximately $8.5 million. Upon the closing of this acquisition, the Company entered into a new 12-year lease with Northern Ohio Medical Specialists, LLC (NOMS) with four consecutive five-year renewal options.

Gainesville Facility - On February 23, 2018, the Company purchased a medical office building and ambulatory surgery center located in Gainesville, Georgia for a purchase price of approximately $10.5 million. Upon the closing of this acquisition, the Company entered into a new 12-year lease with SCP Eye Care Services, LLC with four consecutive five-year renewal options.

Dallas Facility - On March 1, 2018, the Company purchased a hospital, a three-story parking garage, and land all located in Dallas, Texas for an aggregate purchase price of $23.3 million. In addition to the hospital and the parking garage, the land underlays two medical office buildings that are not owned by the Company, each of which is ground leased to the hospital. Upon the closing of this acquisition, the Company entered into two leases with Pipeline East Dallas, LLC, with one lease of the hospital and the other lease for the land.

Orlando Facilities - On March 22, 2018, the Company purchased five medical office buildings from five affiliated sellers for an aggregate purchase price of $16.4 million. Upon the closing of this acquisition, the Company assumed five existing leases with Orlando Health, Inc. One lease has approximately one year remaining in its initial term, with one 10-year renewal option; one lease has approximately six years remaining in its initial term, with three consecutive five-year renewal options; one lease has approximately six years remaining in its initial term, with four consecutive five-year renewal options; one lease has approximately six years remaining in its initial term, with three consecutive five-year renewal options; and one lease was amended at closing to extend the remaining term to five years with four consecutive five-year renewal options. The following table presents the details of the tangible and intangible assets acquired and liabilities assumed:

Land and site improvements	$3,075
Building and tenant improvements	11,944
In-place leases	808
Above market lease intangibles	229
Leasing costs	358
Below market lease intangibles	(10)
Total purchase price	$16,404

Intangible Assets and Liabilities

The following is a summary of the carrying amount of intangible assets and liabilities as of the dates presented:

	As of March 31, 2018
	Cost	Accumulated Amortization	Net
Assets
In-place leases	$18,212	$(2,098)	$16,114
Above market ground lease	707	(10)	697
Above market leases	4,854	(371)	4,483
Leasing costs	10,261	(782)	9,479
	$34,034	$(3,261)	$30,773
Liabilities
Below market leases	$1,628	$(140)	$1,488

	As of December 31, 2017
	Cost	Accumulated Amortization	Net
Assets
In-place leases	$17,061	$(1,577)	$15,484
Above market ground lease	488	(6)	482
Above market leases	4,625	(220)	4,405
Leasing costs	9,476	(538)	8,938
	$31,650	$(2,341)	$29,309
Liabilities
Below market leases	$1,389	$(98)	$1,291

The following is a summary of the acquired lease intangible amortization:

	Three Months Ended March 31,
	2018	2017
Amortization expense related to in-place leases	$521	$281
Amortization expense related to leasing costs	$244	$63
Decrease in rental revenue related to above market ground lease	$4	$1
Decrease in rental revenue related to above market leases	$151	$3
Increase in rental revenue related to below market leases	$42	$12

As of March 31, 2018, scheduled future aggregate net amortization of the acquired lease intangible assets and liabilities for each fiscal year ended December 31 is listed below:

	Net Decrease in Revenue	Net Increase in Expenses
2018 (nine months remaining)	$(457)	$2,554
2019	(610)	3,406
2020	(610)	3,406
2021	(613)	2,791
2022	(614)	2,526
Thereafter	(788)	10,910
Total	$(3,692)	$25,593

As of March 31, 2018, the weighted average amortization periods for asset lease intangibles and liability lease intangibles were 7.34 years and 8.51 years, respectively.

Note 4 – Notes Payable and Revolving Credit Facility

Summary of Notes Payable, Net of Discount

The Company’s notes payable, net, includes two loans: (1) the Cantor Loan and (2) the West Mifflin Note, described below. The following table sets forth the aggregate balances of these loans as of the dates presented:

	March 31, 2018	December 31, 2017
Notes payable, gross	$39,475	$39,475
Less: Unamortized debt discount	(898)	(930)
Notes payable, net	$38,577	$38,545

Costs incurred related to securing the Company’s fixed-rate debt instruments were capitalized as a debt discount, net of accumulated amortization, and are netted against the Company’s Notes Payable balance in the accompanying Consolidated Balance Sheets. Amortization expense incurred related to the debt discount was $32, and $33 for the three months ended March 31, 2018 and 2017, respectively, and is included in the “Interest Expense” line item in the accompanying Consolidated Statements of Operations.

Cantor Loan

On March 31, 2016, through certain of the Company’s wholly owned subsidiaries, the Company entered into a $32,097 portfolio commercial mortgage-backed securities loan (the “Cantor Loan”) with Cantor Commercial Real Estate Lending, LP (“CCRE”). The subsidiaries are GMR Melbourne, LLC, GMR Westland, LLC, GMR Memphis, LLC, and GMR Plano, LLC (“GMR Loan Subsidiaries”). The Cantor Loan has cross-default and cross-collateral terms. The Cantor Loan has a maturity date of April 6, 2026 and accrues annual interest at 5.22%. The first five years of the term require interest-only payments and thereafter payments will include interest and principal, amortized over a 30-year schedule. Prepayment can only occur within four months prior to the maturity date, except that after the earlier of (a) two years after the loan is placed in a securitized mortgage pool, or (b) May 6, 2020, the Cantor Loan can be fully and partially defeased upon payment of amounts due under the Cantor Loan and payment of a defeasance amount that is sufficient to purchase U.S. government securities equal to the scheduled payments of principal, interest, fees, and any other amounts due related to a full or partial defeasance under the Cantor Loan.

The Company secured the payment of the Cantor Loan with the assets, including property, facilities, and rents, held by the GMR Loan Subsidiaries and has agreed to guarantee certain customary recourse obligations, including findings of fraud, gross negligence, or breach of environmental covenants by the GMR Loan Subsidiaries. The GMR Loan Subsidiaries will be required to maintain a monthly debt service coverage ratio of 1.35:1.00 for all of the collateral properties in the aggregate.

The note balance as of March 31, 2018 and December 31, 2017 was $32,097. Interest expense incurred on this note for the three months ended March 31, 2018 and 2017 was $419.

As of March 31, 2018, scheduled principal payments due for each fiscal year ended December 31 are listed below as follows:

2018	$-
2019	-
2020	-
2021	315
2022	449
Thereafter	31,333
Total	$32,097

West Mifflin Note

On September 25, 2015 the Company (through its wholly owned subsidiary GMR Pittsburgh LLC, as borrower) entered into a Term Loan and Security Agreement with Capital One to borrow $7,378. The note bears interest at 3.72% per annum and all unpaid interest and principal is due on September 25, 2020. Interest is paid in arrears and interest payments began on November 1, 2015, and on the first day of each calendar month thereafter. Principal payments begin on November 1, 2018 and on the first day of each calendar month thereafter based on an amortization schedule with the remaining principal balance due on the maturity date. The Company, at its option, may prepay the note at any time, in whole (but not in part) with advanced written notice. The note has an early termination fee of two percent if prepaid prior to September 25, 2018. The West Mifflin facility serves as collateral for the note. The note requires a quarterly fixed charge coverage ratio of at least 1:1, a quarterly minimum debt yield of 0.09:1.00, and annualized Operator EBITDAR (as defined in the note) measured on a quarterly basis of not less than $6,000. The Operator is Associates in Ophthalmology, Ltd. and Associates Surgery Centers, LLC. The note balance as of March 31, 2018 and December 31, 2017 was $7,378. Interest expense incurred on this note for the three months ended March 31, 2018 and 2017 was $69.

As of March 31, 2018, scheduled principal payments due for each fiscal year ended December 31 are listed below as follows:

2018	$22
2019	136
2020	7,220
Total	$7,378

Revolving Credit Facility

The Company, Operating Partnership, as borrower, and certain of its subsidiaries (such subsidiaries, the “Subsidiary Guarantors”) are parties to a syndicated revolving credit facility with BMO Harris Bank N.A. (“BMO”), as Administrative Agent (the “Revolving Credit Facility”). On March 6, 2018, the Revolving Credit Facility was amended to increase its aggregate capacity by $90,000 to $340,000. In accordance with ASC Topic 470, Debt, the Company capitalized the costs incurred related to this amendment as all of the syndicates’ capacity was increased with the modification.

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

During the three months ended March 31, 2018 the Company borrowed $68,750 under the Revolving Credit Facility and repaid $4,500 for a net amount borrowed of $64,250. During the three months ended March 31, 2017 the Company borrowed $101,200 under the Revolving Credit Facility and made no repayments. For the three months ended March 31, 2018 and 2017, interest expense incurred on the Revolving Credit Facility was $1,766 and $454, respectively.

As of March 31, 2018 and December 31, 2017, the Company had $229,150 and $164,900 of outstanding borrowings under the Revolving Credit Facility, respectively.

Deferred Financing Costs, Net

Costs incurred related to securing the Company’s Revolving Credit Facility have been capitalized as a deferred financing asset, net of accumulated amortization, in the accompanying Consolidated Balance Sheets.

A rollforward of the deferred financing cost balance as of March 31, 2018, is as follows:

Balance as of January 1, 2018, net	$2,750
Additions – Revolving Credit Facility	753
Deferred financing cost amortization expense	(398)
Balance as of March 31, 2018, net	$3,105

Amortization expense incurred related to the Revolving Credit Facility deferred financing costs was $398 and $126 for the three months ended March 31, 2018 and 2017, respectively, and is included in the “Interest Expense” line item in the accompanying Consolidated Statements of Operations.

Weighted-Average Interest Rate and Term

The weighted average interest rate and term of our debt was 3.95% and 2.44 years, respectively, at March 31, 2018, compared to 3.72% and 2.94 years, respectively, at December 31, 2017.

Note 5 – Stockholders’ Equity

Preferred Stock

The Company’s charter authorizes the issuance of 10,000 shares of preferred stock, par value $0.001 per share. As of March 31, 2018 and December 31, 2017, there were 3,105 shares of Series A Cumulative Redeemable Preferred Stock (“Series A Preferred Stock”), issued and outstanding. The Series A Preferred Stock has a liquidation preference of $25 per share.

Dividend activity on our preferred stock for the three months ended March 31, 2018 is summarized in the following table:

Date Announced	Record Date	Applicable Quarter	Payment Date	Quarterly Dividend	Amount Accrued		Dividends per Share

December 15, 2017	January 15, 2018	Q4 2017	January 31, 2018	$1,455	$-		$0.46875
March 7, 2018	April 15, 2018	Q1 2018	April 30, 2018	$1,455	$970	[1]	$0.46875

1Represents the February and March 2018 months of the total $1,455 preferred dividend payment due on April 30, 2018.

The holders of the Series A Preferred Stock are entitled to receive dividend payments only when, as and if declared by the Board (or a duly authorized committee of the Board). Dividends will accrue or be payable in cash from the original issue date, on a cumulative basis, quarterly in arrears on each dividend payment date at a fixed rate per annum equal to 7.50% of the liquidation preference of $25 per share (equivalent to $1.875 per share on an annual basis). Dividends on the Series A Preferred Stock will be cumulative and will accrue whether or not funds are legally available for the payment of those dividends, whether or not the Company has earnings and whether or not those dividends are declared by the Board. The quarterly dividend payment dates on the Series A Preferred Stock are January 31, April 30, July 31 and October 31 of each year, which commenced on October 31, 2017. During the three months ended March 31, 2018 and 2017 the Company paid preferred dividends of $1,455 and zero, respectively.

Common Stock

The Company has 500,000 authorized shares of common stock, $0.001 par value. As of March 31, 2018 and December 31, 2017, there were 21,631 outstanding shares of common stock.

Common stock dividend activity for the three months ended March 31, 2018 is summarized in the following table:

Date Announced	Record Date	Applicable Quarter	Payment Date	Dividend Amount(1)	Dividends per Share

December 15, 2017	December 26, 2017	Q4 2017	January 10, 2018	$4,552	$0.20
March 7, 2018	March 22, 2018	Q1 2018	April 10, 2018	$4,691	$0.20

(1)Includes dividends on granted LTIP units and OP Units issued to third parties.

During the three months ended March 31, 2018 and 2017, the Company paid total dividends on its common stock, LTIP units and OP Units in the amount of $4,552 and $3,604, respectively.

As of March 31, 2018 and December 31, 2017, the Company accrued $165 and $116 for dividends payable on the aggregate annual and long-term LTIP units that are subject to retroactive receipt of dividends on the amount of LTIPs ultimately earned. See Note 7 – Stock-Based Compensation for additional information.

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

OP Units

As of March 31, 2018 and December 31, 2017, there were 1,246 OP Units issued and held by third parties with an aggregate value of $11,532. These OP Units were primarily issued in connection with the acquisition of two separate facilities during the year ended December 31, 2017.

Note 6 – Related Party Transactions

Management Agreement

Upon completion of the Company’s initial public offering on July 1, 2016, the Company and the Advisor entered into an amended and restated management agreement (the “Management Agreement”). Certain material terms of the Management Agreement are summarized in the section titled “Business — Our Advisor and our Management Agreement,” contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on March 12, 2018.

Management Fees and Accrued Management Fees

For the three months ended March 31, 2018 and 2017, management fees of $1,081 and $627, respectively, were incurred and expensed by the Company. The management fee is calculated in accordance with the terms of the Management Agreement which requires an annual base management fee equal to 1.5% of our stockholders’ equity (as defined in the Management Agreement). During the three months ended March 31, 2018 and 2017, management fees of $1,064 and $621, respectively, were paid to the Advisor. Accrued management fees due to the Advisor were $1,081 and $1,064 as of March 31, 2018 and December 31, 2017, respectively.

Allocated General and Administrative Expenses

Effective May 8, 2017, the Company and the Advisor entered into an agreement pursuant to which, for a period of one year commencing on May 8, 2017, the Company agreed to reimburse the Advisor for $125 of the annual salary of the General Counsel and Secretary of the Company for so long as he continues to be primarily dedicated to the Company in his capacity as its General Counsel and Secretary. In the future, the Company may receive additional allocations of general and administrative expenses from the Advisor that are either clearly applicable to or were reasonably allocated to the operations of the Company. Other than via the terms of the reimbursement agreement, there were no allocated general and administrative expenses from the Advisor for the three months ended March 31, 2018 and 2017.

Due to Related Parties, Net

All related party balances are due on demand and non-interest-bearing.

A rollforward of the due (to) from related parties balance, net, as of December 31, 2017, is as follows:

	Due to Advisor – Mgmt. Fees	Due (to) from Advisor – Other Funds	Due (to) from Other Related Party	Total Due (To) From Related Parties, Net
Balance as of January 1, 2018	$(1,064)	9	19	$(1,036)
Management fee expense incurred (1)	(1,081)	-	-	(1,081)
Management fees paid to Advisor (1)	1,064	-	-	1,064
Borrowings repaid to Advisor (2)	-	19	-	19
Borrowings from other related party	-	-	(1)	(1)
Balance as of March 31, 2018	$(1,081)	28	18	$(1,035)

(1)Net amount accrued of $17 consists of $1,081 in management fee expense incurred, net of $1,064 of accrued management fees that were paid to the Advisor. This represents a cash flow operating activity.

(2)Amount represents amounts paid by the Company on the Advisor’s behalf. This represents a cash flow financing activity.

Note 7 – Stock-Based Compensation

2016 Equity Incentive Plan

The 2016 Equity Incentive Plan (the “Plan”) is intended to assist the Company and its affiliates in recruiting and retaining employees of the Manager, members of the Board, executive officers of the Company, and individuals who provide services to those entities or affiliates of those entities.

The Plan is intended to permit the grant of both qualifying and non-qualified options, and the grant of stock appreciation rights, restricted stock, unrestricted stock, awards of restricted stock units, performance awards and other equity-based awards (including LTIP units) for up to an aggregate of 1,232 shares of common stock, subject to increase under certain provisions of the Plan.

Based on the grants outstanding as of March 31, 2018, there are 444 shares that remain available to be granted under the Plan. Units subject to awards under the Plan that are forfeited, cancelled, lapsed, settled in cash or otherwise expired (excluding shares withheld to satisfy exercise prices or tax withholding obligations) are available for grant.

Time-Based Grants

The time-based vesting LTIP unit activity under the Plan during the three months ended March 31, 2018 was as follows:

Net LTIP units outstanding as of December 31, 2017	436
LTIP units granted (1)	36
LTIP units granted via the 2017 Performance Program – Annual Awards (2)	57
LTIP units granted as 2018 time-based awards (3)	73
LTIP units redeemed in cash (4)	(22)
Net LTIP units outstanding as of March 31, 2018	580

(1)	On March 5, 2018, the Board approved these grants, which vest 50% on March 5, 2020 and 50% on March 5, 2021.
(2)	This amount represents grants from the previously disclosed 2017 Annual Awards. On March 5, 2018 the Compensation Committee determined the extent to which the Company achieved the performance goals related to the 2017 Annual Awards and determined the number of LTIP units that each grantee was entitled to receive. These grants vested 50% on March 5, 2018, the determination date, and the remaining 50% vest on March 5, 2019.
(3)	These grants were approved by the Board on March 5, 2018 and are subject to the terms and conditions of the 2018 LTIP Unit Award Agreements between the Company and each grantee. These grants vest in equal one-third increments on each of March 5, 2019, March 5, 2020, and March 5, 2021.
(4)	Represents vested LTIP units that the grantees elected to redeem, for which the Company paid $158 in cash in lieu of issuing Company stock.

A detail of the vested and unvested LTIP units outstanding as of March 31, 2018 is as follows:

Total vested units	274
Unvested units:
Granted to employees of the Advisor	290
Granted to the Company’s independent directors	16
Total unvested units	306
LTIP units outstanding as of March 31, 2018	580

The Company expenses the fair value of all time-based LTIP unit grants in accordance with the fair value recognition requirements of ASC Topic 718, Compensation-Stock Compensation, for “employees,” and ASC Topic 505, Equity, for “non-employees.”

Performance Based Awards

On February 28, 2017 and March 5, 2018, the Board approved performance-based awards (the “Long-Term Awards”), comprising the 2017 long-term performance-based LTIP awards (the “2017 Program”) and 2018 long-term performance-based LTIP awards (the “2018 Program”) to the executive officers of the Company and other employees of the Company’s external manager who perform services for the Company. None of the LTIP units awarded under the 2017 Program or the 2018 Program had been earned by the participants as of March 31, 2018.

As of March 31, 2018, there were 98 target Long-Term Awards under the 2017 Program and 110 target Long-Term Awards under the 2018 Program. Additionally, as disclosed in Note 11 – Subsequent Events, on April 9, 2018, the Board approved the 2018 annual performance based LTIP awards.

The Long-Term Awards are subject to the terms and conditions of 2017 and 2018 LTIP Long-Term Award Agreements (collectively the “LTIP Long-Term Award Agreements”) between the Company and each grantee. The number of LTIP units that each grantee is entitled to earn under the LTIP Long-Term Award Agreements will be determined following the conclusion of a three-year performance period based on the Company’s total stockholder return (“TSR”), which is determined based on a combination of appreciation in stock price and dividends paid during the performance period. Each grantee may earn up to 200% of the number of target LTIP units covered by the grantee’s Long-Term Award. Any target LTIP units that are not earned will be forfeited and cancelled. The number of LTIP units earned under the Long-Term Awards will be determined as soon as reasonably practicable following the end of the three-year performance period (2017 or 2018 depending on the program) based on the Company’s TSR on an absolute basis (as to 75% of the Long-Term Award) and relative to the SNL Healthcare REIT Index (as to 25% of the Long-Term Award).

As the Long-Term Awards were granted to non-employees and involved market-based performance conditions, in accordance with the provisions of ASC Topic 505, the Long-Term Awards utilize a Monte Carlo simulation to provide a grant date fair value for expense recognition; however, the accounting after the measurement date requires a fair value re-measurement each reporting period until the awards vest. The fair value re-measurement will be performed by calculating a Monte Carlo produced fair value at the conclusion of each reporting period until vesting. The Monte Carlo simulation is a generally accepted statistical technique used, in this instance, to simulate a range of possible future stock prices for the Company and the members of the SNL Healthcare REIT Index over the performance period.

Vesting. LTIP units that are earned as of the end of the applicable performance period will be subject to forfeiture restrictions that will lapse (“vesting”), subject to continued employment through each vesting date, in two installments as follows: 50% of the earned LTIP units will vest upon being earned as of the end of the applicable performance which is the calendar day immediately preceding the third anniversary of the grant date or the date of a Change of Control, and the remaining 50% will vest on the first anniversary of the initial vesting date.

Distributions. Pursuant to the LTIP Long-Term Award Agreements, distributions equal to the dividends declared and paid by the Company will accrue during the applicable performance period on the maximum number of LTIP units that the grantee could earn and will be paid with respect to all of the earned LTIP units at the conclusion of the applicable performance period, in cash or by the issuance of additional LTIP units at the discretion of the Compensation Committee of the Board (the “Compensation Committee”).

Stock Compensation Expense

The Company incurred stock compensation expense of $182 and $420 for the three months ended March 31, 2018 and 2017, respectively, related to the grants awarded under the Plan. Compensation expense is included within “General and Administrative” expense in the Company’s Consolidated Statements of Operations.

Total unamortized compensation expense related to these awards of approximately $2.57 million is expected to be recognized subsequent to March 31, 2018 over a weighted average remaining period of 2.59 years.

Note 8 – Rental Revenue

The aggregate annual minimum cash to be received by the Company on the noncancelable operating leases related to its portfolio of facilities in effect as of March 31, 2018, is as follows for the subsequent years ended December 31; as listed below.

2018 (nine months remaining)	$31,213
2019	42,070
2020	42,780
2021	41,173
2022	40,098
Thereafter	311,854
Total	$509,188

For the three months ended March 31, 2018, the Encompass facilities constituted approximately 13% of the Company’s rental revenue, the OCOM facilities constituted approximately 11% of the Company’ rental revenue, the Austin facility constituted approximately 8% of the Company’s rental revenue, the Sherman facility constituted approximately 7% of the Company’s rental revenue, and the Great Bend facility constituted approximately 6% of the Company’s rental revenue. All other facilities in the Company’s portfolio constituted the remaining 55% of the total rental revenue with no individual facility constituting greater than approximately 4% of total rental revenue.

For the three months ended March 31, 2017, the Encompass facilities constituted approximately 30% of the Company’s rental revenue, the Omaha and Plano facilities each constituted approximately 9% of the Company’s rental revenue, and the Tennessee facilities constituted approximately 8% of rental revenue. All other facilities in the Company’s portfolio constituted the remaining 44% of the total rental revenue with no individual facility representing greater than approximately 6% of total rental revenue.

Note 9 –Land Leases

The Company acquired an interest, as ground lessee, in the ground lease related to the Omaha and Clermont facilities at their dates of acquisition. During the three months ended March 31, 2018, in connection with the acquisitions of the Moline facility on January 24, 2018, the Company acquired the seller’s interest, as ground lessee, in an existing ground lease that has approximately 10 years remaining in the initial term, with 12 consecutive five-year renewal options. Additionally, in connection with the acquisition of the Silvis facility on January 24, 2018, the Company acquired the seller’s interest, as ground lessee, in an existing ground lease that has approximately 67 years remaining in the initial term, with no renewal options.

The aggregate minimum cash payments to be made by the Company on these land leases in effect as of March 31, 2018, are as follows for the subsequent years ended December 31; as listed below.

2018 (nine months remaining)	$77
2019	109
2020	109
2021	109
2022	109
Thereafter	2,234
Total	$2,747

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

Note 11 – Subsequent Events

Annual Performance-Based Equity Awards Approved Subsequent to March 31, 2018

On April 9, 2018, the Board approved the recommendations of the Compensation Committee with respect to the granting of 2018 Annual Performance-Based LTIP Awards (the “2018 Annual Awards”) to the executive officers of the Company and other employees of the Advisor who perform services for the Company. The 2018 Annual Awards were granted pursuant to the Plan.

An aggregate of 163,329 target LTIP units were awarded under the 2018 Annual Awards. The number of target LTIP units comprising each 2018 Annual Award is based on the closing price of the Company’s common stock of $7.00 per share on April 9, 2018 (the date of grant), as reported on the New York Stock Exchange, rounded to the next highest whole LTIP unit to eliminate fractional units. The Annual Awards will be subject to the terms and conditions of LTIP Annual Award Agreements (“2018 LTIP Annual Award Agreements”) between the Company and each grantee.

The Compensation Committee and Board established performance goals for calendar year 2018, as set forth in Exhibit A to the 2018 LTIP Annual Award Agreements (the “Performance Goals”) that will be used to determine the number of LTIP units earned by each grantee. As soon as reasonably practicable following the last day of the 2018 fiscal year, the Compensation Committee and Board will determine the extent to which the Company has achieved each of the Performance Goals (expressed as a percentage) and, based on such determination, will calculate the number of LTIP units that each grantee is entitled to receive. Each grantee may earn up to 150% of the number of his/her target LTIP units. Any 2018 Annual Award LTIP units that are not earned will be forfeited and cancelled.

Vesting. LTIP units that are earned as of the end of the applicable performance period will be subject to vesting, subject to continued employment through each vesting date, in two installments as follows: 50% of the earned LTIP units will become vested as of the earlier of (a) the date in 2019 that the Board approves the number of LTIP units to be awarded pursuant to the performance components set forth in the 2018 LTIP Annual Award Agreements, or (b) the date upon which a change of control occurs; and 50% of the Earned LTIP Units become vested on the one year anniversary of the initial vesting date.

Distributions. Distributions equal to the dividends declared and paid by the Company will accrue during the applicable performance period on the maximum number of LTIP units that the grantee could earn and will be paid with respect to all of the earned LTIP units at the conclusion of the applicable performance period, in cash or by the issuance of additional LTIP units at the discretion of the Compensation Committee.

Acquisition Completed Subsequent to March 31, 2018

Belpre Facilities

On April 19, 2018, the Company, through a wholly-owned subsidiary of its Operating Partnership, closed on the acquisition of a portfolio of four medical office buildings (the “Belpre Portfolio”) and a right of first refusal to purchase a fifth, yet to be built, medical office building on the same campus. The aggregate purchase price of the Belpre Portfolio was $64.2 million, $5.5 million of which was paid in the form of OP Units of the OP, at a per unit price of $9.00. Upon the closing of the acquisition of the Belpre Portfolio, the Company, through a wholly-owned subsidiary of the Operating Partnership, assumed the sellers’ interest, as lessor, in four triple-net leases with Marietta Memorial Hospital, a subsidiary of Memorial Health System. The leases have a weighted average remaining lease term of approximately 13.3 years, with each of the Belpre Portfolio Leases containing three, five-year tenant renewal options.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our financial statements included herein, including the notes to those financial statements, included elsewhere in this report. Some of the comments we make in this section are forward-looking statements within the meaning of the federal securities laws. For a complete discussion of forward-looking statements, see the section below entitled “Forward-Looking Statements.” Certain risk factors may cause actual results, performance or achievements to differ materially from those expressed or implied by the following discussion. For a discussion of such risk factors, see Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2017, that was filed with the United States Securities and Exchange Commission (the “SEC” or the “Commission”) on March 12, 2018 and Item 1A. Risk Factors contained in this Quarterly Report on Form 10-Q. Unless otherwise indicated all dollar and share amounts in the following discussion are presented in thousands.

Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Report”) contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). In particular, statements pertaining to our trends, liquidity, capital resources, dividends, and the healthcare industry and healthcare real estate opportunities, among others, contain forward-looking statements. You can identify forward-looking statements by the use of forward-looking terminology including, but not limited to, “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates” or “anticipates” or the negative of these words and phrases or similar words or phrases which are predictions of or indicate future events or trends and which do not relate solely to historical matters. You can also identify forward-looking statements by discussions of strategy, plans or intentions.

Forward-looking statements involve numerous risks and uncertainties and you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data or methods which may be incorrect or imprecise and we may not be able to realize them. We do not guarantee that the transactions and events described will happen as described (or that they will happen at all). The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

•	defaults on or non-renewal of leases by tenants;
•	decreased rental rates or increased vacancy rates;
•	difficulties in identifying healthcare facilities to acquire and completing such acquisitions;
•	adverse economic or real estate conditions or developments, either nationally or in the markets in which our facilities are located;
•	our failure to generate sufficient cash flows to service our outstanding obligations;
•	fluctuations in interest rates and increased operating costs;
•	our ability to satisfy our short and long-term liquidity requirements;
•	our ability to deploy the debt and equity capital we raise;
•	our ability to raise additional equity and debt capital on terms that are attractive or at all;
•	our ability to make distributions on shares of our common and preferred stock;
•	general volatility of the market price of our common and preferred stock;
•	our lack of a significant operating history;
•	changes in our business or our investment or financing strategy;
•	changes in our management internalization plans;
•	our dependence upon key personnel whose continued service is not guaranteed;
•	ability and the ability of our external manager, Inter-American Management, LLC’s (the “Advisor”), to identify, hire and retain highly qualified personnel in the future;
•	the degree and nature of our competition;
•	changes in healthcare laws, governmental regulations, tax rates and similar matters;
•	changes in current healthcare and healthcare real estate trends;
•	changes in expected trends in Medicare, Medicaid and commercial insurance reimbursement trends;
•	competition for investment opportunities;
•	our failure to successfully integrate acquired healthcare facilities;
•	our expected tenant improvement expenditures;

•	changes in accounting policies generally accepted in the United States of America (“GAAP”);
•	lack of or insufficient amounts of insurance;
•	other factors affecting the real estate industry generally;
•	changes in the tax treatment of our distributions;
•	our failure to qualify and maintain our qualification as a real estate investment trust (“REIT”) for U.S. federal income tax purposes; and
•	limitations imposed on our business and our ability to satisfy complex rules relating to REIT qualification for U.S. federal income tax purposes.

See Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2017, that was filed with the SEC on March 12, 2018 and Item 1A. Risk Factors in this Quarterly Report on Form 10-Q, for further discussion of these and other risks, as well as the risks, uncertainties and other factors discussed in this Report and identified in other documents we may file with the SEC from time to time. You should carefully consider these risks before making any investment decisions in our company. New risks and uncertainties may also emerge from time to time that could materially and adversely affect us. While forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance. We disclaim any obligation to update or revise any forward-looking statement to reflect changes in underlying assumptions or factors, of new information, data or methods, future events or other changes after the date of this Report, except as required by applicable law. You should not place undue reliance on any forward-looking statements that are based on information currently available to us or the third parties making the forward-looking statements.

Overview

Global Medical REIT Inc. (the “Company,” “us,” “we,” or “our”) is an externally-managed, Maryland corporation engaged primarily in the acquisition of licensed, state-of-the-art, purpose-built healthcare facilities and the leasing of these facilities to strong clinical operators with leading market share. The Company is externally managed and advised by the Advisor.

We elected to be taxed as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2016. We conduct our business through an umbrella partnership real estate investment trust, or UPREIT, structure in which our properties are owned by wholly-owned subsidiaries of our operating partnership, Global Medical REIT L.P. (the “Operating Partnership”). We, through a wholly-owned subsidiary, are the sole general partner of our Operating Partnership and, as of March 31, 2018, we owned approximately 92.22% of the outstanding operating partnership units (“OP Units”) of our Operating Partnership.

Executive Summary

The following table summarizes the material changes in our business and operations for the periods presented:

	Three Months Ended March 31,
	2018	2017
	(in thousands, except per share amounts)

Rental revenue	$10,488	$4,629
Interest expense	$2,684	$1,100
General and administrative expense	$1,005	$1,595
Preferred stock dividends	$1,455	-

Net income (loss) attributable to common stockholders per share	$0.02	$(0.07)
FFO per share(1)	$0.18	$0.02
AFFO per share(1)	$0.16	$0.09

Dividends per common share	$0.20	$0.20
Weighted average common shares outstanding	21,631	17,606
Weighted average OP Units outstanding	1,246	-
Weighted average LTIP units outstanding	507	-

	As of
	March 31, 2018	December 31, 2017
	(dollars in thousands)

Total investment in real estate, gross	$537,311	$471,507
Total debt, net of unamortized discount	$267,727	$203,445
Weighted average interest rate	3.95%	3.72%
Total equity	$254,743	$259,013
Net leasable square feet	1,714,230	1,331,186

(1)	See “—Non-GAAP Financial Measures,” for a description of our non-GAAP financial measures and a reconciliation of our non-GAAP financial measures.

Our Properties

As of March 31, 2018, our portfolio consisted of 42 facilities with an aggregate of (i) approximately 1.7 million leasable square feet, (ii) approximately $41.3 million of annualized base rent, (iii) an approximate weighted average capitalization rate of 7.8% and (iv) approximately 10.7 weighted average lease years remaining. The table below summarizes our portfolio as of March 31, 2018:

Property	Location	Leasable Square Feet (LSF)	% of Portfolio LSF	Annualized Base Rent (in thousands)(1)	% of Portfolio Annualized Base Rent	Cap. Rate(2)	Lease Years Remaining(3)
Select Medical Hospital	Omaha, NE	41,113	2.4%	$1,762	4.3%	8.1%	5.3
Orthopedic Surgery Center of Asheville	Asheville, NC	8,840	0.5%	245	0.6%	10.1%	3.9
Associates in Ophthalmology	West Mifflin, PA	27,193	1.6%	784	1.9%	6.9%	12.5
Gastro One	Memphis, TN	52,266	3.0%	1,323	3.2%	6.6%	9.8
Star Medical Center	Plano, TX	24,000	1.4%	1,278	3.1%	7.3%	17.8
Surgical Institute of Michigan	Westland, MI	15,018	0.9%	389	0.9%	8.2%	8.0
Marina Towers	Melbourne, FL	75,899	4.4%	1,127	2.7%	7.3%	8.0
Berks Eye Physicians & Surgeons	Wyomissing, PA	17,000	1.0%	449	1.1%	7.5%	8.3
Berkshire Eye Surgery Center	Reading, PA	6,500	0.4%	241	0.6%	7.5%	8.3
East Orange General Hospital	East Orange, NJ	60,442	3.5%	962	2.3%	8.1%	8.5
Brown Clinic	Watertown, SD	48,132	2.8%	721	1.7%	8.0%	13.5
Northern Ohio Medical Specialists (NOMS)	Sandusky, OH	55,760	3.3%	864	2.1%	7.7%	9.6
Carson Medical Group Clinic	Carson City, NV	20,632	1.2%	354	0.9%	9.4%	5.6
Piedmont Healthcare	Ellijay, GA	44,162	2.6%	364	0.9%	7.4%	8.3
Encompass (Mesa)	Mesa, AZ	51,903	3.0%	1,762	4.3%	7.9%	6.6
Encompass (Altoona)	Altoona, PA	70,007	4.1%	1,672	4.1%	7.8%	3.1
Encompass (Mechanicsburg)	Mechanicsburg, PA	78,836	4.6%	1,877	4.5%	7.8%	3.1
Southwest Florida Neurological & Rehab	Cape Coral, FL	25,814	1.5%	540	1.3%	7.4%	8.8
Geisinger Specialty Care	Lewisburg, PA	28,480	1.7%	542	1.3%	7.4%	5.1
Las Cruces Orthopedic	Las Cruces, NM	15,761	0.9%	362	0.9%	7.4%	10.8
Thumb Butte Medical Center	Prescott, AZ	12,000	0.7%	371	0.9%	8.2%	8.9
Southlake Heart & Vascular Institute	Clermont, FL	18,152	1.1%	369	0.9%	7.1%	4.6
Oklahoma Center for Orthopedic & Multi-specialty Surgery (OCOM)	Oklahoma City, OK	97,406	5.6%	3,561	8.6%	7.2%	15.1
Great Bend Regional Hospital	Great Bend, KS	63,978	3.7%	2,144	5.2%	8.7%	14.0
Unity Family Medicine	Brockport, NY	29,497	1.7%	621	1.5%	7.2%	12.7
Lonestar Endoscopy	Flower Mound, TX	10,062	0.6%	294	0.7%	7.3%	8.5
Texas Digestive	Fort Worth, TX	18,084	1.1%	431	1.0%	6.9%	10.3
Carrus Specialty Hospital	Sherman, TX	69,352	4.0%	2,346	5.7%	9.0%	19.3
Cardiologists of Lubbock	Lubbock, TX	27,280	1.6%	600	1.5%	7.3%	11.4
Conrad Pearson Clinic	Germantown, TN	33,777	2.0%	1,488	3.6%	9.3%	6.1
Central Texas Rehabilitation Clinic	Austin, TX	59,258	3.5%	2,885	6.9%	7.1%	9.1
Heartland Clinic	Moline, IL	34,020	2.0%	892	2.2%	7.7%	15.3
Albertville Medical Building	Albertville, MN	21,486	1.3%	481	1.2%	7.1%	10.8
Amarillo Bone & Joint Clinic	Amarillo, TX	23,298	1.4%	594	1.4%	6.9%	11.7
Kansas City Cardiology	Lee’s Summit, MO	12,180	0.7%	275	0.7%	7.2%	6.8
Zion Eye Institute	St. George, UT	16,000	0.9%	400	1.0%	7.0%	11.7
Respiratory Specialists	Wyomissing, PA	17,598	1.0%	405	1.0%	7.2%	9.7
Quad City Kidney Center	Moline, IL	27,173	1.6%	548	1.3%	8.2%	13.1
Northern Ohio Medical Specialists (NOMS)	Fremont, OH	25,893	1.5%	608	1.5%	7.3%	11.9
Gainesville Eye	Gainesville, GA	34,020	2.0%	776	1.9%	7.5%	11.9
City Hospital of White Rock	Dallas, TX	236,314	13.7%	2,230	5.4%	9.7%	19.9
Orlando Health	Orlando, FL	59,644	3.5%	1,340	3.2%	8.3%	4.6
Totals / Weighted Average		1,714,230	100.0%	$41,277	100.0%	7.8%	10.4

(1)	Monthly base rent for March 2018 multiplied by 12.
(2)	Annualized base rent for March 2018 divided by contractual purchase price.
(3)	Does not include tenant renewal options.

Recent Developments

On April 19, 2018, the Company closed on the acquisition of an aggregate 155,600 square-foot portfolio of four medical office buildings and a right of first refusal to purchase a fifth, yet to be built, medical office building located in Belpre, Ohio, for an aggregate purchase price of $64.2 million.

Trends Which May Influence Results of Operations

We believe the following trends may positively impact our business and results of operations:

•	growing healthcare expenditures – According to the U.S. Department of Health and Human Services, overall healthcare expenditures are expected to grow at an average rate of 5.6% per year from 2016 through 2025. We believe the long-term growth in healthcare expenditures will correlate with the long-term leases at our properties and help maintain or increase the value of our healthcare real estate portfolio;
•	an aging population – according to the 2010 U.S. Census, the segment of the population consisting of people 65 years or older comprise the fastest growing segment of the overall U.S. population. We believe this segment of the U.S. population will utilize many of the services provide at our healthcare facilities such as orthopedics, cardiac, gastroenterology and rehabilitation;
•	a continuing shift towards outpatient care – according to the American Hospital Association, patients are demanding more outpatient operations. We believe this shift in patient preference from inpatient to out-patient facilities will benefit our tenants as most of our properties consists of medical office buildings, ambulatory surgery centers and specialty hospitals that provide an alternative to inpatient facilities such as acute-care hospitals;
•	physician practice group and hospital consolidation – We believe the trend towards physician group consolidation will serve to strengthen the credit quality of our tenants if our tenants merge or are consolidated with larger health systems;
•	a highly fragmented healthcare real estate market. Despite the move toward consolidation with respect to healthcare services, we believe the healthcare real estate market continues to be highly fragmented, which will provide us with significant acquisition opportunities; and
•	Increased supply of attractive acute-care hospital acquisition opportunities – We believe many hospital systems are moving towards investing more in out-patient facilities and divesting acute-care hospitals. Although not the primary focus of our investment strategy, we believe that the current supply and demand forces in the hospital market could provide opportunities to purchase high-quality, acute-care hospitals in desirable markets at attractive, risk-adjusted returns.

We believe the following trends may negatively impact our business and results of operations:

•	Increasing Market Volatility. To date in 2018, the stock markets have experienced volatility. During this period of volatility, the stock of healthcare REITs have struggled, with the FTSE NAREIT Equity Healthcare Index dropping approximately 12.24% during the first quarter of 2018. If markets continue to experience volatility, or healthcare REIT stocks continue to decline, we could have difficulty raising equity capital at attractive prices or at all, which could inhibit our ability to grow our portfolio;
•	Increases in short-term interest rates. During 2018, the market interest rates on which our credit facility interest rate is based have increased. If this trend continues and we are unable to hedge our interest rate exposure, our interest rate expense will increase, which would negatively affect our results of operations;
•	Leverage restrictions. Pursuant to our revolving credit facility, our consolidated leverage ratio, defined as the ratio of our total debts to total assets, cannot exceed 0.65:1 and our minimum fixed charge coverage ratio, defined as the ratio of Adjusted EBITDA and Fixed Charges, must be at least 1.50:1. As of March 31, 2018, our total debt was approximately $267.7 million and our total interest expense plus preferred dividends for the three months ended March 31, 2018 was approximately $4.1 million, and our consolidated leverage and fixed charge coverage ratios were 0.49:1 and 2.11:1, respectively. Due to our leverage limitations, if we are unable to raise equity capital in sufficient amounts or at all in order to pay down our indebtedness, we will be limited in the amount of properties we may acquire;
•	Increased demand for our core assets. The heavy pace of acquisitions in our core asset classes in 2017 led to a market-wide decrease in capitalization rates. If this acquisition pace continues into 2018, we may see further decreases in the capitalization rates of our core asset classes, which will, due to our high cost of capital, make it harder to acquire accretive assets in our core asset class. If we are unable to make accretive acquisitions in our core asset classes, we may not be able to acquire as many properties as we would like or may be forced to purchase more non-core assets or riskier assets in order to meet our business objectives; and
•	Changes in third party reimbursement methods and policies. As the price of healthcare services continues to increase, we believe third-party payors, such as Medicare and commercial insurance companies, will continue to scrutinize and reduce the types of healthcare services eligible for, and the amounts of, reimbursement under their health insurance plans. Additionally, many employer-based insurance plans have continued to increase the percentage of insurance premiums for which covered individuals are responsible. If these trends continue, our tenants may experience lower patient volumes as well as higher patient credit risks, which could negatively impact their business as well as their ability to pay rent to us.

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

Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires us to use judgment in the application of accounting policies, including making estimates and assumptions. We base estimates on the best information available to us at the time, our experience and on various other assumptions believed to be reasonable under the circumstances. These estimates affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If our judgment or interpretation of the facts and circumstances relating to various transactions or other matters had been different, it is possible that different accounting would have been applied, resulting in a different presentation of our financial statements. From time to time, we re-evaluate our estimates and assumptions. In the event estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current estimates and assumptions about matters that are inherently uncertain. Please refer to our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the Commission on March 12, 2018, for further information regarding the critical accounting policies that affect our more significant estimates and judgments used in the preparation of our consolidated financial statements included in Part I, Item 1 of this Report.

Consolidated Results of Operations

The major factor that resulted in variances in our results of operations for each revenue and expense category for the three months ended March 31, 2018, compared to the three months ended March 31, 2017 was the increase in the size of our property portfolio. Our total investments in real estate, net of accumulated depreciation and amortization, was $519.9 million and $310.1 million as of March 31, 2018 and 2017, respectively.

Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

	Three Months Ended March 31,
	2018	2017		$ Change
	(in thousands)
Revenue
Rental revenue	$10,488	$4,629		$5,859
Expense recoveries	1,068	-		1,068
Other income	8	30		(22)
Total revenue	11,564	4,659		6,905

Expenses
Acquisition fees	117	942		(825)
General and administrative	1,005	1,595	(1)	(590)
Operating expenses	1,105	23		1,082
Management fees – related party	1,081	627		454
Depreciation expense	2,906	1,346		1,560
Amortization expense	765	344		421
Interest expense	2,684	1,100		1,584
Total expenses	9,663	5,977		3,686
Net income (loss)	$1,901	$(1,318)	(1)	3,219

(1) This amount reflects the correction of $1,223 representing costs incurred in connection with the Company’s amended revolving credit facility that were erroneously expensed and included in the “General and Administrative” expense line item within the Company’s Consolidated Statement of Operations for the three months ended March 31, 2017.

Revenue

Total Revenue

Total revenue for the three months ended March 31, 2018 was $11.6 million, compared to $4.7 million for the same period in 2017, an increase of $6.9 million. The increase is primarily the result of rental revenue earned from the facilities we acquired subsequent to March 31, 2017, as well as from the recognition of a full three months of rental revenue in 2018 from acquisitions that were completed during the first three months of 2017. Additionally, $1.1 million in revenue was recognized from expense recoveries during the three months ended March 31, 2018, which related to tenant reimbursement of real estate taxes, insurance, and certain other operating expenses. We recognize these reimbursements and related expenses on a gross basis in our Consolidated Statements of Operations (i.e., we recognize an equivalent increase in revenue (expense recoveries) and expense (operating expenses)). We did not recognize any revenue from expense recoveries during the three months ended March 31, 2017.

Expenses

Acquisition Fees

Acquisition fees for the three months ended March 31, 2018 were $0.1 million, compared to $0.9 million for the same period in 2017, a decrease of $0.8 million. This decrease was primarily the result of our January 1, 2018 implementation of ASU 2017-01 and the fact that all of our acquisitions for the three months ended March 31, 2018 were accounted for as asset acquisitions and, therefore, all acquisition-related costs of completed acquisitions were capitalized. Accordingly, acquisition fees for the three months ended March 31, 2018 represent costs associated with acquisitions the Company does not expect to complete. In comparison, acquisition fees for the three months ended March 31, 2017 primarily represent transaction costs that were expensed related to acquisitions that were accounted for as business combinations.

General and Administrative

General and administrative expenses for the three months ended March 31, 2018 were $1.0 million, compared to $1.6 million for the same period in 2017, a decrease of $0.6 million. The decrease primarily relates to a decrease in non-cash LTIP expenses and corporate legal expenses.

Operating expenses

Operating expenses for the three months ended March 31, 2018 were $1.1 million, compared to $0.02 million for the same period in 2017, an increase of $1.1 million. The increase results from $1.1 million of reimbursable property operating expenses incurred during the three months ended March 31, 2018 that we paid on behalf of certain of our tenants but for which we receive reimbursement from the tenant under the applicable lease.

Management Fees – related party

Management fees for the three months ended March 31, 2018 were $1.1 million, compared to $0.6 million for the same period in 2017, an increase of $0.5 million. The increase results from our larger stockholders’ equity balance as of March 31, 2018, which is used to calculate the management fee, resulting from our common stock and preferred stock issuances that were completed subsequent to March 31, 2017.

Depreciation Expense

Depreciation expense for the three months ended March 31, 2018 was $2.9 million, compared to $1.3 million for the same period in 2017, an increase of $1.6 million. The increase results primarily from depreciation expense incurred on the facilities we acquired subsequent to March 31, 2017, as well as from the recognition of a full three months of depreciation expense in 2018 from acquisitions that were completed during the first three months of 2017.

Amortization Expense

Amortization expense for the three months ended March 31, 2018 was $0.8 million, compared to $0.3 million for the same period in 2017, an increase of $0.5 million. Amortization expense was incurred in both 2018 and 2017 on the in-place lease and leasing cost intangible assets that were recognized from certain acquisitions. The increase results primarily from amortization expense incurred on intangible assets recorded subsequent to March 31, 2017, as well as from the recognition of a full three months of amortization expense in 2018 from intangible assets recorded during the first three months of 2017.

Interest Expense

Interest expense for the three months ended March 31, 2018 was $2.7 million, compared to $1.1 million for the same period in 2017, an increase of $1.6 million. This increase is primarily due to higher average borrowings during the 2018 quarter compared to the same period last year reflecting interest incurred on the outstanding borrowings from our revolving credit facility as well as amortization of the deferred financing costs incurred to procure debt, which is recorded as interest expense.

The weighted average interest rate and term of our debt was 3.95% and 2.44 years, respectively, at March 31, 2018, compared to 3.72% and 2.94 years, respectively, at December 31, 2017.

Net Income

Net income for the three months ended March 31, 2018 was $1.9 million, compared to a $1.3 million net loss for the same period in 2017, an increase of $3.2 million. The increase resulted primarily from an increase in rental revenue over the current three- month period partially offset by the net increases in expenses of the period.

Assets and Liabilities

As of March 31, 2018 and December 31, 2017, our principal assets consisted of investments in real estate, net of $519.9 million and $457.9 million, respectively, and our liquid assets consisted primarily of cash and cash equivalents and restricted cash of $7.4 million and $7.1 million, respectively.

 The increase in our investments in real estate, net, to $519.9 million as of March 31, 2018 compared to $457.9 million as of December 31, 2017, was the result of the five acquisitions that we completed during the three months ended March 31, 2018.

The increase in our cash and cash equivalents and restricted cash balance to $7.4 million as of March 31, 2018, compared to $7.1 million as of December 31, 2017, was primarily due to net borrowings from the revolving credit facility in the amount of $64.3 million and an increase in cash provided by operating activities of $9.3 million. These increases were partially offset by $65.6 million of cash used for the acquisitions that we completed during the quarter, approximately $6.0 million of dividends paid during the quarter, and $0.7 million of cash paid for deferred financing costs during the quarter related to the revolving credit facility.

The increase in our total liabilities to $285.1 million as of March 31, 2018 compared to $215.6 million as of December 31, 2017, was primarily the result of net borrowings from the revolving credit facility in the amount of $64.3 million as well as from increases in the security deposit liability balance, the accounts payable and accrued expenses balance, and the acquired lease intangible liability balance.

Liquidity and Capital Resources

General

Our short-term liquidity requirements include:

•	Interest expense and scheduled principal payments on outstanding indebtedness;
•	General and administrative expenses;
•	Operating expenses;
•	Management fees; and
•	Property acquisitions and tenant improvements.

In addition, we require funds for future distributions expected to be paid to our common and preferred stockholders and OP and LTIP unit holders in our Operating Partnership.

As of March 31, 2018, we had $3.4 million of cash and had borrowing capacity under our revolving credit facility as described below. Our primary sources of cash include rent and reimbursements we collect from our tenants, borrowings under our revolving credit facility, secured term loans and net proceeds received from equity issuances.

On March 6, 2018, the Company, the Operating Partnership, as borrower, and the subsidiary guarantors of the Operating Partnership amended our revolving credit facility (the “Revolving Credit Facility”) with BMO Harris Bank N.A., as Administrative Agent, which increased the commitment amount by $90 million to $340 million. The subsidiary guarantors and the Company are guarantors of the obligations under the Revolving Credit Facility. The amount available to borrow from time to time under the Revolving Credit Facility is limited according to a quarterly borrowing base valuation of certain properties owned by the subsidiary guarantors. Our Operating Partnership is subject to ongoing compliance with a number of customary affirmative and negative covenants under the Revolving Credit Facility, including limitations with respect to liens, indebtedness, distributions, mergers, consolidations, investments, restricted payments and asset sales. The Operating Partnership must also maintain (i) a maximum consolidated leverage ratio, and as of the end of each fiscal quarter thereafter, of less than (y) 0.65:1.00 for each fiscal quarter ending prior to October 1, 2019 and (z) thereafter, 0.60:1.00, (ii) a minimum fixed charge coverage ratio of 1.50:1.00, (iii) a minimum net worth of $119,781 plus 75% of all net proceeds raised through subsequent equity offerings and (iv) a ratio of total secured recourse debt to total asset value of not greater than 0.10:1.00. As of March 31, 2018 and December 31, 2017, the outstanding Revolving Credit Facility balance was $229.2 and $164.9 million, respectively.

On August 25, 2017, the Company and the Operating Partnership entered into separate Sales Agreements (the “Sales Agreements”) with each of Cantor Fitzgerald & Co. and FBR Capital Markets & Co. (the “Agents”), pursuant to which the Company may issue and sell, from time to time, its common shares having an aggregate offering price of up to $50 million, through the Agents (the “ATM Program”). In accordance with the Sales Agreements, the Company may offer and sell its common shares through either of the Agents, from time to time, by any method deemed to be an “at the market offering” as defined in Rule 415 under the Securities Act of 1933, as amended, which includes sales made directly on the New York Stock Exchange or other existing trading market, sales made to or through a market maker, sales made through negotiated transactions or any other method permitted by law. As of March 31, 2018, we had not made any sales of our common shares through the ATM Program.

With the exception of funds required to make additional property acquisitions, we believe we will be able to satisfy our short-term liquidity requirements through our existing cash and cash equivalents and cash flow from operating activities. In order to continue acquiring healthcare properties, we will need to continue to have access to debt and equity financing or have the ability to issue OP Units.

 Our long-term liquidity needs consist primarily of funds necessary to pay for acquisitions, tenant improvements, scheduled debt maturities, general and administrative expenses, operating expenses, management fees, and distributions. We expect to satisfy our long-term liquidity needs through cash flow from operations, debt financing, sales of additional equity securities, and, in connection with acquisitions of additional properties, the issuance of OP Units, and proceeds from select property dispositions and joint venture transactions. We currently do not expect to sell any of our properties to meet our liquidity needs, although we may do so in the future.

Cash Flow Information

Net cash provided by operating activities for the three months ended March 31, 2018 was $9.3 million, compared with $3.2 million for the same period in 2017. The increase during the 2018 quarter compared to the same period last year was primarily due to the increase in the size of our property portfolio at March 31, 2018 compared to March 31, 2017.

Net cash used in investing activities for the three months ended March 31, 2018 was $66.3 million, compared with $109.2 million for the same period in 2017. The decrease during the 2018 quarter compared to the same period last year was primarily the result of less real estate investment activity in the 2018 quarter compared to the same period in 2017.

Net cash provided by financing activities for the three months ended March 31, 2018 was $57.2 million, compared with $95.6 million for the same period in 2017. The decrease during the 2018 quarter compared to the same period last year was primarily the result of lower draws on the Revolving Credit Facility.

Common Stock Dividends

Dividend activity for the three months ended March 31, 2018 is summarized in the following table:

Date Announced	Record Date	Applicable Quarter	Payment Date	Dividend Amount(1)	Dividends per Share

December 15, 2017	December 26, 2017	Q4 2017	January 10, 2018	$4,552	$0.20
March 7, 2018	March 22, 2018	Q1 2018	April 10, 2018	$4,691	$0.20

(1)Includes dividends on granted LTIP units and OP Units issued to third parties.

During the three months ended March 31, 2018 and 2017, the Company paid total dividends on its common stock, LTIP units and OP Units in the amount of $4,552 and $3,604, respectively.

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

Preferred Stock Dividends

The holders of Series A Preferred Stock will be entitled to receive dividend payments only when, as and if declared by the Board (or a duly authorized committee of the Board). Any such dividends will accrue or be payable in cash from the original issue date, on a cumulative basis, quarterly in arrears on each dividend payment date. Additionally, the terms specify that dividends will be payable at a fixed rate per annum equal to 7.50% of the liquidation preference of $25 per share (equivalent to $1.875 per share on an annual basis). Dividends on the Series A Preferred Stock will be cumulative and will accrue whether or not funds are legally available for the payment of those dividends, whether or not the Company has earnings and whether or not those dividends are authorized.

The quarterly dividend payment dates on the Series A Preferred Stock are January 31, April 30, July 31 and October 31 of each year, commencing on October 31, 2017. During the three months ended March 31, 2018 and 2017, we paid preferred dividends of $1,455 and zero, respectively.

Non-GAAP Financial Measures

Funds from operations (“FFO”) and Adjusted funds from operations (“AFFO”) are non-GAAP financial measures within the meaning of the rules of the SEC. The Company considers FFO and AFFO to be important supplemental measures of its operating performance and believes FFO is frequently used by securities analysts, investors, and other interested parties in the evaluation of REITs, many of which present FFO when reporting their results. In accordance with the National Association of Real Estate Investment Trusts’ (“NAREIT”) definition, FFO means net income or loss computed in accordance with GAAP before non-controlling interests of holders of operating partnership units and LTIP units, excluding gains (or losses) from sales of property and extraordinary items, plus real estate related depreciation and amortization (excluding amortization of deferred financing costs), and after adjustments for unconsolidated partnerships and joint ventures. The Company did not incur any gains or losses from the sales of property or record any adjustments for unconsolidated partnerships and joint ventures during the quarters ended March 31, 2018 and 2017. Because FFO excludes real estate related depreciation and amortization (other than amortization of deferred financing costs), the Company believes that FFO provides a performance measure that, when compared period-over-period, reflects the impact to operations from trends in occupancy rates, rental rates, operating costs, development activities and interest costs, providing perspective not immediately apparent from the closest GAAP measurement, net income or loss.

AFFO is a non-GAAP measure used by many investors and analysts to measure a real estate company’s operating performance by removing the effect of items that do not reflect ongoing property operations. Management calculates AFFO by modifying the NAREIT computation of FFO by adjusting it for certain cash and non-cash items and certain recurring and non-recurring items. For the Company these items include recurring acquisition and disposition costs, loss on the extinguishment of debt, recurring straight line deferred rental revenue, recurring stock-based compensation expense, recurring amortization of deferred financing costs, recurring capital expenditures, recurring lease commissions, recurring tenant improvements, and other items.

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

A reconciliation of FFO and AFFO for the three months ended March 31, 2018 and 2017 is as follows:

	Three Months Ended March 31,
	2018	2017
	(unaudited, in thousands except per share)

Net income (loss)	$1,901	$(1,318)	(1)
Less: Preferred stock dividends	(1,455)	-
Depreciation and amortization expense	3,671	1,690
Amortization of above (below) market leases	113	(8)
FFO	$4,230	$364
Acquisition fees	117	942
Straight line deferred rental revenue	(1,173)	(383)
Stock-based compensation expense	182	420
Amortization of deferred financing costs	430	159
AFFO	$3,786	$1,502

Net income (loss) attributable to common stockholders per share – basic and diluted	$0.02	$(0.07)
FFO per share	$0.18	$0.02
AFFO per share	$0.16	$0.09

Weighted Average Shares and Units Outstanding – basic and diluted	23,384	17,606

Reconciliation of Weighted Average Shares and Units Outstanding:

Weighted Average Common Shares	21,631	17,606
Weighted Average OP Units	1,246	-
Weighted Average LTIP Units	507	-
Weighted Average Shares and Units Outstanding – basic and diluted	23,384	17,606

(1)This amount reflects the correction of $1,223 of costs incurred in connection with the Company’s amended revolving credit facility that were erroneously expensed and included in the “General and Administrative” expense line item within the Company’s Consolidated Statement of Operations for the three months ended March 31, 2017.

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

We may be exposed to the effects of interest rate changes primarily as a result of debt used to acquire healthcare facilities, including borrowings under the Revolving Credit Facility. The analysis below presents the sensitivity of the market value of our financial instruments to selected changes in market interest rates. The range of changes chosen reflects our view of changes which are reasonably possible over a one-year period.

As of March 31, 2018, we had $229.2 million outstanding under the Revolving Credit Facility, which bears interest at a variable rate, and $38.6 million outstanding, net of unamortized debt discount of $0.9 million, on our third party debt. See the “Liquidity and Capital Resources” section of our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section for a detailed discussion of our Revolving Credit Facility. At March 31, 2018, LIBOR on our outstanding borrowings was 1.78%. Assuming no increase in the amount of our variable interest rate debt, if LIBOR increased 100 basis points, our cash flow would decrease by approximately $2.3 million annually. Assuming no increase in the amount of our variable rate debt, if LIBOR were reduced 100 basis points, our cash flow would increase by approximately $2.3 million annually. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve our objectives, we may borrow at fixed rates or variable rates. We also may enter into derivative financial instruments such as interest rate swaps and caps in order to mitigate our interest rate risk on a related financial instrument. We will not enter into derivative transactions for speculative purposes.

In addition to changes in interest rates, the value of our investments is subject to fluctuations based on changes in local and regional economic conditions and changes in the creditworthiness of tenants/operators and borrowers, which may affect our ability to refinance our debt if necessary.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act that are designed to ensure that information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to management, including the principal executive and financial officer as appropriate, to allow timely decisions regarding required disclosures. Our principal executive officer and principal financial officer evaluated the effectiveness of disclosure controls and procedures as of March 31, 2018 pursuant to Rule 13a-15(b) under the Exchange Act. Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this Report, the Company’s disclosure controls and procedures were effective to ensure that information required to be included in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

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

Item 1A. Risk Factors

During the three months ended March 31, 2018, except as provided below, there were no material changes to the risk factors that were disclosed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the United States Securities and Exchange Commission on March 12, 2018.

We have significant geographic concentration in a small number of states, including Texas, Ohio, Pennsylvania, Oklahoma, Tennessee and Florida. Economic and other conditions that negatively affect those states and our tenants in those states could have a greater effect on our revenues than if our properties were more geographically diverse.

As of April 30, 2018, approximately 23.0%, 14.1%, 12.9%, 7.7%, 7.3% and 5.4% of our total annualized base rent was derived from properties located in Texas, Ohio, Pennsylvania, Oklahoma, Florida and Tennessee, respectively. As a result of this geographic concentration, we are particularly exposed to downturns in these states’ economies or other changes in local real estate market conditions. Any material changes in the current payment programs or regulatory, economic, environmental or competitive conditions in these states could have an amplified effect on our overall business results and liquidity than if our properties were more geographically diverse.

 Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

(a)	Exhibits

Exhibit No.	Description

10.1	Contribution and Sale Agreement, dated March 6, 2018, by and between GMR Belpre, LLC and Minnite Family, LLC; Belpre I, LLC; Belpre II, LLC; Belpre III, LLC and Belpre IV, LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Commission on March 7, 2018).

10.2*	Second Amendment to Credit Facility Agreement, dated March 6, 2018 by and among Global Medical REIT L.P., Global Medical REIT Inc., the certain Subsidiaries from time to time party thereto as Guarantors, and BMO Harris Bank N.A., as Administrative Agent.

10.3†	LTIP Award Agreement (Long-Term Award): For Grantees with an Employment Agreement with the Manager (incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K as filed with the Commission on March 7, 2018).

10.4†	LTIP Award Agreement (Long-Term Award): For Grantees without an Employment Agreement with the Manager (incorporated herein by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K as filed with the Commission on March 7, 2018).

10.5†	LTIP Unit Award Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-11/A filed with the Securities and Exchange Commission on June 15, 2016).

31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial and Accounting Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Schema

101.CAL *	XBRL Taxonomy Calculation Linkbase

101.DEF *	XBRL Taxonomy Definition Linkbase

101.LAB *	XBRL Taxonomy Label Linkbase

101.PRE *	XBRL Taxonomy Presentation Linkbase

† Management contract or compensatory plan or arrangement.

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBAL MEDICAL REIT INC.

Dated: May 9, 2018	By:	/s/ Jeffrey M. Busch
Jeffrey M. Busch
Chief Executive Officer (Principal Executive Officer)

Dated: May 9, 2018	By:	/s/ Robert J. Kiernan
Robert J. Kiernan
Chief Financial Officer (Principal Financial and Accounting Officer)

- 34 -