Form 10-Q
period 2018-06-30
Global Medical REIT Inc.
filed 2018-08-08
CIK 1533615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding August 3, 2018
Common Stock, $0.001 par value per share	21,630,675

GLOBAL MEDICAL REIT INC.

Consolidated Balance Sheets

(in thousands, except par values)

	As of
	June 30, 2018	December 31, 2017
	(unaudited)
Assets
Investment in real estate:
Land	$55,330	$42,701
Building	486,766	384,338
Site improvements	6,562	4,808
Tenant improvements	12,189	8,010
Acquired lease intangible assets	41,162	31,650
	602,009	471,507
Less: accumulated depreciation and amortization	(22,026)	(13,594)
Investment in real estate, net	579,983	457,913
Cash and cash equivalents	4,755	5,109
Restricted cash	1,432	2,005
Tenant receivables	1,339	704
Escrow deposits	2,080	1,638
Deferred assets	7,200	3,993
Deferred financing costs, net	2,955	2,750
Other assets	2,283	459
Total assets	$602,027	$474,571

Liabilities and Stockholders’ Equity
Liabilities:
Revolving credit facility	$288,350	$164,900
Notes payable, net of unamortized discount of $865 and $930 at June 30, 2018 and December 31, 2017, respectively	38,610	38,545
Accounts payable and accrued expenses	5,494	2,020
Dividends payable	5,940	5,638
Security deposits and other	5,052	2,128
Due to related parties, net	987	1,036
Acquired lease intangible liability, net	2,081	1,291
Total liabilities	346,514	215,558
Stockholders' equity:
Preferred stock, $0.001 par value, 10,000 shares authorized; 3,105 issued and outstanding at June 30, 2018 and December 31, 2017 (liquidation preference of $77,625 at June 30, 2018 and December 31, 2017)	74,959	74,959
Common stock, $0.001 par value, 500,000 shares authorized; 21,631 shares issued and outstanding at June 30, 2018 and December 31, 2017	22	22
Additional paid-in capital	205,788	205,788
Accumulated deficit	(42,739)	(34,434)
Total Global Medical REIT Inc. stockholders' equity	238,030	246,335
Noncontrolling interest	17,483	12,678
Total stockholders’ equity	255,513	259,013
Total liabilities and stockholders' equity	$602,027	$474,571

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GLOBAL MEDICAL REIT INC.

Consolidated Statements of Operations

(unaudited and in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Revenue
Rental revenue	$12,581	$6,667	$23,069	$11,296
Expense recoveries	659	698	1,727	698
Other income	9	58	18	88
Total revenue	13,249	7,423	24,814	12,082

Expenses
General and administrative	1,768	1,835	2,774	3,427
Operating expenses	680	747	1,784	770
Management fees – related party	1,095	628	2,176	1,256
Depreciation expense	3,445	1,851	6,351	3,197
Amortization expense	926	459	1,691	803
Interest expense	3,942	1,990	6,627	3,091
Acquisition fees	9	536	126	1,479
Total expenses	11,865	8,046	21,529	14,023

Net income (loss)	$1,384	$(623)	$3,285	$(1,941)
Less: Preferred stock dividends	(1,455)	-	(2,911)	-
Less: Net loss (income) attributable to noncontrolling interest	7	-	(28)	-
Net (loss) income attributable to common stockholders	$(64)	$(623)	$346	$(1,941)

Net (loss) income attributable to common stockholders per share – basic and diluted	$(0.00)	$(0.04)	$0.02	$(0.11)

Weighted average shares outstanding – basic and diluted	21,631	17,644	21,631	17,625

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GLOBAL MEDICAL REIT INC.

Consolidated Statement of Stockholders’ Equity

(unaudited and in thousands)

	Common Stock		Preferred Stock				Global
	Shares	$ Amount	Shares	$ Amount	Additional Paid-in Capital	Accumulated Deficit	Medial REIT Inc. Stockholders’ Equity	Non- controlling Interest	Total Stockholders’ Equity

Balances, December 31, 2017	21,631	$22	3,105	$74,959	$205,788	$(34,434)	$246,335	$12,678	$259,013

Net income	-	-	-	-	-	3,257	3,257	28	3,285

Stock-based compensation expense	-	-	-	-	-	-	-	1,237	1,237

Dividends to common stockholders	-	-	-	-	-	(8,651)	(8,651)	-	(8,651)

Dividends to preferred stockholders	-	-	-	-	-	(2,911)	(2,911)	-	(2,911)

Dividends to noncontrolling interest	-	-	-	-	-	-	-	(939)	(939)

OP Units issued to third parties	-	-	-	-	-	-	-	4,742	4,742

LTIP Units redeemed in cash	-	-	-	-	-	-	-	(263)	(263)
Balances, June 30, 2018	21,631	$22	3,105	$74,959	$205,788	$(42,739)	$238,030	$17,483	$255,513

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GLOBAL MEDICAL REIT INC.

Consolidated Statements of Cash Flows

(unaudited and in thousands)

	Six Months Ended June 30,
	2018	2017
Operating activities
Net income (loss)	$3,285	$(1,941)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation expense	6,351	3,197
Amortization of acquired lease intangible assets	1,691	803
Amortization of above (below) market leases, net	294	(11)
Amortization of deferred financing costs	983	500
Stock-based compensation expense	1,237	1,140
Capitalized pre-acquisition costs charged to expense	46	5
Changes in operating assets and liabilities:
Tenant receivables	(635)	(322)
Deferred assets	(2,635)	(1,162)
Other assets	97	-
Accounts payable and accrued expenses	1,254	1,395
Security deposits and other	2,924	1,725
Accrued management fees due to related party	31	8
Net cash provided by operating activities	14,923	5,337

Investing activities
Purchase of land, buildings, and other tangible and intangible assets and liabilities	(124,874)	(148,474)
Escrow deposits for purchase of properties	(298)	249
(Loans to) repayments from related parties	(80)	40
Payments for tenant improvements	(437)	-
Pre-acquisition costs for purchase of properties	118	121
Net cash used in investing activities	(125,571)	(148,064)

Financing activities
Net proceeds received from follow-on offering	-	29,553
Escrow deposits required by third party lenders	(144)	(17)
Borrowings from related parties	-	10
Repayment of note payable from related party	-	(421)
Proceeds from revolving credit facility	129,950	141,800
Repayment of revolving credit facility	(6,500)	(25,000)
Payments of deferred financing costs	(1,123)	(2,277)
Redemption of LTIP Units	(263)	-
Dividends paid to common stockholders, and OP Unit and LTIP Unit holders	(9,288)	(7,208)
Dividends paid to preferred stockholders	(2,911)	-
Net cash provided by financing activities	109,721	136,440
Net decrease in cash and cash equivalents and restricted cash	(927)	(6,287)
Cash and cash equivalents and restricted cash—beginning of period	7,114	20,612
Cash and cash equivalents and restricted cash—end of period	$6,187	$14,325

Supplemental cash flow information:
Cash payments for interest	$5,592	$2,480

Noncash financing and investing activities:
Accrued dividends payable	$5,826	$3,701
Accrued pre-acquisition costs for purchase of properties and tenant improvements	$1,647	$74
Accrued deferred asset costs	$572	$-
Accrued deferred public offering costs	$-	$174
Reclassification of deferred follow-on offering costs to additional paid-in capital	$-	$394
OP Units issued for noncash transaction	$4,742	$-

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

The Company holds its facilities and conducts its operations through a Delaware limited partnership subsidiary named Global Medical REIT L.P. (the “Operating Partnership”) and the Operating Partnership’s wholly-owned subsidiaries. The Company, through a wholly-owned subsidiary, serves as the sole general partner of the Operating Partnership. As of June 30, 2018, the Company was the 89.85% limited partner of the Operating Partnership, with an aggregate of 10.15% owned by holders of long-term incentive plan (“LTIP”) units and third-party holders of Operating Partnership units (“OP Units”).

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company, including the Operating Partnership and its wholly-owned subsidiaries. The Company presents the portion of any equity it does not own but controls (and thus consolidates) as noncontrolling interest. Noncontrolling interest in the Company includes the LTIP units that have been granted to the Company’s and Advisor’s directors, officers and employees and the OP Units held by third parties. Refer to Note 5 – “Stockholders’ Equity” and Note 7 – “Stock-Based Compensation” for additional information regarding the LTIP units and OP Units.

The Company classifies noncontrolling interest as a component of consolidated equity on its Consolidated Balance Sheets, separate from the Company’s total stockholders’ equity. The Company’s net income or loss is allocated to noncontrolling interests based on the respective ownership or voting percentage in the Operating Partnership associated with such noncontrolling interests and is removed from consolidated income or loss on the Consolidated Statements of Operations in order to derive net income or loss attributable to common stockholders. The noncontrolling ownership percentage is calculated by dividing the aggregate number of LTIP units and OP Units held by the total number of shares of common stock and units outstanding. Any future issuances of additional LTIP units or OP Units would change the noncontrolling ownership interest.

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and footnotes. Actual results could differ from those estimates.

Cash and Cash Equivalents and Restricted Cash

On January 1, 2018 the Company adopted the provisions of Accounting Standards Update (“ASU”) 2016-18, “Statement of Cash Flows (Topic 230) Restricted Cash” (“ASU 2016-18”), which requires that the statement of cash flows explain the change during the period in the total of cash and cash equivalents and amounts generally described as restricted cash. In accordance with the requirements of ASU 2016-18, the following table provides a reconciliation of the Company’s cash and cash equivalents and restricted cash that sums to the total of those amounts at the end of the periods presented on the Company’s accompanying Consolidated Statements of Cash Flows for the six months ended June 30, 2018 and 2017:

	As of June 30,
	2018	2017
Cash and cash equivalents	$4,755	$12,034
Restricted cash	$1,432	$2,291
Total cash and cash equivalents and restricted cash(1)	$6,187	$14,325

(1) Represents the total of the amounts at the end of the periods presented on the Consolidated Statements of Cash Flows as required by ASU 2016-18. The cash and cash equivalents and restricted cash balance as of December 31, 2017 and December 31, 2016 (the beginning of the periods presented) was $7,114 and $20,612, respectively.

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

Tenant Receivables

The tenant receivable balance as of June 30, 2018 and December 31, 2017 was $1,339 and $704, respectively. The balance as of June 30, 2018 consisted of $209 in funds owed from the Company’s tenants for rent that the Company had earned but had not yet received and $1,084 in funds owed by certain of the Company’s tenants for amounts the Company collects to pay specific tenant expenses, such as real estate taxes and insurance, on the tenants’ behalf. Additionally, as of June 30, 2018 the balance included $46 in miscellaneous receivables. The balance as of December 31, 2017 consisted of $125 in funds owed from the Company’s tenants for rent that the Company had earned but had not yet received, and $579 in funds owed by certain of the Company’s tenants for amounts the Company collects to pay specific tenant expenses, such as real estate taxes and insurance, on the tenants’ behalf.

Escrow Deposits

The escrow balance as of June 30, 2018 and December 31, 2017 was $2,080 and $1,638, respectively. Escrow deposits include funds held in escrow to be used for the acquisition of properties in the future and for the payment of taxes, insurance, and other amounts as stipulated by the Company’s Cantor Loan, as hereinafter defined.

Deferred Assets

The deferred assets balance as of June 30, 2018 and December 31, 2017 was $7,200 and $3,993, respectively. The balance as of June 30, 2018 consisted of $6,396 in deferred rent receivables resulting from the recognition of revenue from leases with fixed annual rental escalations on a straight-line basis and the balance of $804 represented other deferred costs. The balance as of December 31, 2017 consisted of $3,842 in deferred rent receivables resulting from the recognition of revenue from leases with fixed annual rental escalations on a straight-line basis and the balance of $151 represented other deferred costs.

Other Assets

The other assets balance as of June 30, 2018 and December 31, 2017 was $2,283 and $459, respectively. The balance as of June 30, 2018 consisted primarily of $2,036 in construction-in-process related to tenant improvements (of which $1,599 was accrued and not paid as of June 30, 2018). Additionally, the balance consisted of $200 in capitalized costs related to property acquisitions and $47 in a prepaid asset. The balance as of December 31, 2017 consisted of $316 in capitalized costs related to property acquisitions and $143 in a prepaid asset.

Security Deposits and Other

The security deposits and other liability balance as of June 30, 2018 and December 31, 2017 was $5,052 and $2,128, respectively. The balance as of June 30, 2018 consisted of security deposits of $4,209 and a tenant impound liability of $843 related to amounts owed for specific tenant expenses, such as real estate taxes and insurance. The balance as of December 31, 2017 consisted of security deposits of $1,620 and a tenant impound liability of $508 related to amounts owed for specific tenant expenses.

Reclassification

The Company’s Consolidated Statements of Operations for the three and six months ended June 30, 2018 and 2017 includes the expense line item “Operating Expenses.” For the three and six months ended June 30, 2018 this line item primarily included reimbursable property operating expenses that the Company pays on behalf of certain of its tenants, including real estate taxes and insurance as well as non-reimbursable property operating expenses. During the three and six months ended June 30, 2017, the Company recorded property operating expenses in the “General and Administrative” expense line item. Accordingly, for the three and six months ended June 30, 2017 these expenses have been reclassified from the “General and Administrative” expense line item into the “Operating Expenses” line item within the Company’s Consolidated Statements of Operations.

New Accounting Pronouncements

Leases and Revenue Recognition

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-02 “Leases” (“ASU 2016-02”). This standard created Topic 842, Leases, and superseded FASB ASC 840, “Leases.” ASU 2016-02 requires a lessee to recognize the assets and liabilities that arise from leases (both operating and finance leases). However, for leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election not to recognize lease assets and lease liabilities. The main difference between the existing guidance on accounting for leases and the new standard is that operating leases will now be recorded as assets and liabilities. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for operating leases. ASU 2016-02 is expected to impact the Company’s consolidated financial statements as the Company has certain operating ground lease arrangements for which it is the lessee and therefore will be required to recognize right of use assets and related lease liabilities on its consolidated balance sheets upon adoption of this new standard. Current GAAP requires only capital leases to be recognized in the balance sheet, and amounts related to operating leases largely are reflected in the financial statements as rent expense on the income statement and in disclosures to the financial statements. ASU 2016-02 is effective for annual reporting periods (including interim periods within those periods) beginning after December 15, 2018. Early adoption is permitted. Based on its anticipated election of the practical expedients, the Company anticipates that its leases where it is the lessor and several ground leases where the Company is the lessee will continue to be accounted for as operating leases under the new standard.  Therefore, as of January 1, 2019, the Company does not currently anticipate significant changes in the accounting for its lease revenues and expenses.  For the Company’s ground leases where it is the lessee, the Company will be required to recognize right of use assets and related lease liabilities on its consolidated balance sheets upon adoption. The Company would not be required to reassess the classification of existing leases where it is the lessor or existing ground leases where it is the lessee and therefore the leases would continue to be accounted for as operating leases. However, in the event the Company modifies existing leases or enters into new leases after adoption of the new standard, such leases may be classified as finance leases. The Company will continue to evaluate the impact of adopting the new leases standard on its consolidated statements of income and comprehensive income and consolidated balance sheets.

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

The Company has identified four main revenue streams, three of which originate from lease contracts and will be subject to Leases ASU 2016-02, Topic 842 (described above) effective for annual reporting periods (including interim periods) beginning after December 15, 2018. The Company’s revenue streams are:

Revenue Recognition (ASU 2014-09, Topic 610-20):

•	Gain (loss) on sale of real estate properties

Leases (ASU 2016-02, Topic 842):

•	Rental revenues
•	Straight line rents
•	Tenant recoveries

Management adopted the provisions of ASU 2014-09 effective January 1, 2018 and concluded that all of the Company’s material revenue streams fall outside of the scope of this guidance.  During the three and six months ended June 30, 2018 and 2017, the Company sold no real estate properties and therefore had no revenue streams from that source. The new standard may be applied retrospectively to each prior period presented or prospectively with the cumulative effect, if any, recognized as of the date of adoption.  The Company selected the modified retrospective transition method as of the date of adoption effective January 1, 2018.  Management concluded that the majority of total revenues consist of rental income from leasing arrangements, which is specifically excluded from the standard.  The Company analyzed its remaining revenue streams and concluded there are no changes in revenue recognition with the adoption of the new standard.  As such, adoption of ASU 2014-09 did not result in a cumulative adjustment recognized as of January 1, 2018, and the standard did not have a material impact on the Company’s consolidated financial statements or disclosures.

Nonemployee Share-Based Payment Accounting

In June 2018, the FASB issued ASU 2018-07, “Improvements to Nonemployee Share-Based Payment Accounting” (“ASU 2018-07”). ASU 2018-07 stipulates that the existing accounting guidance for share-based payments to employees will also apply to nonemployee share-based transactions, with the exception of a few transactions that are outlined in the standard. ASU 2018-07 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. The Company is evaluating the impact of the adoption of ASU 2018-07 on its consolidated financial statements and related disclosures as well as the timing of adopting the standard.

Note 3 – Property Portfolio

Implementation of New Business Combination Accounting Standard

Effective January 1, 2018, the Company adopted the provisions of ASU 2017-01 – “Business Combinations (Topic 805): Clarifying the Definition of a Business” (“ASU 2017-01”). ASU 2017-01 provides revised guidance to determine when an acquisition meets the definition of a business or alternatively should be accounted for as an asset acquisition. ASU 2017-01 requires that, when substantially all of the fair value of an acquisition is concentrated in a single identifiable asset or a group of similar identifiable assets, the asset or group of similar identifiable assets does not meet the definition of a business and therefore is required to be accounted for as an asset acquisition. Transaction costs will continue to be capitalized for asset acquisitions and expensed as incurred for business combinations. ASU 2017-01 will result in most, if not all, of the Company’s post January 1, 2018 acquisitions being accounted for as asset acquisitions because substantially all of the fair value of the gross assets the Company acquires are concentrated in a single asset or group of similar identifiable assets. For asset acquisitions that are “owner occupied” (meaning that the seller either is the tenant or controls the tenant) the purchase price, including capitalized acquisition costs, will be allocated to land and building based on their relative fair values with no value allocated to intangible assets or liabilities. For asset acquisitions where there is a lease in place but not “owner occupied,” the Company will allocate the purchase price to tangible assets and any intangible assets acquired or liabilities assumed based on their relative fair values.

Summary of Properties Acquired During the Six Months Ended June 30, 2018

During the six months ended June 30, 2018, the Company completed six acquisitions. For all six acquisitions, substantially all of the fair value of the acquisitions was concentrated in a single identifiable asset or group of similar identifiable assets and therefore all of the acquisitions represent asset acquisitions under the guidance provided by ASU 2017-01. Accordingly, transaction costs for these acquisitions were capitalized.

A rollforward of the gross investment in land, building and improvements as of June 30, 2018, resulting from these acquisitions is as follows:

	Land	Building	Site & Tenant Improvements	Acquired Lease Intangibles	Gross Investment in Real Estate
Balances as of January 1, 2018	$42,701	$384,338	$12,818	$31,650	$471,507
Facility Acquired – Date Acquired:
Moline / Silvis – 1/24/18	-	4,895	1,216	989	7,100
Freemont – 2/9/18	162	8,335	-	-	8,497
Gainesville – 2/23/18	625	9,885	-	-	10,510
Dallas – 3/1/18	6,272	17,012	-	-	23,284
Orlando – 3/22/18	2,543	11,720	756	1,395	16,414
Belpre – 4/19/18	3,027	50,581	3,961	7,128	64,697
Total Additions(1):	12,629	102,428	5,933	9,512	130,502
Balances as of June 30, 2018	$55,330	$486,766	$18,751	$41,162	$602,009

(1) The Belpre acquisition included $4,742 of OP Units issued as part of the total consideration. An aggregate of $886 of intangible liabilities were acquired from the acquisitions that occurred during the six months ended June 30, 2018, resulting in total gross investments funded using cash of $124,874.

Depreciation expense was $3,445 and $6,351 for the three and six months ended June 30, 2018, respectively, and $1,851 and $3,197 for the three and six months ended June 30, 2017, respectively.

As of June 30, 2018, the Company had aggregate capital improvement commitments to improve or expand existing tenant space of $19,036.  Many of these allowances are subject to contingencies that make it difficult to predict when such allowances will be utilized, if at all.  However, the Company expects to be obligated to spend approximately $2,954 in tenant improvements during 2018 (of which $2,036 was incurred as of June 30, 2018) in connection with its Sherman, Silvis, and Gainesville facilities.

The following is a summary of the acquisitions completed during the six months ended June 30, 2018. Each acquisition was accounted for as an asset acquisition in accordance with the provisions of ASU 2017-01:

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

The aggregate purchase price for the Moline/Silvis facilities was $6.9 million. The following table presents the details of the tangible and intangible assets acquired and liabilities assumed for this acquisition:

Site improvements	$249
Building and tenant improvements	5,862
In-place leases	343
Above market ground lease intangibles	219
Leasing costs	427
Below market lease intangibles	(229)
Total purchase price	$6,871

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

Dallas Facility - On March 1, 2018, the Company purchased a hospital, a three-story parking garage, and land all located in Dallas, Texas for an aggregate purchase price of $23.3 million. In addition to the hospital and the parking garage, the land underlays two medical office buildings that are not owned by the Company, each of which is ground leased to the hospital. Upon the closing of this acquisition, the Company entered into two leases with Pipeline East Dallas, LLC, with one lease relating to the hospital and the other lease relating to the underlying land and parking garage.

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

Belpre Portfolio - On April 19, 2018, the Company purchased a portfolio of four medical office buildings and a right of first refusal to purchase a fifth, yet to be built, medical office building on the same campus, for an aggregate purchase price of $64.1 million. Upon the closing of the acquisition the Company assumed the existing leases with Marietta Memorial Hospital, a subsidiary of Memorial Health System. Upon the closing of the acquisition, the leases had a weighted average remaining lease term of approximately 11.35 years, each with three consecutive five-year tenant renewal options. The following table presents the details of the tangible and intangible assets acquired and liabilities assumed:

Land and site improvements	$4,000
Building and tenant improvements	53,569
In-place leases	2,666
Above market lease intangibles	2,494
Leasing costs	1,968
Below market lease intangibles	(646)
Total purchase price	$64,051

Intangible Assets and Liabilities

The following is a summary of the carrying amount of intangible assets and liabilities as of the dates presented:

	As of June 30, 2018
	Cost	Accumulated Amortization	Net
Assets
In-place leases	$20,878	$(2,727)	$18,151
Above market ground lease	707	(16)	691
Above market leases	7,348	(600)	6,748
Leasing costs	12,229	(1,079)	11,150
	$41,162	$(4,422)	$36,740
Liabilities
Below market leases	$2,275	$(194)	$2,081

	As of December 31, 2017
	Cost	Accumulated Amortization	Net
Assets
In-place leases	$17,061	$(1,577)	$15,484
Above market ground lease	488	(6)	482
Above market leases	4,625	(220)	4,405
Leasing costs	9,476	(538)	8,938
	$31,650	$(2,341)	$29,309
Liabilities
Below market leases	$1,389	$(98)	$1,291

The following is a summary of the acquired lease intangible amortization:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Amortization expense related to in-place leases	$629	$353	$1,150	$634
Amortization expense related to leasing costs	$297	$106	$541	$169
Decrease in rental revenue related to above market ground lease	$6	$2	$10	$2
Decrease in rental revenue related to above market leases	$229	$14	$380	$18
Increase in rental revenue related to below market leases	$54	$19	$96	$31

As of June 30, 2018, scheduled future aggregate net amortization of the acquired lease intangible assets and liabilities for each fiscal year ended December 31 is listed below:

	Net Decrease in Revenue	Net Increase in Expenses
2018 (six months remaining)	$(377)	$1,889
2019	(653)	3,669
2020	(602)	3,615
2021	(605)	3,001
2022	(606)	2,691
Thereafter	(2,515)	14,436
Total	$(5,358)	$29,301

As of June 30, 2018, the weighted average amortization periods for asset lease intangibles and liability lease intangibles were 7.73 years and 9.31 years, respectively.

Note 4 – Notes Payable and Revolving Credit Facility

Summary of Notes Payable, Net of Discount

The Company’s notes payable, net, includes two loans: (1) the Cantor Loan and (2) the West Mifflin Note, described below. The following table sets forth the aggregate balances of these loans as of the dates presented:

	June 30, 2018	December 31, 2017
Notes payable, gross	$39,475	$39,475
Less: Unamortized debt discount	(865)	(930)
Notes payable, net	$38,610	$38,545

Costs incurred related to securing these debt instruments were capitalized as a debt discount, net of accumulated amortization, and are netted against the Company’s Notes Payable balance in the accompanying Consolidated Balance Sheets. Amortization expense incurred related to the debt discount was $33 and $65 for the three and six months ended June 30, 2018, respectively, and $33 and $66 for the three and six months ended June 30, 2017, respectively, and is included in the “Interest Expense” line item in the accompanying Consolidated Statements of Operations.

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

The note balance as of June 30, 2018 and December 31, 2017 was $32,097. Interest expense incurred on this note was $423 and $843 for the three and six months ended June 30, 2018, respectively, and $423 and $842 for the three and six months ended June 30, 2017, respectively.

As of June 30, 2018, scheduled principal payments due for each fiscal year ended December 31 are listed below as follows:

2018	$-
2019	-
2020	-
2021	315
2022	449
Thereafter	31,333
Total	$32,097

West Mifflin Note

On September 25, 2015 the Company (through its wholly owned subsidiary GMR Pittsburgh LLC, as borrower) entered into a Term Loan and Security Agreement with Capital One to borrow $7,378. The note bears interest at 3.72% per annum and all unpaid interest and principal is due on September 25, 2020. Interest is paid in arrears and interest payments began on November 1, 2015, and on the first day of each calendar month thereafter. Principal payments begin on November 1, 2018 and on the first day of each calendar month thereafter based on an amortization schedule with the remaining principal balance due on the maturity date. The Company, at its option, may prepay the note at any time, in whole (but not in part) with advanced written notice. The note has an early termination fee of two percent if prepaid prior to September 25, 2018. The West Mifflin facility serves as collateral for the note. The note requires a quarterly fixed charge coverage ratio of at least 1:1, a quarterly minimum debt yield of 0.09:1.00, and annualized Operator EBITDAR (as defined in the note) measured on a quarterly basis of not less than $6,000. The Operator is Associates in Ophthalmology, Ltd. and Associates Surgery Centers, LLC. The note balance as of June 30, 2018 and December 31, 2017 was $7,378. Interest expense incurred on this note was $70 and $139 for the three and six months ended June 30, 2018, respectively, and $70 and $139 for the three and six months ended June 30, 2017, respectively.

As of June 30, 2018, scheduled principal payments due for each fiscal year ended December 31 are listed below as follows:

2018 (six months remaining	$22
2019	136
2020	7,220
Total	$7,378

Revolving Credit Facility

The Company, the Operating Partnership, as borrower, and certain of its subsidiaries (such subsidiaries, the “Subsidiary Guarantors”) are parties to a syndicated revolving credit facility with BMO Harris Bank N.A. (“BMO”), as Administrative Agent (the “Revolving Credit Facility”). On March 6, 2018, the Revolving Credit Facility was amended to increase its aggregate capacity by $90,000 to $340,000. In accordance with ASC Topic 470, Debt, the Company capitalized the costs incurred related to this amendment as all of the syndicates’ capacity was increased with the modification. On August 7, 2018, the Company entered into an amended and restated Credit Facility that amended many of the material terms described in this section. See Note 11 “Subsequent Events” for a description of the material terms of such amendment.

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

The Operating Partnership is subject to ongoing compliance with a number of customary affirmative and negative covenants, including limitations with respect to liens, indebtedness, distributions, mergers, consolidations, investments, restricted payments and asset sales. The Operating Partnership must also maintain (i) a maximum consolidated leverage ratio as of the end of each fiscal quarter of less than (y) 0.65:1.00 for each fiscal quarter ending prior to October 1, 2019 and (z) thereafter, 0.60:1.00, (ii) a minimum fixed charge coverage ratio of 1.50:1.00, (iii) a minimum net worth of $119,781 plus 75% of all net proceeds raised through subsequent equity offerings and (iv) a ratio of total secured recourse debt to total asset value of not greater than 0.10:1.00.

During the six months ended June 30, 2018 the Company borrowed $129,950 under the Revolving Credit Facility and repaid $6,500 for a net amount borrowed of $123,450. During the six months ended June 30, 2017 the Company borrowed $141,800 under the Revolving Credit Facility and repaid $25,000 for a net amount borrowed of $116,800. Interest expense incurred on the Revolving Credit Facility was $2,896 and $4,662 for the three and six months ended June 30, 2018, respectively and $1,156 and $1,610 for the three and six months ended June 30, 2017, respectively.

As of June 30, 2018 and December 31, 2017, the Company had $288,350 and $164,900 of outstanding borrowings under the Revolving Credit Facility, respectively.

Deferred Financing Costs, Net

Costs incurred related to securing the Company’s Revolving Credit Facility have been capitalized as a deferred financing asset, net of accumulated amortization, in the accompanying Consolidated Balance Sheets.

A rollforward of the deferred financing cost balance as of June 30, 2018, is as follows:

Balance as of January 1, 2018, net	$2,750
Additions – Revolving Credit Facility	1,123
Deferred financing cost amortization expense	(918)
Balance as of June 30, 2018, net	$2,955

Amortization expense incurred related to the Revolving Credit Facility deferred financing costs was $520 and $918 for the three and six months ended June 30, 2018, respectively, and $308 and $434 for the three and six months ended June 30, 2017, respectively, and is included in the “Interest Expense” line item in the accompanying Consolidated Statements of Operations.

Weighted-Average Interest Rate and Term

The weighted average interest rate and term of our debt was 4.38% and 2.05 years, respectively, at June 30, 2018, compared to 3.72% and 2.94 years, respectively, as of December 31, 2017.

Note 5 – Stockholders’ Equity

Preferred Stock

The Company’s charter authorizes the issuance of 10,000 shares of preferred stock, par value $0.001 per share. As of June 30, 2018 and December 31, 2017, there were 3,105 shares of Series A Cumulative Redeemable Preferred Stock (“Series A Preferred Stock”), issued and outstanding. The Series A Preferred Stock has a liquidation preference of $25 per share.

Dividend activity on our preferred stock for the six months ended June 30, 2018 is summarized in the following table:

Date Announced	Record Date	Applicable Quarter	Payment Date	Quarterly Dividend	Amount Accrued		Dividends per Share

December 15, 2017	January 15, 2018	Q4 2017	January 31, 2018	$1,455	$-		$0.46875
March 7, 2018	April 15, 2018	Q1 2018	April 30, 2018	$1,456	$-		$0.46875
June 15, 2018	July 15, 2018	Q2 2018	July 31, 2018	$1,455	$970	[1]	$0.46875

1Represents the accrued portion of the second quarter 2018 dividend as of June 30, 2018.

The holders of the Series A Preferred Stock are entitled to receive dividend payments only when, as and if declared by the Board (or a duly authorized committee of the Board). Dividends will accrue or be payable in cash from the original issue date, on a cumulative basis, quarterly in arrears on each dividend payment date at a fixed rate per annum equal to 7.50% of the liquidation preference of $25 per share (equivalent to $1.875 per share on an annual basis). Dividends on the Series A Preferred Stock will be cumulative and will accrue whether or not (i) funds are legally available for the payment of those dividends, (ii) the Company has earnings and (iii) those dividends are declared by the Board. The quarterly dividend payment dates on the Series A Preferred Stock are January 31, April 30, July 31 and October 31 of each year, which commenced on October 31, 2017. During the six months ended June 30, 2018, the Company paid preferred dividends of $2,911. No preferred dividends were paid during the three and six months ended June 30, 2017.

Common Stock

The Company has 500,000 authorized shares of common stock, $0.001 par value. As of June 30, 2018 and December 31, 2017, there were 21,631 outstanding shares of common stock.

Common stock dividend activity for the six months ended June 30, 2018 is summarized in the following table:

Date Announced	Record Date	Applicable Quarter	Payment Date	Dividend Amount(1)	Dividends per Share

December 15, 2017	December 26, 2017	Q4 2017	January 10, 2018	$4,552	$0.20
March 7, 2018	March 22, 2018	Q1 2018	April 10, 2018	$4,691	$0.20
June 15, 2018	June 26, 2018	Q2 2018	July 11, 2018	$4,786	$0.20

(1)Includes distributions on granted LTIP units and OP Units issued to third parties.

During the six months ended June 30, 2018 and 2017, the Company paid total dividends on its common stock, LTIP units and OP Units in the aggregate amount of $9,288 and $7,208, respectively.

As of June 30, 2018 and December 31, 2017, the Company had an accrued dividend balance of $184 and $116 for dividends payable on the aggregate annual and long-term LTIP units that are subject to retroactive receipt of dividends on the amount of LTIP units ultimately earned. During the six months ended June 30, 2018, $113 of dividends were accrued and $45 of dividends were paid. During the six months ended June 30, 2017, $96 of dividends were accrued and zero was paid. See Note 7 – Stock-Based Compensation for additional information.

The amount of the dividends paid to the Company’s stockholders is determined by the Company’s Board and is dependent on a number of factors, including funds available for payment of dividends, the Company’s financial condition and capital expenditure requirements except that, in accordance with the Company’s organizational documents and Maryland law, the Company may not make dividend distributions that would: (i) cause it to be unable to pay its debts as they become due in the usual course of business; (ii) cause its total assets to be less than the sum of its total liabilities plus senior liquidation preferences; or (iii) jeopardize its ability to maintain its qualification as a REIT.

OP Units

During the six months ended June 30, 2018, the Company issued 611 OP Units with a value of $4,742 in connection with a facility acquisition. During the year ended December 31, 2017, the Company issued 1,246 OP Units with a value of $11,532 primarily in connection with two facility acquisitions. As of June 30, 2018 and December 31, 2017, there were 1,857 and 1,246 OP Units issued, respectively, with an aggregate value of $16,274 and $11,532, respectively. The OP Unit value is included as a component of noncontrolling interest equity in the Company’s Consolidated Balance Sheets as of June 30, 2018 and December 31, 2017.

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

Management Fees and Accrued Management Fees

The Company’s management fee to the Advisor is calculated in accordance with the terms of the Management Agreement which requires an annual base management fee equal to 1.5% of our stockholders’ equity (as defined in the Management Agreement). For the three and six months ended June 30, 2018, management fees of $1,095 and $2,176, respectively, were incurred and expensed by the Company and during the six months ended June 30, 2018, the Company paid management fees to the Advisor in the amount of $2,145. For the three and six months ended June 30, 2017, management fees of $628 and $1,256, respectively, were incurred and expensed by the Company and during the six months ended June 30, 2017, the Company paid management fees to the Advisor in the amount of $1,248. Accrued management fees due to the Advisor were $1,095 and $1,064 as of June 30, 2018 and December 31, 2017, respectively. No incentive management fee was incurred by the Company during the three and six months ended June 30, 2018 or June 30, 2017.

Allocated General and Administrative Expenses

Effective May 8, 2017, the Company and the Advisor entered into an agreement pursuant to which, for a period of one year commencing on May 8, 2017, the Company agreed to reimburse the Advisor for $125 of the annual salary of the General Counsel and Secretary of the Company for so long as he continues to be primarily dedicated to the Company in his capacity as its General Counsel and Secretary. This agreement expired in May 2018 and was not renewed. In the future, the Company may receive additional allocations of general and administrative expenses from the Advisor that are either clearly applicable to or were reasonably allocated to the operations of the Company. Other than via the terms of the reimbursement agreement, there were no allocated general and administrative expenses from the Advisor for the three and six months ended June 30, 2018 and 2017.

Due to Related Parties, Net

All related party balances are due on demand and non-interest-bearing.

A rollforward of the due (to) from related parties balance, net, as of June 30, 2018, is as follows:

	Due to Advisor – Mgmt. Fees	Due (to) from Advisor – Other Funds	Due (to) from Other Related Party	Total Due (To) From Related Parties, Net
Balance as of January 1, 2018	$(1,064)	9	19	$(1,036)
Management fee expense incurred (1)	(2,176)	-	-	(2,176)
Management fees paid to Advisor (1)	2,145	-	-	2,145
Loans to Advisor (2)	-	33	-	33
Loans to other related parties (2)	-	-	47	47
Balance as of June 30, 2018	$(1,095)	42	66	$(987)

(1)Net amount accrued of $31 consists of $2,176 in management fee expense incurred, net of $2,145 of accrued management fees that were paid to the Advisor. This represents a cash flow operating activity.

(2)Aggregate amount of $80 represents amounts paid by the Company on behalf of several related party entities for miscellaneous purposes. This represents a cash flow investing activity.

Note 7 – Stock-Based Compensation

2016 Equity Incentive Plan

The 2016 Equity Incentive Plan (the “Plan”) is intended to assist the Company and its affiliates in recruiting and retaining employees of the Manager, members of the Board, executive officers of the Company, and individuals who provide services to those entities or affiliates of those entities.

The Plan is intended to permit the grant of both qualifying and non-qualified options and the grant of stock appreciation rights, restricted stock, unrestricted stock, awards of restricted stock units, performance awards and other equity-based awards (including LTIP units) for up to an aggregate of 1,232 shares of common stock, subject to increase under certain provisions of the Plan. Based on the grants outstanding as of June 30, 2018, there are 277 units that remain available to be granted under the Plan. Units subject to awards under the Plan that are forfeited, cancelled, lapsed, settled in cash or otherwise expired (excluding shares withheld to satisfy exercise prices or tax withholding obligations) are available for grant.

Time-Based Grants

The time-based vesting LTIP unit activity under the Plan during the six months ended June 30, 2018 was as follows:

Net LTIP units outstanding as of December 31, 2017	436
LTIP units granted (1)	57
LTIP units earned and granted via the 2017 performance program – Annual Awards (2)	57
LTIP units granted as 2018 time-based awards (3)	73
LTIP units redeemed in cash or forfeited (4)	(35)
Net LTIP units outstanding as of June 30, 2018	588

(1)	The 57 LTIP units are comprised of the following: on March 5, 2018, the Board approved grants of an aggregate of 36 LTIP Units to employees of the Advisor, which vest 50% on March 5, 2020 and 50% on March 5, 2021; on May 30, 2018 and June 14, 2018 the Board approved grants of an aggregate of 21 LTIP Units to independent directors of the Board, which vest on May 30, 2019 and June 14, 2019, respectively.
(2)	The 57 LTIP units represents grants from the previously disclosed 2017 annual awards. On March 5, 2018 the Compensation Committee of the Board (the “Compensation Committee”) determined the extent to which the Company achieved the performance goals related to the 2017 Annual Awards and determined the number of LTIP units that each grantee was entitled to receive. These grants vested 50% on March 5, 2018, the determination date, and 50% vest on December 31, 2018.
(3)	The 73 LTIP units represent grants approved by the Board on March 5, 2018 and are subject to the terms and conditions of the 2018 LTIP Unit Award Agreements between the Company and each grantee. These grants vest in equal one-third increments on each of March 5, 2019, March 5, 2020, and March 5, 2021.
(4)	The 35 LTIP units is comprised of 34 vested units that the Company elected to redeem in cash for $263, and one unvested unit that was forfeited.

A detail of the vested and unvested LTIP units outstanding as of June 30, 2018 is as follows:

Total vested units	283
Unvested units:
Granted to employees of the Advisor	284
Granted to the Company’s independent directors	21
Total unvested units	305
Net LTIP units outstanding as of June 30, 2018	588

The Company expenses the fair value of all time-based LTIP unit grants in accordance with the fair value recognition requirements of ASC Topic 718, Compensation-Stock Compensation, for “employees,” and ASC Topic 505, Equity, for “non-employees.”

Performance Based Awards

During 2017, the Board approved the 2017 annual performance-based equity incentive award targets in the form of LTIP units and long-term performance-based LTIP awards to the executive officers of the Company and other employees of the Advisor who perform services for the Company (the “2017 Program”). During the six months ended June 30, 2018, the Board approved the 2018 annual performance-based equity incentive award targets in the form of LTIP units and long-term performance-based LTIP awards to the executive officers of the Company and other employees of the Advisor who perform services for the Company (the “2018 Program”). None of the long-term LTIP unit award targets units under the 2017 Program and none of the annual or long-term LTIP unit award targets under the 2018 Program had been earned by the participants as of June 30, 2018.

A detail of the annual awards (the “Annual Awards”) and the long-term awards (the “Long-Term Awards”) under the 2017 Program and the 2018 Program is as follows:

	2017 Program		2018 Program
	Annual	Long- Term	Annual	Long- Term	Total

Net 2017 Program LTIP awards as of December 31, 2017	84	98	-	-	182
LTIP unit target grants via the 2018 Performance Program – Long-Term Awards (1)	-	-	-	110	110
LTIP unit target grants via the 2018 Performance Program – Annual Awards (2)	-	-	163	-	163
LTIP units granted via the 2017 Performance Program – Annual Awards (3)	(57)	-	-	-	(57)
LTIP units not earned under the 2017 Performance Program – Annual Awards (4)	(27)	-	-	-	(27)
LTIP unit forfeitures (5)		(2)	(2)		(4)
Net annual and long-term LTIP awards as of June 30, 2018	-	96	161	110	367

(1)	These target Long-Term Awards were approved by the Board on March 5, 2018 and are subject to the terms and conditions of the 2018 LTIP Unit Award Agreements between the Company and each grantee.
(2)	These target Annual Awards were approved by the Board on April 9, 2018 and are subject to the terms and conditions of the 2018 LTIP Unit Award Agreements between the Company and each grantee.
(3)	This amount represents grants from the 2017 Program Annual Awards. Refer to the “Time-Based Grants” table above which presents these grants as earned and time-based.
(4)	On March 5, 2018 the Compensation Committee determined the extent to which the Company achieved the performance goals and concluded that these target awards were not earned.
(5)	Represents LTIP units forfeited from grantees no longer with the Company.

The number of target LTIP units comprising each 2018 Program Annual Award target grant was based on the closing price of the Company’s common stock reported on the New York Stock Exchange (“NYSE”) on the dates of grant. The number of target LTIP units comprising each Long-Term Award target grant was based on the fair value of the Long-Term Awards as determined by an independent valuation consultant, in each case rounded to the next whole LTIP unit in order to eliminate fractional units.

Annual Awards. The Annual Awards are subject to the terms and conditions of LTIP Annual Award Agreements (“LTIP Annual Award Agreements”) between the Company and each grantee.

The Compensation Committee and Board established performance goals for calendar year 2018, as set forth in Exhibit A to the 2018 LTIP Annual Award Agreements (the “Performance Goals”) that will be used to determine the number of LTIP units earned by each grantee. As of June 30, 2018, management estimated that the Performance Goals would be met at a 75% level, and accordingly, applied 75% to the net target 2018 Program Annual Awards to estimate the 2018 Program Annual Awards expected to be earned at the end of the performance period. Cumulative stock-based compensation expense during the six months ended June 30, 2018 reflects management’s estimate that 75% of these awards will vest. As soon as reasonably practicable following the last day of the 2018 fiscal year, the Compensation Committee and Board will determine the extent to which the Company has achieved each of the Performance Goals (expressed as a percentage) and, based on such determination, will calculate the number of LTIP units that each grantee is entitled to receive. Each grantee may earn up to 150% of the number of his/her target LTIP units. Any 2018 Annual Award LTIP units that are not earned will be forfeited and cancelled.

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

Long-Term Awards. The Long-Term Awards are subject to the terms and conditions of 2017 and 2018 LTIP Long-Term Award Agreements (collectively the “LTIP Long-Term Award Agreements”) between the Company and each grantee. The number of LTIP units that each grantee is entitled to earn under the LTIP Long-Term Award Agreements will be determined following the conclusion of a three-year performance period based on the Company’s total stockholder return (“TSR”), which is determined based on a combination of appreciation in stock price and dividends paid during the performance period. Each grantee may earn up to 200% of the number of target LTIP units covered by the grantee’s Long-Term Award. Any target LTIP units that are not earned will be forfeited and cancelled. The number of LTIP units earned under the Long-Term Awards will be determined as soon as reasonably practicable following the end of the three-year performance period (2020 or 2021 depending on the program) based on the Company’s TSR on an absolute basis (as to 75% of the Long-Term Award) and relative to the SNL Healthcare REIT Index (as to 25% of the Long-Term Award).

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

Vesting. LTIP units that are earned as of the end of the applicable performance period will be subject to forfeiture restrictions that will lapse (“vesting”), subject to continued employment through each vesting date as follows; for the 2017 Program units: 50% of the earned LTIP units will vest upon being earned as of February 27, 2020, or the date of a change of control, and the remaining 50% will vest on February 27, 2021; for the 2018 Program units: 50% of the earned LTIP units will vest upon being earned as of March 4, 2021, or the date of a change of control, and the remaining 50% will vest on March 4, 2022.

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

Stock Compensation Expense

The Company incurred stock compensation expense of $1,055 and $1,237 for the three and six months ended June 30, 2018, respectively, and $721 and $1,140 for the three and six months ended June 30, 2017, respectively, related to the grants awarded under the Plan. Compensation expense is included within “General and Administrative” expense in the Company’s Consolidated Statements of Operations.

As of June 30, 2018, total unamortized compensation expense related to these awards of approximately $4,310 is expected to be recognized over a weighted average remaining period of 2.22 years.

Note 8 – Rental Revenue

The aggregate annual minimum cash to be received by the Company on the noncancelable operating leases related to its portfolio of facilities in effect as of June 30, 2018, is as follows for the subsequent years ended December 31; as listed below.

2018 (six months remaining)	$23,415
2019	47,299
2020	48,155
2021	46,556
2022	45,488
Thereafter	347,800
Total	$558,713

For the three months ended June 30, 2018, the Encompass (formerly HealthSouth) facilities constituted approximately 11% of the Company’s rental revenue, the OCOM facilities constituted approximately 9% of the Company’s rental revenue, the Belpre facilities constituted approximately 9% of the Company’s rental revenue, the Austin facility constituted approximately 7% of the Company’s rental revenue, the Sherman facility constituted approximately 6% of the Company’s rental revenue, the Dallas facility constituted approximately 6% of the Company’s rental revenue, and the Great Bend facility constituted approximately 5% of the Company’s rental revenue. All other facilities in the Company’s portfolio constituted the remaining 47% of the total rental revenue with no individual facility constituting greater than approximately 4% of total rental revenue.

For the six months ended June 30, 2018, the Encompass facilities constituted approximately 12% of the Company’s rental revenue, the OCOM facilities constituted approximately 10% of the Company’s rental revenue, the Austin facility constituted approximately 7% of the Company’s rental revenue, the Sherman facility constituted approximately 7% of the Company’s rental revenue, the Great Bend facility constituted approximately 5% of the Company’s rental revenue, and the Belpre facilities constituted approximately 5% of the Company’s rental revenue. All other facilities in the Company’s portfolio constituted the remaining 54% of the total rental revenue with no individual facility constituting greater than approximately 4% of total rental revenue.

For the three months ended June 30, 2017, the Encompass facilities constituted approximately 21% of the Company’s rental revenue, the OCOM facilities constituted approximately 17% of the Company’s rental revenue, the Great Bend facility constituted approximately 9% of the Company’s rental revenue, the Omaha and Plano facilities each constituted approximately 6% of the Company’s rental revenue, and the Tennessee facilities constituted approximately 5% of the Company’s rental revenue. All other facilities in the Company’s portfolio constituted the remaining 36% of the total rental revenue with no individual facility constituting greater than approximately 4% of total rental revenue.

For the six months ended June 30, 2017, the Encompass facilities constituted approximately 25% of the Company’s rental revenue, the OCOM facilities constituted approximately 10% of the Company’s rental revenue, the Omaha facility constituted approximately 8% of the Company’s rental revenue, the Plano facility constituted approximately 7% of the Company’s rental revenue, the Tennessee and Great Bend facilities each constituted approximately 6% of the Company’s rental revenue, and the Marina Towers facility constituted approximately 5% of the Company’s rental revenue. All other facilities in the Company’s portfolio constituted the remaining 33% of the total rental revenue with no individual facility constituting greater than approximately 4% of total rental revenue.

Note 9 – Land Leases

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

The aggregate minimum cash payments to be made by the Company on these land leases in effect as of June 30, 2018, are as follows for the subsequent years ended December 31; as listed below.

2018 (six months remaining)	$53
2019	109
2020	109
2021	109
2022	109
Thereafter	2,234
Total	$2,723

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

Note 11 – Subsequent Events

Amendment to Revolving Credit Facility

On August 7, 2018, the Company amended and restated its Revolving Credit Facility to (i) increase the overall capacity of the facility from $340 million to $350 million, consisting of a $250 million revolving credit facility (the “Revolver”) and a $100 million, five-year term loan (the “Term Loan”), (ii) extend the term of the Revolver to August 2022, with a one-year extension option, and (iii) implement a new pricing matrix. The facility includes an accordion feature to increase the capacity to an aggregate of $500 million. Additionally, the Company hedged its interest rate risk on the Term Loan by entering into an interest rate swap agreement, with a notional amount of $100 million and a term of five years, which will effectively fix the LIBOR component on the Term Loan at 2.88%.

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

Forward-looking statements involve numerous risks and uncertainties and you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data or methods which may be incorrect or imprecise and we may not be able to realize them. We do not guarantee that the transactions and events described will happen as described (or that they will happen at all). The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

•	defaults on or non-renewal of leases by tenants;
•	decreased rental rates or increased vacancy rates;
•	difficulties in identifying healthcare facilities to acquire and completing such acquisitions;
•	adverse economic or real estate conditions or developments, either nationally or in the markets in which our facilities are located;
•	our failure to generate sufficient cash flows to service our outstanding obligations;
•	fluctuations in interest rates and increased operating costs;
•	our failure to effectively hedge our interest rate risk;
•	our ability to satisfy our short and long-term liquidity requirements;
•	our ability to deploy the debt and equity capital we raise;
•	our ability to raise additional equity and debt capital on terms that are attractive or at all;
•	our ability to make distributions on shares of our common and preferred stock;
•	expectations regarding the timing and/or completion of any acquisition;
•	general volatility of the market price of our common and preferred stock;
•	our lack of a significant operating history;
•	changes in our business or our investment or financing strategy;
•	changes in our management internalization plans;
•	our dependence upon key personnel whose continued service is not guaranteed;
•	the ability of our external manager, Inter-American Management, LLC’s (the “Advisor”), to identify, hire and retain highly qualified personnel in the future;
•	the degree and nature of our competition;
•	changes in healthcare laws, governmental regulations, tax rates and similar matters;
•	changes in current healthcare and healthcare real estate trends;
•	changes in expected trends in Medicare, Medicaid and commercial insurance reimbursement trends;
•	competition for investment opportunities;
•	our failure to successfully integrate acquired healthcare facilities;
•	our expected tenant improvement expenditures;
•	changes in accounting policies generally accepted in the United States of America (“GAAP”);

•	lack of or insufficient amounts of insurance;
•	other factors affecting the real estate industry generally;
•	changes in the tax treatment of our distributions;
•	our failure to qualify and maintain our qualification as a real estate investment trust (“REIT”) for U.S. federal income tax purposes; and
•	limitations imposed on our business and our ability to satisfy complex rules relating to REIT qualification for U.S. federal income tax purposes.

See Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2017, that was filed with the SEC on March 12, 2018 and Item 1A Risk Factors in this Quarterly Report on Form 10-Q, for further discussion of these and other risks, as well as the risks, uncertainties and other factors discussed in this Report and identified in other documents we may file with the SEC from time to time. You should carefully consider these risks before making any investment decisions in our company. New risks and uncertainties may also emerge from time to time that could materially and adversely affect us. While forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance. We disclaim any obligation to update or revise any forward-looking statement to reflect changes in underlying assumptions or factors, of new information, data or methods, future events or other changes after the date of this Report, except as required by applicable law. You should not place undue reliance on any forward-looking statements that are based on information currently available to us or the third parties making the forward-looking statements.

Overview

Global Medical REIT Inc. (the “Company,” “us,” “we,” or “our”) is an externally-managed, Maryland corporation engaged primarily in the acquisition of licensed, state-of-the-art, purpose-built healthcare facilities and the leasing of these facilities to strong clinical operators with leading market share. The Company is externally managed and advised by the Advisor.

We elected to be taxed as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2016. We conduct our business through an umbrella partnership real estate investment trust, or UPREIT, structure in which our properties are owned by wholly-owned subsidiaries of our operating partnership, Global Medical REIT L.P. (the “Operating Partnership”). We, through a wholly-owned subsidiary, are the sole general partner of our Operating Partnership and, as of June 30, 2018, we owned approximately 89.85% of the outstanding common operating partnership units (“OP Units”) of our Operating Partnership.

Executive Summary

The following table summarizes the material changes in our business and operations for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands, except per share amounts)

Rental revenue	$12,581	$6,667	$23,069	$11,296
Interest expense	$3,942	$1,990	$6,627	$3,091
General and administrative expense	$1,768	$1,835	$2,774	$3,427
Preferred stock dividends	$1,455	$-	$2,911	$-

Net (loss) income attributable to common stockholders per share	$(0.00)	$(0.04)	$0.02	$(0.11)
FFO per share(1)	$0.19	$0.10	$0.37	$0.12
AFFO per share(1)	$0.20	$0.14	$0.36	$0.23

Dividends per common share	$0.20	$0.20	$0.20	$0.20
Weighted average common shares outstanding	21,631	17,644	21,631	17,625
Weighted average OP Units outstanding	1,736	-	1,492	-
Weighted average LTIP units outstanding	584	-	512	-

(1)	See “—Non-GAAP Financial Measures,” for a description of our non-GAAP financial measures and a reconciliation of our non-GAAP financial measures.

	As of
	June 30, 2018	December 31, 2017
	(dollars in thousands)

Total investment in real estate, gross	$602,009	$471,507
Total debt, net of unamortized discount	$326,960	$203,445
Weighted average interest rate	4.38%	3.72%
Total stockholders’ equity	$255,513	$259,013
Net leasable square feet	1,869,830	1,331,186

Our Properties

As of June 30, 2018, our portfolio consisted of 70 buildings with an aggregate of (i) approximately 1.9 million leasable square feet, (ii) approximately $46.6 million of annualized base rent, (iii) an approximate weighted average capitalization rate of 7.8% and (iv) approximately 10.4 weighted average lease years remaining. The table below summarizes our portfolio as of June 30, 2018:

Property	Location	Leasable Square Feet (LSF)	% of Portfolio LSF	Annualized Base Rent (in thousands)(1)	% of Portfolio Annualized Base Rent	Cap. Rate(2)	Lease Years Remaining(3)
Select Medical Hospital	Omaha, NE	41,113	2.2%	$1,763	3.8%	8.1%	5.1
Orthopedic Surgery Center of Asheville	Asheville, NC	8,840	0.5%	245	0.5%	10.1%	3.7
Associates in Ophthalmology	West Mifflin, PA	27,193	1.5%	784	1.7%	6.9%	12.2
Gastro One	Memphis, TN	52,266	2.8%	1,323	2.8%	6.6%	9.5
Star Medical Center	Plano, TX	24,000	1.3%	1,278	2.7%	7.3%	17.6
Surgical Institute of Michigan	Westland, MI	15,018	0.8%	399	0.9%	8.4%	7.8
Marina Towers	Melbourne, FL	75,899	4.1%	1,127	2.4%	7.3%	7.8
Berks Eye Physicians & Surgeons	Wyomissing, PA	17,000	0.9%	449	0.9%	7.5%	8.1
Berkshire Eye Surgery Center	Reading, PA	6,500	0.3%	241	0.5%	7.5%	8.1
East Orange General Hospital	East Orange, NJ	60,442	3.2%	962	2.1%	8.1%	8.3
Brown Clinic	Watertown, SD	48,132	2.6%	721	1.5%	8.0%	13.3
Northern Ohio Medical Specialists (NOMS)	Sandusky, OH	55,760	3.0%	864	1.9%	7.7%	9.3
Carson Medical Group Clinic	Carson City, NV	20,632	1.1%	354	0.8%	9.4%	5.3
Piedmont Healthcare	Ellijay, GA	44,162	2.4%	364	0.8%	7.4%	8.0
Encompass (Mesa)	Mesa, AZ	51,903	2.8%	1,762	3.8%	7.9%	6.3
Encompass (Altoona)	Altoona, PA	70,007	3.7%	1,713	3.7%	8.0%	2.9
Encompass (Mechanicsburg)	Mechanicsburg, PA	78,836	4.2%	1,923	4.1%	7.9%	2.9
Southwest Florida Neurological & Rehab	Cape Coral, FL	25,814	1.4%	540	1.2%	7.4%	8.6
Geisinger Specialty Care	Lewisburg, PA	28,480	1.5%	544	1.2%	7.5%	4.8
Las Cruces Orthopedic	Las Cruces, NM	15,761	0.8%	362	0.8%	7.4%	10.6
Thumb Butte Medical Center	Prescott, AZ	12,000	0.6%	371	0.8%	8.2%	8.7
Southlake Heart & Vascular Institute	Clermont, FL	18,152	1.0%	369	0.8%	7.1%	4.4
Oklahoma Center for Orthopedic & Multi-specialty Surgery (OCOM)	Oklahoma City, OK	97,406	5.2%	3,561	7.6%	7.2%	14.9
Great Bend Regional Hospital	Great Bend, KS	63,978	3.4%	2,198	4.7%	9.0%	13.8
Unity Family Medicine	Brockport, NY	29,497	1.6%	621	1.3%	7.2%	12.4
Lonestar Endoscopy	Flower Mound, TX	10,062	0.5%	294	0.6%	7.3%	8.3
Texas Digestive	Fort Worth, TX	18,084	1.0%	431	0.9%	6.9%	10.0
Carrus Specialty Hospital	Sherman, TX	69,352	3.7%	2,346	5.0%	9.0%	19.0
Cardiologists of Lubbock	Lubbock, TX	27,280	1.5%	600	1.3%	7.3%	11.2
Conrad Pearson Clinic	Germantown, TN	33,777	1.8%	1,488	3.2%	9.3%	5.9
Central Texas Rehabilitation Clinic	Austin, TX	59,258	3.2%	2,971	6.3%	7.3%	8.8
Heartland Clinic	Moline, IL	34,020	1.8%	892	1.9%	7.7%	15.0
Albertville Medical Building	Albertville, MN	21,486	1.1%	481	1.0%	7.1%	10.5
Amarillo Bone & Joint Clinic	Amarillo, TX	23,298	1.2%	594	1.3%	6.9%	11.5
Kansas City Cardiology	Lee’s Summit, MO	12,180	0.7%	275	0.6%	7.2%	6.5
Zion Eye Institute	St. George, UT	16,000	0.9%	400	0.9%	7.0%	11.5
Respiratory Specialists	Wyomissing, PA	17,598	0.9%	405	0.9%	7.2%	9.5
Quad City Kidney Center	Moline, IL	27,173	1.5%	548	1.2%	8.2%	12.8
Northern Ohio Medical Specialists (NOMS)	Fremont, OH	25,893	1.4%	608	1.3%	7.3%	11.6
Gainesville Eye	Gainesville, GA	34,020	1.8%	776	1.7%	7.5%	11.7
City Hospital of White Rock	Dallas, TX	236,314	12.6%	2,230	4.7%	9.7%	19.7
Orlando Health	Orlando, FL	59,644	3.2%	1,346	2.9%	8.3%	4.4
Memorial Health	Belpre, OH	155,600	8.3%	5,087	10.9%	7.9%	10.8
Totals / Weighted Average		1,869,830	100.0%	$46,610	100.0%	7.8%	10.4

(1) Monthly base rent for June 2018 multiplied by 12.

(2) Annualized base rent for June 2018 divided by contractual purchase price.

(3) Does not include tenant renewal options.

Recent Developments

On August 7, 2018, the Company entered into an amended and restated Revolving Credit Facility to (i) increase the overall capacity of the facility from $340 million to $350 million, consisting of a $250 million revolving credit facility (the “Revolver”) and a $100 million, five-year term loan (the “Term Loan”), (ii) extend the term of the Revolver to August 2022, with a one-year extension option, and (iii) implement a new pricing matrix. The facility includes an accordion feature to increase the capacity to an aggregate of $500 million. Additionally, the Company hedged its interest rate risk on the Term Loan by entering into an interest rate swap agreement, with a notional amount of $100 million and a term of five years, which will effectively fix the LIBOR component on the Term Loan at 2.88%.

Trends Which May Influence Results of Operations

We believe the following trends may positively impact our business and results of operations:

•	growing healthcare expenditures – According to the U.S. Department of Health and Human Services, overall healthcare expenditures are expected to grow at an average rate of 5.6% per year from 2016 through 2025. We believe the long-term growth in healthcare expenditures will correlate with the long-term leases at our properties and help maintain or increase the value of our healthcare real estate portfolio;
•	an aging population – according to the 2010 U.S. Census, the segment of the population consisting of people 65 years or older comprise the fastest growing segment of the overall U.S. population. We believe this segment of the U.S. population will utilize many of the services provide at our healthcare facilities such as orthopedics, cardiac, gastroenterology and rehabilitation;
•	a continuing shift towards outpatient care – according to the American Hospital Association, patients are demanding more outpatient operations. We believe this shift in patient preference from inpatient to out-patient facilities will benefit our tenants as most of our properties consists of medical office buildings, ambulatory surgery centers and specialty hospitals that provide an alternative to inpatient facilities such as acute-care hospitals;

•	physician practice group and hospital consolidation – We believe the trend towards physician group consolidation will serve to strengthen the credit quality of our tenants if our tenants merge or are consolidated with larger health systems;
•	a highly fragmented healthcare real estate market – Despite the move toward consolidation with respect to healthcare services, we believe the healthcare real estate market continues to be highly fragmented, which will provide us with significant acquisition opportunities; and
•	Increased supply of attractive acute-care hospital acquisition opportunities – We believe many hospital systems are moving towards investing more in out-patient facilities and divesting acute-care hospitals. Although not the primary focus of our investment strategy, we believe that the current supply and demand forces in the hospital market could provide opportunities to purchase high-quality, acute-care hospitals in desirable markets at attractive, risk-adjusted returns.

We believe the following trends may negatively impact our business and results of operations:

•	Increasing Market Volatility – To date in 2018, the stock markets have experienced volatility. If markets continue to experience volatility, or healthcare REIT stocks continue to decline, we could have difficulty raising equity capital at attractive prices or at all, which could inhibit our ability to grow our portfolio;
•	Increases in short-term interest rates – During 2018, the market interest rates on which our credit facility interest rate is based have increased. If this trend continues and we are unable to hedge our interest rate exposure, our interest rate expense will increase, which would negatively affect our results of operations;
•	Leverage restrictions – Pursuant to our revolving credit facility, our consolidated leverage ratio, defined as the ratio of our total debts to total assets, cannot exceed 0.65:1 and our minimum fixed charge coverage ratio, defined as the ratio of Adjusted EBITDA and Fixed Charges, must be at least 1.50:1. As of June 30, 2018, our total debt was approximately $327.0 million and our total interest expense plus preferred dividends for the six months ended June 30, 2018 was approximately $9.5 million, and our consolidated leverage and fixed charge coverage ratios were 0.53:1 and 2.01:1, respectively. Due to our leverage limitations, if we are unable to raise equity capital in sufficient amounts or at all in order to pay down our indebtedness, we will be limited in the amount of properties we may acquire;
•	Changes in third party reimbursement methods and policies – As the price of healthcare services continues to increase, we believe third-party payors, such as Medicare and commercial insurance companies, will continue to scrutinize and reduce the types of healthcare services eligible for, and the amounts of, reimbursement under their health insurance plans. Additionally, many employer-based insurance plans have continued to increase the percentage of insurance premiums for which covered individuals are responsible. If these trends continue, our tenants may experience lower patient volumes as well as higher patient credit risks, which could negatively impact their business as well as their ability to pay rent to us.

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

Consolidated Results of Operations

The major factor that resulted in variances in our results of operations for each revenue and expense category for the three and six months ended June 30, 2018, compared to the three and six months ended June 30, 2017 was the increase in the size of our property portfolio. Our total investments in real estate, net of accumulated depreciation and amortization, was $580.0 million and $348.8 million as of June 30, 2018 and 2017, respectively.

Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017

	Three Months Ended June 30,
	2018	2017	$ Change
	(in thousands)
Revenue
Rental revenue	$12,581	$6,667	$5,914
Expense recoveries	659	698	(39)
Other income	9	58	(49)
Total revenue	13,249	7,423	5,826

Expenses
General and administrative	1,768	1,835	(67)
Operating expenses	680	747	(67)
Management fees – related party	1,095	628	467
Depreciation expense	3,445	1,851	1,594
Amortization expense	926	459	467
Interest expense	3,942	1,990	1,952
Acquisition fees	9	536	(527)
Total expenses	11,865	8,046	3,819
Net income (loss)	$1,384	$(623)	$2,007

Revenue

Total Revenue

Total revenue for the three months ended June 30, 2018 was $13.2 million, compared to $7.4 million for the same period in 2017, an increase of $5.8 million. The increase is primarily the result of rental revenue earned from the facilities we acquired subsequent to June 30, 2017, as well as from the recognition of a full three months of rental revenue in 2018 from acquisitions that were completed during the three months ended June 30, 2017. Additionally, total revenue in both periods includes $0.7 million in revenue that was recognized from expense recoveries. Expense recoveries are related to tenant reimbursement of real estate taxes, insurance, and certain other operating expenses. We recognize these reimbursements and related expenses on a gross basis in our Consolidated Statements of Operations (i.e., we recognize an equivalent increase in revenue (expense recoveries) and expense (operating expenses)).

Expenses

 General and Administrative

General and administrative expenses for the three months ended June 30, 2018 were $1.8 million, which was unchanged compared to the same period in 2017. During the three months ended June 30, 2018, an increase in non-cash LTIP compensation expense was offset by a decrease in Sarbanes-Oxley implementation costs and other professional fees.

Operating expenses

Operating expenses for the three months ended June 30, 2018 were $0.7 million, which was unchanged compared to the same period in 2017. Operating expenses included $0.7 million of reimbursable property operating expenses incurred during both the current and prior periods that we paid on behalf of certain of our tenants but for which we receive reimbursement from the tenant under the applicable lease.

Management Fees – related party

Management fees for the three months ended June 30, 2018 were $1.1 million, compared to $0.6 million for the same period in 2017, an increase of $0.5 million. The increase results from our larger stockholders’ equity balance as of June 30, 2018, which is used to calculate the management fee, resulting from our preferred stock and OP Unit issuances that were completed subsequent to June 30, 2017.

Depreciation Expense

Depreciation expense for the three months ended June 30, 2018 was $3.4 million, compared to $1.9 million for the same period in 2017, an increase of $1.5 million. The increase results primarily from depreciation expense incurred on the facilities we acquired subsequent to June 30, 2017, as well as from the recognition of a full three months of depreciation expense in 2018 from acquisitions that were completed during the three months ended June 30, 2017.

Amortization Expense

Amortization expense for the three months ended June 30, 2018 was $0.9 million, compared to $0.5 million for the same period in 2017, an increase of $0.4 million. The increase results primarily from amortization expense incurred on intangible assets recorded subsequent to June 30, 2017, as well as from the recognition of a full three months of amortization expense in 2018 from intangible assets recorded during the three months ended June 30, 2017.

Interest Expense

Interest expense for the three months ended June 30, 2018 was $3.9 million, compared to $2.0 million for the same period in 2017, an increase of $1.9 million. This increase is primarily due to higher average borrowings during the three months ended June 30, 2018 compared to the same period last year reflecting interest incurred on the outstanding borrowings from our revolving credit facility as well as amortization of the deferred financing costs that were incurred to procure debt, which is recorded as interest expense.

The weighted average interest rate of our debt for the three months ended June 30, 2018 was 4.18%. Additionally, the weighted average interest rate and term of our debt was 4.38% and 2.05 years, respectively, at June 30, 2018.

Acquisition Fees

Acquisition fees for the three months ended June 30, 2018 were $0.01 million, compared to $0.5 million for the same period in 2017, a decrease of $0.49 million. The decrease was primarily the result of our January 1, 2018 implementation of ASU 2017-01 which resulted in all of our post implementation acquisitions, including the acquisition of the Belpre portfolio during the three months ended June 30, 2018, being accounted for as an asset acquisition and, therefore, all acquisition-related costs were capitalized. Accordingly, acquisition fees for the three months ended June 30, 2018 represent costs associated with acquisitions the Company does not expect to complete and therefore were expensed. In comparison, acquisition fees for the three months ended June 30, 2017 primarily represented transaction costs that were expensed related to acquisitions that were accounted for as business combinations.

Net Income (Loss)

Net income for the three months ended June 30, 2018 was $1.4 million, compared to a $(0.6) million net loss for the same period in 2017, an increase of $2.0 million. The increase resulted primarily from an increase in rental revenue over the current three-month period partially offset by the net increase in expenses during the period.

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017

	Six Months Ended June 30,
	2018	2017	$ Change
	(in thousands)
Revenue
Rental revenue	$23,069	$11,296	$11,773
Expense recoveries	1,727	698	1,029
Other income	18	88	(70)
Total revenue	24,814	12,082	12,732

Expenses
General and administrative	2,774	3,427	(653)
Operating expenses	1,784	770	1,014
Management fees – related party	2,176	1,256	920
Depreciation expense	6,351	3,197	3,154
Amortization expense	1,691	803	888
Interest expense	6,627	3,091	3,536
Acquisition fees	126	1,479	(1,353)
Total expenses	21,529	14,023	7,506
Net income (loss)	$3,285	$(1,941)	$5,226

Revenue

Total Revenue

Total revenue for the six months ended June 30, 2018 was $24.8 million, compared to $12.1 million for the same period in 2017, an increase of $12.7 million. The increase is primarily the result of rental revenue earned from the facilities we acquired subsequent to June 30, 2017, as well as from the recognition of a full six months of rental revenue in 2018 from acquisitions that were completed during the six months ended June 30, 2017. Additionally, $1.7 million in revenue was recognized from expense recoveries during the six months ended June 30, 2018, compared to $0.7 million for the same period in 2017.

Expenses

 General and Administrative

General and administrative expenses for the six months ended June 30, 2018 were $2.8 million, compared to $3.4 million for the same period in 2017, a decrease of $0.6 million. The decrease primarily relates to a decrease in Sarbanes-Oxley implementation costs and other professional fees, partially offset by an increase in non-cash LTIP compensation expense.

Operating Expenses

Operating expenses for the six months ended June 30, 2018 were $1.8 million, compared to $0.8 million for the same period in 2017, an increase of $1.0 million. The increase results from $1.7 million of reimbursable property operating expenses incurred during the six months ended June 30, 2018 that we paid on behalf of certain of our tenants but for which we receive reimbursement from the tenant under the applicable lease, compared to $0.7 million for the same period in 2017.

Management Fees – related party

Management fees for the six months ended June 30, 2018 were $2.2 million, compared to $1.3 million for the same period in 2017, an increase of $0.9 million. The increase results from our larger stockholders’ equity balance as of June 30, 2018, which is used to calculate the management fee, resulting from our preferred stock and OP Unit issuances that were completed subsequent to June 30, 2017.

Depreciation Expense

Depreciation expense for the six months ended June 30, 2018 was $6.4 million, compared to $3.2 million for the same period in 2017, an increase of $3.2 million. The increase results primarily from depreciation expense incurred on the facilities we acquired subsequent to June 30, 2017, as well as from the recognition of a full six months of depreciation expense in 2018 from acquisitions that were completed during the six months ended June 30, 2017.

Amortization Expense

Amortization expense for the six months ended June 30, 2018 was $1.7 million, compared to $0.8 million for the same period in 2017, an increase of $0.9 million. The increase results primarily from amortization expense incurred on intangible assets recorded subsequent to June 30, 2017, as well as from the recognition of a full six months of amortization expense in 2018 from intangible assets recorded during the six months ended June 30, 2017.

Interest Expense

Interest expense for the six months ended June 30, 2018 was $6.6 million, compared to $3.1 million for the same period in 2017, an increase of $3.5 million. This increase is primarily due to higher average borrowings during the 2018 period compared to the same period last year reflecting interest incurred on the outstanding borrowings from our revolving credit facility (the “Revolving Credit Facility”) as well as amortization of the deferred financing costs incurred to procure debt, which is recorded as interest expense.

The weighted average interest rate of our debt for the six months ended June 30, 2018 was 4.03%. The weighted average interest rate and term of our debt was 4.38% and 2.05 years, respectively, at June 30, 2018.

Acquisition Fees

Acquisition fees for the six months ended June 30, 2018 were $0.1 million, compared to $1.5 million for the same period in 2017, a decrease of $1.4 million. The decrease was primarily the result of our January 1, 2018 implementation of ASU 2017-01 and the fact that all of our acquisitions for the six months ended June 30, 2018 were accounted for as asset acquisitions and, therefore, all acquisition-related costs of completed acquisitions were capitalized. Accordingly, acquisition fees for the six months ended June 30, 2018 represent costs associated with acquisitions the Company does not expect to complete and therefore were expensed. In comparison, acquisition fees for the six months ended June 30, 2017 primarily represent transaction costs that were expensed related to acquisitions that were accounted for as business combinations.

Net Income (Loss)

Net income for the six months ended June 30, 2018 was $3.3 million, compared to a $(1.9) million net loss for the same period in 2017, an increase of $5.2 million. The increase resulted primarily from an increase in rental revenue over the current six-month period partially offset by the net increase in expenses for that period.

Assets and Liabilities

As of June 30, 2018 and December 31, 2017, our principal assets consisted of investments in real estate, net, of $580.0 million and $457.9 million, respectively, and our liquid assets consisted primarily of cash and cash equivalents and restricted cash of $6.2 million and $7.1 million, respectively.

 The increase in our investments in real estate, net, to $580.0 million as of June 30, 2018 compared to $457.9 million as of December 31, 2017, was the result of the six acquisitions that we completed during the six months ended June 30, 2018.

The decrease in our cash and cash equivalents and restricted cash balance to $6.2 million as of June 30, 2018, compared to $7.1 million as of December 31, 2017, was primarily due to $124.9 million of cash used for the acquisitions that we completed during the six-month period, $12.2 million of dividends paid during the six-month period, and $1.1 million of cash paid for deferred financing costs during the six-month period related to the revolving credit facility. These cash outflows were partially offset by net borrowings from the revolving credit facility in the amount of $123.5 million and an increase in cash provided by operating activities of $14.9 million.

 The increase in our total liabilities to $346.5 million as of June 30, 2018 compared to $215.6 million as of December 31, 2017, was primarily the result of net borrowings from the revolving credit facility in the amount of $123.5 million as well as from increases in the security deposit liability balance, the accounts payable and accrued expenses balance, and the acquired lease intangible liability balance.

Liquidity and Capital Resources

General

Our short-term liquidity requirements include:

•	Interest expense and scheduled principal payments on outstanding indebtedness;
•	General and administrative expenses;
•	Operating expenses;
•	Management fees;
• •	Property acquisitions; and Capital and tenant improvements at our properties.

In addition, we require funds for future distributions expected to be paid to our common and preferred stockholders and OP and LTIP unit holders in our Operating Partnership.

As of June 30, 2018, we had $4.8 million of cash and cash equivalents and had borrowing capacity under our revolving credit facility as described below. Our primary sources of cash include rent and reimbursements we collect from our tenants, borrowings under our revolving credit facility, secured term loans and net proceeds received from equity issuances.

On March 6, 2018, the Company, the Operating Partnership, as borrower, and the subsidiary guarantors of the Operating Partnership amended our Revolving Credit Facility with BMO Harris Bank N.A., as Administrative Agent, which increased the commitment amount by $90 million to $340 million. The subsidiary guarantors and the Company are guarantors of the obligations under the Revolving Credit Facility. The amount available to borrow from time to time under the Revolving Credit Facility is limited according to a quarterly borrowing base valuation of certain properties owned by the subsidiary guarantors. Our Operating Partnership is subject to ongoing compliance with a number of customary affirmative and negative covenants under the Revolving Credit Facility, including limitations with respect to liens, indebtedness, distributions, mergers, consolidations, investments, restricted payments and asset sales. The Operating Partnership must also maintain (i) a maximum consolidated leverage ratio, and as of the end of each fiscal quarter thereafter, of less than (y) 0.65:1.00 for each fiscal quarter ending prior to October 1, 2019 and (z) thereafter, 0.60:1.00, (ii) a minimum fixed charge coverage ratio of 1.50:1.00, (iii) a minimum net worth of $119,781 plus 75% of all net proceeds raised through subsequent equity offerings and (iv) a ratio of total secured recourse debt to total asset value of not greater than 0.10:1.00. As of June 30, 2018 and December 31, 2017, the outstanding Revolving Credit Facility balance was $288.4 and $164.9 million, respectively.

On August 7, 2018, the Company amended its Revolving Credit Facility to (i) increase the overall capacity of the facility from $340 million to $350 million, consisting of a $250 million revolving credit facility (the “Revolver”) and a $100 million, five-year term loan (the “Term Loan”), (ii) extend the term of the Revolver to August 2022, with a one-year extension option, and (iii) implement a new pricing matrix. The facility includes an accordion feature to increase the capacity to an aggregate of $500 million. Additionally, the Company hedged its interest rate risk on the Term Loan by entering into an interest rate swap agreement, with a notional amount of $100 million and a term of five years, which will effectively fix the LIBOR component on the Term Loan at 2.88%. The new pricing matrix is as follows:

Total Leverage Ratio	Revolver LIBOR Margin	Term Loan LIBOR Margin
≤ 45%	1.40%	1.35%
› 45% and ≤50%	1.65%	1.60%
› 50% and ≤55%	1.90%	1.85%
› 55%	2.15%	2.10%

On August 25, 2017, the Company and the Operating Partnership entered into separate Sales Agreements (the “Sales Agreements”) with each of Cantor Fitzgerald & Co. and FBR Capital Markets & Co. (the “Agents”), pursuant to which the Company may issue and sell, from time to time, its common shares having an aggregate offering price of up to $50 million, through the Agents (the “ATM Program”). In accordance with the Sales Agreements, the Company may offer and sell its common shares through either of the Agents, from time to time, by any method deemed to be an “at the market offering” as defined in Rule 415 under the Securities Act of 1933, as amended, which includes sales made directly on the New York Stock Exchange or other existing trading market, sales made to or through a market maker, sales made through negotiated transactions or any other method permitted by law. As of June 30, 2018, we had not made any sales of our common shares through the ATM Program.

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

 Our long-term liquidity needs consist primarily of funds necessary to pay for acquisitions, capital and tenant improvements at our properties, scheduled debt maturities, general and administrative expenses, operating expenses, management fees, and distributions. We expect to satisfy our long-term liquidity needs through cash flow from operations, debt financing, sales of additional equity securities, and, in connection with acquisitions of additional properties, the issuance of OP Units, and proceeds from select property dispositions and joint venture transactions. We currently do not expect to sell any of our properties to meet our liquidity needs, although we may do so in the future.

Cash Flow Information

 Net cash provided by operating activities for the six months ended June 30, 2018 was $14.9 million, compared with $5.3 million for the same period in 2017. The increase during the 2018 period compared to the same period last year was primarily due to the increase in the size of our property portfolio at June 30, 2018 compared to June 30, 2017.

Net cash used in investing activities for the six months ended June 30, 2018 was $125.6 million, compared with $148.1 million for the same period in 2017. The decrease during the 2018 period compared to the same period last year was primarily the result of less real estate investment activity in the 2018 period compared to the same period in 2017.

Net cash provided by financing activities for the six months ended June 30, 2018 was $109.7 million, compared with $136.4 million for the same period in 2017. The decrease during the 2018 period compared to the same period last year was primarily the result of higher dividends paid during the 2018 period and the fact that the same period last year included net proceeds from the follow-on common stock offering, partially offset by higher net draws on the Revolving Credit Facility during the 2018 period.

Common Stock Dividends

Dividend activity for the six months ended June 30, 2018 is summarized in the following table:

Date Announced	Record Date	Applicable Quarter	Payment Date	Dividend Amount(1)	Dividends per Share

December 15, 2017	December 26, 2017	Q4 2017	January 10, 2018	$4,552	$0.20
March 7, 2018	March 22, 2018	Q1 2018	April 10, 2018	$4,691	$0.20
June 15, 2018	June 26, 2018	Q2 2018	July 11, 2018	$4,786	$0.20

(1)Includes dividends on granted LTIP units and OP Units issued to third parties.

During the six months ended June 30, 2018 and 2017, the Company paid total dividends on its common stock, LTIP units and OP Units in the amount of $9,288 and $7,208, respectively.

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

The quarterly dividend payment dates on the Series A Preferred Stock are January 31, April 30, July 31 and October 31 of each year, commencing on October 31, 2017. During the six months ended June 30, 2018 and 2017, we paid preferred dividends of $2,911 and zero, respectively.

Non-GAAP Financial Measures

Funds from operations (“FFO”) and Adjusted funds from operations (“AFFO”) are non-GAAP financial measures within the meaning of the rules of the SEC. The Company considers FFO and AFFO to be important supplemental measures of its operating performance and believes FFO is frequently used by securities analysts, investors, and other interested parties in the evaluation of REITs, many of which present FFO when reporting their results. In accordance with the National Association of Real Estate Investment Trusts’ (“NAREIT”) definition, FFO means net income or loss computed in accordance with GAAP before non-controlling interests of holders of operating partnership units and LTIP units, excluding gains (or losses) from sales of property and extraordinary items, plus real estate related depreciation and amortization (excluding amortization of deferred financing costs), and after adjustments for unconsolidated partnerships and joint ventures. The Company did not incur any gains or losses from the sales of property or record any adjustments for unconsolidated partnerships and joint ventures during the three and six months ended June 30, 2018 and 2017. Because FFO excludes real estate related depreciation and amortization (other than amortization of deferred financing costs), the Company believes that FFO provides a performance measure that, when compared period-over-period, reflects the impact to operations from trends in occupancy rates, rental rates, operating costs, development activities and interest costs, providing perspective not immediately apparent from the closest GAAP measurement, net income or loss.

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

A reconciliation of FFO and AFFO for the three and six months ended June 30, 2018 and 2017 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(unaudited, in thousands except per share amounts)

Net income (loss)	$1,384	$(623)	$3,285	$(1,941)
Less: Preferred stock dividends	(1,455)	-	(2,911)	-
Depreciation and amortization expense	4,371	2,310	8,042	4,000
Amortization of above (below) market leases	181	(3)	294	(11)
FFO	$4,481	$1,684	$8,710	$2,048
Acquisition fees	9	536	126	1,479
Straight line deferred rental revenue	(1,382)	(747)	(2,554)	(1,130)
Stock-based compensation expense	1,055	721	1,237	1,140
Amortization of deferred financing costs	553	341	983	500
AFFO	$4,716	$2,535	$8,502	$4,037

Net income (loss) attributable to common stockholders per share – basic and diluted	$0.00	$(0.04)	$0.02	$(0.11)
FFO per share	$0.19	$0.10	$0.37	$0.12
AFFO per share	$0.20	$0.14	$0.36	$0.23

Weighted Average Shares and Units Outstanding – basic and diluted	23,951	17,644	23,635	17,625

Reconciliation of Weighted Average Shares and Units Outstanding:

Weighted Average Common Shares	21,631	17,644	21,631	17,625
Weighted Average OP Units	1,736	-	1,492	-
Weighted Average LTIP Units	584	-	512	-
Weighted Average Shares and Units Outstanding – basic and diluted	23,951	17,644	23,635	17,625

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

As of June 30, 2018, we had $288.4 million outstanding under the Revolving Credit Facility, which bears interest at a variable rate, and $38.6 million outstanding, net of unamortized debt discount of $0.9 million, on our third-party debt. See the “Liquidity and Capital Resources” section of our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section for a detailed discussion of our Revolving Credit Facility. At June 30, 2018, LIBOR on our outstanding borrowings was 2.06%. Assuming no increase in the amount of our variable interest rate debt, if LIBOR increased 100 basis points, our cash flow would decrease by approximately $2.9 million annually. Assuming no increase in the amount of our variable rate debt, if LIBOR were reduced 100 basis points, our cash flow would increase by approximately $2.9 million annually. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve our objectives, we may borrow at fixed rates or variable rates. We also may enter into derivative financial instruments such as interest rate swaps and caps in order to mitigate our interest rate risk on a related financial instrument. We will not enter into derivative transactions for speculative purposes.

In addition to changes in interest rates, the value of our investments is subject to fluctuations based on changes in local and regional economic conditions and changes in the creditworthiness of tenants/operators and borrowers, which may affect our ability to refinance our debt if necessary.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act that are designed to ensure that information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to management, including the principal executive and financial officer as appropriate, to allow timely decisions regarding required disclosures. Our principal executive officer and principal financial officer evaluated the effectiveness of disclosure controls and procedures as of June 30, 2018 pursuant to Rule 13a-15(b) under the Exchange Act. Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this Report, the Company’s disclosure controls and procedures were effective to ensure that information required to be included in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

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

Item 1A. Risk Factors

During the six months ended June 30, 2018, except as provided below, there were no material changes to the risk factors that were disclosed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the United States Securities and Exchange Commission on March 12, 2018.

 The derivative instruments that we use to hedge against interest rate fluctuations may not be successful in mitigating our risks associated with interest rates and could reduce the overall stockholder returns.

We use derivative instruments to hedge exposure to changes in interest rates on certain of our variable rate loans, but no hedging strategy can protect us completely. We cannot assure our stockholders that our hedging strategy and the derivatives that we use will adequately offset the risk of interest rate volatility or that our hedging of these transactions will not result in losses. Additionally, a counterparty may fail to honor its obligations under an arrangement or a court could rule that such an agreement is not legally enforceable. Any settlement charges incurred to terminate unused derivative instruments may result in increased interest expense, which may reduce the overall return on our investments. These instruments may also generate income that may not be treated as qualifying REIT income for purposes of the 75% or 95% REIT income tests.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

The following disclosure would have otherwise been filed on a Current Report on Form 8-K under Item 1.01 Entry into a Material Definitive Agreement and Item 2.03 Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant.

On August 7, 2018, the Company, the Operating Partnership, as borrower, and certain subsidiaries of the Operating Partnership (such subsidiaries, the “Subsidiary Guarantors”) entered into an amended and restated credit facility (the “A&R Credit Facility”) with BMO Harris Bank N.A., as Administrative Agent, which contains the following material amendments to the Company’s previous Revolving Credit Facility:

•	increased the aggregate capacity of the facility from $340 million to $350 million, consisting of a $250 million, four-year revolving credit facility, with a one-year extension option (the “Revolver”) and a $100 million, five-year term loan (the “Term Loan”); and

•	implemented the following LIBOR margins for the Revolver and Term Loan:

Total Leverage Ratio	Revolver LIBOR Margin	Revolver Base Rate Margin	Term Loan LIBOR Margin	Term Loan Base Rate Margin
≤ 45%	1.40%	0.40%	1.35%	0.35%
> 45% and ≤50%	1.65%	0.65%	1.60%	0.60%
> 50% and ≤55%	1.90%	0.90%	1.85%	0.85%
> 55%	2.15%	1.15%	2.10%	1.10%

The A&R Credit Facility includes an accordion feature to increase the capacity to an aggregate of $500 million.  The Subsidiary Guarantors and the Company are guarantors of the obligations under the A&R Credit Facility. The amount available to borrow from time to time under the A&R Credit Facility is limited according to a quarterly borrowing base valuation of certain properties owned by the Subsidiary Guarantors.

The above description of the terms and conditions of the A&R Credit Facility is only a summary of the material amendments to the Company’s prior senior Revolving Credit Facility and is not intended to be a complete description of the terms and conditions. All of the terms and conditions of the A&R Credit Facility are set forth in the A&R Credit Facility, which is filed as an exhibit to this Quarterly Report on Form 10-Q.

Item 6. Exhibits

(a)	Exhibits

Exhibit No.	Description

3.1*	Restated Articles of Incorporation of Global Medical REIT, Inc.

10.1	Lease Agreement, dated December 27, 2010, by and between 601 Plaza L.L.C. and Marietta Memorial Hospital and amendments and addendums (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Commission on April 24, 2018).

10.2	Lease Agreement, dated December 19, 2012, by and between Belpre II, LLC and Marietta Memorial Hospital and addendums (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K as filed with the Commission on April 24, 2018).

10.3	Lease Agreement, dated March 16, 2015, by and between Belpre III, LLC and Marietta Memorial Hospital and amendment (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K as filed with the Commission on April 24, 2018).

10.4	Lease Agreement, dated June 11, 2013, by and between Belpre IV, LLC and Marietta Memorial Hospital and amendment (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K as filed with the Commission on April 24, 2018).

10.5*

Amended and Restated Credit Facility Agreement, dated August 7, 2018 by and among Global Medical REIT L.P., Global Medical REIT Inc., the certain Subsidiaries from time to time party thereto as Guarantors, and BMO Harris Bank N.A., as Administrative Agent.

31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial and Accounting Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*	First Amendment and Addendum to Contribution and Sale Agreement, dated April 5, 2018 by and among MINNITE FAMILY, LLC, BELPRE I, LLC, BELPRE II, LLC, BELPRE III, LLC, and BELPRE IV, LLC, and GMR BELPRE, LLC.

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Schema

101.CAL *	XBRL Taxonomy Calculation Linkbase

101.DEF *	XBRL Taxonomy Definition Linkbase

101.LAB *	XBRL Taxonomy Label Linkbase

101.PRE *	XBRL Taxonomy Presentation Linkbase

† The Restated Articles of Incorporation reflect all articles of amendment, articles supplementary and certificates of correction to the Articles of Incorporation previously filed.

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBAL MEDICAL REIT INC.

Dated: August 8, 2018	By:	/s/ Jeffrey M. Busch
Jeffrey M. Busch
Chief Executive Officer (Principal Executive Officer)

Dated: August 8, 2018	By:	/s/ Robert J. Kiernan
Robert J. Kiernan
Chief Financial Officer (Principal Financial and Accounting Officer)