Form 10-Q
period 2018-09-30
Global Medical REIT Inc.
filed 2018-11-06
CIK 1533615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☑ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☑
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding November 2, 2018
Common Stock, $0.001 par value per share	22,027,122

GLOBAL MEDICAL REIT INC.

Consolidated Balance Sheets

(in thousands, except par values)

	As of
	September 30, 2018	December 31, 2017
	(unaudited)
Assets
Investment in real estate:
Land	$56,839	$42,701
Building	493,503	384,338
Site improvements	6,714	4,808
Tenant improvements	14,328	8,010
Acquired lease intangible assets	41,653	31,650
	613,037	471,507
Less: accumulated depreciation and amortization	(26,839)	(13,594)
Investment in real estate, net	586,198	457,913
Cash and cash equivalents	3,005	5,109
Restricted cash	817	2,005
Tenant receivables	1,744	704
Escrow deposits	2,628	1,638
Deferred assets	8,590	3,993
Other assets	1,109	459
Total assets	$604,091	$471,821

Liabilities and Stockholders’ Equity
Liabilities:
Revolving credit facility, net of unamortized discount of $4,127 and $2,750 at September 30, 2018 and December 31, 2017, respectively	$293,273	$162,150
Notes payable, net of unamortized discount of $832 and $930 at September 30, 2018 and December 31, 2017, respectively	38,643	38,545
Accounts payable and accrued expenses	4,420	2,020
Dividends payable	6,109	5,638
Security deposits and other	3,928	2,128
Due to related parties, net	1,028	1,036
Acquired lease intangible liability, net	2,034	1,291
Total liabilities	349,435	212,808
Stockholders' equity:
Preferred stock, $0.001 par value, 10,000 shares authorized; 3,105 issued and outstanding at September 30, 2018 and December 31, 2017 (liquidation preference of $77,625 at September 30, 2018 and December 31, 2017)	74,959	74,959
Common stock, $0.001 par value, 500,000 shares authorized; 22,003 shares and 21,631 shares issued and outstanding at September 30, 2018 and December 31, 2017	22	22
Additional paid-in capital	208,938	205,788
Accumulated deficit	(46,855)	(34,434)
Accumulated other comprehensive loss	(109)	-
Total Global Medical REIT Inc. stockholders' equity	236,955	246,335
Noncontrolling interest	17,701	12,678
Total stockholders’ equity	254,656	259,013
Total liabilities and stockholders' equity	$604,091	$471,821

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GLOBAL MEDICAL REIT INC.

Consolidated Statements of Operations

(unaudited and in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Revenue
Rental revenue	$13,111	$7,922	$36,180	$19,218
Expense recoveries	884	444	2,610	1,141
Other income	8	23	27	112
Total revenue	14,003	8,389	38,817	20,471

Expenses
General and administrative	1,395	990	4,169	4,418
Operating expenses	941	464	2,726	1,235
Management fees – related party	1,104	804	3,280	2,059
Depreciation expense	3,614	2,176	9,965	5,372
Amortization expense	953	523	2,645	1,326
Interest expense	4,055	2,174	10,681	5,266
Acquisition fees	168	652	294	2,130
Total expenses	12,230	7,783	33,760	21,806

Net income (loss)	$1,773	$606	$5,057	$(1,335)
Less: Preferred stock dividends	(1,455)	(259)	(4,366)	(259)
Less: Net (income) loss attributable to noncontrolling interest	(32)	34	(59)	34
Net income (loss) attributable to common stockholders	$286	$381	$632	$(1,560)

Net income (loss) attributable to common stockholders per share – basic and diluted	$0.01	$0.02	$0.03	$(0.08)

Weighted average shares outstanding – basic and diluted	21,797	21,522	21,687	18,938

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GLOBAL MEDICAL REIT INC.

Consolidated Statements of Comprehensive Income (Loss)

(unaudited and in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Net income (loss)	$1,773	$606	$5,057	$(1,335)
Other comprehensive income (loss):
Decrease in fair value of interest rate swap agreement	(109)	-	(109)	-
Total other comprehensive loss	(109)	-	(109)	-
Comprehensive income (loss)	1,664	606	4,948	(1,335)
Less: Preferred stock dividends	(1,455)	(259)	(4,366)	(259)
Less: Comprehensive (income) loss attributable to noncontrolling interest	(21)	34	(48)	34
Comprehensive income (loss) attributable to common stockholders	$188	$381	$534	$(1,560)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GLOBAL MEDICAL REIT INC.

Consolidated Statement of Stockholders’ Equity

(unaudited and in thousands)

	Common Stock		Preferred Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Global Medial REIT Inc. Stockholders’	Non- controlling	Total Stockholders’
	Shares	$ Amount	Shares	$ Amount	Capital	Deficit	Loss	Equity	Interest	Equity

Balances, December 31, 2017	21,631	$22	3,105	$74,959	$205,788	$(34,434)	$-	$246,335	$12,678	$259,013

Net income	-	-	-	-	-	4,998	-	4,998	59	5,057

Issuance of shares of common stock	372	-	-	-	3,452	-	-	3,452	-	3,452

Reclassification of deferred offering costs	-	-	-	-	(302)	-	-	(302)	-	(302)

Change in fair value of interest rate swap	-	-	-	-	-	-	(109)	(109)	-	(109)

Stock-based compensation expense	-	-	-	-	-	-	-	-	1,978	1,978

Dividends to common stockholders	-	-	-	-	-	(13,053)	-	(13,053)	-	(13,053)

Dividends to preferred stockholders	-	-	-	-	-	(4,366)	-	(4,366)	-	(4,366)

Dividends to noncontrolling interest	-	-	-	-	-	-	-	-	(1,493)	(1,493)

OP Units issued to third parties	-	-	-	-	-	-	-	-	4,742	4,742

LTIP Units redeemed in cash	-	-	-	-	-	-	-	-	(263)	(263)
Balances, September 30, 2018	22,003	$22	3,105	$74,959	$208,938	$(46,855)	$(109)	$236,955	$17,701	$254,656

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GLOBAL MEDICAL REIT INC.

Consolidated Statements of Cash Flows

(unaudited and in thousands)

	Nine Months Ended September 30,
	2018	2017
Operating activities
Net income (loss)	$5,057	$(1,335)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation expense	9,965	5,372
Amortization of acquired lease intangible assets	2,645	1,326
Amortization of above market leases, net	484	14
Amortization of deferred financing costs and other	1,327	840
Stock-based compensation expense	1,978	1,481
Advisory expense settled in OP Units	-	77
Capitalized pre-acquisition costs charged to expense	132	-
Changes in operating assets and liabilities:
Tenant receivables	(1,040)	(404)
Deferred assets	(4,597)	(2,219)
Other assets	(126)	(22)
Accounts payable and accrued expenses	1,434	1,622
Security deposits and other	1,800	1,487
Accrued management fees due to related party	41	183
Net cash provided by operating activities	19,100	8,422

Investing activities
Purchase of land, buildings, and other tangible and intangible assets and liabilities	(133,851)	(213,535)
Escrow deposits for purchase of properties	(774)	(60)
(Loans to) repayments from related parties	(49)	38
Payments for tenant improvements	(2,014)	-
Pre-acquisition costs for purchase of properties	257	51
Net cash used in investing activities	(136,431)	(213,506)

Financing activities
Net proceeds received from preferred stock offering	-	75,147
Net proceeds received from common equity offerings	3,209	33,795
Escrow deposits required by third party lenders	(216)	(24)
Borrowings from related parties	-	-
Repayment of note payable from related party	-	(421)
Proceeds from revolving credit facility	142,900	205,400
Repayment of revolving credit facility	(10,400)	(107,000)
Payments of deferred financing costs	(2,750)	(2,793)
Redemption of LTIP Units	(263)	-
Dividends paid to common stockholders, and OP Unit and LTIP Unit holders	(14,075)	(10,815)
Dividends paid to preferred stockholders	(4,366)	-
Net cash provided by financing activities	114,039	193,289
Net decrease in cash and cash equivalents and restricted cash	(3,292)	(11,795)
Cash and cash equivalents and restricted cash—beginning of period	7,114	20,612
Cash and cash equivalents and restricted cash—end of period	$3,822	$8,817

Supplemental cash flow information:
Cash payments for interest	$9,106	$3,928
Noncash financing and investing activities:
Accrued dividends payable	$5,995	$4,767
Reclassification of common stock offering costs to additional paid-in capital	$302	$443
Interest rate swap fair value change recognized in other comprehensive loss	$109	$-
Accrued pre-acquisition costs for purchase of properties and tenant improvements	$774	$-
OP Units issued for noncash transaction	$4,742	$1,000
Construction-in-process completed and transferred to real estate investments	$2,043	$-
Accrued preferred stock offering costs	$-	$188
Reclassification of preferred stock offering costs to preferred stock balance	$-	$221

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

The Company holds its facilities and conducts its operations through a Delaware limited partnership subsidiary named Global Medical REIT L.P. (the “Operating Partnership”) and the Operating Partnership’s wholly-owned subsidiaries. The Company, through a wholly-owned subsidiary, serves as the sole general partner of the Operating Partnership. As of September 30, 2018, the Company was the 90.0% limited partner of the Operating Partnership, with an aggregate of 10.0% owned by holders of long-term incentive plan (“LTIP”) units and third-party holders of Operating Partnership units (“OP Units”).

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

Cash and Cash Equivalents and Restricted Cash

On January 1, 2018 the Company adopted the provisions of Accounting Standards Update (“ASU”) 2016-18, “Statement of Cash Flows (Topic 230) Restricted Cash” (“ASU 2016-18”), which requires that the statement of cash flows explain the change during the period in the total of cash and cash equivalents and amounts generally described as restricted cash. In accordance with the requirements of ASU 2016-18, the following table provides a reconciliation of the Company’s cash and cash equivalents and restricted cash that sums to the total of those amounts at the end of the periods presented on the Company’s accompanying Consolidated Statements of Cash Flows for the nine months ended September 30, 2018 and 2017:

	As of September 30,
	2018	2017
Cash and cash equivalents	$3,005	$6,777
Restricted cash	817	2,040
Total cash and cash equivalents and restricted cash(1)	$3,822	$8,817

(1)	Represents the total of the amounts at the end of the periods presented on the Consolidated Statements of Cash Flows as required by ASU 2016-18. The cash and cash equivalents and restricted cash balance as of December 31, 2017 and December 31, 2016 (the beginning balances of the periods presented) was $7,114 and $20,612, respectively.

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

Tenant Receivables

The tenant receivable balance as of September 30, 2018 and December 31, 2017 was $1,744 and $704, respectively. The balance as of September 30, 2018 consisted of $621 in funds owed from the Company’s tenants for rent that the Company had earned but had not yet received and $1,062 in funds owed by certain of the Company’s tenants for amounts the Company collects to pay specific tenant expenses, such as real estate taxes and insurance, on the tenants’ behalf. Additionally, as of September 30, 2018 the balance included $61 in miscellaneous receivables. The balance as of December 31, 2017 consisted of $125 in funds owed from the Company’s tenants for rent that the Company had earned but had not yet received, and $579 in funds owed by certain of the Company’s tenants for amounts the Company collects to pay specific tenant expenses, such as real estate taxes and insurance, on the tenants’ behalf.

Escrow Deposits

The escrow balance as of September 30, 2018 and December 31, 2017 was $2,628 and $1,638, respectively. Escrow deposits include funds held in escrow to be used for the acquisition of properties in the future and for the payment of taxes, insurance, and other amounts as stipulated by the Company’s Cantor Loan, as hereinafter defined.

Deferred Assets

The deferred assets balance as of September 30, 2018 and December 31, 2017 was $8,590 and $3,993, respectively. The balance as of September 30, 2018 consisted of $7,813 in deferred rent receivables resulting from the recognition of revenue from leases with fixed annual rental escalations on a straight-line basis and the balance of $777 represented other deferred costs. The balance as of December 31, 2017 consisted of $3,842 in deferred rent receivables resulting from the recognition of revenue from leases with fixed annual rental escalations on a straight-line basis and the balance of $151 represented other deferred costs.

Other Assets

The other assets balance as of September 30, 2018 and December 31, 2017 was $1,109 and $459, respectively. The balance as of September 30, 2018 consisted primarily of $521 in construction-in-process related to tenant improvements (which was accrued and not paid as of September 30, 2018). Additionally, the balance included $180 in capitalized costs related to property acquisitions, $139 related to an interest rate swap asset (refer to the “Derivative Instrument – Interest Rate Swap” disclosure herein), and $269 in a prepaid asset. The balance as of December 31, 2017 consisted of $316 in capitalized costs related to property acquisitions and $143 in a prepaid asset.

Security Deposits and Other

The security deposits and other liability balance as of September 30, 2018 and December 31, 2017 was $3,928 and $2,128, respectively. The balance as of September 30, 2018 consisted of security deposits of $3,137 and a tenant impound liability of $791 related to amounts owed for specific tenant expenses, such as real estate taxes and insurance. The balance as of December 31, 2017 consisted of security deposits of $1,620 and a tenant impound liability of $508 related to amounts owed for specific tenant expenses.

Derivative Instrument - Interest Rate Swap

As disclosed in Note 4 – “Notes Payable and Revolving Credit Facility,” as of September 30, 2018, the Company had one interest rate swap derivative instrument that was designated as a cash flow hedge of interest rate risk. In accordance with the Company’s risk management strategy, the purpose of the interest rate swap is to manage interest rate risk for certain of the Company’s variable-rate debt. The interest rate swap involves the Company’s receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreement. The Company accounts for derivative instruments in accordance with the provisions of Accounting Standards Codification (“ASC”) Topic 815, “Derivatives and Hedging.” Additionally, effective July 1, 2018, the Company adopted the provisions of Accounting Standards Update (“ASU”) No. 2017-12, “Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities” (“ASU 2017-12”). The purpose of ASU 2017-12 is to better align a company’s financial reporting for hedging activities with the economic objectives of those activities. The adoption of ASU 2017-12 did not have a material impact on the Company’s consolidated financial statements or disclosures.

Reclassification

The Company reclassified the line item “Deferred Financing Costs, Net” on its Consolidated Balance Sheet as of December 31, 2017 to present this amount as a reduction of the Company’s “Revolving Credit Facility” liability balance. The deferred financing cost, net balance consists of costs incurred related to securing and amending the Company’s revolving credit facility (net of accumulated amortization). The reclassification was made to conform to the Company’s presentation of this line item in the Company’s Consolidated Balance Sheet as of September 30, 2018, which treats all unamortized deferred financing costs as a reduction of the debt balance.

New Accounting Pronouncements

Leases and Revenue Recognition

In February 2016, the Financial Accounting Standards Board (FASB) issued ASU No. 2016-02 “Leases” (“ASU 2016-02”). This standard created Topic 842, Leases, and superseded FASB ASC Topic 840, “Leases.” ASU 2016-02 requires a lessee to recognize the assets and liabilities that arise from leases (both operating and finance leases). However, for leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election not to recognize lease assets and lease liabilities. The main difference between the existing guidance on accounting for leases and the new standard is that operating leases will now be recorded as assets and liabilities. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for operating leases. ASU 2016-02 is expected to impact the Company’s consolidated financial statements as the Company has certain operating ground lease arrangements for which it is the lessee and therefore will be required to recognize right of use assets and related lease liabilities on its consolidated balance sheets upon adoption of this new standard. Current GAAP requires only capital leases to be recognized on the balance sheet, and amounts related to operating leases largely are reflected in the financial statements as rent expense on the income statement and in notes to the financial statements. ASU 2016-02 is effective for annual reporting periods (including interim periods within those periods) beginning after December 15, 2018. Early adoption is permitted. Based on its anticipated election of the practical expedients, the Company anticipates that its leases where it is the lessor and several ground leases where the Company is the lessee will continue to be accounted for as operating leases under the new standard.  Therefore, as of January 1, 2019, the Company does not currently anticipate significant changes in the accounting for its lease revenues and expenses.  For the Company’s ground leases where it is the lessee, it will be required to recognize right of use assets and related lease liabilities on its consolidated balance sheets upon adoption. The Company will not be required to reassess the classification of existing leases where it is the lessor or existing ground leases where it is the lessee and therefore the leases would continue to be accounted for as operating leases. However, in the event the Company modifies existing leases or enters into new leases after adoption of the new standard, such leases may be classified as finance leases. The Company will continue to evaluate the impact of adopting the new leases standard on its consolidated statements of income and comprehensive income and consolidated balance sheets.

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

Revenue Recognition (ASU 2014-09, Topic 610-20):

(1) Gain (loss) on sale of real estate properties

Leases (ASU 2016-02, Topic 842):

(2) Rental revenues

(3) Straight line rents

(4) Tenant recoveries

The Company adopted the provisions of ASU 2014-09 effective January 1, 2018 and concluded that all of the Company’s material revenue streams fall outside of the scope of this guidance.  During the three and nine months ended September 30, 2018 and 2017, the Company sold no real estate properties and therefore had no revenue streams from that source. The new standard may be applied retrospectively to each prior period presented or prospectively with the cumulative effect, if any, recognized as of the date of adoption.  The Company selected the modified retrospective transition method as of the date of adoption effective January 1, 2018.  Management concluded that the majority of its total revenues consist of rental income from leasing arrangements, which is specifically excluded from the standard.  The Company analyzed its remaining revenue streams and concluded there are no changes in revenue recognition with the adoption of the new standard.  As such, adoption of ASU 2014-09 did not result in a cumulative adjustment recognized as of January 1, 2018, and the standard did not have a material impact on the Company’s consolidated financial statements or disclosures.

Note 3 – Property Portfolio

Implementation of New Business Combination Accounting Standard

Effective January 1, 2018, the Company adopted the provisions of ASU 2017-01 – “Business Combinations (Topic 805): Clarifying the Definition of a Business” (“ASU 2017-01”). ASU 2017-01 provides revised guidance to determine when an acquisition meets the definition of a business or alternatively should be accounted for as an asset acquisition. ASU 2017-01 requires that, when substantially all of the fair value of an acquisition is concentrated in a single identifiable asset or a group of similar identifiable assets, the asset or group of similar identifiable assets does not meet the definition of a business and therefore is required to be accounted for as an asset acquisition. Transaction costs will continue to be capitalized for asset acquisitions and expensed as incurred for business combinations. ASU 2017-01 will result in most, if not all, of the Company’s post-January 1, 2018 acquisitions being accounted for as asset acquisitions because substantially all of the fair value of the gross assets the Company acquires are concentrated in a single asset or group of similar identifiable assets. For asset acquisitions that are “owner occupied” (meaning that the seller either is the tenant or controls the tenant) the purchase price, including capitalized acquisition costs, will be allocated to land and building based on their relative fair values with no value allocated to intangible assets or liabilities. For asset acquisitions where there is a lease in place but not “owner occupied,” the Company will allocate the purchase price to tangible assets and any intangible assets acquired or liabilities assumed based on their relative fair values.

Summary of Properties Acquired During the Nine Months Ended September 30, 2018

During the nine months ended September 30, 2018, the Company completed eight acquisitions. For all eight acquisitions, substantially all of the fair value of the acquisitions was concentrated in a single identifiable asset or group of similar identifiable assets and, therefore, all of the acquisitions represent asset acquisitions under the guidance provided by ASU 2017-01. Accordingly, transaction costs for these acquisitions were capitalized.

A rollforward of the gross investment in land, building and improvements as of September 30, 2018, resulting from these acquisitions is as follows:

	Land	Building	Site & Tenant Improvements	Acquired Lease Intangibles	Gross Investment in Real Estate
Balances as of January 1, 2018	$42,701	$384,338	$12,818	$31,650	$471,507
Facility Acquired – Date Acquired:
Moline / Silvis – 1/24/18	-	4,895	1,216	989	7,100
Freemont – 2/9/18	162	8,335	-	-	8,497
Gainesville – 2/23/18	625	9,885	-	-	10,510
Dallas – 3/1/18	6,272	17,012	-	-	23,284
Orlando – 3/22/18	2,543	11,720	756	1,395	16,414
Belpre – 4/19/18	3,025	50,526	3,966	7,166	64,683
McAllen – 7/3/18	1,099	4,296			5,395
Derby – 8/3/18	412	2,496	243	453	3,604
Tenant improvements(1)	-	-	2,043	-	2,043
Total Additions(2):	14,138	109,165	8,224	10,003	141,530
Balances as of September 30, 2018	$56,839	$493,503	$21,042	$41,653	$613,037

(1)	Represents tenant improvements that were completed and placed in service during the three months ended September 30, 2018 related to the Silvis and Sherman facilities that were acquired in January 2018 and June 2017, respectively. These amounts were recorded as construction-in-process within the “Other Assets” line item in the Company’s Consolidated Balance Sheet as of June 30, 2018, and reclassified to investment in real estate once completed.
(2)	The Belpre acquisition included $4,742 of OP Units issued as part of the total consideration for the transaction. As indicated in (1) above, $2,043 of completed construction-in-process costs were reclassified to investment in real estate during the three months ended September 30, 2018. Additionally, an aggregate of $894 of intangible liabilities were acquired from the acquisitions that occurred during the nine months ended September 30, 2018. Accordingly, the total addition to gross investment in real estate funded with cash was $133,851.

Depreciation expense was $3,614 and $9,965 for the three and nine months ended September 30, 2018, respectively, and $2,176 and $5,372 for the three and nine months ended September 30, 2017, respectively.

As of September 30, 2018, the Company had aggregate capital improvement commitments to improve or expand existing tenant space of $17,003.  Many of these commitments are subject to contingencies that make it difficult to predict when such commitments will be called upon, if at all.  However, the Company expects to be obligated to spend approximately $721 in tenant improvements during 2018 (of which $521 was incurred as of September 30, 2018) in connection with its Sherman, Silvis, and Gainesville facilities.

The following is a summary of the acquisitions completed during the nine months ended September 30, 2018.

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

Silvis Facility - On January 24, 2018, the Company purchased a medical office building located in Silvis, Illinois from the same seller as the Moline facility, which included the seller’s interest, as ground lessee, in an existing ground lease. The ground lease has approximately 67 years remaining in the initial term, with no renewal options. Upon the closing of this acquisition, the Company assumed one sublease with Fresenius with approximately 13 years remaining in the initial term, with three consecutive five-year renewal options.

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

Belpre Portfolio - On April 19, 2018, the Company purchased a portfolio of four medical office buildings and a right of first refusal to purchase a fifth, yet to be built, medical office building on the same campus, for an aggregate purchase price of $64.1 million. Upon the closing of the acquisition the Company assumed the existing leases with Marietta Memorial Hospital, a subsidiary of Memorial Health System and such leases had a weighted average remaining lease term of approximately 11.35 years, each with three consecutive five-year tenant renewal options. The following table presents the details of the tangible and intangible assets acquired and liabilities assumed:

Land and site improvements	$3,997
Building and tenant improvements	53,520
In-place leases	2,660
Above market lease intangibles	2,527
Leasing costs	1,979
Below market lease intangibles	(632)
Total purchase price	$64,051

McAllen Facility - On July 3, 2018, the Company purchased a medical office building (and adjacent condominium) located in McAllen, Texas for a purchase price of $5.4 million. Upon the closing of this acquisition, the Company entered into a new 11-year lease with Valley Ear, Nose, and Throat Specialists, PA, with two consecutive 10-year renewal options.

Derby Facility - On August 3, 2018, the Company purchased a medical office building located in Derby, Kansas for a purchase price of $3.6 million. Upon the closing of this acquisition, the Company assumed the existing lease with Rock Surgery Center, LLC. The lease has approximately nine years remaining in its initial term, with one five-year tenant renewal option. The following table presents the details of the tangible and intangible assets acquired and liabilities assumed:

Land and site improvements	$566
Building and tenant improvements	2,585
In-place leases	299
Above market lease intangibles
Leasing costs	154
Below market lease intangibles	(23)
Total purchase price	$3,581

Intangible Assets and Liabilities

The following is a summary of the carrying amount of intangible assets and liabilities as of the dates presented:

	As of September 30, 2018
	Cost	Accumulated Amortization	Net
Assets
In-place leases	$21,171	$(3,374)	$17,797
Above market ground lease	707	(22)	685
Above market leases	7,381	(840)	6,541
Leasing costs	12,394	(1,386)	11,008
	$41,653	$(5,622)	$36,031
Liabilities
Below market leases	$2,284	$(250)	$2,034

	As of December 31, 2017
	Cost	Accumulated Amortization	Net
Assets
In-place leases	$17,061	$(1,577)	$15,484
Above market ground lease	488	(6)	482
Above market leases	4,625	(220)	4,405
Leasing costs	9,476	(538)	8,938
	$31,650	$(2,341)	$29,309
Liabilities
Below market leases	$1,389	$(98)	$1,291

The following is a summary of the acquired lease intangible amortization:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Amortization expense related to in-place leases	$647	$388	$1,797	$1,022
Amortization expense related to leasing costs	$307	$135	$848	$304
Decrease in rental revenue related to above market ground lease	$6	$2	$16	$4
Decrease in rental revenue related to above market leases	$240	$55	$620	$73
Increase in rental revenue related to below market leases	$56	$32	$152	$63

As of September 30, 2018, scheduled future aggregate net amortization of the acquired lease intangible assets and liabilities for each fiscal year ended December 31 is listed below:

	Net Decrease in Revenue	Net Increase in Expenses
2018 (three months remaining)	$(189)	$958
2019	(653)	3,722
2020	(602)	3,668
2021	(605)	3,053
2022	(606)	2,744
Thereafter	(2,537)	14,660
Total	$(5,192)	$28,805

As of September 30, 2018, the weighted average amortization periods for asset lease intangibles and liability lease intangibles were 7.49 years and 9.02 years, respectively.

Note 4 – Notes Payable and Revolving Credit Facility

Summary of Notes Payable, Net of Discount

The Company’s notes payable, net, includes two loans: (1) the Cantor Loan and (2) the West Mifflin Note, described below. The following table sets forth the aggregate balances of these loans as of the dates presented:

	September 30, 2018	December 31, 2017
Notes payable, gross	$39,475	$39,475
Less: Unamortized debt discount	(832)	(930)
Notes payable, net	$38,643	$38,545

Costs incurred related to securing these debt instruments were capitalized as a debt discount, net of accumulated amortization, and are netted against the Company’s “Notes Payable Net of Unamortized Discount” balance in the accompanying Consolidated Balance Sheets. Amortization expense incurred related to the debt discount was $33 and $98 for the three and nine months ended September 30, 2018, respectively, and $33 and $98 for the three and nine months ended September 30, 2017, respectively, and is included in the “Interest Expense” line item in the accompanying Consolidated Statements of Operations.

Cantor Loan

On March 31, 2016, through certain of its wholly owned subsidiaries, the Company entered into a $32,097 portfolio commercial mortgage-backed securities loan (the “Cantor Loan”) with Cantor Commercial Real Estate Lending, LP (“CCRE”). The subsidiaries are GMR Melbourne, LLC, GMR Westland, LLC, GMR Memphis, LLC, and GMR Plano, LLC (the “GMR Loan Subsidiaries”). The Cantor Loan has cross-default and cross-collateral terms. The Cantor Loan has a maturity date of April 6, 2026 and accrues annual interest at 5.22%. The first five years of the term require interest-only payments and thereafter payments will include interest and principal, amortized over a 30-year schedule. Prepayment can only occur within four months prior to the maturity date, except that after the earlier of (a) two years after the loan is placed in a securitized mortgage pool, or (b) May 6, 2020, the Cantor Loan can be fully and partially defeased upon payment of amounts due under the Cantor Loan and payment of a defeasance amount that is sufficient to purchase U.S. government securities equal to the scheduled payments of principal, interest, fees, and any other amounts due related to a full or partial defeasance under the Cantor Loan.

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

The note balance as of September 30, 2018 and December 31, 2017 was $32,097. Interest expense incurred on this note was $428 and $1,271 for the three and nine months ended September 30, 2018, respectively, and $428 and $1,271 for the three and nine months ended September 30, 2017, respectively.

As of September 30, 2018, scheduled principal payments due for each fiscal year ended December 31 are listed below as follows:

2018	$-
2019	-
2020	-
2021	315
2022	449
Thereafter	31,333
Total	$32,097

West Mifflin Note

On September 25, 2015 the Company (through its wholly-owned subsidiary GMR Pittsburgh LLC, as borrower) entered into a Term Loan and Security Agreement with Capital One to borrow $7,378. The note bears interest at 3.72% per annum and all unpaid interest and principal is due on September 25, 2020. Interest is paid in arrears and interest payments began on November 1, 2015, and on the first day of each calendar month thereafter. Principal payments begin on November 1, 2018 and on the first day of each calendar month thereafter based on an amortization schedule with the remaining principal balance due on the maturity date. The Company, at its option, may prepay the note at any time, in whole (but not in part) with advanced written notice. The note has an early termination fee of two percent if prepaid prior to September 25, 2018. The West Mifflin facility serves as collateral for the note. The note requires a quarterly fixed charge coverage ratio of at least 1:1, a quarterly minimum debt yield of 0.09:1.00, and annualized Operator EBITDAR (as defined in the note) measured on a quarterly basis of not less than $6,000. The Operator is Associates in Ophthalmology, Ltd. and Associates Surgery Centers, LLC. The note balance as of September 30, 2018 and December 31, 2017 was $7,378. Interest expense incurred on this note was $72 and $211 for the three and nine months ended September 30, 2018, respectively, and $70 and $209 for the three and nine months ended September 30, 2017, respectively.

As of September 30, 2018, scheduled principal payments due for each fiscal year ended December 31 are listed below as follows:

2018 (three months remaining	$22
2019	136
2020	7,220
Total	$7,378

Credit Facility

The Company, the Operating Partnership, as borrower, and certain of its subsidiaries (such subsidiaries, the “Subsidiary Guarantors”) are parties to a syndicated revolving credit facility with BMO Harris Bank N.A. (“BMO”), as Administrative Agent (the “Credit Facility). On August 7, 2018, the Company amended and restated the Credit Facility to (i) increase the overall capacity of the facility from $340 million to $350 million, consisting of a $250 million revolving credit facility (the “Revolver”) and a $100 million, five-year term loan (the “Term Loan”), (ii) extend the term of the Revolver to August 2022, with a one-year extension option, and (iii) implement a new reduced interest rate pricing matrix. The Credit Facility includes an accordion feature to increase the capacity to an aggregate of $500 million. Additionally, the Company hedged its interest rate risk on the Term Loan by entering into an interest rate swap agreement, with a notional amount of $100 million and a term of five years, which effectively fixed the LIBOR component on the Term Loan at 2.88%. For additional information related to the interest rate swap agreement see the “Interest Rate Swap Agreement” section herein.

The following table presents the pricing matrix for the Revolver and the Term Loan:

Total Leverage Ratio	Revolver LIBOR Margin	Revolver Base Rate Margin	Term Loan LIBOR Margin	Term Loan Base Rate Margin
≤ 45%	1.40%	0.40%	1.35%	0.35%
› 45% and ≤50%	1.65%	0.65%	1.60%	0.60%
› 50% and ≤55%	1.90%	0.90%	1.85%	0.85%
› 55%	2.15%	1.15%	2.10%	1.10%

The Subsidiary Guarantors and the Company are guarantors of the obligations under the Credit Facility. The amount available to borrow from time to time under the Credit Facility is limited according to a quarterly borrowing base valuation of certain properties owned by the Subsidiary Guarantors.

The Operating Partnership is subject to ongoing compliance with a number of customary affirmative and negative covenants, including limitations with respect to liens, indebtedness, distributions, mergers, consolidations, investments, restricted payments and asset sales. The Operating Partnership must also maintain (i) a maximum consolidated leverage ratio as of the end of each fiscal quarter of less than (y) 0.65:1.00 for each fiscal quarter ending prior to October 1, 2019 and (z) thereafter, 0.60:1.00, (ii) a minimum fixed charge coverage ratio of 1.50:1.00, (iii) a minimum net worth of $203,795 plus 75% of all net proceeds raised through subsequent equity offerings and (iv) a ratio of total secured recourse debt to total asset value of not greater than 0.10:1.00.

During the nine months ended September 30, 2018, the Company borrowed $142,900 under the Credit Facility (including the Term Loan) and repaid $10,400 for a net amount borrowed of $132,500. During the nine months ended September 30, 2017 the Company borrowed $205,400 under the Credit Facility and repaid $107,000 for a net amount borrowed of $98,400. Interest expense incurred on the Credit Facility was $3,211 and $7,872 for the three and nine months ended September 30, 2018, respectively (including interest expense incurred on the Term Loan) and $1,336 and $2,946 for the three and nine months ended September 30, 2017, respectively.

As of September 30, 2018 and December 31, 2017, the Company had the following outstanding borrowings under the Credit Facility:

	September 30, 2018	December 31, 2017
Revolver	$197,400	$164,900
Term Loan	100,000	-
Less: Unamortized deferred financing costs	(4,127)	(2,750)
Credit Facility, net	$293,273	$162,150

Costs incurred related to modifying the Credit Facility, net of accumulated amortization, and are netted against the Company’s “Revolving Credit Facility, Net of Unamortized Discount” balance in the accompanying Consolidated Balance Sheets. The Company paid $2,750 of costs related to modifications to the Credit Facility as well as fees incurred related to adding properties to the borrowing base during the nine months ended September 30, 2018. Amortization expense incurred was $455 and $1,373 for the three and nine months ended September 30, 2018, respectively, and $308 and $742 for the three and nine months ended September 30, 2017, respectively, and is included in the “Interest Expense” line item in the accompanying Consolidated Statements of Operations.

Derivative Instrument - Interest Rate Swap

To manage the interest rate risk related to the Term Loan, on August 7, 2018 the Company executed an interest rate swap with BMO that was designated as a cash flow hedge, with a notional amount of $100 million, a fixed interest rate of 2.88%, and a maturity date of August 8, 2023. In accordance with the provisions of ASC Topic 815, the Company records the swap either as an asset or a liability measured at its fair value at each reporting period. When hedge accounting is applied, the effective portion of the change in the fair value of derivatives designated and that qualify as cash flow hedges is (i) recorded in accumulated other comprehensive income (loss) in the equity section of the Company’s Consolidated Balance Sheets and (ii) subsequently reclassified into earnings as interest expense for the period that the hedged forecasted transaction affects earnings. If specific hedge accounting criteria are not met, changes in the Company’s derivative instruments’ fair value are recognized currently as an adjustment to net income (loss). Additionally, any ineffective portion of the change in fair value of the derivatives is recognized as an adjustment to net income (loss).

The Company’s interest rate swap is not traded on an exchange. The Company’s interest rate swap agreement is recorded at fair value based on a variety of observable inputs including contractual terms, interest rate curves, yield curves, measure of volatility, and correlations of such inputs. The Company measures its derivatives at fair value on a recurring basis based on the expected size of future cash flows on a discounted basis and incorporating a measure of non-performance risk. The fair values are based on Level 2 inputs within the framework of ASC Topic 820, “Fair Value Measurement.” The Company considers its own credit risk, as well as the credit risk of its counterparty, when evaluating the fair value of its derivative instruments.

The fair value of the Company’s interest rate swap agreement was $139 and zero as of September 30, 2018 and December 31, 2017, respectively. This amount is included in “Other Assets” on the Company’s Consolidated Balance Sheet as of September 30, 2018.

The table below details the components of the loss presented on the accompanying Consolidated Statements of Comprehensive Income (Loss) recognized on the Company’s interest rate swap agreement designated as a cash flow hedge for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Amount of loss recognized in other comprehensive loss	$122	$-	$122	$-
Amount of loss reclassified from accumulated other comprehensive loss into interest expense	(13)	-	(13)	-
Total change in accumulated other comprehensive loss	$109	$-	$109	$-

Weighted-Average Interest Rate and Term

The weighted average interest rate and term of our debt was 4.35% and 4.46 years, respectively, at September 30, 2018, compared to 3.72% and 2.94 years, respectively, as of December 31, 2017.

Note 5 – Stockholders’ Equity

Preferred Stock

The Company’s charter authorizes the issuance of 10,000 shares of preferred stock, par value $0.001 per share. As of September 30, 2018 and December 31, 2017, there were 3,105 shares of Series A Cumulative Redeemable Preferred Stock (“Series A Preferred Stock”), issued and outstanding. The Series A Preferred Stock has a liquidation preference of $25 per share.

Dividend activity on our preferred stock for the nine months ended September 30, 2018 is summarized in the following table:

Date Announced	Record Date	Applicable Quarter	Payment Date	Quarterly Dividend	Amount Accrued		Dividends per Share

December 15, 2017	January 15, 2018	Q4 2017	January 31, 2018	$1,455	$-		$0.46875
March 7, 2018	April 15, 2018	Q1 2018	April 30, 2018	$1,456	$-		$0.46875
June 15, 2018	July 15, 2018	Q2 2018	July 31, 2018	$1,455	$-		$0.46875
September 10, 2018	October 15, 2018	Q3 2018	October 31, 2018	$1,455	$970	[1]	$0.46875

(1)Represents the accrued portion of the second quarter 2018 dividend as of September 30, 2018.

The holders of the Series A Preferred Stock are entitled to receive dividend payments only when, as and if declared by the Board (or a duly authorized committee of the Board). Dividends will accrue or be payable in cash from the original issue date, on a cumulative basis, quarterly in arrears on each dividend payment date at a fixed rate per annum equal to 7.50% of the liquidation preference of $25 per share (equivalent to $1.875 per share on an annual basis). Dividends on the Series A Preferred Stock will be cumulative and will accrue whether or not (i) funds are legally available for the payment of those dividends, (ii) the Company has earnings or (iii) those dividends are declared by the Board. The quarterly dividend payment dates on the Series A Preferred Stock are January 31, April 30, July 31 and October 31 of each year, which commenced on October 31, 2017. During the nine months ended September 30, 2018, the Company paid preferred dividends of $4,366. No preferred dividends were paid during the three and nine months ended September 30, 2017.

Common Stock

The Company has 500,000 authorized shares of common stock, $0.001 par value. As of September 30, 2018 and December 31, 2017, there were 22,003 and 21,631 outstanding shares of common stock, respectively.

On August 17, 2018, the Company, its Advisor, and the Operating Partnership entered into a Sales Agreement with a number of financial institutions, pursuant to which the Company may offer and sell, from time to time, up to $50 million of its common stock (the “ATM Program”), inclusive of any amounts sold under its prior sales agreement. During the three months ended September 30, 2018, pursuant to the ATM Program, the Company sold and issued 372 shares of its common stock for net proceeds of $3,209, which represented gross proceeds of $3,505 net of commissions of $53 and $243 in costs that the Company paid that were directly attributable to the offering under the ATM Program ($59 of costs directly attributable to the offering were accrued at September 30, 2018) .

Common stock dividend activity for the nine months ended September 30, 2018 is summarized in the following table:

Date Announced	Record Date	Applicable Quarter	Payment Date	Aggregate Dividend Amount(1)	Dividends per Share

December 15, 2017	December 26, 2017	Q4 2017	January 10, 2018	$4,552	$0.20
March 7, 2018	March 22, 2018	Q1 2018	April 10, 2018	$4,691	$0.20
June 15, 2018	June 26, 2018	Q2 2018	July 11, 2018	$4,786	$0.20
September 10, 2018	September 20, 2018	Q3 2018	October 10, 2018	$4,889	$0.20

(1)Includes distributions on granted LTIP units and OP Units issued to third parties.

During the nine months ended September 30, 2018 and 2017, the Company paid total dividends on its common stock, LTIP units and OP Units in the aggregate amount of $14,075 and $10,815, respectively.

As of September 30, 2018 and December 31, 2017, the Company had an accrued dividend balance of $250 and $116 for dividends payable on the aggregate annual and long-term LTIP units that are subject to retroactive receipt of dividends on the amount of LTIP units ultimately earned. During the nine months ended September 30, 2018, $180 of dividends were accrued and $46 of dividends were paid. During the nine months ended September 30, 2017, $92 of dividends were accrued and zero were paid.

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

OP Units

During the nine months ended September 30, 2018, the Company issued 611 OP Units with a value of $4,742 in connection with a facility acquisition. During the year ended December 31, 2017, the Company issued 1,246 OP Units with a value of $11,532 primarily in connection with two facility acquisitions. As of September 30, 2018 and December 31, 2017, there were 1,857 and 1,246 OP Units issued, respectively, with an aggregate value of $16,274 and $11,532, respectively. The OP Unit value is included as a component of noncontrolling interest equity in the Company’s Consolidated Balance Sheets as of September 30, 2018 and December 31, 2017.

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

Management Fees and Accrued Management Fees

The Company’s management fee to the Advisor is calculated in accordance with the terms of the Management Agreement which requires an annual base management fee equal to 1.5% of our stockholders’ equity (as defined in the Management Agreement). For the three and nine months ended September 30, 2018, management fees of $1,104 and $3,280, respectively, were incurred and expensed by the Company and during the nine months ended September 30, 2018, the Company paid management fees to the Advisor in the amount of $3,239. For the three and nine months ended September 30, 2017, management fees of $804 and $2,059, respectively, were incurred and expensed by the Company and during the nine months ended September 30, 2017, the Company paid management fees to the Advisor in the amount of $1,876. Accrued management fees due to the Advisor were $1,105 and $1,064 as of September 30, 2018 and December 31, 2017, respectively. No incentive management fee was incurred by the Company during the three and nine months ended September 30, 2018 or September 30, 2017, respectively.

Allocated General and Administrative Expenses

Effective May 8, 2017, the Company and the Advisor entered into an agreement pursuant to which, for a period of one year commencing on May 8, 2017, the Company agreed to reimburse the Advisor for $125 of the annual salary of the General Counsel and Secretary of the Company for so long as he continues to be primarily dedicated to the Company in his capacity as its General Counsel and Secretary. This agreement expired in May 2018 and was not renewed. In the future, the Company may receive additional allocations of general and administrative expenses from the Advisor that are either clearly applicable to or were reasonably allocated to the operations of the Company. Other than via the terms of the reimbursement agreement, there were no allocated general and administrative expenses from the Advisor for the three and nine months ended September 30, 2018 and September 30, 2017.

Due to Related Parties, Net

All related party balances are due on demand and non-interest-bearing.

A rollforward of the due (to) from related parties balance, net, as of September 30, 2018, is as follows:

	Due to Advisor – Mgmt. Fees	Due (to) from Advisor – Other Funds	Due (to) from Other Related Party	Total Due (To) From Related Parties, Net
Balance as of January 1, 2018	$(1,064)	9	19	$(1,036)
Management fee expense incurred (1)	(3,280)	-	-	(3,280)
Management fees paid to Advisor (1)	3,239	-	-	3,239
Loans to Advisor (2)	-	9	-	9
Loans to other related parties (2)	-	-	40	40
Balance as of September 30, 2018	$(1,105)	18	59	(1,028)

(1)Net amount accrued of $41 consists of $3,280 in management fee expense incurred, net of $3,239 of accrued management fees that were paid to the Advisor. This represents a cash flow operating activity.

(2)Aggregate amount of $49 represents amounts paid by the Company on behalf of several related party entities for miscellaneous purposes. This represents a cash flow investing activity.

Note 7 – Stock-Based Compensation

2016 Equity Incentive Plan

The 2016 Equity Incentive Plan (the “Plan”) is intended to assist the Company and its affiliates in recruiting and retaining employees of the Manager, members of the Board, executive officers of the Company, and individuals who provide services to those entities or affiliates of those entities.

The Plan is intended to permit the grant of both qualifying and non-qualified options and the grant of stock appreciation rights, restricted stock, unrestricted stock, awards of restricted stock units, performance awards and other equity-based awards (including LTIP units) for up to an aggregate of 1,232 shares of common stock, subject to increase under certain provisions of the Plan. Based on the grants outstanding as of September 30, 2018, there are 277 units that remain available to be granted under the Plan. Units subject to awards under the Plan that are forfeited, cancelled, lapsed, settled in cash or otherwise expired (excluding shares withheld to satisfy exercise prices or tax withholding obligations) are available for grant.

Time-Based Grants

The time-based vesting LTIP unit activity under the Plan during the nine months ended September 30, 2018 was as follows:

LTIP units outstanding as of December 31, 2017	436
LTIP units granted (1)	57
LTIP units earned and granted via the 2017 performance program – Annual Awards (2)	57
LTIP units granted as 2018 time-based awards (3)	73
LTIP units redeemed in cash or forfeited (4)	(35)
LTIP units outstanding as of September 30, 2018	588

(1)	The 57 LTIP units are comprised of the following: on March 5, 2018, the Board approved grants of an aggregate of 36 LTIP Units to employees of the Advisor, which vest 50% on March 5, 2020 and 50% on March 5, 2021; on May 30, 2018 and June 14, 2018 the Board approved grants of an aggregate of 21 LTIP Units to independent directors of the Board, which vest on May 30, 2019 and June 14, 2019.
(2)	The 57 LTIP units represents earned and granted units from the previously disclosed 2017 annual awards (the “Annual Awards”). On March 5, 2018 the Compensation Committee of the Board (the “Compensation Committee”) determined the extent to which the Company achieved the performance goals related to the 2017 Annual Awards and determined the number of LTIP units that each grantee was entitled to receive. These grants vested 50% on March 5, 2018, the determination date, and 50% vest on December 31, 2018.
(3)	The 73 LTIP units represent grants approved by the Board on March 5, 2018 and are subject to the terms and conditions of the 2018 LTIP Unit Award Agreements between the Company and each grantee. These grants vest in equal one-third increments on each of March 5, 2019, March 5, 2020, and March 5, 2021.
(4)	The 35 LTIP units is comprised of 34 vested units that the Company elected to redeem in cash for $263 and the remaining unvested unit was forfeited.

A detail of the vested and unvested LTIP units outstanding as of September 30, 2018 is as follows:

Total vested units	285
Unvested units:
Granted to employees of the Advisor	282
Granted to the Company’s independent directors	21
Total unvested units	303
LTIP units outstanding as of September 30, 2018	588

Performance Based Awards

During 2017, the Board approved the 2017 annual performance-based equity incentive awards in the form of LTIP units and long-term performance-based LTIP awards to the executive officers of the Company and other employees of the Advisor who perform services for the Company (the “2017 Program”). During the nine months ended September 30, 2018, the Board approved the 2018 annual performance-based equity incentive awards in the form of LTIP units and long-term performance-based LTIP awards to the executive officers of the Company and other employees of the Advisor who perform services for the Company (the “2018 Program”). None of the long-term LTIP unit awards under the 2017 Program and none of the annual or long-term LTIP unit awards under the 2018 Program had been earned by the participants as of September 30, 2018.

A detail of the Annual Awards and the long-term awards (the “Long-Term Awards”) under the 2017 Program and the 2018 Program as of September 30, 2018 is as follows:

	2017 Program		2018 Program
	Annual	Long- Term	Annual	Long- Term	Total

Net 2017 Program LTIP awards as of December 31, 2017	84	98	-	-	182
LTIP unit target grants via the 2018 Performance Program – Long-Term Awards (1)	-	-	-	110	110
LTIP unit target grants via the 2018 Performance Program – Annual Awards (2)	-	-	163	-	163
LTIP units granted via the 2017 Performance Program – Annual Awards (3)	(57)	-	-	-	(57)
LTIP units not earned under the 2017 Performance Program – Annual Awards (4)	(27)	-	-	-	(27)
LTIP unit forfeitures (5)		(2)	(2)		(4)
Net annual and long-term LTIP awards as of September 30, 2018	-	96	161	110	367

(1)	These target Long-Term Awards were approved by the Board on March 5, 2018 and are subject to the terms and conditions of the 2018 LTIP Unit Award Agreements between the Company and each grantee.
(2)	These target Annual Awards were approved by the Board on April 9, 2018 and are subject to the terms and conditions of the 2018 LTIP Unit Award Agreements between the Company and each grantee.
(3)	This amount represents grants from the 2017 Program Annual Awards. Refer to the “Time-Based Grants” table above which presents these grants as earned and time-based.
(4)	On March 5, 2018 the Compensation Committee determined the extent to which the Company achieved the performance goals and concluded that these target awards were not earned.
(5)	Represents LTIP units forfeited by grantee.

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

The Compensation Committee and Board established performance goals for calendar year 2018, as set forth in Exhibit A to the 2018 LTIP Annual Award Agreements (the “Performance Goals”) that will be used to determine the number of LTIP units earned by each grantee. As of September 30, 2018, management estimated that the Performance Goals would be met at a 75% level, and accordingly, applied 75% to the net target 2018 Program Annual Awards to estimate the 2018 Program Annual Awards expected to be earned at the end of the performance period. Cumulative stock-based compensation expense during the nine months ended September 30, 2018 reflects management’s estimate that 75% of these awards will vest. As soon as reasonably practicable following the last day of the 2018 fiscal year, the Compensation Committee and Board will determine the extent to which the Company has achieved each of the Performance Goals (expressed as a percentage) and, based on such determination, will calculate the number of LTIP units that each grantee is entitled to receive. Each grantee may earn up to 150% of the number of his/her target LTIP units. Any 2018 Annual Award LTIP units that are not earned will be forfeited and cancelled.

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

Stock-Based Compensation Expense

In June 2018, the FASB issued ASU 2018-07, “Improvements to Nonemployee Share-Based Payment Accounting” (“ASU 2018-07”). ASU 2018-07 simplifies several aspects of the accounting for non-employee transactions by stipulating that the existing accounting guidance for share-based payments to employees (accounted for under ASC Topic 718, “Compensation-Stock Compensation”) will also apply to non-employee share-based transactions (accounted for under ASC Topic 505, “Equity”). ASU 2018-07 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company early adopted ASU 2018-07 on July 1, 2018 and the adoption did not have a material impact on its consolidated financial statements or disclosures.

Under the provisions of ASU 2018-07 the Company’s prospective compensation expense for all unvested LTIP units, Annual Awards, and Long-Term Awards will be recognized using the adoption date fair value of the awards, with no remeasurement required. Compensation expense for future LTIP unit grants, Annual Awards, and Long-Term Awards will be based on the grant date fair value of the units / awards, with no subsequent remeasurement required.

The Company incurred stock compensation expense of $741 and $1,978 for the three and nine months ended September 30, 2018, respectively, and $340 and $1,481 for the three and nine months ended September 30, 2017, respectively, related to the grants awarded under the Plan. Compensation expense is included within “General and Administrative” expense in the Company’s Consolidated Statements of Operations.

As of September 30, 2018, total unamortized compensation expense related to these awards of approximately $3,567 is expected to be recognized over a weighted average remaining period of 2.17 years.

Note 8 – Rental Revenue

The aggregate annual minimum cash to be received by the Company on the noncancelable operating leases related to its portfolio of facilities in effect as of September 30, 2018, is as follows for the subsequent years ended December 31:

2018 (three months remaining)	$11,958
2019	48,111
2020	48,947
2021	47,342
2022	46,284
Thereafter	369,036
Total	$571,678

The concentration of rental revenue for the three and nine months ended September 30, 2018 and 2017 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Facility	2018	2017	2018	2017

Encompass	11%	18%	12%	22%
Belpre	11	-	7	-
OCOM	9	15	10	12
Sherman	6	10	6	-
Austin	6	-	7	-
East Dallas	6	-	5	-
Great Bend	4	8	5	7
Omaha	3	6	4	7
Plano	3	5	3	6
Tennessee	3	-	3	6
Aggregate of all other facilities(1)	38	38	38	40
Total	100%	100%	100%	100%

(1)	None individually greater than 3% for the 2018 periods and none greater than 5% for the 2017 periods.

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

The aggregate minimum cash payments to be made by the Company on these land leases in effect as of September 30, 2018, are as follows for the subsequent years ended December 31:

2018 (three months remaining)	$27
2019	109
2020	109
2021	109
2022	109
Thereafter	2,234
Total	$2,697

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

Note 11 – Subsequent Event

On November 2, 2018, the Company entered into an agreement to sell its Great Bend Regional Hospital in Kansas for approximately $32 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our financial statements included herein, including the notes to those financial statements, included elsewhere in this report. Some of the comments we make in this section are forward-looking statements within the meaning of the federal securities laws. For a complete discussion of forward-looking statements, see the section below entitled “Forward-Looking Statements.” Certain risk factors may cause actual results, performance or achievements to differ materially from those expressed or implied by the following discussion. For a discussion of such risk factors, see Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2017, that was filed with the United States Securities and Exchange Commission (the “SEC” or the “Commission”) on March 12, 2018. Unless otherwise indicated all dollar and share amounts in the following discussion are presented in thousands.

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

See Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2017, that was filed with the SEC on March 12, 2018, for further discussion of these and other risks, as well as the risks, uncertainties and other factors discussed in this Report and identified in other documents we may file with the SEC from time to time. You should carefully consider these risks before making any investment decisions in our company. New risks and uncertainties may also emerge from time to time that could materially and adversely affect us. While forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance. We disclaim any obligation to update or revise any forward-looking statement to reflect changes in underlying assumptions or factors, of new information, data or methods, future events or other changes after the date of this Report, except as required by applicable law. You should not place undue reliance on any forward-looking statements that are based on information currently available to us or the third parties making the forward-looking statements.

Overview

Global Medical REIT Inc. (the “Company,” “us,” “we,” or “our”) is an externally-managed, Maryland corporation engaged primarily in the acquisition of licensed, state-of-the-art, purpose-built healthcare facilities and the leasing of these facilities to strong clinical operators with leading market share. The Company is externally managed and advised by the Advisor.

We elected to be taxed as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2016. We conduct our business through an umbrella partnership real estate investment trust, or UPREIT, structure in which our properties are owned by wholly-owned subsidiaries of our operating partnership, Global Medical REIT L.P. (the “Operating Partnership”). We, through a wholly-owned subsidiary, are the sole general partner of our Operating Partnership and, as of September 30, 2018, we owned approximately 90.0% of the outstanding common operating partnership units (“OP Units”) of our Operating Partnership.

Executive Summary

The following table summarizes the material changes in our business and operations for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands, except per share amounts)

Rental revenue	$13,111	$7,922	$36,180	$19,218
Interest expense	$4,055	$2,174	$10,681	$5,266
General and administrative expense	$1,395	$990	$4,169	$4,418
Preferred stock dividends	$1,455	$259	$4,366	$259

Net income (loss) attributable to common stockholders per share	$0.01	$0.02	$0.03	$(0.08)
FFO per share(1)	$0.21	$0.14	$0.58	$0.27
AFFO per share(1)	$0.20	$0.17	$0.56	$0.40

Dividends per common share	$0.20	$0.20	$0.60	$0.60

Weighted average common shares outstanding	21,797	21,522	21,687	18,938
Weighted average OP Units outstanding	1,857	-	1,615	-
Weighted average LTIP units outstanding	588	-	512	-
Total weighted average share and units outstanding	24,242	21,522	23,814	18,938

(1)	See “—Non-GAAP Financial Measures,” for a description of our non-GAAP financial measures and a reconciliation of our non-GAAP financial measures.

	As of
	September 30, 2018	December 31, 2017
	(dollars in thousands)

Total investment in real estate, gross	$613,037	$471,507
Total debt, net of unamortized discount	$331,916	$200,695
Weighted average interest rate	4.35%	3.72%
Total stockholders’ equity	$254,656	$259,013
Net leasable square feet	1,917,345	1,331,186

Our Properties

As of September 30, 2018, our portfolio consisted of 72 buildings with an aggregate of (i) approximately 1.9 million leasable square feet, (ii) approximately $47.7 million of annualized base rent, (iii) a weighted average capitalization rate of 7.9% and (iv) 10.4 weighted average lease years remaining. The table below summarizes our portfolio as of September 30, 2018:

Property	Location	Leasable Square Feet (LSF)	% of Portfolio LSF	Annualized Base Rent (in thousands)(1)	% of Portfolio Annualized Base Rent	Cap. Rate(2)	Lease Years Remaining(3)
Select Medical Hospital	Omaha, NE	41,113	2.1%	$1,815	3.8%	8.4%	4.8
Orthopedic Surgery Center of Asheville	Asheville, NC	8,840	0.5%	245	0.5%	10.1%	3.4
Associates in Ophthalmology	West Mifflin, PA	27,193	1.4%	784	1.7%	6.9%	12.0
Gastro One	Memphis, TN	52,266	2.7%	1,323	2.8%	6.6%	9.3
Star Medical Center	Plano, TX	24,000	1.3%	1,310	2.8%	7.5%	17.3
Surgical Institute of Michigan	Westland, MI	15,018	0.8%	399	0.8%	8.4%	7.5
Marina Towers	Melbourne, FL	75,899	4.0%	1,127	2.4%	7.3%	7.5
Berks Eye Physicians & Surgeons	Wyomissing, PA	17,000	0.9%	463	1.0%	7.7%	7.8
Berkshire Eye Surgery Center	Reading, PA	6,500	0.3%	248	0.5%	7.7%	7.8
East Orange General Hospital	East Orange, NJ	60,442	3.2%	963	2.0%	8.1%	8.0
Brown Clinic	Watertown, SD	48,132	2.5%	721	1.5%	8.0%	13.0
Northern Ohio Medical Specialists (NOMS)	Sandusky, OH	55,760	2.9%	864	1.8%	7.7%	9.1
Carson Medical Group Clinic	Carson City, NV	20,632	1.1%	354	0.8%	9.4%	5.1
Piedmont Healthcare	Ellijay, GA	44,162	2.3%	375	0.8%	7.7%	7.8
Encompass (Mesa)	Mesa, AZ	51,903	2.7%	1,762	3.7%	7.9%	6.1
Encompass (Altoona)	Altoona, PA	70,007	3.7%	1,713	3.6%	8.0%	2.6
Encompass (Mechanicsburg)	Mechanicsburg, PA	78,836	4.1%	1,923	4.0%	7.9%	2.6
Southwest Florida Neurological & Rehab	Cape Coral, FL	25,814	1.3%	540	1.1%	7.4%	8.3
Geisinger Specialty Care	Lewisburg, PA	28,480	1.5%	544	1.1%	7.5%	4.6
Las Cruces Orthopedic	Las Cruces, NM	15,761	0.8%	362	0.8%	7.4%	10.3
Thumb Butte Medical Center	Prescott, AZ	12,000	0.6%	371	0.8%	8.2%	8.4
Southlake Heart & Vascular Institute	Clermont, FL	18,152	1.0%	369	0.8%	7.1%	4.1
Oklahoma Center for Orthopedic & Multi-specialty Surgery (OCOM)	Oklahoma City, OK	97,406	5.1%	3,579	7.5%	7.2%	14.6
Great Bend Regional Hospital	Great Bend, KS	63,978	3.3%	2,198	4.6%	9.0%	13.5
Unity Family Medicine	Brockport, NY	29,497	1.5%	621	1.3%	7.2%	12.2
Lonestar Endoscopy	Flower Mound, TX	10,062	0.5%	294	0.6%	7.3%	8.0
Texas Digestive	Fort Worth, TX	18,084	1.0%	431	0.9%	7.1%	9.8
Carrus Specialty Hospital	Sherman, TX	69,352	3.6%	2,535	5.3%	9.7%	18.8
Cardiologists of Lubbock	Lubbock, TX	27,280	1.4%	612	1.3%	7.5%	10.9
Conrad Pearson Clinic	Germantown, TN	33,777	1.8%	1,488	3.1%	9.3%	5.6
Central Texas Rehabilitation Clinic	Austin, TX	59,258	3.1%	2,971	6.2%	7.3%	8.6
Heartland Clinic	Moline, IL	34,020	1.8%	910	1.9%	7.8%	14.8
Albertville Medical Building	Albertville, MN	21,486	1.1%	481	1.0%	7.1%	10.3
Amarillo Bone & Joint Clinic	Amarillo, TX	23,298	1.2%	594	1.3%	6.9%	11.2
Kansas City Cardiology	Lee’s Summit, MO	12,180	0.6%	275	0.6%	7.2%	6.3
Zion Eye Institute	St. George, UT	16,000	0.8%	400	0.8%	7.0%	11.2
Respiratory Specialists	Wyomissing, PA	17,598	0.9%	405	0.9%	7.2%	9.2
Quad City Kidney Center	Moline, IL	27,173	1.4%	548	1.1%	8.2%	12.6
Northern Ohio Medical Specialists (NOMS)	Fremont, OH	25,893	1.4%	609	1.3%	7.3%	11.4
Gainesville Eye	Gainesville, GA	34,020	1.8%	776	1.6%	7.5%	11.4
City Hospital of White Rock	Dallas, TX	236,314	12.3%	2,230	4.7%	9.7%	19.4
Orlando Health	Orlando, FL	59,644	3.1%	1,346	2.8%	8.3%	4.1
Memorial Health	Belpre, OH	155,600	8.1%	5,112	10.7%	8.0%	12.4
Valley ENT	McAllen, TX	30,811	1.6%	439	0.9%	8.2%	10.9
Rock Surgery Center	Derby, KS	16,704	0.9%	255	0.5%	7.5%	8.7
Totals / Weighted Average		1,917,345	100.0%	$47,695	100.0%	7.9%	10.4

(1) Monthly base rent for September 2018 multiplied by 12.

(2) Annualized base rent for September 2018 divided by contractual purchase price.

(3) Does not include tenant renewal options.

Recent Developments

On November 2, 2018, the Company entered into an agreement to sell its Great Bend Regional Hospital in Kansas for approximately $32 million. The purchaser of this property is currently in the due diligence period for this transaction, which could impact the timing and ultimate closing of this transaction.

Trends Which May Influence Results of Operations

We believe the following trends may positively impact our business and results of operations:

•	growing healthcare expenditures – According to the U.S. Department of Health and Human Services, overall healthcare expenditures are expected to grow at an average rate of 5.6% per year from 2016 through 2025. We believe the long-term growth in healthcare expenditures will correlate with the long-term leases at our properties and help maintain or increase the value of our healthcare real estate portfolio;

•	an aging population – according to the 2010 U.S. Census, the segment of the population consisting of people 65 years or older comprise the fastest growing segment of the overall U.S. population. We believe this segment of the U.S. population will utilize many of the services provide at our healthcare facilities such as orthopedics, cardiac, gastroenterology and rehabilitation;
•	a continuing shift towards outpatient care – according to the American Hospital Association, patients are demanding more outpatient operations. We believe this shift in patient preference from inpatient to out-patient facilities will benefit our tenants as most of our properties consists of medical office buildings, ambulatory surgery centers and specialty hospitals that provide an alternative to inpatient facilities such as acute-care hospitals;
•	physician practice group and hospital consolidation – We believe the trend towards physician group consolidation will serve to strengthen the credit quality of our tenants if our tenants merge or are consolidated with larger health systems;
•	a highly fragmented healthcare real estate market – Despite the move toward consolidation with respect to healthcare services, we believe the healthcare real estate market continues to be highly fragmented, which will provide us with significant acquisition opportunities; and
•	Increased supply of attractive acute-care hospital acquisition opportunities – We believe many hospital systems are moving towards investing more in out-patient facilities and divesting acute-care hospitals. Although not the primary focus of our investment strategy, we believe that the current supply and demand forces in the hospital market could provide opportunities to purchase high-quality, acute-care hospitals in desirable markets at attractive, risk-adjusted returns.

We believe the following trends may negatively impact our business and results of operations:

•	Increasing Market Volatility – To date in 2018, the stock markets have experienced volatility. If markets continue to experience volatility, or healthcare REIT stocks continue to decline, we could have difficulty raising equity capital at attractive prices or at all, which could inhibit our ability to grow our portfolio;
•	Increases in short-term interest rates – During 2018, the market interest rates on which our credit facility interest rate is based have increased. If this trend continues and we are unable to hedge our interest rate exposure, our interest rate expense will increase, which would negatively affect our results of operations;
•	Leverage restrictions – Pursuant to our credit facility, our consolidated leverage ratio, defined as the ratio of our total debts to total assets, cannot exceed 0.65:1 and our minimum fixed charge coverage ratio, defined as the ratio of Adjusted EBITDA and Fixed Charges, must be at least 1.50:1. Also, pursuant to the terms of our credit facility, the interest rate spread on our outstanding borrowings increases if our consolidated leverage ratio exceeds certain thresholds. See “— Liquidity and Capital Resources” for a description of such thresholds. As of September 30, 2018, our total debt was approximately $331.9 million and our total interest expense plus preferred dividends for the nine months ended September 30, 2018 was approximately $15.0 million, and our consolidated leverage and fixed charge coverage ratios were 0.54:1 and 1.92:1, respectively. Due to our leverage limitations, if we are unable to raise equity capital in sufficient amounts or at all in order to pay down our indebtedness, we will be limited in the amount of properties we may acquire; and
•	Changes in third party reimbursement methods and policies – As the price of healthcare services continues to increase, we believe third-party payors, such as Medicare and commercial insurance companies, will continue to scrutinize and reduce the types of healthcare services eligible for, and the amounts of, reimbursement under their health insurance plans. Additionally, many employer-based insurance plans have continued to increase the percentage of insurance premiums for which covered individuals are responsible. If these trends continue, our tenants may experience lower patient volumes as well as higher patient credit risks, which could negatively impact their business as well as their ability to pay rent to us.

Qualification as a REIT

We elected to be taxed as REIT commencing with our taxable year ended December 31, 2016. Subject to a number of significant exceptions, a corporation that qualifies as a REIT generally is not subject to U.S. federal corporate income taxes on income and gains that it distributes to its stockholders, thereby reducing its corporate-level taxes. In order to qualify as a REIT, a substantial percentage of our assets must be qualifying real estate assets and a substantial percentage of our income must be rental revenue from real property or interest on mortgage loans. We believe that we have organized and have operated in such a manner as to qualify for taxation as a REIT, and we intend to continue to operate in such a manner. However, we cannot provide assurances that we will continue to operate in a manner so as to qualify or remain qualified as a REIT.

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

Consolidated Results of Operations

The major factor that resulted in variances in our results of operations for each revenue and expense category for the three and nine months ended September 30, 2018, compared to the three and nine months ended September 30, 2017 was the increase in the size of our property portfolio. Our total investments in real estate, net of accumulated depreciation and amortization, was $586.2 million and $412.1 million as of September 30, 2018 and 2017, respectively.

Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017

	Three Months Ended September 30,
	2018	2017	$ Change
	(in thousands)
Revenue
Rental revenue	$13,111	$7,922	$5,189
Expense recoveries	884	444	440
Other income	8	23	(15)
Total revenue	14,003	8,389	5,614

Expenses
General and administrative	1,395	990	405
Operating expenses	941	464	477
Management fees – related party	1,104	804	300
Depreciation expense	3,614	2,176	1,438
Amortization expense	953	523	430
Interest expense	4,055	2,174	1,881
Acquisition fees	168	652	(484)
Total expenses	12,230	7,783	4,447
Net income	$1,773	$606	$1,167

Revenue

Total Revenue

Total revenue for the three months ended September 30, 2018 was $14.0 million, compared to $8.4 million for the same period in 2017, an increase of $5.6 million. The increase was primarily the result of rental revenue earned from the facilities we acquired subsequent to September 30, 2017, as well as from the recognition of a full three months of rental revenue in 2018 from acquisitions that were completed during the three months ended September 30, 2017. Additionally, total revenue for the three months ended September 30, 2018 and 2017 included $0.9 million and $0.4 million, respectively, in revenue that was recognized from expense recoveries. Expense recoveries are related to tenant reimbursement of real estate taxes, insurance, and certain other operating expenses. We recognize these reimbursements and related expenses on a gross basis in our Consolidated Statements of Operations (i.e., we recognize an equivalent increase in revenue (expense recoveries) and expense (operating expenses)).

Expenses

General and Administrative

General and administrative expense for the three months ended September 30, 2018 was $1.4 million, compared to $1.0 million for the same period in 2017, an increase of $0.4 million. The increase resulted from an increase in non-cash LTIP compensation expense, which was $0.7 million for the three months ended September 30, 2018, compared to $0.3 million for the same period in 2017.

Operating Expenses

Operating expenses for the three months ended September 30, 2018 were $0.9 million, compared to $0.5 million for the same period in 2017, an increase of $0.4 million. The increase resulted primarily from an increase in reimbursable tenant expenses due to the increase in our number of tenants from the prior year.

Management Fees – related party

Management fee expense for the three months ended September 30, 2018 were $1.1 million, compared to $0.8 million for the same period in 2017, an increase of $0.3 million. The increase resulted from our larger stockholders’ equity balance as of September 30, 2018, which is used to calculate the management fee, resulting from a full three months impact during 2018 from our September 15, 2017 preferred stock offering and from OP Unit issuances that were completed subsequent to September 30, 2017.

Depreciation Expense

Depreciation expense for the three months ended September 30, 2018 was $3.6 million, compared to $2.2 million for the same period in 2017, an increase of $1.4 million. The increase resulted primarily from depreciation expense incurred on the facilities we acquired subsequent to September 30, 2017, as well as from the recognition of a full three months of depreciation expense in 2018 from acquisitions that were completed during the three months ended September 30, 2017.

Amortization Expense

Amortization expense for the three months ended September 30, 2018 was $1.0 million, compared to $0.5 million for the same period in 2017, an increase of $0.5 million. The increase resulted primarily from amortization expense incurred on intangible assets recorded subsequent to September 30, 2017, as well as from the recognition of a full three months of amortization expense in 2018 from intangible assets recorded during the three months ended September 30, 2017.

Interest Expense

Interest expense for the three months ended September 30, 2018 was $4.1 million, compared to $2.2 million for the same period in 2017, an increase of $1.9 million. This increase was primarily due to higher average borrowings during the three months ended September 30, 2018 compared to the same period last year, the proceeds of which were used to finance our property acquisitions during that time period, as well as from higher interest rates compared to the same period in 2017.

The weighted average interest rate of our debt for the three months ended September 30, 2018 was 4.23%. Additionally, the weighted average interest rate and term of our debt was 4.35% and 4.46 years, respectively, at September 30, 2018.

Acquisition Fees

Acquisition fees for the three months ended September 30, 2018 were $0.2 million, compared to $0.7 million for the same period in 2017, a decrease of $0.5 million. The decrease was primarily the result of our January 1, 2018 implementation of ASU 2017-01, which resulted in all of our post-implementation acquisitions during the three months ended September 30, 2018 being accounted for as asset acquisitions and, therefore, all acquisition-related costs were capitalized. Accordingly, acquisition fees for the three months ended September 30, 2018 represent costs associated with acquisitions the Company does not expect to complete and therefore were expensed. In comparison, acquisition fees for the three months ended September 30, 2017 primarily represented transaction costs that were expensed related to acquisitions that were accounted for as business combinations.

Net Income

Net income for the three months ended September 30, 2018 was $1.8 million, compared to net income of $0.6 million for the same period in 2017, an increase of $1.2 million. The increase resulted primarily from an increase in rental revenue over the comparable prior year period partially offset by the net increase in expenses during the period.

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

	Nine Months Ended September 30,
	2018	2017	$ Change
	(in thousands)
Revenue
Rental revenue	$36,180	$19,218	$16,962
Expense recoveries	2,610	1,141	1,469
Other income	27	112	(85)
Total revenue	38,817	20,471	18,346

Expenses
General and administrative	4,169	4,418	(249)
Operating expenses	2,726	1,235	1,491
Management fees – related party	3,280	2,059	1,221
Depreciation expense	9,965	5,372	4,593
Amortization expense	2,645	1,326	1,319
Interest expense	10,681	5,266	5,415
Acquisition fees	294	2,130	(1,836)
Total expenses	33,760	21,806	11,954
Net income (loss)	$5,057	$(1,335)	$6,392

Revenue

Total Revenue

Total revenue for the nine months ended September 30, 2018 was $38.8 million, compared to $20.5 million for the same period in 2017, an increase of $18.3 million. The increase was primarily the result of rental revenue earned from the facilities we acquired subsequent to September 30, 2017, as well as from the recognition of a full nine months of rental revenue in 2018 from acquisitions that were completed during the nine months ended September 30, 2017. Additionally, $2.6 million in revenue was recognized from expense recoveries during the nine months ended September 30, 2018, compared to $1.1 million for the same period in 2017.

Expenses

General and Administrative

General and administrative expenses for the nine months ended September 30, 2018 were $4.2 million, compared to $4.4 million for the same period in 2017, a decrease of $0.2 million. The decrease primarily related to a decrease in Sarbanes-Oxley implementation costs and other professional fees, partially offset by an increase in non-cash LTIP compensation expense. LTIP compensation expense was $2.0 million for the nine months ended September 30, 2018, compared to $1.5 million for the same period in 2017.

Operating Expenses

Operating expenses for the nine months ended September 30, 2018 were $2.7 million, compared to $1.2 million for the same period in 2017, an increase of $1.5 million. The increase resulted from $2.6 million of reimbursable property operating expenses incurred during the nine months ended September 30, 2018, compared to $1.1 million for the same period in 2017.

Management Fees – related party

Management fee expense for the nine months ended September 30, 2018 was $3.3 million, compared to $2.1 million for the same period in 2017, an increase of $1.2 million. The increase resulted from our larger stockholders’ equity balance as of September 30, 2018, which is used to calculate the management fee, resulting from a full nine months impact during 2018 from our September 15, 2017 preferred stock offering and from OP Unit issuances that were completed subsequent to September 30, 2017.

Depreciation Expense

Depreciation expense for the nine months ended September 30, 2018 was $10.0 million, compared to $5.4 million for the same period in 2017, an increase of $4.6 million. The increase resulted primarily from depreciation expense incurred on the facilities we acquired subsequent to September 30, 2017, as well as from the recognition of a full nine months of depreciation expense in 2018 from acquisitions that were completed during the nine months ended September 30, 2017.

Amortization Expense

Amortization expense for the nine months ended September 30, 2018 was $2.6 million, compared to $1.3 million for the same period in 2017, an increase of $1.3 million. The increase resulted primarily from amortization expense incurred on intangible assets recorded subsequent to September 30, 2017, as well as from the recognition of a full nine months of amortization expense in 2018 from intangible assets recorded during the nine months ended September 30, 2017.

Interest Expense

Interest expense for the nine months ended September 30, 2018 was $10.7 million, compared to $5.3 million for the same period in 2017, an increase of $5.4 million. This increase was primarily due to higher average borrowings during the nine months ended September 30, 2018 compared to the same period last year, the proceeds of which were used to finance our property acquisitions during that time period, as well as from higher interest rates compared to the same period in 2017.

The weighted average interest rate of our debt for the nine months ended September 30, 2018 was 4.11%. Additionally, the weighted average interest rate and term of our debt was 4.35% and 4.46 years, respectively, at September 30, 2018.

Acquisition Fees

Acquisition fees for the nine months ended September 30, 2018 were $0.3 million, compared to $2.1 million for the same period in 2017, a decrease of $1.8 million. The decrease was primarily the result of our January 1, 2018 implementation of ASU 2017-01 and the fact that all of our acquisitions for the nine months ended September 30, 2018 were accounted for as asset acquisitions and, therefore, all acquisition-related costs of completed acquisitions were capitalized. Accordingly, acquisition fees for the nine months ended September 30, 2018 represent costs associated with acquisitions the Company does not expect to complete and therefore were expensed. In comparison, acquisition fees for the nine months ended September 30, 2017 primarily represent transaction costs that were expensed related to acquisitions that were accounted for as business combinations.

Net Income (Loss)

Net income for the nine months ended September 30, 2018 was $5.1 million, compared to a $(1.3) million net loss for the same period in 2017, an increase of $6.4 million. The increase resulted primarily from an increase in rental revenue over the current nine-month period partially offset by the net increase in expenses for that period.

Assets and Liabilities

As of September 30, 2018 and December 31, 2017, our principal assets consisted of investments in real estate, net, of $586.2 million and $457.9 million, respectively, and our liquid assets consisted primarily of cash and cash equivalents and restricted cash of $3.8 million and $7.1 million, respectively.

The increase in our investments in real estate, net, to $586.2 million as of September 30, 2018 compared to $457.9 million as of December 31, 2017, was the result of the eight acquisitions that we completed during the nine months ended September 30, 2018.

The decrease in our cash and cash equivalents and restricted cash balance to $3.8 million as of September 30, 2018, compared to $7.1 million as of December 31, 2017, was primarily due to $133.9 million of cash used for the acquisitions that we completed during the nine-month period, $18.4 million of dividends paid during the nine-month period, and $2.8 million of cash paid for deferred financing costs during the nine-month period related to our credit facility. These cash outflows were partially offset by net borrowings from our credit facility in the amount of $132.5 million and cash provided by operating activities of $19.1 million.

The increase in our total liabilities to $349.4 million as of September 30, 2018 compared to $212.8 million as of December 31, 2017, was primarily the result of net borrowings from our credit facility in the amount of $132.5 million as well as from increases in the security deposit liability balance and the accounts payable and accrued expenses balance.

Liquidity and Capital Resources

General

Our short-term liquidity requirements include:

•	Interest expense and scheduled principal payments on outstanding indebtedness;
•	General and administrative expenses;
•	Operating expenses;
•	Management fees;
•	Property acquisitions; and
•	Capital and tenant improvements at our properties.

In addition, we require funds for future distributions expected to be paid to our common and preferred stockholders and OP and LTIP unit holders in our Operating Partnership.

As of September 30, 2018, we had $3.0 million of cash and cash equivalents and had borrowing capacity under our credit facility as described below. Our primary sources of cash include rent and reimbursements we collect from our tenants, borrowings under our revolving credit facility, secured term loans and net proceeds received from equity issuances.

On August 7, 2018, the Company amended and restated its credit facility to (i) increase the overall capacity of the facility from $340 million to $350 million, consisting of a $250 million revolving credit facility (the “Revolver”) and a $100 million, five-year term loan (the “Term Loan”), (ii) extend the term of the Revolver to August 2022, with a one-year extension option, and (iii) implement a new reduced interest rate pricing matrix. The facility includes an accordion feature to increase the capacity to an aggregate of $500 million. Additionally, the Company hedged its interest rate risk on the Term Loan by entering into an interest rate swap agreement, with a notional amount of $100 million and a term of five years, which effectively fixed the LIBOR component on the Term Loan at 2.88%. As of September 30, 2018 we had outstanding borrowings of $297,400 under the Revolver and Term Loan. The following table presents the pricing matrix for the Revolver and the Term Loan:

Total Leverage Ratio	Revolver LIBOR Margin	Revolver Base Rate Margin	Term Loan LIBOR Margin	Term Loan Base Rate Margin
≤ 45%	1.40%	0.40%	1.35%	0.35%
› 45% and ≤50%	1.65%	0.65%	1.60%	0.60%
› 50% and ≤55%	1.90%	0.90%	1.85%	0.85%
› 55%	2.15%	1.15%	2.10%	1.10%

On August 17, 2018, the Company, its Advisor, and the Operating Partnership entered into a Sales Agreement with a number of financial institutions, pursuant to which the Company may offer and sell, from time to time, up to $50 million of its common stock (the “ATM Program”), inclusive of any amounts sold under its prior sales agreement. During the three months ended September 30, 2018, pursuant to the ATM Program, the Company sold and issued 372 shares of its common stock for net proceeds of $3,209, which represented gross proceeds of $3,505 net of commissions of $53 and $243 in costs that the Company paid that were directly attributable to the offering under the ATM Program.

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

Our long-term liquidity needs consist primarily of funds necessary to pay for acquisitions, capital and tenant improvements at our properties, scheduled debt maturities, general and administrative expenses, operating expenses, management fees, distributions, and the cost of internalization. We expect to satisfy our long-term liquidity needs through cash flow from operations, debt financing, sales of additional equity securities, and, in connection with acquisitions of additional properties, the issuance of OP Units, and proceeds from select property dispositions and joint venture transactions.

Cash Flow Information

Net cash provided by operating activities for the nine months ended September 30, 2018 was $19.1 million, compared with $8.4 million for the same period in 2017. The increase during the 2018 period compared to the same period last year was primarily due to the increase in the size of our property portfolio at September 30, 2018 compared to September 30, 2017.

Net cash used in investing activities for the nine months ended September 30, 2018 was $136.4 million, compared with $213.5 million for the same period in 2017. The decrease during the 2018 period compared to the same period last year was primarily the result of less real estate investment activity in the 2018 period compared to the same period in 2017.

Net cash provided by financing activities for the nine months ended September 30, 2018 was $114.0 million, compared with $193.3 million for the same period in 2017. The decrease during the 2018 period compared to the same period last year was primarily due to the fact that the comparable period last year included net proceeds from common stock and preferred stock offerings, higher dividends paid during the 2018 period as a result of the offerings, partially offset by higher net draws on the credit facility during the 2018 period. We did not conduct comparable equity offerings during the 2018 period.

Common Stock Dividends

Dividend activity for the nine months ended September 30, 2018 is summarized in the following table:

Date Announced	Record Date	Applicable Quarter	Payment Date	Dividend Amount(1)	Dividends per Share

December 15, 2017	December 26, 2017	Q4 2017	January 10, 2018	$4,552	$0.20
March 7, 2018	March 22, 2018	Q1 2018	April 10, 2018	$4,691	$0.20
June 15, 2018	June 26, 2018	Q2 2018	July 11, 2018	$4,786	$0.20
September 10, 2018	September 20, 2018	Q3 2018	October 10, 2018	$4,889	$0.20

(1)Includes distributions on granted LTIP units and OP Units issued to third parties.

During the nine months ended September 30, 2018 and 2017, the Company paid total dividends on its common stock, LTIP units and OP Units in the aggregate amount of $14,075 and $10,815, respectively.

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

The quarterly dividend payment dates on the Series A Preferred Stock commenced on October 31, 2017 and are January 31, April 30, July 31 and October 31 of each year. During the nine months ended September 30, 2018 and 2017, we paid preferred dividends of $4,366 and zero, respectively.

Non-GAAP Financial Measures

Funds from operations (“FFO”) and adjusted funds from operations (“AFFO”) are non-GAAP financial measures within the meaning of the rules of the SEC. The Company considers FFO and AFFO to be important supplemental measures of its operating performance and believes FFO is frequently used by securities analysts, investors, and other interested parties in the evaluation of REITs, many of which present FFO when reporting their results. In accordance with the National Association of Real Estate Investment Trusts’ (“NAREIT”) definition, FFO means net income or loss computed in accordance with GAAP before non-controlling interests of holders of OP Units and LTIP units, excluding gains (or losses) from sales of property and extraordinary items, plus real estate related depreciation and amortization (excluding amortization of deferred financing costs), and after adjustments for unconsolidated partnerships and joint ventures. The Company did not incur any gains or losses from the sales of property or record any adjustments for unconsolidated partnerships and joint ventures during the three and nine months ended September 30, 2018 and 2017. Because FFO excludes real estate related depreciation and amortization (other than amortization of deferred financing costs), the Company believes that FFO provides a performance measure that, when compared period-over-period, reflects the impact to operations from trends in occupancy rates, rental rates, operating costs, development activities and interest costs, providing perspective not immediately apparent from the closest GAAP measurement, net income or loss.

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

A reconciliation of FFO and AFFO for the three and nine months ended September 30, 2018 and 2017 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(unaudited, in thousands except per share amounts)

Net income (loss)	$1,773	$606	$5,057	$(1,335)
Less: Preferred stock dividends	(1,455)	(259)	(4,366)	(259)
Depreciation and amortization expense	4,567	2,699	12,610	6,698
Amortization of above market leases, net	190	25	484	14
FFO	$5,075	$3,071	$13,785	$5,118
Acquisition fees	168	652	294	2,130
Straight line deferred rental revenue	(1,417)	(943)	(3,971)	(2,072)
Stock-based compensation expense	741	340	1,978	1,481
Amortization of deferred financing costs and other	344	341	1,327	840
Non-cash advisory fee	-	119	-	119
AFFO	$4,911	$3,580	$13,413	$7,616

Net income (loss) attributable to common stockholders per share – basic and diluted	$0.01	$0.02	$0.03	$(0.08)
FFO per share	$0.21	$0.14	$0.58	$0.27
AFFO per share	$0.20	$0.17	$0.56	$0.40

Weighted Average Shares and Units Outstanding – basic and diluted	24,242	21,522	23,814	18,938

Reconciliation of Weighted Average Shares and Units Outstanding:

Weighted Average Common Shares	21,797	21,522	21,687	18,938
Weighted Average OP Units	1,857	-	1,615	-
Weighted Average LTIP Units	588	-	512	-
Weighted Average Shares and Units Outstanding – basic and diluted	24,242	21,522	23,814	18,938

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

We may be exposed to the effects of interest rate changes primarily as a result of debt used to acquire healthcare facilities, including borrowings under the Credit Facility. The analysis below presents the sensitivity of the market value of our financial instruments to selected changes in market interest rates. The range of changes chosen reflects our view of changes which are reasonably possible over a one-year period.

As of September 30, 2018, we had $197.4 million outstanding under the Revolver (before the netting of unamortized deferred financing costs and excluding the Term Loan) that bears interest at a variable rate, and $39.5 million of third-party debt outstanding. See the “Management’s Discussion and Analysis of Financial Condition and Results of Operation —Liquidity and Capital Resources” for a detailed discussion of our Credit Facility. At September 30, 2018, LIBOR on our outstanding floating rate borrowings was. 2.14%. Assuming no increase in the amount of our variable interest rate debt, if LIBOR increased 100 basis points, our cash flow would decrease by approximately $2.0 million annually. Assuming no increase in the amount of our variable rate debt, if LIBOR were reduced 100 basis points, our cash flow would increase by approximately $2.0 million annually.

Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve our objectives, we may borrow at fixed rates or variable rates. On August 7, 2018 we hedged our interest rate risk on our Term Loan by entering into an interest rate swap agreement, with a notional amount of $100 million and a term of five years, which effectively fixed the LIBOR component on the Term Loan at 2.88%. We may enter into additional derivative financial instruments, including interest rate swaps and caps, in order to mitigate our interest rate risk on a related financial instrument. We will not enter into derivative transactions for speculative purposes.

In addition to changes in interest rates, the value of our investments is subject to fluctuations based on changes in local and regional economic conditions and changes in the creditworthiness of tenants/operators and borrowers, which may affect our ability to refinance our debt if necessary.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act that are designed to ensure that information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to management, including the principal executive and financial officer as appropriate, to allow timely decisions regarding required disclosures. Our principal executive officer and principal financial officer evaluated the effectiveness of disclosure controls and procedures as of September 30, 2018 pursuant to Rule 13a-15(b) under the Exchange Act. Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this Report, the Company’s disclosure controls and procedures were effective to ensure that information required to be included in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

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

Item 1A. Risk Factors

During the nine months ended September 30, 2018, there were no material changes to the risk factors that were disclosed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2017 and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2018 and June 30, 2018, filed with the United States Securities and Exchange Commission on March 12, 2018, May 9, 2018 and August 8, 2018, respectively.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

(a)	Exhibits

Exhibit No.	Description
1.1	Sales Agreement, dated August 17, 2018 by and among the Company, Global Medical REIT L.P. and Inter-American Management LLC, on the one hand, and Cantor Fitzgerald & Co., B. Riley FBR, Inc., BMO Capital Markets Corp., D.A. Davidson & Co., H.C. Wainwright & Co., LLC, The Huntington Investment Company and Robert W. Baird & Co. Incorporated, on the other hand (incorporated herein by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K as filed with the Commission on August 17, 2018).

10.1	Amended and Restated Credit Facility Agreement, dated August 7, 2018 by and among Global Medical REIT L.P., Global Medical REIT Inc., the certain Subsidiaries from time to time party thereto as Guarantors, and BMO Harris Bank N.A., as Administrative Agent (incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q as filed with the Commission on August 8, 2018).

10.2*	Second Amendment to Lease Agreement, dated December 27, 2010, by and between 601 Plaza L.L.C. and Marietta Memorial Hospital.

10.3*	First Amendment to Lease Agreement, dated as of April 19, 2018, by and between Belpre II, LLC and Marietta Memorial Hospital.

10.4*	Second Amendment to Lease Agreement, dated as of April 19, 2018, by and between Belpre III, LLC and Marietta Memorial Hospital.

10.5*	Third Amendment to Lease Agreement, dated as of April 19, 2018, by and between Belpre IV, LLC and Marietta Memorial Hospital.

31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial and Accounting Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Schema

101.CAL *	XBRL Taxonomy Calculation Linkbase

101.DEF *	XBRL Taxonomy Definition Linkbase

101.LAB *	XBRL Taxonomy Label Linkbase

101.PRE *	XBRL Taxonomy Presentation Linkbase

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBAL MEDICAL REIT INC.

Dated: November 6, 2018	By:	/s/ Jeffrey M. Busch
Jeffrey M. Busch
Chief Executive Officer (Principal Executive Officer)

Dated: November 6, 2018	By:	/s/ Robert J. Kiernan
Robert J. Kiernan
Chief Financial Officer (Principal Financial and Accounting Officer)

- 41 -