Form 10-K
period 2018-12-31
Global Medical REIT Inc.
filed 2019-03-11
CIK 1533615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by a check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $168.3 million as of June 30, 2018.

As of March 1, 2019 there were 26,304,740 shares of the registrant’s common stock, par value of $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement filed in connection with the registrant’s 2019 Annual Meeting of Stockholders are incorporated by reference into Part III of the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018. The Registrant expects to file its definitive Proxy Statement with the United States Securities and Exchange Commission within 120 days after December 31, 2018.

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

Forward-looking statements involve numerous risks and uncertainties and you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data or methods which may be incorrect or imprecise and we may not be able to realize them. We do not guarantee that the transactions and events described will happen as described (or that they will happen at all). The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

•	defaults on or non-renewal of leases by tenants;
•	decreased rental rates or increased vacancy rates;
•	difficulties in identifying healthcare facilities to acquire and completing such acquisitions;
•	adverse economic or real estate conditions or developments, either nationally or in the markets in which our facilities are located;
•	our failure to generate sufficient cash flows to service our outstanding obligations;
•	fluctuations in interest rates and increased operating costs;
•	our failure to effectively hedge our interest rate risk;
•	our ability to satisfy our short and long-term liquidity requirements;
•	our ability to deploy the debt and equity capital we raise;
•	our ability to raise additional equity and debt capital on terms that are attractive or at all;
•	our ability to make distributions on shares of our common and preferred stock;
•	expectations regarding the timing and/or completion of any acquisition;
•	general volatility of the market price of our common and preferred stock;
•	changes in our business or our investment or financing strategy;
•	changes in our management internalization plans;
•	our dependence upon key personnel whose continued service is not guaranteed;
•	the ability of our external manager, Inter-American Management, LLC’s (the “Advisor”), to identify, hire and retain highly qualified personnel in the future;
•	the degree and nature of our competition;
•	changes in healthcare laws, governmental regulations, tax rates and similar matters;
•	changes in current healthcare and healthcare real estate trends;
•	changes in expected trends in Medicare, Medicaid and commercial insurance reimbursement trends;
•	competition for investment opportunities;
•	our failure to successfully integrate acquired healthcare facilities;
•	our expected tenant improvement expenditures;
•	changes in accounting policies generally accepted in the United States of America (“GAAP”);
•	lack of or insufficient amounts of insurance;
•	other factors affecting the real estate industry generally;
•	changes in the tax treatment of our distributions;
•	our failure to qualify and maintain our qualification as a real estate investment trust (“REIT”) for U.S. federal income tax purposes;
•	our inability to qualify for the safe harbors from the “100% Prohibited Transaction Tax” under the REIT rules with respect to our property dispositions; and
•	limitations imposed on our business and our ability to satisfy complex rules relating to REIT qualification for U.S. federal income tax purposes.

See Item 1A. Risk Factors in this Annual Report on Form 10-K for the year ended December 31, 2018 for further discussion of these and other risks, as well as the risks, uncertainties and other factors discussed in this Report and identified in other documents we may file with the United States Securities and Exchange Commission (the “SEC”) from time to time. You should carefully consider these risks before making any investment decisions in our company. New risks and uncertainties may also emerge from time to time that could materially and adversely affect us. While forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance. We disclaim any obligation to update or revise any forward-looking statement to reflect changes in underlying assumptions or factors, of new information, data or methods, future events or other changes after the date of this Report, except as required by applicable law. You should not place undue reliance on any forward-looking statements that are based on information currently available to us or the third parties making the forward-looking statements.

PART I

ITEM 1.	BUSINESS

Organization

Global Medical REIT Inc. (the “Company,” “we,” “us,” or “our”) was formed in 2011, re domiciled as a Maryland corporation in 2014, and is engaged primarily in the acquisition of purpose-built healthcare facilities and leasing of those properties to strong healthcare systems and physician groups with leading market share. We are externally managed and advised by our Advisor. See “—Our Advisor and our Management Agreement” for a description of our Advisor and the terms of our management agreement.

We hold our facilities and conduct our operations through a Delaware limited partnership subsidiary named Global Medical REIT L.P. (the “Operating Partnership”). We, through a wholly-owned subsidiary, serve as the sole general partner of the Operating Partnership. As of December 31, 2018, we were the 87.42% limited partner of the Operating Partnership, with the remaining 12.58% owned by holders of long-term incentive plan units granted under our equity compensation plan (“LTIP Units”) and third-party limited partners who contributed properties or services to the Operating Partnership in exchange for limited partnership units (“OP Units”).

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

Business Overview

We believe that the aging of America and the decentralization of healthcare services are increasing the need for purpose-built healthcare facilities operated by strong practice groups and healthcare systems. Accordingly, we seek to invest in medical office buildings, specialty hospitals, and in-patient rehabilitation facilities to align our portfolio with contemporary trends in the delivery of healthcare services. We target well-operated properties in secondary and tertiary markets with strong demographic trends.

Our healthcare facilities are typically leased under long-term, triple-net leases. Most of our tenants are physician groups, regional or national healthcare systems, community hospitals and combinations thereof.

Our Business Objectives and Investment Strategy

Our principal business objective is to provide attractive, risk-adjusted returns to our stockholders through a combination of (i) reliable dividends and (ii) potential long-term capital appreciation. Our primary strategies to achieve our business objective are to:

•	construct a property portfolio that consists substantially of medical office buildings (MOBs), specialty hospitals, in-patient rehabilitation facilities (IRFs) and ambulatory surgery centers (ASCs), that are situated to take advantage of the aging of the U.S. population and the decentralization of healthcare;
•	focus on practice types that will be utilized by an aging population and are highly dependent on their purpose-built real estate to deliver core medical procedures, such as cardiovascular treatment, rehabilitation, eye surgery, gastroenterology, oncology treatment and orthopedics;
•	set aside a portion of our property portfolio for opportunistic acquisitions, including certain acute-care hospitals and long-term acute care facilities (LTACs), that we believe provide premium, risk-adjusted returns;
•	lease our facilities under long-term, triple-net leases with contractual annual rent escalations;
•	lease each facility to medical providers with a track record of successfully managing excellent clinical and profitable practices; and
•	receive credit protections from our tenants or their affiliates, including personal and corporate guaranties, rent reserves and rent coverage requirements.

Our Properties

As of December 31, 2018, our portfolio consisted of 50 facilities with an aggregate of (i) approximately 2.1 million rentable square feet and (ii) approximately $50.2 million of annualized base rent. The table below summarizes our portfolio as of December 31, 2018: Also see “Schedule III - Consolidated Real Estate and Accumulated Depreciation”, for additional information regarding our properties:

Property	Location	Rentable Square Feet (RSF)	% of Portfolio RSF	Annualized Base Rent (in thousands)(1)	% of Portfolio Annualized Base Rent

Select Medical Hospital	Omaha, NE	41,113	2.0%	$1,815	3.6%
Orthopedic Surgery Center of Asheville	Asheville, NC	8,840	0.4%	245	0.5%
Associates in Ophthalmology	West Mifflin, PA	27,193	1.3%	799	1.6%
Gastro One	Memphis, TN	52,266	2.5%	1,323	2.6%
Star Medical Center	Plano, TX	24,000	1.2%	1,310	2.6%
Surgical Institute of Michigan	Westland, MI	15,018	0.7%	399	0.8%
Marina Towers	Melbourne, FL	75,899	3.7%	1,127	2.2%
Berks Eye Physicians & Surgeons	Wyomissing, PA	17,000	0.8%	463	0.9%
Berkshire Eye Surgery Center	Reading, PA	6,500	0.3%	248	0.5%
East Orange General Hospital	East Orange, NJ	60,442	2.9%	981	2.0%
Brown Clinic	Watertown, SD	48,132	2.3%	736	1.5%
Northern Ohio Medical Specialists (NOMS)	Sandusky, OH	55,760	2.7%	885	1.8%
Carson Medical Group Clinic	Carson City, NV	20,632	1.0%	365	0.7%
Piedmont Healthcare	Ellijay, GA	44,162	2.1%	375	0.7%
Encompass (Mesa)	Mesa, AZ	51,903	2.5%	1,815	3.6%
Encompass (Altoona)	Altoona, PA	70,007	3.4%	1,713	3.4%
Encompass (Mechanicsburg)	Mechanicsburg, PA	78,836	3.8%	1,923	3.8%
Southwest Florida Neurological & Rehab	Cape Coral, FL	25,814	1.2%	540	1.1%
Geisinger Specialty Care	Lewisburg, PA	28,480	1.4%	548	1.1%
Las Cruces Orthopedic	Las Cruces, NM	15,761	0.8%	362	0.7%
Thumb Butte Medical Center	Prescott, AZ	12,000	0.6%	382	0.8%
Southlake Heart & Vascular Institute	Clermont, FL	18,152	0.9%	380	0.8%
Oklahoma Center for Orthopedic & Multi-specialty Surgery (OCOM)	Oklahoma City, OK	97,406	4.7%	3,595	7.2%
Unity Family Medicine	Brockport, NY	29,497	1.4%	621	1.3%
Lonestar Endoscopy	Flower Mound, TX	10,062	0.5%	300	0.6%
Texas Digestive	Fort Worth, TX	18,084	0.9%	442	0.9%
Carrus Specialty Hospital	Sherman, TX	69,352	3.3%	2,581	5.1%
Cardiologists of Lubbock	Lubbock, TX	27,280	1.3%	612	1.2%
Conrad Pearson Clinic	Germantown, TN	33,777	1.6%	1,488	3.0%
Central Texas Rehabilitation Clinic	Austin, TX	59,258	2.9%	2,971	5.9%
Heartland Clinic	Moline, IL	34,020	1.6%	910	1.8%
Albertville Medical Building	Albertville, MN	21,486	1.0%	489	1.0%
Amarillo Bone & Joint Clinic	Amarillo, TX	23,298	1.1%	594	1.2%
Kansas City Cardiology	Lee’s Summit, MO	12,180	0.6%	275	0.5%
Zion Eye Institute	St. George, UT	16,000	0.8%	400	0.8%
Respiratory Specialists	Wyomissing, PA	17,598	0.8%	405	0.8%
Quad City Kidney Center	Moline, IL	27,173	1.3%	548	1.1%
Northern Ohio Medical Specialists (NOMS)	Fremont, OH	25,893	1.2%	608	1.2%
Gainesville Eye	Gainesville, GA	34,020	1.6%	776	1.5%
City Hospital of White Rock	Dallas, TX	236,314	11.4%	2,230	4.4%
Orlando Health	Orlando, FL	59,644	2.9%	1,355	2.7%
Memorial Health	Belpre, OH	155,600	7.5%	5,112	10.2%
Valley ENT	McAllen, TX	30,811	1.5%	439	0.9%
Rock Surgery Center	Derby, KS	16,704	0.8%	255	0.5%
Foot and Ankle Specialists	Bountiful, UT	22,335	1.1%	380	0.8%
TriHealth	Cincinnati, OH	18,820	0.9%	313	0.6%
Cancer Center of Brevard	Melbourne, FL	19,074	0.9%	623	1.3%
Heartland Women’s Healthcare	Southern IL	64,966	3.1%	1,158	2.3%
Prospect Medical	Vernon, CT	58,550	2.8%	774	1.5%
Citrus Valley Medical Associates	Corona, CA	41,803	2.0%	1,204	2.4%
Total		2,078,915	100.0%	$50,192	100.0%

(1)Monthly base rent for December 2018 multiplied by 12.

Summary of Investments by Type

The following table contains information of our portfolio by type of property as of December 31, 2018:

Type	Rentable Square Feet (RSF)	% of RSF	Annualized Base Rent (in thousands)(2)	% of Annualized Base Rent
Medical Office Building (MOB)	754,556	36.3%	$15,692	31.3%
Inpatient Rehab. Facility (IRF)/Rehab. Hospital(3)	329,356	15.8%	11,003	21.9%
MOB/ASC	237,082	11.4%	6,910	13.8%
MOB/Imaging/ER	289,727	13.9%	6,670	13.3%
Surgical Hospital	90,310	4.3%	3,756	7.5%
Other(1)	377,884	18.3%	6,161	12.2%
Total	2,078,915	100.0%	$50,192	100.0%

(1)	Includes Acute Hospital, LTACH, Physical Therapy, and Cancer Center Properties. Additionally, a small portion of our portfolio (approximately 1.5% of our aggregate square feet) consists of office and other administrative or ancillary facilities.
(2)	Monthly base rent for December 2018 multiplied by 12.
(3)	Includes one facility that is both an IRF and an LTAC.

Geographic Concentration

The following table contains information regarding the geographic concentration of our portfolio as of December 31, 2018. Adverse economic or other conditions (including significant weather events) in the states that contain a high concentration of our facilities could adversely affect us. See “Risk Factors— We have significant geographic concentration in a small number of states, including Texas, Ohio, Pennsylvania, Florida, Oklahoma, Illinois and Tennessee. Economic and other conditions that negatively affect those states and our tenants in those states could have a greater effect on our revenues than if our properties were more geographically diverse.”

State	Rentable Square Feet (RSF)	% of RSF	Annualized Base Rent (in thousands)(1)	% of Annualized Base Rent
Texas	498,459	24.0%	$11,479	22.9%
Ohio	256,073	12.3%	6,919	13.8%
Pennsylvania	245,614	11.8%	6,099	12.2%
Florida	198,583	9.6%	4,024	8.0%
Oklahoma	97,406	4.7%	3,595	7.2%
Illinois	126,159	6.1%	2,616	5.2%
Tennessee	74,620	3.6%	2,485	5.0%
Other(2)	582,001	27.9%	12,975	25.7%
Total	2,078,915	100.0%	$50,192	100%

(1)	Monthly rent for December 2018 multiplied by 12.
(2)	Our remaining properties are located in 16 states, with no state accounting for more than 5.0% of our annualized base rent.

Significant Tenants

The following tenants each account for at least 5% of our annualized base rent as of December 31, 2018. Adverse changes to any of their financial conditions could adversely affect us. See “Risk Factors— The inability of any of our significant tenants to pay rent to us could have a disproportionate negative affect on our revenues.”

Tenant	Rentable Square Feet (RSF)	% of RSF	Annualized Base Rent (in thousands)(1)	% of Annualized Base Rent
Encompass Health Corporation	200,746	9.7%	$5,451	10.9%
Memorial Health System	155,600	7.5%	5,112	10.2%
Oklahoma Center for Orthopedic & Multi-specialty Surgery (OCOM)	97,406	4.7%	3,595	7.2%
Seton Healthcare Family/Kindred Healthcare Inc.(2)	59,258	2.9%	2,971	5.9%
Carrus Hospitals	69,352	3.3%	2,581	5.1%
Total	582,362	28.1%	$19,710	39.3%

(1)Monthly base rent for December 2018 multiplied by 12.

(2)Tenant is a joint venture between Seton Healthcare Family and Kindred Healthcare Inc.

Lease Expirations

The following table contains information regarding the lease expiration dates of the leases in our portfolio as of December 31, 2018.

Year	Number of Leases	Rentable Square Feet	Annualized Base Rent (in thousands)(1)	% of Annualized Base Rent
2019	3	14,808	$468	0.7%
2020	-	-	-	-%
2021	3	159,338	3,859	7.7%
2022	2	19,736	649	0.9%
2023	6	123,299	3,631	5.9%
2024	11	140,703	4,446	6.8%
2025	2	8,301	126	0.4%
2026	10	295,152	5,367	14.2%
2027	8	239,400	6,760	11.5%
2028	3	64,570	1,519	3.1%
2029	6	168,450	4,915	8.1%
Thereafter	24	845,158	18,452	40.7%
Total	78	2,078,915	$50,192	100.0%

(1)Monthly base rent for December 2018 multiplied by 12.

Ground Leases

As of December 31, 2018, we leased the land upon which three of our facilities are built, representing approximately 4% of our total rentable square feet and approximately 6% of our December 2018 annualized base rent. The ground leases subject these properties to certain restrictions, including restrictions on our ability to re-let such facilities to tenants not affiliated with the healthcare delivery system that owns the underlying land, rights of first offer and refusal with respect to sales of the facilities and restrictions that limit the types of medical procedures that may be performed at the facilities.

Recent Developments

2019 Completed Acquisitions and Properties Under Contract

Summary information about our 2019 completed acquisition and our property under contract from January 1, 2019 through March 1, 2019 is presented in the table below:

Property	City	Rentable Square Feet (RSF)	Purchase Price(1) (in thousands)	Annualized Base Rent(2) (in thousands)	Cap. Rate(3)	Status
AMG Specialty Hospital	Zachary, LA	12,424	$4,500	$403	8.96%	Under Contract
East Valley Gastro	Chandler, AZ	39,165	$16,100	$1,166	7.24%	Completed
Totals/Weighted Average		51,589	$20,600	$1,569	7.62%

(1) Represents contractual purchase price.

(2)Monthly base rent in the month placed under contract multiplied by 12.

(3) Capitalization rates are calculated based on current lease terms and do not give effect to future rent escalations.

We are currently in the due diligence period for the East Valley transaction. If we identify problems with the property or the operator of the property during our due diligence review, we may not close the transaction on a timely basis or we may terminate the purchase agreement and not close the transaction.

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

U.S. Healthcare Spending Expected to Increase 5.5% per Year Over Next Decade

According to the United States Department of Health and Human Services, or HHS, healthcare spending grew by 3.9% in 2017 to $3.5 trillion, or approximately 17.9% of U.S. gross domestic product and is expected to increase 5.5% per year over the next decade. The anticipated continuing increase in demand for healthcare services, together with an evolving complex and costly regulatory environment, changes in medical technology and reductions in government reimbursements, are expected to pressure capital-constrained healthcare providers to find cost effective solutions for their real estate needs. We believe the demand for healthcare facilities by healthcare providers will increase as health spending in the United States continues to increase, which will increase the potential supply of healthcare facilities in the market.

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

ZH International is the 85% owner of our Advisor and the owner of ZH USA, LLC, which held approximately 14% of our common stock as of December 31, 2018, which we believe aligns the Advisor’s interests with those of our stockholders. A public company traded on the Hong Kong exchange, ZH International is engaged in global real estate development, investment, management and sales and REIT management. Our Chief Executive Officer and Chairman, Mr. Jeffrey Busch, owns the remaining 15% of our Advisor.

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

Expense Reimbursement	We are required to reimburse our Advisor for operating expenses related to us that are incurred by our Advisor, including expenses relating to legal, accounting, due diligence and other services. Except with respect to a portion of our General Counsel and Secretary’s compensation, which arrangement ceased in May 2018, we do not reimburse any compensation expenses incurred by the Advisor. Our reimbursement obligation is not subject to any dollar limitation. Expenses are reimbursed in cash on a quarterly basis.

Termination Fee	Upon any termination of the management agreement by us, other than for cause, any non-renewal of the management agreement by us or any termination of the management agreement by our Advisor due to our material breach of the management agreement, our Advisor will be paid a termination fee equal to three times the sum of the average annual base management fee and the average annual incentive fee with respect to the previous eight fiscal quarters ending on the last day of the fiscal quarter prior to termination.

For the year ended December 31, 2018, we paid aggregate base management fees to our Advisor of $4.3 million and did not pay any incentive fees. Additionally, except for the base management fee and incentive fee, we do not pay any additional fees to our Advisor, which we believe distinguishes us from other externally-managed REITs that may charge other fees in addition to base management and incentive fees, such as acquisition fees and financing fees. Furthermore, as stated above, an affiliate of our Advisor owned approximately 14% of our common stock as of December 31, 2018, which we believe aligns the interest of our Advisor and our stockholders.

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

Qualification as a REIT

We elected to be taxed as a REIT commencing with our taxable year ended December 31, 2016. Subject to a number of significant exceptions, a corporation that qualifies as a REIT generally is not subject to U.S. federal corporate income taxes on income and gains that it distributes to its stockholders, thereby reducing its corporate-level taxes. In order to qualify as a REIT, a substantial percentage of our assets must be qualifying real estate assets and a substantial percentage of our income must be rental revenue from real property or interest on mortgage loans. We believe that we have been organized and have operated in such a manner as to qualify for taxation as a REIT, and we intend to continue to operate in such a manner. However, we cannot provide assurances that we will continue to operate in a manner so as to qualify or remain qualified as a REIT.

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

Government Laws and Regulation

Affordable Care Act

 The Affordable Care Act is a comprehensive healthcare reform law that contains various provisions that may directly impact our tenants.  The primary goal of the Affordable Care Act is to broaden insurance coverage for the uninsured population by expanding Medicaid coverage, creating health insurance exchanges and mandating that uninsured individuals purchase health insurance. The Affordable Care Act also contains provisions aimed at lowering the cost of healthcare, including lowering increases in Medicare payment rates and promoting alternate reimbursement methods for providers that focus on patient outcomes rather than volume. In addition to expanding coverage and controlling costs, the Affordable Care Act also contains provisions intended to combat healthcare fraud, including Medicare fraud and abuse. On June 28, 2012, the United States Supreme Court partially invalidated the expansion of Medicaid and allowed states not to participate in the expansion without losing their existing Medicaid funding.

Since the enactment of the Affordable Care Act, there have been multiple attempts through legislative action and legal challenge to repeal or amend the Affordable Care Act. Although there continue to be judicial challenges to the Affordable Care Act, the Supreme Court has thus far upheld the Affordable Care Act, including, most recently, in their June 25, 2015 ruling on King v. Burwell. On January 20, 2017, President Trump issued an executive order aimed at seeking the prompt repeal of the Affordable Care Act, and directed the heads of all executive departments and agencies to minimize the economic and regulatory burdens of the Affordable Care Act to the maximum extent permitted by law. In addition, on December 22, 2017, President Trump signed into law the Tax Cuts and Jobs Act of 2017, or the TCJA. The TCJA repealed the individual mandate provision of the Affordable Care Act starting in 2019. Also, on December 14, 2018, in Texas v. Azar, the U.S. District Court of the Northern District of Texas invalidated the Affordable Care Act based on the removal of the individual mandate provision by the TCJA, although the decision has been stayed pending appeal. We cannot predict whether any future attempts to amend or repeal the Affordable Care Act will be successful or that the decision in Texas v. Azar will be overturned or confirmed on appeal. We cannot predict whether any future attempts to amend or repeal the Affordable Care Act will be successful. The future of the Affordable Care Act is uncertain and any changes to existing laws and regulations, including the Affordable Care Act’s repeal, modification or replacement, could have a long-term financial impact on the delivery of and payment for healthcare. Both our tenants and us may be adversely affected by the law or its repeal, modification or replacement.

Although the Affordable Care Act’s expansion of insurance coverage may benefit our tenants by increasing their number of insured patients, these benefits may be offset by the fact that (i) many of the newly insured under the Affordable Care Act are insured by policies that have high deductibles (and, thus, create higher patient credit risks for our tenants), (ii) some states have not implemented the Medicaid expansion or have Implemented Medicaid expension in such ways that may reduce potential enrollment (such as and Implementing work requirements), (iii) if they have, Medicaid may not be accepted by some of our tenants. For our tenants that do accept Medicaid, they may receive lower reimbursements for Medicaid patients than for patients with Medicare or commercial insurance. Additionally, although the migration from Medicare fee-for-service, or volume-based, payments to an outcome-based reimbursement model may lower overall healthcare costs, these changes could negatively affect our tenants if they are unable to adapt to a more outcome-oriented healthcare delivery model.

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

Other Regulations

The healthcare industry is heavily regulated by U.S. federal, state and local governmental authorities. Our tenants generally will be subject to laws and regulations covering, among other things, licensure, and certification for participation in government programs, billing for services, privacy and security of health information, including the Health Insurance Portability and Accountability Act of 1996, which provides for the privacy and security of certain individually identifiable health information, and relationships with physicians and other referral sources. In addition, new laws and regulations, changes in existing laws and regulations or changes in the interpretation of such laws or regulations could negatively affect our financial condition and the financial condition of our tenants. These changes, in some cases, could apply retroactively. The enactment, timing or effect of legislative or regulatory changes cannot be predicted.

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

Available Information

We maintain a website at www.globalmedicalreit.com. The information on our website is not incorporated by reference in this Annual Report on Form 10-K, and our web address is included as an inactive textual reference only.

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

Risks Related to Our Business and Our Healthcare Facilities

We are dependent on our tenants for substantially all of our revenues. Our tenants face a wide range of business risks, including economic, competitive, government reimbursement and regulatory risks, any of which could cause our tenants to be unable to pay rent to us.

We are dependent on our tenants for substantially all of our revenues. Our tenants face a wide range of business risks, including economic, competitive, government reimbursement and regulatory risks, which may adversely affect their businesses and, in turn, their ability to pay rent to us. If any of our tenants were unable to pay their rent to us and we had insufficient credit protections in place (such as rent reserves, guarantees, security deposits and letters of credit), our revenues and operating cash flows could be materially adversely affected, which in turn could affect our liquidity, results of operations, our ability to make distributions to our stockholders and the trading price of our common and preferred stock.

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

We finance a majority of our portfolio with secured, floating rate debt from our credit facility. We are subject to the risks associated with secured, floating-rate debt, including the potential of an increase in our interest expense, covenant restrictions and the risk of foreclosure.

As of December 31, 2018, our total outstanding debt, net of unamortized discount, was approximately $315 million, of which $276.4 million was secured debt from our credit facility with approximately 84% of our properties pledged as security thereunder. The weighted average interest rate on our debt increased from 3.72% at December 31, 2017 to 4.64% at December 31, 2018 and there could be additional increases in 2019. During 2018 we entered into three interest rate swap agreements that fixed the LIBOR component of our rates on $170 million of our outstanding credit facility balance. If interest rates were to continue to rise, our borrowing costs related to the unhedged portion of the outstanding credit facility balance would increase, which could, among other things, increase our cost of capital (which would affect our ability to acquire assets) and decrease our earnings, liquidity, cash available to make distributions to our stockholders and the trading price of our common and preferred stock.

The terms of our debt agreements require us to comply with a number of customary financial and other covenants, such as maintaining certain leverage and coverage ratios and minimum tangible net worth requirements. For example, under our credit facility, we are subject to, among other things, (i) a maximum consolidated leverage ratio as of the end of each fiscal quarter of less than (y) 0.65:1.00 for each fiscal quarter ending prior to October 1, 2019 and (z) thereafter, 0.60:1.00, (ii) a minimum fixed charge coverage ratio of 1.50:1.00, (iii) a minimum net worth of $203,8 million plus 75% of all net proceeds raised through equity offerings subsequent to our IPO (which, as of December 31, 2018, equaled $38.9 million and (iv) a ratio of total secured recourse debt to total asset value of not greater than 0.10:1.00. Additionally, beginning at the end of fourth quarter of 2019, our distributions to common stockholders will be limited to an amount equal to 95% of our AFFO. Our continued ability to incur additional debt, make distributions and conduct business in general is subject to our compliance with these covenants, which limit our operational flexibility. Additionally, the interest rate spread on our credit facility may increase based on our consolidated leverage ratios. Breaches of these covenants could result in defaults under the instruments governing the applicable indebtedness, in addition to any other indebtedness cross-defaulted against such instruments, which could accelerate the principal balance of our debt and cause our lenders to institute foreclosure proceedings against us. Therefore, any such default could have a material adverse impact on our business, liquidity, financial condition, our ability to make distributions to our stockholders and the trading price of our common and preferred stock.

The derivative instruments that we use to hedge against interest rate fluctuations may not be successful in mitigating our interest rate risks.

We use derivative instruments to hedge exposure to changes in interest rates on certain of our variable rate loans, but no hedging strategy can protect us completely. We cannot assure our stockholders that our hedging strategy and the derivatives that we use will adequately offset the risk of interest rate volatility or that our hedging of these transactions will not result in losses. Additionally, a counterparty may fail to honor its obligations under an arrangement or a court could rule that such an agreement is not legally enforceable. Any settlement charges incurred to terminate unused derivative instruments may result in increased interest expense, which may reduce the overall return on our investments. These instruments may also generate income that may not be treated as qualifying REIT income for purposes of REIT qualification tests.

Our leases are generally long-term leases with annual rent escalators, however, some of our debt financing is subject to floating interest rates. An increase in interest rates may not be matched by an increase in our rent payments, which could expose us to a funding imbalance.

Our revenues are generated by our leases, which are typically long-term leases with fixed rental rates, subject to annual rent escalators. The unhedged portion of our credit facility debt is subject to LIBOR. The generally fixed nature of revenues and the variable rate of our debt obligations create interest rate risk for us. Increases in interest rates may not be matched by increases in our rental income, which could increase our expenses and materially adversely affect our results of operations, our ability to make distributions to our stockholders and the trading price of our common and preferred stock.

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

Until we grow our asset base significantly, we are dependent on a relatively small number of tenants, some of which account for a significant percentage of our rental revenue. As of December 31, 2018, the annualized base rent from our top five tenants represented approximately 39% of our portfolio-wide annualized base rent, including our Encompass facilities, which comprised approximately 11% of our annualized base rent; our Belpre facilities, which comprised approximately 10% of our annualized base rent; and our OCOM facilities, which compromised approximately 7% of our annualized base rent.

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

Any bankruptcy filings by or relating to one of our tenants could bar all efforts by us to collect pre-bankruptcy debts from that tenant or evict the tenant and take back control of the property, unless we receive an order permitting us to do so from a bankruptcy court, which we may be unable to obtain. A tenant bankruptcy could also delay our efforts to collect past due balances under the relevant leases and could ultimately preclude full collection of these sums. If a tenant rejects the lease while in bankruptcy, we would have only a general unsecured claim for pre-petition damages. Any unsecured claim that we hold may be paid only to the extent that funds are available and only in the same percentage as is paid to all other holders of unsecured claims. It is possible that we may recover substantially less than the full value of any unsecured claims that we hold, or nothing at all, which may have a material adverse effect on our business, revenues and results of operations, our ability to make distributions to our stockholders and the trading price of our common stock and preferred stock. Furthermore, dealing with a tenant bankruptcy or other default may divert management’s attention and cause us to incur substantial legal and other costs.

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

Most of our healthcare facilities are occupied by a single tenant. Following expiration of a lease term or if we exercise our right to replace a tenant in default, rental payments on the related healthcare facilities could decline or cease altogether while we reposition such healthcare facility with a suitable replacement tenant. We also might not be successful in identifying suitable replacement tenants or entering into triple-net leases with new tenants on a timely basis, on favorable terms, or at all. Additionally, we may be required to fund certain expenses and obligations (e.g., real estate taxes, debt costs and maintenance expenses) to preserve the value of, and avoid the imposition of liens on, our healthcare facilities while they are being repositioned. Our ability to reposition our healthcare facilities with a suitable tenant could be significantly delayed or limited by state licensing, receivership, certificate of need or other laws, as well as by the Medicare and Medicaid change-of-ownership rules. We could also incur substantial additional expenses in connection with any licensing, receivership or change-of-ownership proceedings. In addition, our ability to locate suitable replacement tenants could be impaired by the specialized healthcare uses or contractual restrictions on use of the healthcare facilities, and we may be required to spend substantial amounts to adapt the healthcare facilities to other uses. Any such delays, limitations and expenses could adversely impact our ability to collect rent, obtain possession of leased healthcare facilities or otherwise exercise remedies for tenant default, which, in turn, could have a material adverse effect on our business, revenues and results of operations, our ability to make distributions to our stockholders and the trading price of our common and preferred stock.

All of these risks may be greater in smaller markets, where there may be fewer potential replacement tenants, making it more difficult to replace tenants, especially for specialized space.

We have significant geographic concentration in a small number of states, including Texas, Ohio, Pennsylvania, Florida, Oklahoma, Illinois and Tennessee. Economic and other conditions that negatively affect those states and our tenants in those states could have a greater effect on our revenues than if our properties were more geographically diverse.

As of December 31, 2018, approximately 23%, 14%, 12%, 8%, 7%, 5%, and 5% of our total annualized base rent was derived from properties located in Texas, Ohio, Pennsylvania, Florida, Oklahoma, Illinois and Tennessee, respectively. As a result of this geographic concentration, we are particularly exposed to downturns in these states’ economies or other changes in local real estate market conditions. Any material change in the current payment programs or regulatory, economic, environmental or competitive conditions in these states could have an amplified effect on our overall business results and liquidity than if our properties were more geographically diverse.

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

Three of our healthcare facilities, representing approximately 6% of our annualized base rent as of December 31, 2018, are subject to ground leases that contain certain restrictions. These restrictions include limits on our ability to re-let the facilities, rights of purchase and rights of first offer and refusal with respect to sales of the healthcare facility and limits on the types of medical procedures that may be performed at the facilities. These restrictions could affect our returns on these facilities which, in turn, could adversely affect our revenues, business and results of operations, our ability to make distributions to our stockholders and the trading price of our common and preferred stock.

Our healthcare facilities and our tenants may be unable to compete successfully, which could negatively affect our tenants’ businesses and ability to pay rent to us.

Our healthcare facilities often face competition from nearby hospitals and other healthcare facilities that provide comparable services. Similarly, our tenants face competition from other medical practices and service providers at nearby hospitals and other healthcare facilities, including urgent care and primary care facilities as well as home healthcare companies. These competitors may have greater geographic coverage, better access to physicians and patients and provide or are perceived to provide higher quality services. From time to time and for reasons beyond our control, managed care organizations may change their lists of preferred hospitals or in-network physicians, which may favor our tenants’ competitors. Furthermore, our tenants may lose physicians to their competitors. Any reduction in rental revenues resulting from the inability of our tenants or their associated healthcare delivery systems to compete in providing medical services and/or receiving sufficient rates of reimbursement for healthcare services rendered may have a material adverse effect on our revenues, business, financial condition and results of operations, our ability to make distributions to our stockholders and the trading price of our common and preferred stock.

Long-term leases may result in below- market lease rates over time, which could decrease the market value of our properties.

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

As of December 31, 2018, we had $38.7 million of term, mortgage indebtedness outstanding (net of unamortized discount), representing approximately 12% of our total debt. We may also place mortgage or other term indebtedness on our healthcare facilities in the future. If we place such debt on our healthcare facilities, we run the risk of being unable to refinance such debt when the loans come due, or of being unable to refinance on favorable terms. If interest rates are higher when we refinance debt, our income could be reduced. We may be unable to refinance debt at appropriate times, which may require us to sell healthcare facilities on terms that are not advantageous to us, or could result in the foreclosure of such healthcare facilities. Any of these events could have an adverse effect on our business, financial condition, results of operations, or ability to make distributions to our stockholders and the trading price of our common and preferred stock.

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

We and our tenants face risks associated with security breaches through cyber-attacks, cyber-intrusions, or otherwise, as well as other significant disruptions of information technology networks and related systems.

We and our tenants face risks associated with security breaches, whether through cyber-attacks or cyber intrusions over the Internet, malware, computer viruses, attachments to emails, company insiders, or persons with access to our and our tenants’ systems, and other significant disruptions of our and our tenants’ information technology ("IT") networks and related systems. The risk of a security breach or disruption, particularly through cyber-attack or cyber-intrusion, including by computer hackers, foreign governments and cyber-terrorists, has generally increased as the number, intensity, and sophistication of attempted attacks and intrusions from around the world have increased. Our and our tenants’ IT networks and related systems are essential to the operation of each of our businesses and our and our tenants’ ability to perform day-to-day operations (including maintaining confidential patient data). Although we make efforts to maintain the security and integrity of our IT networks and related systems, and we have implemented various measures to manage the risk of a security breach or disruption, there can be no assurance that these security measures will be effective or that attempted security breaches or disruptions would not be successful or damaging. Additionally, our tenants may not have sufficient risk mitigation measures in place or, even if they do, such measures may not be effective. Even the most well protected information, networks, systems, and facilities remain potentially vulnerable because the techniques used in such attempted security breaches evolve and generally are not recognized until launched against a target, and in some cases are designed not to be detected and may not be detected. Accordingly, we and our tenants may be unable to anticipate these techniques or to implement adequate security barriers or other preventative measures, and it is therefore impossible to entirely mitigate the risk.

A security breach or other significant disruption involving our or our tenants’ IT networks and related systems could:

•	Disrupt the proper functioning of our or our tenants’ networks and systems and therefore our operations and/or those of our tenants;
•	Result in the unauthorized access to, and destruction, loss, theft, misappropriation or release of proprietary, confidential, sensitive, or otherwise valuable information about us our tenants or our tenants’ patients, which others could use to compete against us or our tenants or which could expose us or our tenants to regulatory action or damage claims by third-parties;
•	Result in misstated financial reports, violations of loan covenants, missed reporting deadlines, and/or missed permitting deadlines;
•	Result in our inability to properly monitor our compliance with the rules and regulations regarding our qualification as a REIT;
•	jeopardize the building systems relied upon by our tenants for the efficient use of their leased space;
•	Require significant management attention and resources to remedy any damages that result;
•	Subject us or our tenants to claims for breach of contract, damages, credits, penalties, or termination of leases or other agreements; or
•	Damage our and our tenants’ reputations.

Any or all of the foregoing could have a material adverse effect on our business, financial condition and results of operations, our ability to pay distributions to our stockholders and the trading price of our common and preferred stock.

Changes in the method pursuant to which the LIBOR rates are determined and potential phasing out of LIBOR after 2021 may affect our financial results.

LIBOR and certain other interest “benchmarks” may be subject to regulatory guidance and/or reform that could cause interest rates under our current or future debt agreements to perform differently than in the past or cause other unanticipated consequences. The United Kingdom’s Financial Conduct Authority, which regulates LIBOR, has announced that it intends to stop encouraging or requiring banks to submit rates for the calculation of LIBOR rates after 2021, and it is unclear if LIBOR will cease to exist or if new methods of calculating LIBOR will evolve. If LIBOR ceases to exist or if the methods of calculating LIBOR change from their current form, interest rates on our current or future debt obligations may be adversely affected.

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

Affordable Care Act

 The Affordable Care Act is a comprehensive healthcare reform law that contains various provisions that may directly impact our tenants.  The primary goal of the Affordable Care Act is to broaden insurance coverage for the uninsured population by expanding Medicaid coverage, creating health insurance exchanges and mandating that uninsured individuals purchase health insurance. The Affordable Care Act also contains provisions aimed at lowering the cost of healthcare, including lowering increases in Medicare payment rates and promoting alternate reimbursement methods for providers that focus on patient outcomes rather than volume. In addition to expanding coverage and controlling costs, the Affordable Care Act also contains provisions intended to combat healthcare fraud, including Medicare fraud and abuse. On June 28, 2012, the United States Supreme Court partially invalidated the expansion of Medicaid and allowed states not to participate in the expansion without losing their existing Medicaid funding.

Since the enactment of the Affordable Care Act, there have been multiple attempts through legislative action and legal challenge to repeal or amend the Affordable Care Act. Although there continue to be judicial challenges to the Affordable Care Act, the Supreme Court has thus far upheld the Affordable Care Act, including, most recently, in their June 25, 2015 ruling on King v. Burwell. On January 20, 2017, President Trump issued an executive order aimed at seeking the prompt repeal of the Affordable Care Act and directed the heads of all executive departments and agencies to minimize the economic and regulatory burdens of the Affordable Care Act to the maximum extent permitted by law. In addition, on December 22, 2017, President Trump signed into law the Tax Cuts and Jobs Act of 2017, or the TCJA. The TCJA repealed the individual mandate provision of the Affordable Care Act starting in 2019. Also, on December 14, 2018, in Texas v. Azar, the U.S. District Court of the Northern District of Texas invalidated the Affordable Care Act based on the removal of the individual mandate provision by the TCJA, although the decision has been stayed pending appeal. We cannot predict whether any future attempts to amend or repeal the Affordable Care Act will be successful or that the decision in Texas v. Azar will be overturned or confirmed on appeal. The future of the Affordable Care Act is uncertain and any changes to existing laws and regulations, including the Affordable Care Act’s repeal, modification or replacement, could have a long-term financial impact on the delivery of and payment for healthcare. Both our tenants and us may be adversely affected by the law or its repeal, modification or replacement.

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

Risks Related to Our Formation and Structure

We have no direct operations and rely on funds received from our Operating Partnership and its subsidiaries to meet our obligations.

We conduct substantially all of our operations through our Operating Partnership. As of December 31, 2018, we owned approximately 87.42% of the OP Units. Apart from this ownership interest in our Operating Partnership, we do not have any independent operations. As a result, we rely on distributions from our Operating Partnership to pay any dividends that we might declare on our common and preferred stock. We also rely on distributions from our Operating Partnership to meet our obligations, including tax liability on taxable income allocated to us from our Operating Partnership (which might make distributions to us not equal to the tax on such allocated taxable income). Stockholders’ claims will consequently be structurally subordinated to all existing and future liabilities and obligations (whether or not for borrowed money) of our Operating Partnership and its subsidiaries. Therefore, in the event of our bankruptcy, liquidation or reorganization, claims of our stockholders will be satisfied only after all of our and our Operating Partnership’s and its subsidiaries’ liabilities and obligations have been paid in full. If we do not receive sufficient funds from our Operating Partnership, our ability to make distributions to our stockholders and the trading price of our common and preferred stock may be materially, adversely affected.

Subject to certain requirements under Maryland law and REIT requirements, our board of directors has sole discretion to determine if we will pay distributions and the amount and frequency of such distributions, and past distribution amounts may not be indicative of future distribution amounts.

Any future distributions will be at the sole discretion of our board of directors and will depend upon a number of factors, including our actual and projected results of operations, the cash flow generated by our operations, FFO, AFFO, liquidity, our operating expenses, our debt service requirements, capital expenditure requirements for the properties in our portfolio, prohibitions and other limitations under our financing arrangements, our REIT taxable income, the annual REIT distribution requirements, restrictions on making distributions under Maryland law and such other factors as our board of directors deems relevant. During 2018, we declared distributions aggregating $0.80 per share of common stock. The tax treatment of 2018 dividends included a $0.70 return of capital. We cannot assure you that our distribution policy will not change in the future or that our board of directors will continue to declare dividends at the same rate as in 2018, especially if we are unable to reduce the amount of our distributions that are treated as returns of capital.

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

As of December 31, 2018, we owned 87.42% of the outstanding OP Units. Our Operating Partnership may, in connection with our acquisition of healthcare facilities or otherwise, issue additional OP Units to third parties. Such issuances would reduce our ownership percentage in our Operating Partnership and could affect the amount of distributions made to us by our Operating Partnership and, therefore, the amount of distributions we can make to our stockholders. Holders of shares of our common stock will generally not have any voting rights with respect to activities of our Operating Partnership, including issuances of additional OP Units in amounts that do not exceed 20% of our outstanding shares of common stock.

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

Our charter contains provisions that make removal of our directors difficult, which could make it difficult for our stockholders to effect changes to our management and may prevent a change in control of our company that is in the best interests of our stockholders. Our charter provides that a director may only be removed for cause upon the affirmative vote of holders of two-thirds of all the votes entitled to be cast generally in the election of directors. Vacancies may be filled only by a majority of the remaining directors in office, even if less than a quorum. These requirements make it more difficult to change our management by removing and replacing directors and may prevent a change in control of our company that is in the best interests of our stockholders.

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
28

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

Because we are externally managed, we do not retain our own personnel, but instead depend upon our Advisor, and its affiliates for virtually all of our services. Our Advisor selects and manages the acquisition of our healthcare facilities; administers the collection of rents; monitors lease compliance and deals with vacancies and re-letting of our healthcare facilities; coordinates disposition of our healthcare facilities; provides financial and regulatory reporting services; communicates with our stockholders; pays distributions and provides all of our other administrative services. Accordingly, our success is largely dependent upon the expertise and services of the executive officers and other key personnel of our Advisor and its affiliates.

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

Even if we continue to qualify for taxation as a REIT, we may be subject to certain U.S. federal, state and local taxes on our income and assets, including taxes on any undistributed income, tax on income from some activities conducted as a result of a foreclosure, and state or local income, property and transfer taxes. In addition, any taxable REIT subsidiary (“TRS”) that we may form in the future will be subject to regular corporate U.S. federal, state and local taxes. In addition, if a TRS borrows funds either from us or a third party, it may be unable to deduct all or a portion of the interest paid, resulting in a higher corporate-level tax liability. Specifically, the TCJA imposes a disallowance of deductions for business interest expense (even if paid to third parties) in excess of the sum of a taxpayer’s business interest income and 30% of the adjusted taxable income of the business, which is its taxable income computed without regard to business interest income or expense, net operating losses or the pass-through income deduction (and for taxable years before 2022, excludes depreciation and amortization). The TRS rules also impose a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s-length basis. Any of these taxes would decrease cash available for distributions to stockholders, which, in turn, could materially adversely affect our business, financial condition, results of operations, or ability to make distributions to our stockholders and the trading price of our common and preferred stock.

Failure to make required distributions would subject us to U.S. federal corporate income tax.

In order to qualify as a REIT, we generally are required to distribute at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gain, each year to our stockholders. To the extent that we satisfy this distribution requirement but distribute less than 100% of our REIT taxable income, we will be subject to U.S. federal corporate income tax on our undistributed taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we pay out to our stockholders in a calendar year is less than a minimum amount specified under the Code. Any of these taxes would decrease cash available for distributions to stockholders which, in turn, could materially adversely affect our business, financial condition, results of operations, or ability to make distributions to our stockholders and the trading price of our common and preferred stock.

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

A REIT’s net income from prohibited transactions is subject to a 100% tax. In general, prohibited transactions are sales or other dispositions of property other than foreclosure property, held primarily for sale to customers in the ordinary course of business. We may be subject to the prohibited transaction tax equal to 100% of net gain upon a disposition of real property, including with respect to the distribution of our Great Bend facility. Although a safe harbor to the characterization of the sale of real property by a REIT as a prohibited transaction is available (and we believe such safe harbor is available with respect to the disposition of our Great Bend facility), we cannot assure you that we can comply with the safe harbor or that we will avoid owning property that may be characterized as held primarily for sale to customers in the ordinary course of business. Consequently, we may choose not to engage in certain sales of our healthcare facilities or may conduct such sales through any TRS that we may form, which would be subject to U.S. federal and state income taxation.

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

We may satisfy the 90% distribution test with taxable distributions of our common stock. The IRS has issued Revenue Procedure 2017-45 authorizing elective cash/stock dividends to be made by publicly offered REITs (i.e., REITs that are required to file annual and periodic reports with the SEC under the Exchange Act). Pursuant to Revenue Procedure 2017-45, effective for distributions declared on or after August 11, 2017, the IRS will treat the distribution of stock pursuant to an elective cash/stock dividend as a distribution of property under Section 301 of the Code (i.e., a dividend), as long as at least 20% of the total dividend is available in cash and certain other parameters detailed in the Revenue Procedure are satisfied.

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

We may, in the future, form one or more TRS lessees to lease “qualified health care properties” from us. Any TRS lessee we may form will be subject to U.S. federal and state income tax on its taxable income, which will consist of the revenues from the qualified healthcare facilities leased by the TRS lessee, net of the operating expenses for such healthcare facilities and rent payments to us. In addition, if a TRS borrows funds either from us or a third party, it may be unable to deduct all or a portion of the interest paid, resulting in a higher corporate-level tax liability. Specifically, the TCJA imposes a disallowance of deductions for business interest expense (even if paid to third parties) in excess of the sum of a taxpayer’s business interest income and 30% of the adjusted taxable income of the business, which is its taxable income computed without regard to business interest income or expense, net operating losses or the pass-through income deduction (and for taxable years before 2022, excludes depreciation and amortization). Accordingly, although our ownership of a TRS lessee would allow us to participate in the operating income from our healthcare facilities leased to the TRS lessee on an after-tax basis in addition to receiving rent, that operating income would be fully subject to U.S. federal and state income tax, which could materially adversely affect our ability to make distributions to our stockholders and the trading price of our common and preferred stock.

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

The maximum U.S. federal income tax rate applicable to “qualified dividend income” payable to U.S. stockholders that are taxed at individual rates is 20% (plus the 3.8% surtax on net investment income, if applicable). Dividends payable by REITs, however, generally are not eligible for the reduced rates on qualified dividend income. Rather, under the TCJA, ordinary REIT dividends constitute “qualified business income” and thus a 20% deduction is available to individual taxpayers with respect to such dividends, resulting in a 29.6% maximum U.S. federal income tax rate (plus the 3.8% surtax on net investment income, if applicable) for individual U.S. stockholders. Additionally, without further legislative action, the 20% deduction applicable to ordinary REIT dividends will expire on January 1, 2026. The more favorable rates applicable to regular corporate qualified dividends could cause investors who are taxed at individual rates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our common and preferred stock.

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

The TCJA made significant changes to the U.S. federal income tax rules for taxation of individuals and corporations. In the case of individuals, the tax brackets have been adjusted, the top federal income rate has been reduced to 37%, special rules reduced taxation of certain income earned through pass-through entities and reduced the top effective rate applicable to ordinary dividends from REITs to 29.6% (through a 20% deduction for ordinary REIT dividends received) and various deductions have been eliminated or limited, including limiting the deduction for state and local taxes to $10,000 per year. Most of the changes applicable to individuals are temporary and apply only to taxable years beginning after December 31, 2017 and before January 1, 2026. The top corporate income tax rate has been reduced to 21%. There are only minor changes to the REIT rules (other than the 20% deduction applicable to individuals for ordinary REIT dividends received). The TCJA made numerous other large and small changes to the tax rules that do not affect REITs directly but may affect our stockholders and may indirectly affect us.

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

The Company declared and paid a dividend of $0.20 per share of common stock for each quarter within the fiscal years ended December 31, 2018 and 2017. The declaration and payment of quarterly dividends remains subject to the review and approval of the Board of Directors, see “Risk Factors — Subject to certain requirements under Maryland law and REIT requirements, our board of directors has sole discretion to determine if we will pay distributions and the amount and frequency of such distributions, and past distribution amounts may not be indicative of future distribution amounts.”

Performance Graph

This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of Global Medical REIT Inc. under the Securities Act or the Exchange Act.

The graph below compares the cumulative total return of our common shares, the S&P 500, the MSCI US REIT Index, and the SNL U.S. REIT Healthcare Index from July 1, 2016 (the completion date of our IPO) through December 31, 2018. The comparison assumes $100 was invested on July 1, 2016 in our common stock and in each of the foregoing indexes and assumes reinvestment of dividends, as applicable. The MSCI US REIT Index consists of equity REITs that are included in the MSCI US Investable Market 2500 Index, except for specialty equity REITS that do not generate a majority of their revenue and income from real estate rental and leasing operations. The SNL U.S REIT Healthcare Index consists of all publicly traded (NYSE, NYSE MKT, NASDAQ, OTC) Healthcare REITs in SNL’s coverage universe. We have included the MSCI US REIT Index and the SNL U.S. REIT Healthcare Index because we believe that they are representative of the industry in which we compete and are relevant to an assessment of our performance.

	Period Ending
Index	07/01/16	12/31/16	12/31/17	12/31/18
Global Medical REIT Inc.	$100.00	$91.60	$92.05	$109.64
S&P 500 Index	$100.00	$107.59	$131.08	$125.34
MSCI U.S. REIT Index	$100.00	$95.55	$100.39	$95.80
SNL U.S. REIT Healthcare Index	$100.00	$91.98	$91.84	$97.53

As of March 1, 2019, there were approximately 33 record holders, and 26,304,740 shares of common stock issued and outstanding. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares of record are held by banks, brokers and other financial institutions. As of December 31, 2018 and 2017, there were 25,944,484 and 21,630,675 outstanding shares of common stock, respectively.

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

	Year Ended December 31,				Four Months Ended December 31	Year Ended August 31,
	2018	2017	2016	2015	2014	2014
Statements of Operations Data
Total revenue	$53,192	$30,344	$8,211	$2,062	$597	$380
Total expenses	46,306	30,431	14,564	3,671	1,007	1,032
Income (loss) before gain on sale of investment property	6,886	(87)	(6,353)	(1,609)	(410)	(652)
Gain on sale of investment property	7,675	-	-	-	-	-
Net income (loss)	14,561	(87)	(6,353)	(1,609)	(410)	(652)
Less: Preferred stock dividends	(5,822)	(1,714)	-	-	-	-
Less: Net (income) loss attributable to noncontrolling interest	(1,071)	49	-	-	-	-
Net income (loss) attributable to common stockholders	$7,668	$(1,752)	$(6,353)	$(1,609)	$(410)	$(652)
Dividends declared per share of common stock	$0.80	$0.80	$0.74	$1.02	$0.34	$0.17

Net income (loss) attributable to common stockholders per share – basic and diluted	$0.35	$(0.09)	$(0.68)	$(6.44)	$(1.64)	$(13.49)

Weighted average shares outstanding – basic and diluted	21,971	19,617	9,302	250	250	48

	As of December 31,
	2018	2017	2016	2015	2014
Balance Sheets Data
Net investment in real estate	$616,925	$457,913	$203,510	$55,149	$24,044
Total assets	$636,009	$471,821	$226,392	$65,329	$24,348
Revolving credit facility, net of discount	$276,353	$162,150	$26,773	$-	$-
Notes payable, net of discount	$38,654	$38,545	$38,413	$23,485	$16,468
Total liabilities	$336,349	$212,808	$71,364	$65,467	$22,622
Preferred stock	$74,959	$74,959	$-	$-	$-
Noncontrolling interest	$30,455	$12,678	$-	$-	$-
Total stockholders’ equity (deficit)	$299,750	$259,013	$155,028	$(139)	$1,726

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

  Overview

Global Medical REIT Inc. (the “Company,” “us,” “we,” or “our”) is an externally-managed, Maryland corporation engaged primarily in the acquisition of purpose-built healthcare facilities and leasing of those properties to strong healthcare systems and physician groups with leading market share. The Company is externally managed and advised by Inter-American Management, LLC (the “Advisor”).

We elected to be taxed as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2016. We conduct our business through an umbrella partnership real estate investment trust, or UPREIT, structure in which our properties are owned by wholly-owned subsidiaries of our operating partnership, Global Medical REIT L.P. (the “Operating Partnership”). Our wholly-owned subsidiary, Global Medical REIT GP, LLC, is the sole general partner of our Operating Partnership and, as of December 31, 2018, we owned approximately 87.42% of the outstanding operating partnership units (“OP Units”) of our Operating Partnership.

Our Business Objectives and Investment Strategy

Our principal business objective is to provide attractive, risk-adjusted returns to our stockholders through a combination of (i) reliable dividends and (ii) long-term capital appreciation. Our primary strategies to achieve our business objective are to:

•	construct a property portfolio that consists substantially of medical office buildings (MOBs), specialty hospitals and ambulatory surgery centers (ASCs) and in-patient rehabilitation facilities that are situated to take advantage of the aging of the U.S. population and the decentralization of healthcare;

•	focus on practice types that will be utilized by an aging population and that are highly dependent on their purpose-built real estate to deliver core medical procedures, such as cardiovascular treatment, rehabilitation, eye surgery, gastroenterology, oncology treatment and orthopedics;

•	set aside a portion of our property portfolio for opportunistic acquisitions of non-core assets, such as acute-care hospitals and long-term acute care facilities (LTACs), that we believe provide premium, risk-adjusted returns;

•	lease the facilities under long-term, triple-net leases with contractual rent escalations;
•	lease each facility to medical providers with a track record of successfully managing excellent clinical and profitable practices; and

•	receive credit protections from our tenants or their affiliates, including personal and corporate guaranties, rent reserves and rent coverage requirements.

2018 Executive Summary

The following table summarizes the material changes in our business and operations during 2018:

	Year Ended December 31,
	2018	2017
	(in thousands, except per share amounts)

Rental revenue	$49,565	$28,511
Gain on sale of investment property	$7,675	$-
Interest expense	$14,975	$7,435
General and administrative expense	$5,537	$5,489
Preferred stock dividends	$5,822	$1,714

Net income (loss) attributable to common stockholders per share	$0.35	$(0.09)
FFO per share(1)	$0.78	$0.41
AFFO per share(1)	$0.76	$0.54
Dividends per common share	$0.80	$0.80

Weighted average common shares outstanding	21,971	19,617
Weighted average OP Units outstanding	1,704	204
Weighted average LTIP Units outstanding	586	421
Total weighted average shares and units outstanding	24,261	20,242

(1)	See “—Non-GAAP Financial Measures,” for a description of our non-GAAP financial measures and a reconciliation of our non-GAAP financial measures.

	As of December 31,
	2018	2017
	(dollars in thousands)

Total investment in real estate, gross	$647,550	$471,507
Total debt, net of unamortized discount	$315,007	$200,695
Weighted average interest rate	4.64%	3.72%
Total stockholders’ equity (including noncontrolling interest)	$299,750	$259,013
Net rentable square feet	2,078,915	1,331,186

During the years ended December 31, 2018 and 2017, we generated rental revenue of $49.6 and $28.5 million, respectively, from our portfolio of properties. Reflecting the impact of our increasing investment balances during 2018, as well as the gain from the sale of an investment property during 2018, we generated net income attributable to common stockholders of $7.7 million in 2018 compared to a net loss attributable to common stockholders of $1.8 million in 2017. During 2018 we completed 14 acquisitions, encompassing an aggregate 811,707 square feet, for an aggregate purchase price of $196.3 million with annualized base rent of $15.8 million and a weighted average capitalization rate of 8.0%. In addition to these acquisitions, in December 2018, the Company disposed of the Great Bend Regional Hospital, receiving gross proceeds of $32.5 million and resulting in a gain of $7.7 million. As of December 31, 2018, the Company had gross investments in real estate of $647.6 million, a net increase of $176.1 million compared to $471.5 million at year end 2017.

Regarding our debt, in August 2018 we amended and restated our credit facility, increasing the overall capacity of the facility from $340 million to $350 million, consisting of a $250 million revolving credit facility and a $100 million five-year term loan, extending the term of the facility to August 2022, with a one-year extension option, and implementing an improved pricing matrix. The facility includes an accordion feature to increase the capacity to an aggregate of $500 million. Additionally, in August 2018 we hedged a portion of our interest rate risk by entering into an interest rate swap for the full $100 million term loan balance. Subsequently, in November 2018 we entered into two additional interest rate swap agreements for an aggregate of $70 million to hedge our interest rate risk on related credit facility borrowings.

During 2018 we closed an underwritten public offering of our common stock resulting in an aggregate of 3,651 shares of our common stock being issued at a public offering price of $9.00 per share, generating gross proceeds of $32.9 million. Pursuant to our “at-the-market” program, during the second half of 2018 we issued 662 shares of our common stock at an average price $9.41 per share generating gross proceeds of $6.2 million. In addition to these offerings, in connection with certain 2018 acquisitions, we issued an aggregate of 1,899 OP Units with a value, based on our share price at the time these transactions closed, of $16.4 million.

During 2018 and consistent with 2017, our board of directors declared cash dividends totaling $0.80 per share of common stock. Additionally, during 2018 our board of directors declared annual cash dividends of $1.875 per share on our Series A Cumulative Redeemable Preferred Stock. See “—Liquidity and Capital Resources” for additional detail regarding our debt and equity transactions.

Recent Developments

2019 Completed Acquisitions and Properties Under Contract

Summary information about our 2019 completed acquisition and our property under contract from January 1, 2019 through March 1, 2019 is presented in the table below:

Property	City	Rentable Square Feet (RSF)	Purchase Price(1) (in thousands)	Annualized Base Rent(2) (in thousands)	Cap. Rate(3)	Status
AMG Specialty Hospital	Zachary, LA	12,424	$4,500	$403	8.96%	Under Contract
East Valley Gastro	Chandler, AZ	39,165	$16,100	$1,166	7.24%	Completed
Totals/Weighted Average		51,589	$20,600	$1,569	7.62%

(1) Represents contractual purchase price.

(2)Monthly base rent in the month placed under contract multiplied by 12.

(3) Capitalization rates are calculated based on current lease terms and do not give effect to future rent escalations.

We are currently in the due diligence period for the East Valley transaction. If we identify problems with the property or the operator of the property during our due diligence review, we may not close the transaction on a timely basis or we may terminate the purchase agreement and not close the transaction.

Trends Which May Influence Our Results of Operations

We believe the following trends may positively impact our results of operations:

•	Growing healthcare expenditures – According to the U.S. Department of Health and Human Services, overall healthcare expenditures are expected to grow at an average rate of 5.5% per year from 2018 through 2027. We believe the long-term growth in healthcare expenditures will correlate with the long-term leases at our properties and help maintain or increase the value of our healthcare real estate portfolio;

•	An aging population – according to the 2010 U.S. Census, the segment of the population consisting of people 65 years or older comprise the fastest growing segment of the overall U.S. population. We believe this segment of the U.S. population will utilize many of the services provide at our healthcare facilities such as orthopedics, cardiac, gastroenterology and rehabilitation;
•	A continuing shift towards outpatient care – according to the American Hospital Association, patients are demanding more outpatient operations. We believe this shift in patient preference from inpatient to out-patient facilities will benefit our tenants as most of our properties consists of medical office buildings and specialty hospitals that provide an alternative to inpatient facilities such as acute-care hospitals;
•	Physician practice group and hospital consolidation – We believe the trend towards physician group consolidation will serve to strengthen the credit quality of our tenants if our tenants merge or are consolidated with larger health systems;
•	A highly fragmented healthcare real estate market – Despite the move toward consolidation with respect to healthcare services, we believe the healthcare real estate market continues to be highly fragmented, which will provide us with significant acquisition opportunities; and
•	Increased supply of attractive acute-care hospital acquisition opportunities – We believe many hospital systems are moving towards investing more in out-patient facilities and divesting acute-care hospitals. Although not the primary focus of our investment strategy, we believe that the current supply and demand forces in the hospital market could provide opportunities to purchase high-quality, acute-care hospitals in desirable markets at attractive, risk-adjusted returns.

We believe the following trends may negatively impact our results of operations:

•	Increases in short-term interest rates – During 2018, the market interest rates on which our credit facility interest rate is based increased. If this trend continues and we are unable to hedge our interest rate exposure, our interest rate expense will increase, which would negatively affect our results of operations;
•	Leverage restrictions – Pursuant to our credit facility, our consolidated leverage ratio, defined as the ratio of our total debts to total assets, cannot exceed 0.65:1 and our minimum fixed charge coverage ratio, defined as the ratio of Adjusted EBITDA and Fixed Charges, must be at least 1.50:1. Also, pursuant to the terms of our credit facility, the interest rate spread on our outstanding borrowings increases if our consolidated leverage ratio exceeds certain thresholds. See “— Liquidity and Capital Resources” for a description of such thresholds. As of December 31, 2018, our total debt (excluding unamortized debt discount) was approximately $320 million and our total interest expense plus preferred dividends for the year ended December 31, 2018 was approximately $20.8 million, and our consolidated leverage and fixed charge coverage ratios were 0.49:1 and 1.93:1, respectively. Due to our leverage limitations, if we are unable to raise equity capital in sufficient amounts or at all in order to pay down our indebtedness, we will be limited in the amount of properties we may acquire; and
•	Changes in third party reimbursement methods and policies – As the price of healthcare services continues to increase, we believe third-party payors, such as Medicare and commercial insurance companies, will continue to scrutinize and reduce the types of healthcare services eligible for, and the amounts of, reimbursement under their health insurance plans. Additionally, many employer-based insurance plans have continued to increase the percentage of insurance premiums for which covered individuals are responsible. If these trends continue, our tenants may experience lower patient volumes as well as higher patient credit risks, which could negatively impact their business as well as their ability to pay rent to us.

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

Purchase of Real Estate

Effective January 1, 2018, we adopted the provisions of Accounting Standards Update (“ASU”) 2017-01 – “Business Combinations (Topic 805): Clarifying the Definition of a Business” (“ASU 2017-01”). ASU 2017-01 provides revised guidance to determine when an acquisition meets the definition of a business or alternatively should be accounted for as an asset acquisition. ASU 2017-01 requires that, when substantially all of the fair value of an acquisition is concentrated in a single identifiable asset or a group of similar identifiable assets, the asset or group of similar identifiable assets does not meet the definition of a business and therefore is required to be accounted for as an asset acquisition. Transaction costs will continue to be capitalized for asset acquisitions and expensed as incurred for business combinations. ASU 2017-01 will result in most, if not all, of our post-January 1, 2018 acquisitions being accounted for as asset acquisitions because substantially all of the fair value of the gross assets the Company acquires are concentrated in a single asset or group of similar identifiable assets. For asset acquisitions that are “owner occupied” (meaning that the seller either is the tenant or controls the tenant), the purchase price, including capitalized acquisition costs, will be allocated to land and building based on their relative fair values with no value allocated to intangible assets or liabilities. For asset acquisitions where there is a lease in place but not “owner occupied,” we will allocate the purchase price to tangible assets and any intangible assets acquired or liabilities assumed based on their relative fair values. Fair value is determined based upon the guidance of Accounting Standard Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures, and generally are determined using Level 2 inputs, such as rent comparables, sales comparables, and broker indications. Although Level 3 Inputs are utilized, they are minor in comparison to the Level 2 data used for the primary assumptions. The determination of fair value involves the use of significant judgment and estimates. We make estimates to determine the fair value of the tangible and intangible assets acquired and liabilities assumed using information obtained from multiple sources, including pre-acquisition due diligence, and we routinely utilize the assistance of a third-party appraiser. Initial valuations are subject to change until the information is finalized, no later than 12 months from the acquisition date. We expense transaction costs associated with acquisitions accounted for as business combinations in the period incurred.

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

Impairment of Long-Lived Assets

We evaluate our real estate assets for impairment periodically or whenever events or circumstances indicate that its carrying amount may not be recoverable. If an impairment indicator exists, we compare the expected future undiscounted cash flows against the carrying amount of an asset. If the sum of the estimated undiscounted cash flows is less than the carrying amount of the asset, we would record an impairment loss for the difference between the estimated fair value and the carrying amount of the asset. We determined that no impairment charges were warranted during the years ended December 31, 2018, 2017, and 2016.

Revenue Recognition

We adopted the provisions of ASU 2014-09 “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”) effective January 1, 2018 using the modified retrospective transition method.  Rental income from leasing arrangements is specifically excluded from the standard. We analyzed our remaining revenue streams and concluded there are no changes in revenue recognition with the adoption of the new standard.

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

We consistently assess the need for an allowance for doubtful accounts, including an allowance for operating lease straight-line rent receivables, for estimated losses resulting from tenant defaults, or the inability of tenants to make contractual rent and tenant recovery payments. We also monitor the liquidity and creditworthiness of our tenants and operators on a continuous basis. This evaluation considers industry and economic conditions, property performance, credit enhancements and other factors. For operating lease straight-line rent amounts, our assessment is based on amounts estimated to be recoverable over the term of the lease. As of December 31, 2018 and December 31, 2017, no allowance was recorded as it was not deemed necessary.

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

The Company considers the carrying values of cash and cash equivalents, escrow deposits, accounts and other receivables, and accounts payable and accrued expenses to approximate the fair value for these financial instruments because of the short period of time since origination or the short period of time between origination of the instruments and their expected realization. Due to the short-term nature of these instruments, Level 1 and Level 2 inputs are utilized to estimate the fair value of these financial instruments. The fair values determined related to the Company’s interest rate swap transactions utilize Level 2 inputs, since there is heavy reliance on a variety of inputs including contractual terms, interest rate curves, yield curves, measure of volatility, and correlations of such inputs. The fair values determined related to the Company’s acquisitions of real estate where the identification and recording of intangible assets and liabilities is required primarily utilize Level 2 inputs since there is heavy reliance on market observable data such as rent comparables, sales comparables, and broker indications. Although some Level 3 inputs are utilized they are minor in comparison to the Level 2 date used for the primary assumptions as it relates to acquisitions of real estate.

Derivative Instruments

As of December 31, 2018, the Company had three interest rate swap derivative instruments that were designated as cash flow hedges of interest rate risk. In accordance with the Company’s risk management strategy, the purpose of the interest rate swaps is to manage interest rate risk for certain of the Company’s variable-rate debt. The interest rate swaps involve the Company’s receipt of variable-rate amounts from three counterparties in exchange for the Company making fixed-rate payments over the life of the agreement. The Company accounts for derivative instruments in accordance with the provisions of ASC Topic 815, “Derivatives and Hedging.” In accordance with the provisions of ASC Topic 815, the Company records the swaps either as an asset or a liability measured at its fair value at each reporting period. When hedge accounting is applied, the change in the fair value of derivatives designated and that qualify as cash flow hedges is (i) recorded in accumulated other comprehensive income (loss) in the equity section of the Company’s Consolidated Balance Sheets and (ii) subsequently reclassified into earnings as interest expense for the period that the hedged forecasted transactions affect earnings. If specific hedge accounting criteria are not met, changes in the Company’s derivative instruments’ fair value are recognized currently as an adjustment to net income (loss).

Stock-Based Compensation

Effective July 1, 2018, the Company early adopted the provisions of ASU 2018-07, “Improvements to Nonemployee Share-Based Payment Accounting” (“ASU 2018-07”). ASU 2018-07 simplifies several aspects of the accounting for non-employee transactions by stipulating that the existing accounting guidance for share-based payments to employees (accounted for under ASC Topic 718, “Compensation-Stock Compensation”) will also apply to non-employee share-based transactions (accounted for under ASC Topic 505, “Equity”). In accordance with the fair value recognition requirements of ASC Topic 718, we recognize compensation expense based on the closing share price for our common stock at the date of grant, ratably over the service period, using the straight-line method.

Consolidated Results of Operations

The major factors that resulted in variances in our results of operations for each revenue and expense category for the year ended December 31, 2018, compared to the year ended December 31, 2017 were the increase in the size of our property portfolio in 2018 and the disposition of our Great Bend property in December 2018. Our total investments in real estate, net of accumulated depreciation and amortization, was $616.9 million and $457.9 million as of December 31, 2018 and 2017, respectively.

Similarly, for the year ended December 31, 2017, compared to the year ended December 31, 2016, the major factor that resulted in variances in our results of operations for each revenue and expense category was the increase in the size of our property portfolio in 2017. Our total investments in real estate, net of accumulated depreciation and amortization, was $457.9 million and $203.5 million as of December 31, 2017 and 2016, respectively.

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

	For the Year Ended December 31,
	2018	2017	$ Change
Revenue
Rental revenue	$49,565	$28,511	$21,054
Expense recoveries	3,573	1,712	1,861
Other income	54	121	(67)
Total revenue	53,192	30,344	22,848

Expenses
General and administrative	5,537	5,489	48
Operating expenses	3,720	1,860	1,860
Management fees – related party	4,422	3,123	1,299
Depreciation expense	13,644	7,929	5,715
Amortization expense	3,625	2,072	1,553
Interest expense	14,975	7,435	7,540
Acquisition fees	383	2,523	(2,140)
Total expenses	46,306	30,431	15,875
Income (loss) before gain from sale of investment property	6,886	(87)	6,973
Gain on sale of investment property	7,675	-	7,675
Net income (loss)	$14,561	$(87)	$14,648

Revenue

Total Revenue

Total revenue for the year ended December 31, 2018 was $53.2 million, compared to $30.3 million for the same period in 2017, an increase of $22.9 million. The increase was primarily the result of rental revenue earned from the facilities we acquired during 2018, as well as from the recognition of a full year of rental revenue in 2018 from acquisitions that were completed during 2017. Additionally, total revenue for the years ended December 31, 2018 and 2017 included $3.6 million and $1.7 million, respectively, in revenue that was recognized from expense recoveries. Expense recoveries are related to tenant reimbursement of real estate taxes, insurance, and certain other operating expenses. We recognize these reimbursements and related expenses on a gross basis in our Consolidated Statements of Operations (i.e., we recognize an equivalent increase in revenue (expense recoveries) and expense (operating expenses)).

Expenses

General and Administrative

General and administrative expenses for the year ended December 31, 2018 were $5.5 million, which was unchanged compared to the same period in 2017. There was an increase in non-cash LTIP compensation expense in 2018 that was offset by a decrease in public company costs and other professional fees. LTIP compensation expense was $2.7 million for the year ended December 31, 2018, compared to $1.8 million for the same period in 2017.

Operating Expenses

Operating expenses for the year ended December 31, 2018 were $3.7 million, compared with $1.9 million for the same period in 2017, an increase of $1.8 million. The increase resulted primarily from an increase in reimbursable tenant expenses due to the increase in our number of tenants from the prior year.

Management Fees – related party

Management fees for the year ended December 31, 2018 were $4.4 million, compared with $3.1 million for the same period in 2017, an increase of $1.3 million. The increase resulted from our larger stockholders’ equity balance during 2018, which is used to calculate the management fee, resulting from a full year impact during 2018 from our preferred stock offering in 2017 and from common stock and OP Unit issuances that were completed during 2018.

Depreciation Expense

Depreciation expense for the year ended December 31, 2018 was $13.6 million, compared with $7.9 million for the same period in 2017, an increase of $5.7 million. The increase resulted primarily from depreciation expense incurred on the facilities we acquired during 2018, as well as from the recognition of a full year of depreciation expense in 2018 from acquisitions that were completed during 2017.

Amortization Expense

Amortization expense for the year ended December 31, 2018 was $3.6 million, compared with $2.1 million for the same period in 2017, an increase of $1.5 million. The increase resulted primarily from amortization expense incurred on intangible assets recorded related to the facilities we acquired during 2018, as well as from the recognition of a full year of amortization expense in 2018 from acquisitions that were completed during 2017.

Interest Expense

Interest expense for the year ended December 31, 2018 was $15.0 million, compared with $7.4 million for the same period in 2017, an increase of $7.6 million. This increase was primarily due to higher average borrowings during the year ended December 31, 2018 compared to the same period last year, the proceeds of which were used to finance our property acquisitions during that time period, as well as from higher interest rates compared to the same period in 2017.

The weighted average interest rate of our debt for the year ended December 31, 2018 was 4.21%. Additionally, the weighted average interest rate and term of our debt was 4.64% and 4.24 years, respectively, at December 31, 2018.

Acquisition Fees

Acquisition fees for the year ended December 31, 2018 were $0.4 million, compared to $2.5 million for the same period in 2017, a decrease of $2.1 million. The decrease was primarily the result of our January 1, 2018 implementation of ASU 2017-01 and the fact that all of our acquisitions for the year ended December 31, 2018 were accounted for as asset acquisitions and, therefore, all acquisition-related costs of completed acquisitions were capitalized. Accordingly, acquisition fees for the year ended December 31, 2018 represent costs associated with acquisitions the Company does not expect to complete and therefore were expensed. In comparison, acquisition fees for the year ended December 31, 2017 primarily represent transaction costs that were expensed related to acquisitions that were accounted for as business combinations.

Income (Loss) Before Gain on Sale of Investment Property

Income (loss) before gain on sale of investment property for the year ended December 31, 2018 was $6.9 million, compared to net loss of $0.09 million for the same period in 2017, an increase of $7.0 million. The increase resulted primarily from an increase in rental revenue over the current year partially offset by the increase in expenses for that period.

Gain on Sale of Investment Property

On December 20, 2018, the Company disposed of the Great Bend Regional Hospital receiving gross proceeds of $32.5 million and resulting in a gain of $7.7 million. The Company had no dispositions in 2017.

Net Income (Loss)

Net income (loss) for the year ended December 31, 2018 was $14.6 million, compared to net loss of $0.09 million for the same period in 2017, an increase of $14.7 million. The increase resulted primarily from the $7.7 million gain on sale of an investment property during the year ended December 31, 2018, as well the impact of the larger investment portfolio in 2018 and the resulting increase in rental revenue in 2018 compared to 2017.

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

	For the Year Ended December 31,
	2017	2016	$ Change
Revenue
Rental revenue	$28,511	$8,080	$20,431
Expense recoveries	1,712	-	1,712
Other income	121	131	(10)
Total revenue	30,344	8,211	22,133

Expenses
General and administrative	5,489	4,219	1,270
Operating expenses	1,860	73	1,787
Management fees – related party	3,123	1,434	1,689
Depreciation expense	7,929	2,335	5,594
Amortization expense	2,072	42	2,030
Interest expense	7,435	4,139	3,296
Acquisition fees	2,523	1,568	955
Acquisition fees – related party	-	754	(754)
Total expenses	30,431	14,564	15,867
Loss before gain from sale of investment property	(87)	(6,353)	6,266
Gain on sale of investment property	-	-	-
Net loss	$(87)	$(6,353)	$6,266

 Revenue

Total Revenue

Total revenue for the year ended December 31, 2017 was $30.3 million, compared to $8.2 million for the same period in 2016, an increase of $22.1 million. The increase is primarily the result of rental revenue earned from the facilities we acquired during 2017, as well as from the recognition of a full year of rental revenue in 2017 from acquisitions that were completed during 2016. Additionally, $1.7 million in revenue was recognized from expense recoveries during the year ended December 31, 2017. We did not recognize any revenue from expense recoveries during the year ended December 31, 2016.

Expenses

General and Administrative

General and administrative expenses for the year ended December 31, 2017 were $5.5 million, compared with $4.2 million for the same period in 2016, an increase of $1.3 million. Non-cash LTIP expenses included in general and administrative expense included $1.8 million in 2017 compared to $1.7 million in 2016. The remaining increase in general and administrative expenses primarily relates to an increase in professional fees incurred during 2017 reflecting a full year of public company costs as well as public company costs.

Operating expenses

Operating expenses for the year ended December 31, 2017 were $1.9 million, compared with $0.07 million for the same period in 2016, an increase of $1.8 million. The increase primarily results from $1.7 million of expense recoveries during the year ended December 31, 2017 compared to no expense recoveries during the year ended December 31, 2016.

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

Acquisition Fees – related party

Acquisition fees to a related party for the year ended December 31, 2017 were zero, compared to $0.8 million for the same period in 2016. Related party acquisition fees for the year ended December 31, 2016 consisted of $0.4 million, $0.3 million and $0.1 million that were expensed in connection with the acquisitions of the Plano Facility, the Melbourne Facility, and the Westland Facility, respectively. Pursuant to our original management agreement, the acquisition fees payable to our Advisor were computed at a rate of 2% of the purchase price of the facility.

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

Assets and Liabilities

As of December 31, 2018 and 2017, our principal assets consisted of investments in real estate, net, of $616.9 million and $457.9 million, respectively, and our liquid assets consisted primarily of cash and cash equivalents and restricted cash of $4.8 million and $7.1 million, respectively.

 The increase in our investments in real estate, net, to $616.9 million as of December 31, 2018 compared to $457.9 million as of December 31, 2017, was the result of the 14 acquisitions that we completed during the year ended December 31, 2018.

The decrease in our cash and cash equivalents and restricted cash balance to $4.8 million as of December 31, 2018, compared to $7.1 million as of December 31, 2017, was primarily due to $180.8 million of cash used for the acquisitions that we completed during the year ended December 31, 2018, $24.8 million of dividends paid during the year, and $2.8 million of cash paid for deferred financing costs during the year related to our credit facility. These cash outflows were partially offset by net borrowings from our credit facility in the amount of $115.4 million, net proceeds from common offerings of $37.3 million, net proceeds received from the sale of a facility of $31.6 million, and cash provided by our operating activities.

 The increase in our total liabilities to $336.3 million as of December 31, 2018 compared to $212.8 million as of December 31, 2017, was primarily the result of net borrowings from our credit facility in the amount of $115.4 million as well as from increases in the security deposit liability balance and the accounts payable and accrued expenses balance.

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

As of December 31, 2018, we had $4.8 million of cash and cash equivalents and restricted cash and had borrowing capacity under our credit facility as described below. Our primary sources of cash include rent and reimbursements we collect from our tenants, borrowings under our credit facility, secured term loans and net proceeds received from equity issuances.

On December 14, 2018, we closed an underwritten public offering of our common stock and on December 26, 2018 we closed on part of the over-allotment option granted to the underwriters. These transactions resulted in the issuance of 3.7 million shares of our common stock at an offering price of $9.00 per share, generating net proceeds of $31.5 million.

During the year ended December 31, 2018, reflecting activity during the second half of the year, we issued 0.7 million shares of our common stock at an average offering price of $9.41 per share, generating net proceeds of $5.8 million pursuant to our “at-the-market” offering program (“ATM Program”).

The Company is authorized to issue 1,000 shares of common stock to stockholders under its Dividend Reinvestment and Stock Purchase Plan. As of December 31, 2018, the Company had not issued any shares under the plan.

On August 7, 2018, the Company amended and restated its credit facility to (i) increase the overall capacity of the facility from $340 million to $350 million, consisting of a $250 million revolving credit facility (the “Revolver”) and a $100 million, five-year term loan (the “Term Loan”), (ii) extend the term of the Revolver to August 2022, with a one-year extension option, and (iii) implement a new reduced interest rate pricing matrix. The facility includes an accordion feature to increase the capacity to an aggregate of $500 million. Additionally, the Company hedged its interest rate risk on the Term Loan by entering into an interest rate swap agreement, with a notional amount of $100 million and a term of five years, which effectively fixed the LIBOR component on the Term Loan at 2.88%. Additionally, on November 16, 2018 we entered into two additional interest rate swaps which effectively fixed the LIBOR component of $70 million of our outstanding revolver debt at 2.93%.

As of December 31, 2018, we had outstanding borrowings of $276.4 million under the Revolver and Term Loan, net of unamortized discount. In July 2017, the Financial Conduct Authority (the authority that regulates LIBOR) announced that it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. The Alternative Reference Rates Committee ("ARRC") has proposed that the Secured Overnight Financing Rate ("SOFR") is the rate that represents best practice as the alternative to USD-LIBOR for use in derivatives and other financial contracts that are currently indexed to USD-LIBOR. ARRC has proposed a paced market transition plan to SOFR from USD-LIBOR and organizations are currently working on industry wide and company specific transition plans as it relates to derivatives and cash markets exposed to USD-LIBOR. The Company has material contracts that are indexed to USD-LIBOR and is monitoring this activity and evaluating the related risks.

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

Cash Flow Information

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

Net cash provided by operating activities for the year ended December 31, 2018 was $24.8 million, compared with net cash provided by operating activities of $12.6 million for the same period in 2017. The increase was primarily due to the increase in the size of our property portfolio at December 31, 2018 compared to December 31, 2017 and the resulting increase in our rental revenue.

Net cash used in investing activities for the year ended December 31, 2018 was $151.6 million, compared with $252.7 million, for the same period in 2017. The decrease was primarily the result of less real estate investment activity in the 2018 period compared to the same period in 2017, as well as from net proceeds received from the sale of an investment property in 2018.

Net cash provided by financing activities for the year ended December 31, 2018 was $124.5 million, compared with $226.6 million for the same period in 2017. The decrease during the 2018 period compared to the same period in 2017 was primarily due to the fact that the comparable period last year included net proceeds from our preferred stock offering, a larger net draw on our revolving credit facility in 2017, and higher dividends paid during the 2018 period as a result of more common shares and OP Units outstanding compared to 2017.

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

 Net cash provided by operating activities for the year ended December 31, 2017 was $12.6 million, compared with net cash used in operating activities of $2.2 million for the same period in 2016. This increase was primarily derived from the increase in the size of our property portfolio at December 31, 2017 compared to December 31, 2016 and the resulting increase in our rental revenue.

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

Net cash provided by financing activities for the year ended December 31, 2017 was $226.6 million, compared with $163.5 million for the same period in 2016. Cash flows provided by financing activities for the year ended December 31, 2017 were derived primarily from net proceeds received from the Revolving Credit Facility, net proceeds received from our common stock offering, and net proceeds received from our preferred stock offering, partially offset by the payment of dividends and financing related costs.

Common Stock Dividends

Since January 1, 2017, our Board has declared cash dividends on our common stock as summarized in the following table:

Date Announced	Record Date	Applicable Quarter	Payment Date	Dividend Amount(1)	Dividends per Share
December 14, 2016	December 27, 2016	Q4 2016	January 10, 2017	$3,604	$0.20
March 20, 2017	March 27, 2017	Q1 2017	April 10, 2017	$3,603	$0.20
June 16, 2017	June 27, 2017	Q2 2017	July 10, 2017	$3,608	$0.20
September 8, 2017	September 26, 2017	Q3 2017	October 9, 2017	$4,416	$0.20
December 15, 2017	December 26, 2017	Q4 2017	January 10, 2018	$4,552	$0.20
March 7, 2018	March 22, 2018	Q1 2018	April 10, 2018	$4,691	$0.20
June 15, 2018	June 26, 2018	Q2 2018	July 11, 2018	$4,786	$0.20
September 10, 2018	September 20, 2018	Q3 2018	October 10, 2018	$4,889	$0.20
December 13, 2018	December 26, 2018	Q4 2018	January 10, 2019	$5,695	$0.20

(1)Includes dividends on granted LTIP Units and OP Units issued to third parties.

During the year ended December 31, 2018, the Company paid total dividends on its common stock, LTIP Units and OP Units in the amount of $18.9 million, consisting of the dividends declared for the fourth quarter of 2017 through the third quarter of 2018. Additionally, during the year ended December 31, 2017, the Company paid total dividends on its common stock, LTIP Units and OP Units in the amount of $15.2 million, consisting of the dividends declared for the fourth quarter of 2016 through the third quarter of 2017.

The amount of the dividends paid to the Company’s stockholders is determined by the Company’s Board and is dependent on a number of factors, including funds available for payment of dividends, the provisions of our Credit Facility, the Company’s financial condition and capital expenditure requirements except that, in accordance with the Company’s organizational documents and Maryland law, the Company may not make dividend distributions that would: (i) cause it to be unable to pay its debts as they become due in the usual course of business; (ii) cause its total assets to be less than the sum of its total liabilities plus senior liquidation preferences; or (iii) jeopardize its ability to maintain its qualification as a REIT. See “Risk Factors-Subject to certain requirements under Maryland law and REIT requirements, our board of directors has sole discretion to determine if we will pay distributions and the amount and frequency of such distributions, and past distribution amounts may not be indicative of future dividend amounts.”

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

The quarterly dividend payment dates on the Series A Preferred Stock are January 31, April 30, July 31 and October 31 of each year, commencing on October 31, 2017. During the years ended December 31, 2018 and 2017, we paid dividends of $5.8 million and $0.7 million, respectively, on our preferred stock.

Non-GAAP Financial Measures

Funds from operations (“FFO”) and adjusted funds from operations (“AFFO”) are non-GAAP financial measures within the meaning of the rules of the SEC. The Company considers FFO and AFFO to be important supplemental measures of its operating performance and believes FFO is frequently used by securities analysts, investors, and other interested parties in the evaluation of REITs, many of which present FFO when reporting their results. In accordance with the National Association of Real Estate Investment Trusts’ (“NAREIT”) definition, FFO means net income or loss computed in accordance with GAAP before non-controlling interests of holders of OP Units and LTIP Units, excluding gains (or losses) from sales of property and extraordinary items, plus real estate related depreciation and amortization (excluding amortization of deferred financing costs), and after adjustments for unconsolidated partnerships and joint ventures. The Company did not record any adjustments for unconsolidated partnerships and joint ventures during the years ended December 31, 2018, 2017, and 2016. Because FFO excludes real estate related depreciation and amortization (other than amortization of deferred financing costs), the Company believes that FFO provides a performance measure that, when compared period-over-period, reflects the impact to operations from trends in occupancy rates, rental rates, operating costs, development activities and interest costs, providing perspective not immediately apparent from the closest GAAP measurement, which is net income or loss.

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

Management believes that reporting AFFO in addition to FFO is a useful supplemental measure for the investment community to use when evaluating the operating performance of the Company on a comparative basis. The Company’s FFO and AFFO computations may not be comparable to FFO and AFFO reported by other REITs that do not compute FFO in accordance with the NAREIT definition, that interpret the NAREIT definition differently than the Company does, or that compute FFO and AFFO in a different manner.

A reconciliation of FFO and AFFO for the years ended December 31, 2018, 2017, and 2016 is as follows:

	Year Ended December 31,
	2018	2017	2016
	(unaudited, in thousands except per share amounts)

Net income (loss)	$14,561	$(87)	$(6,353)
Less: Preferred stock dividends	(5,822)	(1,714)	-
Depreciation and amortization expense	17,269	10,001	2,377
Amortization of above (below) market leases	688	129	(1)
Gain on sale of investment property	(7,675)	-	-
FFO	$19,021	$8,329	$(3,977)
Acquisition costs	383	2,523	2,322
Straight line deferred rental revenue	(5,316)	(3,137)	(681)
Stock-based compensation expense	2,671	1,796	1,685
Amortization of deferred financing costs and other	1,640	1,224	350
Non-cash advisory fee	-	232	-
AFFO	$18,399	$10,967	$(301)

Net income (loss) attributable to common stockholders per share – basic and diluted	$0.35	$(0.09)	$(0.68)
FFO per Share	$0.78	$0.41	$(0.43)
AFFO per Share	$0.76	$0.54	$(0.03)

Weighted Average Shares and Units Outstanding – basic and diluted	24,261	20,242	9,302

Reconciliation of Weighted Average Shares and Units Outstanding:

Weighted Average Common Shares	21,971	19,617	9,302
Weighted Average OP Units	1,704	204	-
Weighted Average LTIP Units	586	421	-
Weighted Average Shares and Units Outstanding – basic and diluted	24,261	20,242	9,302

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

The following table summarizes our material contractual payment obligations and commitments as of December 31, 2018:

		Payments Due By Period
	Total	Less than 1 Year	2020-2021	2022-2023	Thereafter
Principal – fixed rate debt, gross	$209,453	$136	$7,501	$170,918	$30,898
Principal – variable rate debt	110,275	—	—	110,275	—
Interest – fixed rate debt	46,583	10,082	19,836	12,917	3,748
Interest – variable rate debt	17,158	4,766	9,532	2,860	—
Ground and other operating leases	2,670	109	218	222	2,121
Total	$386,139	$15,093	$37,087	$297,192	$36,767

As of December 31, 2018, the Company had tenant improvement allowances of approximately $17 million, subject to contingencies that make it difficult to predict when such allowances will be utilized, if at all.

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

As of December 31, 2018, we had $110.3 million outstanding under the Revolver (before the netting of unamortized deferred financing costs and excluding the Term Loan) that bears interest at a variable rate (before netting of unamortized deferred financing costs). See the “Management’s Discussion and Analysis of Financial Condition and Results of Operation —Liquidity and Capital Resources” for a detailed discussion of our Credit Facility. At December 31, 2018, LIBOR on our outstanding floating rate borrowings was 2.42%. Assuming no increase in the amount of our variable interest rate debt, if LIBOR increased 100 basis points, our cash flow would decrease by approximately $1.1 million annually. Assuming no increase in the amount of our variable rate debt, if LIBOR were reduced 100 basis points, our cash flow would increase by approximately $1.1 million annually.

As of December 31, 2017, we had $164.9 million outstanding under the Revolver (before netting of unamortized deferred financing costs). LIBOR on our outstanding borrowings as of December 31, 2017 was 1.44%. As of December 31, 2017, assuming no increase in the amount of our variable interest rate debt, if LIBOR had increased 100 basis points, our cash flow would have decreased by approximately $1.7 million annually. Assuming no increase in the amount of our variable rate debt, if LIBOR had decreased 100 basis points, our cash flow would have increased by approximately $1.7 million annually.  Although LIBOR on our variable-rate debt increased from 1.44% on December 31, 2017 to 2.42% on December 31, 2018, our exposure to movements in LIBOR (both an increase by 100 basis points and a decrease by 100 basis points) was reduced due to the reduction in our overall variable rate debt from $164.9 million as of December 31, 2017 to $110.3 million as of December 31, 2018.

Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve our objectives, we may borrow at fixed rates or variable rates. On August 7, 2018 we hedged our interest rate risk on our Term Loan by entering into an interest rate swap agreement, with a notional amount of $100 million and a term of five years, which effectively fixed the LIBOR component on the Term Loan at 2.88%. On November 16, 2018, we entered into two additional interest rate swap agreements with an aggregate notional amount of $70 million, with a maturity date of August 7, 2024, which effectively fixed the LIBOR component of this debt at 2.93%. We may enter into additional derivative financial instruments, including interest rate swaps and caps, in order to mitigate our interest rate risk on a related financial instrument. We will not enter into derivative transactions for speculative purposes.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Global Medical REIT Inc.

Opinions on the Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Global Medical REIT Inc. and its subsidiaries (collectively, the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that responds to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control Over Financial Reporting

An entity’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. An entity’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the entity; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the entity are being made only in accordance with authorizations of management and directors of the entity; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the entity’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ MaloneBailey, LLP
www.malonebailey.com
We have served as the Company's auditor since 2011.
Houston, Texas
March 11, 2019

GLOBAL MEDICAL REIT INC.

Consolidated Balance Sheets

(in thousands, except par values)

	As of December 31,
	2018	2017
Assets
Investment in real estate:
Land	$63,710	$42,701
Building	518,451	384,338
Site improvements	6,880	4,808
Tenant improvements	15,357	8,010
Acquired lease intangible assets	43,152	31,650
	647,550	471,507
Less: accumulated depreciation and amortization	(30,625)	(13,594)
Investment in real estate, net	616,925	457,913
Cash and cash equivalents	3,631	5,109
Restricted cash	1,212	2,005
Tenant receivables	2,905	704
Escrow deposits	1,752	1,638
Deferred assets	9,352	3,993
Other assets	322	459
Total assets	$636,099	$471,821

Liabilities and Stockholders’ Equity
Liabilities:
Revolving credit facility, net of unamortized discount of $3,922 and $2,750 at December 31, 2018 and 2017, respectively	$276,353	$162,150
Notes payable, net of unamortized discount of $799 and $930 at December 31, 2018 and 2017, respectively	38,654	38,545
Accounts payable and accrued expenses	3,664	2,020
Dividends payable	6,981	5,638
Security deposits and other	4,152	2,128
Due to related parties, net	1,030	1,036
Derivative liability	3,487	-
Acquired lease intangible liability, net	2,028	1,291
Total liabilities	336,349	212,808
Stockholders' equity:
Preferred stock, $0.001 par value, 10,000 shares authorized; 3,105 issued and outstanding at December 31, 2018 and 2017, respectively (liquidation preference of $77,625 at December 31, 2018 and 2017, respectively)	74,959	74,959
Common stock, $0.001 par value, 500,000 shares authorized; 25,944 shares and 21,631 shares issued and outstanding at December 31, 2018 and 2017, respectively	26	22
Additional paid-in capital	243,038	205,788
Accumulated deficit	(45,007)	(34,434)
Accumulated other comprehensive loss	(3,721)	-
Total Global Medical REIT Inc. stockholders' equity	269,295	246,335
Noncontrolling interest	30,455	12,678
Total stockholders’ equity	299,750	259,013
Total liabilities and stockholders' equity	$636,099	$471,821

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL MEDICAL REIT INC.

Consolidated Statements of Operations

(in thousands, except per share amounts)

	Year Ended December 31,
	2018	2017	2016

Revenue
Rental revenue	$49,565	$28,511	$8,080
Expense recoveries	3,573	1,712	-
Other income	54	121	131
Total revenue	53,192	30,344	8,211

Expenses
General and administrative	5,537	5,489	4,219
Operating expenses	3,720	1,860	73
Management fees – related party	4,422	3,123	1,434
Depreciation expense	13,644	7,929	2,335
Amortization expense	3,625	2,072	42
Interest expense	14,975	7,435	4,139
Acquisition fees	383	2,523	1,568
Acquisition fees – related party	-	-	754
Total expenses	46,306	30,431	14,564

Income (loss) before gain on sale of investment property	6,886	(87)	(6,353)
Gain on sale of investment property	7,675	-	-

Net income (loss)	$14,561	$(87)	$(6,353)
Less: Preferred stock dividends	(5,822)	(1,714)	-
Less: Net (income) loss attributable to noncontrolling interest	(1,071)	49	-
Net income (loss) attributable to common stockholders	$7,668	$(1,752)	$(6,353)

Net income (loss) attributable to common stockholders per share – basic and diluted	$0.35	$(0.09)	$(0.68)

Weighted average shares outstanding – basic and diluted	21,971	19,617	9,302

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL MEDICAL REIT INC.

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

	Year Ended December 31,
	2018	2017	2016

Net income (loss)	$14,561	$(87)	$(6,353)
Other comprehensive income (loss):
Decrease in fair value of interest rate swap agreement	(3,721)	-	-
Total other comprehensive loss	(3,721)	-	-
Comprehensive income (loss)	10,840	(87)	(6,353)
Less: Preferred stock dividends	(5,822)	(1,714)	-
Less: Comprehensive (income) loss attributable to noncontrolling interest	(625)	49	-
Comprehensive income (loss) attributable to common stockholders	$4,393	$(1,752)	$(6,353)

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL MEDICAL REIT INC.

Consolidated Statements of Stockholders’ Equity

(in thousands)

	Common Stock		Preferred Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Global Medical REIT Inc. Stockholders’	Non- controlling	Total Stockholders’
	Shares	$ Amount	Shares	$ Amount	Capital	Deficit	Loss	Equity	Interest	Equity
Balances, December 31, 2015	250	$-	-	$-	$3,012	$(3,151)	$-	$(139)	$-	$(139)
Net loss	-	-	-	-	-	(6,353)		(6,353)	-	(6,353)
Issuance of initial public offering shares of common stock	15,000	15	-	-	138,954	-	-	138,969	-	138,969
Reclassification of deferred initial public offering costs	-	-	-	-	(1,681)	-	-	(1,681)	-	(1,681)
Conversion of convertible debenture due to related party to shares of common stock	2,356	3	-	-	30,027	-	-	30,030	-	30,030
Stock-based compensation expense	-	-	-	-	1,685	-	-	1,685	-	1,685
Dividends to stockholders	-	-	-	-	-	(7,483)	-	(7,483)	-	(7,483)
Balances, December 31, 2016	17,606	18	-	-	171,997	(16,987)	-	155,028	-	155,028
Net loss	-	-	-	-	-	(38)	-	(38)	(49)	(87)
Issuance of shares of common stock	4,025	4	-	-	34,234	-	-	34,238	-	34,238
Reclassification of deferred common stock offering costs	-	-	-	-	(443)	-	-	(443)	-	(443)
Stock-based compensation expense	-	-	-	-	-	-	-	-	1,796	1,796
Issuance of shares of preferred stock	-	-	3,105	75,180	-	-	-	75,180	-	75,180
Reclassification of deferred preferred stock offering costs	-	-	-	(221)	-	-	-	(221)	-	(221)
Dividends to common stockholders	-	-	-	-	-	(15,695)	-	(15,695)	-	(15,695)
Dividends to preferred stockholders	-	-	-	-	-	(1,714)	-	(1,714)	-	(1,714)
Dividends to noncontrolling interest	-	-	-	-	-	-	-	-	(601)	(601)
OP Units issued to third parties	-	-	-	-	-	-	-	-	11,532	11,532
Balances, December 31, 2017	21,631	22	3,105	74,959	205,788	(34,434)	-	246,335	12,678	259,013
Net income	-	-	-	-	-	13,490	-	13,490	1,071	14,561
Issuance of shares of common stock	4,313	4	-	-	37,823	-	-	37,827	-	37,827
Reclassification of deferred common stock offering costs	-	-	-	-	(573)	-	-	(573)	-	(573)
Change in fair value of interest rate swap agreements			-	-	-	-	(3,721)	(3,721)	-	(3,721)
Stock-based compensation expense			-	-	-				2,671	2,671
Dividends to common stockholders			-	-	-	(18,241)	-	(18,241)	-	(18,241)
Dividends to preferred stockholders			-	-	-	(5,822)	-	(5,822)	-	(5,822)
Dividends to noncontrolling interest	-	-	—	-	-	-	-	-	(2,065)	(2,065)
OP Units issued to third parties			-	-	-	-	-	-	16,363	16,363
LTIP Units redeemed in cash	-	-	-	-	-	-	-	-	(263)	(263)
Balances, December 31, 2018	25,944	$26	3,105	$74,959	$243,038	$(45,007)	$(3,721)	$269,295	$30,455	$299,750

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL MEDICAL REIT INC.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2018	2017	2016
Operating activities
Net income (loss)	$14,561	$(87)	$(6,353)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation expense	13,644	7,929	2,335
Amortization of acquired lease intangible assets	3,625	2,072	42
Amortization of above (below) market leases, net	688	129	(1)
Amortization of deferred financing costs and other	1,640	1,224	350
Stock-based compensation expense	2,671	1,796	1,685
Capitalized acquisition costs charged to expense	110	19	-
Advisory expense settled in OP Units	-	232	-
Gain on sale of investment property	(7,675)	-	-
Changes in operating assets and liabilities:
Tenant receivables	(2,201)	(492)	(212)
Deferred assets	(5,811)	(3,288)	(681)
Other assets	(40)	(144)	-
Accounts payable and accrued expenses	1,519	1,355	(41)
Security deposits and other	2,024	1,408	719
Accrued management fees due to related party	79	443	(9)
Net cash provided by (used in) operating activities	24,834	12,596	(2,166)

Investing activities
Purchase of land, buildings, and other tangible and intangible assets and liabilities	(180,837)	(252,220)	(150,459)
Net proceeds from sale of investment property	31,629	-	-
Escrow deposits for purchase of properties	174	(352)	104
Loans repayments (made to) from related party	(85)	21	138
Payments for tenant improvements	(2,535)	-	-
Pre-acquisition costs for purchase of properties, net	36	(102)	(141)
Net cash used in investing activities	(151,618)	(252,653)	(150,358)

Financing activities
Net proceeds received from preferred stock offering	-	74,959	-
Net proceeds received from common equity offerings	37,307	33,795	137,288
Escrow deposits required by third party lenders	(288)	(74)	(862)
Loans repaid to related party	-	(9)	(395)
Repayment of convertible debenture, due to related party	-	-	(10,000)
Proceeds received from notes payable from acquisitions	-	-	41,321
Repayment of notes payable from acquisitions	(22)	-	(25,634)
Proceeds received from note payable from related party	-	-	1,950
Repayment of note payable from related party	-	(421)	(1,950)
Proceeds from revolving credit facility	186,100	244,200	27,700
Repayment of revolving credit facility borrowings	(70,725)	(107,000)	-
Payments of debt issuance costs	(2,811)	(2,915)	(2,036)
Redemption of LTIP Units	(263)	-	-
Dividends paid to common stockholders, and OP Unit and LTIP Unit holders	(18,964)	(15,231)	(3,878)
Dividends paid to preferred stockholders	(5,821)	(745)	-
Net cash provided by financing activities	124,513	226,559	163,504
Net (decrease) increase in cash and cash equivalents and restricted cash	(2,271)	(13,498)	10,980
Cash and cash equivalents and restricted cash—beginning of period	7,114	20,612	9,632
Cash and cash equivalents and restricted cash—end of period	$4,843	$7,114	$20,612
Supplemental cash flow information:
Cash payments for interest	$13,077	$5,746	$4,099
Noncash financing and investing activities:
Accrued dividends payable	$6,981	$5,638	$3,604
Conversion of convertible debenture due to majority stockholder to common stock	$-	$-	$30,030
Reclassification of common stock offering costs to additional paid-in capital	$573	$443	$1,681
Reclassification of preferred stock offering costs to preferred stock balance	$-	$221	$-
OP Units issued primarily for property acquisitions	$16,362	$11,300	$-
Interest rate swap agreements fair value change recognized in other comprehensive loss	$3,721	$-	$-
Tenant improvements completed and transferred to real estate investments	$2,535	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL MEDICAL REIT INC.

Notes to Consolidated Financial Statements

(In thousands, except per share amounts)

Note 1 – Organization

Background

Global Medical REIT Inc. (the “Company”) is a Maryland corporation engaged primarily in the acquisition of purpose-built healthcare facilities and leasing of those properties to strong healthcare systems and physician groups with leading market share. The Company is externally managed and advised by Inter-American Management, LLC (the “Advisor”), a Delaware limited liability company and affiliate of the Company. ZH International Holdings Limited (formerly known as Heng Fai Enterprises, Ltd.) a Hong Kong limited liability company that is engaged in real estate development, investments, hospitality management and investments, and REIT management, is an 85% owner of the Advisor and the Company’s Chief Executive Officer owns the remaining 15% interest.

The Company holds its facilities and conducts its operations through a Delaware limited partnership subsidiary named Global Medical REIT L.P. (the “Operating Partnership”). The Company serves as the sole general partner of the Operating Partnership through a wholly-owned subsidiary of the Company named Global Medical REIT GP LLC (the “GP”), a Delaware limited liability company. As of December 31, 2018, the Company was the 87.41% limited partner of the Operating Partnership, with an aggregate of 12.58% owned by holders of long-term incentive plan units (“LTIP Units”) and third-party limited partners who contributed properties or services to the Operating Partnership in exchange for limited partnership units (“OP Units”). The Company’s common stock is listed on the New York Stock Exchange under the ticker symbol “GMRE.”

The Company elected to be taxed as a REIT for U.S. federal income tax purposes commencing with its taxable year ended December 31, 2016.

Note 2 – Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company, including the Operating Partnership and its wholly-owned subsidiaries. The Company presents the portion of any equity it does not own but controls (and thus consolidates) as noncontrolling interest. Noncontrolling interest in the Company includes the LTIP Units that have been granted to directors, officers and affiliates of the Company and the OP Units held by third parties. Refer to Note 5 – “Stockholders’ Equity” and Note 7 – “Stock-Based Compensation” for additional information regarding the OP Units and LTIP Units.

The Company classifies noncontrolling interest as a component of consolidated equity on its Consolidated Balance Sheets, separate from the Company’s total stockholders’ equity. The Company’s net income or loss is allocated to noncontrolling interests based on the respective ownership or voting percentage in the Operating Partnership associated with such noncontrolling interests and is removed from consolidated income or loss on the Consolidated Statements of Operations in order to derive net income or loss attributable to common stockholders. The noncontrolling ownership percentage is calculated by dividing the aggregate number of LTIP Units and OP Units held by the total number of units and shares outstanding. Any future issuances of additional LTIP Units or OP Units would change the noncontrolling ownership interest.

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires the Company to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and footnotes. Actual results could differ from those estimates.

Revenue Recognition

On January 1, 2018, the Company adopted the provisions of Accounting Standards Update (“ASU”) 2014-09 “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). The update’s core principle is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 was permitted to be applied retrospectively to each prior period presented or prospectively with the cumulative effect, if any, recognized as of the date of adoption.  The Company selected the modified retrospective transition method as of the date of adoption and concluded that all of the Company’s material revenue streams fell outside of the scope of the guidance.  Rental income from leasing arrangements is specifically excluded from the standard.  The Company analyzed its remaining revenue streams and concluded there were no changes in revenue recognition with the adoption of the new standard.  As such, adoption of ASU 2014-09 did not result in a cumulative adjustment recognized as of January 1, 2018, and the standard did not have a material impact on the Company’s consolidated financial statements or disclosures.

The Company’s operations primarily consist of rental revenue earned from tenants under leasing arrangements which provide for minimum rent and escalations. The leases have been accounted for as operating leases. For operating leases with contingent rental escalators, revenue is recorded based on the contractual cash rental payments due during the period. Revenue from leases with fixed annual rental escalators are recognized on a straight-line basis over the initial lease term, subject to a collectability assessment, with the difference between the contractual rental receipts and the straight-line amounts recorded as a “deferred rent receivable.” Additionally, the Company recognizes “expense recoveries” revenue, which represents revenue recognized related to tenant reimbursement of real estate taxes, insurance, and certain other operating expenses. The Company recognizes these reimbursements and related expenses on a gross basis in its Consolidated Statements of Operations, i.e., the Company recognizes an equivalent increase in revenue (“expense recoveries”) and expense (“operating expenses”).

The Company assesses the need for an allowance for doubtful accounts, including an allowance for operating lease straight-line rent receivables, for estimated losses resulting from tenant defaults, or the inability of tenants to make contractual rent and tenant recovery payments at each reporting date. The Company also monitors the liquidity and creditworthiness of its tenants and operators on a continuous basis. This evaluation considers industry and economic conditions, property performance, credit enhancements and other factors. For operating lease straight-line rent amounts, the Company's assessment is based on amounts estimated to be recoverable over the term of the lease. As of December 31, 2018 and 2017 no allowance was recorded as one was not deemed necessary.

Purchase of Real Estate

On January 1, 2018, the Company adopted the provisions of ASU 2017-01 – “Business Combinations (Topic 805): Clarifying the Definition of a Business” (“ASU 2017-01”). ASU 2017-01 provides revised guidance to determine when an acquisition meets the definition of a business or alternatively should be accounted for as an asset acquisition. ASU 2017-01 requires that, when substantially all of the fair value of an acquisition is concentrated in a single identifiable asset or a group of similar identifiable assets, the asset or group of similar identifiable assets does not meet the definition of a business and therefore is required to be accounted for as an asset acquisition. Transaction costs are capitalized for asset acquisitions and expensed as incurred for business combinations. ASU 2017-01 will result in most, if not all, of the Company’s post-January 1, 2018 acquisitions being accounted for as asset acquisitions because substantially all of the fair value of the gross assets the Company acquires are concentrated in a single asset or group of similar identifiable assets. For asset acquisitions that are “owner occupied” (meaning that the seller either is the tenant or controls the tenant), the purchase price, including capitalized acquisition costs, will be allocated to land and building based on their relative fair values with no value allocated to intangible assets or liabilities. For asset acquisitions where there is a lease in place but not “owner occupied,” the Company will also allocate the purchase price to tangible assets and any intangible assets acquired or liabilities assumed based on their relative fair values. Fair value is determined based upon the guidance of Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures and generally are determined using Level 2 inputs, such as rent comparables, sales comparables, and broker indications. Although Level 3 inputs are utilized, they are minor in comparison to the Level 2 data used for the primary assumptions. The determination of fair value involves the use of significant judgment and estimates. The Company makes estimates to determine the fair value of the tangible and intangible assets acquired and liabilities assumed using information obtained from multiple sources, including pre-acquisition due diligence, and the Company routinely utilizes the assistance of a third-party appraiser. Initial valuations are subject to change until the information is finalized, no later than 12 months from the acquisition date. The Company expenses transaction costs associated with acquisitions accounted for as business combinations in the period incurred.

Valuation of tangible assets:

The fair value of land is determined using the sales comparison approach whereby recent comparable land sales and listings are gathered and summarized. The available market data is analyzed and compared to the land being valued and adjustments are made for dissimilar characteristics such as market conditions, size, and location. The Company estimates the fair value of buildings acquired on an as-if-vacant basis and depreciates the building value over its estimated remaining life. The Company determines the fair value of site improvements (non-building improvements that include paving and other) using the cost approach, with a deduction for depreciation, and depreciates the site improvements over their estimated remaining useful lives. Tenant improvements represent fixed improvements to tenant spaces, the fair value of which is estimated using prevailing market tenant improvement allowances that would be given to attract a new tenant, estimated based on the assumption that it is a necessary cost of leasing up a vacant building. Tenant improvements are amortized over the remaining term of the lease.

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

Assets Held for Sale and Discontinued Operations

The Company may sell properties from time to time for various reasons, including favorable market conditions. The Company classifies certain long-lived assets as held for sale once the criteria, as defined by GAAP, have been met. Long-lived assets to be disposed of are reported at the lower of their carrying amount or fair value minus cost to sell and are no longer depreciated. No properties were classified as held for sale as of December 31, 2018 or 2017 and the Company’s one disposition during the year ended December 31, 2018 did not qualify as discontinued operations.

Impairment of Long-Lived Assets

The Company evaluates its real estate assets for impairment at each reporting date or whenever events or circumstances indicate that its carrying amount may not be recoverable. If an impairment indicator exists, the Company compares the expected future undiscounted cash flows against the carrying amount of the asset. If the sum of the estimated undiscounted cash flows is less than the carrying amount of the asset, the Company would record an impairment loss for the difference between the estimated fair value and the carrying amount of the asset.

Cash and Cash Equivalents and Restricted Cash

On January 1, 2018 the Company adopted the provisions of ASU 2016-18, “Statement of Cash Flows (Topic 230) Restricted Cash” (“ASU 2016-18”), which requires that the statement of cash flows explain the change during the period in the total of cash and cash equivalents and amounts generally described as restricted cash. In accordance with the requirements of ASU 2016-18, the following table provides a reconciliation of the Company’s cash and cash equivalents and restricted cash that sums to the total of those amounts at the end of the periods presented on the Company’s accompanying Consolidated Statements of Cash Flows for the years ended December 31, 2018 and 2017:

	2018	2017
Cash and cash equivalents	$3,631	$5,109
Restricted cash	1,212	2,005
Total cash and cash equivalents and restricted cash	$4,843	$7,114

The Company considers all demand deposits, cashier’s checks, money market accounts, and certificates of deposit with a maturity of three months or less to be cash equivalents. Amounts included in restricted cash represent: (1) certain security deposits received from tenants at the inception of their leases; (2) cash required to be held by a third-party lender as a reserve for debt service; and (3) funds held by the Company that were received from certain tenants that the Company collected to pay specific tenant expenses, such as real estate taxes and insurance, on the tenant’s behalf.

Tenant Receivables

The tenant receivable balance as of December 31, 2018 and 2017 was $2,905 and $704, respectively. The balance as of December 31, 2018 consisted of $783 in funds owed from the Company’s tenants for rent that the Company had earned but had not yet received, and $1,062 in funds owed by certain of the Company’s tenants for amounts the Company collects to pay specific tenant expenses, such as real estate taxes and insurance, on the tenants’ behalf. Additionally, the balance as of December 31, 2018 included a $1,000 receivable for a loan that was made to one of the Company’s tenants. This loan bears interest at an annual rate of 12%, is due in October 2019, and is secured by first liens against certain of the tenant’s assets as well as personal guarantees from the tenant’s owners. Additionally there are $60 in miscellaneous receivables included in the tenant receivables balance. The balance as of December 31, 2017 consisted of $125 in funds owed from the Company’s tenants for rent that the Company had earned but had not yet received, and $579 in funds owed by certain of the Company’s tenants for amounts the Company collects to pay specific tenant expenses, such as real estate taxes and insurance, on the tenants’ behalf.

Escrow Deposits

Escrow deposits include funds held in escrow to be used for the acquisition of properties in the future and for the payment of taxes, insurance, and other amounts as stipulated by the Company’s Cantor Loan, as hereinafter defined. The escrow balance as of December 31, 2018 and 2017 was $1,752 and $1,638, respectively.

Deferred Assets

The deferred assets balance as of December 31, 2018 and 2017 was $9,352 and $3,993, respectively. The balance as of December 31, 2018 consisted of $8,706 in deferred rent receivables resulting from the recognition of revenue from leases with fixed annual rental escalations on a straight-line basis and the balance of $646 represented other deferred costs. The balance as of December 31, 2017 consisted of $3,842 in deferred rent receivables resulting from the recognition of revenue from leases with fixed annual rental escalations on a straight-line basis and the balance of $151 represented other deferred costs.

Other Assets

Other assets consists primarily of capitalized costs related to the Company’s property acquisitions. Costs that are incurred prior to the completion of the acquisition of a property are capitalized if all of the following conditions are met: (a) the costs are directly identifiable with the specific property, (b) the costs would be capitalized if the property were already acquired, and (c) acquisition of the property is probable. These costs are included with the value of the acquired property upon completion of the acquisition. The costs are charged to expense when it is probable that the acquisition will not be completed. The other assets balance was $322 as of December 31, 2018, which consisted of $139 in capitalized costs related to property acquisitions and $183 in a prepaid asset. The other assets balance was $459 as of December 31, 2017, which consisted of $316 in capitalized costs related to property acquisitions and $143 in a prepaid asset.

Security Deposits and Other

The security deposits and other liability balance as of December 31, 2018 and 2017 was $4,152 and $2,128, respectively. The balance as of December 31, 2018 consisted of security deposits of $3,272 and a tenant impound liability of $880 related to amounts owed for specific tenant expenses, such as real estate taxes and insurance. The balance as of December 31, 2017 consisted of security deposits of $1,620 and a tenant impound liability of $508 related to amounts owed for specific tenant expenses, such as real estate taxes and insurance.

Derivative Instruments - Interest Rate Swap Agreements

As of December 31, 2018, the Company had three interest rate swap derivative instruments that were designated as cash flow hedges of interest rate risk. In accordance with the Company’s risk management strategy, the purpose of the interest rate swaps is to manage interest rate risk for certain of the Company’s variable-rate debt. The interest rate swaps involve the Company’s receipt of variable-rate amounts from three counterparties in exchange for the Company making fixed-rate payments over the life of the agreement. The Company accounts for derivative instruments in accordance with the provisions of ASC Topic 815, “Derivatives and Hedging.” Additionally, effective July 1, 2018, the Company adopted the provisions of ASU No. 2017-12, “Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities” (“ASU 2017-12”). The purpose of ASU 2017-12 is to better align a company’s financial reporting for hedging activities with the economic objectives of those activities. The adoption of ASU 2017-12 did not have a material impact on the Company’s consolidated financial statements or disclosures. As of December 31, 2018 and 2017, the Company’s liability balance related to these swaps was $3,487 and zero, respectively. Refer to Note 4 – “Notes Payable and Revolving Credit Facility” for additional details.

Net Loss Attributable to Common Stockholders Per Share

The Company uses the treasury stock method to compute diluted net income or loss attributable to common stockholders per share. Basic net income or loss per share of common stock is computed by dividing net income or loss attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted net income or loss per share of common stock is computed by dividing net income or loss attributable to common stockholders by the sum of the weighted average number of shares of common stock outstanding plus any potential dilutive shares for the period.  As of December 31, 2018, 353 LTIP Units had vested, none of which were converted into OP Units, and there were 3,145 outstanding OP Units held by third parties. As of December 31, 2017, 267 LTIP Units had vested, none of which were converted into OP Units, and there were 1,246 outstanding OP Units held by third parties. The OP Units and LTIP Units are not reflected in the diluted per share calculation because the exchange of OP Units and LTIP Units into common stock is on a one-for-one basis, and both are allocated net income on a per share basis equal to the common stock. Accordingly, any exchange would not have any effect on diluted net income (loss) available to common stockholders per share. The Company considered the requirements of the two-class method when computing earnings per share and determined that there would be no difference in its reported results if that method was utilized.

Debt Issuance Costs

Debt issuance costs include amounts paid to lenders and other third parties to obtain both fixed term and revolving debt and are amortized to interest expense on a straight-line basis over the term of the related debt. Refer to Note 4 – “Notes Payable and Revolving Credit Facility” for additional details.

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

Stock-Based Compensation

On July 1, 2018, the Company adopted the provisions of ASU 2018-07, “Improvements to Nonemployee Share-Based Payment Accounting” (“ASU 2018-07”). The Company grants LTIP Unit awards, including awards that vest over time and awards that vest based on specified performance criteria, to employees of its Advisor (deemed to be non-employees of the Company), and to the Company’s independent directors (deemed to be employees of the Company). ASU 2018-07 simplifies several aspects of the accounting for non-employee transactions by stipulating that the existing accounting guidance for share-based payments to employees, accounted for under ASC Topic 718, “Compensation-Stock Compensation,” will also apply to non-employee share-based transactions, accounted for under ASC Topic 505, “Equity.” The adoption of ASU 2018-07 did not have a material impact on the Company’s consolidated financial statements or disclosures. Refer to Note 7 – “Stock Based Compensation” for additional details.

Depreciation Expense

Depreciation expense is computed using the straight-line method over the estimated remaining useful lives of the buildings, which are generally between 23 and 50 years, tenant improvements, which are generally between 1 and 19 years, and site improvements which are generally between 3 and 14 years.

Income Taxes

The Company elected to be taxed as a REIT for U.S. federal income tax purposes commencing with its taxable year ended December 31, 2016. REITs are generally not subject to federal income taxes if the Company can meet many specific requirements. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal and state income tax (including for 2017 and prior taxable years only, any applicable alternative minimum tax) on its taxable income at regular corporate tax rates, and the Company could not re-elect REIT status until the fifth calendar year after the year in which the failure occurred. Although the Company qualifies as a REIT, it may be subject to certain state or local income taxes, and if the Company creates a TRS, the TRS will be subject to federal, state and local taxes on its income at regular corporate rates. The Company recognizes the tax effects of uncertain tax positions only if the position is more likely than not to be sustained upon audit, based on the technical merits of the position. The Company has not identified any material uncertain tax positions and recognizes interest and penalties in income tax expense, if applicable. The Company is currently not under examination by any income tax jurisdiction.

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

The Company considers the carrying values of cash and cash equivalents, escrow deposits, accounts and other receivables, and accounts payable and accrued expenses to approximate the fair value for these financial instruments because of the short period of time since origination or the short period of time between origination of the instruments and their expected realization. Due to the short-term nature of these instruments, Level 1 and Level 2 inputs are utilized to estimate the fair value of these financial instruments. The fair values determined related to the Company’s interest rate swap transactions utilize Level 2 inputs, since there is heavy reliance on a variety of inputs including contractual terms, interest rate curves, yield curves, measure of volatility, and correlations of such inputs. The fair values determined related to the Company’s acquisitions of real estate where the identification and recording of intangible assets and liabilities is required primarily utilize Level 2 inputs since there is heavy reliance on market observable data such as rent comparables, sales comparables, and broker indications. Although some Level 3 inputs are utilized they are minor in comparison to the Level 2 date used for the primary assumptions as it relates to acquisitions of real estate.

Segment Reporting

ASC Topic 280, Segment Reporting, establishes standards for reporting financial and descriptive information about a public entity's reportable segments. The Company has determined that it has one reportable segment, with activities related to investing in medical properties. The Company evaluates the operating performance of its investments on an individual asset level basis.

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (FASB) issued ASU No. 2016-02 “Leases” (“ASU 2016-02”). This standard created Topic 842, “Leases,” and superseded FASB ASC Topic 840, “Leases.” ASU 2016-02 requires a lessee to recognize right of use assets and related lease liabilities from leases (both operating and finance leases). However, for leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election not to recognize lease assets and lease liabilities. The new standard requires lessors to account for operating leases using an approach that is substantially equivalent to existing guidance for operating leases. ASU 2016-02 is effective for annual reporting periods (including interim periods within those periods) beginning after December 15, 2018. The new standard was adopted using a modified retrospective method. Based on the election of the package of practical expedients, the Company has determined that its leases where it is the lessor and several ground leases where the Company is the lessee will continue to be accounted for as operating leases under the new standard. Further, the Company has elected the practical expedient to not separate non-lease components from lease components. Therefore, as of January 1, 2019, for the Company’s leases where it is the lessor, the Company does not anticipate changes in the accounting for its lease revenues and expenses. For the Company’s ground leases where it is the lessee, the Company will be required to recognize right of use assets and related lease liabilities on its consolidated balance sheets upon adoption. As of January 1, 2019, the Company anticipates recognizing right of use assets and related lease liabilities of approximately $2,250.

Reclassification

The Company reclassified the line item “Deferred financing costs, net” on its Consolidated Balance Sheet as of December 31, 2017 to present this amount as a reduction of the Company’s “Revolving Credit Facility” liability balance. The deferred financing cost, net balance consists of costs incurred related to securing and amending the Company’s revolving credit facility (net of accumulated amortization). The reclassification was made to conform to the Company’s presentation of this line item in the Company’s Consolidated Balance Sheet as of December 31, 2018, which treats all unamortized deferred financing costs as a reduction of the related debt balance.

Note 3 – Property Portfolio

Summary of Properties Acquired During the Year Ended December 31, 2018

During the year ended December 31, 2018, the Company completed 14 acquisitions. Substantially all of the fair value of the acquisitions was concentrated in a single identifiable asset or group of similar identifiable assets and, therefore, all of the acquisitions represent asset acquisitions under the guidance provided by ASU 2017-01. Accordingly, transaction costs for these acquisitions were capitalized.

A rollforward of the gross investment in land, building and improvements as of December 31, 2018, resulting from these acquisitions is as follows:

	Land	Building	Site & Tenant Improvements	Acquired Lease Intangibles	Gross Investment in Real Estate
Balances as of January 1, 2018	$42,701	$384,338	$12,818	$31,650	$471,507
Facility Acquired – Date Acquired:
Moline / Silvis – 1/24/18	-	4,895	1,216	989	7,100
Freemont – 2/9/18	162	8,335	-	-	8,497
Gainesville – 2/23/18	625	9,885	-	-	10,510
Dallas – 3/1/18	6,272	17,012	-	-	23,284
Orlando – 3/22/18	2,543	11,720	756	1,395	16,414
Belpre – 4/19/18	3,025	50,526	3,966	7,166	64,683
McAllen – 7/3/18	1,099	4,296	-	-	5,395
Derby – 8/3/18	412	2,496	243	453	3,604
Bountiful – 10/12/18	720	4,185	-	-	4,905
Cincinnati – 10/30/18	1,745	1,336	553	492	4,126
Melbourne – 11/16/18	645	5,950	117	1,007	7,719
Southern IL – 11/30/18	1,830	12,660	-	-	14,490
Vernon – 12/19/18	1,166	9,929	-	-	11,095
Corona – 12/31/18	1,601	14,689	-	-	16,290
Tenant improvements(1)	-	-	2,568	-	2,568
Total Additions(2):	21,845	157,914	9,419	11,502	200,680
Disposition of Great Bend – 12/20/18	(836)	(23,801)	-	-	(24,637)
Balances as of December 31, 2018	$63,710	$518,451	$22,237	$43,152	$647,550
(1)	Represents tenant improvements that were completed and placed in service during the year ended December 31, 2018 related to the Silvis and Sherman facilities that were acquired in January 2018 and June 2017, respectively. Of the $2,568, there were $2,535 of costs recorded as construction-in-process within the “Other Assets” line item in the Company’s Consolidated Balance Sheet when incurred and reclassified to investment in real estate once completed, and $33 of costs that were incurred and paid in cash and recorded directly as tenant improvements.
(2)	The Belpre, Southern IL, and Corona acquisitions included an aggregate of $16,362 of OP Units issued as part of the total consideration for those transactions. As indicated in footnote (1) above, $2,535 of completed construction-in-process costs were reclassified to investment in real estate during the year ended December 31, 2018. Additionally, an aggregate of $946 of intangible liabilities were acquired from the acquisitions that occurred during the year ended December 31, 2018. Accordingly, the total addition to gross investment in real estate funded with cash was $180,837.

Depreciation expense was $13,644, $7,929, and $2,335 for the years ended December 31, 2018, 2017, and 2016, respectively.

As of December 31, 2018, the Company had aggregate capital improvement commitments to improve or expand existing tenant space of $17 million. Many of these allowances are subject to contingencies that make it difficult to predict when such allowances will be utilized, if at all. In accordance with the terms of a number of the Company’s leases, tenant improvement obligations in 2019 could total approximately $9 million.

The following is a summary of the 14 acquisitions completed during the year ended December 31, 2018.

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

Fremont Facility - On February 9, 2018, the Company purchased a medical office building located in Fremont, Ohio for a purchase price of $8.5 million. Upon the closing of this acquisition, the Company entered into a new 12-year lease with Northern Ohio Medical Specialists, LLC (NOMS) with four consecutive five-year renewal options.

Gainesville Facility - On February 23, 2018, the Company purchased a medical office building and ambulatory surgery center located in Gainesville, Georgia for a purchase price of $10.5 million. Upon the closing of this acquisition, the Company entered into a new 12-year lease with SCP Eye Care Services, LLC with four consecutive five-year renewal options.

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

Orlando Facilities – On March 22, 2018, the Company purchased five medical office buildings located in Orlando, Florida from five affiliated sellers for an aggregate purchase price of $16.4 million. Upon the closing of this acquisition, the Company assumed five existing leases with Orlando Health, Inc. One lease has approximately one year remaining in its initial term, with one 10-year renewal option; one lease has approximately six years remaining in its initial term, with three consecutive five-year renewal options; one lease has approximately six years remaining in its initial term, with four consecutive five-year renewal options; one lease has approximately six years remaining in its initial term, with three consecutive five-year renewal options; and one lease was amended at closing to extend the remaining term to five years with four consecutive five-year renewal options. The following table presents the details of the tangible and intangible assets acquired and liabilities assumed:

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

Land and site improvements	$566
Building and tenant improvements	2,585
In-place leases	299
Leasing costs	154
Below market lease intangibles	(23)
Total purchase price	$3,581

Bountiful Facility - On October 12, 2018, the Company purchased a medical office building located in Bountiful, Utah for a purchase price of $4.9 million. Upon the closing of this acquisition, the Company entered into a lease with Ryan K. Anderson, D.P.M., P.C., a professional corporation doing business as Foot and Ankle Specialists of Utah. The lease has an initial term of 15 years, with two consecutive 15 year extension options.

Cincinnati Facility - On October 30, 2018, the Company purchased a medical office building located in Cincinnati, Ohio, for a purchase price of $4.0 million. Upon the closing of the acquisition, the Company assumed the existing leases with TriHealth, Inc., as tenant as follows: (i) the lease of Unit A with seven years remaining in the initial term and three consecutive five year renewal options; (ii) the lease of Unit B with eight years remaining in the initial term and three consecutive five year renewal options; and (iii) the lease of Unit C with seven years remaining in the initial term and three consecutive five year renewal options. The following table presents the details of the tangible and intangible assets acquired and liabilities assumed:

Land and site improvements	$1,824
Building and tenant improvements	1,810
In-place leases	236
Above market lease intangibles	131
Leasing costs	125
Below market lease intangibles	(52)
Total purchase price	$4,074

Melbourne Facility - On November 16, 2018, the Company purchased a medical office building located in Melbourne, Florida for a purchase price of $7.7 million. Upon the closing of the acquisition, the Company assumed the existing lease with Brevard Radiation Oncology, LLC, as tenant. The lease has five years remaining in the initial term, with two consecutive five year renewal options. The following table presents the details of the tangible and intangible assets acquired and liabilities assumed:

Land and site improvements	$732
Building and tenant improvements	5,980
In-place leases	346
Above market lease intangibles	504
Leasing costs	157
Total purchase price	$7,719

Southern IL Facilities - On November 30, 2018, the Company purchased six buildings at four locations in Southern Illinois, for an aggregate purchase price of $14.5 million. Details regarding the six buildings and the Company’s tenants and lease terms are as follows:

Two of the six buildings are medical office buildings located in Shiloh, Illinois. Upon the closing of the acquisition, the Company assumed two leases at one of the buildings located in Shiloh as follows: (i) a lease of Suite 1 with SSM Health Care St. Louis with approximately seven years remaining in the initial term and two consecutive five year renewal options; and (ii) a lease of Suite 2 with Metro East Dermatology and Skin Cancer Center, LLC with approximately one year remaining in the initial term and consecutive one year renewal options unless the Company or the tenant terminates the lease in writing prior to the expiration of the term. Upon the closing of the acquisition of the second building located in Shiloh, the Company assumed a lease of Suite 2 with Quest Diagnostics Clinical Laboratories, Inc. with approximately nine months remaining in the initial term and two consecutive five year renewal options. The Company entered into a new lease of Suite 1 with Heartland Women’s Healthcare IL, P.C. having an initial term of 12 years and two consecutive five year renewal options. The tenant’s obligations under this lease are guaranteed by USA OBGYN Management, LLC.

One of the six buildings is a mixed-use, commercial building located in Carbondale, Illinois. At the time of the closing of the acquisition, portions of the building were leased to six different tenants for medical, general office and restaurant uses. Simultaneously with the closing, the Company entered into a lease with Seller’s affiliate, Heartland Women’s Healthcare, Ltd. (the “Master Tenant”) having an initial term of 12 years and two consecutive five year renewal options. For the first five years of the initial term, the Master Tenant master leases the entire building (with the leases existing at the time of closing being converted to subleases between the Master Tenant and such tenants). For the last seven years of the initial term and any renewal terms, the premises is reduced to 6,592 rentable square feet, and any other leases then in effect are assigned to the Company and become direct leases between the Company and the tenants under those leases. The Master Tenant’s obligations under this lease are guaranteed by USA OBGYN Management, LLC.

One of the six buildings is a medical office building located in Marion, Illinois. Upon the closing of the acquisition, the Company entered into a lease with Heartland Women’s Healthcare, Ltd. for the entire building, having an initial term of 12 years and two consecutive five year renewal options. The tenant’s obligations under this lease are guaranteed by USA OBGYN Management, LLC.

Two of the six buildings are medical office buildings located in Mount Vernon, Illinois. Upon the closing of the acquisition, the Company entered into a lease with Heartland Women’s Healthcare, Ltd. for both buildings, having an initial term of 12 years and two consecutive five year renewal options. The tenant’s obligations under this lease are guaranteed by USA OBGYN Management, LLC.

Vernon Facilities - On December 19, 2018, the Company purchased two medical office buildings located in Vernon, Connecticut for a total purchase price of $10.9 million. Upon the closing of the acquisition, the Company leased the facilities to Prospect ECHN, Inc. One lease has an initial term of 15 years with two consecutive 10-year extension option, and the other lease has an initial term of 12 years with two consecutive 10-year extension options.

Corona Facility - On December 31, 2018, the Company purchased a medical office building located in Corona, California for a purchase price of $17.2 million. Upon the closing of the acquisition, the Company entered into a lease with Citrus Valley Medical Associates, Inc. The lease has an initial term of 12 years with no renewal option.

Disposition

On December 20, 2018, the Company disposed of the Great Bend Regional Hospital receiving gross proceeds of $32.5 million, resulting in a gain of approximately $7.7 million. After commissions and expenses paid, net proceeds received were $31.6 million.

Summary of Properties Acquired During the Year Ended December 31, 2017

During the year ended December 31, 2017, the Company completed 23 acquisitions. A rollforward of the gross investment in land, building and improvements as of December 31, 2017, resulting from these acquisitions is as follows:

	Land	Building	Site & Tenant Improvements	Acquired Lease Intangibles	Gross Investment in Real Estate
Balances as of January 1, 2017	$17,786	$179,253	$2,651	$7,187	$206,877
Facility Acquired – Date Acquired:
Cape Coral – 1/10/17	352	7,017	-	-	7,369
Lewisburg – 1/12/17	471	5,819	505	505	7,300
Las Cruces – 2/1/17	396	4,618	-	-	5,014
Prescott – 2/9/17	791	3,821	-	-	4,612
Clermont – 3/1/17	-	4,361	206	868	5,435
Sandusky – 3/10/17	409	3,998	-	-	4,407
Great Bend – 3/31/17	837	23,801	-	-	24,638
Oklahoma City – 3/31/17	2,087	37,714	1,876	7,823	49,500
Sandusky – 4/21/17	98	978	-	-	1,076
Brockport – 6/27/17	413	6,885	492	1,295	9,085
Flower Mound – 6/27/17	581	2,922	382	407	4,292
Sherman facility – 6/30/17	1,601	25,011	-	-	26,612
Sandusky facility – 8/15/17	56	1,215	-	-	1,271
Lubbock facility – 8/18/17	1,303	5,042	947	908	8,200
Germantown – 8/30/17	2,700	8,078	657	4,505	15,940
Austin – 9/25/17	6,958	28,508	1,373	3,811	40,650
Fort Worth – 11/10/17	1,487	3,334	643	786	6,250
Albertville – 11/10/17	866	3,486	1,246	1,202	6,800
Moline – 11/10/17	722	8,175	1,194	1,916	12,007
Lee’s Summit – 12/18/17	428	2,426	646	437	3,937
Amarillo – 12/20/17	1,437	7,254	-	-	8,691
Wyomissing – 12/21/17	487	5,250	-	-	5,737
Saint George – 12/22/17	435	5,372	-	-	5,807
Total Additions(1):	24,915	205,085	10,167	24,463	264,630
Balances as of December 31, 2017	$42,701	$384,338	$12,818	$31,650	$471,507

(1)	The Lubbock and Moline facility acquisitions included an aggregate of approximately $11,300 of OP Units issued as part of the total consideration. Additionally, an aggregate of $1,110 of intangible liabilities were acquired from the acquisitions that occurred during the year ended December 31, 2017, resulting in total gross investments funded using cash of $252,220

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

Clermont Facility - On March 1, 2017, the Company purchased the seller’s interest, as ground lessee, in certain real property and a medical building located in Clermont, Florida, for a purchase price of $5.2 million. The ground lease has a remaining term of approximately 71 years. Upon closing of this acquisition, the Company assumed four subleases: two subleases with South Lake Hospital, Inc. each expiring in 2024, each with two, five-year tenant renewal options, one sublease with Orlando Health, Inc. expiring in 2021 with two, five-year renewal options, and one sublease with Vascular Specialists of Central Florida expiring in 2024 with two, five-year renewal options. The following table presents the preliminary purchase price allocation:

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

Brockport Facility - On June 27, 2017, the Company purchased a medical office building located in Brockport, New York for a purchase price of $8.7 million. Upon the closing of this acquisition, the Company assumed the existing lease with The Unity Hospital of Rochester. The lease has a remaining term expiring 2030, with three consecutive five-year tenant renewal options. The following table presents the preliminary purchase price allocation:

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

Lubbock Facility - On August 18, 2017, the Company purchased a medical office building located in Lubbock, Texas for a purchase price of $8.2 million. Upon the closing of this acquisition, the Company entered into a new lease with Lubbock Heart Hospital, LLC. The lease has a remaining term expiring 2029, with two consecutive five-year tenant renewal options. The following table presents the preliminary purchase price allocation:

Land and site improvements	$1,567
Building and tenant improvements	5,725
In-place leases	414
Leasing costs	494
Total purchase price	$8,200

Germantown Facility - On August 30, 2017, the Company purchased a medical office building located in Germantown, Tennessee for a purchase price of $15.9 million. Upon the closing of this acquisition, the Company assumed three existing leases with the Urology Center of the South. The leases have remaining terms of approximately seven years and each lease has two consecutive five-year tenant renewal options. The following table presents the preliminary purchase price allocation:

Land and site improvements	$3,050
Building and tenant improvements	8,385
Above market lease intangible	3,284
In-place leases	587
Leasing costs	634
Total purchase price	$15,940

Austin Facility - On September 25, 2017, the Company purchased a rehabilitation hospital located in Austin, Texas and approximately 1.27 acres of land adjacent to the hospital that has been planned to accommodate the development of a long-term, acute care hospital for an aggregate purchase price of $40.7 million. Upon the closing of the acquisition of the facility, the Company assumed the existing lease with CTRH, LLC. The lease has a remaining term of approximately 9.6 years, with four consecutive five-year tenant renewal options, and 80% of the lease payments are guaranteed by Kindred Healthcare. The following table presents the preliminary purchase price allocation:

Land and site improvements	$7,223
Building and tenant improvements	29,616
Above market lease intangible	246
In-place leases	1,680
Leasing costs	1,885
Total purchase price	$40,650

Fort Worth Facility - On November 10, 2017, the Company purchased a medical office building located in Fort Worth, Texas for a purchase price of $6.3 million. Upon the closing of the acquisition, the Company assumed the existing lease with Texas Digestive Disease Consultants, PLLC. The lease has a remaining term of approximately 10 years with two consecutive five year tenant renewal options. The following table presents the preliminary purchase price allocation:

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

Lee’s Summit Facility - On December 18, 2017, the Company purchased a medical office building located in Lee’s Summit, Missouri for a purchase price of $3.8 million. Upon the closing of the acquisition, the Company assumed the existing lease with Prime Healthcare Services Blue Springs, LLC. The lease has remaining term of approximately seven years remaining in its initial term, with two three- year extension options. The following table presents the preliminary purchase price allocation:

Land and site improvements	$571
Building and tenant improvements	2,929
In-place leases	303
Leasing costs	134
Below market lease intangible	(137)
Total purchase price	$3,800

The following acquisitions completed during the year ended December 31, 2017 were accounted for as asset acquisitions:

Cape Coral Facility - On January 10, 2017, the Company purchased a medical office building located in Cape Coral, Florida, for a purchase price of $7.3 million. Upon the closing of the acquisition, the Company entered into a new 10-year lease with The Sypert Institute, P.A. with three consecutive five-year tenant renewal options.

Las Cruces Facility - On February 1, 2017, the Company purchased a medical office building located in Las Cruces, New Mexico for a purchase price of $5.0 million. Upon closing of this acquisition, the Company entered into a new 12-year lease with Las Cruces Orthopedic Associates with four consecutive five-year tenant renewal options.

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

Amarillo Facility - On December 20, 2017, the Company purchased a medical office building located in Amarillo, Texas for a purchase price of $8.7 million. Upon the closing of this acquisition, the Company entered into a new 12-year lease with Amarillo Bone & Joint Clinic PLLC. with two consecutive 10-year tenant renewal options.

Wyomissing Facility - On December 21, 2017, the Company purchased a medical office building located in Wyomissing, Pennsylvania for a purchase price of $5.6 million. Upon the closing of this acquisition, the Company entered into a new 10-year lease with Berks-Schuylkill Respiratory Specialists, Ltd. with two consecutive five year tenant renewal options.

Saint George Facility - On December 22, 2017, the Company purchased a medical office building located in St. George, Utah for a purchase price of $5.8 million. Upon the closing of this acquisition, the Company entered into a new 12-year lease with Jason A. Ahee, M.D. P.C. doing business as Zion Eye Institute with four consecutive five-year tenant renewal options.

Intangible Assets and Liabilities

The following is a summary of the carrying amount of intangible assets and liabilities as of December 31, 2018 and 2017:

	As of December 31, 2018
	Cost	Accumulated Amortization	Net
Assets
In-place leases	$21,753	$(4,037)	$17,716
Above market ground lease	707	(28)	679
Above market leases	8,009	(1,096)	6,913
Leasing costs	12,683	(1,703)	10,980
	$43,152	$(6,864)	$36,288
Liability
Below market leases	$2,336	$(308)	$2,028

	As of December 31, 2017
	Cost	Accumulated Amortization	Net
Assets
In-place leases	$17,061	$(1,577)	$15,484
Above market ground lease	488	(6)	482
Above market leases	4,625	(220)	4,405
Leasing costs	9,476	(538)	8,938
	$31,650	$(2,341)	$29,309
Liability
Below market leases	$1,389	$(98)	$1,291

The following is a summary of the acquired lease intangible amortization:

	Year Ended December 31,
	2018	2017	2016
Amortization expense related to in-place leases	$2,460	$1,542	$35
Amortization expense related to leasing costs	$1,165	$530	$7
Decrease in rental revenue related to above market ground lease	$22	$6	$-
Decrease in rental revenue related to above market leases	$876	$220	$-
Increase in rental revenue related to below market leases	$(210)	$(97)	$(1)

Future aggregate net amortization of the acquired lease intangible assets and liabilities as of December 31, 2018, is as follows:

	Net Decrease in Revenue	Increase in Expense
2019	$(772)	$3,885
2020	(721)	3,831
2021	(724)	3,217
2022	(725)	2,908
2023	(703)	2,626
Thereafter	(1,919)	12,229
Total	$(5,564)	$28,696

For the year ended December 31, 2018, the weighted average amortization period for asset lease intangibles and liability lease intangibles are 7.11 years and 8.70 years, respectively.

Unaudited Pro Forma Financial Information

No acquisitions that occurred during 2018 qualified for treatment as a business combination and therefore pro forma information is not provided for acquisitions that occurred during the year ended December 31, 2018. The businesses acquired in 2017 and 2016 that were accounted for as business combinations were included in our results of operations from the dates of acquisition. The following table provides summary unaudited pro forma information as if the Company’s acquisitions during the years ended December 31, 2017 and 2016 that were accounted for as business combinations had occurred as of January 1, 2016:

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

Note 4 – Notes Payable and Revolving Credit Facility

Summary of Notes Payable, Net of Discount

The Company’s notes payable, net, includes two loans: (1) the Cantor Loan and (2) the West Mifflin Note, described in detail below. The following table sets forth the aggregate balances of these loans as of December 31, 2018 and 2017.

	December 31, 2018	December 31, 2017
Notes payable, gross	$39,475	$39,475
Less: Unamortized debt discount	(799)	(930)
Principal repayment	(22)	-
Notes payable, net	$38,654	$38,545

Costs incurred related to securing the Company’s fixed-rate debt instruments have been capitalized as a debt discount, net of accumulated amortization, and are netted against the Company’s Notes Payable balance in the accompanying Consolidated Balance Sheets. During the year ended December 31, 2018, the Company repaid $22 in principal related to the West Mifflin note. Amortization expense incurred related to the debt discount was $131, $132, and $331 for the years ended December 31, 2018, 2017, and 2016, respectively, and is included in the “Interest Expense” line item in the accompanying Consolidated Statements of Operations.

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

The note balance as of December 31, 2018 and 2017 was $32,097. Interest expense incurred on this note was for the years ended December 31, 2018, 2017, and 2016, was $1,699, $1,699, and $1,280, respectively.

As of December 31, 2018, scheduled principal payments due for each fiscal year ended December 31 are listed below as follows:

2019	$-
2020	-
2021	282
2022	447
2023	471
Thereafter	30,897
Total	$32,097

West Mifflin Note

On September 25, 2015, the Company, through its wholly-owned subsidiary GMR Pittsburgh LLC, as borrower, entered into a Term Loan and Security Agreement with Capital One to borrow $7,378. The note bears interest at 3.72% per annum and all unpaid interest and principal is due on September 25, 2020. Interest is paid in arrears and interest payments began on November 1, 2015 and have continued on the first day of each calendar month thereafter. Principal payments began on November 1, 2018 and have continued on the first day of each calendar month thereafter based on an amortization schedule with the remaining principal balance due on the maturity date. The Company, at its option, may prepay the note at any time, in whole (but not in part) with advanced written notice. The West Mifflin facility serves as collateral for the note. The note requires a quarterly fixed charge coverage ratio of at least 1:1, a quarterly minimum debt yield of 0.09:1.00, and annualized Operator EBITDAR (as defined in the note) measured on a quarterly basis of not less than $6,000. The Operator is Associates in Ophthalmology, Ltd. and Associates Surgery Centers, LLC. The Company made principal payments of $22 during the year ended December 31, 2018. The note balance as of December 31, 2018 and 2017 was $7,356 and $7,378, respectively. Interest expense incurred on this note was $280, $278, and $279 for the years ended December 31, 2018, 2017, and 2016, respectively.

As of December 31, 2018, scheduled principal payments due for each fiscal year ended December 31 are listed below as follows:

2019	$136
2020	7,220
Total	$7,356

Asheville Note Payable

In order to finance a portion of the purchase price of the Asheville facility, on September 15, 2014 the Company entered into a Promissory Note with the Bank of North Carolina to borrow $1,700 with interest on the outstanding principal balance at a fixed interest rate of 4.75% per annum. This note was paid in full on December 2, 2016 using proceeds from the Company’s senior revolving credit facility. In accordance with the terms of the note there was no prepayment penalty for the payoff of the note. Interest expense incurred on the note was $76 for the year ended December 31, 2016.

Omaha Note Payable

In order to finance a portion of the purchase price for the Omaha facility, on June 5, 2014 the Company entered into a Term Loan and Security Agreement with Capital One to borrow $15,060 with interest at 4.91% per annum. The note was paid in full on July 11, 2016 using the proceeds from the Company’s initial public offering. In accordance with the terms of the note the prepayment resulted in the Company being required to pay an early termination fee in the amount of $301 because the note was paid in full prior to its maturity date. This fee was also paid on July 11, 2016 and is recorded as “Interest Expense” in the accompanying Consolidated Statements of Operations for the year ended December 31, 2016. Interest expense incurred on the note was $488 for the year ended December 31, 2016.

Credit Facility

The Company, the Operating Partnership, as borrower, and certain of its subsidiaries (such subsidiaries, the “Subsidiary Guarantors”) are parties to a syndicated revolving credit facility with BMO Harris Bank N.A. (“BMO”), as Administrative Agent (the “Credit Facility). On August 7, 2018, the Company amended and restated the Credit Facility to (i) increase the overall capacity of the facility from $340 million to $350 million, consisting of a $250 million revolving credit facility (the “Revolver”) and a $100 million, five-year term loan (the “Term Loan”), (ii) extend the term of the Revolver to August 2022, with a one-year extension option, and (iii) implement a new reduced interest rate pricing matrix. The Credit Facility includes an accordion feature to increase the capacity to an aggregate of $500 million. Additionally, the Company hedged its interest rate risk on the Term Loan by entering into an interest rate swap agreement, with a notional amount of $100 million and a term of five years, which effectively fixed the LIBOR component on the Term Loan at 2.88%. Subsequently, on November 16, 2018, the Company entered into two additional interest rate swap agreements with separate counterparties for an aggregate notional amount of $70 million of the outstanding borrowing on the facility which effectively fixed the LIBOR component of the $70 million at 2.93%. For additional information related to the interest rate swap agreements see the “Derivative Instruments - Interest Rate Swap Agreements” section herein.

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

During the year ended December 31, 2018, the Company borrowed $186,100 under the Credit Facility and repaid $70,725 for a net amount borrowed of $115,375. During the year ended December 31, 2017 the Company borrowed $244,200 under the Credit Facility and repaid $107,000 for a net amount borrowed of $137,200. Interest expense incurred on the Credit Facility was $11,371, $4,234, and $46 for the years ended December 31, 2018, 2017, and 2016, respectively.

As of December 31, 2018 and 2017, the Company had the following outstanding borrowings under the Credit Facility:

	December 31, 2018	December 31, 2017
Revolver	$180,275	$164,900
Term Loan	100,000	-
Less: Unamortized deferred financing costs	(3,922)	(2,750)
Credit Facility, net	$276,353	$162,150

Costs incurred related to the Credit Facility, net of accumulated amortization, are netted against the Company’s “Revolving credit facility, net of unamortized discount” balance in the accompanying Consolidated Balance Sheets. The Company paid $2,811 and $2,915, related to modifications to the Credit Facility as well as fees related to adding properties to the borrowing base during the years ended December 31, 2018 and 2017, respectively. Amortization expense incurred was $1,639 and $1,092, and $19 for the years ended December 31, 2018, 2017, and 2016, respectively, and is included in the “Interest Expense” line item in the accompanying Consolidated Statements of Operations.

In July 2017, the Financial Conduct Authority (the authority that regulates LIBOR) announced that it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. The Alternative Reference Rates Committee ("ARRC") has proposed that the Secured Overnight Financing Rate ("SOFR") is the rate that represents best practice as the alternative to USD-LIBOR for use in derivatives and other financial contracts that are currently indexed to USD-LIBOR. ARRC has proposed a paced market transition plan to SOFR from USD-LIBOR and organizations are currently working on industry wide and company specific transition plans as it relates to derivatives and cash markets exposed to USD-LIBOR. The Company has material contracts that are indexed to USD-LIBOR and is monitoring this activity and evaluating the related risks.

Derivative Instruments - Interest Rate Swap Agreements

As of December 31, 2018, the Company had three interest rate swaps that are used to manage the interest rate risk and fix the LIBOR component of certain of its floating rate debt. On August 7, 2018 the Company executed an interest rate swap with BMO that was designated as a cash flow hedge on the Term Loan, with a notional amount of $100 million, a fixed interest rate of 2.88%, and a maturity date of August 8, 2023. Additionally, on November 16, 2018 the Company executed interest rate swaps with SunTrust Bank (“SunTrust”) and Citizens Bank of Pennsylvania (“Citizens”) that were each designated as cash flow hedges. The swap with SunTrust has a notional amount of $40 million and the swap with Citizens has a notional amount of $30 million and both have a fixed interest rate of 2.93%, and a maturity date of August 7, 2024.

In accordance with the provisions of ASC Topic 815, the Company records the swaps either as an asset or a liability measured at its fair value at each reporting period. When hedge accounting is applied, the change in the fair value of derivatives designated and that qualify as cash flow hedges is (i) recorded in accumulated other comprehensive income (loss) in the equity section of the Company’s Consolidated Balance Sheets and (ii) subsequently reclassified into earnings as interest expense for the period that the hedged forecasted transactions affect earnings. If specific hedge accounting criteria are not met, changes in the Company’s derivative instruments’ fair value are recognized currently as an adjustment to net income (loss).

The Company’s interest rate swaps are not traded on an exchange. The Company’s interest rate swap agreements are recorded at fair value based on a variety of observable inputs including contractual terms, interest rate curves, yield curves, measure of volatility, and correlations of such inputs. The Company measures its derivatives at fair value on a recurring basis based on the expected size of future cash flows on a discounted basis and incorporating a measure of non-performance risk. The fair values are based on Level 2 inputs within the framework of ASC Topic 820, “Fair Value Measurement.” The Company considers its own credit risk, as well as the credit risk of its counterparty, when evaluating the fair value of its derivative instruments.

The fair value of the Company’s interest rate swap agreements was a liability of $3,487 as of December 31, 2018. This amount is included in “Derivative Liability” line item on the Company’s Consolidated Balance Sheet as of December 31, 2018.

The table below details the components of the loss presented on the accompanying Consolidated Statements of Comprehensive Income (Loss) recognized on the Company’s interest rate swap agreements designated as cash flow hedges for the years ended December 31, 2018, 2017, and 2016.

	Years Ended December 31,
	2018	2017	2016

Amount of loss recognized in other comprehensive loss	$3,919	$-	$-
Amount of loss reclassified from accumulated other comprehensive loss into interest expense	(198)	-	-
Total change in accumulated other comprehensive loss	$3,721	$-	$-

During 2019, the Company estimates that an additional $667 will be reclassified as an increase to interest expense. Additionally, during the year ended December 31, 2018, the Company recorded total interest expense in its Consolidated Statements of Operations of $14,975.

Weighted-Average Interest Rate and Term

The weighted average interest rate and term of the Company’s debt was 4.64% and 4.24 years, respectively, at December 31, 2018, compared to 3.72% and 2.94 years, respectively, as of December 31, 2017.

Note 5 – Stockholders’ Equity

Preferred Stock

General

The Company’s charter authorizes the issuance of 10,000 shares of preferred stock, par value $0.001 per share. As of December 31, 2018 and 2017, there were 3,105 shares issued and outstanding.

On September 15, 2017, the Company closed on the issuance of 3,105 shares of its Series A Cumulative Redeemable Preferred Stock, $0.001 par value per share, with an initial liquidation preference of $25 per share (“Series A Preferred Stock”), inclusive of 405 shares issued in connection with the underwriters’ exercise of their over-allotment option. The Company may, at its option, redeem the Series A Preferred Stock for cash in whole or in part, from time to time, at any time on or after September 15, 2022, at a cash redemption price of $25 per share. The Series A Preferred Stock has no voting rights, except for limited voting rights if the Company fails to pay dividends for six quarterly periods. The issuance resulted in aggregate gross proceeds of $77,625. After deducting underwriting discounts and advisory fees of $2,445, and expenses paid by the Company that were directly attributable to the offering of $221 (which are both treated as a reduction of the “Preferred Stock” balance on the accompanying Consolidated Balance Sheets), the Company’s preferred stock balance as of December 31, 2018 and 2017 was $74,959. The net proceeds received from the transaction were primarily used to repay borrowings on the Company’s Revolving Credit Facility. The Company assessed the characteristics of the Series A Preferred Stock in accordance with the provisions of ASC Topic 480 – “Distinguishing Liabilities from Equity,” and concluded that the Series A Preferred Stock be classified as permanent equity.

Preferred Stock Dividends

Dividend activity on our preferred stock during the years ended December 31, 2018 and 2017 is summarized in the following table:

Date Announced	Record Date	Applicable Quarter	Payment Date	Quarterly Dividend		Dividends per Share

September 29, 2017	October 15, 2017	Q3 2017	October 31, 2017	$745		$0.23960
December 15, 2017	January 15, 2018	Q4 2017	January 31, 2018	$1,455		$0.46875
March 7, 2018	April 15, 2018	Q1 2018	April 30, 2018	$1,456		$0.46875
June 15, 2018	July 15, 2018	Q2 2018	July 31, 2018	$1,455		$0.46875
September 10, 2018	October 15, 2018	Q3 2018	October 31, 2018	$1,455		$0.46875
December 13, 2018	January 15, 2019	Q4 2018	January 31, 2019	$1,455	(1)	$0.46875

(1)	Two months of this amount, equal to $970, was accrued at December 31, 2018.

The holders of the Series A Preferred Stock are entitled to receive dividend payments only when, as and if declared by the Board (or a duly authorized committee of the Board). Dividends will accrue or be payable in cash from the original issue date, on a cumulative basis, quarterly in arrears on each dividend payment date at a fixed rate per annum equal to 7.50% of the liquidation preference of $25 per share (equivalent to $1.875 per share on an annual basis). Dividends on the Series A Preferred Stock will be cumulative and will accrue whether or not (i) funds are legally available for the payment of those dividends, (ii) the Company has earnings or (iii) those dividends are declared by the Board. The quarterly dividend payment dates on the Series A Preferred Stock are January 31, April 30, July 31 and October 31 of each year, which commenced on October 31, 2017. During the years ended December 31, 2018 and 2017, the Company paid preferred dividends of $5,821 and $745, respectively.

Common Stock

General

The Company has 500,000 of authorized shares of common stock, $0.001 par value. As of December 31, 2018 and 2017, there were 25,944 and 21,631 outstanding shares of common stock, respectively.

The Company is authorized to issue 1,000 shares of common stock to stockholders under its Dividend Reinvestment and Stock Purchase Plan. As of December 31, 2018, the Company had not issued any shares under the plan.

Common Stock Dividends

Since January 1, 2017, our Board has declared cash dividends on our common stock as summarized in the following table:

Date Announced	Record Date	Applicable Quarter	Payment Date	Dividend Amount(1)	Dividends per Share
December 14, 2016	December 27, 2016	Q4 2016	January 10, 2017	$3,604	$0.20
March 20, 2017	March 27, 2017	Q1 2017	April 10, 2017	$3,603	$0.20
June 16, 2017	June 27, 2017	Q2 2017	July 10, 2017	$3,608	$0.20
September 8, 2017	September 26, 2017	Q3 2017	October 9, 2017	$4,416	$0.20
December 15, 2017	December 26, 2017	Q4 2017	January 10, 2018	$4,552	$0.20
March 7, 2018	March 22, 2018	Q1 2018	April 10, 2018	$4,691	$0.20
June 15, 2018	June 26, 2018	Q2 2018	July 11, 2018	$4,786	$0.20
September 10, 2018	September 20, 2018	Q3 2018	October 10, 2018	$4,889	$0.20
December 13, 2018	December 26, 2018	Q4 2018	January 10, 2019	$5,695	$0.20

(1)	Includes dividends on granted LTIP Units and OP Units issued to third parties.

During the year ended December 31, 2018, the Company paid total dividends on its common stock, LTIP Units and OP Units in the amount of $18,918, consisting of the dividends declared for the fourth quarter of 2017 through the third quarter of 2018. Additionally, during the year ended December 31, 2017, the Company paid total dividends on its common stock, LTIP Units and OP Units in the amount of $15,231, consisting of the dividends declared for the fourth quarter of 2016 through the third quarter of 2017.

As of December 31, 2018 and 2017, the Company had an accrued dividend balance of $316 and $117 for dividends payable on the aggregate annual and long-term LTIP Units that are subject to retroactive receipt of dividends on the amount of LTIP Units ultimately earned. During the year ended December 31, 2018, $245 of dividends were accrued and $46 of dividends were paid related to these units. During the year ended December 31, 2017, $117 of dividends were accrued and no dividends related to these units were paid.

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

Other Common Stock Activity

On December 14, 2018, the Company closed an underwritten public offering of its common stock and on December 26, 2018 the Company closed on part of the over-allotment option granted to the underwriters. These transactions resulted in an aggregate of 3,651 shares of the Company’s common stock being issued at a public offering price of $9.00 per share, resulting in aggregate gross proceeds of $32,863. After deducting underwriting discounts and advisory fees of $1,149, and expenses paid by the Company that were directly attributable to the offering of $174 (both of which are treated as a reduction of the Company’s additional paid-in capital balance), the Company received net proceeds from the transactions of $31,540. The Company incurred an additional $53 of costs that were netted against additional paid-in capital that was unpaid and accrued at December 31, 2018.

On August 17, 2018, the Company, its Advisor, and the Operating Partnership entered into a Sales Agreement with a number of financial institutions, pursuant to which the Company may offer and sell, from time to time, up to $50 million of its common stock (the “ATM Program”), inclusive of any amounts sold under its prior sales agreement. During the year ended December 31, 2018, pursuant to the ATM Program, the Company sold and issued 662 shares of its common stock at an average share price of $9.41 receiving net proceeds of $5,767, which represented gross proceeds of $6,235 net of commissions of $122 and $346 in costs that the Company paid that were directly attributable to the offering under the ATM Program.

On June 30, 2017, the Company closed an underwritten public offering of its common stock and on July 20, 2017 the Company closed on the over-allotment option granted to the underwriters. These transactions resulted in an aggregate of 4,025 shares of its common stock being issued at a public offering price of $9.00 per share, resulting in aggregate gross proceeds of $36,225. After deducting underwriting discounts and advisory fees of $1,987, and expenses paid by the Company that were directly attributable to the offering of $443 (both of which are treated as a reduction of the Company’s additional paid-in capital balance), the Company received net proceeds from the transactions of $33,795.

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

OP Units

During the year ended December 31, 2018, the Company issued an aggregate of 1,899 OP Units with a value of $16,363 in connection with three facility acquisitions. During the year ended December 31, 2017, the Company issued an aggregate of 1,246 OP Units with a value of $11,532 primarily in connection with two facility acquisitions. As of December 31, 2018 and 2017, there were 3,145 and 1,246 OP Units issued, respectively, with an aggregate value of $27,894 and $11,532, respectively. The OP Unit value is based on the Company’s closing share price on the date of the respective transaction and is included as a component of noncontrolling interest equity in the Company’s Consolidated Balance Sheets as of December 31, 2018 and 2017.

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

In addition, pursuant to the initial management agreement the Company owed the Advisor an acquisition fee computed at a rate of 2% of the purchase price of an acquired facility.

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

The base management fee of the Advisor shall be calculated within 45 days after the end of each quarter and such calculation shall be promptly delivered to the Company. The Company is obligated to pay the quarterly installment of the base management fee calculated for that quarter in cash within 15 business days after delivery to the Company of the written statement of the Advisor setting forth the computation of the base management fee for such quarter.

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

Management Fees, Acquisition Fees, and Accrued Management Fees

For the years ended December 31, 2018, 2017, and 2016, management fees of $4,422, $3,123 and $1,434, respectively, were incurred and expensed by the Company. During the years ended December 31, 2018 and 2017 management fees of $4,343 and $2,680, respectively, were paid to the Advisor, resulting in accrued management fees due to the Advisor of $1,143 and $1,064, as of December 31, 2018 and 2017, respectively. During the year ended December 31, 2016 acquisition fees of $754 were expensed by the Company and paid to the Advisor.

Allocated General and Administrative Expenses

Effective May 8, 2017, the Company and the Advisor entered into an agreement pursuant to which, for a period of one year commencing on May 8, 2017, the Company agreed to reimburse the Advisor for $125 of the annual salary of the General Counsel and Secretary of the Company for so long as he continues to be primarily dedicated to the Company in his capacity as its General Counsel and Secretary. This agreement expired in May 2018 and was not renewed. In the future, the Company may receive additional allocations of general and administrative expenses from the Advisor that are either clearly applicable to or were reasonably allocated to the operations of the Company. Other than via the terms of the reimbursement agreement, there were no allocated general and administrative expenses from the Advisor for the years ended December 31, 2018, 2017, and 2016.

Due to Related Parties, Net

A rollforward of the due (to) from related parties balance, net, as of December 31, 2018, is as follows:

	Due to Advisor – Mgmt. Fees	Due (to) from Advisor – Other Funds	Due (to) from Other Related Party	Total Due (To) From Related Parties, Net
Balance as of January 1, 2018	$(1,064)	9	19	$(1,036)
Management fee expense incurred (1)	(4,422)	-	-	(4,422)
Management fees paid to Advisor (1)	4,343	-	-	4,343
Loans to Advisor (2)	-	43	-	43
Loans to other related parties (2)	-	-	42	42
Balance as of December 31, 2018	$(1,143)	52	61	$(1,030)

(1)Net amount accrued of $79 consists of $4,422 in management fee expense incurred, net of $4,343 of accrued management fees that were paid to the Advisor. This represents a cash flow operating activity.

(2)Aggregate amount of $85 represents amounts paid by the Company on behalf of several related party entities for miscellaneous purposes. This represents a cash flow investing activity.

A rollforward of the due (to) from related parties balance, net, as of December 31, 2017, is as follows:

	Due to Advisor – Mgmt. Fees	Due (to) from Advisor – Other Funds	Due (to) from Other Related Party	Total Due (To) From Related Parties, Net
Balance as of January 1, 2017	$(621)	-	40	$(581)
Management fee expense incurred (1)	(3,123)	-	-	(3,123)
Management fees paid to Advisor (1)	2,680	-	-	2,680
Loan repaid to Advisor (2)	-	9	-	9
Loan repaid by other related party (3)	-	-	(21)	(21)
Balance as of December 31, 2017	$(1,064)	9	19	$(1,036)

(1)Net amount accrued of $443 consists of $3,123 in management fee expense incurred, net of $2,680 of accrued management fees that were paid to the Advisor. This represents a cash flow operating activity.

(2)Amount represents the overpayment of expenses that were previously paid by the Advisor on the Company’s behalf. This represents a cash flow financing activity.

(3)Amount represents the net receipt by the Company of previous loans made by the Company to those related parties. This represents a cash flow investing activity.

Convertible Debenture, due to Related Party

Prior to 2016, the Company received funds from its prior majority stockholder, ZH USA, LLC, in the form of a convertible interest-bearing note (8% per annum, payable in arrears) which was due on demand unsecured debt. The Company had the option to prepay the note at any time, in whole or in part, and ZH USA, LLC had the ability to convert all or a portion of the outstanding principal amount of the note into shares of common stock in an amount equal to the principal amount of the note, together with accrued but unpaid interest, divided by $12.748. The outstanding balance on the convertible debenture was zero as of December 31, 2018 and 2017.

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

On June 15, 2016, in anticipation of its initial public offering, the Company entered into a Pay-Off Letter and Conversion Agreement (the “Pay-Off Letter and Conversion Agreement”) with ZH USA, LLC with regard to the Convertible Debentures loaned to the Company. Under the terms of the Pay-Off Letter and Conversion Agreement, upon the closing date of the initial public offering on July 1, 2016, ZH USA, LLC converted $15,030 of the principal under the Convertible Debenture into 1,179 shares of the Company’s registered common stock based on a conversion rate of $12.748 per share. Additionally, in accordance with the Pay-Off Letter and Conversion Agreement, on July 8, 2016 the Company paid off the remaining principal amount of $10,000 outstanding under the Convertible Debentures.

On July 8, 2016, also in accordance with the Pay-Off Letter and Conversion Agreement, the Company paid all accrued interest owed and outstanding on the Convertible Debentures in the amount of $1,717.

Interest expense on the Convertible Debentures was $1,243 for the year ended December 31, 2016.

Notes Payable to Related Parties

During the year ended December 31, 2016, the Company received $450 in the form of an interest bearing note payable from a related party. The note incurred interest at 4% per annum and was due on demand. This note was paid in full during the year ended December 31, 2016. Interest expense incurred on this note was $10 for the year ended December 31, 2016.

Prior to 2016 the Company received $421 in the form of a non-interest bearing, due on demand note payable from ZH USA, LLC. The Company repaid this loan in full during 2017.

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

The Plan is intended to permit the grant of both qualifying and non-qualified options and the grant of stock appreciation rights, restricted stock, unrestricted stock, awards of restricted stock units, performance awards and other equity-based awards (including LTIP Units) for up to an aggregate of 1,232 shares of common stock, subject to increase under certain provisions of the Plan. Based on the grants outstanding as of December 31, 2018, there are 277 LTIP Units that remain available to be granted under the Plan. LTIP Units subject to awards under the Plan that are forfeited, cancelled, lapsed, settled in cash or otherwise expired (excluding shares withheld to satisfy exercise prices or tax withholding obligations) are available for grant.

Time-Based Grants

The time-based vesting LTIP Unit activity under the Plan during the year ended December 31, 2018 was as follows:

LTIP Units outstanding as of December 31, 2017	436
LTIP Units granted (1)	57
LTIP Units earned and granted via the 2017 Program – Annual Awards (2)	57
LTIP Units granted as 2018 time-based awards (3)	73
LTIP Units redeemed in cash or forfeited (4)	(35)
LTIP Units outstanding as of December 31, 2018	588

(1)	The 57 LTIP Units are comprised of the following: on March 5, 2018, the Board approved grants of an aggregate of 36 LTIP Units to employees of the Advisor, which vest 50% on March 5, 2020 and 50% on March 5, 2021; on May 30, 2018 and June 14, 2018 the Board approved grants of an aggregate of 21 LTIP Units to independent directors of the Board, which vest on May 30, 2019 and June 14, 2019.

(2)	The 57 LTIP Units represents earned and granted units from the previously disclosed 2017 annual awards (the “Annual Awards”). On March 5, 2018 the Compensation Committee of the Board (the “Compensation Committee”) determined the extent to which the Company achieved the performance goals related to the 2017 Annual Awards and determined the number of LTIP Units that each grantee was entitled to receive. These grants vested 50% on March 5, 2018, the determination date, and 50% vested on December 31, 2018.

(3)	The 73 LTIP Units represent grants approved by the Board on March 5, 2018 and are subject to the terms and conditions of the 2018 LTIP Unit Award Agreements between the Company and each grantee. These grants vest in equal one-third increments on each of March 5, 2019, March 5, 2020, and March 5, 2021.

(4)	The 35 LTIP Units is comprised of 34 vested units that the Company elected to redeem in cash for $263 and the remaining unvested unit was forfeited.

A detail of the vested and unvested LTIP Units outstanding as of December 31, 2018 is as follows:

Total vested LTIP Units	353
Unvested LTIP Units:
Granted to employees of the Advisor	214
Granted to the Company’s independent directors	21
Total unvested LTIP Units	235
LTIP Units outstanding as of December 31, 2018	588

Performance Based Awards

During 2017, the Board approved the 2017 annual performance-based equity incentive awards in the form of LTIP Units and long-term performance-based LTIP awards to the executive officers of the Company and other employees of the Advisor who perform services for the Company (the “2017 Program”). During 2018, the Board approved the 2018 annual performance-based equity incentive awards in the form of LTIP Units and long-term performance-based LTIP awards to the executive officers of the Company and other employees of the Advisor who perform services for the Company (the “2018 Program”). None of the long-term LTIP Unit awards under the 2017 Program and none of the annual or long-term LTIP Unit awards under the 2018 Program had been earned by the participants as of December 31, 2018.

A detail of the Annual Awards and the long-term awards (the “Long-Term Awards”) under the 2017 Program and the 2018 Program as of December 31, 2018 is as follows:

	2017 Program		2018 Program
	Annual	Long-Term	Annual	Long-Term	Total

Net 2017 Program LTIP awards as of December 31, 2017	84	98	-	-	182
LTIP Unit target grants via the 2018 Performance Program – Long-Term Awards (1)	-	-	-	110	110
LTIP Unit target grants via the 2018 Performance Program – Annual Awards (2)	-	-	163	-	163
LTIP Units granted via the 2017 Performance Program – Annual Awards (3)	(57)	-	-	-	(57)
LTIP Units not earned under the 2017 Performance Program – Annual Awards (4)	(27)	-	-	-	(27)
LTIP Unit forfeitures (5)		(2)	(2)		(4)
Net annual and long-term LTIP awards as of December 31, 2018	-	96	161	110	367

(1)	These target Long-Term Awards were approved by the Board on March 5, 2018 and are subject to the terms and conditions of the 2018 LTIP Unit Award Agreements between the Company and each grantee.
(2)	These target Annual Awards were approved by the Board on April 9, 2018 and are subject to the terms and conditions of the 2018 LTIP Unit Award Agreements between the Company and each grantee.
(3)	This amount represents grants from the 2017 Program Annual Awards. Refer to the “Time-Based Grants” table above which presents these grants as earned and time-based.
(4)	On March 5, 2018 the Compensation Committee determined the extent to which the Company achieved the performance goals and concluded that these target awards were not earned.
(5)	Represents LTIP Units forfeited by grantee.

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

The Compensation Committee and Board established performance goals for calendar year 2018, as set forth in Exhibit A to the 2018 LTIP Annual Award Agreements (the “Performance Goals”) that will be used to determine the number of LTIP Units earned by each grantee. As of December 31, 2018, management estimated that the Performance Goals would be met at a 75% level, and accordingly, applied 75% to the net target 2018 Program Annual Awards to estimate the 2018 Program Annual Awards expected to be earned at the end of the performance period. Cumulative stock-based compensation expense during the year ended December 31, 2018 reflects management’s estimate that 75% of these awards will vest. As soon as reasonably practicable following the last day of the 2018 fiscal year, the Compensation Committee and Board will determine the extent to which the Company has achieved each of the Performance Goals (expressed as a percentage) and, based on such determination, will calculate the number of LTIP Units that each grantee is entitled to receive. Each grantee may earn up to 150% of the number of his/her target LTIP Units. Any 2018 Annual Award LTIP Units that are not earned will be forfeited and cancelled.

Vesting. LTIP Units that are earned as of the end of the applicable performance period will be subject to vesting as follows: 50% of the earned LTIP Units will become vested as of the date in 2019 that the Board approves the number of LTIP Units to be awarded pursuant to the performance components set forth in the 2018 LTIP Annual Award Agreements and 50% of the Earned LTIP Units become vested on the one year anniversary of the initial vesting date. Under certain circumstances, a change of control or a termination could cause an acceleration of the above-mentioned vesting periods.

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

Vesting. LTIP Units that are earned as of the end of the applicable performance period will be subject to vesting as follows; for the 2017 Program units: 50% of the earned LTIP Units will vest upon being earned as of February 27, 2020 and the remaining 50% will vest on February 27, 2021; for the 2018 Program units: 50% of the earned LTIP Units will vest upon being earned as of March 4, 2021 and the remaining 50% will vest on March 4, 2022. Under certain circumstances, a change of control or a termination could cause an acceleration of the above-mentioned vesting periods.

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

Stock-Based Compensation Expense

In June 2018, the FASB issued ASU 2018-07 which simplifies several aspects of the accounting for non-employee transactions by stipulating that the existing accounting guidance for share-based payments to employees (accounted for under ASC Topic 718, “Compensation-Stock Compensation”) will also apply to non-employee share-based transactions (accounted for under ASC Topic 505, “Equity”). ASU 2018-07 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company early adopted ASU 2018-07 on July 1, 2018 and the adoption did not have a material impact on its consolidated financial statements or disclosures.

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

As the Long-Term Awards were granted to non-employees and involved market-based performance conditions, in accordance with the provisions of ASC Topic 505, the Long-Term Awards utilize a Monte Carlo simulation to provide a grant date fair value for expense recognition. The Monte Carlo simulation is a generally accepted statistical technique used, in this instance, to simulate a range of possible future stock prices for the Company and the members of the SNL Healthcare REIT Index (the “Index”) over the Performance Periods. The purpose of this modeling is to use a probabilistic approach for estimating the fair value of the performance share award for purposes of accounting under ASC Topic 718. ASC Topic 505 does not provide guidance on how to derive a fair value, so the valuation defaults to that described in ASC Topic 718.

The assumptions used in the Monte Carlo simulation include beginning average stock price, valuation date stock price, expected volatilities, correlation coefficients, risk-free rate of interest, and expected dividend yield. The beginning average stock price is the beginning average stock price for the Company and each member of the Index for the 5 trading days leading up to the Long-Term Award. The valuation date stock price is the closing stock price of the Company and each of the peer companies in the Index on the dates of the Long-Term Award for the grant date fair value. The expected volatilities are modeled using the historical volatilities for the Company and the members of the Index. The correlation coefficients are calculated using the same data as the historical volatilities. The risk-free rate of interest is taken from the U.S. Treasury website, and relates to the expected life of the remaining performance period on valuation or revaluation. Lastly, the dividend yield assumption is 0.0%, which is mathematically equivalent to reinvesting dividends in the issuing entity, which is part of the Company’s award agreement assumptions.

Below are details regarding certain of the assumptions for 2018 and 2017 based on the July 1, 2018 adoption date:

	2018 Long-Term Awards	2017 Long-Term Awards
Adoption date price	$8.86	$8.86
Target awards	110	96
Volatility	33.8%	33.8% - 35.4%
Risk-free rate	2.6%	2.4% - 2.6%
Dividend assumption	reinvested	reinvested
Expected term in years	2.7	1.7 - 2.7

The Company incurred stock compensation expense of $2,671, $1,796 and $1,685 for the years ended December 31, 2018, 2017 and 2016, respectively, related to the grants awarded under the Plan. Compensation expense is included within “General and administrative” expense in the Company’s Consolidated Statements of Operations.

As of December 31, 2018, total unamortized compensation expense related to these awards of approximately $2.9 million is expected to be recognized over a weighted average remaining period of 1.72 years.

Note 8 – Rental Revenue

The aggregate annual minimum cash to be received by the Company on its noncancelable operating leases as of December 31, 2018 are as follows:

2019	$50,527
2020	51,450
2021	49,926
2022	48,862
2023	47,743
Thereafter	330,180
Total	$578,688

The Company’s facilities with a concentration of rental revenue of 5% or greater is as follows for the years ended below:

Year Ended December 31, 2018			Year Ended December 31, 2017			Year Ended December 31, 2016
Facility		%	Facility		%	Facility		%

Encompass	%	11	Encompass	%	20	Omaha	%	21
OCOM		9	OCOM		12	Plano		18
Belpre		8	Great Bend		7	Tennessee		17
Austin		7	Omaha		6	Melbourne		11
Sherman		6	Plano		6	West Mifflin		11
Dallas		5	Sherman		5	All other facilities		22
Great Bend		5	Tennessee		5	Total	%	100
All other facilities		49	All other facilities		39
Total	%	100	Total	%	100

Note 9 – Land Leases

The Company acquired an interest, as ground lessee, in the ground lease related to the Omaha and Clermont facilities at their dates of acquisition. In connection with the acquisitions of the Moline facility the Company acquired the seller’s interest, as ground lessee, in an existing ground lease that has approximately 10 years remaining in the initial term, with 12 consecutive five-year renewal options. In connection with the acquisition of the Silvis facility the Company acquired the seller’s interest, as ground lessee, in an existing ground lease that has approximately 67 years remaining in the initial term, with no renewal options.

The aggregate minimum cash payments to be made by the Company on these land leases as of December 31, 2018, are as follows:

2019	$109
2020	109
2021	109
2022	109
2023	113
Thereafter	2,121
Total	$2,670

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

Note 11 – Income Taxes

Beginning with the 2016 tax year, the Company has qualified as a REIT under the Code.  To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement that the Company distribute at least 90% of its adjusted taxable income to its stockholders.  It is management’s current intention to adhere to these requirements and be eligible to be a REIT for the year ended December 31, 2018.  As a REIT, the Company generally will not be subject to corporate level federal income tax on taxable income currently distributed to stockholders.  If the Company fails to qualify as a REIT for the 2018 tax year, it will be subject to federal and state income taxes at corporate tax rates.  Even if the Company qualifies to be taxed as a REIT for 2018, it may be subject to federal and state taxes on any undistributed taxable income.

On December 22, 2017, the TCJA was enacted.  The TCJA reduces the statutory federal tax rate from 35.0% to 21.0% effective for tax year 2018 in addition to various other tax law changes that affect the Company.

Significant components of the deferred tax assets and liabilities as of December 31, 2018 and 2017, after applying enacted corporate income tax rates, are as follows:

	December 31,
	2018	2017
Deferred income tax asset:
Net operating loss carry forward	$778	$778
Valuation allowance	(778)	(778)
Net deferred tax asset	$-	$-

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has federal and state net operating loss carryforwards of approximately $3,706 which begin expiring in 2033.

The Company periodically assesses the likelihood that it will be able to recover its deferred tax assets. The Company considers all available evidence, both positive and negative, including expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible profits. As a result of this analysis of all available evidence, both positive and negative, the Company concluded that it is not likely that its net deferred tax assets will ultimately be recovered; as such, it recorded a valuation allowance for the net operating losses for calendar year 2018.

The Company recognizes in its consolidated financial statements unrecognized tax benefits for uncertain tax positions it has taken or expects to take on a tax return. As of December 31, 2018 and 2017, the Company did not report any unrecognized tax benefits. The Company is no longer subject to U.S. federal, state or local income tax examinations by tax authorities for the tax years 2015 and earlier. The Company is not currently under examination by any taxing jurisdiction.

Note 12 – Subsequent Events

Dividends

On March 6, 2019, the Company announced the declaration of a cash dividend for the first quarter of 2019 of $0.20 per share of common stock to stockholders of record as of March 26, 2019, to be paid on April 10, 2019.

On March 6, 2019, the Company announced the declaration of a cash dividend of $0.46875 per share to holders of its Series A Cumulative Redeemable Preferred Stock, $0.001 par value per share (the “Series A Preferred Stock”), of record as of April 15, 2019, to be paid on April 30, 2019. This dividend represents the Company’s quarterly dividend on its Series A Preferred Stock for the period from January 31, 2019 through April 29, 2019.

Note 13 – Selected Quarterly Financial Data (Unaudited)

The following unaudited quarterly data has been prepared on the basis of a December 31 year-end. As a result of acquisition activity and equity offerings throughout 2018 and 2017, the quarterly periods presented are not comparable quarter over quarter. The amounts below represent the Company’s actual quarterly results. Additionally, the total for the year may differ from the sum of the quarters due to rounding.

	Year Ended December 31, 2018
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Total revenue	$11,564	$13,249	$14,003	$14,376
Total expenses	9,663	11,865	12,230	12,547
Income before gain on sale of investment property	1,901	1,384	1,773	1,829
Gain on sale of investment property	-	-	-	7,675
Net income	1,901	1,384	1,773	9,504
Less: Preferred stock dividends	(1,455)	(1,455)	(1,455)	(1,455)
Less: Net (income) loss attributable to noncontrolling interest	(35)	7	(32)	(1,013)
Net income (loss) attributable to common stockholders	$411	$(64)	$286	$7,036

Net income (loss) attributable to common stockholders per share – basic and diluted	$0.02	$(0.00)	$0.01	$0.31

Weighted average shares outstanding – basic and diluted	21,631	21,631	21,797	22,815

	Year Ended December 31, 2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Total revenue	$4,659	$7,423	$8,389	$9,874
Total expenses	5,9771	8,046	7,783	8,625
(Loss) income before gain on sale of investment property	(1,318)	(623)	606	1,249
Gain on sale of investment property	-	-	-	-
Net (loss) income	(1,318)[1]	(623)	606	1,249
Less: Preferred stock dividends	-	-	(259)	(1,456)
Less: Net loss attributable to noncontrolling interest	-	-	34	14
Net (loss) income attributable to common stockholders	$(1,318)	$(623)	$381	$(193)

Net (loss) income attributable to common stockholders per share – basic and diluted	$(0.07)	$(0.04)	$0.02	$(0.01)

Weighted average shares outstanding – basic and diluted	17,606	17,644	21,523	21,631

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to ensure that the information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to management, including the principal executive officer (our Chief Executive Officer) and principal financial officer (our Chief Financial Officer) as appropriate, to allow timely decisions regarding required disclosures. Our Chief Executive Officer (our “CEO”) and Chief Financial Officer (our “CFO”) evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2018. Based on that evaluation, our CEO and CFO concluded that, as of the end of the period covered by this Report, the Company’s disclosure controls and procedures were effective.

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

Under the supervision of management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal controls over financial reporting were effective as of December 31, 2018.

The effectiveness of our internal control over financial reporting as of December 31, 2018 has been audited by MaloneBailey LLP, our independent registered public accounting firm, as stated in their report included in Part II Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of 2018 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.	Other Information

ADDITIONAL MATERIAL U.S. FEDERAL INCOME TAX CONSIDERATIONS

The following is a summary of additional material U.S. federal income tax considerations with respect to the ownership of our stock. This summary supplements and should be read together with the discussion under “Material U.S. Federal Income Tax Considerations” in the prospectus dated June 15, 2017 and filed as part of our Registration Statement on Form S-3 (No. 333-217360).

The Tax Cuts and Jobs Act

Enactment of the TCJA

On December 22, 2017, President Trump signed into law H.R. 1, informally titled the Tax Cuts and Jobs Act (the “TCJA”). The TCJA made major changes to the Code, including several provisions of the Code that may affect the taxation of REITs and their security holders. The most significant of these provisions are described below. The individual and collective impact of these changes on REITs and their security holders remains uncertain in some respects and may not become evident for some period. Prospective investors should consult their tax advisors regarding the implications of the TCJA on their investment.

Revised Individual Tax Rates and Deductions

The TCJA created seven income tax brackets for individuals ranging from 10% to 37% that generally apply at higher thresholds than current law. For example, the highest 37% rate applies to joint return filer incomes above $600,000, instead of the highest 39.6% rate that applied to incomes above $470,700 under pre-TCJA law. The maximum 20% rate that applies to long-term capital gains and qualified dividend income and the 3.8% Medicare tax on net investment income remain unchanged.

The TCJA also eliminated personal exemptions, but nearly doubled the standard deduction for most individuals (for example, the standard deduction for joint return filers rose from $12,700 in 2017 to $24,000 in 2018). The TCJA also eliminated many itemized deductions, limits individual deductions for state and local income, property and sales taxes (other than those paid in a trade or business) to $10,000, collectively, for joint return filers, and limits the amount of new acquisition indebtedness on principal or second residences for which mortgage interest deductions are available to $750,000. Interest deductions for new home equity debt were eliminated. Charitable deductions were generally preserved. The phaseout of itemized deductions based on income was eliminated.

The TCJA did not eliminate the individual alternative minimum tax, but it raised the exemption and exemption phaseout threshold for application of the tax.

These individual income tax changes were generally effective beginning in 2018, but without further legislation, they will sunset after 2025.

Pass-Through Business Income Tax Rate Lowered through Deduction

Under the TCJA, individuals, trusts, and estates generally may deduct 20% of “qualified business income” (generally, domestic trade or business income other than certain investment items) of certain pass-through entities. In addition, “qualified REIT dividends” (i.e., REIT dividends other than capital gain dividends and portions of REIT dividends designated as qualified dividend income, which in each case are already eligible for capital gain tax rates) and certain other income items are eligible for the deduction by the taxpayer. The overall deduction is limited to 20% of the sum of the taxpayer’s taxable income (less net capital gain) and certain cooperative dividends, subject to further limitations based on taxable income. In addition, for taxpayers with income above a certain threshold (e.g., $315,000 for joint return filers), the deduction for each trade or business is generally limited to no more than the greater of (i) 50% of the taxpayer’s proportionate share of total wages from the pass-through entity, or (ii) 25% of the taxpayer’s proportionate share of such total wages plus 2.5% of the unadjusted basis of acquired tangible depreciable property that is used to produce qualified business income and satisfies certain other requirements. The deduction for qualified REIT dividends is not subject to these wage and property basis limits. Consequently, the deduction equates to a maximum 29.6% tax rate on ordinary REIT dividends. As with the other individual income tax changes, the deduction provisions were effective beginning in 2018. Without further legislation, the deduction will sunset after 2025.

Net Operating Loss Modifications

The net operating loss (“NOL”) provisions were modified by the TCJA. The TCJA limits the NOL deduction to 80% of taxable income (before the deduction). It also generally eliminated NOL carrybacks for individuals and non-REIT corporations (NOL carrybacks did not apply to REITs under prior law) but allows indefinite NOL carryforwards. The new NOL rules apply to losses arising in taxable years beginning in 2018.

Maximum Corporate Tax Rate Lowered to 21%; Elimination of Corporate Alternative Minimum Tax

The TCJA reduced the 35% maximum corporate income tax rate to a maximum 21% corporate rate, and reduced the dividends-received deduction for certain corporate subsidiaries. The reduction of the corporate tax rate to 21% also resulted in the reduction of the maximum rate of withholding with respect to our distributions to non-U.S. stockholders that are treated as attributable to gains from the sale or exchange of U.S. real property interests from 35% to 21%. The TCJA also permanently eliminated the corporate alternative minimum tax. These provisions were effective beginning in 2018.

Limitations on Interest Deductibility; Real Property Trades or Businesses Can Elect Out Subject to Longer Asset Cost Recovery Periods

The TCJA limits a taxpayer’s net interest expense deduction to 30% of the sum of adjusted taxable income, business interest, and certain other amounts. Adjusted taxable income does not include items of income or expense not allocable to a trade or business, business interest or expense, the new deduction for qualified business income, NOLs, and for years prior to 2022, deductions for depreciation, amortization, or depletion. For partnerships, the interest deduction limit is applied at the partnership level, subject to certain adjustments to the partners for unused deduction limitation at the partnership level. The TCJA allows a real property trade or business to elect out of this interest limit so long as it uses a 40-year recovery period for nonresidential real property, a 30-year recovery period for residential rental property, and a 20-year recovery period for related improvements described below. For this purpose, a real property trade or business is any real property development, redevelopment, construction, reconstruction, acquisition, conversion, rental, operating, management, leasing, or brokerage trade or business. We believe this definition encompasses our business and thus will allow us the option of electing out of the limits on interest deductibility should we determine it is prudent to do so. Disallowed interest expense is carried forward indefinitely (subject to special rules for partnerships). The interest deduction limit applied beginning in 2018.

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

Like-Kind Exchanges Retained for Real Property, but Eliminated for Most Personal Property

The TCJA continues the deferral of gain from the like-kind exchange of real property but provides that foreign real property is no longer “like-kind” to domestic real property. Furthermore, the TCJA eliminated like-kind exchanges for most personal property. These changes were effective generally for exchanges completed after December 31, 2017, with a transition rule allowing such exchanges where one part of the exchange was completed prior to December 31, 2017.

International Provisions: Modified Territorial Tax Regime

The TCJA moved the United States from a worldwide to a modified territorial tax system, with provisions included to prevent corporate base erosion. We currently do not have any foreign subsidiaries or properties, but these provisions could affect any such future subsidiaries or properties.

Other Provisions

The TCJA made other significant changes to the Code. These changes include provisions limiting the ability to offset dividend and interest income with partnership or S corporation net active business losses. These provisions were effective beginning in 2018, but without further legislation, will sunset after 2025.

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

SCHEDULE III

CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION

(dollars and OP Units in thousands)

		Gross Amount Carried at December 31, 2018
Description	Encumb rances	Land and Improvements	Building and Improvements	Intangible Assets, Gross	Additions	Total	Accumulated Depreciation at 12/31/18	Year Built / Renovated	Year Acquired	Life on Which Depreciation in Income Statement is Computed
Omaha-LTACH	(4)	$-	$21,867	$-	-	$21,867	$2,498	2008	2014	(1)
Asheville-ASC	(4)	572	1,934	-	-	2,506	208	2002	2014	(1)
Pittsburgh-MOB/ASC	(5)	1,287	10,322	-	-	11,609	843	2006	2015	(1)
Memphis-MOB/ASC	(6)(7)	2,705	17,451	-	-	20,156	1,293	(9)	2015	(1)
Plano-Surgical Hospital	(6)	1,050	16,696	-	-	17,746	1,222	2013	2016	(1)
Westland-MOB/ASC	(6)	230	4,520	-	-	4,750	311	2009	2016	(1)
Melbourne-MOB/Imaging	(6)	1,200	14,250	-	-	15,450	981	2012	2016	(1)
Reading-MOB/ASC	(4)	1,440	7,940	-	—	9,380	486	1992/2002	2016	(1)
East Orange-MOB	(4)	2,150	10,112	-		12,262	570	1996	2016	(1)
Watertown- MOB/Imaging	(4)	1,100	8,002	-	-	9,102	451	2011/2015	2016	(1)
Sandusky-MOB	(4)(7)	791	10,710	-	-	11,501	589	(10)	2016/2017	(1)
Carson City-MOB	(4)	760	3,268	-	-	4,028	177	1991	2016	(1)
Ellijay-MOB	(4)	914	3,337	870	-	5,121	452	2015	2016	(1)(2)(3)
Altoona-IRF	(4)	1,184	18,505	1,856	-	21,545	1,952	2000	2016	(1)(2)(3)
Mechanicsburg-IRF	(4)	810	21,451	1,996	-	24,257	2,159	2011	2016	(1)(2)(3)
Mesa-IRF	(4)	3,620	16,265	2,465	-	22,350	1,718	2011	2016	(1)(2)(3)
Lewisburg-MOB/Imaging	(4)	681	6,114	505	-	7,300	629	2006	2017	(1)(2)(3)
Cape Coral-MOB	(4)	353	7,017	-	-	7,370	275	2007	2017	(1)
Las Cruces-MOB	(4)	397	4,618	-	-	5,015	253	2012	2017	(1)
Prescott-MOB	(4)	791	3,821	-	-	4,612	145	2016	2017	(1)
Clermont-MOB	(4)	145	4,422	868	-	5,435	327	2014	2017	(1)(2)(3)
Oklahoma City-Surgical Hospital/ Physical Therapy/ASC	(4)	2,953	38,724	7,823	-	49,500	2,871	2002/2007	2017	(1)(2)(3)
Brockport-MOB	(4)	693	7,097	1,295	-	9,085	509	2011	2017	(1)(2)(3)
Flower Mound-ASC	(4)	730	3,155	407	-	4,292	228	2014	2017	(1)(2)(3)
Sherman-IRF/ LTACH	(4)	1,601	25,011	-	2,007	28,619	941	2009	2017	(1)(2)
Lubbock-MOB	(4)	1,566	5,725	908	-	8,199	415	2004	2017	(1)(2)(3)
Germantown-MOB/ASC	(4)	3,050	8,385	4,505	-	15,940	1,364	2002	2017	(1)(2)(3)
Austin-IRF	(4)	7,223	29,616	3,811	-	40,650	1,475	2012	2017	(1)(2)(3)
Fort Worth-MOB	(4)	1,738	3,726	786	-	6,250	233	2016	2017	(1)(2)(3)
Albertville-MOB	(4)	1,154	4,444	1,202	-	6,800	386	2007	2017	(1)(2)(3)
Moline-MOB/ASC	(4)	854	9,237	1,916	-	12,007	499	2004	2017	(1)(2)(3)
Lee’s Summit-MOB	(4)	571	2,929	437	-	3,937	218	2007	2017	(1)(2)(3)
Amarillo-MOB	(4)	1,437	7,254	-	-	8,691	165	2011	2017	(1)
Wyomissing-MOB	(4)	487	5,250	-	-	5,737	117	2004	2017	(1)
Saint George-MOB/ASC	(4)	435	5,372	-	-	5,807	134	1997	2017	(1)
Silvis-MOB		249	5,862	989	561	7,661	307	1997/2006	2018	(1)(2)(3)
Fremont-MOB	(4)	162	8,335	-	-	8,497	177	2018	2018	(1)
Gainesville-MOB/ASC	(4)	625	9,885	-	-	10,510	210	2002	2018	(1)
East Dallas-Acute Hospital	(4)	6,272	17,012	-	-	23,284	473	1994	2018	(1)
Orlando-MOB	(4)	3,075	11,944	1,395	-	16,414	661	2007/2008/2009	2018	(1)(2)(3)
Belpre-MOB/ Imaging/ER/ASC	(4)	3,997	53,520	7,167	-	64,684	1,424	2011/2013/2014/ 2017	2018	(1)(2)(3)
McAllen-MOB	(4)	1,099	4,296	-	-	5,395	71	2000	2018	(1)
Derby-ASC	(4)	567	2,585	452	-	3,604	66	2005	2018	(1)(2)(3)
Bountiful-MOB	(4)	720	4,185	-	-	4,905	24	2004	2018	(1)
Cincinnati-MOB	(4)	1,823	1,811	492	-	4,126	35	2016	2018	(1)(2)(3)
Melbourne Pine-Cancer Center	(4)	732	5,980	1,007	-	7,719	52	1993	2018	(1)(2)(3)
Southern IL-MOB	(4)	1,830	12,660	-	-	14,490	32	(11)	2018	(1)
Vernon-MOB/ Dialysis/ Administrative	(8)	1,166	9,929	-	-	11,095	-	1993/1999	2018	(1)
Corona-MOB		1,601	14,689	-	-	16,290	-	2009	2018	(1)
Totals		$70,590	$531,240	$43,152	$2,568	647,550	$30,626

(1)	Estimated useful life for buildings is 23 to 50 years.
(2)	Estimated useful life for tenant improvements is 1 to 19 years.
(3)	Estimated useful life for site improvements is 3 to 14 years.
(4)	The facility serves as collateral for the Revolving Credit Facility, which had a balance of $280,275 as of December 31, 2018
(5)	The facility serves as collateral for the West Mifflin note, which had a balance of $7,355 as of December 31, 2018
(6)	The facility serves as collateral for the Cantor Loan, which had a balance of $32,097 as of December 31, 2018
(7)	One facility did not serve as collateral as of December 31, 2018
(8)	Was not collateral under the Revolving Credit Facility as of December 31, 2018, but became collateral during the first quarter of 2019
(9)	Years of: 2001, 1984, 2003, 2006, 2009, 2011
(10)	Years of: 1953, 1982, 2000, 1998, 2017
(11)	Years of: 2002, 2006, 2012, 2014, 2015, 2016.
(12)	During the year ended December 31, 2018, the Company issued 1,899 of OP Units valued at $16,363 for three acquistions. During the year ended December 31, 2017, the Company issued 1,221 of OP Units valued at $11,300 for two acquistions.

	Year Ended December 31, 2018
	2018	2017	2016
Real Estate Assets:
Balance, beginning of period	$471,507	$206,877	$56,138
Additions through acquisitions	200,681	264,630	150,739
Deductions	(24,638)	-	-
Balance, end of period	$647,550	$471,507	$206,877

Accumulated Depreciation:
Balance, beginning of period	$13,594	$3,367	$989
Additions through expense	18,167	10,227	2,378
Deductions	(1,136)	-	-
Balance, end of period	$30,625	$13,594	$3,367

(a)(3) Exhibits

Exhibit No.	Description

3.1	Articles of Restatement of Global Medical REIT Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Report on Form 10-Q as filed with the SEC on August 8, 2018).

3.2	Second Amended and Restated Bylaws of Global Medical REIT Inc., adopted as of December 14, 2017 (incorporated herein by reference to Exhibit 3.2(i) to the Company’s Current Report on Form 8-K as filed with the SEC on December 15, 2017).

4.1	Specimen of Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-11/A filed with the SEC on June 15, 2016).

4.2	Specimen of 7.50% Series A Cumulative Redeemable Preferred Stock Certificate (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K as filed with the SEC on September 14, 2017).

10.1†	Amended and Restated Management Agreement dated as of July 1, 2016, by and among Global Medical REIT Inc. and Inter-American Management LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on July 7, 2016).

10.2†	Global Medical REIT Inc. 2016 Equity Incentive Plan (incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-8 filed with the SEC on June 30, 2016).

10.3†	Form of Restricted Share Award Agreement (Time Vesting) (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-11/A filed with the SEC on June 15, 2016).

10.4†	Form of LTIP Unit Award Agreement (Officer) (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-11/A filed with the SEC on June 15, 2016).

10.5†	Form of LTIP Unit Award Agreement (Director) (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-11/A filed with the SEC on June 15, 2016).

10.6†	LTIP Award Agreement (Annual Award): For Grantees with an Employment Agreement with the Manager (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K as filed with the SEC on March 6, 2017).

10.7†	LTIP Award Agreement (Annual Award): For Grantees without an Employment Agreement with the Manager (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K as filed with the SEC on March 6, 2017).

10.8†	Form of LTIP Vesting Agreement: For Grantees without an Employment Agreement with the Advisor (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K as filed with the SEC on December 22, 2016).

10.9†	Form of LTIP Vesting Agreement: For Grantees with an Employment Agreement with the Advisor (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K as filed with the SEC on December 22, 2016).

10.10†	LTIP Award Agreement (Long-Term Award): For Grantees with an Employment Agreement with the Manager (incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K as filed with the SEC on March 6, 2017 and Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q as filed with the SEC on May 9, 2018).

10.11†	LTIP Award Agreement (Long-Term Award): For Grantees without an Employment Agreement with the Manager (incorporated by reference to Exhibit 99.4 to the Company’s Current Report on Form 8-K as filed with the SEC on March 6, 2017 and Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q as filed with the SEC on May 9, 2018).

10.12†	Form of Indemnification Agreement between Global Medical REIT Inc. and its directors and officers (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-11/A filed with the SEC on June 15, 2016).

10.13	Agreement of Limited Partnership, dated March 14, 2016, of Global Medical REIT L.P. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K as filed with the SEC on March 18, 2016).

10.14	Contribution and Sale Agreement, dated March 6, 2018, by and between GMR Belpre, LLC and Minnite Family, LLC; Belpre I, LLC; Belpre II, LLC; Belpre III, LLC and Belpre IV, LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on March 7, 2018).

10.15	Purchase Agreement, dated May 17, 2017, by and between Global Medical REIT Inc. and SDB Partners, LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on May 23, 2017).

10.16	Lease Agreement, dated June 30, 2017, by and between Global Medical REIT Inc. and SDB Partners, LLC (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K as filed with the SEC on July 6, 2017).

10.17	Term Loan and Security Agreement between GMR Pittsburgh, LLC and Capital One, National Association dated as of September 25, 2015 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on October 1, 2015).

10.18	Agreement Regarding Reimbursement of Certain Expenses, dated May 8, 2017, by and between the Company and Inter-American Management LLC (incorporated herein by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q as filed with the SEC on May 11, 2017).

10.19	Lease Agreement, dated June 30, 2017, between SDB Partners, LLC and GMR Sherman, LLC. (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K as filed with the SEC on July 6, 2017).

10.20	Purchase Agreement, effective July 5, 2017, between Norvin Austin Rehab LLC and Global Medical REIT Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on July 6, 2017).

10.21	Separation Agreement and General Release, dated August 20, 2017, between Inter-American Management LLC and David A. Young (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on August 21, 2017).

10.22	Form of Consulting Agreement, dated September 19, 2017, between Inter-American Management LLC and David A. Young (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K as filed with the SEC on August 21, 2017).

10.23	Loan Agreement dated March 31, 2016 between GMR Memphis, LLC, GMR Plano, LLC, GMR Melbourne, LLC, and GMR Westland, LLC and Cantor Commercial Real Estate Lending, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on April 6, 2016).

10.24	First Amendment to Agreement of Limited Partnership of Global Medical REIT L.P. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on September 14, 2017).

10.25	Lease Agreement, dated September 17, 2010, between Prevarian Hospital Partners, LP and CTRH, LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on September 29, 2017).

10.26	Underwriting Agreement, dated as of June 28, 2017, by and among Global Medical REIT Inc., Inter-American Management LLC, Global Medical REIT L.P. and Janney Montgomery Scott LLC, as representative of the several underwriters named therein (incorporated herein by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K as filed with the SEC on June 30, 2017).

10.27	Lease Agreement, dated December 27, 2010, by and between 601 Plaza L.L.C. and Marietta Memorial Hospital and amendments and addendums (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on April 24, 2018).

10.28	Lease Agreement, dated December 19, 2012, by and between Belpre II, LLC and Marietta Memorial Hospital and addendums (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K as filed with the SEC on April 24, 2018).

10.29	Lease Agreement, dated March 16, 2015, by and between Belpre III, LLC and Marietta Memorial Hospital and amendment (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K as filed with the SEC on April 24, 2018).

10.30	Lease Agreement, dated June 11, 2013, by and between Belpre IV, LLC and Marietta Memorial Hospital and amendment (incorporated herein by reference to Exhibit 10.4 to the Company’s current report on Form 8-K as filed with the SEC on April 24, 2018).

10.31	Amended and Restated Credit Facility Agreement, dated August 7, 2018, by and among Global Medical REIT L.P., Global Medical REIT Inc., the certain Subsidiaries from time to time party thereto as Guarantors, and BMO Harris Bank N.A., as Administrative Agent (incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q as filed with the SEC on August 8, 2018).

10.32	Sales Agreement, dated August 17, 2018 by and among the Company, Global Medical REIT L.P. and Inter-American Management LLC, on the one hand, and Cantor Fitzgerald & Co., B. Riley FBR, Inc., BMO Capital Markets Corp., D.A. Davidson & Co., H.C. Wainwright & Co., LLC, The Huntington Investment Company and Robert W. Baird & Co. Incorporated, on the other hand (incorporated herein by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K as filed with the SEC on August 17, 2018).

10.33	Second Amendment to Lease Agreement, dated December 27, 2010, by and between 601 Plaza L.L.C. and Marietta Memorial Hospital (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q as filed with the SEC on November 6, 2018).

10.34	First Amendment to Lease Agreement, dated as of April 19, 2018, by and between Belpre II, LLC and Marietta Memorial Hospital (incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q as filed with the SEC on November 6, 2018).

10.35	Second Amendment to Lease Agreement, dated as of April 19, 2018, by and between Belpre III, LLC and Marietta Memorial Hospital (incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q as filed with the SEC on November 6, 2018).

10.36	Third Amendment to Lease Agreement, dated as of April 19, 2018, by and between Belpre IV, LLC and Marietta Memorial Hospital (incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q as filed with the SEC on November 6, 2018).

10.37	Underwriting Agreement, dated as of December 12, 2018, by and among Global Medical REIT Inc., Inter-American Management LLC, Global Medical REIT L.P., Stifel, Nicolaus & Company, Incorporated and BMO Capital Markets Corp., as representatives of the several underwriters named therein (incorporated herein by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K as filed with the SEC on December 12, 2018).

10.38	Amended and Restated Building Lease between CRUSE-TWO, L.L.C. and OKLAHOMA CENTER FOR ORTHOPEDIC & MULTI-SPECIALTY SURGERY, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K as filed with the SEC on February 2, 2017).

10.39	Master Lease Agreement by and between GMR OKLAHOMA, LLC and CRUSE-TWO, L.L.C. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K as filed with the SEC on February 2, 2017).

10.40	Purchase and Sale Agreement dated as of January 30, 2017, between CRUSE-TWO, L.L.C., CRUSE-SIX, L.L.C., and GMR OKLAHOMA CITY, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on February 2, 2017).

10.41	Lease Agreement between TC CONCORD PLACE I, INC. and SPECIALISTS SURGERY CENTER (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K as filed with the SEC on February 2, 2017).

10.42	Lease Agreement dated March 31, 2017, between GMR Great Bend, LLC, a Delaware limited liability company, and Great Bend Regional Hospital, L.L.C., a Kansas limited liability company (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on April 5, 2017).

21*	Subsidiaries of the Company.

23.1*	Consent of MaloneBailey, LLP

31.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Schema

101.CAL *	XBRL Taxonomy Calculation Linkbase

101.DEF *	XBRL Taxonomy Definition Linkbase

101.LAB *	XBRL Taxonomy Label Linkbase

101.PRE *	XBRL Taxonomy Presentation Linkbase

† Management contract or compensatory plan or arrangement.

* Filed herewith

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Global Medical REIT Inc.

Dated: March 11, 2019	By:	/s/ Jeffrey M. Busch
Jeffrey M. Busch
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the date indicated.

Signature	Title	Date

/s/ Jeffrey M. Busch
Jeffrey M. Busch	Chief Executive Officer (Principal Executive Officer) and Director	March 11, 2019

/s/ Robert J. Kiernan
Robert J. Kiernan	Chief Financial Officer (Principal Financial and Accounting Officer)	March 11, 2019

/s/ Zhang Jingguo
Zhang Jing Guo	Director	March 11, 2019

/s/ Zhang Huiqi
Zhang Huiqi	Director	March 11, 2019

/s/ Lori Wittman
Lori Wittman	Director	March 11, 2019

/s/ Matthew Cypher
Matthew Cypher	Director	March 11, 2019

/s/ Ronald Marston
Ronald Marston	Director	March 11, 2019

/s/ Dr. Roscoe Moore
Dr. Roscoe Moore	Director	March 11, 2019

/s/ Henry Cole
Henry Cole	Director	March 11, 2019

/s/ Paula Crowley
Paula Crowley	Director	March 11, 2019

