Form 10-Q
period 2019-03-31
Global Medical REIT Inc.
filed 2019-05-09
CIK 1533615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol:	Name of each exchange on which registered:
Common Stock, par value $0.001 per share	GMRE	NYSE
Series A Preferred Stock, par value $0.001 per share	GMRE PrA	NYSE

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

The number of shares of the registrant’s common stock outstanding at May 3, 2019 was 34,555,219.

GLOBAL MEDICAL REIT INC.

Consolidated Balance Sheets

(in thousands, except par values)

	As of
	March 31, 2019	December 31, 2018
	(unaudited)
Assets
Investment in real estate:
Land	$68,326	$63,710
Building	533,430	518,451
Site improvements	6,982	6,880
Tenant improvements	16,206	15,357
Acquired lease intangible assets	43,987	43,152
	668,931	647,550
Less: accumulated depreciation and amortization	(35,771)	(30,625)
Investment in real estate, net	633,160	616,925
Cash and cash equivalents	1,844	3,631
Restricted cash	1,464	1,212
Tenant receivables	3,559	2,905
Escrow deposits	3,296	1,752
Deferred assets	10,358	9,352
Other assets	3,009	322
Total assets	$656,690	$636,099

Liabilities and Stockholders’ Equity
Liabilities:
Credit facility, net of unamortized discount of $3,682 and $3,922 at March 31, 2019 and December 31, 2018, respectively	$219,993	$276,353
Notes payable, net of unamortized discount of $766 and $799 at March 31, 2019 and December 31, 2018, respectively	38,652	38,654
Accounts payable and accrued expenses	3,385	3,664
Dividends payable	8,985	6,981
Security deposits and other	4,122	4,152
Due to related parties, net	1,100	1,030
Derivative liability	5,520	3,487
Other liability	2,367	-
Acquired lease intangible liability, net	2,004	2,028
Total liabilities	286,128	336,349
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000 shares authorized; 3,105 issued and outstanding at March 31, 2019 and December 31, 2018, respectively (liquidation preference of $77,625 at March 31, 2019 and December 31, 2018, respectively)	74,959	74,959
Common stock, $0.001 par value, 500,000 shares authorized; 34,555 shares and 25,944 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	35	26
Additional paid-in capital	322,359	243,038
Accumulated deficit	(51,390)	(45,007)
Accumulated other comprehensive loss	(5,743)	(3,721)
Total Global Medical REIT Inc. stockholders’ equity	340,220	269,295
Noncontrolling interest	30,342	30,455
Total stockholders’ equity	370,562	299,750
Total liabilities and stockholders’ equity	$656,690	$636,099

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GLOBAL MEDICAL REIT INC.

Consolidated Statements of Operations

(unaudited and in thousands, except per share amounts)

	Three Months Ended March 31,
	2019	2018

Revenue
Rental revenue	$15,141	$11,556
Other income	59	8
Total revenue	15,200	11,564

Expenses
General and administrative	1,606	1,005
Operating expenses	1,323	1,105
Management fees – related party	1,334	1,081
Depreciation expense	3,867	2,906
Amortization expense	1,002	765
Interest expense	4,025	2,684
Acquisition fees	-	117
Total expenses	13,157	9,663

Net income	$2,043	$1,901
Less: Preferred stock dividends	(1,455)	(1,455)
Less: Net income attributable to noncontrolling interest	(60)	(35)
Net income attributable to common stockholders	$528	$411

Net income attributable to common stockholders per share – basic and diluted	$0.02	$0.02

Weighted average shares outstanding – basic and diluted	27,380	21,631

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GLOBAL MEDICAL REIT INC.

Consolidated Statements of Comprehensive (Loss) Income

(unaudited and in thousands)

	Three Months Ended March 31,
	2019	2018

Net income	$2,043	$1,901
Other comprehensive loss:
Decrease in fair value of interest rate swap agreements	(2,022)	-
Total other comprehensive loss	(2,022)	-
Comprehensive income	21	1,901
Less: Preferred stock dividends	(1,455)	(1,455)
Less: Comprehensive loss (income) attributable to noncontrolling interest	142	(35)
Comprehensive (loss) income attributable to common stockholders	$(1,292)	$411

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GLOBAL MEDICAL REIT INC.

Consolidated Statement of Stockholders’ Equity

(unaudited and in thousands)

	Common Stock		Preferred Stock		Additional		Accumulated Other	Global Medical REIT Inc.	Non-	Total
	Shares	Amount	Shares	Amount	Paid-in Capital	Accumulated Deficit	Comprehensive Loss	Stockholders’ Equity	controlling Interest	Stockholders’ Equity
Balances, December 31, 2018	25,944	$26	3,105	$74,959	$243,038	$(45,007)	$(3,721)	$269,295	$30,455	$299,750
Net income	-	-	-	-	-	1,983	-	1,983	60	2,043
Issuance of shares of common stock, net	8,554	9	-	-	78,745	-	-	78,754	-	78,754
LTIP Units and OP Units redeemed for common stock	57	-	-	-	576	-	-	576	(576)	-
Change in fair value of interest rate swap agreements	-	-	-	-	-	-	(2,022)	(2,022)	-	(2,022)
Stock-based compensation expense	-	-	-	-	-	-	-	-	771	771
Dividends to common stockholders	-	-	-	-	-	(6,911)	-	(6,911)	-	(6,911)
Dividends to preferred stockholders	-	-	-	-	-	(1,455)	-	(1,455)	-	(1,455)
Dividends to noncontrolling interest	-	-	-	-	-	-	-	-	(874)	(874)
OP Units issued to third parties	-	-	-	-	-	-	-	-	506	506
Balances, March 31, 2019	34,555	$35	3,105	$74,959	$322,359	$(51,390)	$(5,743)	$340,220	$30,342	$370,562

	Common Stock		Preferred Stock		Additional		Global Medial REIT Inc.	Non-	Total
	Shares	Amount	Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders’ Equity	controlling Interest	Stockholders’ Equity

Balances, December 31, 2017	21,631	$22	3,105	$74,959	$205,788	$(34,434)	$246,335	$12,678	$259,013
Net income	-	-	-	-	-	1,866	1,866	35	1,901
Stock-based compensation expense	-	-	-	-	-	-	-	182	182
Dividends to common stockholders	-	-	-	-	-	(4,326)	(4,326)	-	(4,326)
Dividends to preferred stockholders	-	-	-	-	-	(1,455)	(1,455)	-	(1,455)
Dividends to noncontrolling interest	-	-	-	-	-	-	-	(414)	(414)
LTIP Units redeemed for cash	-	-	-	-	-	-	-	(158)	(158)
Balances, March 31, 2018	21,631	$22	3,105	$74,959	$205,788	$(38,349)	$242,420	$12,323	$254,743

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GLOBAL MEDICAL REIT INC.

Consolidated Statements of Cash Flows

(unaudited and in thousands)

	Three Months Ended March 31,
	2019	2018
Operating activities
Net income	$2,043	$1,901
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	3,867	2,906
Amortization of acquired lease intangible assets	1,002	765
Amortization of above market leases, net	219	113
Amortization of deferred financing costs and other	313	430
Stock-based compensation expense	771	182
Other	33	4
Changes in operating assets and liabilities:
Tenant receivables	(654)	(549)
Deferred assets	(1,006)	(1,178)
Other assets	32	86
Accounts payable and accrued expenses	(634)	1,834
Security deposits and other	(30)	2,784
Accrued management fees due to related party	192	17
Net cash provided by operating activities	6,148	9,295

Investing activities
Purchase of land, buildings, and other tangible and intangible assets and liabilities	(20,841)	(65,565)
Escrow deposits for purchase of properties	(1,472)	(798)
Loan repayments made to related parties	(122)	-
Capital expenditures on existing real estate investments	(9)	(133)
Pre-acquisition costs for purchase of properties	(211)	246
Net cash used in investing activities	(22,655)	(66,250)

Financing activities
Net proceeds received from common equity offerings	78,944	-
Escrow deposits required by third party lenders	(72)	(72)
Borrowings repaid to related parties	-	(18)
Repayment of note payable from third party	(35)	-
Proceeds from credit facility	6,200	68,750
Repayment of credit facility borrowings	(62,800)	(4,500)
Payments of deferred financing costs	(29)	(753)
Redemption of LTIP Units	-	(158)
Dividends paid to common stockholders, and OP Unit and LTIP Unit holders	(5,781)	(4,552)
Dividends paid to preferred stockholders	(1,455)	(1,455)
Net cash provided by financing activities	14,972	57,242
Net (decrease) increase in cash and cash equivalents and restricted cash	(1,535)	287
Cash and cash equivalents and restricted cash—beginning of period	4,843	7,114
Cash and cash equivalents and restricted cash—end of period	$3,308	$7,401

Supplemental cash flow information:
Cash payments for interest	$3,714	$2,245

Noncash financing and investing activities:
Accrued dividend payable	$8,985	$5,710
Initial recognition of lease liability related to right of use asset	$2,346	$-
OP Units issued for property acquisition	$506	$-
Interest rate swap agreements fair value change recognized in other comprehensive loss	$2,022	$-
Accrued common stock offering costs	$190	$-
LTIP Units and OP Units redeemed for common stock	$576	$-
Accrued pre-acquisition costs for purchase of properties and construction in process	$-	$271

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GLOBAL MEDICAL REIT INC.

Notes to the Unaudited Consolidated Financial Statements

(in thousands, except per share amounts)

Note 1 – Organization

Global Medical REIT Inc. (the “Company”) is a Maryland corporation engaged primarily in the acquisition of purpose-built healthcare facilities and the leasing of those facilities to strong healthcare systems and physician groups with leading market share. The Company is externally managed and advised by Inter-American Management, LLC (the “Advisor”), a Delaware limited liability company and an affiliate of the Company.

The Company holds its facilities and conducts its operations through a Delaware limited partnership subsidiary named Global Medical REIT L.P. (the “Operating Partnership”). The Company serves as the sole general partner of the Operating Partnership through a wholly-owned subsidiary of the Company named Global Medical REIT GP LLC, a Delaware limited liability company. As of March 31, 2019, the Company was the 89.82% limited partner of the Operating Partnership, with an aggregate of 10.18% of the Operating Partnership owned by holders of long-term incentive plan units (“LTIP Units”) and third-party limited partners who contributed properties or services to the Operating Partnership in exchange for limited partnership units (“OP Units”).

Note 2 – Summary of Significant Accounting Policies

Basis of presentation

The accompanying consolidated financial statements are unaudited and include the accounts of the Company, including the Operating Partnership and its wholly-owned subsidiaries. The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures required for annual consolidated financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the accompanying consolidated financial statements do not include all of the information and footnotes required by GAAP for complete consolidated financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2018. In the opinion of management, all adjustments of a normal and recurring nature necessary for a fair presentation of the consolidated financial statements for the interim periods have been made.

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

The Company classifies noncontrolling interest as a component of consolidated equity on its Consolidated Balance Sheets, separate from the Company’s total stockholders’ equity. The Company’s net income or loss is allocated to noncontrolling interests based on the respective ownership or voting percentage in the Operating Partnership associated with such noncontrolling interests and is removed from consolidated income or loss on the Consolidated Statements of Operations in order to derive net income or loss attributable to common stockholders. The noncontrolling ownership percentage is calculated by dividing the aggregate number of LTIP Units and OP Units held by third parties by the total number of shares of common stock, LTIP Units and OP Units outstanding. Any future issuances of additional shares of common stock, LTIP Units or OP Units could change the noncontrolling ownership interest.

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and footnotes. Actual results could differ from those estimates.

Investment in Real Estate

Real estate and related assets are recorded at cost and stated at cost less accumulated depreciation. Renovations, replacements and other expenditures that improve or extend the life of assets are capitalized and depreciated over their estimated useful lives. Expenditures for ordinary maintenance and repairs are charged to expense as incurred. Depreciation is computed using the straight-line method over the estimated useful life of the buildings, which are generally between 23 and 50 years, tenant improvements, which are generally between one and 19 years, and site improvements, which are generally between three and 14 years.

Leases

See Note 8 – “Leases” for policies and related disclosures with respect to the Company’s leases as both a lessor and a lessee in accordance with the new lease standard Accounting Standards Codification Topic 842 “Leases” (“ASC Topic 842”) that was implemented by the Company on January 1, 2019.

Cash and Cash Equivalents and Restricted Cash

The Company considers all demand deposits, cashier’s checks, money market accounts, and certificates of deposit with a maturity of three months or less to be cash equivalents. Amounts included in restricted cash represent (1) certain security deposits received from tenants at the inception of their leases; (2) cash required to be held by a third-party lender as a reserve for debt service; and (3) funds held by the Company that were received from certain tenants that the Company collected to pay specific tenant expenses, such as real estate taxes and insurance, on the tenant’s behalf (“tenant reimbursements”). The following table provides a reconciliation of the Company’s cash and cash equivalents and restricted cash that sums to the total of those amounts at the end of the periods presented on the Company’s accompanying Consolidated Statements of Cash Flows for the three months ended March 31, 2019 and 2018:

	As of March 31,
	2019	2018
Cash and cash equivalents	$1,844	$3,351
Restricted cash	1,464	4,050
Total cash and cash equivalents and restricted cash	$3,308	$7,401

Tenant Receivables

The tenant receivables balance as of March 31, 2019 and December 31, 2018 was $3,559 and $2,905, respectively. The balance as of March 31, 2019 consisted of $1,162 in funds owed from the Company’s tenants for rent that the Company had earned but had not yet received, and $1,289 in tenant reimbursements owed to the Company. Additionally, the balance as of March 31, 2019 included a $1,000 receivable for a loan that was made to one of the Company’s tenants and $108 in miscellaneous receivables. The balance as of December 31, 2018 consisted of $783 in funds owed from the Company’s tenants for rent that the Company had earned but had not yet received, and $1,062 in tenant reimbursements owed to the Company. Additionally, the balance as of December 31, 2018 included a $1,000 receivable for a loan that was made to one of the Company’s tenants and $60 in miscellaneous receivables.

Escrow Deposits

The escrow deposits balance as of March 31, 2019 and December 31, 2018 was $3,296 and $1,752, respectively. Escrow deposits include funds held in escrow to be used for the acquisition of properties in the future and for the payment of taxes, insurance, and other amounts as stipulated by the Company’s Cantor Loan, as hereinafter defined.

Deferred Assets

The deferred assets balance as of March 31, 2019 and December 31, 2018 was $10,358 and $9,352, respectively. The balance as of March 31, 2019 consisted of $10,072 in deferred rent receivables resulting from the recognition of revenue from leases with fixed annual rental escalations on a straight-line basis and $286 of other deferred costs. The balance as of December 31, 2018 consisted of $8,706 in deferred rent receivables resulting from the recognition of revenue from leases with fixed annual rental escalations on a straight-line basis and $646 of other deferred costs.

Other Assets

Other assets primarily includes the Company’s right of use asset and capitalized costs related to the Company’s property acquisitions. Costs that are incurred prior to the completion of the acquisition of a property are capitalized if all of the following conditions are met: (a) the costs are directly identifiable with the specific property, (b) the costs would be capitalized if the property were already acquired, and (c) acquisition of the property is probable. These costs are included with the value of the acquired property upon completion of the acquisition. The costs are charged to expense when it is probable that the acquisition will not be completed. The other assets balance was $3,009 as of March 31, 2019, which consisted of $2,337 for a right of use asset that was recorded in connection with the implementation of ASC Topic 842 on January 1, 2019 (refer to Note 8 – “Leases” for additional details), $521 in capitalized costs related to property acquisitions and capital expenditures on investment in real estate, and $151 in a prepaid asset. The other assets balance was $322 as of December 31, 2018, which consisted of $139 in capitalized costs related to property acquisitions and $183 in a prepaid asset.

Security Deposits and Other

The security deposits and other liability balance as of March 31, 2019 and December 31, 2018 was $4,122 and $4,152, respectively. The balance as of March 31, 2019 consisted of security deposits of $3,284 and a tenant impound liability of $838 related to amounts owed for specific tenant expenses. The balance as of December 31, 2018 consisted of security deposits of $3,272 and a tenant impound liability of $880 related to amounts owed for specific tenant expenses.

Derivative Instruments - Interest Rate Swaps

As of March 31, 2019 and December 31, 2018, the Company had three interest rate swaps that were designated as cash flow hedges of interest rate risk. In accordance with the Company’s risk management strategy, the purpose of the interest rate swaps is to manage interest rate risk for a portion of the Company’s variable-rate debt. The interest rate swaps involve the Company’s receipt of variable-rate amounts from three counterparties in exchange for the Company making fixed-rate payments over the life of the agreement. The Company accounts for derivative instruments in accordance with the provisions of ASC Topic 815, “Derivatives and Hedging” and ASU No. 2017-12, “Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities.” As of March 31, 2019 and December 31, 2018, the Company’s liability balance related to these interest rate swaps was $5,520 and $3,487, respectively. Refer to Note 4 – “Notes Payable and Credit Facility” for additional details.

Other Liability

As of March 31, 2019 the Company had an other liability balance of $2,367 that was recorded in connection with the implementation of ASC Topic 842 on January 1, 2019 (refer to Note 8 – “Leases” for additional details).

Reclassification

The Company reclassified the line item “Expense Recoveries” on its Consolidated Statements of Operations for the three months ended March 31, 2018 to present this amount as a component of “Rental Revenue.”

Note 3 – Property Portfolio

Summary of Properties Acquired During the Three Months Ended March 31, 2019

During the three months ended March 31, 2019 the Company completed two acquisitions. For both acquisitions, substantially all of the fair value was concentrated in a single identifiable asset or group of similar identifiable assets and, therefore, represent asset acquisitions. Accordingly, transaction costs for these acquisitions were capitalized.

A rollforward of the gross investment in land, building and improvements as of March 31, 2019 resulting from these acquisitions as well as other tenant improvements is as follows:

	Land	Building	Site & Tenant Improvements	Acquired Lease Intangibles	Gross Investment in Real Estate
Balances as of December 31, 2018	$63,710	$518,451	$22,237	$43,152	$647,550
Facility Acquired – Date Acquired:
Zachary – 2/28/19	-	3,336	512	835	4,683
Gilbert and Chandler – 3/19/19	4,616	11,643	-	-	16,259
Tenant improvements(1)	-	-	439	-	439
Total Additions(2):	4,616	14,979	951	835	21,381
Balances as of March 31, 2019	$68,326	$533,430	$23,188	$43,987	$668,931

(1)	Represents tenant improvements that were completed and placed in service during the three months ended March 31, 2019 related to the Sherman facility that was acquired in June 2017.
(2)	The Zachary facility acquisition included OP Units with a value of $506 that were issued as part of the total consideration for that transaction. Additionally, an aggregate of $34 of intangible liabilities were acquired from the acquisitions that occurred during the three months ended March 31, 2019. Accordingly, the total addition to gross investment in real estate funded with cash was $20,841.

Depreciation expense was $3,867 and $2,906 for the three months ended March 31, 2019 and 2018, respectively.

As of March 31, 2019, the Company had aggregate capital improvement commitments and obligations to improve, expand, and maintain the Company’s facilities of $20,825. Many of these allowances are subject to contingencies that make it difficult to predict when such allowances will be utilized, if at all. In accordance with the terms of a number of the Company’s leases, capital improvement obligations in 2019 could total up to approximately $12,790.

The following is a summary of the acquisitions completed during the three months ended March 31, 2019.

Zachary Facility

On February 28, 2019, the Company assumed the following leasehold interests in the real property located in Zachary, Louisiana for a purchase price of $4.6 million: (i) the interest, as ground lessee, in an existing ground lease of the facility with the fee owner as ground lessor, with approximately 46 years remaining in the initial term with no extension options; (ii) the interest arising under the ground lease in and to the long-term acute-care hospital located at the facility; and (iii) the interest, as landlord, in an existing lease of the facility with LTAC Hospital of Feliciana, LLC, as tenant, with approximately 16 years remaining in the initial term with three consecutive 10-year extension options. The following table presents the details of the tangible and intangible assets acquired and liabilities assumed:

Land and site improvements	$103
Building and tenant improvements	3,745
In-place leases	305
Above-market lease intangibles	117
Leasing costs	413
Below-market lease intangibles	(34)
Total purchase price	$4,649

Gilbert and Chandler Facilities

On March 19, 2019, the Company purchased the following facilities located in Gilbert, Arizona and Chandler, Arizona for a total purchase price of $16.1 million: (i) a medical office building located in Gilbert, Arizona (the “Val Vista Facility”); (ii) a medical office building located in Gilbert, Arizona (the “Dobson Facility”); (iii) a medical office suite located in Chandler, Arizona (the “Pecos I Facility”); and (iv) a medical office suite located in Chandler, Arizona (the “Pecos II Facility”). Upon the closing of the acquisition, the Company assumed the seller’s interest, as lessor, in the existing leases of: (v) the Pecos I Facility to Chandler Endoscopy Center LLC with approximately seven years remaining in its initial term with two consecutive five-year extension options; and (vi) the Pecos II Facility to Valley Heart Associates, P.C, with approximately four years remaining on its initial term with one three-year extension option, and Valley Anesthesiology Consultants Inc. with approximately four years remaining on its initial term with two consecutive five-year extension options. Also upon the closing of the acquisition, the Company (i) leased the Dobson Facility to East Valley Gastroenterology & Hepatology Associates, P.C., (“EVGHA”); (ii) leased a portion of the Val Vista Facility to EVGHA; and (iii) leased another portion of the Val Vista Facility to Premier Endoscopy Center, LLC. The Dobson Facility lease and the Val Vista Facility leases each have an initial term of 15 years with two consecutive five-year extension options.

Intangible Assets and Liabilities

The following is a summary of the carrying amount of intangible assets and liabilities as of the dates presented:

	As of March 31, 2019
	Cost	Accumulated Amortization	Net
Assets
In-place leases	$22,058	$(4,714)	$17,344
Above market ground lease	708	(33)	675
Above market leases	8,126	(1,368)	6,758
Leasing costs	13,095	(2,028)	11,067
	$43,987	$(8,143)	$35,844
Liabilities
Below market leases	$2,370	$(366)	$2,004

	As of December 31, 2018
	Cost	Accumulated Amortization	Net
Assets
In-place leases	$21,753	$(4,037)	$17,716
Above market ground lease	707	(28)	679
Above market leases	8,009	(1,096)	6,913
Leasing costs	12,683	(1,703)	10,980
	$43,152	$(6,864)	$36,288
Liability
Below market leases	$2,336	$(308)	$2,028

The following is a summary of the acquired lease intangible amortization:

	Three Months Ended March 31,
	2019	2018
Amortization expense related to in-place leases	$677	$521
Amortization expense related to leasing costs	$325	$244
Decrease in rental revenue related to above market ground lease	$5	$4
Decrease in rental revenue related to above market leases	$272	$151
Increase in rental revenue related to below market leases	$58	$42

As of March 31, 2019, scheduled future aggregate net amortization of the acquired lease intangible assets and liabilities for each fiscal year ended December 31 is listed below:

	Net Decrease in Revenue	Net Increase in Expenses
2019 (nine months remaining)	$(557)	$2,918
2020	(726)	3,873
2021	(729)	3,258
2022	(730)	2,949
2023	(708)	2,668
Thereafter	(1,979)	12,745
Total	$(5,429)	$28,411

As of March 31, 2019 the weighted average amortization periods for asset lease intangibles and liability lease intangibles were 6.96 years and 8.53 years, respectively.

Note 4 – Notes Payable and Credit Facility

Summary of Notes Payable, Net of Discount

The Company’s notes payable, net, includes two loans: (1) the Cantor Loan and (2) the West Mifflin Note, described in detail below. The following table sets forth the aggregate balances of these loans as of March 31, 2019 and December 31, 2018.

	March 31, 2019	December 31, 2018
Notes payable, gross	$39,453	$39,475
Less: Unamortized debt discount	(766)	(799)
Principal repayment	(35)	(22)
Notes payable, net	$38,652	$38,654

Amortization expense incurred related to the debt discount was $33 and $32 for the three months ended March 31, 2019 and 2018, respectively, and is included in the “Interest Expense” line item in the accompanying Consolidated Statements of Operations.

Cantor Loan

On March 31, 2016, through certain of its wholly-owned subsidiaries, the Company entered into a $32,097 portfolio commercial mortgage-backed securities loan (the “Cantor Loan”) with Cantor Commercial Real Estate Lending, LP (“CCRE”). The subsidiaries are GMR Melbourne, LLC, GMR Westland, LLC, GMR Memphis, LLC, and GMR Plano, LLC (the “GMR Loan Subsidiaries”). The Cantor Loan has cross-default and cross-collateral terms. The Cantor Loan has a maturity date of April 6, 2026 and accrues annual interest at 5.22%. The first five years of the term require interest-only payments and thereafter payments will include interest and principal, amortized over a 30-year schedule. Prepayment can only occur within four months prior to the maturity date, except that after the earlier of (a) two years after the loan is placed in a securitized mortgage pool, or (b) May 6, 2020, the Cantor Loan can be fully or partially defeased upon payment of amounts due under the Cantor Loan and payment of a defeasance amount that is sufficient to purchase U.S. government securities equal to the scheduled payments of principal, interest, fees, and any other amounts due related to a full or partial defeasance under the Cantor Loan.

The Company secured the payment of the Cantor Loan with the assets, including property, facilities, and rents, held by the GMR Loan Subsidiaries and has agreed to guarantee certain customary recourse obligations, including findings of fraud, gross negligence, or breach of environmental covenants by the GMR Loan Subsidiaries. The GMR Loan Subsidiaries are required to maintain an aggregate monthly debt service coverage ratio of 1.35:1.00 for all of the collateral properties.

The note balance as of March 31, 2019 and December 31, 2018 was $32,097. Interest expense incurred on this note was $419 for both of the three months ended March 31, 2019 and 2018.

As of March 31, 2019, scheduled principal payments due for each fiscal year ended December 31 are listed below as follows:

2019	$-
2020	-
2021	282
2022	447
2023	471
Thereafter	30,897
Total	$32,097

West Mifflin Note

On September 25, 2015, the Company, through its wholly-owned subsidiary GMR Pittsburgh LLC, as borrower, entered into a Term Loan and Security Agreement with Capital One to borrow $7,378. The note bears interest at 3.72% per annum and all unpaid interest and principal is due on September 25, 2020. Interest is paid in arrears and interest payments began on November 1, 2015 and have continued on the first day of each calendar month thereafter. Principal payments began on November 1, 2018 and have continued on the first day of each calendar month thereafter based on an amortization schedule with the remaining principal balance due on the maturity date. The Company, at its option, may prepay the note at any time in whole (but not in part) with advanced written notice. The West Mifflin facility serves as collateral for the note. The note requires a quarterly fixed charge coverage ratio of at least 1:1, a quarterly minimum debt yield of 0.09:1.00, and annualized Operator EBITDAR (as defined in the note) measured on a quarterly basis of not less than $6,000. The Operator is Associates in Ophthalmology, Ltd. and Associates Surgery Centers, LLC. The Company made principal payments of $35 during the three months ended March 31, 2019. The note balance as of March 31, 2019 and December 31, 2018 was $7,321 and $7,356, respectively. Interest expense incurred on this note was $66 and $69 for the three months ended March 31, 2019 and 2018, respectively.

As of March 31, 2019, scheduled principal payments due for each fiscal year ended December 31 are listed below as follows:

2019 (nine months remaining)	$101
2020	7,220
Total	$7,321

Credit Facility

The Company, the Operating Partnership, as borrower, and certain of its subsidiaries (such subsidiaries, the “Subsidiary Guarantors”) are parties to a syndicated credit facility with BMO Harris Bank N.A. (“BMO”), as Administrative Agent (the “Credit Facility). The Credit Facility has overall capacity of $350 million, consisting of a $250 million revolving credit facility (the “Revolver”) and a $100 million, five-year term loan (the “Term Loan”). The Revolver’s term ends in August 2022 with a one-year extension option. The Credit Facility includes an accordion feature to increase the capacity to an aggregate of $500 million. On April 15, 2019, the Company exercised $75 million of the $150 million accordion feature of the Credit Facility. The partial exercise of the accordion feature increases the term loan component of the credit facility from $100 million to $175 million and the total borrowing capacity under the Credit Facility to $425 million (See Note 11 – “Subsequent Events”).

The Subsidiary Guarantors and the Company are guarantors of the obligations under the Credit Facility. The amount available to borrow from time to time under the Credit Facility is limited according to a quarterly borrowing base valuation of certain properties owned by the Subsidiary Guarantors.

The Operating Partnership is subject to ongoing compliance with a number of customary affirmative and negative covenants, including limitations with respect to liens, indebtedness, distributions, mergers, consolidations, investments, restricted payments and asset sales. The Operating Partnership must also maintain (i) a maximum consolidated leverage ratio as of the end of each fiscal quarter of less than (y) 0.65:1.00 for each fiscal quarter ending prior to October 1, 2019 and (z) thereafter, 0.60:1.00, (ii) a minimum fixed charge coverage ratio of 1.50:1.00, (iii) a minimum net worth of $203,795 plus 75% of all net proceeds raised through equity offerings subsequent to March 31, 2018, and (iv) a ratio of total secured recourse debt to total asset value of not greater than 0.10:1.00.

On August 7, 2018, the Company hedged its interest rate risk on the Term Loan by entering into an interest rate swap, with a notional amount of $100 million and a term of five years, which effectively fixed the LIBOR component on the Term Loan at 2.88%. Subsequently, on November 16, 2018, the Company entered into two additional interest rate swaps with separate counterparties for an aggregate notional amount of $70 million, which effectively fixed the LIBOR component of $70 million of our Credit Facility debt at 2.93%. For additional information related to the interest rate swaps see the “Derivative Instruments - Interest Rate Swaps” section herein.

During the three months ended March 31, 2019, the Company borrowed $6,200 under the Credit Facility and repaid $62,800 for a net amount repaid of $56,600. During the three months ended March 31, 2018, the Company borrowed $68,750 under the Credit Facility and repaid $4,500 for a net amount borrowed of $64,250. Interest expense incurred on the Credit Facility was $3,238 and $1,766, for the three months ended March 31, 2019 and 2018, respectively.

As of March 31, 2019 and December 31, 2018, the Company had the following outstanding borrowings under the Credit Facility:

	March 31, 2019	December 31, 2018
Revolver	$123,675	$180,275
Term Loan	100,000	100,000
Less: Unamortized deferred financing costs	(3,682)	(3,922)
Credit Facility, net	$219,993	$276,353

Costs incurred related to the Credit Facility, net of accumulated amortization, are netted against the Company’s “Credit facility, net of unamortized discount” balance in the accompanying Consolidated Balance Sheets. The Company paid $29 and $753 related to modifications to the Credit Facility as well as fees related to adding properties to the borrowing base during the three months ended March 31, 2019 and 2018, respectively. Amortization expense incurred was $269 and $398 for the three months ended March 31, 2019 and 2018, respectively, and is included in the “Interest Expense” line item in the accompanying Consolidated Statements of Operations.

In July 2017, the Financial Conduct Authority (the authority that regulates LIBOR) announced that it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. The Alternative Reference Rates Committee (“ARRC”) has proposed that the Secured Overnight Financing Rate (“SOFR”) is the rate that represents best practice as the alternative to USD-LIBOR for use in derivatives and other financial contracts that are currently indexed to USD-LIBOR. ARRC has proposed a paced market transition plan to SOFR from USD-LIBOR and organizations are currently working on industry wide and company specific transition plans as it relates to derivatives and cash markets exposed to USD-LIBOR. The Company has material contracts that are indexed to USD-LIBOR and is monitoring this activity and evaluating the related risks.

Derivative Instruments - Interest Rate Swaps

As of March 31, 2019, the Company had three interest rate swaps that are used to manage the interest rate risk and fix the LIBOR component of certain of its floating rate debt as follows: (i) on August 7, 2018 the Company executed an interest rate swap with BMO that was designated as a cash flow hedge on the Term Loan, with a notional amount of $100 million, a fixed interest rate of 2.88%, and a maturity date of August 8, 2023; and (ii) on November 16, 2018 the Company executed separate interest rate swaps with SunTrust Bank (“SunTrust”) and Citizens Bank of Pennsylvania (“Citizens”) that were each designated as cash flow hedges. The swap with SunTrust has a notional amount of $40 million and the swap with Citizens has a notional amount of $30 million and both have a fixed interest rate of 2.93% and a maturity date of August 7, 2024.

In accordance with the provisions of ASC Topic 815, the Company records the swaps either as an asset or a liability measured at its fair value at each reporting period. When hedge accounting is applied, the change in the fair value of derivatives designated and that qualify as cash flow hedges is (i) recorded in accumulated other comprehensive loss in the equity section of the Company’s Consolidated Balance Sheets and (ii) subsequently reclassified into earnings as interest expense for the period that the hedged forecasted transactions affect earnings. If specific hedge accounting criteria are not met, changes in the Company’s derivative instruments’ fair value are recognized currently as an adjustment to net income.

The Company’s interest rate swaps are not traded on an exchange. The Company’s interest rate swaps are recorded at fair value based on a variety of observable inputs including contractual terms, interest rate curves, yield curves, measure of volatility, and correlations of such inputs. The Company measures its derivatives at fair value on a recurring basis based on the expected size of future cash flows on a discounted basis and incorporating a measure of non-performance risk. The fair values are based on Level 2 inputs within the framework of ASC Topic 820, “Fair Value Measurement.” The Company considers its own credit risk, as well as the credit risk of its counterparty, when evaluating the fair value of its derivative instruments.

The fair value of the Company’s interest rate swaps was a liability of $5,520 and $3,487 as of March 31, 2019 and December 31, 2018, respectively. These amounts are included in the “Derivative Liability” line item on the Company’s Consolidated Balance Sheets as of March 31, 2019 and December 31, 2018.

The table below details the components of the loss presented on the accompanying Consolidated Statements of Comprehensive (Loss) Income recognized on the Company’s interest rate swaps designated as cash flow hedges for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018

Amount of loss recognized in other comprehensive loss	$2,204	$-
Amount of loss reclassified from accumulated other comprehensive loss into interest expense	(182)	-
Total change in accumulated other comprehensive loss	$2,022	$-

During the next twelve months, the Company estimates that an additional $928 will be reclassified as an increase to interest expense. Additionally, during the three months ended March 31, 2019, the Company recorded total interest expense in its Consolidated Statements of Operations of $4,025.

Weighted-Average Interest Rate and Term

The weighted average interest rate and term of the Company’s debt was 4.72% and 4.14 years at March 31, 2019, compared to 4.64% and 4.24 years as of December 31, 2018.

Note 5 – Stockholders’ Equity

Preferred Stock

The Company’s charter authorizes the issuance of 10,000 shares of preferred stock, par value $0.001 per share. As of March 31, 2019 and December 31, 2018, there were 3,105 shares of Series A Cumulative Redeemable Preferred Stock (“Series A Preferred Stock”), issued and outstanding. The Series A Preferred Stock has a liquidation preference of $25 per share.

Preferred stock dividend activity for the three months ended March 31, 2019 is summarized in the following table:

Date Announced	Record Date	Applicable Quarter	Payment Date	Quarterly Dividend		Dividends per Share

December 13, 2018	January 15, 2019	Q4 2018	January 31, 2019	$1,455		$0.46875
March 6, 2019	April 15, 2019	Q1 2019	April 30, 2019	$1,455	(1)	$0.46875

(1)Two months of this amount, equal to $970, was accrued at March 31, 2019.

The holders of the Series A Preferred Stock are entitled to receive dividend payments only when, as and if declared by the Board (or a duly authorized committee of the Board). Dividends will accrue or be payable in cash from the original issue date, on a cumulative basis, quarterly in arrears on each dividend payment date at a fixed rate per annum equal to 7.50% of the liquidation preference of $25.00 per share (equivalent to $1.875 per share on an annual basis). Dividends on the Series A Preferred Stock will be cumulative and will accrue whether or not (i) funds are legally available for the payment of those dividends, (ii) the Company has earnings or (iii) those dividends are declared by the Board. The quarterly dividend payment dates on the Series A Preferred Stock are January 31, April 30, July 31 and October 31 of each year. During each of the three month periods ended March 31, 2019 and 2018, the Company paid preferred dividends of $1,455.

Common Stock

The Company has 500,000 authorized shares of common stock, $0.001 par value. As of March 31, 2019 and December 31, 2018, there were 34,555 and 25,944 outstanding shares of common stock, respectively.

On March 18, 2019, the Company closed an underwritten public offering of its common stock and on March 25, 2019 the Company closed on part of the related over-allotment option granted to the underwriters. These transactions resulted in an aggregate of 8,233 shares of the Company’s common stock being issued at a public offering price of $9.75 per share, receiving net proceeds of $75,918. This represented gross proceeds of $80,269 less underwriting discounts and advisory fees of $4,013 and expenses paid by the Company that were directly attributable to the offering of $338.

On August 17, 2018, the Company, its Advisor, and the Operating Partnership entered into a Sales Agreement with a number of financial institutions, pursuant to which the Company may offer and sell, from time to time, up to $50 million of its common stock (the “ATM Program”). During the three months ended March 31, 2019, pursuant to the ATM Program, the Company sold and issued 321 shares of its common stock at an average price of $9.68 per share, receiving net proceeds of $3,026. This represented gross proceeds of $3,108 net of $82 of commissions and expenses paid by the Company that were directly attributable to the issuance.

Common stock dividend activity for the three months ended March 31, 2019 is summarized in the following table:

Date Announced	Record Date	Applicable Quarter	Payment Date	Dividend Amount(1)	Dividends per Share

December 13, 2018	December 26, 2018	Q4 2018	January 10, 2019	$5,695	$0.20
March 6, 2019	March 26, 2019	Q1 2019	April 10, 2019	$7,688	$0.20

(1)Includes distributions on granted LTIP Units and OP Units.

During the three months ended March 31, 2019 and 2018, the Company paid total dividends on its common stock, LTIP Units and OP Units in the aggregate amount of $5,781 and $4,552, respectively.

As of March 31, 2019 and December 31, 2018, the Company had an accrued dividend balance of $327 and $316 for dividends payable on the aggregate annual and long-term LTIP Units that are subject to retroactive receipt of dividends on the amount of LTIP Units ultimately earned. During the three months ended March 31, 2019, $97 of dividends were accrued and $86 of dividends were paid related to these units. During the three months ended March 31, 2018, $165 of dividends were accrued and no dividends related to these units were paid.

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

OP Units

During the three months ended March 31, 2019, the Company issued an aggregate of 49 OP Units with a value of $506 in connection with a facility acquisition. Additionally, during the three months ended March 31, 2019 two OP Unit holders redeemed an aggregate of 51 OP Units that were issued during 2017 for a facility acquisition. The Company redeemed such OP Units for shares of its common stock with a value of $519. During the year ended December 31, 2018, the Company issued an aggregate of 1,899 OP Units with a value of $16,363 in connection with three facility acquisitions. As of March 31, 2019 and December 31, 2018, there were 3,143 and 3,145 OP Units issued and outstanding, respectively, with an aggregate value of $27,881 and $27,894, respectively. The OP Unit value is based on the Company’s closing share price on the date of the respective transaction and is included as a component of noncontrolling interest equity in the Company’s Consolidated Balance Sheets as of March 31, 2019 and December 31, 2018.

Note 6 – Related Party Transactions

Management Agreement

Upon completion of the Company’s initial public offering on July 1, 2016, the Company and the Advisor entered into an amended and restated management agreement (the “Management Agreement”). Certain material terms of the Management Agreement are summarized in the section titled “Business — Our Advisor and our Management Agreement,” contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on March 11, 2019.

Management Fees and Accrued Management Fees

The Company’s management fee to the Advisor is calculated in accordance with the terms of the Management Agreement which requires an annual base management fee equal to 1.5% of our stockholders’ equity (as defined in the Management Agreement). For the three months ended March 31, 2019 and 2018, management fees of $1,334 and $1,081, respectively, were incurred and expensed by the Company. During the three months ended March 31, 2019 and 2018, the Company paid management fees to the Advisor in the amount of $1,142 and 1,064, respectively. Accrued management fees due to the Advisor were $1,335 and $1,143 as of March 31, 2019 and December 31, 2018, respectively. No incentive management fee was incurred by the Company during the three months ended March 31, 2019 or 2018.

Allocated General and Administrative Expenses

Effective May 8, 2017, the Company and the Advisor entered into an agreement pursuant to which, for a period of one year commencing on May 8, 2017, the Company agreed to reimburse the Advisor for $125 of the annual salary of the General Counsel and Secretary of the Company for so long as he continues to be primarily dedicated to the Company in his capacity as its General Counsel and Secretary. This agreement expired in May 2018 and was not renewed. In the future, the Company may receive additional allocations of general and administrative expenses from the Advisor that are either clearly applicable to or were reasonably allocated to the operations of the Company. There were no allocated general and administrative expenses from the Advisor for the three months ended March 31, 2019. Other than via the terms of the reimbursement agreement noted above, there were no allocated general and administrative expenses from the Advisor for the three months ended March 31, 2018.

Due to Related Parties, Net

A rollforward of the due (to) from related parties balance, net, as of March 31, 2019 is as follows:

	Due to Advisor – Mgmt. Fees	Due (to) from Advisor – Other Funds	Due (to) from Other Related Party	Total Due (To) From Related Parties, Net
Balance as of January 1, 2019	$(1,143)	52	61	$(1,030)
Management fee expense incurred (1)	(1,334)	-	-	(1,334)
Management fees paid to Advisor (1)	1,142	-	-	1,142
Loans to Advisor (2)	-	67	-	67
Loans to other related parties (2)	-	-	55	55
Balance as of March 31, 2019	$(1,335)	119	116	(1,100)

(1)Net amount accrued of $192 consists of $1,334 in management fee expense incurred, net of $1,142 of accrued management fees that were paid to the Advisor. This represents a cash flow operating activity.

(2)Aggregate amount of $122 represents amounts paid by the Company on behalf of several related party entities for miscellaneous purposes. This represents a cash flow investing activity.

Note 7 – Stock-Based Compensation

2016 Equity Incentive Plan

The 2016 Equity Incentive Plan (the “Plan”) is intended to assist the Company and its affiliates in recruiting and retaining employees of the Manager, members of the Board, executive officers of the Company, and individuals who provide services to those entities or affiliates of those entities.

The Plan is intended to permit the grant of both qualifying and non-qualified options and the grant of stock appreciation rights, restricted stock, unrestricted stock, awards of restricted stock units, performance awards and other equity-based awards (including LTIP Units) for up to an aggregate of 1,232 shares of common stock, subject to increase under certain provisions of the Plan. Based on the grants outstanding as of March 31, 2019, there are 37 units that remain available to be granted under the Plan. Units subject to awards under the Plan that are forfeited, cancelled, lapsed, settled in cash or otherwise expired (excluding shares withheld to satisfy exercise prices or tax withholding obligations) are available for grant.

Time-Based Grants

The time-based vesting LTIP unit activity under the Plan during the three months ended March 31, 2019 was as follows:

LTIP Units outstanding as of December 31, 2018	588
LTIP Units earned and granted via the 2018 performance program – Annual Awards (1)	108
LTIP Units granted on a discretionary basis related to the Annual Awards (2)	28
LTIP Units granted as 2019 long-term time based awards (3)	54
LTIP Units – other grant and forfeitures, net (4)	(4)
LTIP Units outstanding as of March 31, 2019	774

(1)	The 108 LTIP Units represents earned and granted units from the previously disclosed 2018 annual awards (the “Annual Awards”). On March 5, 2019 the Compensation Committee of the Board (the “Compensation Committee”) determined the extent to which the Company achieved the performance goals related to the 2018 Annual Awards and determined the number of LTIP Units that each grantee was entitled to receive. These grants vested 50% on March 5, 2019, the determination date, and 50% vest on March 5, 2020.
(2)	The 28 LTIP Units represents a discretionary grant by the Compensation Committee. These grants vested 50% on March 5, 2019, the grant date, and 50% vest on March 5, 2020.
(3)	The 54 LTIP Units represent grants approved by the Board on March 5, 2019. These grants are valued based on the Company’s share price at the date of grant of $10.07 and vest in equal one-third increments on each of March 5, 2020, March 5, 2021, and March 5, 2022.
(4)	The decrease of four LTIP Units net represents 6 LTIP Units redeemed for the Company’s common stock with a value of $57 and one LTIP Unit that was forfeited, partially offset by three LTIP Units that were granted on March 15, 2019 related to a new hire. These three LTIP Units vest in equal one-third increments on each of March 15, 2020, March 15, 2021, and March 5, 2022.

A detail of the vested and unvested LTIP units outstanding as of March 31, 2019 is as follows:

Total vested units	463
Unvested units:
Granted to employees of the Advisor	290
Granted to the Company’s independent directors	21
Total unvested units	311
LTIP Units outstanding as of March 31, 2019	774

Performance Based Awards

For each of the past three years the Company’s Board has approved annual performance-based equity incentive awards in the form of LTIP Units and long-term performance-based LTIP awards (“Long-Term Awards”) to the executive officers of the Company and other employees of the Advisor who perform services for the Company. As described in detail below the Annual Awards have one-year performance periods and the Long-Term Awards have three-year performance periods. In addition to meeting specified performance metrics, vesting in both the Annual Awards and the Long-Term Awards is subject to service requirements.

A detail of the Annual Awards and Long-Term Awards under the 2017, 2018, and 2019 programs as of March 31, 2019 is as follows:

	2017 Program	2018 Program		2019 Program
	Long-Term	Annual	Long-Term	Annual	Long-Term	Total

Net annual and long-term LTIP awards as of December 31, 2018 (at target)	96	161	110	-	-	367
LTIP Unit target grants via the 2019 Performance Program – Annual Awards and Long-Term Awards (1)	-	-	-	133	82	215
LTIP Units earned and granted via the 2018 Performance Program – Annual Awards (2)	-	(108)	-	-	-	(108)
LTIP Units granted on a discretionary basis via the 2018 Performance Program – Annual Awards (2)	-	(28)	-	-	-	(28)
LTIP Units not earned under the 2018 Performance Program – Annual Awards (3)	-	(25)	-	-	-	(25)
Net annual and long-term LTIP awards as of March 31, 2019 (at target)	96	-	110	133	82	421

(1)	These target Annual Awards and Long-Term Awards were approved by the Board on March 5, 2019.
(2)	These amounts represents grants from the 2018 program Annual Awards. Refer to the “Time-Based Grants” table above which presents these grants as earned and time-based.
(3)	On March 5, 2019 the Compensation Committee determined the extent to which the Company achieved the performance goals and concluded that these target awards were not achieved.

The number of target LTIP Units comprising each 2019 program Annual Award target grant was based on the closing price of the Company’s common stock reported on the New York Stock Exchange (“NYSE”) on the date of grant. The number of target LTIP Units comprising each Long-Term Award target grant was based on the fair value of the Long-Term Awards as determined by an independent valuation consultant, in each case rounded to the nearest whole LTIP unit in order to eliminate fractional units.

Annual Awards. The Annual Awards are subject to the terms and conditions of LTIP Annual Award Agreements (“LTIP Annual Award Agreements”) between the Company and each grantee.

The Compensation Committee and Board established performance goals for fiscal year 2019, as set forth in Exhibit A to the 2019 LTIP Annual Award Agreements (the “Performance Goals”) that will be used to determine the number of LTIP Units earned by each grantee. As of March 31, 2019, management estimated that the Performance Goals would be met at a 100% level, and accordingly, applied 100% to the net target 2019 program Annual Awards to estimate the 2019 program Annual Awards expected to be earned at the end of the performance period. Cumulative stock-based compensation expense during the three months ended March 31, 2019 reflects management’s estimate that 100% of these awards will be earned. As soon as reasonably practicable following the last day of the 2019 fiscal year, the Compensation Committee and Board will determine the extent to which the Company has achieved each of the Performance Goals (expressed as a percentage) and, based on such determination, will calculate the number of LTIP Units that each grantee is entitled to receive. Each grantee may earn up to 150% of the number of his/her target LTIP Units. Any 2019 Annual Award LTIP Units that are not earned will be forfeited and cancelled.

Vesting. LTIP Units that are earned as of the end of the applicable performance period will be subject to vesting, subject to continued employment through each vesting date, in two installments as follows: 50% of the earned LTIP Units will become vested on the date in 2020 that the Board approves the number of LTIP Units to be awarded pursuant to the performance components set forth in the 2019 LTIP Annual Award Agreements and 50% of the earned LTIP Units become vested on the one year anniversary of the initial vesting date. Vesting may be accelerated under certain circumstances such as a “change-in-control” transaction or a “qualified termination” event.

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

Long-Term Awards. The Long-Term Awards are subject to the terms and conditions of 2017, 2018 and 2019 LTIP Long-Term Award Agreements (collectively the “LTIP Long-Term Award Agreements”) between the Company and each grantee. The number of LTIP Units that each grantee is entitled to earn under the LTIP Long-Term Award Agreements will be determined following the conclusion of a three-year performance period based on the Company’s total stockholder return (“TSR”), which is determined based on a combination of appreciation in stock price and dividends paid during the performance period. Each grantee may earn up to 200% of the number of target LTIP Units covered by the grantee’s Long-Term Award. Any target LTIP Units that are not earned will be forfeited and cancelled. The number of LTIP Units earned under the Long-Term Awards will be determined as soon as reasonably practicable following the end of the applicable three-year performance period (2020, 2021, or 2022 depending on the program) based on the Company’s TSR on an absolute basis (as to 75% of the Long-Term Award) and relative to the SNL Healthcare REIT Index (as to 25% of the Long-Term Award).

Vesting. LTIP Units that are earned as of the end of the applicable three year performance period will be subject to forfeiture restrictions that will lapse (“vesting”), subject to continued employment through each vesting date as follows; 50% of the earned LTIP Units will vest upon the third anniversary of the respective grant dates and the remaining 50% will vest on the fourth anniversary of the respective grant dates. Vesting may be accelerated under certain circumstances such as a “change-in-control” transaction or a “qualified termination” event.

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

Stock-Based Compensation Expense

In July 2018, the Company implemented the provisions of ASU 2018-07, “Improvements to Nonemployee Share-Based Payment Accounting” (“ASU 2018-07”). This standard simplifies several aspects of the accounting for non-employee transactions by stipulating that the existing accounting guidance for share-based payments to employees (accounted for under ASC Topic 718, “Compensation-Stock Compensation”) will also apply to non-employee share-based transactions (accounted for under ASC Topic 505, “Equity”).

Under the provisions of ASU 2018-07 the Company’s prospective compensation expense for all unvested LTIP Units, Annual Awards, and Long-Term Awards is recognized using the adoption date fair value of the awards, with no remeasurement required. Compensation expense for future LTIP Unit grants, Annual Awards, and Long-Term Awards is based on the grant date fair value of the units/awards, with no subsequent remeasurement required.

As the Long-Term Awards involve market-based performance conditions, the Company utilizes a Monte Carlo simulation to provide a grant date fair value for expense recognition. The Monte Carlo simulation is a generally accepted statistical technique used, in this instance, to simulate a range of possible future stock prices for the Company and the members of the SNL Healthcare REIT Index (the “Index”) over the Performance Periods. The purpose of this modeling is to use a probabilistic approach for estimating the fair value of the performance share award for purposes of accounting under ASC Topic 718.

The assumptions used in the Monte Carlo simulation include beginning average stock price, valuation date stock price, expected volatilities, correlation coefficients, risk-free rate of interest, and expected dividend yield. The beginning average stock price is the beginning average stock price for the Company and each member of the Index for the five trading days leading up to the grant date of the Long-Term Award. The valuation date stock price is the closing stock price of the Company and each of the peer companies in the Index on the grant dates of the Long-Term Awards. The expected volatilities are modeled using the historical volatilities for the Company and the members of the Index. The correlation coefficients are calculated using the same data as the historical volatilities. The risk-free rate of interest is taken from the U.S. Treasury website and relates to the expected life of the remaining performance period on valuation or revaluation. Lastly, the dividend yield assumption is 0.0%, which is mathematically equivalent to reinvesting dividends in the issuing entity, which is part of the Company’s award agreement assumptions.

Below are details regarding certain of the assumptions for the Long-Term Awards using Monte Carlo simulations:

	2019 Long-Term Awards	2018 Long-Term Awards	2017 Long-Term Awards
Share price	$10.07	$8.86	$8.86
Target awards	82	110	96
Volatility	31.7%	33.8%	33.8% - 35.4%
Risk-free rate	2.5%	2.6%	2.4% - 2.6%
Dividend assumption	reinvested	reinvested	reinvested
Expected term in years	3	2.7	1.7 – 2.7

The Company incurred stock compensation expense of $771 and $182 for the three months ended March 31, 2019 and 2018, respectively, related to the grants awarded under the Plan. Compensation expense is included within “General and Administrative” expense in the Company’s Consolidated Statements of Operations.

As of March 31, 2019, total unamortized compensation expense related to these awards of approximately $5.0 million is expected to be recognized over a weighted average remaining period of 1.93 years.

Note 8 – Leases

On January 1, 2019, the Company adopted ASC Topic 842, which supersedes Accounting Standards Codification Topic 840 “Leases” (“ASC Topic 840”). Information in this note with respect to the Company’s leases and lease-related costs as both lessee and lessor and lease-related receivables as lessor is presented under ASC Topic 842 as of and for the three months ended March 31, 2019 and under ASC Topic 840 as of and for the year ended December 31, 2018.

The Company adopted ASC Topic 842 using the modified retrospective approach whereby the cumulative effect of adoption was recognized on the adoption date and prior periods were not restated. There was no net cumulative effect adjustment to accumulated deficit as of January 1, 2019 as a result of this adoption. ASC Topic 842 sets out the principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. The Company operates as both a lessor and a lessee. As a lessor, the Company is required under ASC Topic 842 to account for leases using an approach that is substantially similar to ASC Topic 840’s guidance for operating leases and other leases such as sales-type leases and direct financing leases. In addition, ASC Topic 842 requires lessors to capitalize and amortize only incremental direct leasing costs. As a lessee, the Company is required under the new standard to apply a dual approach, classifying leases, such as ground leases, as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase. This classification determines whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. ASC Topic 842 also requires lessees to record a right of use asset and a lease liability for all leases with a term of greater than a year regardless of their classification. The Company has also elected the practical expedient not to recognize right of use assets and lease liabilities for leases with a term of a year or less.

On adoption of the standard, we elected the package of practical expedients provided for in ASC Topic 842, including:

•	No reassessment of whether any expired and existing contracts were or contained leases;
•	No reassessment of the lease classification for any expired and existing leases; and
•	No reassessment of initial direct costs for any existing leases.

The package of practical expedients was made as a single election and was consistently applied to all existing leases as of January 1, 2019. We also elected the practical expedient provided to lessors in a subsequent amendment to ASC Topic 842 that removed the requirement to separate lease and nonlease components, provided certain conditions were met.

Information as Lessor Under ASC Topic 842 (As of and for the three months ended March 31, 2019)

To generate positive cash flow, as a lessor, the Company leases its facilities to tenants in exchange for fixed monthly payments that cover rent, property taxes, insurance and certain cost recoveries, primarily common area maintenance (“CAM”). The Company’s leases were determined to be operating leases and have a portfolio average lease years remaining of approximately 10 years. Payments from the Company’s tenants for CAM are considered nonlease components that are separated from lease components and are generally accounted for in accordance with the revenue recognition standard. However, the Company qualified for and elected the practical expedient related to combining the components because the lease component is classified as an operating lease and the timing and pattern of transfer of CAM income, which is not the predominant component, is the same as the lease component. As such, consideration for CAM is accounted for as part of the overall consideration in the lease. Payments from customers for property taxes and insurance are considered noncomponents of the lease and therefore no consideration is allocated to them because they do not transfer a good or service to the customer. Fixed contractual payments from the Company’s leases are recognized on a straight-line basis over the terms of the respective leases. This means that, with respect to a particular lease, actual amounts billed in accordance with the lease during any given period may be higher or lower than the amount of rental revenue recognized for the period. Straight-line rental revenue is commenced when the tenant assumes control of the leased premises. Accrued straight-line rents receivable represents the amount by which straight-line rental revenue exceeds rents currently billed in accordance with lease agreements.

Some of the Company’s leases are subject to annual changes in the Consumer Price Index (“CPI”). Although increases in CPI are not estimated as part of the Company’s measurement of straight-line rental revenue, for leases with base rent increases based on CPI, the amount of rent revenue recognized is adjusted in the period the changes in CPI are measured and effective. Additionally, some of the Company’s leases have extension options.

Initial direct costs, primarily commissions, related to the leasing of our facilities are capitalized when material as incurred. Capitalized leasing costs are amortized on a straight-line basis over the remaining useful life of the respective leases. All other costs to negotiate or arrange a lease are expensed as incurred.

Lease-related receivables, which include accounts receivable and accrued straight-line rents receivable, are reduced for credit losses, if applicable. To date the Company’s receivables have not had any credit losses. Such amounts would be recognized as a reduction to rental and other revenues. The Company regularly evaluates the collectability of its lease-related receivables. The Company’s evaluation of collectability primarily consists of reviewing past due account balances and considering such factors as the credit quality of our tenant, historical trends of the tenant and changes in tenant payment terms. If the Company’s assumptions regarding the collectability of lease-related receivables prove incorrect, the Company could experience credit losses in excess of what was recognized in rental and other revenues.

The Company recognized $15.1 million of rental and other revenues related to operating lease payments, $1.3 million of which was for variable lease payments related to expense recoveries for the three months ended March 31, 2019. The aggregate annual minimum cash to be received by the Company on the noncancelable operating leases related to its portfolio as of March 31, 2019 is as follows for the subsequent years ended December 31:

2019 (nine months remaining)	$39,378
2020	53,430
2021	51,951
2022	50,927
2023	49,785
Thereafter	346,029
Total	$591,500

Information as Lessor Under ASC Topic 840 (As of and for the year ended December 31, 2018)

The Company adopted the provisions of ASU 2014-09 “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”) effective January 1, 2018 using the modified retrospective transition method.  Rental income from leasing arrangements is specifically excluded from the standard. The Company analyzed its remaining revenue streams and concluded there were no changes in revenue recognition with the adoption of the new standard.

The Company’s operations consist of rental revenue earned from tenants under leasing arrangements which provide for minimum rent and escalations. These leases were accounted for as operating leases. For operating leases with contingent rental escalators, revenue was recorded based on the contractual cash rental payments due during the period. Revenue from leases with fixed annual rental escalators were recognized on a straight-line basis over the initial lease term, subject to a collectability assessment. If the Company determined that collectability of rents was not reasonably assured, future revenue recognition was limited to amounts contractually owed and paid, and, when appropriate, an allowance for estimated losses was established.

The Company consistently assessed the need for an allowance for doubtful accounts, including an allowance for operating lease straight-line rent receivables, for estimated losses resulting from tenant defaults, or the inability of tenants to make contractual rent and tenant recovery payments. The Company also monitored the liquidity and creditworthiness of its tenants and operators on a continuous basis. This evaluation considered industry and economic conditions, property performance, credit enhancements and other factors. For operating lease straight-line rent amounts, the Company’s assessment was based on amounts estimated to be recoverable over the term of the lease. As of December 31, 2018, no allowance was recorded as it was not deemed necessary.

The Company’s real estate assets are leased to tenants under operating leases. The minimum rental amounts under the leases were generally subject to scheduled fixed increases. The aggregate annual minimum cash to be received by the Company on its noncancelable operating leases as of December 31, 2018 were as follows:

2019	$50,527
2020	51,450
2021	49,926
2022	48,862
2023	47,743
Thereafter	330,180
Total	$578,688

Information as Lessee Under ASC Topic 842 (As of and for the three months ended March 31, 2019)

The Company has four facilities subject to operating ground leases with a weighted average remaining term of 24 years. Rental payments on these leases are adjusted periodically based on either the CPI or on a pre-determined schedule. The monthly payments on a pre-determined schedule are recognized on a straight-line basis over the terms of the respective leases. Changes in the CPI are not estimated as part of our measurement of straight-line rental expense. Upon initial adoption of ASC Topic 842, the Company recognized a lease liability of $2.2 million (included in “Other Liabilities”) and a related right of use asset of $2.2 million (included in “Other Assets”) on our Consolidated Balance Sheets equal to the present value of the minimum lease payments required under each ground lease. During the three months ended March 31, 2019, the Company recorded an additional $0.1 million right of use asset and recognized an additional lease liability of $0.1 million. We used a weighted average discount rate of approximately 4.42%, which was derived from our assessment of the credit quality of the Company and adjusted to reflect secured borrowing, estimated yield curves and long-term spread adjustments over appropriate tenors. Some of our ground leases contain extension options and, where we determined it was reasonably certain that an extension would occur, they were included in our calculation of the right of use asset and liability. We recognized approximately $51 thousand of ground lease expense, which was paid in cash, during the three months ended March 31, 2019.

The following table sets forth the undiscounted cash flows of our scheduled obligations for future minimum payments on operating ground leases at March 31, 2019 and a reconciliation of those cash flows to the operating lease liability at March 31, 2019:

2019 (nine months remaining)	$83
2020	116
2021	116
2022	116
2023	120
2024	4,473
Thereafter	5,024
Discount	(2,657)
Lease liability	$2,367

Information as Lessee Under ASC Topic 840 (As of and for the year ended December 31, 2018)

The Company acquired an interest, as ground lessee, in the ground lease related to the Omaha and Clermont facilities at their dates of acquisition. In connection with the acquisition of the Moline facility, the Company acquired the seller’s interest, as ground lessee, in an existing ground lease that has approximately 10 years remaining in the initial term, with 12 consecutive five-year renewal options. In connection with the acquisition of the Silvis facility, the Company acquired the seller’s interest, as ground lessee, in an existing ground lease that has approximately 67 years remaining in the initial term, with no renewal options.

The aggregate minimum cash payments to be made by the Company on these land leases as of December 31, 2018, were as follows:

2019	$109
2020	109
2021	109
2022	109
2023	113
Thereafter	2,121
Total	$2,670

Note 9 – Rent Concentration

The Company’s facilities with a concentration of rental revenue of 5% or greater is as follows for the periods below:

	Three Months Ended March 31,
Facility	2019	2018

Encompass	10%	13%
Belpre	10	-
OCOM	8	11
Sherman	6	7
Austin	6	8
East Dallas	5	-
Great Bend	-	6
Aggregate of all other facilities	55	55
Total	100%	100%

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

Note 11 – Subsequent Events

On April 15, 2019, the Company closed on the acquisition of four inpatient rehabilitation facilities for an aggregate purchase price of $94 million.

On April 15, 2019, the Company exercised $75 million of the $150 million accordion feature of its Credit Facility. The partial exercise of the accordion feature increases the term loan component of the Credit Facility from $100 million to $175 million and the total borrowing capacity under the Credit Facility to $425 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our financial statements included herein, including the notes to those financial statements, included elsewhere in this Quarterly Report on Form 10-Q (this “Report”). Some of the comments we make in this section are forward-looking statements within the meaning of the federal securities laws. For a complete discussion of forward-looking statements, see the section below entitled “Forward-Looking Statements.” Certain risk factors may cause actual results, performance or achievements to differ materially from those expressed or implied by the following discussion. For a discussion of such risk factors, see Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2018, that was filed with the U.S. Securities and Exchange Commission (the “SEC” or the “Commission”) on March 11, 2019. Unless otherwise indicated all dollar and share amounts in the following discussion are presented in thousands.

Forward-Looking Statements

This Report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). In particular, statements pertaining to our trends, liquidity, capital resources, and the healthcare industry and healthcare real estate opportunity, among others, contain forward-looking statements. You can identify forward-looking statements by the use of forward-looking terminology including, but not limited to, “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates” or “anticipates” or the negative of these words and phrases or similar words or phrases which are predictions of or indicate future events or trends and which do not relate solely to historical matters. You can also identify forward-looking statements by discussions of strategy, plans or intentions.

Forward-looking statements involve numerous risks and uncertainties and you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data or methods which may be incorrect or imprecise and we may not be able to realize them. We do not guarantee that the transactions and events described will happen as described (or that they will happen at all). The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

•	defaults on or non-renewal of leases by tenants;
•	decreased rental rates or increased vacancy rates, including expected rent levels on acquired properties;
•	difficulties in identifying healthcare facilities to acquire and completing such acquisitions;
•	adverse economic or real estate conditions or developments, either nationally or in the markets in which our facilities are located;
•	our failure to generate sufficient cash flows to service our outstanding obligations;
•	fluctuations in interest rates and increased operating costs;
•	our failure to effectively hedge our interest rate risk;
•	our ability to satisfy our short and long-term liquidity requirements;
•	our ability to deploy the debt and equity capital we raise;
•	our ability to raise additional equity and debt capital on terms that are attractive or at all;
•	our ability to make distributions on shares of our common and preferred stock;
•	expectations regarding the timing and/or completion of any acquisition;
•	general volatility of the market price of our common and preferred stock;
•	changes in our business or our investment or financing strategy;
•	changes in our management internalization plans;
•	our dependence upon key personnel whose continued service is not guaranteed;
•	the ability of our external manager, Inter-American Management, LLC’s (the “Advisor”), to identify, hire and retain highly qualified personnel in the future;
•	the degree and nature of our competition;
•	changes in healthcare laws, governmental regulations, tax rates and similar matters;
•	changes in current healthcare and healthcare real estate trends;
•	changes in expected trends in Medicare, Medicaid and commercial insurance reimbursement trends;
•	competition for investment opportunities;
•	our failure to successfully integrate acquired healthcare facilities;
•	our expected tenant improvement expenditures;
•	changes in accounting policies generally accepted in the United States of America (“GAAP”);
•	lack of or insufficient amounts of insurance;
•	other factors affecting the real estate industry generally;

•	changes in the tax treatment of our distributions;
•	our failure to qualify and maintain our qualification as a real estate investment trust (“REIT”) for U.S. federal income tax purposes;

•	our ability to qualify for the safe harbors from the “100% Prohibited Transactions Tax” under the REIT rules with respect to our property dispositions; and

•	limitations imposed on our business and our ability to satisfy complex rules relating to REIT qualification for U.S. federal income tax purposes.

See Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2018 for further discussion of these and other risks, as well as the risks, uncertainties and other factors discussed in this Report and identified in other documents we may file with the SEC from time to time. You should carefully consider these risks before making any investment decisions in our company. New risks and uncertainties may also emerge from time to time that could materially and adversely affect us. While forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance. We disclaim any obligation to update or revise any forward-looking statement to reflect changes in underlying assumptions or factors, of new information, data or methods, future events or other changes after the date of this Report, except as required by applicable law. You should not place undue reliance on any forward-looking statements that are based on information currently available to us or the third parties making the forward-looking statements.

 Overview

Global Medical REIT Inc. (the “Company,” “us,” “we,” or “our”) is an externally-managed, Maryland corporation engaged primarily in the acquisition of purpose-built healthcare facilities and the leasing of those facilities to strong healthcare systems and physician groups with leading market share. The Company is externally managed and advised by the Advisor.

We elected to be taxed as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2016. We conduct our business through an umbrella partnership real estate investment trust, or UPREIT, structure in which our properties are owned by wholly-owned subsidiaries of our operating partnership, Global Medical REIT L.P. (the “Operating Partnership”). Our wholly-owned subsidiary, Global Medical REIT GP, LLC, is the sole general partner of our Operating Partnership and, as of March 31, 2019, we owned approximately 89.82% of the outstanding operating partnership units (“OP Units”) of our Operating Partnership.

Executive Summary

The following table summarizes certain financial information during the periods presented:

	Three Months Ended March 31,
	2019	2018
	(in thousands, except per share amounts)

Rental revenue	$15,141	$11,556
Interest expense	$4,025	$2,684
General and administrative expense	$1,606	$1,005
Preferred stock dividends	$1,455	$1,455

Net income attributable to common stockholders per share	$0.02	$0.02
FFO per share(1)	$0.17	$0.18
AFFO per share(1)	$0.17	$0.16
Dividends per common share	$0.20	$0.20

Weighted average common shares	27,380	21,631
Weighted average OP Units	3,145	1,246
Weighted average LTIP Units	681	507
Total weighted average shares and units outstanding	31,206	23,384

(1)	See “—Non-GAAP Financial Measures,” for a description of our non-GAAP financial measures and a reconciliation of our non-GAAP financial measures.

	As of
	March 31, 2019	December 31, 2018
	(dollars in thousands)

Total investment in real estate, gross	$668,931	$647,550
Total debt, net of unamortized discount	$258,645	$315,007
Weighted average interest rate	4.72%	4.64%
Total stockholders’ equity (including noncontrolling interest)	$370,562	$299,750
Net rentable square feet	2,131	2,079

Our Properties

As of March 31, 2019, our portfolio consisted of gross investment in real estate of $668.9 million, which was comprised of 52 facilities with an aggregate of approximately 2.1 million rentable square feet and approximately $52.1 million of annualized base rent.

Capital Raising Activity

During the three months ended March 31, 2019, we raised $83.9 million of equity through a combination of common stock and OP Unit issuances at an average offering price of $9.75 per share. Our first quarter 2019 equity issuances included the following:

•	we closed an underwritten public offering of our common stock and part of the related over-allotment option granted to the underwriters, which resulted in the issuance of 8.2 million shares of our common stock at a public offering price of $9.75 per share, generating gross proceeds of $80.3 million;
•	we issued 0.3 million shares of our common stock at an average offering price of $9.68 per share, generating gross proceeds of $3.1 million, pursuant to our “at-the-market” offering program; and
•	we issued 49 thousand OP Units with a value of $506 in connection with a facility acquisition.

Recent Developments

On April 15, 2019, the Company closed on the acquisition of four inpatient rehabilitation facilities for an aggregate purchase price of $94 million, an initial capitalization rate of approximately 7.3%, and an estimated second-year capitalization rate of 7.6%, assuming scheduled lease increases. The portfolio is leased to leading healthcare providers under long-term, triple-net leases and is expected to provide total annual rent of $6.9 million.

On April 15, 2019, the Company exercised $75 million of the $150 million accordion feature of its credit facility. The partial exercise of the accordion feature increases the term loan component of the credit facility from $100 million to $175 million and the total borrowing capacity under the credit facility to $425 million.

Trends Which May Influence Our Results of Operations

We believe the following trends may positively impact our results of operations:

•	Growing healthcare expenditures – According to the U.S. Department of Health and Human Services, overall healthcare expenditures are expected to grow at an average rate of 5.5% per year through 2027. We believe the long-term growth in healthcare expenditures will correlate with the long-term leases at our properties and help maintain or increase the value of our healthcare real estate portfolio;
•	An aging population – According to the 2010 U.S. Census, the segment of the population consisting of people 65 years or older comprise the fastest growing segment of the overall U.S. population. We believe this segment of the U.S. population will utilize many of the services provided at our healthcare facilities such as orthopedics, cardiac, gastroenterology and rehabilitation;
•	A continuing shift towards outpatient care – According to the American Hospital Association, patients are demanding more outpatient operations. We believe this shift in patient preference from inpatient to out patient facilities will benefit our tenants as most of our properties consist of medical office buildings that provide an alternative to inpatient facilities such as acute-care hospitals;
•	Physician practice group and hospital consolidation – We believe the trend towards physician group consolidation will serve to strengthen the credit quality of our tenants if our tenants merge or are consolidated with larger health systems;
•	A highly fragmented healthcare real estate market – Despite the move toward consolidation with respect to healthcare services, we believe the healthcare real estate market continues to be highly fragmented, which will provide us with significant acquisition opportunities;

•	Increased supply of attractive acute-care hospital acquisition opportunities – We believe many hospital systems are moving towards investing more in out-patient facilities and divesting acute-care hospitals. Although not the primary focus of our investment strategy, we believe that the current supply and demand forces in the hospital market could provide opportunities to purchase high-quality, acute-care hospitals in desirable markets at attractive, risk-adjusted returns.

We believe the following trends may negatively impact our results of operations:

•	Changes in third party reimbursement methods and policies – As the price of healthcare services continues to increase, we believe third-party payors, such as Medicare and commercial insurance companies, will continue to scrutinize and reduce the types of healthcare services eligible for, and the amounts of, reimbursement under their health insurance plans. Additionally, many employer-based insurance plans have continued to increase the percentage of insurance premiums for which covered individuals are responsible. If these trends continue, our tenants may experience lower patient volumes as well as higher patient credit risks, which could negatively impact their business as well as their ability to pay rent to us.

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

Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires us to use judgment in the application of accounting policies, including making estimates and assumptions. We base estimates on the best information available to us at the time, our experience and on various other assumptions believed to be reasonable under the circumstances. These estimates affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If our judgment or interpretation of the facts and circumstances relating to various transactions or other matters had been different, it is possible that different accounting would have been applied, resulting in a different presentation of our financial statements. From time to time, we re-evaluate our estimates and assumptions. In the event estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current estimates and assumptions about matters that are inherently uncertain. Please refer to our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the Commission on March 11, 2019, for further information regarding the critical accounting policies that affect our more significant estimates and judgments used in the preparation of our consolidated financial statements included in Part I, Item 1 of this Report.

Consolidated Results of Operations

The major factor that resulted in variances in our results of operations for each revenue and expense category for the three months ended March 31, 2019 compared to the same period in 2018 was the increase in the size of our property portfolio. Our total investments in real estate, net of accumulated depreciation and amortization, was $633.2 million and $519.9 million as of March 31, 2019 and 2018, respectively.

Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

	Three Months Ended March 31,
	2019	2018	$ Change
	(in thousands)
Revenue
Rental revenue	$15,141	$11,556	$3,585
Other income	59	8	51
Total revenue	15,200	11,564	3,636

Expenses
General and administrative	1,606	1,005	601
Operating expenses	1,323	1,105	218
Management fees – related party	1,334	1,081	253
Depreciation expense	3,867	2,906	961
Amortization expense	1,002	765	237
Interest expense	4,025	2,684	1,341
Acquisition fees	-	117	(117)
Total expenses	13,157	9,663	3,494
Net income	$2,043	$1,901	$142

Revenue

Total Revenue

Total revenue for the three months ended March 31, 2019 was $15.2 million, compared to $11.6 million for the same period in 2018, an increase of $3.6 million. The increase was primarily the result of rental revenue earned from the facilities that we acquired subsequent to March 31, 2018, as well as from the recognition of a full three months of rental revenue in 2019 from acquisitions that were completed during the three months ended March 31, 2018. Additionally, included in rental revenue is $1.3 million in revenue that was recognized from expense recoveries during the three months ended March 31, 2019, compared to $1.1 million for the same period in 2018.

Expenses

General and Administrative

General and administrative expenses for the three months ended March 31, 2019 was $1.6 million, compared to $1.0 million for the same period in 2018, an increase of $0.6 million. The increase primarily related to an increase in non-cash LTIP compensation expense which was $0.8 million for the three months ended March 31, 2019, compared to $0.2 million for the same period in 2018.

Operating Expenses

Operating expenses for the three months ended March 31, 2019 was $1.3 million, compared to $1.1 million for the same period in 2018, an increase of $0.2 million. The increase resulted from $1.3 million of reimbursable property operating expenses incurred during the three months ended March 31, 2019, compared to $1.1 million for the same period in 2018.

Management Fee Expenses – related party

Management fee expense for the three months ended March 31, 2019 was $1.3 million, compared to $1.1 million for the same period in 2018, an increase of $0.2 million. The increase resulted from our larger stockholders’ equity balance as of March 31, 2019, which is used to calculate the management fee, resulting from a full three months impact during 2019 from our common stock and OP Unit issuances that occurred late in 2018.

 Depreciation Expense

Depreciation expense for the three months ended March 31, 2019 was $3.9 million, compared to $2.9 million for the same period in 2018, an increase of $1.0 million. The increase resulted primarily from depreciation expense incurred on the facilities that we acquired subsequent to March 31, 2018, as well as from the recognition of a full three months of depreciation expense in 2019 from acquisitions that were completed during the three months ended March 31, 2018.

Amortization Expense

Amortization expense for the three months ended March 31, 2019 was $1.0 million, compared to $0.8 million for the same period in 2018, an increase of $0.2 million. The increase resulted primarily from amortization expense incurred on intangible assets acquired subsequent to March 31, 2018, as well as from the recognition of a full three months of amortization expense in 2019 from intangible assets recorded during the three months ended March 31, 2018.

Interest Expense

Interest expense for the three months ended March 31, 2019 was $4.0 million, compared to $2.7 million for the same period in 2018, an increase of $1.3 million. This increase was primarily due to higher average borrowings during the three months ended March 31, 2019, compared to the same period last year, the proceeds of which were used to finance our property acquisitions during that time period, as well as from higher interest rates compared to the same period in 2018.

The weighted average interest rate of our debt for the three months ended March 31, 2019 was 4.67%. Additionally, the weighted average interest rate and term of our debt was 4.72% and 4.14 years at March 31, 2019.

Acquisition Fees

There were no acquisition fees incurred for the three months ended March 31, 2019, compared to $0.1 million for the same period in 2018, a decrease of $0.1 million. The decrease results from the fact that based on new accounting guidance that was implemented on January 1, 2018, all of the Company’s acquisitions during the three months ended March 31, 2019 were asset acquisitions and therefore transaction costs were capitalized.

Net Income

Net income for three months ended March 31, 2019 was $2.0 million, compared to $1.9 million of net income for the same period in 2018, an increase of $0.1 million. The increase resulted primarily from an increase in rental revenue over the current three-month period partially offset by the increase in expenses for that period.

Assets and Liabilities

As of March 31, 2019 and December 31, 2018, our principal assets consisted of investments in real estate, net, of $633.2 million and $616.9 million, respectively, and our liquid assets consisted primarily of cash and cash equivalents and restricted cash of $3.3 million and $4.8 million, respectively.

 The increase in our investments in real estate, net, to $633.2 million as of March 31, 2019 compared to $616.9 million as of December 31, 2018, was the result of the two acquisitions that we completed during the three months ended March 31, 2019.

The decrease in our cash and cash equivalents and restricted cash balance to $3.3 million as of March 31, 2019, compared to $4.8 million as of December 31, 2018, was primarily due to the net repayment of outstanding credit facility borrowings of $56.6 million during the current period, $20.8 million of cash used for the acquisitions that we completed during the current period, and $7.2 million of dividends paid during the current period. These cash outflows were partially offset during the current period by net proceeds from common stock offerings of $78.9 million and cash provided by our operating activities.

 The decrease in our total liabilities to $286.1 million as of March 31, 2019 compared to $336.3 million as of December 31, 2018, was primarily the result of lower net borrowings outstanding from our credit facility of $220.0 million as of March 31, 2019 compared to $276.3 million as of December 31, 2018, partially offset by increases in liabilities in the current period related to our dividends payable, derivative liability, and our recording of the right of use liability resulting from the new lease standard that we implemented on January 1, 2019.

Liquidity and Capital Resources

General

Our short-term liquidity requirements include:

•	Interest expense and scheduled principal payments on outstanding indebtedness;
•	General and administrative expenses;
•	Operating expenses;
•	Management fees; and
•	Property acquisitions and tenant improvements.

In addition, we require funds for future distributions expected to be paid to our common and preferred stockholders and OP Unit and LTIP Unit holders in our Operating Partnership.

As of March 31, 2019, we had $3.3 million of cash and cash equivalents and restricted cash and had borrowing capacity under our credit facility as described below. Our primary sources of cash include rent and reimbursements we collect from our tenants, borrowings under our credit facility, secured term loans and net proceeds received from equity issuances.

On March 18, 2019, we closed an underwritten public offering of our common stock and on March 25, 2019 we closed on part of the related over-allotment option granted to the underwriters. These transactions resulted in the issuance of 8.2 million shares of our common stock at a public offering price of $9.75 per share, generating net proceeds of $75.9 million.

During the three months ended March 31, 2019, we issued 0.3 million shares of our common stock at an average offering price of $9.68 per share pursuant to our “at-the-market” offering program, generating net proceeds of $3.0 million.

The Company is authorized to issue one million shares of common stock to stockholders under its Dividend Reinvestment and Stock Purchase Plan. As of March 31, 2019 and December 31, 2018, we had not issued any shares under the plan.

The Company’s credit facility has an overall capacity of $350 million and consists of a $250 million revolving credit facility (the “Revolver”) and a $100 million, five-year term loan (the “Term Loan”). The term of the Company’s credit facility expires in August 2022, subject to a one-year extension option. The facility includes an accordion feature to increase the capacity to an aggregate of $500 million. On April 15, 2019, the Company exercised $75 million of the $150 million accordion feature of its credit facility. The partial exercise of the accordion feature increased the term loan component of the credit facility from $100 million to $175 million and the total borrowing capacity under the credit facility to $425 million. As of March 31, 2019, the Company had outstanding borrowings of $220.0 million under the credit facility, net of unamortized discount.

In August 2018, the Company hedged its interest rate risk on the Term Loan by entering into an interest rate swap with a notional amount of $100 million and a term of five years, which effectively fixed the LIBOR component of the interest rate on the Term Loan at 2.88%. Additionally, on November 16, 2018 the Company entered into two additional interest rate swaps, which effectively fixed the LIBOR component of the interest rate on $70 million of its outstanding Revolver debt at 2.93%.

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

Cash Flow Information

 Net cash provided by operating activities for the three months ended March 31, 2019 was $6.1 million, compared with $9.3 million for the same period in 2018. The decrease during the 2019 period was primarily due to a decrease in our security deposits and other liability balance for the three months ended March 31, 2019 compared to the same period in 2018.

Net cash used in investing activities for the three months ended March 31, 2019 was $22.7 million, compared with $66.3 million for the same period in 2018. The decrease during the 2019 period was primarily the result of less real estate investment activity in the 2019 period compared to the same period in 2018.

Net cash provided by financing activities for the three months ended March 31, 2019 was $15.0 million, compared with $57.2 million for the same period in 2018. The decrease during the 2019 period was primarily due to the fact that the comparable period last year had net borrowings under the credit facility compared to net repayments during the current period. The credit facility repayments during the 2019 period were funded by the net proceeds from common stock offerings during the 2019 period. We did not have any equity offerings during the comparable 2018 period.

Common Stock Dividends

Common stock dividend activity for the three months ended March 31, 2019 is summarized in the following table:

Date Announced	Record Date	Applicable Quarter	Payment Date	Dividend Amount(1)	Dividends per Share

December 13, 2018	December 26, 2018	Q4 2018	January 10, 2019	$5,695	$0.20
March 6, 2019	March 26, 2019	Q1 2019	April 10, 2019	$7,688	$0.20

(1)Includes distributions on granted LTIP Units and OP Units.

During the three months ended March 31, 2019 and 2018, the Company paid total dividends on its common stock, LTIP Units and OP Units in the aggregate amount of $5.8 million and $4.6 million, respectively.

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

Preferred Stock Dividends

The holders of the Series A Preferred Stock are entitled to receive dividend payments only when, as and if declared by the Board of Directors (the “Board”) (or a duly authorized committee of the Board). Dividends will accrue or be payable in cash from the original issue date, on a cumulative basis, quarterly in arrears on each dividend payment date at a fixed rate per annum equal to 7.50% of the liquidation preference of $25.00 per share (equivalent to $1.875 per share on an annual basis). Dividends on the Series A Preferred Stock will be cumulative and will accrue whether or not (i) funds are legally available for the payment of those dividends, (ii) the Company has earnings or (iii) those dividends are declared by the Board.

The quarterly dividend payment dates on the Series A Preferred Stock are January 31, April 30, July 31 and October 31 of each year. During each of the three month periods ended March 31, 2019 and 2018, the Company paid preferred dividends of $1,455.

Non-GAAP Financial Measures

Funds from operations (“FFO”) and adjusted funds from operations (“AFFO”) are non-GAAP financial measures within the meaning of the rules of the SEC. The Company considers FFO and AFFO to be important supplemental measures of its operating performance and believes FFO is frequently used by securities analysts, investors, and other interested parties in the evaluation of REITs, many of which present FFO when reporting their results. In accordance with the National Association of Real Estate Investment Trusts’ (“NAREIT”) definition, FFO means net income or loss computed in accordance with GAAP before non-controlling interests of holders of OP Units and LTIP Units, excluding gains (or losses) from sales of property and extraordinary items, less preferred stock dividends, plus real estate-related depreciation and amortization (excluding amortization of deferred financing costs and above market lease amortization expense), and after adjustments for unconsolidated partnerships and joint ventures. The Company did not incur any gains or losses from the sales of property or record any adjustments for unconsolidated partnerships and joint ventures during the three months ended March 31, 2019 and 2018. Because FFO excludes real estate-related depreciation and amortization (other than amortization of deferred financing costs and above market lease amortization expense), the Company believes that FFO provides a performance measure that, when compared period-over-period, reflects the impact to operations from trends in occupancy rates, rental rates, operating costs, development activities and interest costs, providing perspective not immediately apparent from the closest GAAP measurement, net income or loss.

 AFFO is a non-GAAP measure used by many investors and analysts to measure a real estate company’s operating performance by removing the effect of items that do not reflect ongoing property operations. Management calculates AFFO by modifying the NAREIT computation of FFO by adjusting it for certain cash and non-cash items and certain recurring and non-recurring items. For the Company these items include recurring acquisition and disposition costs, loss on the extinguishment of debt, recurring straight line deferred rental revenue, recurring stock-based compensation expense, recurring amortization of above market leases and deferred financing costs, recurring capital expenditures, recurring lease commissions, recurring tenant improvements, and other items.

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

A reconciliation of FFO and AFFO for the three months ended March 31, 2019 and 2018 is as follows:

	Three Months Ended March 31,
	2019	2018
	(unaudited, in thousands except per share)

Net income	$2,043	$1,901
Less: Preferred stock dividends	(1,455)	(1,455)
Depreciation and amortization expense	4,869	3,671
FFO	$5,457	$4,117
Amortization of above market leases, net(1)	219	113
Straight line deferred rental revenue	(1,366)	(1,173)
Stock-based compensation expense	771	182
Amortization of deferred financing costs and other	313	430
Acquisition fees	-	117
AFFO	$5,394	$3,786

Net income attributable to common stockholders per share – basic and diluted	$0.02	$0.02
FFO per share	$0.17	$0.18
AFFO per share	$0.17	$0.16

Weighted Average Shares and Units Outstanding – basic and diluted	31,206	23,384

Reconciliation of Weighted Average Shares and Units Outstanding:

Weighted Average Common Shares	27,380	21,631
Weighted Average OP Units	3,145	1,246
Weighted Average LTIP Units	681	507
Weighted Average Shares and Units Outstanding – basic and diluted	31,206	23,384

(1)The Company adopted the 2018 NAREIT FFO White Paper Restatement during the first quarter of 2019. Accordingly, amortization of above market leases is no longer included as a reconciling item in determining FFO.

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

As of March 31, 2019, we had $53.7 million of unhedged borrowings outstanding under the Revolver (before the netting of unamortized deferred financing costs) that bears interest at a variable rate. See the “Management’s Discussion and Analysis of Financial Condition and Results of Operation —Liquidity and Capital Resources” for a detailed discussion of our credit facility. At March 31, 2019, LIBOR on our outstanding floating-rate borrowings was 2.51%. Assuming no increase in the amount of our variable interest rate debt, if LIBOR increased 100 basis points, our cash flow would decrease by approximately $0.5 million annually. Assuming no increase in the amount of our variable rate debt, if LIBOR were reduced 100 basis points, our cash flow would increase by approximately $0.5 million annually.

Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve our objectives, we may borrow at fixed rates or variable rates. On August 7, 2018 we hedged our interest rate risk on our Term Loan by entering into an interest rate swap, with a notional amount of $100 million and a term of five years, which effectively fixed the LIBOR component of the interest rate on the Term Loan at 2.88%. On November 16, 2018, we entered into two additional interest rate swaps with an aggregate notional amount of $70 million, and a term of approximately five years, which effectively fixed the LIBOR component of the interest rate on this debt at 2.93%. We may enter into additional derivative financial instruments, including interest rate swaps and caps, in order to mitigate our interest rate risk on a related financial instrument. We will not enter into derivative transactions for speculative purposes.

In addition to changes in interest rates, the value of our investments is subject to fluctuations based on changes in local and regional economic conditions and changes in the creditworthiness of tenants/operators and borrowers, which may affect our ability to refinance our debt if necessary.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act that are designed to ensure that information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to management, including the principal executive and financial officer as appropriate, to allow timely decisions regarding required disclosures. Our principal executive officer and principal financial officer evaluated the effectiveness of disclosure controls and procedures as of March 31, 2019 pursuant to Rule 13a-15(b) under the Exchange Act. Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this Report, the Company’s disclosure controls and procedures were effective to ensure that information required to be included in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

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

Item 1A. Risk Factors

During the three months ended March 31, 2019, there were no material changes to the risk factors that were disclosed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on March 11, 2019.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On March 1, 2019, the Company issued 33,333 shares of its common stock to the Rao V. Movva Estate Trust Dated September 12, 1996 (the “Rao Movva Trust”) in connection with the Rao Movva Trust’s redemption of 33,333 OP Units issued to it by the Operating Partnership on November 10, 2017 in connection with the Rao Movva Trust’s contribution of certain assets to the Operating Partnership. Pursuant to the terms of the Operating Partnership’s partnership agreement, OP Units may be redeemed by the holder after a one-year holding period for either cash or shares of common stock of the Company, such form of redemption consideration to be determined at the sole discretion of the Company. The issuance of these shares of common stock was effected in reliance upon the exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, based on the fact that the issuance was not a “public offering” as defined in Section 4(a)(2) due to the insubstantial number of persons involved in the transaction, manner of the issuance and number of securities issued.

On March 1, 2019, the Company issued 17,777 shares of its common stock to the Vedavathi Movva Estate Trust Dated September 16, 1996 (the “Vedavathi Movva Trust”) in connection with the Vedavathi Movva Trust’s redemption of 17,777 OP Units issued to it by the Operating Partnership on November 10, 2017 in connection with the Vedavathi Movva Trust’s contribution of certain assets to the Operating Partnership. Pursuant to the terms of the Operating Partnership’s partnership agreement, OP Units may be redeemed by the holder after a one-year holding period for either cash or shares of common stock of the Company, such form of redemption consideration to be determined at the sole discretion of the Company. The issuance of these shares of common stock was effected in reliance upon the exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, based on the fact that the issuance was not a “public offering” as defined in Section 4(a)(2) due to the insubstantial number of persons involved in the transaction, manner of the issuance and number of securities issued.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

(a)	Exhibits

Exhibit No.	Description

3.1	Articles of Restatement of Global Medical REIT Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Report on Form 10-Q as filed with the SEC on August 8, 2018).

3.2	Second Amended and Restated Bylaws of Global Medical REIT Inc., adopted as of December 14, 2017 (incorporated herein by reference to Exhibit 3.2(i) to the Company’s Current Report on Form 8-K as filed with the SEC on December 15, 2017).

10.1*	Purchase and Sale Agreement, dated March 12, 2019, by and among GMR Surprise, LLC, GMR Las Vegas, LLC, GMR Oklahoma Northwest, LLC and GMR South Bend, LLC, as buyers, and CHP Surprise AZ Rehab Owner, LLC, CHP Las Vegas NV Rehab Owner, LLC, CHP Oklahoma City OK Rehab Owner, LLC and CHP Mishawaka IN Rehab Owner, LLC, as sellers.

31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial and Accounting Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Schema

101.CAL *	XBRL Taxonomy Calculation Linkbase

101.DEF *	XBRL Taxonomy Definition Linkbase

101.LAB *	XBRL Taxonomy Label Linkbase

101.PRE *	XBRL Taxonomy Presentation Linkbase

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBAL MEDICAL REIT INC.

Dated: May 9, 2019	By:	/s/ Jeffrey M. Busch
Jeffrey M. Busch
Chief Executive Officer (Principal Executive Officer)

Dated: May 9, 2019	By:	/s/ Robert J. Kiernan
Robert J. Kiernan
Chief Financial Officer (Principal Financial and Accounting Officer)

-37-