Form 10-Q
period 2019-06-30
Global Medical REIT Inc.
filed 2019-08-08
CIK 1533615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Large accelerated filer	☐	Accelerated filer	☑
Non-accelerated filer	☐	Smaller reporting company	☑
		Emerging growth company	☐

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

The number of shares of the registrant’s common stock outstanding at August 2, 2019 was 35,396,895.

GLOBAL MEDICAL REIT INC.

Condensed Consolidated Balance Sheets

(unaudited and in thousands, except par values)

	As of
	June 30, 2019	December 31, 2018

Assets
Investment in real estate:
Land	$76,831	$63,710
Building	597,029	518,451
Site improvements	7,672	6,880
Tenant improvements	27,371	15,357
Acquired lease intangible assets	54,698	43,152
	763,601	647,550
Less: accumulated depreciation and amortization	(41,882)	(30,625)
Investment in real estate, net	721,719	616,925
Cash and cash equivalents	3,216	3,631
Restricted cash	2,656	1,212
Tenant receivables	3,935	2,905
Escrow deposits	3,518	1,752
Deferred assets	11,831	9,352
Other assets	3,847	322
Total assets	$750,722	$636,099

Liabilities and Equity
Liabilities:
Credit facility, net of unamortized discount of $3,784 and $3,922 at June 30, 2019 and December 31, 2018, respectively	$315,691	$276,353
Notes payable, net of unamortized discount of $733 and $799 at June 30, 2019 and December 31, 2018, respectively	38,652	38,654
Accounts payable and accrued expenses	4,224	3,664
Dividends payable	9,081	6,981
Security deposits and other	5,881	4,152
Due to related parties, net	1,358	1,030
Derivative liability	9,083	3,487
Other liability	2,371	-
Acquired lease intangible liability, net	2,778	2,028
Total liabilities	389,119	336,349
Equity:
Preferred stock, $0.001 par value, 10,000 shares authorized; 3,105 issued and outstanding at June 30, 2019 and December 31, 2018, respectively (liquidation preference of $77,625 at June 30, 2019 and December 31, 2018, respectively)	74,959	74,959
Common stock, $0.001 par value, 500,000 shares authorized; 34,653 shares and 25,944 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	35	26
Additional paid-in capital	322,872	243,038
Accumulated deficit	(57,397)	(45,007)
Accumulated other comprehensive loss	(9,293)	(3,721)
Total Global Medical REIT Inc. stockholders' equity	331,176	269,295
Noncontrolling interest	30,427	30,455
Total equity	361,603	299,750
Total liabilities and equity	$750,722	$636,099

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL MEDICAL REIT INC.

Condensed Consolidated Statements of Operations

(unaudited and in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Revenue
Rental revenue	$16,835	$13,240	$31,976	$24,796
Other income	45	9	104	18
Total revenue	16,880	13,249	32,080	24,814

Expenses
General and administrative	1,640	1,768	3,246	2,774
Operating expenses	1,143	680	2,466	1,784
Management fees – related party	1,584	1,095	2,918	2,176
Depreciation expense	4,608	3,445	8,475	6,351
Amortization expense	1,255	926	2,257	1,691
Interest expense	4,132	3,942	8,157	6,627
Preacquisition fees	56	9	56	126
Total expenses	14,418	11,865	27,575	21,529

Net income	$2,462	$1,384	$4,505	$3,285
Less: Preferred stock dividends	(1,455)	(1,455)	(2,911)	(2,911)
Less: Net (income) loss attributable to noncontrolling interest	(103)	7	(162)	(28)
Net income (loss) attributable to common stockholders	$904	$(64)	$1,432	$346

Net income attributable to common stockholders per share – basic and diluted	$0.03	$(0.00)	$0.05	$0.02

Weighted average shares outstanding – basic and diluted	34,559	21,631	30,990	21,631

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL MEDICAL REIT INC.

Condensed Consolidated Statements of Comprehensive (Loss) Income

(unaudited and in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Net income	$2,462	$1,384	$4,505	$3,285
Other comprehensive loss:
Decrease in fair value of interest rate swap agreement	(3,550)	-	(5,572)	-
Total other comprehensive loss	(3,550)	-	(5,572)	-
Comprehensive (loss) income	(1,088)	1,384	(1,067)	3,285
Less: Preferred stock dividends	(1,455)	(1,455)	(2,911)	(2,911)
Less: Comprehensive loss (income) attributable to noncontrolling interest	260	7	402	(28)
Comprehensive (loss) income attributable to common stockholders	$(2,283)	$(64)	$(3,576)	$346

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL MEDICAL REIT INC.

Condensed Consolidated Statement of Equity

(unaudited and in thousands)

For the Six Months Ended June 30, 2019:

	Common Stock		Preferred Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Global Medical REIT Inc. Stockholders’	Non- controlling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity	Interest	Equity
Balances, December 31, 2018	25,944	$26	3,105	$74,959	$243,038	$(45,007)	$(3,721)	$269,295	$30,455	$299,750
Net income	-	-	-	-	-	4,343	-	4,343	162	4,505
Issuance of shares of common stock, net	8,652	9	-	-	79,258	-	-	79,267	-	79,267
LTIP Units and OP Units redeemed for common stock	57	-	-	-	576	-	-	576	(576)	-
Change in fair value of interest rate swap agreements	-	-	-	-	-	-	(5,572)	(5,572)	-	(5,572)
Stock-based compensation expense	-	-	-	-	-	-	-	-	1,625	1,625
Dividends to common stockholders	-	-	-	-	-	(13,822)	-	(13,822)	-	(13,822)
Dividends to preferred stockholders	-	-	-	-	-	(2,911)	-	(2,911)	-	(2,911)
Dividends to noncontrolling interest	-	-	-	-	-	-	-	-	(1,745)	(1,745)
OP Units issued to third parties	-	-	-	-	-	-	-	-	506	506
Balances, June 30, 2019	34,653	$35	3,105	$74,959	$322,872	$(57,397)	$(9,293)	$331,176	$30,427	$361,603

For the Three Months Ended June 30, 2019:

	Common Stock		Preferred Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Global Medical REIT Inc. Stockholders’	Non- controlling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity	Interest	Equity
Balances, March 31, 2019	34,555	$35	3,105	$74,959	$322,359	$(51,390)	$(5,743)	$340,220	$30,342	$370,562
Net income	-	-	-	-	-	2,359	-	2,359	103	2,462
Issuance of shares of common stock, net	98	-	-	-	513	-	-	513	-	513
LTIP Units and OP Units redeemed for common stock	-	-	-	-	-	-	-	-	-	-
Change in fair value of interest rate swap agreements	-	-	-	-	-	-	(3,550)	(3,550)	-	(3,550)
Stock-based compensation expense	-	-	-	-	-	-	-	-	854	854
Dividends to common stockholders	-	-	-	-	-	(6,911)	-	(6,911)	-	(6,911)
Dividends to preferred stockholders	-	-	-	-	-	(1,455)	-	(1,455)	-	(1,455)
Dividends to noncontrolling interest	-	-	-	-	-	-	-	-	(872)	(872)
Balances, June 30, 2019	34,653	$35	3,105	$74,959	$322,872	$(57,397)	$(9,293)	$331,176	$30,427	$361,603

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL MEDICAL REIT INC.

Condensed Consolidated Statement of Equity - Continued

(unaudited and in thousands)

For the Six Months Ended June 30, 2018:

	Common Stock		Preferred Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Global Medical REIT Inc. Stockholders’	Non- controlling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity	Interest	Equity
Balances, December 31, 2017	21,631	$22	3,105	$74,959	$205,788	$(34,434)	$-	$246,335	$12,678	$259,013
Net income	-	-	-	-	-	3,257	-	3,257	28	3,285
Stock-based compensation expense	-	-	-	-	-	-	-	-	1,237	1,237
Dividends to common stockholders	-	-	-	-	-	(8,651)	-	(8,651)	-	(8,651)
Dividends to preferred stockholders	-	-	-	-	-	(2,911)	-	(2,911)	-	(2,911)
Dividends to noncontrolling interest	-	-	-	-	-	-	-	-	(939)	(939)
OP Units issued to third parties	-	-	-	-	-	-	-	-	4,742	4,742
LTIP Units redeemed in cash	-	-	-	-	-	-	-	-	(263)	(263)
Balances, June 30, 2018	21,631	$22	3,105	$74,959	$205,788	$(42,739)	$-	$238,030	$17,483	$255,513

For the Three Months Ended June 30, 2018:

	Common Stock		Preferred Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Global Medical REIT Inc. Stockholders’	Non- controlling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity	Interest	Equity
Balances, March 31, 2018	21,631	$22	3,105	$74,959	$205,788	$(38,349)	$-	$242,420	$12,323	$254,743
Net income	-	-	-	-	-	1,391	-	1,391	(7)	1,384
Stock-based compensation expense	-	-	-	-	-	-	-	-	1,055	1,055
Dividends to common stockholders	-	-	-	-	-	(4,325)	-	(4,325)	-	(4,325)
Dividends to preferred stockholders	-	-	-	-	-	(1,456)	-	(1,456)	-	(1,456)
Dividends to noncontrolling interest	-	-	-	-	-	-	-	-	(525)	(525)
OP Units issued to third parties	-	-	-	-	-	-	-	-	4,742	4,742
LTIP Units redeemed in cash	-	-	-	-	-	-	-	-	(105)	(105)
Balances, June 30, 2018	21,631	$22	3,105	$74,959	$205,788	$(42,739)	$-	$238,030	$17,483	$255,513

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL MEDICAL REIT INC.

Condensed Consolidated Statements of Cash Flows

(unaudited and in thousands)

	Six Months Ended June 30,
	2019	2018
Operating activities
Net income	$4,505	$3,285
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	8,475	6,351
Amortization of acquired lease intangible assets	2,257	1,691
Amortization of above market leases, net	405	294
Amortization of deferred financing costs and other	651	983
Stock-based compensation expense	1,625	1,237
Other	70	46
Changes in operating assets and liabilities:
Tenant receivables	(1,030)	(635)
Deferred assets	(2,479)	(2,635)
Other assets	37	97
Accounts payable and accrued expenses	(22)	1,254
Security deposits and other	1,729	2,924
Accrued management fees due to related party	441	31
Net cash provided by operating activities	16,664	14,923

Investing activities
Purchase of land, buildings, and other tangible and intangible assets and liabilities	(115,472)	(124,874)
Escrow deposits for purchase of properties	(1,622)	(298)
Loans to related parties	(113)	(80)
Capital expenditures on existing real estate investments	(193)	(437)
Preacquisition costs	(74)	118
Net cash used in investing activities	(117,474)	(125,571)

Financing activities
Net proceeds received from common equity offerings	79,651	-
Escrow deposits required by third party lenders	(144)	(144)
Repayment of note payable	(68)	-
Proceeds from Credit Facility	103,800	129,950
Repayment of Credit Facility	(64,600)	(6,500)
Payments of deferred financing costs	(422)	(1,123)
Redemption of LTIP Units	-	(263)
Dividends paid to common stockholders, and OP Unit and LTIP Unit holders	(13,467)	(9,288)
Dividends paid to preferred stockholders	(2,911)	(2,911)
Net cash provided by financing activities	101,839	109,721
Net increase (decrease) in cash and cash equivalents and restricted cash	1,029	(927)
Cash and cash equivalents and restricted cash—beginning of period	4,843	7,114
Cash and cash equivalents and restricted cash—end of period	$5,872	$6,187

Supplemental cash flow information:
Cash payments for interest	$7,521	$5,592

Noncash financing and investing activities:
Accrued dividends payable	$9,081	$5,826
Initial recognition of lease liability related to right of use asset	$3,143	$-
OP Units issued for property acquisition	$506	$4,742
Interest rate swap agreements fair value change recognized in other comprehensive loss	$5,572	$-
Accrued common stock offering costs	$384	$-
LTIP Units and OP Units redeemed for common stock	$576	$-
Accrued preacquisition costs for purchase of properties and tenant improvements	$196	$1,647

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL MEDICAL REIT INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

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

The Company holds its facilities and conducts its operations through a Delaware limited partnership subsidiary named Global Medical REIT L.P. (the “Operating Partnership”). The Company serves as the sole general partner of the Operating Partnership through a wholly-owned subsidiary of the Company named Global Medical REIT GP LLC, a Delaware limited liability company. As of June 30, 2019, the Company was the 89.79% limited partner of the Operating Partnership, with an aggregate of 10.21% of the Operating Partnership owned by holders of long-term incentive plan units (“LTIP Units”) and third-party limited partners who contributed properties or services to the Operating Partnership in exchange for common limited partnership units (“OP Units”).

Note 2 – Summary of Significant Accounting Policies

Basis of presentation

The accompanying condensed consolidated financial statements are unaudited and include the accounts of the Company, the Operating Partnership and its wholly-owned subsidiaries. The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures required for annual consolidated financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the accompanying condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete consolidated financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2018. In the opinion of management, all adjustments of a normal and recurring nature necessary for a fair presentation of the condensed consolidated financial statements for the interim periods have been made.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company, including the Operating Partnership and its wholly-owned subsidiaries. The Company presents the portion of any equity it does not own but controls (and thus consolidates) as noncontrolling interest. Noncontrolling interest in the Company includes the LTIP Units that have been granted to the Company’s and Advisor’s directors, officers and employees and the OP Units held by third parties. Refer to Note 5 – “Equity” and Note 7 – “Stock-Based Compensation” for additional information regarding the OP Units and LTIP Units.

The Company classifies noncontrolling interest as a component of consolidated equity on its Condensed Consolidated Balance Sheets, separate from the Company’s total equity. The Company’s net income or loss is allocated to noncontrolling interests based on the respective ownership or voting percentage in the Operating Partnership associated with such noncontrolling interests and is removed from consolidated income or loss on the Condensed Consolidated Statements of Operations in order to derive net income or loss attributable to common stockholders. The noncontrolling ownership percentage is calculated by dividing the aggregate number of LTIP Units and OP Units held by third parties by the total number of shares of common stock, LTIP Units and OP Units outstanding. Any future issuances of additional shares of common stock, LTIP Units or OP Units could change the noncontrolling ownership interest.

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and footnotes. Actual results could differ from those estimates.

Investment in Real Estate

The Company adopted ASU 2017-01 – “Business Combinations (Topic 805): Clarifying the Definition of a Business” (“ASU 2017-01”) which provides guidance to determine when an acquisition meets the definition of a business or alternatively should be accounted for as an asset acquisition. ASU 2017-01 requires that, when substantially all of the fair value of an acquisition is concentrated in a single identifiable asset or a group of similar identifiable assets, the asset or group of similar identifiable assets does not meet the definition of a business and therefore is required to be accounted for as an asset acquisition. Transaction costs are capitalized for asset acquisitions and expensed as incurred for business combinations. ASU 2017-01 results in most, if not all, of the Company’s acquisitions being accounted for as asset acquisitions because substantially all of the fair value of the gross assets the Company acquires are concentrated in a single asset or group of similar identifiable assets. For asset acquisitions that are “owner occupied” (meaning that the seller either is the tenant or controls the tenant), the purchase price, including capitalized acquisition costs, will be allocated to land and building based on their relative fair values with no value allocated to intangible assets or liabilities. For asset acquisitions where there is a lease in place but not “owner occupied,” the Company will also allocate the purchase price to tangible assets and any intangible assets acquired or liabilities assumed based on their relative fair values.

Real estate and related assets are stated net of accumulated depreciation. Renovations, replacements and other expenditures that improve or extend the life of assets are capitalized and depreciated over their estimated useful lives. Expenditures for ordinary maintenance and repairs are charged to expense as incurred. Depreciation is computed using the straight-line method over the estimated useful life of the buildings, which are generally between 23 and 50 years, tenant improvements, which are generally between one and 19 years, and site improvements, which are generally between three and 14 years.

Revenue Recognition

The Company’s operations primarily consist of rental revenue earned from tenants under leasing arrangements which provide for minimum rent and escalations. The leases have been accounted for as operating leases. For operating leases with contingent rental escalators, revenue is recorded based on the contractual cash rental payments due during the period. Revenue from leases with fixed annual rental escalators are recognized on a straight-line basis over the initial lease term, subject to a collectability assessment, with the difference between the contractual rental receipts and the straight-line amounts recorded as a “deferred rent receivable.” Additionally, rental revenue includes expense recoveries, which represents revenue recognized related to tenant reimbursement of real estate taxes, insurance, and certain other operating expenses. The Company recognizes these reimbursements and related expenses on a gross basis in its Condensed Consolidated Statements of Operations.

The Company assesses the need for an allowance for doubtful accounts, including an allowance for operating lease straight-line rent receivables, for estimated losses resulting from tenant defaults, or the inability of tenants to make contractual rent and tenant recovery payments at each reporting date. The Company also monitors the liquidity and creditworthiness of its tenants and operators on a continuous basis. This evaluation considers industry and economic conditions, property performance, credit enhancements and other factors. For operating lease straight-line rent amounts, the Company's assessment is based on amounts estimated to be recoverable over the term of the lease. As of June 30, 2019 and December 31, 2018, based on the Company’s assessment, no allowance was recorded as one was not deemed necessary. However, because future events may adversely affect the Company’s tenants, a valuation allowance may need to be established in the future.

Cash and Cash Equivalents and Restricted Cash

The Company considers all demand deposits, cashier’s checks, money market accounts, and certificates of deposit with an original maturity of three months or less to be cash equivalents. Amounts included in restricted cash represent (1) certain security deposits received from tenants at the inception of their leases; (2) cash required to be held by a third-party lender as a reserve for debt service; and (3) funds held by the Company that were received from certain tenants that the Company collected to pay specific tenant expenses, such as real estate taxes and insurance, on the tenant’s behalf (“tenant reimbursements”). The following table provides a reconciliation of the Company’s cash and cash equivalents and restricted cash that sums to the total of those amounts at the end of the periods presented on the Company’s accompanying Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2019 and 2018:

	As of June 30,
	2019	2018
Cash and cash equivalents	$3,216	$4,755
Restricted cash	2,656	1,432
Total cash and cash equivalents and restricted cash	$5,872	$6,187

Escrow Deposits

The escrow deposits balance as of June 30, 2019 and December 31, 2018 was $3,518 and $1,752, respectively. Escrow deposits include funds held in escrow to be used for the acquisition of properties in the future and for the payment of taxes, insurance, and other amounts as stipulated by the Company’s Cantor Loan, as hereinafter defined.

Deferred Assets

The deferred assets balance as of June 30, 2019 and December 31, 2018 was $11,831 and $9,352, respectively. The balance as of June 30, 2019 consisted of $11,544 in deferred rent receivables resulting from the recognition of revenue from leases with fixed annual rental escalations on a straight-line basis and $287 of other deferred costs. The balance as of December 31, 2018 consisted of $8,706 in deferred rent receivables resulting from the recognition of revenue from leases with fixed annual rental escalations on a straight-line basis and $646 of other deferred costs.

Other Assets

The other assets balance was $3,847 as of June 30, 2019, which consisted of $3,111 for a right of use asset that was recorded in connection with the implementation of ASC Topic 842 on January 1, 2019 (refer to Note 8 – “Leases” for additional details), $589 in capitalized costs related to property acquisitions and capital expenditures on investment in real estate, and $147 in a prepaid asset. The other assets balance was $322 as of December 31, 2018, which consisted of $139 in capitalized costs related to property acquisitions and $183 in a prepaid asset.

Security Deposits and Other

The security deposits and other liability balance as of June 30, 2019 and December 31, 2018 was $5,881 and $4,152, respectively. The balance as of June 30, 2019 consisted of security deposits of $4,684 and a tenant impound liability of $1,197 related to amounts owed for specific tenant expenses. The balance as of December 31, 2018 consisted of security deposits of $3,272 and a tenant impound liability of $880 related to amounts owed for specific tenant expenses.

Derivative Instruments - Interest Rate Swaps

As of June 30, 2019 and December 31, 2018, the Company had three interest rate swaps that were designated as cash flow hedges of interest rate risk. In accordance with the Company’s risk management strategy, the purpose of the interest rate swaps is to manage interest rate risk for a portion of the Company’s variable-rate debt. The interest rate swaps involve the Company’s receipt of variable-rate amounts from three counterparties in exchange for the Company making fixed-rate payments over the life of the agreement. The Company accounts for derivative instruments in accordance with the provisions of ASC Topic 815, “Derivatives and Hedging” and ASU No. 2017-12, “Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities.” As of June 30, 2019 and December 31, 2018, the Company’s liability balance related to these interest rate swaps was $9,083 and $3,487, respectively. Refer to Note 4 – “Credit Facility, Notes Payable and Derivative Instruments” for additional details.

Other Liability

As of June 30, 2019 the Company had an other liability balance of $2,371 that was recorded in connection with the implementation of ASC Topic 842 on January 1, 2019 (refer to Note 8 – “Leases” for additional details).

Reclassification

The Company reclassified the line item “Expense Recoveries” on its Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2018 of $659 and $1,727, respectively, to present this amount as a component of “Rental Revenue,” in order to conform to the current period presentation.

Note 3 – Property Portfolio

Summary of Properties Acquired During the Six Months Ended June 30, 2019

During the six months ended June 30, 2019 the Company completed six acquisitions. For each acquisition, substantially all of the fair value was concentrated in a single identifiable asset or group of similar identifiable assets and, therefore, each acquisition represents an asset acquisition. Accordingly, transaction costs for these acquisitions were capitalized.

A rollforward of the gross investment in land, building and improvements as of June 30, 2019 resulting from these acquisitions as well as other tenant improvements and the implementation of ASC 842 is as follows:

	Land	Building	Site & Tenant Improvements	Acquired Lease Intangibles	Gross Investment in Real Estate
Balances as of December 31, 2018	$63,710	$518,451	$22,237	$43,152	$647,550
Facility Acquired – Date Acquired:
Zachary – 2/28/19	-	3,336	512	835	4,683
Gilbert and Chandler – 3/19/19	4,616	11,643	-	-	16,259
Las Vegas – 4/15/19	2,479	15,277	2,449	2,297	22,502
Oklahoma Northwest – 4/15/19	2,364	19,501	3,187	3,155	28,207
Mishawaka – 4/15/19	1,924	10,084	1,872	2,223	16,103
Surprise – 4/15/19	1,738	18,737	4,347	3,860	28,682
ASC 842 Reclassification	-	-	-	(824)	(824)
Tenant improvements(1)	-	-	439	-	439
Total Additions(2):	13,121	78,578	12,806	11,546	116,051
Balances as of June 30, 2019	$76,831	$597,029	$35,043	$54,698	$763,601

(1) Represents tenant improvements that were completed and placed in service during the six months ended June 30, 2019 related to the Sherman facility that was acquired in June 2017.

(2) The Zachary facility acquisition included OP Units with a value of $506 that were issued as part of the total consideration for that transaction. Additionally, an aggregate of $897 of intangible liabilities were acquired from the acquisitions that occurred during the six months ended June 30, 2019, and in connection with the adoption of ASC 842, the Company reclassified $824 of favorable ground lease intangibles to other assets. Accordingly, the total addition to gross investment in real estate funded with cash was $115,472.

Depreciation expense was $4,608 and $8,475 for the three and six months ended June 30, 2019, respectively, and $3,445 and $6,351 for the three and six months ended June 30, 2018, respectively.

As of June 30, 2019, the Company had aggregate capital improvement commitments and obligations to improve, expand, and maintain the Company’s facilities of $20,771. Many of these allowances are subject to contingencies that make it difficult to predict when such allowances will be utilized, if at all. In accordance with the terms of a number of the Company’s leases, capital improvement obligations in 2019 could total up to approximately $12,736.

The following is a summary of the acquisitions completed during the six months ended June 30, 2019.

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

Gilbert and Chandler Facilities

On March 19, 2019, the Company purchased the following facilities located in Gilbert, Arizona and Chandler, Arizona for a total purchase price of $16.1 million: (i) a medical office building located in Gilbert, Arizona (the “Val Vista Facility”); (ii) a medical office building located in Gilbert, Arizona (the “Dobson Facility”); (iii) a medical office suite located in Chandler, Arizona (the “Pecos I Facility”); and (iv) a medical office suite located in Chandler, Arizona (the “Pecos II Facility”). Upon the closing of the acquisition, the Company assumed the seller’s interest, as lessor, in the existing leases of: (i) the Pecos I Facility to Chandler Endoscopy Center LLC with approximately seven years remaining in its initial term with two consecutive five-year extension options; and (ii) the Pecos II Facility to Valley Heart Associates, P.C, with approximately four years remaining on its initial term with one three-year extension option, and Valley Anesthesiology Consultants Inc. with approximately four years remaining on its initial term with two consecutive five-year extension options. Also, upon the closing of the acquisition, the Company (i) leased the Dobson Facility to East Valley Gastroenterology & Hepatology Associates, P.C., (“EVGHA”); (ii) leased a portion of the Val Vista Facility to EVGHA; and (iii) leased another portion of the Val Vista Facility to Premier Endoscopy Center, LLC. The Dobson Facility lease and the Val Vista Facility leases each have an initial term of 15 years with two consecutive five-year extension options.

IRF Portfolio

On April 15, 2019, the Company purchased four in-patient rehabilitation facilities located in Las Vegas, Nevada; Surprise, Arizona; Oklahoma City, Oklahoma and Mishawaka, Indiana (collectively, the “IRF Portfolio”) for a total purchase price of approximately $94.6 million. Upon the closing of the acquisition, the Company assumed the sellers’ interest, as lessor, in four triple-net leases (collectively, the “IRF Portfolio Leases”) with (i) Encompass Health (Las Vegas, Nevada facility); (ii) a joint venture between Cobalt Rehabilitation and Tenet Healthcare (the Surprise, Arizona facility); (iii) a joint venture between Mercy Health and Kindred Healthcare (the Oklahoma City, Oklahoma facility); and (iv) St. Joseph’s Health System (the Mishawaka, Indiana facility). The IRF Portfolio leases have a weighted average remaining lease term of approximately 8.3 years, with the Las Vegas, Nevada facility lease containing four, five-year renewal options; the Surprise, Arizona facility lease containing two, five-year renewal options; the Oklahoma City, Oklahoma facility lease containing three, 10-year renewal options and the Mishawaka, Indiana facility lease containing two, five-year renewal options. The following table presents the details of the tangible and intangible assets acquired and liabilities assumed:

	Las Vegas	Surprise	Oklahoma Northwest	Mishawaka
Land and site improvements	$2,723	$1,966	$2,507	$1,998
Building and tenant improvements	17,482	22,856	22,545	11,882
In-place leases	1,778	1,845	1,890	1,465
Above-market lease intangibles	-	938	367	236
Leasing costs	519	1,077	898	522
Below-market lease intangibles	(863)	-	-	-
Total purchase price	$21,639	$28,682	$28,207	$16,103

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

Land and site improvements	$4,000
Building and tenant improvements	53,569
In-place leases	2,666
Above market lease intangibles	2,494
Leasing costs	1,968
Below market lease intangibles	(646)
Total purchase price	$64,051

Intangible Assets and Liabilities

The following is a summary of the carrying amount of intangible assets and liabilities as of the dates presented:

	As of June 30, 2019
	Cost	Accumulated Amortization	Net
Assets
In-place leases	$29,036	$(5,566)	$23,470
Above market leases	9,550	(1,647)	7,903
Leasing costs	16,112	(2,431)	13,681
	$54,698	$(9,644)	$45,054
Liabilities
Below market leases	$3,233	$(455)	$2,778

	As of December 31, 2018
	Cost	Accumulated Amortization	Net
Assets
In-place leases	$21,753	$(4,037)	$17,716
Above market ground lease	707	(28)	679
Above market leases	8,009	(1,096)	6,913
Leasing costs	12,683	(1,703)	10,980
	$43,152	$(6,864)	$36,288
Liability
Below market leases	$2,336	$(308)	$2,028

The following is a summary of the acquired lease intangible amortization:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Amortization expense related to in-place leases	$852	$629	$1,529	$1,150
Amortization expense related to leasing costs	$403	$297	$728	$541
Decrease in rental revenue related to above market leases	$279	$229	$552	$380
Increase in rental revenue related to below market leases	$89	$54	$147	$96

As of June 30, 2019, scheduled future aggregate net amortization of the acquired lease intangible assets and liabilities for each fiscal year ended December 31 is listed below:

	Net Decrease in Revenue	Net Increase in Expenses
2019 (six months remaining)	$(360)	$2,584
2020	(721)	5,167
2021	(723)	4,552
2022	(725)	4,243
2023	(702)	3,962
Thereafter	(1,893)	16,643
Total	$(5,124)	$37,151

As of June 30, 2019 the weighted average amortization periods for asset lease intangibles and liability lease intangibles were 6.85 years and 7.41 years, respectively.

Note 4 –Credit Facility, Notes Payable and Derivative Instruments

Credit Facility

The Company, the Operating Partnership, as borrower, and certain of its subsidiaries (such subsidiaries, the “Subsidiary Guarantors”) are parties to a syndicated credit facility with BMO Harris Bank N.A. (“BMO”), as Administrative Agent (the “Credit Facility”). The Credit Facility has overall capacity of $350 million, consisting of a $250 million revolving Credit Facility (the “Revolver”) and a $100 million, five-year term loan (the “Term Loan”). The Revolver’s term ends in August 2022 with a one-year extension option. The Credit Facility includes a $150 million accordion feature (the “Accordion”) that can increase the aggregate Credit Facility capacity to $500 million. On April 15, 2019, the Company exercised $75 million of the Accordion which increased the term loan component of the Credit Facility from $100 million to $175 million and the total borrowing capacity under the Credit Facility to $425 million.

The Subsidiary Guarantors and the Company are guarantors of the obligations under the Credit Facility. The amount available to borrow from time to time under the Credit Facility is limited according to a quarterly borrowing base valuation of certain properties owned by the Subsidiary Guarantors.

The Operating Partnership is subject to ongoing compliance with a number of customary affirmative and negative covenants, including limitations with respect to liens, indebtedness, distributions, mergers, consolidations, investments, restricted payments and asset sales. The Operating Partnership must also maintain (i) a maximum consolidated leverage ratio as of the end of each fiscal quarter of less than (y) 0.65:1.00 for each fiscal quarter ending prior to October 1, 2019 and (z) thereafter, 0.60:1.00, (ii) a minimum fixed charge coverage ratio of 1.50:1.00, (iii) a minimum net worth of $203,795 plus 75% of all net proceeds raised through equity offerings subsequent to March 31, 2018, and (iv) a ratio of total secured recourse debt to total asset value of not greater than 0.10:1.00. The Company was in compliance with the Credit Facility covenants as of June 30, 2019.

On August 7, 2018, the Company hedged its interest rate risk on the Term Loan by entering into an interest rate swap, with a notional amount of $100 million and a term of five years, which effectively fixed the LIBOR component on the Term Loan at 2.88%. Subsequently, on November 16, 2018, the Company entered into two additional interest rate swaps with separate counterparties for an aggregate notional amount of $70 million, which effectively fixed the LIBOR component of $70 million of our Credit Facility debt at 2.93%. For additional information related to the interest rate swaps, see the “Derivative Instruments - Interest Rate Swaps” section herein.

During the six months ended June 30, 2019, the Company borrowed $103,800 under the Credit Facility and repaid $64,600 for a net amount borrowed of $39,200. During the six months ended June 30, 2018 the Company borrowed $129,950 under the Credit Facility and repaid $6,500 for a net amount borrowed of $123,450. Interest expense incurred on the Credit Facility was $3,313 and $6,552 for the three and six months ended June 30, 2019, respectively, and $2,896 and $4,662 for the three and six months ended June 30, 2018, respectively. As of June 30, 2019 and December 31, 2018, the Company had the following outstanding borrowings under the Credit Facility:

	June 30, 2019	December 31, 2018
Revolver	$144,475	$180,275
Term Loan	175,000	100,000
Less: Unamortized deferred financing costs	(3,784)	(3,922)
Credit Facility, net	$315,691	$276,353

Costs incurred related to the Credit Facility, net of accumulated amortization, are netted against the Company’s “Credit Facility, net of unamortized discount” balance in the accompanying Condensed Consolidated Balance Sheets. The Company paid $422 and $1,123 related to modifications to the Credit Facility as well as fees related to adding properties to the borrowing base during the six months ended June 30, 2019 and 2018, respectively. Amortization expense incurred was $291 and $560 for the three and six months ended June 30, 2019, respectively, and $520 and $918 for the three and six months ended June 30, 2018, respectively, and is included in the “Interest Expense” line item in the accompanying Condensed Consolidated Statements of Operations.

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

Notes Payable, Net of Discount

The Company’s notes payable, net, includes two loans: (1) the Cantor Loan and (2) the West Mifflin Note, described in detail below. The following table sets forth the aggregate balances of these loans as of June 30, 2019 and December 31, 2018.

	June 30, 2019	December 31, 2018
Notes payable, gross	$39,475	$39,475
Less: Unamortized debt discount	(733)	(799)
Principal repayments	(90)	(22)
Notes payable, net	$38,652	$38,654

Amortization expense incurred related to the debt discount was $33 and $66 for the three and six months ended June 30, 2019, respectively, and $33 and $65 for the three and six months ended June 30, 2018, respectively, and is included in the “Interest Expense” line item in the accompanying Condensed Consolidated Statements of Operations.

Cantor Loan

On March 31, 2016, through certain of its wholly-owned subsidiaries, the Company entered into a $32,097 portfolio commercial mortgage-backed securities loan (the “Cantor Loan”) with Cantor Commercial Real Estate Lending, LP (“CCRE”). The subsidiaries are GMR Melbourne, LLC, GMR Westland, LLC, GMR Memphis, LLC, and GMR Plano, LLC (the “GMR Loan Subsidiaries”). The Cantor Loan has cross-default and cross-collateral terms. The Cantor Loan has a maturity date of April 6, 2026 and accrues annual interest at 5.22%. The first five years of the term require interest-only payments and thereafter payments will include interest and principal, amortized over a 30-year schedule. Prepayment can only occur within four months prior to the maturity date, except that the Cantor Loan can be fully or partially defeased upon payment of amounts due under the Cantor Loan and payment of a defeasance amount that is sufficient to purchase U.S. government securities equal to the scheduled payments of principal, interest, fees, and any other amounts due related to a full or partial defeasance under the Cantor Loan.

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

The note balance as of June 30, 2019 and December 31, 2018 was $32,097. Interest expense incurred on this note was $423 and $842 for the three and six months ended June 30, 2019, respectively, and $423 and $843 for the three and six months ended June 30, 2018, respectively. As of June 30, 2019, scheduled principal payments due for each fiscal year ended December 31 are listed below as follows:

2019	$-
2020	-
2021	282
2022	447
2023	471
Thereafter	30,897
Total	$32,097

West Mifflin Note

On September 25, 2015, the Company, through its wholly-owned subsidiary GMR Pittsburgh LLC, as borrower, entered into a Term Loan and Security Agreement with Capital One to borrow $7,378. The note bears interest at 3.72% per annum and all unpaid interest and principal is due on September 25, 2020. Interest is paid in arrears and interest payments began on November 1, 2015 and have continued on the first day of each calendar month thereafter. Principal payments began on November 1, 2018 and have continued on the first day of each calendar month thereafter based on an amortization schedule with the remaining principal balance due on the maturity date. The Company, at its option, may prepay the note at any time in whole (but not in part) with advanced written notice. The West Mifflin facility serves as collateral for the note. The note requires a quarterly fixed charge coverage ratio of at least 1:1, a quarterly minimum debt yield of 0.09:1.00, and annualized Operator EBITDAR (as defined in the note) measured on a quarterly basis of not less than $6,000. The Operators are Associates in Ophthalmology, Ltd. and Associates Surgery Centers, LLC.

The Company made principal payments of $68 during the six months ended June 30, 2019. The note balance as of June 30, 2019 and December 31, 2018 was $7,288 and $7,356, respectively. Interest expense incurred on this note was $72 and $138 for the three and six months ended June 30, 2019, respectively, and $70 and $139 for the three and six months ended June 30, 2018, respectively. As of June 30, 2019, scheduled principal payments due for each fiscal year ended December 31 are listed below as follows:

2019 (six months remaining)	$68
2020	7,220
Total	$7,288

Derivative Instruments - Interest Rate Swaps

As of June 30, 2019, the Company had three interest rate swaps that are used to manage the interest rate risk and fix the LIBOR component of certain of its floating rate debt as follows: (i) on August 7, 2018 the Company executed an interest rate swap with BMO that was designated as a cash flow hedge on the Term Loan, with a notional amount of $100 million, a fixed interest rate of 2.88%, and a maturity date of August 8, 2023; and (ii) on November 16, 2018 the Company executed separate interest rate swaps with SunTrust Bank (“SunTrust”) and Citizens Bank of Pennsylvania (“Citizens”) that were each designated as cash flow hedges. The swap with SunTrust has a notional amount of $40 million and the swap with Citizens has a notional amount of $30 million and both have a fixed interest rate of 2.93% and a maturity date of August 7, 2024.

In accordance with the provisions of ASC Topic 815, the Company records the swaps either as an asset or a liability measured at its fair value at each reporting period. When hedge accounting is applied, the change in the fair value of derivatives designated and that qualify as cash flow hedges is (i) recorded in accumulated other comprehensive loss in the equity section of the Company’s Condensed Consolidated Balance Sheets and (ii) subsequently reclassified into earnings as interest expense for the period that the hedged forecasted transactions affect earnings. If specific hedge accounting criteria are not met, changes in the Company’s derivative instruments’ fair value are recognized currently as an adjustment to net income.

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

The fair value of the Company’s interest rate swaps was a liability of $9,083 and $3,487 as of June 30, 2019 and December 31, 2018, respectively. These amounts are included in the “Derivative Liability” line item on the Company’s Condensed Consolidated Balance Sheets as of June 30, 2019 and December 31, 2018.

The table below details the components of the loss presented on the accompanying Condensed Consolidated Statements of Comprehensive (Loss) Income recognized on the Company’s interest rate swaps designated as cash flow hedges for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Amount of loss recognized in other comprehensive loss	$3,752	$-	$5,956	$-
Amount of loss reclassified from accumulated other comprehensive loss into interest expense	(202)	-	(384)	-
Total change in accumulated other comprehensive loss	$3,550	$-	$5,572	$-

During the next twelve months, the Company estimates that an additional $1,834 will be reclassified as an increase to interest expense. Additionally, during the three and six months ended June 30, 2019, the Company recorded total interest expense in its Condensed Consolidated Statements of Operations of $4,132 and $8,157.

Weighted-Average Interest Rate and Term

The weighted average interest rate and term of the Company’s debt was 4.14% and 3.68 years at June 30, 2019, compared to 4.64% and 4.24 years as of December 31, 2018.

Note 5 – Equity

Preferred Stock

The Company’s charter authorizes the issuance of 10,000 shares of preferred stock, par value $0.001 per share. As of June 30, 2019 and December 31, 2018, there were 3,105 shares of Series A Cumulative Redeemable Preferred Stock (“Series A Preferred Stock”), issued and outstanding. The Series A Preferred Stock has a liquidation preference of $25 per share.

Preferred stock dividend activity for the six months ended June 30, 2019 is summarized in the following table:

Date Announced	Record Date	Applicable Quarter	Payment Date	Quarterly Dividend		Dividends per Share

December 13, 2018	January 15, 2019	Q4 2018	January 31, 2019	$1,455		$0.46875
March 6, 2019	April 15, 2019	Q1 2019	April 30, 2019	$1,455		$0.46875
June 14, 2019	July 15, 2019	Q2 2019	July 31, 2019	$1,455	(1)	$0.46875

(1)Two months of this amount, equal to $970, was accrued at June 30, 2019.

The holders of the Series A Preferred Stock are entitled to receive dividend payments only when, as and if declared by the Board (or a duly authorized committee of the Board). Dividends will accrue or be payable in cash from the original issue date, on a cumulative basis, quarterly in arrears on each dividend payment date at a fixed rate per annum equal to 7.50% of the liquidation preference of $25.00 per share (equivalent to $1.875 per share on an annual basis). Dividends on the Series A Preferred Stock will be cumulative and will accrue whether or not (i) funds are legally available for the payment of those dividends, (ii) the Company has earnings or (iii) those dividends are declared by the Board. The quarterly dividend payment dates on the Series A Preferred Stock are January 31, April 30, July 31 and October 31 of each year. During each of the six month periods ended June 30, 2019 and 2018, the Company paid preferred dividends of $2,911. The Company may, at its option, redeem the Serial A Preferred Stock for cash in whole or in part, from time-to-time, on or after September 15, 2022 at a cash redemption price of $25.00 per share, plus any accrued and unpaid dividends up to, but not including, the date of redemption.

Common Stock

The Company has 500,000 authorized shares of common stock, $0.001 par value. As of June 30, 2019 and December 31, 2018, there were 34,653 and 25,944 outstanding shares of common stock, respectively.

On March 18, 2019, the Company closed an underwritten public offering of its common stock and on March 25, 2019 the Company closed on part of the related over-allotment option granted to the underwriters, resulting in $75,585 in net proceeds, after deducting the underwriting discount and offering expenses.

On August 17, 2018, the Company, its Advisor, and the Operating Partnership entered into a Sales Agreement, as amended on June 21, 2019, with a number of financial institutions, pursuant to which the Company may offer and sell, from time to time, up to $50 million of its common stock (the “ATM Program”). During the six months ended June 30, 2019, pursuant to the ATM Program, the Company sold and issued 419 shares of its common stock at an average price of $9.95 per share, receiving net proceeds of $4,066 after deducting commissions and expenses.

Common stock dividend activity for the six months ended June 30, 2019 is summarized in the following table:

Date Announced	Record Date	Applicable Quarter	Payment Date	Dividend Amount(1)	Dividends per Share

December 13, 2018	December 26, 2018	Q4 2018	January 10, 2019	$5,695	$0.20
March 6, 2019	March 26, 2019	Q1 2019	April 10, 2019	$7,688	$0.20
June 14, 2019	June 26, 2019	Q2 2019	July 11, 2019	$7,699	$0.20

(1)Includes distributions on granted LTIP Units and OP Units.

During the six months ended June 30, 2019 and 2018, the Company paid total dividends on its common stock, LTIP Units and OP Units in the aggregate amount of $13,467 and $9,288, respectively.

As of June 30, 2019 and December 31, 2018, the Company had an accrued dividend balance of $412 and $316 for dividends payable on the aggregate annual and long-term LTIP Units that are subject to retroactive receipt of dividends on the amount of LTIP Units ultimately earned. During the six months ended June 30, 2019, $182 of dividends were accrued and $86 of dividends were paid related to these units. During the six months ended June 30, 2018, $113 of dividends were accrued and $45 of dividends were paid.

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

OP Units

OP Units are limited partnership interests in the Company’s Operating Partnership. OP Units are redeemable by the holder for cash or, at the Company’s option, an equivalent number of shares of the Company’s common stock. During the six months ended June 30, 2019, the Company issued an aggregate of 49 OP Units with a value of $506 in connection with a facility acquisition. Additionally, during the six months ended June 30, 2019 two OP Unit holders redeemed an aggregate of 51 OP Units that were issued during 2017 in connection with a facility acquisition. The Company redeemed such OP Units for shares of its common stock with a value of $519. During the year ended December 31, 2018, the Company issued an aggregate of 1,899 OP Units with a value of $16,363 in connection with three facility acquisitions. As of June 30, 2019 and December 31, 2018, there were 3,143 and 3,145 OP Units issued and outstanding, respectively, with an aggregate value of $27,881 and $27,894, respectively. The OP Unit value is based on the Company’s closing share price on the date of the respective transaction and is included as a component of noncontrolling interest equity in the Company’s Condensed Consolidated Balance Sheets as of June 30, 2019 and December 31, 2018.

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

Management Fees and Accrued Management Fees

The Company’s management fee to the Advisor is calculated in accordance with the terms of the Management Agreement, which requires an annual base management fee equal to 1.5% of our stockholders’ equity (as defined in the Management Agreement). For the three and six months ended June 30, 2019, management fees of $1,584 and $2,918, respectively, were incurred and expensed by the Company. For the three and six months ended June 30, 2018, management fees of $1,095 and $2,176, respectively, were incurred and expensed by the Company. Accrued management fees due to the Advisor were $1,584 and $1,143 as of June 30, 2019 and December 31, 2018, respectively. No incentive management fee was incurred by the Company during the three and six months ended June 30, 2019 or 2018.

Allocated General and Administrative Expenses

Effective May 8, 2017, the Company and the Advisor entered into an agreement pursuant to which, for a period of one year commencing on May 8, 2017, the Company agreed to reimburse the Advisor for $125 of the annual salary of the General Counsel and Secretary of the Company for so long as he continues to be primarily dedicated to the Company in his capacity as its General Counsel and Secretary. This agreement expired in May 2018 and was not renewed. In the future, the Company may receive additional allocations of general and administrative expenses from the Advisor that are either clearly applicable to or were reasonably allocated to the operations of the Company. There were no allocated general and administrative expenses from the Advisor for the three and six months ended June 30, 2019. Other than via the terms of the reimbursement agreement noted above, there were no allocated general and administrative expenses from the Advisor for the three and six months ended June 30, 2018.

Due to Related Parties, Net

A rollforward of the due (to) from related parties balance, net, as of June 30, 2019 is as follows:

	Due to Advisor – Mgmt. Fees	Due (to) from Advisor – Other Funds	Due (to) from Other Related Party	Total Due (To) From Related Parties, Net
Balance as of January 1, 2019	$(1,143)	$52	$61	$(1,030)
Management fee expense incurred (1)	(2,918)	-	-	(2,918)
Management fees paid to Advisor (1)	2,477	-	-	2,477
Loans to Advisor (2)	-	97	-	97
Loans to other related parties (2)	-	-	16	16
Balance as of June 30, 2019	$(1,584)	$149	$77	$(1,358)

(1) Net amount accrued of $441 consists of $2,918 in management fee expense incurred, net of $2,477 of accrued management fees that were paid to the Advisor. This represents a cash flow operating activity.

(2) Aggregate amount of $113 represents amounts paid by the Company on behalf of several related party entities for miscellaneous purposes. This represents a cash flow investing activity.

Note 7 – Stock-Based Compensation

2016 Equity Incentive Plan

The 2016 Equity Incentive Plan, as amended (the “Plan”) is intended to assist the Company and its affiliates in recruiting and retaining employees of the Manager, members of the Board, executive officers of the Company, and individuals who provide services to those entities or affiliates of those entities.

The Plan is intended to permit the grant of both qualifying and non-qualified options and the grant of stock appreciation rights, restricted stock, unrestricted stock, awards of restricted stock units, performance awards and other equity-based awards (including LTIP Units) for up to an aggregate of 2,232 shares of common stock, subject to increase under certain provisions of the Plan. On May 29, 2019, the Company’s stockholders approved an amendment to the Plan to increase the number of authorized shares available for issuance under the Plan by 1,000 shares from 1,232 to 2,232. Based on the grants outstanding as of June 30, 2019, there are 1,015 units that remain available to be granted under the Plan. Units subject to awards under the Plan that are forfeited, cancelled, lapsed, settled in cash or otherwise expired (excluding shares withheld to satisfy exercise prices or tax withholding obligations) are available for grant.

Time-Based Grants

The time-based vesting LTIP unit activity under the Plan during the six months ended June 30, 2019 was as follows:

LTIP Units outstanding as of December 31, 2018	588
LTIP Units earned and granted via the 2018 performance program – Annual Awards (1)	108
LTIP Units granted on a discretionary basis related to the Annual Awards (2)	28
LTIP Units granted as 2019 long-term time based awards (3)	54
LTIP Units granted to independent directors of the Board (4)	22
LTIP Units – other grant and forfeitures, net (5)	(4)
LTIP Units outstanding as of June 30, 2019	796

(1)	The 108 LTIP Units represents earned and granted units from the previously disclosed 2018 annual awards (the “Annual Awards”). On March 5, 2019 the Compensation Committee of the Board (the “Compensation Committee”) determined the extent to which the Company achieved the performance goals related to the 2018 Annual Awards and determined the number of LTIP Units that each grantee was entitled to receive. These grants vested 50% on March 5, 2019, the determination date, and 50% vest on March 5, 2020.
(2)	The 28 LTIP Units represents a discretionary grant by the Board. These grants vested 50% on March 5, 2019, the grant date, and 50% vest on March 5, 2020.
(3)	The 54 LTIP Units represent grants approved by the Board on March 5, 2019 pursuant to the Company’ 2019 Long-Term Incentive Plan. These grants are valued based on the Company’s share price at the date of grant of $10.07 and vest in equal one-third increments on each of March 5, 2020, March 5, 2021, and March 5, 2022.
(4)	The 22 LTIP Units represent a grant to the independent directors of the Board made on May 29, 2019, which vest on May 29, 2020.
(5)	The decrease of four LTIP Units net represents 6 LTIP Units redeemed for the Company’s common stock with a value of $57 and one LTIP Unit that was forfeited, partially offset by three LTIP Units that were granted on March 15, 2019 related to a new hire. These three LTIP Units vest in equal one-third increments on each of March 15, 2020, March 15, 2021, and March 5, 2022.

A detail of the vested and unvested LTIP units outstanding as of June 30, 2019 is as follows:

Total vested units	486
Unvested units:
Granted to employees of the Advisor	288
Granted to the Company’s independent directors	22
Total unvested units	310
LTIP Units outstanding as of June 30, 2019	796

Performance Based Awards

For each of the past three years the Company’s Board has approved annual performance-based LTIP awards (“Annual Awards”) and long-term performance-based LTIP awards (“Long-Term Awards”) to the executive officers of the Company and other employees of the Advisor who perform services for the Company. As described in detail below the Annual Awards have one-year performance periods and the Long-Term Awards have three-year performance periods. In addition to meeting specified performance metrics, vesting in both the Annual Awards and the Long-Term Awards is subject to service requirements.

A detail of the Annual Awards and Long-Term Awards under the 2017, 2018, and 2019 programs as of June 30, 2019 is as follows:

	2017 Program	2018 Program		2019 Program
	Long-Term	Annual	Long-Term	Annual	Long-Term	Total

Net annual and long-term LTIP awards as of December 31, 2018 (at target)	96	161	110	-	-	367
LTIP Unit target grants via the 2019 Performance Program – Annual Awards and Long-Term Awards (1)	-	-	-	133	82	215
LTIP Units earned and granted via the 2018 Performance Program – Annual Awards (2)	-	(108)	-	-	-	(108)
LTIP Units granted on a discretionary basis via the 2018 Performance Program – Annual Awards (2)	-	(28)	-	-	-	(28)
LTIP Units not earned under the 2018 Performance Program – Annual Awards (3)	-	(25)	-	-	-	(25)
Net annual and long-term LTIP awards as of June 30, 2019 (at target)	96	-	110	133	82	421

(1)	These target Annual Awards and Long-Term Awards were approved by the Board on March 5, 2019.
(2)	These amounts represent grants from the 2018 program Annual Awards. Refer to the “Time-Based Grants” table above which presents these grants as earned and time-based.
(3)	On March 5, 2019 the Compensation Committee determined the extent to which the Company achieved the performance goals and concluded that these target awards were not achieved.

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

The Compensation Committee and Board established performance goals for fiscal year 2019, as set forth in Exhibit A to the 2019 LTIP Annual Award Agreements (the “Performance Goals”) that will be used to determine the number of LTIP Units earned by each grantee. As of June 30, 2019, management estimated that the Performance Goals would be met at a 100% level, and accordingly, applied 100% to the net target 2019 program Annual Awards to estimate the 2019 program Annual Awards expected to be earned at the end of the performance period. Cumulative stock-based compensation expense during the six months ended June 30, 2019 reflects management’s estimate that 100% of these awards will be earned. As soon as reasonably practicable following the last day of the 2019 fiscal year, the Compensation Committee and Board will determine the extent to which the Company has achieved each of the Performance Goals (expressed as a percentage) and, based on such determination, will calculate the number of LTIP Units that each grantee is entitled to receive. Each grantee may earn up to 150% of the number of his/her target LTIP Units. Any 2019 Annual Award LTIP Units that are not earned will be forfeited and cancelled.

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

Stock-Based Compensation Expense

In July 2018, the Company implemented the provisions of ASU 2018-07, “Improvements to Nonemployee Share-Based Payment Accounting” (“ASU 2018-07”). This standard simplifies several aspects of the accounting for non-employee transactions by stipulating that the existing accounting guidance for share-based payments to employees (accounted for under ASC Topic 718, “Compensation-Stock Compensation”) will also apply to non-employee share-based transactions (accounted for under ASC Topic 505, “Equity”). Under the provisions of ASU 2018-07, the Company’s prospective compensation expense for all unvested LTIP Units, Annual Awards, and Long-Term Awards is recognized using the adoption date fair value of the awards, with no remeasurement required. Compensation expense for future LTIP Unit grants, Annual Awards, and Long-Term Awards is based on the grant date fair value of the units/awards, with no subsequent remeasurement required.

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

The Company incurred stock compensation expense of $854 and $1,625, for the three and six months ended June 30, 2019, respectively, and $1,055 and $1,237, for the three and six months ended June 30, 2018, respectively, related to the grants awarded under the Plan. Compensation expense is included within “General and Administrative” expense in the Company’s Condensed Consolidated Statements of Operations.

As of June 30, 2019, total unamortized compensation expense related to these awards of approximately $4.4 million is expected to be recognized over a weighted average remaining period of 1.7 years.

Note 8 – Leases

On January 1, 2019, the Company adopted ASC Topic 842, which supersedes Accounting Standards Codification Topic 840 “Leases” (“ASC Topic 840”). Information in this note with respect to the Company’s leases and lease-related costs as both lessee and lessor and lease-related receivables as lessor is presented under ASC Topic 842 as of and for the three and six months ended June 30, 2019 and under ASC Topic 840 as of and for the year ended December 31, 2018.

The Company adopted ASC Topic 842 using the modified retrospective approach whereby the cumulative effect of adoption was recognized on the adoption date and prior periods were not restated. There was no net cumulative effect adjustment to accumulated deficit as of January 1, 2019 as a result of this adoption. ASC Topic 842 sets out the principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. The Company operates as both a lessor and a lessee. As a lessor, the Company is required under ASC Topic 842 to account for leases using an approach that is substantially similar to ASC Topic 840's guidance for operating leases and other leases such as sales-type leases and direct financing leases. In addition, ASC Topic 842 requires lessors to capitalize and amortize only incremental direct leasing costs. As a lessee, the Company is required under the new standard to apply a dual approach, classifying leases, such as ground leases, as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase. This classification determines whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. ASC Topic 842 also requires lessees to record a right of use asset and a lease liability for all leases with a term of greater than a year regardless of their classification. The Company has also elected the practical expedient not to recognize right of use assets and lease liabilities for leases with a term of a year or less.

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

Information as Lessor Under ASC Topic 842 (As of and for the three and six months ended June 30, 2019)

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

The Company recognized $16,835 and $31,976 of rental and other revenues related to operating lease payments for the three and six months ended June 30, 2019, respectively. Of these amounts $1,079 and $2,395 was for variable lease payments related to expense recoveries for the three and six months ended June 30, 2019, respectively. The aggregate annual minimum cash to be received by the Company on the noncancelable operating leases related to its portfolio as of June 30, 2019 is as follows for the subsequent years ended December 31:

2019 (six months remaining)	$29,728
2020	60,419
2021	58,993
2022	58,089
2023	57,068
Thereafter	374,196
Total	$638,493

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

Information as Lessee Under ASC Topic 842 (As of and for the three and six months ended June 30, 2019)

The Company has four facilities subject to operating ground leases with a weighted average remaining term of 24 years. Rental payments on these leases are adjusted periodically based on either the CPI or on a pre-determined schedule. The monthly payments on a pre-determined schedule are recognized on a straight-line basis over the terms of the respective leases. Changes in the CPI are not estimated as part of our measurement of straight-line rental expense. Upon initial adoption of ASC Topic 842, the Company recognized a lease liability of $2.2 million (included in “Other Liabilities”) and a related right of use asset of $2.2 million (included in “Other Assets”) on our Condensed Consolidated Balance Sheets equal to the present value of the minimum lease payments required under each ground lease. During the six months ended June 30, 2019, the Company recorded an additional $0.1 million right of use asset and recognized an additional lease liability of $0.1 million. The Company used a weighted average discount rate of approximately 4.42%, which was derived from our assessment of the credit quality of the Company and adjusted to reflect secured borrowing, estimated yield curves and long-term spread adjustments over appropriate tenors. Some of our ground leases contain extension options and, where we determined it was reasonably certain that an extension would occur, they were included in our calculation of the right of use asset and liability. We recognized approximately $35 and $86 of ground lease expense, which was paid in cash, during the three and six months ended June 30, 2019, respectively.

The following table sets forth the undiscounted cash flows of our scheduled obligations for future minimum payments on operating ground leases at June 30, 2019 and a reconciliation of those cash flows to the operating lease liability at June 30, 2019:

2019 (six months remaining)	$57
2020	116
2021	116
2022	116
2023	120
2024	4,476
Thereafter	5,001
Discount	(2,630)
Lease liability	$2,371

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

The aggregate minimum cash payments to be made by the Company on these land leases as of December 31, 2018, were as follows:

2019	$109
2020	109
2021	109
2022	109
2023	113
Thereafter	2,121
Total	$2,670

Note 9 – Rent Concentration

The Company’s facilities with a concentration of rental revenue of 5% or greater is as follows for the periods below:

	Three Months Ended June 30,		Six Months Ended June 30,
Facility	2019	2018	2019	2018

Encompass	10%	11%	10%	12%
Belpre	8	9	9	5
OCOM	7	9	7	10
Sherman	5	6	5	7
Austin	5	7	5	7
East Dallas	4	6	5	-
Great Bend(1)	-	5	-	5
Aggregate of all other facilities	61	47	59	54
Total	100%	100%	100%	100%

(1) The Company sold its Great Bend facility in December 2018.

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

Note 11 – Subsequent Events

Subsequent events have been evaluated through August 8, 2019, the date the financial statements were issued.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our financial statements included herein, including the notes to those financial statements, included elsewhere in this Quarterly Report on Form 10-Q (this “Report”). Some of the comments we make in this section are forward-looking statements within the meaning of the federal securities laws. For a complete discussion of forward-looking statements, see the section below entitled “Forward-Looking Statements.” Certain risk factors may cause actual results, performance or achievements to differ materially from those expressed or implied by the following discussion. For a discussion of such risk factors, see Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2018, that was filed with the U.S. Securities and Exchange Commission (the “SEC” or the “Commission”) on March 11, 2019 and Item 1A. Risk Factors contained in this Quarterly Report on Form 10-Q. Unless otherwise indicated all dollar and share amounts in the following discussion are presented in thousands.

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

See Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2018 and Item 1A. Risk Factors in this Quarterly Report on Form 10-Q for further discussion of these and other risks, as well as the risks, uncertainties and other factors discussed in this Report and identified in other documents we may file with the SEC from time to time. You should carefully consider these risks before making any investment decisions in our company. New risks and uncertainties may also emerge from time to time that could materially and adversely affect us. While forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance. We disclaim any obligation to update or revise any forward-looking statement to reflect changes in underlying assumptions or factors, of new information, data or methods, future events or other changes after the date of this Report, except as required by applicable law. You should not place undue reliance on any forward-looking statements that are based on information currently available to us or the third parties making the forward-looking statements.

 Overview

Global Medical REIT Inc. (the “Company,” “us,” “we,” or “our”) is an externally-managed, Maryland corporation engaged primarily in the acquisition of purpose-built healthcare facilities and the leasing of those facilities to strong healthcare systems and physician groups with leading market share. The Company is externally managed and advised by the Advisor.

We elected to be taxed as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2016. We conduct our business through an umbrella partnership real estate investment trust, or UPREIT, structure in which our properties are owned by wholly-owned subsidiaries of our operating partnership, Global Medical REIT L.P. (the “Operating Partnership”). Our wholly-owned subsidiary, Global Medical REIT GP, LLC, is the sole general partner of our Operating Partnership and, as of June 30, 2019, we owned 89.79% of the outstanding common operating partnership units (“OP Units”) of our Operating Partnership.

Executive Summary

The following table summarizes certain financial information during the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands, except per share amounts)

Rental revenue	$16,835	$13,240	$31,976	$24,796
Interest expense	$4,132	$3,942	$8,157	$6,627
General and administrative expense	$1,640	$1,768	$3,246	$2,774
Preferred stock dividends	$1,455	$1,455	$2,911	$2,911

Net income attributable to common stockholders per share	$0.03	$(0.00)	$0.05	$0.02
FFO per share(1)	$0.18	$0.18	$0.35	$0.36
AFFO per share(1)	$0.18	$0.20	$0.35	$0.36
Dividends per common share	$0.20	$0.20	$0.40	$0.40

Weighted average common shares	34,559	21,631	30,990	21,631
Weighted average OP Units	3,143	1,736	3,144	1,492
Weighted average LTIP Units	785	584	719	512
Total weighted average shares and units outstanding	38,487	23,951	34,853	23,635

(1)	See “—Non-GAAP Financial Measures,” for a description of our non-GAAP financial measures and a reconciliation of our non-GAAP financial measures.

	As of
	June 30, 2019	December 31, 2018
	(dollars in thousands)
Total investment in real estate, gross	$763,601	$647,550
Total debt, net of unamortized discount	$354,343	$315,007
Weighted average interest rate	4.14%	4.64%
Total equity (including noncontrolling interest)	$361,603	$299,750
Net leasable square feet	2,337,848	2,078,915

Our Properties

During the six months ended June 30, 2019, we made six acquisitions encompassing an aggregate of 258,933 leasable square feet for an aggregate contractual purchase price of $114.6 million with annualized base rent of $8.4 million. As of June 30, 2019, our portfolio consisted of gross investment in real estate of $763.6 million, which was comprised of 56 facilities with an aggregate of approximately 2.3 million leasable square feet and approximately $59.0 million of annualized base rent.

Capital Raising Activity

During the six months ended June 30, 2019, we raised $85.0 million of equity through a combination of common stock and OP Unit issuances at an average offering price of $9.76 per share. Our equity issuances during the six months ended June 30, 2019 included the following:

•	an underwritten public offering of our common stock, which resulted in the issuance of 8.2 million shares of our common stock at a public offering price of $9.75 per share, generating gross proceeds of $80.3 million;
•	at-the-market (“ATM”) offering issuances of 0.4 million shares of our common stock at an average offering price of $9.95 per share, generating gross proceeds of $4.2 million; and
•	an OP Unit issuance of 49 thousand units with a value of $506 in connection with a facility acquisition. The per unit valuation of this OP Unit issuance was $10.30.

Recent Developments

Since June 30, 2019, we have closed and placed under contract the following properties:

Closed Acquisitions

Property	City, State	Leasable Square Feet	Purchase Price(1) (in thousands)	Annualized Base Rent (in thousands)(2)	Capitalization Rate(3)
cCare	San Marcos, CA	20,230	$11,850	$864	7.3%
East Lansing Portfolio – 1st Closing	Lansing, MI	42,317	11,045	860	7.8%
Bannockburn Medical Office	Bannockburn, IL	43,939	6,900	520	7.5%
Advocate Dreyer	Aurora, IL	50,000	12,500	1,019	8.2%
Total/Weighted Average		156,486	$42,295	$3,263	7.7%

(1)	Represents contractual purchase price.
(2)	June 2019 base rent or month of acquisition base rent (or estimated NOI for East Lansing and Bannockburn properties), multiplied by 12.
(3)	Capitalization rates are calculated based on current lease terms and do not give effect to future rent escalations.

Properties Under Contract

Property	City, State	Leasable Square Feet	Purchase Price(1) (in thousands)	Annualized Base Rent (in thousands)(2)	Capitalization Rate(3)
Mission Health	Livonia, MI	61,121	$10,500	$861	8.2%
Arizona Center for Digestive Disease	Gilbert, AZ	14,052	5,500	388	7.1%
East Lansing Portfolio – 2nd Closing	Lansing, MI	25,548	5,100	403	7.9%
MedExpress	Morgantown, WV	25,000	7,825	600	7.7%
Steward Surgical Hospital	Beaumont, TX	84,675	33,600	2,547	7.6%
Total/Weighted Average		210,396	$62,525	$4,799	7.7%

(1)	Represents contractual purchase price.
(2)	Base rent (or estimated NOI for Mission Health and East Lansing properties) when placed under contract, multiplied by 12.
(3)	Capitalization rates are calculated based on current lease terms and do not give effect to future rent escalations.

We are currently in the due diligence period for our properties under contract. If we identify problems with one or more of these properties or the operator of the property during our due diligence review, we may not close the transaction on a timely basis or we may terminate the purchase agreement and not close the transaction.

Since June 30, 2019, we raised net proceeds of $7.8 million through our ATM program by issuing 0.7 million shares of our common stock at an average of price of $10.70 per share.

Trends Which May Influence Our Results of Operations

We believe the following trends may positively impact our results of operations:

•	Growing healthcare expenditures – According to the U.S. Department of Health and Human Services, overall healthcare expenditures are expected to grow at an average rate of 5.5% per year through 2027. We believe the long-term growth in healthcare expenditures will correlate with the long-term leases at our properties and help maintain or increase the value of our healthcare real estate portfolio;

•	An aging population – According to the 2010 U.S. Census, the segment of the population consisting of people 65 years or older comprise the fastest growing segment of the overall U.S. population. We believe this segment of the U.S. population will utilize many of the services provided at our healthcare facilities such as orthopedics, cardiac, gastroenterology and rehabilitation;
•	A continuing shift towards outpatient care – According to the American Hospital Association, patients are demanding more outpatient operations. We believe this shift in patient preference from inpatient to outpatient facilities will benefit our tenants as most of our properties consist of outpatient facilities;
•	Physician practice group and hospital consolidation – We believe the trend towards physician group consolidation will serve to strengthen the credit quality of our tenants if our tenants merge or are consolidated with larger health systems;
•	A highly fragmented healthcare real estate market – Despite the move toward consolidation with respect to healthcare services, we believe the healthcare real estate market continues to be highly fragmented, which will provide us with significant acquisition opportunities;

We believe the following trends may negatively impact our results of operations:

•	Changes in third party reimbursement methods and policies – As the price of healthcare services continues to increase, we believe third-party payors, such as Medicare and commercial insurance companies, will continue to scrutinize and reduce the types of healthcare services eligible for, and the amounts of, reimbursement under their health insurance plans. Additionally, many employer-based insurance plans have continued to increase the percentage of insurance premiums for which covered individuals are responsible. If these trends continue, our tenants may experience lower patient volumes as well as higher patient credit risks, which could negatively impact their business as well as their ability to pay rent to us.

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

Consolidated Results of Operations

The major factor that resulted in variances in our results of operations for each revenue and expense category for the three and six months ended June 30, 2019 compared to the same periods in 2018 was the increase in the size of our property portfolio. Our total investments in real estate, net of accumulated depreciation and amortization, was $721.7 million and $580.0 million as of June 30, 2019 and 2018, respectively.

Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018

	Three Months Ended June 30,
	2019	2018	$ Change
	(in thousands)
Revenue
Rental revenue	$16,835	$13,240	$3,595
Other income	45	9	36
Total revenue	16,880	13,249	3,631

Expenses
General and administrative	1,640	1,768	(128)
Operating expenses	1,143	680	463
Management fees – related party	1,584	1,095	489
Depreciation expense	4,608	3,445	1,163
Amortization expense	1,255	926	329
Interest expense	4,132	3,942	190
Preacquisition fees	56	9	47
Total expenses	14,418	11,865	2,553
Net income	$2,462	$1,384	$1,078

Revenue

Total Revenue

Total revenue for the three months ended June 30, 2019 was $16.9 million, compared to $13.2 million for the same period in 2018, an increase of $3.7 million. The increase was primarily the result of rental revenue earned from the facilities that we acquired subsequent to June 30, 2018, as well as from the recognition of a full three months of rental revenue in 2019 from acquisitions that were completed during the three months ended June 30, 2018. Additionally, included in rental revenue is $1.1 million in revenue that was recognized from expense recoveries during the three months ended June 30, 2019, compared to $0.7 million for the same period in 2018.

Expenses

General and Administrative

General and administrative expenses for the three months ended June 30, 2019 were $1.6 million, compared to $1.8 million for the same period in 2018, a decrease of $0.2 million. The decrease was primarily related to a decrease in non-cash LTIP compensation expense, which was $0.9 million for the three months ended June 30, 2019, compared to $1.1 million for the same period in 2018.

Operating Expenses

Operating expenses for the three months ended June 30, 2019 was $1.1 million, compared to $0.7 million for the same period in 2018, an increase of $0.4 million. The increase resulted from $1.1 million of reimbursable property operating expenses incurred during the three months ended June 30, 2019, compared to $0.7 million for the same period in 2018.

Management Fee Expenses – related party

Management fee expense for the three months ended June 30, 2019 was $1.6 million, compared to $1.1 million for the same period in 2018, an increase of $0.5 million. This fee is calculated based on our stockholders’ equity balance and the increase in 2019 is the result of our larger stockholders’ equity balance during the three months ended June 30, 2019 compared to the prior year, reflecting the impact of our common stock and OP Unit issuances that were completed since June 30, 2018.

 Depreciation Expense

Depreciation expense for the three months ended June 30, 2019 was $4.6 million, compared to $3.4 million for the same period in 2018, an increase of $1.2 million. The increase resulted primarily from depreciation expense incurred on the facilities that we acquired subsequent to June 30, 2018, as well as from the recognition of a full three months of depreciation expense in 2019 from acquisitions that were completed during the three months ended June 30, 2018.

Amortization Expense

Amortization expense for the three months ended June 30, 2019 was $1.3 million, compared to $0.9 million for the same period in 2018, an increase of $0.4 million. The increase resulted primarily from amortization expense incurred on intangible assets acquired subsequent to June 30, 2018, as well as from the recognition of a full three months of amortization expense in 2019 from intangible assets recorded during the three months ended June 30, 2018.

Interest Expense

Interest expense for the three months ended June 30, 2019 was $4.1 million, compared to $3.9 million for the same period in 2018, an increase of $0.2 million. This increase was primarily due to both higher average borrowings during the three months ended June 30, 2019, compared to the same period last year, the proceeds of which were used to finance our property acquisitions during that time period, as well as from higher interest rates compared to the same period in 2018.

The weighted average interest rate of our debt for the three months ended June 30, 2019 was 4.27%. Additionally, the weighted average interest rate and term of our debt was 4.14% and 3.68 years at June 30, 2019.

Preacquisition Fees

There were $0.1 million of preacquisition fees incurred for the three months ended June 30, 2019, compared to $0.01 million for the same period in 2018. Preacquisition fees for both the three months ended June 30, 2019 and 2018 represent costs associated with acquisitions that the Company does not expect to complete and therefore were expensed.

Net Income

Net income for three months ended June 30, 2019 was $2.5 million, compared to $1.4 million of net income for the same period in 2018, an increase of $1.1 million. The increase resulted primarily from an increase in rental revenue during the three months ended June 30, 2019 partially offset by the increase in expenses for that period.

Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018

	Six Months Ended June 30,
	2019	2018	$ Change
	(in thousands)
Revenue
Rental revenue	$31,976	$24,796	$7,180
Other income	104	18	86
Total revenue	32,080	24,814	7,266

Expenses
General and administrative	3,246	2,774	472
Operating expenses	2,466	1,784	682
Management fees – related party	2,918	2,176	742
Depreciation expense	8,475	6,351	2,124
Amortization expense	2,257	1,691	566
Interest expense	8,157	6,627	1,530
Preacquisition fees	56	126	(70)
Total expenses	27,575	21,529	6,046
Net income	$4,505	$3,285	$1,220

Revenue

Total Revenue

Total revenue for the six months ended June 30, 2019 was $32.1 million, compared to $24.8 million for the same period in 2018, an increase of $7.3 million. The increase is primarily the result of rental revenue earned from the facilities we acquired subsequent to June 30, 2018, as well as from the recognition of a full six months of rental revenue in 2019 from acquisitions that were completed during the six months ended June 30, 2018. Additionally, $2.4 million in revenue was recognized from expense recoveries during the six months ended June 30, 2019, compared to $1.7 million for the same period in 2018.

Expenses

 General and Administrative

General and administrative expenses for the six months ended June 30, 2019 were $3.2 million, compared to $2.8 million for the same period in 2018, an increase of $0.4 million. The increase was primarily related to an increase in non-cash LTIP compensation expense which was $1.6 million for the six months ended June 30, 2019, compared to $1.2 million for the same period in 2018.

Operating Expenses

Operating expenses for the six months ended June 30, 2019 were $2.5 million, compared to $1.8 million for the same period in 2018, an increase of $0.7 million. The increase results from $2.4 million of reimbursable property operating expenses incurred during the six months ended June 30, 2019, compared to $1.7 million for the same period in 2018.

Management Fees – related party

Management fees for the six months ended June 30, 2019 were $2.9 million, compared to $2.2 million for the same period in 2018, an increase of $0.7 million. This fee is calculated based on our stockholders’ equity balance and the increase in 2019 is the result of our larger stockholders’ equity balance during the six months ended June 30, 2019 compared to the prior year, reflecting the impact of our common stock and OP Unit issuances that were completed subsequent to June 30, 2018.

Depreciation Expense

Depreciation expense for the six months ended June 30, 2019 was $8.5 million, compared to $6.4 million for the same period in 2018, an increase of $2.1 million. The increase results primarily from depreciation expense incurred on the facilities we acquired subsequent to June 30, 2018, as well as from the recognition of a full six months of depreciation expense in 2019 from acquisitions that were completed during the six months ended June 30, 2018.

Amortization Expense

Amortization expense for the six months ended June 30, 2019 was $2.3 million, compared to $1.7 million for the same period in 2018, an increase of $0.6 million. The increase results primarily from amortization expense incurred on intangible assets recorded subsequent to June 30, 2018, as well as from the recognition of a full six months of amortization expense in 2019 from intangible assets recorded during the six months ended June 30, 2018.

Interest Expense

Interest expense for the six months ended June 30, 2019 was $8.2 million, compared to $6.6 million for the same period in 2018, an increase of $1.6 million. This increase is primarily due to both higher average borrowings during the 2019 period compared to the same period last year, the proceeds of which were used to finance our property acquisitions during that time period, as well as higher interest rates compared to the same period in 2018.

The weighted average interest rate of our debt for the six months ended June 30, 2019 was 4.46%. The weighted average interest rate and term of our debt was 4.14% and 3.68 years at June 30, 2019.

Preacquisition Fees

Preacquisition fees for the six months ended June 30, 2019 of $0.1 million were comparable to the preacquisition fees recognized during the same period in 2018. Preacquisition fees for both the six months ended June 30, 2019 and 2018 represent costs associated with acquisitions that the Company does not expect to complete and therefore were expensed.

Net Income

Net income for six months ended June 30, 2019 was $4.5 million, compared to $3.3 million of net income for the same period in 2018, an increase of $1.2 million. The increase resulted primarily from an increase in rental revenue during the six months ended June 30, 2019 partially offset by the increase in expenses for that period.

Assets and Liabilities

As of June 30, 2019 and December 31, 2018, our principal assets consisted of investments in real estate, net, of $721.7 million and $616.9 million, respectively, and our liquid assets consisted primarily of cash and cash equivalents and restricted cash of $5.9 million and $4.8 million, respectively.

 The increase in our investments in real estate, net, to $721.7 million as of June 30, 2019 compared to $616.9 million as of December 31, 2018 was the result of the six acquisitions that we completed during the six months ended June 30, 2019.

The increase in our cash and cash equivalents and restricted cash balance to $5.9 million as of June 30, 2019, compared to $4.8 million as of December 31, 2018, was primarily due to the net proceeds from common stock offerings of $79.7 million, net Credit Facility borrowings of $39.2 million and cash provided by our operating activities. These cash inflows were partially offset during the period by $115.5 million of cash used for the acquisitions that we completed during the first six months of 2019 and $16.4 million of dividends paid during the first six months of 2019.

 The increase in our total liabilities to $389.1 million as of June 30, 2019, compared to $336.3 million as of December 31, 2018, was primarily the result of higher net borrowings outstanding from our Credit Facility, which increased to $315.7 million as of June 30, 2019 compared to $276.3 million as of December 31, 2018, increases in liabilities in the first six months of 2019 related to our dividends payable, derivative liability, and our recording of the right of use liability resulting from the new lease standard that we implemented on January 1, 2019. The increase in our Credit Facility borrowings in 2019 was attributable to the real estate investments that we have made during 2019.

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

As of June 30, 2019, we had $5.9 million of cash and cash equivalents and restricted cash and had borrowing capacity under our Credit Facility as described below. Our primary sources of cash include rent and reimbursements we collect from our tenants, borrowings under our Credit Facility, secured term loans and net proceeds received from equity issuances.

On March 18, 2019, we closed an underwritten public offering of our common stock and on March 25, 2019 we closed on part of the related over-allotment option granted to the underwriters. These transactions resulted in the issuance of 8.2 million shares of our common stock at a public offering price of $9.75 per share, generating net proceeds of $75.6 million.

During the six months ended June 30, 2019, we issued 0.4 million shares of our common stock at an average offering price of $9.96 per share pursuant to our ATM offering program, generating net proceeds of $4.1 million.

The Company is authorized to issue one million shares of common stock to stockholders under its Dividend Reinvestment and Stock Purchase Plan. As of June 30, 2019 we had not issued any shares under the plan.

As of December 31, 2018, the Company’s Credit Facility had an overall capacity of $350 million and consisted of a $250 million revolving Credit Facility (the “Revolver”) and a $100 million, five-year term loan (the “Term Loan”). The term of the Company’s Credit Facility expires in August 2022, subject to a one-year extension option. The facility includes an Accordion to increase the capacity to an aggregate of $500 million. On April 15, 2019, the Company exercised $75 million of the $150 million Accordion of its Credit Facility. The partial exercise of the Accordion increased the term loan component of the Credit Facility from $100 million to $175 million and the total borrowing capacity under the Credit Facility to $425 million. As of June 30, 2019, the Company had outstanding borrowings of $315.7 million under the Credit Facility, net of unamortized discount.

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

Cash Flow Information

 Net cash provided by operating activities for the six months ended June 30, 2019 was $16.7 million, compared with $14.9 million for the same period in 2018. The increase during the 2019 period was primarily due to increases in net income, depreciation expense and amortization of acquired lease intangible assets for the six months ended June 30, 2019 compared to the same period in 2018. These increases were partially offset by a decrease in accounts payable and accrued expenses as well as a reduction in the increase in security deposits and other liabilities during the six months ended June 30, 2019 compared to the same period in 2018.

Net cash used in investing activities for the six months ended June 30, 2019 was $117.5 million, compared with $125.6 million for the same period in 2018. The decrease during the 2019 period was primarily the result of less real estate investment activity in the 2019 period compared to the same period in 2018.

Net cash provided by financing activities for the six months ended June 30, 2019 was $101.8 million, compared with $109.7 million for the same period in 2018. The decrease during the 2019 period was primarily due to a reduction in net borrowings under the Credit Facility partially offset by the net proceeds we received from common stock offerings during the 2019 period. We did not have any equity offerings during the comparable 2018 period.

Common Stock Dividends

Common stock dividend activity for the six months ended June 30, 2019 is summarized in the following table:

Date Announced	Record Date	Applicable Quarter	Payment Date	Dividend Amount(1)	Dividends per Share

December 13, 2018	December 26, 2018	Q4 2018	January 10, 2019	$5,695	$0.20
March 6, 2019	March 26, 2019	Q1 2019	April 10, 2019	$7,688	$0.20
June 14, 2019	June 26, 2019	Q2 2019	July 11, 2019	$7,699	$0.20

(1)Includes distributions on granted LTIP Units and OP Units.

During the six months ended June 30, 2019 and 2018, the Company paid total dividends on its common stock, LTIP Units and OP Units in the aggregate amount of $13.5 million and $9.3 million, respectively.

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

The quarterly dividend payment dates on the Series A Preferred Stock are January 31, April 30, July 31 and October 31 of each year. During each of the six-month periods ended June 30, 2019 and 2018, the Company paid preferred dividends of $2.9 million.

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

In accordance with the National Association of Real Estate Investment Trusts’ (“NAREIT”) definition, FFO means net income or loss computed in accordance with GAAP before noncontrolling interests of holders of OP Units and LTIP Units, excluding gains (or losses) from sales of property and extraordinary items, less preferred stock dividends, plus real estate-related depreciation and amortization (excluding amortization of deferred financing costs and above-market lease amortization expense), and after adjustments for unconsolidated partnerships and joint ventures. The Company did not incur any gains or losses from the sales of property or record any adjustments for unconsolidated partnerships and joint ventures during the three and six months ended June 30, 2019 and 2018. Because FFO excludes real estate-related depreciation and amortization (other than amortization of deferred financing costs and above market lease amortization expense), the Company believes that FFO provides a performance measure that, when compared period-over-period, reflects the impact to operations from trends in occupancy rates, rental rates, operating costs, development activities and interest costs, providing perspective not immediately apparent from the closest GAAP measurement, net income or loss.

 AFFO is a non-GAAP measure used by many investors and analysts to measure a real estate company’s operating performance by removing the effect of items that do not reflect ongoing property operations. Management calculates AFFO by modifying the NAREIT computation of FFO by adjusting it for certain cash and non-cash items and certain recurring and non-recurring items. For the Company these items include recurring acquisition and disposition costs, loss on the extinguishment of debt, recurring straight line deferred rental revenue, recurring stock-based compensation expense, recurring amortization of above market leases, deferred financing costs, recurring capital expenditures, recurring lease commissions, recurring tenant improvements, and other items.

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

A reconciliation of FFO and AFFO for the three and six months ended June 30, 2019 and 2018 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(unaudited, in thousands except per share amounts)

Net income	$2,462	$1,384	$4,505	$3,285
Less: Preferred stock dividends	(1,455)	(1,455)	(2,911)	(2,911)
Depreciation and amortization expense	5,863	4,371	10,732	8,042
FFO	$6,870	$4,300	$12,326	$8,416
Amortization of above market leases, net(1)	191	181	405	294
Straight line deferred rental revenue	(1,472)	(1,382)	(2,838)	(2,554)
Stock-based compensation expense	854	1,055	1,625	1,237
Amortization of deferred financing costs and other	337	553	650	983
Preacquisition fees	56	9	56	126
AFFO	$6,836	$4,716	$12,224	$8,502

Net income attributable to common stockholders per share – basic and diluted	$0.03	$0.00	$0.05	$0.02
FFO per share	$0.18	$0.18	$0.35	$0.36
AFFO per share	$0.18	$0.20	$0.35	$0.36

Weighted Average Shares and Units Outstanding – basic and diluted	38,487	23,951	34,853	23,635

Reconciliation of Weighted Average Shares and Units Outstanding:
Weighted Average Common Shares	34,559	21,631	30,990	21,631
Weighted Average OP Units	3,143	1,736	3,144	1,492
Weighted Average LTIP Units	785	584	719	512
Weighted Average Shares and Units Outstanding – basic and diluted	38,487	23,951	34,853	23,635

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

As of June 30, 2019, we had $149.5 million of unhedged borrowings outstanding under the Revolver (before the netting of unamortized deferred financing costs) that bears interest at a variable rate. See the “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Liquidity and Capital Resources” for a detailed discussion of our Credit Facility. At June 30, 2019, LIBOR on our outstanding floating-rate borrowings was 2.41%. Assuming no increase in the amount of our variable interest rate debt, if LIBOR increased 100 basis points, our cash flow would decrease by approximately $1.5 million annually. Assuming no increase in the amount of our variable rate debt, if LIBOR were reduced 100 basis points, our cash flow would increase by approximately $1.5 million annually.

Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve our objectives, we may borrow at fixed rates or variable rates. On August 7, 2018 we hedged our interest rate risk on our Term Loan by entering into an interest rate swap with a notional amount of $100 million and a term of five years, which effectively fixed the LIBOR component of the interest rate on the Term Loan at 2.88%. On November 16, 2018, we entered into two additional interest rate swaps with an aggregate notional amount of $70 million and a term of approximately five years, which effectively fixed the LIBOR component of the interest rate on this debt at 2.93%. We may enter into additional derivative financial instruments, including interest rate swaps and caps, in order to mitigate our interest rate risk on a related financial instrument. We will not enter into derivative transactions for speculative purposes.

In addition to changes in interest rates, the value of our investments is subject to fluctuations based on changes in local and regional economic conditions and changes in the creditworthiness of tenants/operators and borrowers, which may affect our ability to refinance our debt if necessary.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act that are designed to ensure that information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to management, including the principal executive and financial officer as appropriate, to allow timely decisions regarding required disclosures. Our principal executive officer and principal financial officer evaluated the effectiveness of disclosure controls and procedures as of June 30, 2019 pursuant to Rule 13a-15(b) under the Exchange Act. Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this Report, the Company’s disclosure controls and procedures were effective to ensure that information required to be included in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

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

Item 1A. Risk Factors

During the three months ended June 30, 2019, except as provided below, there were no material changes to the risk factors that were disclosed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on March 11, 2019.

We have significant geographic concentration in a small number of states, including Texas, Ohio, Pennsylvania, Oklahoma, Arizona and Florida. Economic and other conditions that negatively affect those states and our tenants in those states could have a greater effect on our revenues than if our properties were more geographically diverse.

As of June 30, 2019, approximately 20%, 12%, 11%, 9%, 9%, and 7% of our total annualized base rent was derived from properties located in Texas, Ohio, Pennsylvania, Oklahoma, Arizona and Florida, respectively. As a result of this geographic concentration, we are particularly exposed to downturns in these states’ economies or other changes in local real estate market conditions. Any material change in the current payment programs or regulatory, economic, environmental or competitive conditions in these states could have an amplified effect on our overall business results and liquidity than if our properties were more geographically diverse.

The inability of any of our significant tenants to pay rent to us could have a disproportionate negative affect on our revenues.

Until we grow our asset base significantly, we are dependent on a relatively small number of tenants, some of which account for a significant percentage of our rental revenue. As of June 30, 2019, the annualized base rent from our top four tenants represented approximately 35% of our portfolio-wide annualized base rent, including Encompass, which comprised approximately 12% of our annualized base rent; Memorial Health, which comprised approximately 9% of our annualized base rent; Kindred Health, which comprised approximately 8% of our annualized base rent and OCOM, which compromised approximately 6% of our annualized base rent.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

(a)	Exhibits

Exhibit No.	Description

1.1	Amendment No. 1 to the Controlled Equity Offering Sales Agreement, dated June 21, 2019, by and among the Company, Global Medical REIT L.P. and Inter-American Management, LLC, on the one hand, and Cantor Fitzgerald & Co., B. Riley FBR, Inc., BMO Capital Markets Corp., D.A. Davidson & Co., H.C. Wainwright & Co., LLC, The Huntington Investment Company, Robert W. Baird & Co. Incorporated and Stifel, Nicolaus & Company, Incorporated, on the other hand (incorporated herein by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K as filed with the SEC on June 21, 2019).

3.1	Articles of Restatement of Global Medical REIT Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Report on Form 10-Q as filed with the SEC on August 8, 2018).

3.2	Second Amended and Restated Bylaws of Global Medical REIT Inc., adopted as of December 14, 2017 (incorporated herein by reference to Exhibit 3.2(i) to the Company’s Current Report on Form 8-K as filed with the SEC on December 15, 2017).

10.1	Lease Agreement, dated January 30, 2006, by and between LVRH Properties LLC, a Nevada limited liability company, and Las Vegas Rehabilitation Hospital, a Nevada limited liability company, and amendments (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on April 18, 2019).

10.2	Lease Agreement, dated December 30, 2015, by and between CHP Surprise AZ Rehab Owner, LLC, a Delaware limited liability company, and Cobalt Rehabilitation Hospital IV, LLC, a Texas limited liability company (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K as filed with the SEC on April 18, 2019).

10.3	Lease Agreement, dated October 17, 2011, by and between TST Oklahoma City, LLC and Mercy Rehabilitation Hospital, LLC, an Oklahoma limited liability company (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K as filed with the SEC on April 18, 2019).

10.4	Build to Suit Facility Lease Agreement, dated February 27, 2009, by and between Elm Road MOB, II, LLC, an Indiana limited liability company, and Saint Joseph Regional Medical Center-South Bend Campus, Inc., an Indiana not for profit corporation, and amendments (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K as filed with the SEC on April 18, 2019).

10.5	Global Medical REIT Inc. 2016 Equity Incentive Plan (as amended through May 29, 2019) (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on June 3, 2019).

31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial and Accounting Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Schema

101.CAL *	XBRL Taxonomy Calculation Linkbase

101.DEF *	XBRL Taxonomy Definition Linkbase

101.LAB *	XBRL Taxonomy Label Linkbase

101.PRE *	XBRL Taxonomy Presentation Linkbase

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBAL MEDICAL REIT INC.

Dated: August 8, 2019	By:	/s/ Jeffrey M. Busch
Jeffrey M. Busch
Chief Executive Officer (Principal Executive Officer)

Dated: August 8, 2019	By:	/s/ Robert J. Kiernan
Robert J. Kiernan
Chief Financial Officer (Principal Financial and Accounting Officer)

- 43 -