Form 10-Q
period 2019-09-30
Global Medical REIT Inc.
filed 2019-11-07
CIK 1533615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

The number of shares of the registrant’s common stock outstanding at November 1, 2019 was 36,371,564.

TABLE OF CONTENTS

PART I   FINANCIAL INFORMATION

GLOBAL MEDICAL REIT INC.

Condensed Consolidated Balance Sheets

(unaudited and in thousands, except par values)

	As of
	September 30, 2019	December 31, 2018
Assets
Investment in real estate:
Land	$86,878	$63,710
Building	637,505	518,451
Site improvements	9,100	6,880
Tenant improvements	31,465	15,357
Acquired lease intangible assets	65,498	43,152
	830,446	647,550
Less: accumulated depreciation and amortization	(48,731)	(30,625)
Investment in real estate, net	781,715	616,925
Cash and cash equivalents	2,815	3,631
Restricted cash	3,011	1,212
Tenant receivables	4,167	2,905
Due from related parties	75	-
Escrow deposits	2,865	1,752
Deferred assets	13,307	9,352
Other assets	4,363	322
Total assets	$812,318	$636,099

Liabilities and Equity
Liabilities:
Credit facility, net of unamortized discount of $3,983 and $3,922 at September 30, 2019 and December 31, 2018, respectively	$363,242	$276,353
Notes payable, net of unamortized discount of $701 and $799 at September 30, 2019 and December 31, 2018, respectively	38,651	38,654
Accounts payable and accrued expenses	5,501	3,664
Dividends payable	9,470	6,981
Security deposits and other	6,362	4,152
Due to related parties, net	1,584	1,030
Derivative liability	10,399	3,487
Other liability	2,379	-
Acquired lease intangible liability, net	3,287	2,028
Total liabilities	440,875	336,349
Commitments and Contingencies
Equity:
Preferred stock, $0.001 par value, 10,000 shares authorized; 3,105 issued and outstanding at September 30, 2019 and December 31, 2018, respectively (liquidation preference of $77,625 at September 30, 2019 and December 31, 2018, respectively)	74,959	74,959
Common stock, $0.001 par value, 500,000 shares authorized; 36,290 shares and 25,944 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	36	26
Additional paid-in capital	340,435	243,038
Accumulated deficit	(63,846)	(45,007)
Accumulated other comprehensive loss	(10,596)	(3,721)
Total Global Medical REIT Inc. stockholders' equity	340,988	269,295
Noncontrolling interest	30,455	30,455
Total equity	371,443	299,750
Total liabilities and equity	$812,318	$636,099

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL MEDICAL REIT INC.

Condensed Consolidated Statements of Operations

(unaudited and in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue
Rental revenue	$18,117	$13,995	$50,093	$38,790
Other income	78	8	182	27
Total revenue	18,195	14,003	50,275	38,817

Expenses
General and administrative	1,681	1,395	4,928	4,169
Operating expenses	1,362	941	3,826	2,726
Management fees – related party	1,621	1,104	4,539	3,280
Depreciation expense	5,006	3,614	13,481	9,965
Amortization expense	1,500	953	3,757	2,645
Interest expense	4,549	4,055	12,707	10,681
Preacquisition fees	168	168	224	294
Total expenses	15,887	12,230	43,462	33,760

Net income	$2,308	$1,773	$6,813	$5,057
Less: Preferred stock dividends	(1,455)	(1,455)	(4,366)	(4,366)
Less: Net income attributable to noncontrolling interest	(83)	(32)	(246)	(59)
Net income attributable to common stockholders	$770	$286	$2,201	$632

Net income attributable to common stockholders per share – basic and diluted	$0.02	$0.01	$0.07	$0.03

Weighted average shares outstanding – basic and diluted	35,512	21,797	32,514	21,687

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL MEDICAL REIT INC.

Condensed Consolidated Statements of Comprehensive (Loss) Income

(unaudited and in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income	$2,308	$1,773	$6,813	$5,057
Other comprehensive loss:
Decrease in fair value of interest rate swap agreement	(1,303)	(109)	(6,875)	(109)
Total other comprehensive loss	(1,303)	(109)	(6,875)	(109)
Comprehensive income (loss)	1,005	1,664	(62)	4,948
Less: Preferred stock dividends	(1,455)	(1,455)	(4,366)	(4,366)
Less: Comprehensive loss (income) attributable to noncontrolling interest	44	(21)	442	(48)
Comprehensive (loss) income attributable to common stockholders	$(406)	$188	$(3,986)	$534

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL MEDICAL REIT INC.

Condensed Consolidated Statements of Equity

(unaudited and in thousands)

For the Nine Months Ended September 30, 2019:

	Common Stock		Preferred Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Global Medical REIT Inc. Stockholders’	Non- controlling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity	Interest	Equity
Balances, December 31, 2018	25,944	$26	3,105	$74,959	$243,038	$(45,007)	$(3,721)	$269,295	$30,455	$299,750
Net income	-	-	-	-	-	6,567	-	6,567	246	6,813
Issuance of shares of common stock, net	10,284	10	-	-	96,767	-	-	96,777	-	96,777
LTIP Units and OP Units redeemed for common stock	62	-	-	-	630	-	-	630	(630)	-
Change in fair value of interest rate swap agreements	-	-	-	-	-	-	(6,875)	(6,875)	-	(6,875)
Stock-based compensation expense	-	-	-	-	-	-	-	-	2,493	2,493
Dividends to common stockholders	-	-	-	-	-	(21,040)	-	(21,040)	-	(21,040)
Dividends to preferred stockholders	-	-	-	-	-	(4,366)	-	(4,366)	-	(4,366)
Dividends to noncontrolling interest	-	-	-	-	-	-	-	-	(2,615)	(2,615)
OP Units issued to third parties	-	-	-	-	-	-	-	-	506	506
Balances, September 30, 2019	36,290	$36	3,105	$74,959	$340,435	$(63,846)	$(10,596)	$340,988	$30,455	$371,443

For the Three Months Ended September 30, 2019:

	Common Stock		Preferred Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Global Medical REIT Inc. Stockholders’	Non- controlling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity	Interest	Equity
Balances, June 30, 2019	34,653	$35	3,105	$74,959	$322,872	$(57,397)	$(9,293)	$331,176	$30,427	$361,603
Net income	-	-	-	-	-	2,225	-	2,225	83	2,308
Issuance of shares of common stock, net	1,632	1	-	-	17,509	-	-	17,510	-	17,510
LTIP Units and OP Units redeemed for common stock	5	-	-	-	54	-	-	54	(54)	-
Change in fair value of interest rate swap agreements	-	-	-	-	-	-	(1,303)	(1,303)	-	(1,303)
Stock-based compensation expense	-	-	-	-	-	-	-	-	868	868
Dividends to common stockholders	-	-	-	-	-	(7,219)	-	(7,219)	-	(7,219)
Dividends to preferred stockholders	-	-	-	-	-	(1,455)	-	(1,455)	-	(1,455)
Dividends to noncontrolling interest	-	-	-	-	-	-	-	-	(869)	(869)
Balances, September 30, 2019	36,290	$36	3,105	$74,959	$340,435	$(63,846)	$(10,596)	$340,988	$30,455	$371,443

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL MEDICAL REIT INC.

Condensed Consolidated Statements of Equity - Continued

(unaudited and in thousands)

For the Nine Months Ended September 30, 2018:

	Common Stock		Preferred Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Global Medical REIT Inc. Stockholders’	Non- controlling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity	Interest	Equity
Balances, December 31, 2017	21,631	$22	3,105	$74,959	$205,788	$(34,434)	$-	$246,335	$12,678	$259,013
Net income	-	-	-	-	-	4,998	-	4,998	59	5,057
Issuance of shares of common stock	372	-	-	-	3,452	-	-	3,452	-	3,452
Reclassification of deferred offering costs	-	-	-	-	(302)	-	-	(302)	-	(302)
Change in fair value of interest rate swap	-	-	-	-	-	-	(109)	(109)	-	(109)
Stock-based compensation expense	-	-	-	-	-	-	-	-	1,978	1,978
Dividends to common stockholders	-	-	-	-	-	(13,053)	-	(13,053)	-	(13,053)
Dividends to preferred stockholders	-	-	-	-	-	(4,366)	-	(4,366)	-	(4,366)
Dividends to noncontrolling interest	-	-	-	-	-	-	-	-	(1,493)	(1,493)
OP Units issued to third parties	-	-	-	-	-	-	-	-	4,742	4,742
LTIP Units redeemed in cash	-	-	-	-	-	-	-	-	(263)	(263)
Balances, September 30, 2018	22,003	$22	3,105	$74,959	$208,938	$(46,855)	$(109)	$236,955	$17,701	$254,656

For the Three Months Ended September 30, 2018:

	Common Stock		Preferred Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Global Medical REIT Inc. Stockholders’	Non- controlling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity	Interest	Equity
Balances, June 30, 2018	21,631	$22	3,105	$74,959	$205,798	$(42,739)	$-	$238,030	$17,483	$255,513
Net income	-	-	-	-	-	1,741	-	1,741	32	1,773
Issuance of shares of common stock	372	-	-	-	3,452	-	-	3,452	-	3,452
Reclassification of deferred offering costs	-	-	-	-	(302)	-	-	(302)	-	(302)
Change in fair value of interest rate swap	-	-	-	-	-	-	(109)	(109)	-	(109)
Stock-based compensation expense	-	-	-	-	-	-	-	-	741	741
Dividends to common stockholders	-	-	-	-	-	(4,402)	-	(4,402)	-	(4,402)
Dividends to preferred stockholders	-	-	-	-	-	(1,455)	-	(1,455)	-	(1,455)
Dividends to noncontrolling interest	-	-	-	-	-	-	-	-	(555)	(555)
Balances, September 30, 2018	22,003	$22	3,105	$74,959	$208,938	$(46,855)	$(109)	$236,955	$17,701	$254,656

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL MEDICAL REIT INC.

Condensed Consolidated Statements of Cash Flows

(unaudited and in thousands)

	Nine Months Ended September 30,
	2019	2018
Operating activities
Net income	$6,813	$5,057
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	13,481	9,965
Amortization of acquired lease intangible assets	3,757	2,645
Amortization of above market leases, net	634	484
Amortization of deferred financing costs and other	1,000	1,327
Stock-based compensation expense	2,493	1,978
Capitalized preacquisition costs charged to expense	162	132
Other	82	-
Changes in operating assets and liabilities:
Tenant receivables	(1,232)	(1,040)
Deferred assets	(3,955)	(4,597)
Other assets	(154)	(126)
Accounts payable and accrued expenses	911	1,434
Security deposits and other	2,210	1,800
Accrued management fees due to related party	479	41
Net cash provided by operating activities	26,681	19,100

Investing activities
Purchase of land, buildings, and other tangible and intangible assets and liabilities	(181,440)	(133,851)
Escrow deposits for purchase of properties	(897)	(774)
Loans to related parties	-	(49)
Capital expenditures on existing real estate investments	(337)	(2,014)
Preacquisition costs	-	257
Net cash used in investing activities	(182,674)	(136,431)

Financing activities
Net proceeds received from common equity offerings	96,799	3,209
Escrow deposits required by third party lenders	(216)	(216)
Repayment of note payable	(101)	-
Proceeds from Credit Facility	164,450	142,900
Repayment of Credit Facility	(77,500)	(10,400)
Payments of deferred financing costs	(924)	(2,750)
Redemption of LTIP Units	-	(263)
Dividends paid to common stockholders, and OP Unit and LTIP Unit holders	(21,167)	(14,075)
Dividends paid to preferred stockholders	(4,365)	(4,366)
Net cash provided by financing activities	156,976	114,039
Net increase (decrease) in cash and cash equivalents and restricted cash	983	(3,292)
Cash and cash equivalents and restricted cash—beginning of period	4,843	7,114
Cash and cash equivalents and restricted cash—end of period	$5,826	$3,822

Supplemental cash flow information:
Cash payments for interest	$11,687	$9,106

Noncash financing and investing activities:
Accrued dividends payable	$9,470	$5,995
Initial recognition of lease liability related to right of use asset	$3,143	$-
OP Units issued for property acquisition	$506	$4,742
Interest rate swap agreements fair value change recognized in other comprehensive loss	$6,875	$109
Accrued common stock offering costs	$22	$302
LTIP Units and OP Units redeemed for common stock	$630	$-
Accrued preacquisition costs for purchase of properties and tenant improvements	$901	$774
Construction-in-process completed and transferred to real estate investments	$100	$2,043

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL MEDICAL REIT INC.

Notes to the Condensed Consolidated Financial Statements

(unaudited and in thousands, except per share amounts)

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

The Company holds its facilities and conducts its operations through a Delaware limited partnership subsidiary named Global Medical REIT L.P. (the “Operating Partnership”). The Company serves as the sole general partner of the Operating Partnership through a wholly-owned subsidiary of the Company named Global Medical REIT GP LLC, a Delaware limited liability company. As of September 30, 2019, the Company was the 90.22% limited partner of the Operating Partnership, with an aggregate of 9.78% of the Operating Partnership owned by holders of long-term incentive plan units (“LTIP Units”) and third-party limited partners who contributed properties or services to the Operating Partnership in exchange for common limited partnership units (“OP Units”).

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

Investment in Real Estate

The Company determines when an acquisition meets the definition of a business or alternatively should be accounted for as an asset acquisition in accordance with ASU 2017-01 – “Business Combinations (Topic 805): Clarifying the Definition of a Business” (“ASU 2017-01”). ASU 2017-01 requires that, when substantially all of the fair value of an acquisition is concentrated in a single identifiable asset or a group of similar identifiable assets, the asset or group of similar identifiable assets does not meet the definition of a business and therefore is required to be accounted for as an asset acquisition. Transaction costs are capitalized for asset acquisitions and expensed as incurred for business combinations. ASU 2017-01 results in most, if not all, of the Company’s acquisitions being accounted for as asset acquisitions because substantially all of the fair value of the gross assets the Company acquires are concentrated in a single asset or group of similar identifiable assets. For asset acquisitions that are “owner occupied” (meaning that the seller either is the tenant or controls the tenant), the purchase price, including capitalized acquisition costs, will be allocated to land and building based on their relative fair values with no value allocated to intangible assets or liabilities. For asset acquisitions where there is a lease in place but not “owner occupied,” the Company will also allocate the purchase price to tangible assets and any intangible assets acquired or liabilities assumed based on their relative fair values.

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

Revenue Recognition

The Company’s operations primarily consist of rental revenue earned from tenants under leasing arrangements which provide for minimum rent and escalations. The leases have been accounted for as operating leases. For operating leases with contingent rental escalators, revenue is recorded based on the contractual cash rental payments due during the period. Revenue from leases with fixed annual rental escalators are recognized on a straight-line basis over the initial lease term, subject to a collectability assessment, with the difference between the contractual rental receipts and the straight-line amounts recorded as a “deferred rent receivable.” Additionally, rental revenue includes expense recoveries, which represents revenue recognized related to tenant reimbursement of real estate taxes, insurance, and certain other operating expenses. The Company recognizes these reimbursements and related expenses on a gross basis in its Condensed Consolidated Statements of Operations. Expense required to be paid directly by the tenant are not subject to reimbursement.

For all leases where rent collection has been deemed probable, the Company assesses the need for an allowance for doubtful accounts, including an allowance for operating lease straight-line rent receivables, for estimated losses resulting from tenant defaults, or the inability of tenants to make contractual rent and tenant recovery payments at each reporting date. The Company also monitors the liquidity and creditworthiness of its tenants and operators on a continuous basis. This evaluation considers industry and economic conditions, property performance, credit enhancements and other factors. For operating lease straight-line rent amounts, the Company's assessment is based on amounts estimated to be recoverable over the term of the lease. As of September 30, 2019 and December 31, 2018, based on the Company’s assessment, no allowance was recorded as one was not deemed necessary. However, because future events may adversely affect the Company’s tenants, a valuation allowance may need to be established in the future.

Cash and Cash Equivalents and Restricted Cash

The Company considers all demand deposits, cashier’s checks, money market accounts, and certificates of deposit with an original maturity of three months or less to be cash equivalents. Amounts included in restricted cash represent (1) certain security deposits received from tenants at the inception of their leases; (2) cash required to be held by a third-party lender as a reserve for debt service; and (3) funds held by the Company that were received from certain tenants that the Company collected to pay specific tenant expenses, such as real estate taxes and insurance, on the tenant’s behalf (“tenant reimbursements”). The following table provides a reconciliation of the Company’s cash and cash equivalents and restricted cash that sums to the total of those amounts at the end of the periods presented on the Company’s accompanying Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2019 and 2018:

	As of September 30,
	2019	2018
Cash and cash equivalents	$2,815	$3,005
Restricted cash	3,011	817
Total cash and cash equivalents and restricted cash	$5,826	$3,822

Escrow Deposits

The escrow deposits balance as of September 30, 2019 and December 31, 2018 was $2,865 and $1,752, respectively. Escrow deposits include funds held in escrow to be used for the acquisition of properties in the future and for the payment of taxes, insurance, and other amounts as stipulated by the Company’s Cantor Loan, as hereinafter defined.

Deferred Assets

The deferred assets balance as of September 30, 2019 and December 31, 2018 was $13,307 and $9,352, respectively. The balance as of September 30, 2019 consisted of $13,020 in deferred rent receivables resulting from the recognition of revenue from leases with fixed annual rental escalations on a straight-line basis and $287 of other deferred costs. The balance as of December 31, 2018 consisted of $8,706 in deferred rent receivables resulting from the recognition of revenue from leases with fixed annual rental escalations on a straight-line basis and $646 of other deferred costs.

Other Assets

The other assets balance was $4,363 as of September 30, 2019, which consisted of $3,094 for a right of use asset that was recorded in connection with the implementation of ASC Topic 842 on January 1, 2019 (refer to Note 8 – “Leases” for additional details), $930 in deferred preacquisition and construction in process costs, and $339 in a prepaid asset. The other assets balance was $322 as of December 31, 2018, which consisted of $139 in capitalized costs related to property acquisitions and $183 in a prepaid asset.

Security Deposits and Other

The security deposits and other liability balance as of September 30, 2019 and December 31, 2018 was $6,362 and $4,152, respectively. The balance as of September 30, 2019 consisted of security deposits of $4,942 and a tenant impound liability of $1,420 related to amounts owed for specific tenant expenses. The balance as of December 31, 2018 consisted of security deposits of $3,272 and a tenant impound liability of $880 related to amounts owed for specific tenant expenses.

Derivative Instruments - Interest Rate Swaps

As of September 30, 2019 and December 31, 2018, the Company had three interest rate swaps that were designated as cash flow hedges of interest rate risk. In accordance with the Company’s risk management strategy, the purpose of the interest rate swaps is to manage interest rate risk for a portion of the Company’s variable-rate debt. The interest rate swaps involve the Company’s receipt of variable-rate amounts from three counterparties in exchange for the Company making fixed-rate payments over the life of the agreement. The Company accounts for derivative instruments in accordance with the provisions of ASC Topic 815, “Derivatives and Hedging” and ASU No. 2017-12, “Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities.” As of September 30, 2019 and December 31, 2018, the Company’s liability balance related to these interest rate swaps was $10,399 and $3,487, respectively. Refer to Note 4 – “Credit Facility, Notes Payable and Derivative Instruments” for additional details regarding these interest rate swaps. Additionally, as discussed in Note 11 – “Subsequent Events,” on October 3, 2019, the Company executed two additional interest rate swaps with a combined notional amount of $130 million.

Other Liability

The Company adopted ASC Topic 842 on January 1, 2019, and had an other liability balance of $2,379 as of September 30, 2019, based on the provisions of that standard (refer to Note 8 – “Leases” for additional details).

Reclassification

The Company reclassified the line item “Expense Recoveries” on its Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2018, of $884 and $2,610, respectively, to present this amount as a component of “Rental Revenue,” in order to conform to the current period presentation.

Note 3 – Property Portfolio

Summary of Properties Acquired During the Nine Months Ended September 30, 2019

During the nine months ended September 30, 2019 the Company completed 13 acquisitions. For each acquisition, substantially all of the fair value was concentrated in a single identifiable asset or group of similar identifiable assets and, therefore, each acquisition represents an asset acquisition. Accordingly, transaction costs for these acquisitions were capitalized.

A rollforward of the gross investment in land, building and improvements as of September 30, 2019 resulting from these acquisitions as well as other tenant improvements and the implementation of ASC 842 is as follows:

	Land	Building	Site & Tenant Improvements	Acquired Lease Intangible Assets	Gross Investment in Real Estate
Balances as of December 31, 2018	$63,710	$518,451	$22,237	$43,152	$647,550
Facility Acquired – Date Acquired:
Zachary – 2/28/19	-	3,336	512	835	4,683
Gilbert and Chandler – 3/19/19	4,616	11,643	-	-	16,259
Las Vegas – 4/15/19	2,479	15,277	2,449	2,297	22,502
Oklahoma Northwest – 4/15/19	2,364	19,501	3,187	3,155	28,207
Mishawaka – 4/15/19	1,924	10,084	1,872	2,223	16,103
Surprise – 4/15/19	1,738	18,737	4,347	3,860	28,682
San Marcos – 7/12/19	2,322	6,934	530	2,188	11,974
Lansing – 8/1/19	1,202	7,681	852	1,633	11,368
Bannockburn – 8/5/19	731	3,419	1,214	1,325	6,689
Aurora – 8/6/19	1,521	7,446	911	2,679	12,557
Livonia – 8/14/19	980	7,629	643	1,340	10,592
Gilbert – 8/23/19	2,408	2,027	424	733	5,592
Morgantown – 9/26/19	883	5,286	879	902	7,950
ASC 842 Reclassification	-	-	-	(824)	(824)
Site and Tenant improvements(1)	-	-	508	-	508
Capitalized costs(2)	-	54	-	-	54
Total Additions:	23,168	119,054	18,328	22,346	182,896
Balances as of September 30, 2019	$86,878	$637,505	$40,565	$65,498	$830,446

(1)	Represents tenant improvements that were completed and placed in service during the nine months ended September 30, 2019 related to the Sherman facility that was acquired in June 2017 and the Bountiful facility that was acquired in October 2018. Also includes site improvements at the Watertown facility that was acquired in September 2016.
(2)	Represents capitalized costs incurred during the nine months ended September 30, 2019 at the Derby facility that was acquired in August 2018.

Depreciation expense was $5,006 and $13,481 for the three and nine months ended September 30, 2019, respectively, and $3,614 and $9,965 for the three and nine months ended September 30, 2018, respectively.

As of September 30, 2019, the Company had aggregate capital improvement commitments and obligations to improve, expand, and maintain the Company’s existing facilities of $19,137. Many of these amounts are subject to contingencies that make it difficult to predict when they will be utilized, if at all. In accordance with the terms of the Company’s leases, capital improvement obligations in the next 12 months could total up to approximately $10,867.

The following is a summary of the acquisitions completed during the nine months ended September 30, 2019. The purchase price allocations are preliminary and subject to revision within the measurement period, not to exceed one year from the date of the acquisition.

Zachary Facility

On February 28, 2019, the Company assumed the following leasehold interests in the real property located in Zachary, Louisiana for a purchase price of $4.6 million: (i) the interest, as ground lessee, in an existing ground lease of the facility, with approximately 46 years remaining in the initial term with no extension options; and (ii) the interest, as landlord, in an existing lease of the facility with LTAC Hospital of Feliciana, LLC, as tenant, with approximately 16 years remaining in the initial term, exclusive of tenant renewal options. The following table presents the details of the tangible and intangible assets acquired and liabilities assumed:

Land and site improvements	$103
Building and tenant improvements	3,745
In-place leases	305
Above-market lease intangibles	117
Leasing costs	413
Below-market lease intangibles	(34)
Total purchase price	$4,649

Gilbert and Chandler Facilities

On March 19, 2019, the Company purchased the following facilities located in Gilbert, Arizona and Chandler, Arizona for a total purchase price of $16.3 million: (i) a medical office building located in Gilbert, Arizona; (ii) a medical office building located in Gilbert, Arizona; (iii) a medical office suite located in Chandler, Arizona; and (iv) a medical office suite located in Chandler, Arizona (collective, the “Gilbert and Chandler Facilities”). Upon the closing of the acquisition, the Company assumed the seller’s interest, as lessor, in two existing leases and entered into three new leases, as lessor, at the Gilbert and Chandler Facilities. The Gilbert and Chandler Leases have a weighted average remaining lease term of 10.5 years, exclusive of tenant renewal options.

IRF Portfolio

On April 15, 2019, the Company purchased four in-patient rehabilitation facilities located in Las Vegas, Nevada; Surprise, Arizona; Oklahoma City, Oklahoma and Mishawaka, Indiana (collectively, the “IRF Portfolio”) for a total purchase price of approximately $94.6 million. Upon the closing of the acquisition, the Company assumed the sellers’ interest, as lessor, in four existing leases at the properties (collectively, the “IRF Portfolio Leases”) with (i) Encompass Health (Las Vegas, Nevada facility); (ii) a joint venture between Cobalt Rehabilitation and Tenet Healthcare (the Surprise, Arizona facility); (iii) a joint venture between Mercy Health and Kindred Healthcare (the Oklahoma City, Oklahoma facility); and (iv) St. Joseph’s Health System (the Mishawaka, Indiana facility). The IRF Portfolio leases have a weighted average remaining lease term of approximately 8.3 years, exclusive of tenant renewal options. The following table presents the details of the tangible and intangible assets acquired and liabilities assumed:

	Las Vegas	Surprise	Oklahoma Northwest	Mishawaka
Land and site improvements	$2,723	$1,966	$2,507	$1,998
Building and tenant improvements	17,482	22,856	22,545	11,882
In-place leases	1,778	1,845	1,890	1,465
Above-market lease intangibles	-	938	367	236
Leasing costs	519	1,077	898	522
Below-market lease intangibles	(863)	-	-	-
Total purchase price	$21,639	$28,682	$28,207	$16,103

San Marcos Facility

On July 12, 2019, the Company purchased a medical office building located in San Marcos, California (the “San Marcos Facility”), for a purchase price of $12.0 million. Upon closing, the Company assumed the existing lease of the San Marcos Facility with California Cancer Associates for Research and Excellence, Inc., as tenant. The lease has eight years remaining in the initial term, exclusive of tenant renewal options. The following table presents the details of the tangible and intangible assets acquired and liabilities assumed:

Land and site improvements	$2,448
Building and tenant improvements	7,338
In-place leases	698
Above-market lease intangibles	1,101
Leasing costs	389
Total purchase price	$11,974

Lansing Facilities

On August 1, 2019, the Company purchased the following real property and buildings thereon located in Lansing, Michigan for a total purchase price of $11.1 million: (i) 3390 East Jolly Road; (ii) 3955 Patient Care Drive; and (iii) 3400 East Jolly Road (“collectively, the “Lansing Facilities”). Upon closing, the Company assumed sellers’ interest, as lessor, in four existing leases and entered into two new leases at the Lansing Facilities (the “Lansing Leases”). The Lansing Leases have a weighted-average remaining term of 8.5 years, exclusive of tenant renewal options. The following table presents the details of the tangible and intangible assets acquired and liabilities assumed:

Land and site improvements	$1,387
Building and tenant improvements	8,348
In-place leases	953
Above-market lease intangibles	130
Leasing costs	550
Below-market lease intangibles	(248)
Total purchase price	$11,120

Bannockburn Facility

On August 5, 2019, the Company purchased an office building located in Bannockburn, Illinois (the “Bannockburn Facility”), for a purchase price of $6.6 million. Upon closing, the Company assumed seller’s interest, as lessor, in 14 existing leases at the Bannockburn Facility (the “Bannockburn Leases”). The Bannockburn Leases have a weighted-average remaining term of 6.3 years, exclusive of tenant renewal options. The following table presents the details of the tangible and intangible assets acquired and liabilities assumed.

Land and site improvements	$858
Building and tenant improvements	4,506
In-place leases	763
Above-market lease intangibles	240
Leasing costs	322
Below-market lease intangibles	(138)
Total purchase price	$6,551

Aurora Facility

On August 6, 2019, the Company purchased a medical office building located in Aurora, Illinois (the “Aurora Facility”), for a purchase price of $12.6 million. Upon closing, the Company assumed the existing lease of the Aurora Facility with Dreyer Clinic Inc., as tenant (the “Dreyer Lease”). The Dreyer Lease has approximately six years remaining in the initial term, exclusive of tenant renewal options. The following table presents the details of the tangible and intangible assets acquired and liabilities assumed:

Land and site improvements	$1,829
Building and tenant improvements	8,049
In-place leases	1,417
Above-market lease intangibles	861
Leasing costs	401
Total purchase price	$12,557

Livonia Facility

On August 14, 2019, the Company purchased a medical office building located in Livonia, Michigan (the “Livonia Facility”) for a purchase price of $10.4 million. Upon closing, the Company assumed 10 existing leases at the Livonia Facility (the “Livonia Leases”). The Livonia Leases have a weighted-average remaining term of 3.2 years, exclusive of tenant renewal options. The following table presents the details of the tangible and intangible assets acquired and liabilities assumed:

Land and site improvements	$1,181
Building and tenant improvements	8,071
In-place leases	1,252
Above-market lease intangibles	53
Leasing costs	35
Below-market lease intangibles	(236)
Total purchase price	$10,356

Gilbert Facility

On August 23, 2019, the Company purchased certain condominium units within two medical office buildings located in Gilbert, Arizona (the “Gilbert Facility”) for a total purchase price of $5.6 million. Upon closing, the Company leased the Gilbert Facility to Covenant Surgical Partners, Inc., a Delaware corporation (the “Covenant Lease”). The Covenant Lease has approximately ten (10) years remaining in the initial term, exclusive of tenant renewal options. The following table presents the details of the tangible and intangible assets acquired and liabilities assumed:

Land and site improvements	$2,470
Building and tenant improvements	2,389
In-place leases	121
Above-market lease intangibles	300
Leasing costs	312
Total purchase price	$5,592

Morgantown Facility

On September 26, 2019, the Company purchased a parcel of land and an office building that is being constructed thereon, located in Morgantown, West Virginia (the “Morgantown Facility”) for a total purchase price of $8.0 million. Upon closing, the Company assumed the existing lease of the Morgantown Facility with Urgent Care MSO, LLC, as tenant (the “Urgent Care Lease”). The Urgent Care Lease has approximately ten years remaining in the initial term, exclusive of tenant renewal options. The following table presents the details of the tangible and intangible assets acquired and liabilities assumed:

Land and site improvements	$1,256
Building and tenant improvements	5,792
In-place leases	457
Leasing costs	445
Total purchase price	$7,950

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

A rollforward of the gross investment in land, building and improvements as of September 30, 2018, resulting from these acquisitions is as follows:

	Land	Building	Site & Tenant Improvements	Acquired Lease Intangibles	Gross Investment in Real Estate
Balances as of January 1, 2018	$42,701	$384,338	$12,818	$31,650	$471,507
Facility Acquired – Date Acquired:
Moline / Silvis – 1/24/18	-	4,895	1,216	989	7,100
Freemont – 2/9/18	162	8,335	-	-	8,497
Gainesville – 2/23/18	625	9,885	-	-	10,510
Dallas – 3/1/18	6,272	17,012	-	-	23,284
Orlando – 3/22/18	2,543	11,720	756	1,395	16,414
Belpre – 4/19/18	3,025	50,526	3,966	7,166	64,683
McAllen – 7/3/18	1,099	4,296			5,395
Derby – 8/3/18	412	2,496	243	453	3,604
Tenant improvements(1)	-	-	2,043	-	2,043
Total Additions:	14,138	109,165	8,224	10,003	141,530
Balances as of September 30, 2018	$56,839	$493,503	$21,042	$41,653	$613,037

(1)	Represents tenant improvements that were completed and placed in service during the three months ended September 30, 2018 related to the Silvis and Sherman facilities that were acquired in January 2018 and June 2017, respectively. These amounts were recorded as construction-in-process within the “Other Assets” line item in the Company’s Consolidated Balance Sheet as of September 30, 2018, and reclassified to investment in real estate once completed.

The following is a summary of the acquisitions completed during the nine months ended September 30, 2018.

Moline / Silvis Facilities

Moline Facility - On January 24, 2018, the Company purchased a medical office building located in Moline, Illinois, which included the seller’s interest, as ground lessee, in an existing ground lease. The ground lease has approximately 10 years remaining in the initial term, with 12 consecutive five-year renewal options. Upon the closing of this acquisition, the Company assumed two subleases: one sublease with Fresenius Medical Care Quad Cities, LLC (“Fresenius”) with approximately 13 years remaining in the initial term, exclusive of tenant renewal options; and one sublease with Quad Cities Nephrology Associates, P.L.C. with approximately 15 years remaining in the initial term, exclusive of tenant renewal options.

Silvis Facility - On January 24, 2018, the Company purchased a medical office building located in Silvis, Illinois from the same seller as the Moline facility, which included the seller’s interest, as ground lessee, in an existing ground lease. The ground lease has approximately 67 years remaining in the initial term, with no renewal options. Upon the closing of this acquisition, the Company assumed one sublease with Fresenius with approximately 13 years remaining in the initial term, exclusive of tenant renewal options.

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

Fremont Facility - On February 9, 2018, the Company purchased a medical office building located in Fremont, Ohio for a purchase price of approximately $8.5 million. Upon the closing of this acquisition, the Company entered into a new 12-year lease with Northern Ohio Medical Specialists, LLC (NOMS), exclusive of tenant renewal options.

Gainesville Facility - On February 23, 2018, the Company purchased a medical office building and ambulatory surgery center located in Gainesville, Georgia for a purchase price of approximately $10.5 million. Upon the closing of this acquisition, the Company entered into a new 12-year lease with SCP Eye Care Services, LLC , exclusive of tenant renewal options.

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

Orlando Facilities - On March 22, 2018, the Company purchased five medical office buildings from five affiliated sellers for an aggregate purchase price of $16.4 million. Upon the closing of this acquisition, the Company assumed five existing leases with Orlando Health, Inc. (the “Orlando Leases”) The Orlando Leases have a weighted average remaining term of 4.5 years, exclusive of tenant renewal options. The following table presents the details of the tangible and intangible assets acquired and liabilities assumed:

Land and site improvements	$3,075
Building and tenant improvements	11,944
In-place leases	808
Above market lease intangibles	229
Leasing costs	358
Below market lease intangibles	(10)
Total purchase price	$16,404

Belpre Portfolio - On April 19, 2018, the Company purchased a portfolio of four medical office buildings and a right of first refusal to purchase a fifth, yet to be built, medical office building on the same campus, for an aggregate purchase price of $64.1 million. Upon the closing of the acquisition the Company assumed the existing leases with Marietta Memorial Hospital, a subsidiary of Memorial Health System and such leases had a weighted average remaining lease term of approximately 11.35 years, exclusive of tenant renewal options. The following table presents the details of the tangible and intangible assets acquired and liabilities assumed:

Land and site improvements	$3,997
Building and tenant improvements	53,520
In-place leases	2,660
Above market lease intangibles	2,527
Leasing costs	1,979
Below market lease intangibles	(632)
Total purchase price	$64,051

McAllen Facility - On July 3, 2018, the Company purchased a medical office building (and adjacent condominium) located in McAllen, Texas for a purchase price of $5.4 million. Upon the closing of this acquisition, the Company entered into a new 11-year lease with Valley Ear, Nose, and Throat Specialists, PA, exclusive of tenant renewal options.

Derby Facility - On August 3, 2018, the Company purchased a medical office building located in Derby, Kansas for a purchase price of $3.6 million. Upon the closing of this acquisition, the Company assumed the existing lease with Rock Surgery Center, LLC. The lease has approximately nine years remaining in its initial term, exclusive of a tenant renewal option. The following table presents the details of the tangible and intangible assets acquired and liabilities assumed:

Land and site improvements	$566
Building and tenant improvements	2,585
In-place leases	299
Above market lease intangibles
Leasing costs	154
Below market lease intangibles	(23)
Total purchase price	$3,581

Intangible Assets and Liabilities

The following is a summary of the carrying amount of intangible assets and liabilities as of the dates presented:

	As of September 30, 2019
	Cost	Accumulated Amortization	Net
Assets
In-place leases	$34,697	$(6,599)	$28,098
Above market leases	12,236	(1,991)	10,245
Leasing costs	18,565	(2,899)	15,666
	$65,498	$(11,489)	$54,009
Liabilities
Below market leases	$3,855	$(568)	$3,287

	As of December 31, 2018
	Cost	Accumulated Amortization	Net
Assets
In-place leases	$21,753	$(4,037)	$17,716
Above market ground lease	707	(28)	679
Above market leases	8,009	(1,096)	6,913
Leasing costs	12,683	(1,703)	10,980
	$43,152	$(6,864)	$36,288
Liability
Below market leases	$2,336	$(308)	$2,028

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Amortization expense related to in-place leases	$1,033	$647	$2,562	$1,797
Amortization expense related to leasing costs	$467	$307	$1,195	$848
Decrease in rental revenue related to above market leases	$343	$240	$895	$620
Increase in rental revenue related to below market leases	$114	$56	$261	$152

The following is a summary of the acquired lease intangible amortization:

As of September 30, 2019, scheduled future aggregate net amortization of the acquired lease intangible assets and liabilities for each fiscal year ended December 31 is listed below:

	Net Decrease in Revenue	Net Increase in Expenses
2019 (three months remaining)	$(246)	$1,655
2020	(986)	6,601
2021	(988)	5,987
2022	(998)	5,620
2023	(1,024)	5,004
Thereafter	(2,716)	18,897
Total	$(6,958)	$43,764

As of September 30, 2019, the weighted average amortization periods for asset lease intangibles and liability lease intangibles were 6.42 years and 6.41 years, respectively.

Note 4 – Credit Facility, Notes Payable and Derivative Instruments

Credit Facility

The Company, the Operating Partnership, as borrower, and certain of its subsidiaries (such subsidiaries, the “Subsidiary Guarantors”) are parties to a syndicated credit facility with BMO Harris Bank N.A. (“BMO”), as administrative agent (the “Credit Facility”). Amounts outstanding under the Credit Facility bear interest at a floating rate that is based on LIBOR, plus a specified margin based on the Company’s leverage. On September 30, 2019, the Company entered into an amendment to the Credit Facility that, among other things, (i) increased the borrowings under the term-loan component (the “Term Loan”) from $175 million to $300 million, representing the exercise of the remaining $75 million accordion feature and a re-allocation of $50 million from the revolver component (the “Revolver”) to the Term Loan and (ii) added a new $150 million accordion feature. Upon execution of the first amendment to the Company’s Credit Facility, the Credit Facility consisted of a $200 million capacity Revolver, a $300 million Term Loan and a $150 million accordion. The term of the Company’s Credit Facility expires in August 2022, subject to a one-year extension option. The amendment also amends the restricted payments financial covenant by deferring implementation of the 95% AFFO payout limitation contained in Section 8.24(a) of the Credit Facility from the fourth quarter of 2019 to the fourth quarter of 2020 and provides a mechanism for determining an alternative benchmark rate to LIBOR.

The Subsidiary Guarantors and the Company are guarantors of the obligations under the Credit Facility. The amount available to borrow from time to time under the Credit Facility is limited according to a quarterly borrowing base valuation of certain properties owned by the Subsidiary Guarantors.

The Operating Partnership is subject to ongoing compliance with a number of customary affirmative and negative covenants, including limitations with respect to liens, indebtedness, distributions, mergers, consolidations, investments, restricted payments and asset sales. The Operating Partnership must also maintain (i) a maximum consolidated leverage ratio as of the end of each fiscal quarter of less than (y) 0.65:1.00 for each fiscal quarter ending prior to October 1, 2019 and (z) thereafter, 0.60:1.00, (ii) a minimum fixed charge coverage ratio of 1.50:1.00, (iii) a minimum net worth of $203,795 plus 75% of all net proceeds raised through equity offerings subsequent to March 31, 2018, and (iv) a ratio of total secured recourse debt to total asset value of not greater than 0.10:1.00. The Company was in compliance with the Credit Facility covenants as of September 30, 2019.

The Company has entered into interest rate swaps to hedge its interest rate risk on the Term Loan. For additional information related to the interest rate swaps, see the “Derivative Instruments - Interest Rate Swaps” and “Subsequent Events” sections herein.

During the nine months ended September 30, 2019, the Company borrowed $164,450 under the Credit Facility and repaid $77,500, for a net amount borrowed of $86,950. During the nine months ended September 30, 2018 the Company borrowed $142,900 under the Credit Facility and repaid $10,400, for a net amount borrowed of $132,500. Interest expense incurred on the Credit Facility was $3,716 and $10,268 for the three and nine months ended September 30, 2019, respectively, and $3,211 and $7,872 for the three and nine months ended September 30, 2018, respectively. As of September 30, 2019 and December 31, 2018, the Company had the following outstanding borrowings under the Credit Facility:

	September 30, 2019	December 31, 2018
Revolver	$67,225	$180,275
Term Loan	300,000	100,000
Less: Unamortized deferred financing costs	(3,983)	(3,922)
Credit Facility, net	$363,242	$276,353

Costs incurred related to the Credit Facility, net of accumulated amortization, are netted against the Company’s “Credit Facility, net of unamortized discount” balance in the accompanying Condensed Consolidated Balance Sheets. The Company paid $924 and $2,750 during the nine months ended September 30, 2019 and 2018, respectively, related to modifications to the Credit Facility and borrowing base additions. Amortization expense incurred was $303 and $863 for the three and nine months ended September 30, 2019, respectively, and $455 and $1,373 for the three and nine months ended September 30, 2018, respectively, and is included in the “Interest Expense” line item in the accompanying Condensed Consolidated Statements of Operations.

In July 2017, the Financial Conduct Authority (the “FCA”) that regulates LIBOR announced its intention to stop compelling banks to submit rates for the calculation of LIBOR after 2021. As a result, the Federal Reserve Board and the Federal Reserve Bank of New York organized the Alternative Reference Rates Committee ("ARRC") which identified the Secured Overnight Financing Rate ("SOFR") as its preferred alternative to USD-LIBOR in derivatives and other financial contracts. The Credit Facility provides that, on or about the LIBOR cessation date (subject to an early opt-in election), LIBOR shall be replaced as a benchmark rate in the Credit Facility with a new benchmark rate to be agreed upon by the Company and BMO, with such adjustments to cause the new benchmark rate to be economically equivalent to LIBOR. The Company is not able to predict when LIBOR will cease to be available or when there will be sufficient liquidity in the SOFR markets.

The Company has interest rate swap agreements that are indexed to LIBOR and is monitoring and evaluating the related risks. These risks arise in connection with transitioning contracts to a new alternative rate, including any resulting value transfer that may occur. The value of loans, securities, or derivative instruments tied to LIBOR could also be impacted if LIBOR is limited or discontinued. For some instruments, the method of transitioning to an alternative rate may be challenging, as they may require negotiation with the respective counterparty.

If a contract is not transitioned to an alternative rate and LIBOR is discontinued, the impact on our interest rate swap agreements is likely to vary by agreement. If LIBOR is discontinued or if the methods of calculating LIBOR change from their current form, interest rates on our current or future indebtedness may be adversely affected.

While we expect LIBOR to be available in substantially its current form until the end of 2021, it is possible that LIBOR will become unavailable prior to that point. This could result, for example, if sufficient banks decline to make submissions to the LIBOR administrator. In that case, the risks associated with the transition to an alternative reference rate will be accelerated and magnified.

Notes Payable, Net of Discount

The Company’s notes payable, net, includes two loans: (1) the Cantor Loan and (2) the West Mifflin Note, described in detail below. The following table sets forth the aggregate balances of these loans as of September 30, 2019 and December 31, 2018.

	September 30, 2019	December 31, 2018
Notes payable, gross	$39,475	$39,475
Less: Unamortized debt discount	(701)	(799)
Cumulative principal repayments	(123)	(22)
Notes payable, net	$38,651	$38,654

Amortization expense incurred related to the debt discount was $32 and $98 for the three and nine months ended September 30, 2019, respectively, and $33 and $98 for the three and nine months ended September 30, 2018, respectively, and is included in the “Interest Expense” line item in the accompanying Condensed Consolidated Statements of Operations.

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

The note balance as of September 30, 2019 and December 31, 2018 was $32,097. Interest expense incurred on this note was $429 and $1,271 for the three and nine months ended September 30, 2019, respectively, and $428 and $1,271 for the three and nine months ended September 30, 2018, respectively. As of September 30, 2019, scheduled principal payments due for each fiscal year ended December 31 are listed below as follows:

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

The Company made principal payments of $101 during the nine months ended September 30, 2019. The note balance as of September 30, 2019 and December 31, 2018 was $7,255 and $7,356, respectively. Interest expense incurred on this note was $69 and $207 for the three and nine months ended September 30, 2019, respectively, and $72 and $211 for the three and nine months ended September 30, 2018, respectively. As of September 30, 2019, scheduled principal payments due for each fiscal year ended December 31 are listed below as follows:

2019 (three months remaining)	$35
2020	7,220
Total	$7,255

Derivative Instruments - Interest Rate Swaps

As of September 30, 2019, the Company had three interest rate swaps that are used to manage the interest rate risk and fix the LIBOR component of certain of its floating rate debt as follows: (i) on August 7, 2018 the Company executed an interest rate swap with BMO that was designated as a cash flow hedge on the Term Loan, with a notional amount of $100 million, a fixed interest rate of 2.88%, and a maturity date of August 8, 2023; and (ii) on November 16, 2018 the Company executed separate interest rate swaps with SunTrust Bank (“SunTrust”) and Citizens Bank of Pennsylvania (“Citizens”) that were each designated as cash flow hedges. The swap with SunTrust has a notional amount of $40 million and the swap with Citizens has a notional amount of $30 million and both have a fixed interest rate of 2.93% and a maturity date of August 7, 2024. Additionally, as discussed in Note 11 – “Subsequent Events,” on October 3, 2019, the Company executed two additional interest rate swaps with a combined notional amount of $130 million.

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

The fair value of the Company’s interest rate swaps was a liability of $10,399 and $3,487 as of September 30, 2019 and December 31, 2018, respectively. These amounts are included in the “Derivative Liability” line item on the Company’s Consolidated Balance Sheets as of September 30, 2019 and December 31, 2018.

The table below details the components of the loss presented on the accompanying Condensed Consolidated Statements of Comprehensive (Loss) Income recognized on the Company’s interest rate swaps designated as cash flow hedges for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Amount of loss recognized in other comprehensive loss	$1,603	$122	$7,559	$122
Amount of loss reclassified from accumulated other comprehensive loss into interest expense	(300)	(13)	(684)	(13)
Total change in accumulated other comprehensive loss	$1,303	$109	$6,875	$109

During the next twelve months, the Company estimates that an additional $2,193 will be reclassified as an increase to interest expense. Additionally, during the three and nine months ended September 30, 2019, the Company recorded total interest expense in its Condensed Consolidated Statements of Operations of $4,549 and $12,707.

Weighted-Average Interest Rate and Term

The weighted average interest rate and term of the Company’s debt was 4.19% and 3.85 years at September 30, 2019, compared to 4.64% and 4.24 years as of December 31, 2018.

Note 5 – Equity

Preferred Stock

The Company’s charter authorizes the issuance of 10,000 shares of preferred stock, par value $0.001 per share. As of September 30, 2019 and December 31, 2018, there were 3,105 shares of Series A Cumulative Redeemable Preferred Stock (“Series A Preferred Stock”), issued and outstanding. The Series A Preferred Stock has a liquidation preference of $25 per share.

Preferred stock dividend activity for the nine months ended September 30, 2019 is summarized in the following table:

Date Announced	Record Date	Applicable Quarter	Payment Date	Quarterly Dividend		Dividends per Share
December 13, 2018	January 15, 2019	Q4 2018	January 31, 2019	$1,455		$0.46875
March 6, 2019	April 15, 2019	Q1 2019	April 30, 2019	$1,455		$0.46875
June 14, 2019	July 15, 2019	Q2 2019	July 31, 2019	$1,455		$0.46875
September 13, 2019	October 15, 2019	Q3 2019	October 31, 2019	$1,455	(1)	$0.46875

(1) Two months of this amount, equal to $970, was accrued at September 30, 2019.

The holders of the Series A Preferred Stock are entitled to receive dividend payments only when, as and if declared by the Board (or a duly authorized committee of the Board). Dividends will accrue or be payable in cash from the original issue date, on a cumulative basis, quarterly in arrears on each dividend payment date at a fixed rate per annum equal to 7.50% of the liquidation preference of $25.00 per share (equivalent to $1.875 per share on an annual basis). Dividends on the Series A Preferred Stock will be cumulative and will accrue whether or not (i) funds are legally available for the payment of those dividends, (ii) the Company has earnings or (iii) those dividends are declared by the Board. The quarterly dividend payment dates on the Series A Preferred Stock are January 31, April 30, July 31 and October 31 of each year. During the nine month periods ended September 30, 2019 and 2018, the Company paid preferred dividends of $4,365 and $4,366, respectively. The Company may, at its option, redeem the Serial A Preferred Stock for cash in whole or in part, from time-to-time, on or after September 15, 2022 at a cash redemption price of $25.00 per share, plus any accrued and unpaid dividends up to, but not including, the date of redemption.

Common Stock

The Company has 500,000 authorized shares of common stock, $0.001 par value. As of September 30, 2019 and December 31, 2018, there were 36,290 and 25,944 outstanding shares of common stock, respectively.

On March 18, 2019, the Company closed an underwritten public offering of its common stock and on March 25, 2019 the Company closed on part of the related over-allotment option granted to the underwriters, resulting in $75,191 in net proceeds.

On August 17, 2018, the Company, its Advisor, and the Operating Partnership entered into a Sales Agreement, as amended on June 21, 2019, with a number of financial institutions, pursuant to which the Company may offer and sell, from time to time, up to $50 million of its common stock (the “ATM Program”). During the nine months ended September 30, 2019, pursuant to the ATM Program, the Company sold and issued 2,051 shares of its common stock at an average price of $10.73 per share, receiving net proceeds of $21,608.

Common stock dividend activity for the nine months ended September 30, 2019 is summarized in the following table:

Date Announced	Record Date	Applicable Quarter	Payment Date	Dividend Amount(1)	Dividends per Share
December 13, 2018	December 26, 2018	Q4 2018	January 10, 2019	$5,695	$0.20
March 6, 2019	March 26, 2019	Q1 2019	April 10, 2019	$7,688	$0.20
June 14, 2019	June 26, 2019	Q2 2019	July 11, 2019	$7,699	$0.20
September 13, 2019	September 25, 2019	Q3 2019	October 10, 2019	$8,004	$0.20

(1) Includes distributions on LTIP Units and OP Units.

During the nine months ended September 30, 2019 and 2018, the Company paid total dividends on its common stock, LTIP Units and OP Units in the aggregate amount of $21,167 and $14,075, respectively.

As of September 30, 2019 and December 31, 2018, the Company had an accrued dividend balance of $496 and $316 for dividends payable on the aggregate annual and long-term LTIP Units that are subject to retroactive receipt of dividends on the amount of LTIP Units ultimately earned. During the nine months ended September 30, 2019, $265 of dividends were accrued and $85 of dividends were paid related to these units. During the nine months ended September 30, 2018, $180 of dividends were accrued and $46 of dividends were paid.

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

OP Units

OP Units are limited partnership interests in the Company’s Operating Partnership. OP Units are redeemable by the holder for cash or, at the Company’s option, an equivalent number of shares of the Company’s common stock. During the nine months ended September 30, 2019, the Company issued an aggregate of 49 OP Units with a value of $506 in connection with a facility acquisition. Additionally, during the nine months ended September 30, 2019, two OP Unit holders redeemed an aggregate of 51 OP Units that were issued during 2017 in connection with a facility acquisition. The Company redeemed such OP Units for shares of its common stock with a value of $519. During the year ended December 31, 2018, the Company issued an aggregate of 1,899 OP Units with a value of $16,363 in connection with three facility acquisitions. As of September 30, 2019 and December 31, 2018, there were 3,143 and 3,145 OP Units issued and outstanding, respectively, with an aggregate value of $27,881 and $27,894, respectively. The OP Unit value is based on the Company’s closing share price on the date of the respective transaction and is included as a component of noncontrolling interest equity in the Company’s Condensed Consolidated Balance Sheets as of September 30, 2019 and December 31, 2018.

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

Management Fees and Accrued Management Fees

The Company’s management fee to the Advisor is calculated in accordance with the terms of the Management Agreement, which requires an annual base management fee equal to 1.5% of our stockholders’ equity (as defined in the Management Agreement). For the three and nine months ended September 30, 2019, management fees of $1,621 and $4,539, respectively, were incurred and expensed by the Company. For the three and nine months ended September 30, 2018, management fees of $1,104 and $3,280, respectively, were incurred and expensed by the Company. Accrued management fees due to the Advisor were $1,622 and $1,143 as of September 30, 2019 and December 31, 2018, respectively. No incentive management fee was incurred by the Company during the three and nine months ended September 30, 2019 or 2018.

Allocated General and Administrative Expenses

Effective May 8, 2017, the Company and the Advisor entered into an agreement pursuant to which, for a period of one year commencing on May 8, 2017, the Company agreed to reimburse the Advisor for $125 of the annual salary of the General Counsel and Secretary of the Company for so long as he continues to be primarily dedicated to the Company in his capacity as its General Counsel and Secretary. This agreement expired in May 2018 and was not renewed. In the future, the Company may receive additional allocations of general and administrative expenses from the Advisor that are either clearly applicable to or were reasonably allocated to the operations of the Company. There were no allocated general and administrative expenses from the Advisor for the three and nine months ended September 30, 2019. Other than via the terms of the reimbursement agreement noted above, there were no allocated general and administrative expenses from the Advisor for the three and nine months ended September 30, 2018.

Related Party Balances

A rollforward of the due from related parties and due to related party balance, net, as of September 30, 2019 is as follows:

	Due From Related Parties	Due to Related Party, Net
	Funds for Various Purposes	Mgmt. Fees due to Advisor	Other Funds due from Advisor	Due to Related Party, net
Balance as of January 1, 2019	$61	$(1,143)	52	$(1,091)
Management fee expense incurred	-	(4,539)	-	(4,539)
Management fees paid to Advisor	-	4,060	-	4,060
Loans to Advisor	-	-	(14)	(14)
Loans to other related parties	14	-	-	-
Balance as of September 30, 2019	$75	$(1,622)	38	$(1,584)

Note 7 – Stock-Based Compensation

2016 Equity Incentive Plan

The 2016 Equity Incentive Plan, as amended (the “Plan”) is intended to assist the Company and its affiliates in recruiting and retaining employees of the Manager, members of the Board, executive officers of the Company, and individuals who provide services to those entities or affiliates of those entities.

The Plan is intended to permit the grant of both qualifying and non-qualified options and the grant of stock appreciation rights, restricted stock, unrestricted stock, awards of restricted stock units, performance awards and other equity-based awards (including LTIP Units) for up to an aggregate of 2,232 shares of common stock, subject to increase under certain provisions of the Plan. On May 29, 2019, the Company’s stockholders approved an amendment to the Plan to increase the number of authorized shares available for issuance under the Plan by 1,000 shares from 1,232 to 2,232. Based on the grants outstanding as of September 30, 2019, there are 1,020 units that remain available to be granted under the Plan. Units subject to awards under the Plan that are forfeited, cancelled, lapsed, settled in cash or otherwise expired (excluding shares withheld to satisfy exercise prices or tax withholding obligations) are available for grant.

Time-Based Grants

The time-based vesting LTIP unit activity under the Plan during the nine months ended September 30, 2019 was as follows:

LTIP Units outstanding as of December 31, 2018	588
LTIP Units earned and granted via the 2018 performance program – Annual Awards (1)	108
LTIP Units granted on a discretionary basis related to the Annual Awards (2)	28
LTIP Units granted as 2019 long-term time based awards (3)	54
LTIP Units granted to independent directors of the Board (4)	22
LTIP Units – other grant and forfeitures, net (5)	(9)
LTIP Units outstanding as of September 30, 2019	791

(1)	The 108 LTIP Units represents earned and granted units from the previously disclosed 2018 annual awards (the “Annual Awards”). On March 5, 2019 the Compensation Committee of the Board (the “Compensation Committee”) determined the extent to which the Company achieved the performance goals related to the 2018 Annual Awards and determined the number of LTIP Units that each grantee was entitled to receive. These grants vested 50% on March 5, 2019, the determination date, and 50% vest on March 5, 2020.
(2)	The 28 LTIP Units represents a discretionary grant by the Board. These grants vested 50% on March 5, 2019, the grant date, and 50% vest on March 5, 2020.
(3)	The 54 LTIP Units represent grants approved by the Board on March 5, 2019 pursuant to the Company’ 2019 Long-Term Incentive Plan. These grants are valued based on the Company’s share price at the date of grant of $10.07 and vest in equal one-third increments on each of March 5, 2020, March 5, 2021, and March 5, 2022.
(4)	The 22 LTIP Units represent a grant to the independent directors of the Board made on May 29, 2019, which vest on May 29, 2020.
(5)	The decrease of nine LTIP Units net represents 11 LTIP Units redeemed for the Company’s common stock with a value of $110 and one LTIP Unit that was forfeited, partially offset by three LTIP Units that were granted on March 15, 2019 related to a new hire. These three LTIP Units vest in equal one-third increments on each of March 15, 2020, March 15, 2021, and March 5, 2022.

A detail of the vested and unvested LTIP units outstanding as of September 30, 2019 is as follows:

Total vested units	483
Unvested units:
Granted to employees of the Advisor	286
Granted to the Company’s independent directors	22
Total unvested units	308
LTIP Units outstanding as of September 30, 2019	791

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

A detail of the Annual Awards and Long-Term Awards under the 2017, 2018, and 2019 programs as of September 30, 2019 is as follows:

	2017 Program	2018 Program		2019 Program
	Long-Term	Annual	Long-Term	Annual	Long-Term	Total

Net annual and long-term LTIP awards as of December 31, 2018 (at target)	96	161	110	-	-	367
LTIP Unit target grants via the 2019 Performance Program – Annual Awards and Long-Term Awards (1)	-	-	-	133	82	215
LTIP Units earned and granted via the 2018 Performance Program – Annual Awards (2)	-	(108)	-	-	-	(108)
LTIP Units granted on a discretionary basis via the 2018 Performance Program – Annual Awards (2)	-	(28)	-	-	-	(28)
LTIP Units not earned under the 2018 Performance Program – Annual Awards (3)	-	(25)	-	-	-	(25)
Net annual and long-term LTIP awards as of September 30, 2019 (at target)	96	-	110	133	82	421

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

The Compensation Committee and Board established performance goals for fiscal year 2019, as set forth in Exhibit A to the 2019 LTIP Annual Award Agreements (the “Performance Goals”) that will be used to determine the number of LTIP Units earned by each grantee. As of September 30, 2019, management estimated that the Performance Goals would be met at a 100% level, and accordingly, applied 100% to the net target 2019 program Annual Awards to estimate the 2019 program Annual Awards expected to be earned at the end of the performance period. Cumulative stock-based compensation expense during the nine months ended September 30, 2019 reflects management’s estimate that 100% of these awards will be earned. As soon as reasonably practicable following the last day of the 2019 fiscal year, the Compensation Committee and Board will determine the extent to which the Company has achieved each of the Performance Goals (expressed as a percentage) and, based on such determination, will calculate the number of LTIP Units that each grantee is entitled to receive. Each grantee may earn up to 150% of the number of his/her target LTIP Units. Any 2019 Annual Award LTIP Units that are not earned will be forfeited and cancelled.

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

The Company incurred stock compensation expense of $868 and $2,493, for the three and nine months ended September 30, 2019, respectively, and $741 and $1,978, for the three and nine months ended September 30, 2018, respectively, related to the grants awarded under the Plan. Compensation expense is included within “General and Administrative” expense in the Company’s Condensed Consolidated Statements of Operations.

As of September 30, 2019, total unamortized compensation expense related to these awards of approximately $3.5 million is expected to be recognized over a weighted average remaining period of 1.5 years.

Note 8 – Leases

On January 1, 2019, the Company adopted ASC Topic 842, which supersedes Accounting Standards Codification Topic 840 “Leases” (“ASC Topic 840”). Information in this note with respect to the Company’s leases and lease-related costs as both lessee and lessor and lease-related receivables as lessor is presented under ASC Topic 842 as of and for the three and nine months ended September 30, 2019 and under ASC Topic 840 as of and for the year ended December 31, 2018.

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

Information as Lessor Under ASC Topic 842 (As of and for the three and nine months ended September 30, 2019)

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

The Company recognized $18,117 and $50,093 of rental and other revenues related to operating lease payments for the three and nine months ended September 30, 2019, respectively. Of these amounts $1,202 and $3,597 was for variable lease payments related to expense recoveries for the three and nine months ended September 30, 2019, respectively. The aggregate annual minimum cash to be received by the Company on the noncancelable operating leases related to its portfolio as of September 30, 2019 is as follows for the subsequent years ended December 31:

2019 (three months remaining)	$16,507
2020	66,310
2021	64,947
2022	63,461
2023	62,040
Thereafter	391,576
Total	$664,841

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

Information as Lessee Under ASC Topic 842 (As of and for the three and nine months ended September 30, 2019)

The Company has four facilities subject to operating ground leases with a weighted average remaining term of 24 years. Rental payments on these leases are adjusted periodically based on either the CPI or on a pre-determined schedule. The monthly payments on a pre-determined schedule are recognized on a straight-line basis over the terms of the respective leases. Changes in the CPI are not estimated as part of our measurement of straight-line rental expense. Upon initial adoption of ASC Topic 842, the Company recognized a lease liability of $2.2 million (included in “Other Liabilities”) and a related right of use asset of $2.2 million (included in “Other Assets”) on our Condensed Consolidated Balance Sheets equal to the present value of the minimum lease payments required under each ground lease. During the nine months ended September 30, 2019, the Company recorded an additional $0.1 million right of use asset and recognized an additional lease liability of $0.1 million. The Company used a weighted average discount rate of approximately 4.4%, which was derived from our assessment of the credit quality of the Company and adjusted to reflect secured borrowing, estimated yield curves and long-term spread adjustments over appropriate tenors. Some of our ground leases contain extension options and, where we determined it was reasonably certain that an extension would occur, they were included in our calculation of the right of use asset and liability. We recognized approximately $35 and $66 of ground lease expense, which was paid in cash, during the three and nine months ended September 30, 2019, respectively.

The following table sets forth the undiscounted cash flows of our scheduled obligations for future minimum payments on operating ground leases at September 30, 2019 and a reconciliation of those cash flows to the operating lease liability at September 30, 2019:

2019 (three months remaining)	$28
2020	116
2021	116
2022	116
2023	120
Thereafter	4,476
Total	4,972
Discount	(2,593)
Lease liability	$2,379

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

The aggregate minimum cash payments to be made by the Company on these land leases as of December 31, 2018, were as follows:

2019	$109
2020	109
2021	109
2022	109
2023	113
Thereafter	2,121
Total	$2,670

Note 9 – Rent Concentration

The Company’s facilities with a concentration of rental revenue of 5% or greater is as follows for the periods below:

	Three Months Ended September 30,		Nine Months Ended September 30,
Facility	2019	2018	2019	2018
Encompass (four facilities and four locations)	10%	11%	10%	12%
Belpre	8	11	8	7
OCOM	7	9	6	10
Sherman	5	6	5	6
Austin	5	6	5	7
Aggregate of all other facilities	65	57	66	58
Total	100%	100%	100%	100%

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

Note 11 – Subsequent Events

Subsequent events have been evaluated through November 7, 2019, the date the financial statements were issued.

Interest Rate Swaps

On October 3, 2019, the Company hedged its interest rate risk on the Term Loan by entering into two interest rate swaps with an aggregate notional amount of $130 million and a term of approximately five years, which effectively fixed the LIBOR component of the interest rate on a corresponding amount of the Term Loan at 1.21%.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our financial statements included herein, including the notes to those financial statements, included elsewhere in this Quarterly Report on Form 10-Q (this “Report”). Some of the comments we make in this section are forward-looking statements within the meaning of the federal securities laws. For a complete discussion of forward-looking statements, see the section below entitled “Special Note Regarding Forward-Looking Statements.” Certain risk factors may cause actual results, performance or achievements to differ materially from those expressed or implied by the following discussion. For a discussion of such risk factors, see Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2018, that was filed with the U.S. Securities and Exchange Commission (the “SEC” or the “Commission”) on March 11, 2019. Unless otherwise indicated all dollar and share amounts in the following discussion are presented in thousands.

Special Note Regarding Forward-Looking Statements

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

We elected to be taxed as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2016. We conduct our business through an umbrella partnership real estate investment trust, or UPREIT, structure in which our properties are owned by wholly-owned subsidiaries of our operating partnership, Global Medical REIT L.P. (the “Operating Partnership”). Our wholly-owned subsidiary, Global Medical REIT GP, LLC, is the sole general partner of our Operating Partnership and, as of September 30, 2019, we owned 90.22% of the outstanding common operating partnership units (“OP Units”) of our Operating Partnership.

Executive Summary

The following table summarizes certain financial information during the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands, except per share and unit amounts)
Rental revenue	$18,117	$13,995	$50,093	$38,790
Interest expense	$4,549	$4,055	$12,707	$10,681
General and administrative expense	$1,681	$1,395	$4,928	$4,169
Preferred stock dividends	$1,455	$1,455	$4,366	$4,366

Net income attributable to common stockholders per share	$0.02	$0.01	$0.07	$0.03
FFO per share and unit(1)	$0.19	$0.20	$0.54	$0.56
AFFO per share and unit(1)	$0.19	$0.20	$0.54	$0.56
Dividends per common share	$0.20	$0.20	$0.60	$0.60

Weighted average common shares	35,512	21,797	32,514	21,687
Weighted average OP Units	3,143	1,857	3,144	1,615
Weighted average LTIP Units	794	588	737	512
Total weighted average shares and units outstanding	39,449	24,242	36,395	23,814

(1)	See “—Non-GAAP Financial Measures,” for a description of our non-GAAP financial measures and a reconciliation of our non-GAAP financial measures.

	As of
	September 30, 2019	December 31, 2018
	(dollars in thousands)
Total investment in real estate, gross	$830,446	$647,550
Total debt, net of unamortized discount	$401,893	$315,007
Weighted average interest rate	4.19%	4.64%
Total equity (including noncontrolling interest)	$371,443	$299,750
Net leasable square feet	2,595,631	2,078,915

Our Properties

During the nine months ended September 30, 2019, we made 13 acquisitions encompassing an aggregate of 516,716 leasable square feet for an aggregate contractual purchase price of $180.7 million with annualized base rent of $13.5 million. As of September 30, 2019, our portfolio consisted of gross investment in real estate of $830.4 million, which was comprised of 63 facilities with an aggregate of approximately 2.6 million leasable square feet and approximately $64.6 million of annualized base rent.

Capital Raising Activity

During the nine months ended September 30, 2019, we raised $102.8 million of equity through a combination of common stock and OP Unit issuances at an average offering price of $9.95 per share. Our equity issuances during the nine months ended September 30, 2019 included the following:

•	an underwritten public offering of our common stock in March 2019, which resulted in the issuance of 8.2 million shares of our common stock at a public offering price of $9.75 per share, generating gross proceeds of $80.3 million;
•	at-the-market (“ATM”) offering issuances of 2.1 million shares of our common stock at an average offering price of $10.73 per share, generating gross proceeds of $22.0 million, of which 1.6 million shares were issued at an average offering price of $10.94, generating gross proceeds of $17.9 million during the three months ended September 30, 2019; and
•	an OP Unit issuance of 49 thousand units with a value of $506 in connection with a facility acquisition. The per unit valuation of this OP Unit issuance was $10.30.

Recent Developments

Since September 30, 2019, we have closed and placed under contract the following properties:

Closed Acquisitions

Property	City, State	Leasable Square Feet	Purchase Price(1) (in thousands)	Annualized Base Rent(2) (in thousands)	Capitalization Rate(3)
Steward Surgical Hospital	Beaumont, TX	84,675	$33,600	$2,574	7.7%
St. Davis Emergency Center	Bastrop, TX	28,500	11,828	917	7.8%
Eye Center of NoFL	Panama City, FL	34,624	12,900	907	7.0%
Total/Weighted Average		147,799	$58,328	$4,398	7.5%

(1) Represents contractual purchase price.

(2) Month of acquisition base rent, multiplied by 12.

(3) Capitalization rates are calculated based on current lease terms and do not give effect to future rent escalations.

Properties Under Contract

We have three properties under contract for an aggregate purchase price of approximately $26 million. We are currently in the due diligence period for our properties under contract. If we identify problems with one or more of these properties or the operator of the property during our due diligence review, we may not close the transaction on a timely basis or we may terminate the purchase agreement and not close the transaction.

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

Consolidated Results of Operations

The major factor that resulted in variances in our results of operations for each revenue and expense category for the three and nine months ended September 30, 2019 compared to the same periods in 2018 was the increase in the size of our property portfolio. Our total investments in real estate, net of accumulated depreciation and amortization, was $781.7 million and $586.2 million as of September 30, 2019 and 2018, respectively.

Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018

	Three Months Ended September 30,
	2019	2018	$ Change
	(in thousands)
Revenue
Rental revenue	$18,117	$13,995	$4,122
Other income	78	8	70
Total revenue	18,195	14,003	4,192

Expenses
General and administrative	1,681	1,395	286
Operating expenses	1,362	941	421
Management fees – related party	1,621	1,104	517
Depreciation expense	5,006	3,614	1,392
Amortization expense	1,500	953	547
Interest expense	4,549	4,055	494
Preacquisition fees	168	168	-
Total expenses	15,887	12,230	3,657
Net income	$2,308	$1,773	$535

Revenue

Total Revenue

Total revenue for the three months ended September 30, 2019 was $18.2 million, compared to $14.0 million for the same period in 2018, an increase of $4.2 million. The increase was primarily the result of rental revenue earned from the facilities that we acquired subsequent to September 30, 2018, as well as from the recognition of a full three months of rental revenue in 2019 from acquisitions that were completed during the three months ended September 30, 2018. Additionally, included in rental revenue is $1.2 million in revenue that was recognized from expense recoveries during the three months ended September 30, 2019, compared to $0.9 million for the same period in 2018.

Expenses

General and Administrative

General and administrative expenses for the three months ended September 30, 2019 were $1.7 million, compared to $1.4 million for the same period in 2018, an increase of $0.3 million. The increase was primarily related to an increase in non-cash LTIP compensation expense, which was $0.9 million for the three months ended September 30, 2019, compared to $0.7 million for the same period in 2018.

Operating Expenses

Operating expenses for the three months ended September 30, 2019 were $1.4 million, compared to $0.9 million for the same period in 2018, an increase of $0.5 million. The increase resulted from $1.2 million of reimbursable property operating expenses incurred during the three months ended September 30, 2019, compared to $0.9 million for the same period in 2018.

Management Fees – related party

Management fee expense for the three months ended September 30, 2019 was $1.6 million, compared to $1.1 million for the same period in 2018, an increase of $0.5 million. This fee is calculated based on our stockholders’ equity balance and the increase in 2019 is the result of our larger stockholders’ equity balance during the three months ended September 30, 2019 compared to the prior year, reflecting the impact of our common stock and OP Unit issuances that were completed since September 30, 2018.

Depreciation Expense

Depreciation expense for the three months ended September 30, 2019 was $5.0 million, compared to $3.6 million for the same period in 2018, an increase of $1.4 million. The increase resulted primarily from depreciation expense incurred on the facilities that we acquired subsequent to September 30, 2018, as well as from the recognition of a full three months of depreciation expense in 2019 from acquisitions that were completed during the three months ended September 30, 2018.

Amortization Expense

Amortization expense for the three months ended September 30, 2019 was $1.5 million, compared to $1.0 million for the same period in 2018, an increase of $0.5 million. The increase resulted primarily from amortization expense incurred on intangible assets acquired subsequent to September 30, 2018, as well as from the recognition of a full three months of amortization expense in 2019 from intangible assets recorded during the three months ended September 30, 2018.

Interest Expense

Interest expense for the three months ended September 30, 2019 was $4.5 million, compared to $4.1 million for the same period in 2018, an increase of $0.4 million. This increase was primarily due to both higher average borrowings during the three months ended September 30, 2019, compared to the same period last year, the proceeds of which were used to finance our property acquisitions during that time period, as well as from higher interest rates compared to the same period in 2018.

The weighted average interest rate of our debt for the three months ended September 30, 2019 was 4.21%. Additionally, the weighted average interest rate and term of our debt was 4.19% and 3.85 years at September 30, 2019.

Preacquisition Fees

There were $0.2 million of preacquisition fees incurred for the three months ended September 30, 2019 and September 30, 2018. Preacquisition fees for both the three months ended September 30, 2019 and 2018 represent costs associated with acquisitions that the Company did not, or does not expect to, complete and therefore were expensed.

Net Income

Net income for three months ended September 30, 2019 was $2.3 million, compared to $1.8 million of net income for the same period in 2018, an increase of $0.5 million. The increase resulted primarily from an increase in rental revenue during the three months ended September 30, 2019, partially offset by the increase in expenses for that period.

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018

	Nine Months Ended September 30,
	2019	2018	$ Change
	(in thousands)
Revenue
Rental revenue	$50,093	$38,790	$11,303
Other income	182	27	155
Total revenue	50,275	38,817	11,458

Expenses
General and administrative	4,928	4,169	759
Operating expenses	3,826	2,726	1,100
Management fees – related party	4,539	3,280	1,259
Depreciation expense	13,481	9,965	3,516
Amortization expense	3,757	2,645	1,112
Interest expense	12,707	10,681	2,026
Preacquisition fees	224	294	(70)
Total expenses	43,462	33,760	9,702
Net income	$6,813	$5,057	$1,756

Revenue

Total Revenue

Total revenue for the nine months ended September 30, 2019 was $50.3 million, compared to $38.8 million for the same period in 2018, an increase of $11.5 million. The increase is primarily the result of rental revenue earned from the facilities we acquired subsequent to September 30, 2018, as well as from the recognition of a full nine months of rental revenue in 2019 from acquisitions that were completed during the nine months ended September 30, 2018. Additionally, $3.6 million in revenue was recognized from expense recoveries during the nine months ended September 30, 2019, compared to $2.6 million for the same period in 2018.

Expenses

 General and Administrative

General and administrative expenses for the nine months ended September 30, 2019 were $4.9 million, compared to $4.2 million for the same period in 2018, an increase of $0.7 million. The increase was primarily related to an increase in non-cash LTIP compensation expense which was $2.5 million for the nine months ended September 30, 2019, compared to $2.0 million for the same period in 2018.

Operating Expenses

Operating expenses for the nine months ended September 30, 2019 were $3.8 million, compared to $2.7 million for the same period in 2018, an increase of $1.1 million. The increase results from $3.6 million of reimbursable property operating expenses incurred during the nine months ended September 30, 2019, compared to $2.6 million for the same period in 2018.

Management Fees – related party

Management fee expense for the nine months ended September 30, 2019 was $4.5 million, compared to $3.3 million for the same period in 2018, an increase of $1.2 million. This fee is calculated based on our stockholders’ equity balance and the increase in 2019 is the result of our larger stockholders’ equity balance during the nine months ended September 30, 2019 compared to the prior year, reflecting the impact of our common stock and OP Unit issuances that were completed subsequent to September 30, 2018.

Depreciation Expense

Depreciation expense for the nine months ended September 30, 2019 was $13.5 million, compared to $10.0 million for the same period in 2018, an increase of $3.5 million. The increase results primarily from depreciation expense incurred on the facilities we acquired subsequent to September 30, 2018, as well as from the recognition of a full nine months of depreciation expense in 2019 from acquisitions that were completed during the nine months ended September 30, 2018.

Amortization Expense

Amortization expense for the nine months ended September 30, 2019 was $3.8 million, compared to $2.6 million for the same period in 2018, an increase of $1.2 million. The increase results primarily from amortization expense incurred on intangible assets recorded subsequent to September 30, 2018, as well as from the recognition of a full nine months of amortization expense in 2019 from intangible assets recorded during the nine months ended September30, 2018.

Interest Expense

Interest expense for the nine months ended September 30, 2019 was $12.7 million, compared to $10.7 million for the same period in 2018, an increase of $2.0 million. This increase is primarily due to both higher average borrowings during the 2019 period compared to the same period last year, the proceeds of which were used to finance our property acquisitions during that time period, as well as higher interest rates compared to the same period in 2018.

The weighted average interest rate of our debt for the nine months ended September 30, 2019 was 4.40%. Additionally, the weighted average interest rate and term of our debt was 4.19% and 3.85 years at September 30, 2019.

Preacquisition Fees

There were $0.2 million of preacquisition fees incurred for the nine months ended September 30, 2019, compared to $0.3 million for the same period in 2018. Preacquisition fees for both the nine months ended September 30, 2019 and 2018 represent costs associated with acquisitions that the Company did not, or does not expect to, complete and therefore were expensed.

Net Income

Net income for nine months ended September 30, 2019 was $6.8 million, compared to $5.1 million of net income for the same period in 2018, an increase of $1.7 million. The increase resulted primarily from an increase in rental revenue during the nine months ended September 30, 2019 partially offset by the increase in expenses for that period.

Assets and Liabilities

As of September 30, 2019 and December 31, 2018, our principal assets consisted of investments in real estate, net, of $781.7 million and $616.9 million, respectively, and our liquid assets consisted primarily of cash and cash equivalents and restricted cash of $5.8 million and $4.8 million, respectively.

 The increase in our investments in real estate, net, to $781.7 million as of September 30, 2019 compared to $616.9 million as of December 31, 2018 was the result of the 13 acquisitions that we completed during the nine months ended September 30, 2019.

The increase in our cash and cash equivalents and restricted cash balance to $5.8 million as of September 30, 2019, compared to $4.8 million as of December 31, 2018, was primarily due to the net proceeds from common stock offerings of $96.8 million, net Credit Facility borrowings of $87.0 million and cash provided by our operating activities of $26.7 million. These cash inflows were partially offset during the period by $181.4 million of cash used for the acquisitions that we completed during the nine months ended September 30, 2019 and $25.5 million of dividends paid during the nine months ended September 30, 2019.

 The increase in our total liabilities to $440.9 million as of September 30, 2019, compared to $336.3 million as of December 31, 2018, was primarily the result of higher net borrowings outstanding from our Credit Facility, which increased to $363.2 million as of September 30, 2019 compared to $276.3 million as of December 31, 2018, as well as increases in liabilities during the first nine months of 2019 related to our dividends payable, derivative liability, and our recording of the right of use liability resulting from the new lease standard that we implemented on January 1, 2019. The increase in our Credit Facility borrowings in 2019 was attributable to the real estate investments that we have made during 2019.

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

As of September 30, 2019, we had $5.8 million of cash and cash equivalents and restricted cash and had borrowing capacity under our Credit Facility as described below. Our primary sources of cash include rent and reimbursements we collect from our tenants, borrowings under our Credit Facility, secured term loans and net proceeds received from equity issuances.

On March 18, 2019, we closed an underwritten public offering of our common stock and on March 25, 2019 we closed on part of the related over-allotment option granted to the underwriters. These transactions resulted in the issuance of 8.2 million shares of our common stock at a public offering price of $9.75 per share, generating net proceeds of $75.2 million.

During the nine months ended September 30, 2019, we issued 2.1 million shares of our common stock at an average offering price of $10.73 per share pursuant to our ATM offering program, generating net proceeds of $21.6 million.

The Company is authorized to issue one million shares of common stock to stockholders under its Dividend Reinvestment and Stock Purchase Plan. As of September 30, 2019 we had not issued any shares under the plan.

On September 30, 2019, the Company entered into an amendment to its Credit Facility that, among other things, (i) increased the borrowings under the term-loan component (the “Term Loan”) from $175 million to $300 million, representing the exercise of the remaining $75 million accordion feature and a re-allocation of $50 million from the revolver component (the “Revolver”) to the Term Loan and (ii) added a new $150 million accordion feature. Upon execution of the first amendment to the Company’s Credit Facility, the Credit Facility consisted of a $200 million capacity Revolver, a $300 million Term Loan and a $150 million accordion. The term of the Company’s Credit Facility expires in August 2022, subject to a one-year extension option. As of September 30, 2019, the Company had outstanding borrowings of $363.2 million under the Credit Facility, net.

On October 3, 2019, the Company hedged its interest rate risk on the Term Loan by entering into two interest rate swaps with an aggregate notional amount of $130 million and a term of approximately five years, which effectively fixed the LIBOR component of the interest rate on a corresponding amount of the Term Loan at 1.21%. As of October 3, 2019, in total the Company had entered into five interest rate swaps with three counterparties to hedge the LIBOR component of its interest rate risk related to the Term Loan. Together, these swaps fix the LIBOR component of the entire $300 million Term Loan on a weighted average basis at 2.17%. An aggregate of $200 million of the swaps mature in August 2024 and a $100 million swap matures in August 2023.

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

Cash Flow Information

Net cash provided by operating activities for the nine months ended September 30, 2019 was $26.7 million, compared with $19.1 million for the same period in 2018. The increase during the 2019 period was primarily due to increases in net income, depreciation expense and amortization of acquired lease intangible assets for the nine months ended September 30, 2019 compared to the same period in 2018.

Net cash used in investing activities for the nine months ended September 30, 2019 was $182.7 million, compared with $136.4 million for the same period in 2018. The increase during the 2019 period was primarily the result of more acquisitions in the 2019 period compared to the same period in 2018.

Net cash provided by financing activities for the nine months ended September 30, 2019 was $157.0 million, compared with $114.0 million for the same period in 2018. The increase during the 2019 period was primarily due to net proceeds we received from common stock offerings during the 2019 period, partially offset by lower net draws from our Credit Facility. We did not have any equity offerings during the comparable 2018 period.

Common Stock Dividends

Common stock dividend activity for the nine months ended September 30, 2019 is summarized in the following table:

Date Announced	Record Date	Applicable Quarter	Payment Date	Dividend Amount(1)	Dividends per Share

December 13, 2018	December 26, 2018	Q4 2018	January 10, 2019	$5,695	$0.20
March 6, 2019	March 26, 2019	Q1 2019	April 10, 2019	$7,688	$0.20
June 14, 2019	June 26, 2019	Q2 2019	July 11, 2019	$7,699	$0.20
September 13, 2019	September 25, 2019	Q3 2019	October 10, 2019	$8,004	$0.20

(1) Includes distributions on LTIP Units and OP Units.

During the nine months ended September 30, 2019 and 2018, the Company paid total dividends on its common stock, LTIP Units and OP Units in the aggregate amount of $21.2 million and $14.1 million, respectively.

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

The quarterly dividend payment dates on the Series A Preferred Stock are January 31, April 30, July 31 and October 31 of each year. During each of the nine-month periods ended September 30, 2019 and 2018, the Company paid preferred dividends of $4.4 million.

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

In accordance with the National Association of Real Estate Investment Trusts’ (“NAREIT”) definition, FFO means net income or loss computed in accordance with GAAP before noncontrolling interests of holders of OP Units and LTIP Units, excluding gains (or losses) from sales of property and extraordinary items, less preferred stock dividends, plus real estate-related depreciation and amortization (excluding amortization of deferred financing costs and above-market lease amortization expense), and after adjustments for unconsolidated partnerships and joint ventures. The Company did not incur any gains or losses from the sales of property or record any adjustments for unconsolidated partnerships and joint ventures during the three and nine months ended September 30, 2019 and 2018. Because FFO excludes real estate-related depreciation and amortization (other than amortization of deferred financing costs and above and below market lease amortization expense), the Company believes that FFO provides a performance measure that, when compared period-over-period, reflects the impact to operations from trends in occupancy rates, rental rates, operating costs, development activities and interest costs, providing perspective not immediately apparent from the closest GAAP measurement, net income or loss.

AFFO is a non-GAAP measure used by many investors and analysts to measure a real estate company’s operating performance by removing the effect of items that do not reflect ongoing property operations. Management calculates AFFO by modifying the NAREIT computation of FFO by adjusting it for certain cash and non-cash items and certain recurring and non-recurring items. For the Company these items include recurring acquisition and disposition costs, loss on the extinguishment of debt, recurring straight line deferred rental revenue, recurring stock-based compensation expense, recurring amortization of above and below market leases, recurring amortization of deferred financing costs, recurring lease commissions, and other items.

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

A reconciliation of FFO and AFFO for the three and nine months ended September 30, 2019 and 2018 is as follows:

	Three Months Ended September30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(unaudited, in thousands except per share and unit amounts)

Net income	$2,308	$1,773	$6,813	$5,057
Less: Preferred stock dividends	(1,455)	(1,455)	(4,366)	(4,366)
Depreciation and amortization expense	6,506	4,567	17,238	12,610
FFO	$7,359	$4,885	$19,685	$13,301
Amortization of above market leases, net(1)	229	190	634	484
Straight line deferred rental revenue	(1,476)	(1,417)	(4,314)	(3,971)
Stock-based compensation expense	868	741	2,493	1,978
Amortization of deferred financing costs and other	350	344	1,000	1,327
Preacquisition fees	168	168	223	294
AFFO	$7,498	$4,911	$19,721	$13,413

Net income attributable to common stockholders per share – basic and diluted	$0.02	$0.01	$0.07	$0.03
FFO per share and unit	$0.19	$0.20	$0.54	$0.56
AFFO per share and unit	$0.19	$0.20	$0.54	$0.56

Weighted Average Shares and Units Outstanding – basic and diluted	39,449	24,242	36,395	23,814

Reconciliation of Weighted Average Shares and Units Outstanding:
Weighted Average Common Shares	35,512	21,797	32,514	21,687
Weighted Average OP Units	3,143	1,857	3,144	1,615
Weighted Average LTIP Units	794	588	737	512
Weighted Average Shares and Units Outstanding – basic and diluted	39,449	24,242	36,395	23,814

(1)The Company adopted the 2018 NAREIT FFO White Paper Restatement during the first quarter of 2019. Accordingly, amortization of above and below market leases is no longer included as a reconciling item in determining FFO.

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

As of September 30, 2019, we had $197.2 million of unhedged borrowings outstanding under the Revolver (before the netting of unamortized deferred financing costs) that bears interest at a variable rate. See the “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Liquidity and Capital Resources” for a detailed discussion of our Credit Facility. At September 30, 2019, LIBOR on our outstanding floating-rate borrowings was 2.08%. Assuming no increase in the amount of our variable interest rate debt, if LIBOR increased 100 basis points, our cash flow would decrease by approximately $2.0 million annually. Assuming no increase in the amount of our variable rate debt, if LIBOR were reduced 100 basis points, our cash flow would increase by approximately $2.0 million annually.

Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve our objectives, we may borrow at fixed rates or variable rates. As of October 3, 2019, in total we had entered into five interest rate swaps with three counterparties to hedge the LIBOR component of our interest rate risk related to the Term Loan. Together, these swaps fix the LIBOR component of the entire $300 million Term Loan on a weighted average basis at 2.17%. See Note 4 – “Credit Facility, Notes Payable and Derivative Instruments” for further detail on our interest rate swaps. We may enter into additional derivative financial instruments, including interest rate swaps and caps, in order to mitigate our interest rate risk on our future borrowings. We will not enter into derivative transactions for speculative purposes.

In addition to changes in interest rates, the value of our investments is subject to fluctuations based on changes in local and regional economic conditions and changes in the creditworthiness of tenants/operators and borrowers, which may affect our ability to refinance our debt if necessary.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act that are designed to ensure that information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to management, including the principal executive and financial officer as appropriate, to allow timely decisions regarding required disclosures. Our principal executive officer and principal financial officer evaluated the effectiveness of disclosure controls and procedures as of September 30, 2019 pursuant to Rule 13a-15(b) under the Exchange Act. Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this Report, the Company’s disclosure controls and procedures were effective to ensure that information required to be included in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

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

Item 1A. Risk Factors

During the three months ended September 30, 2019, there were no material changes to the risk factors that were disclosed in Item 1A. Risk Factors in our Quarterly Report on Form 10-Q for the three months ended June 30, 2019, filed on August 8, 2019 and our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on March 11, 2019.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

(a)	Exhibits

Exhibit No.	Description

3.1	Articles of Restatement of Global Medical REIT Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Report on Form 10-Q as filed with the SEC on August 8, 2018).

3.2	Third Amended and Restated Bylaws of Global Medical REIT Inc., adopted as of August 13, 2019 (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K as filed with the SEC on August 14, 2019).

10.1	First Amendment to Amended and Restated Credit Facility Agreement, dated September 30, 2019, by and among Global Medical REIT L.P., Global Medical REIT Inc., the certain Subsidiaries from time-to-time party thereto as Guarantors, and BMO Harris Bank N.A., as Administrative Agent (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with SEC on October 3, 2019.

10.2*	Second Amendment to Agreement of Limited Partnership of Global Medical REIT L.P., dated August 21, 2019.

31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial and Accounting Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Schema

101.CAL *	XBRL Taxonomy Calculation Linkbase

101.DEF *	XBRL Taxonomy Definition Linkbase

101.LAB *	XBRL Taxonomy Label Linkbase

101.PRE *	XBRL Taxonomy Presentation Linkbase

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBAL MEDICAL REIT INC.

Dated: November 7, 2019	By:	/s/ Jeffrey M. Busch
Jeffrey M. Busch
Chief Executive Officer (Principal Executive Officer)

Dated: November 7, 2019	By:	/s/ Robert J. Kiernan
Robert J. Kiernan
Chief Financial Officer (Principal Financial and Accounting Officer)