Form 10-K
period 2019-12-31
Global Medical REIT Inc.
filed 2020-03-09
CIK 1533615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by a check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).Yes ☑  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☑
Non-accelerated filer	☐	Smaller reporting company	☑
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $324.4 million as of June 30, 2019.

As of March 2, 2020 there were 44,259,739 shares of the registrant’s common stock, par value of $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement filed in connection with the registrant’s 2020 Annual Meeting of Stockholders are incorporated by reference into Part III of the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019. The Registrant expects to file its definitive Proxy Statement with the United States Securities and Exchange Commission within 120 days after December 31, 2019.

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K (this “Report”) contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). In particular, statements pertaining to our trends, liquidity, capital resources, and healthcare industry and healthcare real estate opportunities, among others, contain forward-looking statements. You can identify forward-looking statements by the use of forward-looking terminology including, but not limited to, “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates” or “anticipates” or the negative of these words and phrases or similar words or phrases which are predictions of or indicate future events or trends and which do not relate solely to historical matters. You can also identify forward-looking statements by discussions of strategy, plans or intentions.

Forward-looking statements involve numerous risks and uncertainties and you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data or methods which may be incorrect or imprecise and we may not be able to realize them. We do not guarantee that the transactions and events described will happen as described (or that they will happen at all). The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

•	defaults on or non-renewal of leases by tenants;

•	decreased rental rates or increased vacancy rates, including expected rent levels on acquired properties;

•	difficulties in identifying healthcare facilities to acquire and completing such acquisitions;

•	adverse economic or real estate conditions or developments, either nationally or in the markets in which our facilities are located;

•	our failure to generate sufficient cash flows to service our outstanding obligations;

•	fluctuations in interest rates and increased operating costs;
•	our failure to effectively hedge our interest rate risk;
•	our ability to satisfy our short and long-term liquidity requirements;

•	our ability to deploy the debt and equity capital we raise;

•	our ability to raise additional equity and debt capital on terms that are attractive or at all;

•	our ability to make distributions on shares of our common and preferred stock;
•	expectations regarding the timing and/or completion of any acquisition;

•	general volatility of the market price of our common and preferred stock;

•	changes in our business or our investment or financing strategy;
•	changes in our management internalization plans;

•	our dependence upon key personnel whose continued service is not guaranteed;

•	the ability of our external manager, Inter-American Management LLC’s (the “Advisor”), to identify, hire and retain highly qualified personnel in the future;

•	the degree and nature of our competition;

•	changes in healthcare laws, governmental regulations, tax rates and similar matters;
•	changes in current healthcare and healthcare real estate trends;
•	changes in expected trends in Medicare, Medicaid and commercial insurance reimbursement trends;

•	competition for investment opportunities;

•	our failure to successfully integrate acquired healthcare facilities;
•	our expected tenant improvement expenditures;

•	changes in accounting policies generally accepted in the United States of America (“GAAP”);

•	lack of or insufficient amounts of insurance;

•	other factors affecting the real estate industry generally;
•	changes in the tax treatment of our distributions;

•	our failure to qualify and maintain our qualification as a real estate investment trust (“REIT”) for U.S. federal income tax purposes; and

•	limitations imposed on our business and our ability to satisfy complex rules relating to REIT qualification for U.S. federal income tax purposes.

See Item 1A. Risk Factors in this Report for further discussion of these and other risks, as well as the risks, uncertainties and other factors discussed in this Report and identified in other documents we may file with the United States Securities and Exchange Commission (the “SEC”) from time to time. You should carefully consider these risks before making any investment decisions in our company. New risks and uncertainties may also emerge from time to time that could materially and adversely affect us. While forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance. We disclaim any obligation to update or revise any forward-looking statement to reflect changes in underlying assumptions or factors, of new information, data or methods, future events or other changes after the date of this Report, except as required by applicable law. You should not place undue reliance on any forward-looking statements that are based on information currently available to us or the third parties making the forward-looking statements.

PART I

ITEM 1.	BUSINESS

Organization

Global Medical REIT Inc. (the “Company,” “we,” “us,” or “our”) was formed in 2011, re-domiciled as a Maryland corporation in 2014, and is a Maryland corporation engaged primarily in the acquisition of purpose-built healthcare facilities and leasing of those facilities to strong healthcare systems and physician groups with leading market share. We are externally managed and advised by our Advisor. See “—Our Advisor and our Management Agreement” for a description of our Advisor and the terms of our management agreement.

We elected to be taxed as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2016.

We hold our facilities and conduct our operations through a Delaware limited partnership subsidiary named Global Medical REIT L.P. (the “Operating Partnership”). We, through a wholly-owned subsidiary, serve as the sole general partner of the Operating Partnership. As of December 31, 2019, we were the 91.82% limited partner of the Operating Partnership, with the remaining 8.18% owned by holders of long-term incentive plan units granted under our equity compensation plan (“LTIP Units”) and third-party limited partners who contributed properties or services to the Operating Partnership in exchange for limited partnership units (“OP Units”).

On December 13, 2019, our board of directors established a special committee of independent and disinterested directors to discuss with our Advisor whether it would be in our stockholders’ best interests to internalize management. See “—Agreement to Evaluate Internalization” for a more detailed description of our agreement to evaluate an internalization transaction.

Business Overview

We believe that the aging of America and the decentralization of healthcare services are increasing the need for purpose-built healthcare facilities operated by strong physician groups and healthcare systems. Accordingly, we seek to invest in medical office buildings, specialty hospitals, and in-patient rehabilitation facilities to align our portfolio with contemporary trends in the delivery of healthcare services.

Our healthcare facilities are typically leased under long-term, triple-net leases. Most of our tenants are physician groups, regional or national healthcare systems, community hospitals and combinations thereof. Our facilities are primarily located in secondary markets.

Our Business Objectives and Investment Strategy

Our principal business objective is to provide attractive, risk-adjusted returns to our stockholders through a combination of (i) reliable dividends and (ii) potential long-term capital appreciation. Our primary strategies to achieve our business objective are to:

•	construct a property portfolio that consists substantially of medical office buildings (MOBs), specialty hospitals, in-patient rehabilitation facilities (IRFs) and ambulatory surgery centers (ASCs), that are primarily located in secondary markets and are situated to take advantage of the aging of the U.S. population and the decentralization of healthcare;
•	focus on practice types that will be utilized by an aging population and are highly dependent on their purpose-built real estate to deliver core medical procedures, such as cardiovascular treatment, rehabilitation, eye surgery, gastroenterology, oncology treatment and orthopedics;
•	set aside a portion of our property portfolio for opportunistic acquisitions, including (i) certain acute-care hospitals and long-term acute care facilities (LTACs), that we believe provide premium, risk-adjusted returns and (ii) health system corporate office and administrative buildings, which we believe will help us develop relationships with larger health systems;
•	lease our facilities under long-term, triple-net leases with contractual annual rent escalations;
•	lease each facility to medical providers with a track record of successfully managing excellent clinical and profitable practices; and
•	receive credit protections from our tenants or their affiliates, including personal and corporate guaranties, rent reserves and rent coverage requirements.

Our Properties

As of December 31, 2019, our portfolio consisted of 68 facilities with an aggregate of (i) approximately 2.8 million rentable square feet and (ii) approximately $70.4 million of annualized base rent. The tables below summarize information about our portfolio as of December 31, 2019. Also see “Schedule III – Consolidated Real Estate and Accumulated Depreciation,” for additional information about our properties.

Summary of Investments by Type

The following table contains information about our portfolio by type of property as of December 31, 2019:

Type	Rentable Square Feet (RSF)	% of RSF	Annualized Base Rent (in thousands)(2)	% of Annualized Base Rent
Medical Office Building (MOB) (1)	1,614,773	58.07%	$38,002	53.94%
Inpatient Rehab. Facility (IRF)	536,560	19.29%	18,182	25.81%
Surgical Hospital	174,984	6.29%	6,397	9.08%
Healthcare Office	136,183	4.90%	2,381	3.38%
Acute Care Hospital	236,314	8.50%	2,289	3.25%
Long-term Acute Care (LTAC) Hospital	53,537	1.93%	2,279	3.24%
Other (3)	28,500	1.02%	917	1.30%
Total	2,780,851	100.00%	$70,447	100.00%

(1) MOB includes buildings with special uses such as surgery centers, imaging, labs, urgent care, dialysis, etc.

(2) Monthly base rent for December 2019 multiplied by 12.

(3) Includes a free standing emergency department.

Geographic Concentration

The following table contains information regarding the geographic concentration of our portfolio as of December 31, 2019. Adverse economic or other conditions (including significant weather events) in the states that contain a high concentration of our facilities could adversely affect us. See “Risk Factors— We have significant geographic concentration in a small number of states, including Texas, Ohio, Pennsylvania, Arizona, Oklahoma, Florida and Illinois. Economic and other conditions that negatively affect those states and our tenants in those states could have a greater effect on our revenues than if our properties were more geographically diverse.”

State	Rentable Square Feet (RSF)	% of RSF	Annualized Base Rent (in thousands)(1)	% of Annualized Base Rent
Texas	611,633	21.99%	$15,305	21.73%
Ohio	256,073	9.21%	7,326	10.40%
Pennsylvania	245,614	8.83%	6,204	8.81%
Arizona	171,835	6.18%	5,850	8.30%
Oklahoma	150,855	5.42%	5,561	7.89%
Florida	254,076	9.14%	5,502	7.81%
Illinois	220,222	7.92%	4,206	5.97%
Other(2)	870,543	31.31%	20,493	29.09%
Total	2,780,851	100.00%	$70,447	100.00%

(1) Monthly base rent for December 2019 multiplied by 12.

(2) Our remaining properties are located in 20 other states, with no state accounting for more than 5.0% of our annualized base rent.

Significant Tenants

The following tenants each account for at least 5% of our annualized base rent as of December 31, 2019. Adverse changes to any of their financial conditions or our failure to renew our leases with these tenants could adversely affect us. See “Risk Factors— The inability of any of our significant tenants to pay rent to us could have a disproportionate negative affect on our revenues” and “Risk Factors—Most of our healthcare facilities are occupied by a single tenant, and we may have difficulty finding suitable replacement tenants in the event of a tenant default or non-renewal of our leases, especially for our healthcare facilities located in smaller markets.”

Tenant	Rentable Square Feet (RSF)	% of RSF	Annualized Base Rent (in thousands)(1)	% of Annualized Base Rent
Encompass Health Corporation	254,006	9.13%	$7,082	10.05%
Memorial Health System	155,600	5.60%	5,482	7.78%
Kindred Healthcare Inc.(2)	112,707	4.05%	4,979	7.07%
Oklahoma Center for Orthopedic & Multi-specialty Surgery (OCOM)	97,406	3.50%	3,642	5.17%
Total	619,719	22.28%	$21,185	30.07%

(1) Monthly base rent for December 2019 multiplied by 12.

(2) Includes two Kindred Healthcare Inc. joint ventures with a local health system.

Lease Expirations

The following table contains information regarding the lease expiration dates of the leases in our portfolio as of December 31, 2019.

Year	Number of Leases	Leased RSF	Annualized Base Rent (in thousands)(1)	% of Annualized Base Rent
2020	3	6,753	$113	0.16%
2021	6	163,116	3,976	5.64%
2022	12	60,887	1,242	1.76%
2023	12	137,748	3,990	5.66%
2024	22	244,305	7,482	10.62%
2025	7	200,539	5,268	7.48%
2026	14	273,263	5,062	7.19%
2027	14	331,572	9,970	14.15%
2028	4	66,952	1,579	2.24%
2029	10	233,965	6,691	9.50%
Thereafter	38	1,055,013	25,074	35.60%
Total	142	2,774,113	$70,447	100.00%

(1) Monthly base rent for December 2019 multiplied by 12.

Ground Leases

As of December 31, 2019, we leased the land upon which five of our buildings are located, representing approximately 3.6% of our total rentable square feet and approximately 4.6% of our December 2019 annualized base rent. The ground leases subject these properties to certain restrictions, including restrictions on our ability to re-let such facilities to tenants not affiliated with the healthcare delivery system that owns the underlying land, rights of first offer and refusal with respect to sales of the facilities and restrictions that limit the types of medical procedures that may be performed at the facilities.

Recent Developments

2020 Completed Acquisitions and Properties Under Contract

Since December 31, 2019, we have closed and placed under contract the following properties:

Closed Acquisitions

Property	City	Rentable Square Feet (RSF)	Purchase Price(1) (in thousands)	Annualized Base Rent(2) (in thousands)	Capitalization Rate(3)
Wake Forest Baptist Health	High Point, NC	97,811	$24,750	$1,832	7.4%
Medical Associates	Clinton, IA	115,142	11,350	1,282	11.3%
Ascension St. Mary’s Hospital	West Allis, WI	33,670	9,025	664	7.4%
Totals/Weighted Average		246,623	$45,125	$3,778	8.4%

(1) Represents contractual purchase price.

(2) Monthly base rent at acquisition multiplied by 12.

(3) Capitalization rates are calculated based on current lease terms and do not give effect to future rent escalations.

Properties Under Contract

We have five properties under contract for an aggregate purchase price of approximately $84.9 million. We are currently in the due diligence period for our properties under contract. If we identify problems with any of these properties or the operator of any property during our due diligence review, we may not close the transaction on a timely basis or we may terminate the purchase agreement and not close the transaction.

Healthcare Industry and Healthcare Real Estate Market Opportunity

We believe the U.S. healthcare industry is continuing its rapid pace of growth due to increasing healthcare expenditures, favorable demographic trends, evolving patient preferences and evolving government initiatives. Furthermore, we believe these factors are contributing to the increasing need for healthcare providers to enhance the delivery of healthcare by, among other things, integrating real estate solutions that free up capital for reinvestment in their practices and allow healthcare providers to focus on providing healthcare services and not real estate management.

U.S. Healthcare Spending Expected to Increase by an Average of 5.7% per Year Between 2020 and 2027

According to the United States Department of Health and Human Services, or HHS, healthcare spending grew by 4.8% in 2019 to $3.8 trillion, or approximately 17.8% of U.S. gross domestic product and is expected to increase by an average of 5.7% per year between 2020 and 2027. We believe the demand for healthcare facilities by healthcare providers will increase as health spending in the United States continues to increase, which will increase the potential supply of healthcare facilities in the market.

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

We also opportunistically invest in large health system’s corporate and administrative office buildings. We believe investments in these types of facilities helps us build relationships with large health systems, which could lead to us becoming a preferred landlord for such health systems’ medical facilities.

Although not the primary focus of our investment strategy, we believe allocating a portion of our portfolio for opportunistic acquisitions helps diversify our portfolio and is consistent with our strategy of aligning ourselves with strong operators.

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

Zensun Enterprises Limited (“Zensun”) is the 85% owner of our Advisor and held approximately 8.4% of our common stock as of December 31, 2019, which we believe aligns the Advisor’s interests with those of our stockholders. A public company traded on the Hong Kong exchange, Zensun is engaged in global real estate development, investment, management and sales and REIT management. Our director, Zhang Jingguo, is the Chairman, Executive Director and Chief Executive Officer of Zensun and affiliates of Mr. Zhang own a controlling interest in Zensun. Our President, Chief Executive Officer and Chairman, Mr. Jeffrey Busch, owns the remaining 15% of our Advisor.

The terms of the management agreement, including the fee arrangements, expense provisions and termination fee provisions, are summarized below.

Type	Description
Base Management Fee	1.5% of our stockholders’ equity per annum, calculated quarterly for the most recently completed fiscal quarter and payable in quarterly installments in arrears in cash.

For purposes of calculating the base management fee, our stockholders’ equity means: (a) the sum of (1) our stockholders’ equity as of March 31, 2016, (2) the aggregate amount of the conversion price (including interest) for the conversion of our outstanding convertible debentures into our common stock as of the completion of our initial public offering and (3) the net proceeds from (or equity value assigned to) all issuances of our equity and equity equivalent securities (including common stock, common stock equivalents, preferred stock, LTIP Units and OP Units issued by us or our Operating Partnership) (allocated on a pro rata daily basis for such issuances during the fiscal quarter of any such issuance), less (b) any amount that we pay to repurchase shares of our common stock or equity securities of our Operating Partnership. Our stockholders’ equity also excludes (1) any unrealized gains and losses and other non-cash items (including depreciation and amortization) that have impacted stockholders’ equity as reported in our financial statements prepared in accordance with GAAP, and (2) one-time events pursuant to changes in GAAP, and certain non-cash items not otherwise described above, in each case after discussions between our Advisor and our independent directors and approval by a majority of our independent directors. As a result, our stockholders’ equity, for purposes of calculating the base management fee, could be greater or less than the amount of stockholders’ equity shown on our financial statements.

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

AFFO is calculated by adjusting our funds from operations, or FFO, by adding back acquisition and disposition costs, stock-based compensation expenses, amortization of deferred financing costs, amortization of above and below market leases, and any other non-recurring or non-cash expenses, which are costs that do not relate to the operating performance of our properties, and subtracting loss on extinguishment of debt, straight line rent adjustment, recurring tenant improvements, recurring leasing commissions and recurring capital expenditures.

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

For the year ended December 31, 2019, we paid aggregate base management fees to our Advisor of $5.7 million and did not pay any incentive fees. Except for the base management fee and incentive fee, we do not pay any additional fees to our Advisor, which we believe distinguishes us from other externally-managed REITs that may charge other fees in addition to base management and incentive fees, such as acquisition fees and financing fees. Furthermore, as stated above, an affiliate of our Advisor, Zensun, owned approximately 8.4% of our common stock as of December 31, 2019, which we believe aligns the interest of our Advisor and our stockholders.

We believe our externally-managed structure has been indispensable to us during the early stages of our business as our Advisor has provided us with an operational infrastructure on a cost-effective basis. However, as we continue to grow our equity base, it may become more cost effective to internalize our management or modify the terms of our management agreement with our Advisor.

Management Internalization Evaluation

On December 13, 2019, our board of directors formed a special committee of three independent and disinterested directors to discuss with our Advisor whether it would be in our stockholders’ best interest to internalize management.

If the pursuit of an internalization transaction is determined to be in the best interests of the Company and its stockholders, upon the approval of two-thirds of our independent directors, the special committee shall negotiate an internalization transaction with our Advisor. After an internalization transaction has been negotiated between the special committee and the Advisor, a majority of our independent directors must approve the transaction and, if required by law or New York Stock Exchange (“NYSE”) rules, the internalization transaction may be subject to stockholder approval. Pursuant to the management agreement, the gross value of the consideration paid by the Company for any internalization transaction shall equal three times the average annual base management fee and average annual incentive fee paid or payable by us to the Advisor during the previous eight fiscal quarters prior to the date of the internalization transaction, which is equal to the termination fee the Company would be obligated to pay the Advisor in the event of a termination of the management agreement by the Company for any reason other than for cause.

It is also possible that, as a result of such discussions between us and our Advisor, we may elect to preserve our external management structure but with modifications to the terms of the management agreement between us and our Advisor that, among other things, alter our expenses to mirror more closely what our expenses would be if we were internally managed.

To complete an internalization transaction, the special committee of our board and our Advisor will need to negotiate and reach a mutually acceptable agreement relating to such transaction. We cannot assure you that such negotiations will result in a mutually acceptable agreement, that we will be able to complete any such transaction, or on what terms it may be completed, including the amount of consideration we may pay to our Advisor. In addition, to the extent required by law or under the listing rules of the NYSE or other exchange upon which our shares of common stock are then listed, any such transaction may require the approval of our stockholders. Consequently, no assurance can be given that an agreement will be reached or that internalization of our Advisor will be achieved.

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

Since the enactment of the Affordable Care Act, there have been multiple attempts through legislative action and legal challenge to repeal or amend the Affordable Care Act. Although there continue to be judicial challenges to the Affordable Care Act, the Supreme Court has thus far upheld the Affordable Care Act, including, most recently, in their June 25, 2015 ruling on King v. Burwell. On January 20, 2017, President Trump issued an executive order aimed at seeking the prompt repeal of the Affordable Care Act and directed the heads of all executive departments and agencies to minimize the economic and regulatory burdens of the Affordable Care Act to the maximum extent permitted by law. In addition, on December 22, 2017, President Trump signed into law the Tax Cuts and Jobs Act of 2017, or the TCJA. The TCJA repealed the individual mandate provision of the Affordable Care Act starting in 2019. Also, on December 14, 2018, in Texas v. Azar, the U.S. District Court of the Northern District of Texas invalidated the Affordable Care Act based on the removal of the individual mandate provision by the TCJA, and on January 9, 2020, the Firth Circuit Court of Appeals affirmed the lower court’s decision that the individual mandate component of the Affordable Care Act was unconstitutional, but did not invalidate the entire law. The Fifth Circuit Court of Appeals remanded the question of whether the remainder of the Affordable Care Act can exist without the individual mandate back to the lower court for further analysis. We cannot predict whether any future attempts to amend or repeal the Affordable Care Act will be successful or that the decision in Texas v. Azar will be overturned or confirmed on appeal by the Supreme Court of the United States. The future of the Affordable Care Act is uncertain and any changes to existing laws and regulations, including the Affordable Care Act’s repeal, modification or replacement, could have a long-term financial impact on the delivery of and payment for healthcare. Both our tenants and us may be adversely affected by the law or its repeal, modification or replacement.

Although the Affordable Care Act’s expansion of insurance coverage may benefit our tenants by increasing their number of insured patients, these benefits may be offset by the fact that (i) many of the newly insured under the Affordable Care Act are insured by policies that have high deductibles (and, thus, create higher patient credit risks for our tenants), (ii) some states have not implemented the Medicaid expansion or have implemented Medicaid expansion in such ways that may reduce potential enrollment (such as implementing work requirements), and, (iii) even if states have expanded Medicare, Medicaid may not be accepted by some of our tenants. For our tenants that do accept Medicaid, they may receive lower reimbursements for Medicaid patients than for patients with Medicare or commercial insurance. Additionally, although the migration from Medicare fee-for-service, or volume-based, payments to an outcome-based reimbursement model may lower overall healthcare costs, these changes could negatively affect our tenants if they are unable to adapt to a more outcome-oriented healthcare delivery model.

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

Fraud and Abuse Laws

There are various federal and state laws prohibiting fraudulent and abusive business practices by healthcare providers who participate in, receive payments from, or are able to make referrals in connection with, government-sponsored healthcare programs, including the Medicare and Medicaid programs. Our leases with certain tenants may also be subject to these fraud and abuse laws. These laws include, without limitation:

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

Many states regulate the construction of healthcare facilities, the expansion of healthcare facilities, the construction or expansion of certain services, including by way of example specific bed types and medical equipment, as well as certain capital expenditures through certificate of need, or CON, laws. Under such laws, the applicable state regulatory body must determine a need exists for a project before the project can be undertaken. If one of our tenants seeks to undertake a CON-regulated project but is not authorized by the applicable regulatory body to proceed with the project, the tenants would be prevented from operating in its intended manner.

 Failure to comply with these laws and regulations could adversely affect us directly and our tenants’ ability to make rent payments to us.

Environmental Matters

Under various U.S. federal, state and local laws, ordinances and regulations, current and prior owners and tenants of real estate may be jointly and severally liable for the costs of investigating, remediating and monitoring certain hazardous substances or other regulated materials on or in such healthcare facility. In addition to these costs, the past or present owner or tenant of a healthcare facility from which a release emanates could be liable for any personal injury or property damage that results from such release, including for the unauthorized release of asbestos-containing materials and other hazardous substances into the air, as well as any damages to natural resources or the environment that arise from such releases. These environmental laws often impose such liability without regard to whether the current or prior owner or tenant knew of, or was responsible for, the presence or release of such substances or materials. Moreover, the release of hazardous substances or materials, or the failure to properly remediate such substances or materials, may adversely affect the owner’s or tenant’s ability to lease, sell, develop or rent such healthcare facility or to borrow by using such healthcare facility as collateral. Persons who transport or arrange for the disposal or treatment of hazardous substances or other regulated materials may be liable for the costs of removal or remediation of such substances at a disposal or treatment facility, regardless of whether or not such facility is owned or operated by such person.

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

Risks Related to Our Business and Our Healthcare Facilities

We are dependent on our tenants for substantially all our revenues. Our tenants face a wide range of business risks, including economic, competitive, government reimbursement and regulatory risks, any of which could cause our tenants to be unable to pay rent to us.

We are dependent on our tenants for substantially all our revenues. Our tenants face a wide range of business risks, including economic, competitive, government reimbursement and regulatory risks, which may adversely affect their businesses and, in turn, their ability to pay rent to us. If any of our tenants were unable to pay their rent to us and we had insufficient credit protections in place (such as rent reserves, guarantees, security deposits and letters of credit), our revenues and operating cash flows could be materially adversely affected, which in turn could affect our liquidity, results of operations, our ability to make distributions to our stockholders and the trading price of our common and preferred stock.

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

We finance most of our portfolio with secured debt from our Credit Facility. We are subject to the risks associated with secured, floating-rate debt, including the potential of an increase in our interest expense, covenant restrictions and the risk of foreclosure.

As of December 31, 2019, our total outstanding debt, net of unamortized debt issuance costs, was approximately $386.2 million, of which $347.5 million was secured debt from our Credit Facility with approximately 91% of our properties pledged as security thereunder. If interest rates were to rise, or the interest rate spread on our Credit Facility increases based on our consolidated leverage ratios, our borrowing costs would increase, which could, among other things, increase our cost of capital (which would affect our ability to acquire assets) and decrease our earnings, liquidity, cash available to make distributions to our stockholders and the trading price of our common and preferred stock.

The terms of our debt agreements require us to comply with several customary financial and other covenants, such as maintaining certain leverage and coverage ratios and minimum tangible net worth requirements. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” for a description of these covenants. Our continued ability to incur additional debt, make distributions and conduct business in general is subject to our compliance with these covenants, which limit our operational flexibility. Breaches of these covenants could result in defaults under the instruments governing the applicable indebtedness, in addition to any other indebtedness cross-defaulted against such instruments, which could accelerate the principal balance of our debt and cause our lenders to institute foreclosure proceedings against us. Therefore, any such default could have a material adverse impact on our business, liquidity, financial condition, our ability to make distributions to our stockholders and the trading price of our common and preferred stock.

Our interest rate hedges may not be successful in mitigating our interest rate risks.

We use derivative instruments to hedge exposure to changes in interest rates on certain of our variable rate loans. As of December 31, 2019, we had five interest rate swap agreements that fixed the LIBOR component of our rates on $300 million of our outstanding Credit Facility balance. There is no assurance that our hedging instruments will adequately mitigate our interest rate risk or that our hedging strategy will not result in losses. Additionally, a hedging counterparty may fail to honor its obligations to us. If our interest rate hedges are unsuccessful in mitigating our interest rate risk, or if a hedging counterparty fails to honor its obligations to us, our borrowing costs would increase, which could, among other things, increase our cost of capital and decrease our earnings, liquidity, cash available to make distributions to our stockholders and the trading price of our common and preferred stock.

The inability of any of our significant tenants to pay rent to us could have a disproportionate negative affect on our revenues.

As of December 31, 2019, the annualized base rent from our top four tenants represented approximately 30% of our portfolio-wide annualized base rent, including our Encompass facilities, which comprised approximately 10% of our annualized base rent; our Belpre facilities, which comprised approximately 8% of our annualized base rent; our Kindred Healthcare facilities, which comprised approximately 7% of our annualized base rent, and our OCOM facilities, which compromised approximately 5% of our annualized base rent.

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

Our revenues are generated by our leases, which are typically long-term leases with fixed rental rates, subject to annual rent escalators. The unhedged portion of our Credit Facility debt is subject to LIBOR. The generally fixed nature of revenues and the variable rate of our debt obligations create interest rate risk for us. Increases in interest rates may not be matched by increases in our rental income, which could increase our expenses and materially adversely affect our business, results of operations, our ability to make distributions to our stockholders and the trading price of our common and preferred stock.

We rely on external sources of capital to fund future capital needs, and, if we encounter difficulty in obtaining such capital, we may not be able to make future acquisitions necessary to grow our business or meet maturing obligations.

In order to qualify as a REIT, we are required, among other things, to distribute each year to our stockholders at least 90% of our taxable income, without regard to the deduction for dividends paid and excluding net capital gain. Because of this distribution requirement, we may not be able to fund our future capital needs from cash retained from operations, including capital needed to make investments and to satisfy or refinance maturing obligations. As a result, we expect to rely on external sources of capital, including debt and equity financing, to fund future capital needs. Our access to capital will depend upon several factors, many of which we have little or no control, including:

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

Adverse economic or other conditions in our geographic markets, including periods of economic slowdown or recession, industry slowdowns, periods of deflation, relocation of businesses, changing demographics, earthquakes and other natural disasters, fires, terrorist acts, public health crisis, pandemics and epidemics, such as the coronavirus (COVID-19), and civil disturbances or acts of war and other man-made disasters which may result in uninsured or underinsured losses, and changes in tax, real estate, zoning and other laws and regulations, may negatively affect our tenants’ businesses and ability to pay rents to us and, therefore, could have a material adverse effect on our revenues, business and results of operations, our ability to make distributions to our stockholders and the trading price of our common and preferred stock.

Most of our healthcare facilities are occupied by a single tenant, and we may have difficulty finding suitable replacement tenants in the event of a tenant default or non-renewal of our leases, especially for our healthcare facilities located in smaller markets.

Most of our healthcare facilities are occupied by a single tenant. Following expiration of a lease term or if we exercise our right to replace a tenant in default, rental payments on the related healthcare facilities could decline or cease altogether while we reposition such healthcare facility with a suitable replacement tenant. We also might not be successful in identifying suitable replacement tenants or entering into triple-net leases with new tenants on a timely basis, on favorable terms, or at all. Additionally, we may be required to fund certain expenses and obligations (e.g., real estate taxes, debt costs and maintenance expenses) to preserve the value of, and avoid the imposition of liens on, our healthcare facilities while they are being repositioned. Our ability to reposition our healthcare facilities with a suitable tenant could be significantly delayed or limited by state licensing, receivership, CON or other laws, as well as by the Medicare and Medicaid change-of-ownership rules. We could also incur substantial additional expenses in connection with any licensing, receivership or change-of-ownership proceedings. In addition, our ability to locate suitable replacement tenants could be impaired by the specialized healthcare uses or contractual restrictions on use of the healthcare facilities, and we may be required to spend substantial amounts to adapt the healthcare facilities to other uses. Any such delays, limitations and expenses could adversely impact our ability to collect rent, obtain possession of leased healthcare facilities or otherwise exercise remedies for tenant default, which, in turn, could have a material adverse effect on our business, revenues and results of operations, our ability to make distributions to our stockholders and the trading price of our common and preferred stock.

All of these risks may be greater in smaller markets, where there may be fewer potential replacement tenants, making it more difficult to replace tenants, especially for specialized space.

We have significant geographic concentration in a small number of states, including Texas, Ohio, Pennsylvania, Arizona, Oklahoma, Florida and Illinois. Economic and other conditions that negatively affect those states and our tenants in those states could have a greater effect on our revenues than if our properties were more geographically diverse.

As of December 31, 2019, approximately 22%, 10%, 9%, 8%, 8%, 8%, and 6% of our total annualized base rent was derived from properties located in Texas, Ohio, Pennsylvania, Arizona, Oklahoma, Florida and Illinois, respectively. As a result of this geographic concentration, we are particularly exposed to downturns in these states’ economies or other changes in local real estate market conditions. Any material change in the current payment programs or regulatory, economic, environmental or competitive conditions in these states could have an amplified effect on our business, revenues and results of operations, our ability to make distributions to our stockholders and the trading price of our common and preferred stock than if our properties were more geographically diverse.

A pandemic, epidemic or outbreak of a contagious disease could affect the markets in which our tenants operate or otherwise impact our facilities.

If a pandemic or other public health crisis were to affect our markets, such as a major breakout of the Coronavirus in the United States, the businesses of our tenants could be adversely affected. Such a crisis could diminish the public trust in healthcare facilities, especially hospitals that fail to accurately or timely diagnose, or other facilities such as medical office buildings that are treating (or have treated) patients affected by contagious diseases. If any of our facilities were involved in treating patients for such a contagious disease, other patients might cancel elective procedures or fail to seek needed care from the tenants of our facilities. Further, a pandemic might adversely impact our tenants’ businesses by causing a temporary shutdown or diversion of patients, by disrupting or delaying production and delivery of materials and products in the supply chain or by causing staffing shortages in those facilities. The potential impact of a pandemic, epidemic or outbreak of a contagious disease with respect to our tenants or our facilities is difficult to predict and could have a material adverse impact on the operations of our tenants and, in turn, our business, financial condition, results of operations, our ability to pay distributions and the market price of our common and preferred stock.

We may be unable to successfully enter into definitive purchase agreements for or close the acquisition of the properties in our investment pipeline.

There is no assurance that we will successfully enter into definitive purchase agreements for the facilities in our investment pipeline. We could also determine through due diligence that the prospective facility does not meet our investment standards. We also may be unable to come to an agreement with the seller for the purchase of the facility. Additionally, there is no assurance that we will successfully close an acquisition once a purchase agreement has been signed. After a purchase agreement has been signed, we typically have a due diligence period of 45 to 60 days. If we identify problems with the property or the operator during our due diligence review, we may terminate the purchase agreement and not close. Failure to close acquisitions under contract or in our investment pipeline could restrict our growth opportunities, which, in turn, could materially adversely affect our business and the trading price of our common and preferred stock.

We may obtain only limited warranties when we purchase a property, which, in turn, would only provide us with limited recourse against the seller if issues arise after our purchase of a property.

The seller of a property often sells such property in its “as is” condition on a “where is” basis and “with all faults,” without any warranties of merchantability or fitness for a particular use or purpose. In addition, purchase and sale agreements may contain only limited warranties, representations and indemnifications that will only survive for a limited period after the closing. The purchase of properties with limited warranties increases the risk of having little or no recourse against a seller if issues were to arise at such property. This, in turn, could cause us to have to write off our investment in the property, which could negatively affect our business, results of operations, our ability to pay distributions to our stockholders and the trading price of our common and preferred stock.

Our healthcare buildings that are subject to ground leases could restrict our use of such healthcare facilities.

We lease the land upon which five of our buildings are located, representing approximately 4.6% of our December 2019 annualized base rent. These ground leases contain certain restrictions. These restrictions include limits on our ability to re-let the facilities, rights of purchase and rights of first offer and refusal with respect to sales of the healthcare facility and limits on the types of medical procedures that may be performed at the facilities. These restrictions could affect our returns on these facilities which, in turn, could adversely affect our revenues, business and results of operations, our ability to make distributions to our stockholders and the trading price of our common and preferred stock.

Our healthcare facilities and our tenants may be unable to compete successfully, which could negatively affect our tenants’ businesses and ability to pay rent to us.

Our healthcare facilities often face competition from nearby hospitals and other healthcare facilities that provide comparable services, including urgent care and primary care facilities as well as home healthcare companies. These competitors may have greater geographic coverage, better access to physicians and patients and provide or are perceived to provide higher quality services. From time to time and for reasons beyond our control, managed care organizations may change their lists of preferred hospitals or in-network physicians, which may favor our tenants’ competitors. Furthermore, our tenants may lose physicians to their competitors. Any reduction in rental revenues resulting from the inability of our tenants or their associated healthcare delivery systems to compete may have a material adverse effect on our revenues, business, financial condition and results of operations, our ability to make distributions to our stockholders and the trading price of our common and preferred stock.

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

Our tenants are generally required (either directly or through a reimbursement arrangement with us) to maintain comprehensive property and casualty insurance covering our properties. However, some types of losses may be uninsurable or too expensive to insure against, such as losses due to windstorms, terrorist acts, earthquakes, and toxic mold. Accordingly, we may not have enough insurance coverage against certain types of losses and may experience decreases in the insurance coverage available. Should an uninsured loss or a loss in excess of insured limits occur, we could lose all or a portion of our investment in a property, as well as the anticipated future revenue from the property. In such an event, we might remain obligated for any mortgage debt or other financial obligation related to the property. Further, if any of our insurance carriers were to become insolvent, we would be forced to replace the existing coverage with another suitable carrier, and any outstanding claims would be at risk for collection. In such an event, we cannot be certain that we would be able to replace the coverage at similar or otherwise favorable terms.

We have obtained title insurance policies for each of our properties, typically in an amount equal to its original price. However, these policies may be for amounts less than the current or future values of our properties. In such an event, if there is a title defect relating to any of our properties, we could lose some of our investment in and anticipated profits from such property.

If we were to experience uninsured losses or if any of our insurance carriers were unable to pay insurance claims, we may lose all or a portion of our investment in a property and the revenues associated with such property, which could materially adversely affect our revenues, business, financial condition, results of operations, our ability to make distributions to our stockholders and the trading price of our common and preferred stock.

We may incur environmental compliance costs and liabilities associated with owning, leasing, developing and operating our healthcare facilities.

Under various U.S. federal, state and local laws, ordinances and regulations, current and prior owners and tenants of healthcare facilities may be jointly and severally liable for the costs of investigating, remediating and monitoring certain hazardous substances or other regulated materials on or in such healthcare facility. In addition to these costs, the past or present owner or tenant of a healthcare facility from which a release emanates could be liable for any personal injury or property damage that results from such releases, including for the unauthorized release of asbestos-containing materials and other hazardous substances into the air, as well as any damages to natural resources or the environment that arise from such releases. These environmental laws often impose such liability without regard to whether the current or prior owner or tenant knew of, or was responsible for, the presence or release of such substances or materials. Moreover, the release of hazardous substances or materials, or the failure to properly remediate such substances or materials, may adversely affect the owner’s or tenant’s ability to lease, sell, develop or rent such healthcare facility or to borrow against such healthcare facility. Persons who transport or arrange for the disposal or treatment of hazardous substances or other regulated materials may be liable for the costs of removal or remediation of such substances at a disposal or treatment facility, regardless of whether such facility is owned or operated by such person.

Certain environmental laws impose compliance obligations on owners and tenants of real property with respect to the management of hazardous substances and other regulated materials. For example, environmental laws govern the management and removal of asbestos-containing materials and lead-based paint. Failure to comply with these laws can result in penalties or other sanctions. If we are held liable under these laws, our business, financial conditions, results of operations, our ability to make distributions to our stockholders and the trading price of our common and preferred stock may be materially adversely affected.

A majority of our healthcare facilities are financed by term indebtedness and we may place term indebtedness on our healthcare facilities in the future. If we place term indebtedness on our healthcare facilities, we may not be able to refinance such debt when due or may be unable to refinance such debt on favorable terms.

As of December 31, 2019, we had $337.6 million of term indebtedness outstanding (net of unamortized debt issuance costs), representing approximately 88% of our total debt. We may also place indebtedness on our healthcare facilities in the future. We run the risk of being unable to refinance such debt when the loans come due or of being unable to refinance on favorable terms. If interest rates are higher when we refinance debt, our income could be reduced. We may be unable to refinance debt at appropriate times, which may require us to sell healthcare facilities on terms that are not advantageous to us or could result in the foreclosure of such healthcare facilities. Any of these events could have an adverse effect on our business, financial condition, results of operations, our ability to make distributions to our stockholders and the trading price of our common and preferred stock.

We may in the future make investments in joint ventures, which could be adversely affected by our lack of decision-making authority, our reliance upon our joint venture partners’ financial condition, any disputes that may arise between us and our joint venture partners and our exposure to potential losses from the actions of our joint venture partners.

We may in the future make co-investments or re-finance existing properties with third parties through partnerships, joint ventures or other entities. Consequently, we may acquire non-controlling interests in or share responsibility for the management of the affairs of a healthcare facility, partnership, joint venture or other entity. Joint ventures generally involve risks not present with respect to our wholly owned healthcare facilities, including the following:

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

Joint venture investments involve risks that may not be present with other methods of ownership. In addition to those risks identified above, our partner might at any time have economic or other business interests or goals that are or become inconsistent with our interests or goals; that we could become engaged in a dispute with our partner, which could require us to expend additional resources to resolve such disputes and could have an adverse impact on the operations and profitability of the joint venture; and that our partner may be in a position to take action or withhold consent contrary to our instructions or requests. In addition, our ability to transfer our interest in a joint venture to a third party may be restricted. Also, we or our partner may have the right to trigger a buy-sell arrangement, which could cause us to sell our interest, or acquire our partner’s interest, at a time when we otherwise would not have initiated such a transaction. Our ability to acquire our partner’s interest may be limited if we do not have enough cash, available borrowing capacity or other capital resources. In such event, we may be forced to sell our interest in the joint venture when we would otherwise prefer to retain it. Joint ventures may require us to share decision-making authority with our partners, which could limit our ability to control the healthcare facilities in the joint ventures. Even when we have a controlling interest, certain major decisions may require partner approval, such as the sale, acquisition or financing of a healthcare facility. If any of the risks associated with joint ventures were to materialize, our business, financial condition and results of operations, our ability to make distributions to our stockholders and the trading price of our common and preferred stock may be materially adversely affected.

The income from certain of our properties is dependent on the ability of our property managers to successfully manage those properties.

We depend upon the performance of our property managers to effectively manage certain of our properties. We do not control these third-party property managers and are accordingly subject to various risks generally associated with outsourcing of management of day-to-day activities, including the risk that a property manager may not be able to successfully manage a property. Additionally, because we do not control our third-party property managers, any adverse events such as issues related to insufficient internal controls, cybersecurity incidents or other adverse events may impact the income we recognize from properties managed by such third-party property managers. We may be unable to anticipate such events or properly assess the magnitude of any such events because we do not control our third-party property managers. If our property managers are unable to successfully manage our properties, our business, financial condition, results of operations, our ability to make distributions to our stockholders and the trading price of our common and preferred stock may be materially adversely affected.

We have now, and may have in the future, exposure to contingent rent escalators, which may hinder the growth of our rental income and therefore our profitability in the future.

We receive substantially all our revenues by leasing our healthcare facilities under leases in which the rental rate is generally fixed with annual escalations, including escalations tied to changes in the Consumer Price Index (“CPI”). If, as a result of weak economic conditions or other factors, the CPI does not increase, our growth and profitability will be hindered by these leases, which could, in turn, materially adversely affect our results of business, financial conditions, results of operations, our ability to make distributions to our stockholders and the trading price of our common and preferred stock.

We and our tenants face risks associated with security breaches through cyber-attacks, cyber-intrusions, or otherwise, as well as other significant disruptions of information technology networks and related systems.

We and our tenants face risks associated with security breaches, whether through cyber-attacks or cyber intrusions over the Internet, malware, computer viruses, attachments to emails, company insiders, or persons with access to our and our tenants’ systems, and other significant disruptions of our and our tenants’ information technology (“IT”) networks and related systems. The risk of a security breach or disruption, particularly through cyber-attack or cyber-intrusion, including by computer hackers, foreign governments and cyber-terrorists, has generally increased as the number, intensity, and sophistication of attempted attacks and intrusions from around the world have increased. Our and our tenants’ IT networks and related systems are essential to the operation of each of our businesses and our and our tenants’ ability to perform day-to-day operations (including maintaining confidential patient data). Although we make efforts to maintain the security and integrity of our IT networks and related systems, and we have implemented various measures to manage the risk of a security breach or disruption, there can be no assurance that these security measures will be effective or that attempted security breaches or disruptions would not be successful or damaging. Additionally, our tenants may not have enough risk mitigation measures in place or, even if they do, such measures may not be effective. Even the most well protected information, networks, systems, and facilities remain potentially vulnerable because the techniques used in such attempted security breaches evolve and generally are not recognized until launched against a target, and in some cases are designed not to be detected and may not be detected. Accordingly, we and our tenants may be unable to anticipate these techniques or to implement adequate security barriers or other preventative measures, and it is therefore impossible to entirely mitigate the risk.

A security breach or other significant disruption involving our or our tenants’ IT networks and related systems could:

•	Disrupt the proper functioning of our or our tenants’ networks and systems and therefore our operations and/or those of our tenants;
•	Result in the unauthorized access to, and destruction, loss, theft, misappropriation or release of proprietary, confidential, sensitive, or otherwise valuable information about us, our tenants or our tenants’ patients, which others could use to compete against us or our tenants or which could expose us or our tenants to regulatory action or damage claims by third-parties;
•	Result in misstated financial reports, violations of loan covenants, missed reporting deadlines, and/or missed permitting deadlines;
•	Result in our inability to properly monitor our compliance with the rules and regulations regarding our qualification as a REIT;
•	jeopardize the building systems relied upon by our tenants for the efficient use of their leased space;
•	Require significant management attention and resources to remedy any damages that result;
•	Subject us or our tenants to claims for breach of contract, damages, credits, penalties, or termination of leases or other agreements; or
•	Damage our and our tenants’ reputations.

Any or all the foregoing could have a material adverse effect on our business, financial condition and results of operations, our ability to pay distributions to our stockholders and the trading price of our common and preferred stock.

Changes in the method pursuant to which the LIBOR rates are determined and potential phasing out of LIBOR after 2021 may affect our financial results.

LIBOR and certain other interest “benchmarks” may be subject to regulatory guidance and/or reform that could cause interest rates under our current or future debt agreements to perform differently than in the past or cause other unanticipated consequences. In July 2017, the Financial Conduct Authority (the “FCA”), which regulates LIBOR, announced its intention to stop compelling banks to submit rates for the calculation of LIBOR after 2021. As a result, the Federal Reserve Board and the Federal Reserve Bank of New York organized the Alternative Reference Rates Committee (“ARRC”) which identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative to LIBOR in derivatives and other financial contracts. The Credit Facility provides that, on or about the LIBOR cessation date (subject to an early opt-in election), LIBOR shall be replaced as a benchmark rate in the Credit Facility with a new benchmark rate to be agreed upon by the Company and the administrative agent, with such adjustments to cause the new benchmark rate to be economically equivalent to LIBOR. We are not able to predict when LIBOR will cease to be available or when there will be enough liquidity in the SOFR markets.

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

While the Company expects LIBOR to be available in substantially its current form until the end of 2021, it is possible that LIBOR will become unavailable prior to that point. This could result, for example, if sufficient banks decline to make submissions to the LIBOR administrator. In that case, the risks associated with the transition to an alternative reference rate will be accelerated and magnified.

Risks Related to the Healthcare Industry

Adverse trends in the healthcare industry may negatively affect our tenants’ businesses.

The healthcare industry is currently experiencing, among other things:

•	Changes in the demand for and methods of delivering healthcare services;
•	Competition among healthcare providers;
•	Consolidation of large health insurers;
•	Regulatory and government reimbursement uncertainty resulting from the Affordable Care Act and other healthcare reform laws;
•	Federal court decisions on cases challenging the legality of the Affordable Care Act;
•	Federal and state government plans to reduce budget deficits and address debt ceiling limits by lowering healthcare provider Medicare and Medicaid payment rates;
•	Changes in third-party reimbursement methods and policies; and
•	Increased scrutiny of billing, referral and other practices by U.S. federal and state authorities.

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

The healthcare industry is heavily regulated by U.S. federal, state and local governmental authorities. Our tenants generally will be subject to laws and regulations covering, among other things, licensure, certification for participation in government programs, billing for services, privacy and security of health information and relationships with physicians and other referral sources. See “Business–Government Laws and Regulations” for a description of the laws and regulations that affect the healthcare industry. In addition, new laws and regulations, changes in existing laws and regulations or changes in the interpretation of such laws or regulations could affect our tenants’ ability to make rent payments to us, which, in turn, could have a material adverse effect on our business, financial condition and results of operations, our ability to make distributions to our stockholders and the trading price of our common and preferred stock. These changes, in some cases, could apply retroactively. The enactment, timing or effect of legislative or regulatory changes cannot be predicted.

Violations of healthcare laws may result in criminal and/or civil penalties that range from punitive sanctions, damage assessments, penalties, imprisonment, denial of Medicare and Medicaid payments and/or exclusion from the Medicare and Medicaid programs. In addition, the Affordable Care Act clarifies that the submission of claims for items or services generated in violation of the Anti-Kickback Statute constitutes a false or fraudulent claim under the False Claims Act. The U.S. federal government has taken the position, and some courts have held that violations of other laws, such as the Stark Law, can also be a violation of the False Claims Act. Additionally, certain laws, such as the False Claims Act, allow for individuals to bring whistleblower actions on behalf of the government for violations thereof. Imposition of any of these penalties upon one of our tenants could jeopardize that tenants’ ability to operate or to make rent payments or affect the level of occupancy in our healthcare facilities, which may have a material adverse effect on our business, financial condition and results of operations, our ability to make distributions to our stockholders and the trading price of our common and preferred stock.

Reductions in reimbursement from third-party payors, including Medicare and Medicaid, could adversely affect the profitability of our tenants and hinder their ability to make rent payments to us or renew their leases.

Sources of revenue for our tenants typically include the U.S. federal Medicare program, state Medicaid programs and private insurance payors. Healthcare providers continue to face increased government and private payor pressure to control or reduce healthcare costs and significant reductions in healthcare reimbursement, including reduced reimbursements and changes to payment methodologies under the Affordable Care Act. The Congressional Budget Office, or CBO, estimates the reductions required by the Affordable Care Act over the next ten years following enactment of the act will include $415 billion in cuts to Medicare fee-for-service payments, the majority of which will come from hospitals, and that some hospitals will become insolvent as a result of the reductions. In some cases, private insurers rely on all or portions of the Medicare payment systems to determine payment rates, which may result in decreased reimbursement from private insurers. The Affordable Care Act also imposes new requirements for the health insurance industry, including prohibitions upon excluding individuals based upon pre-existing conditions, which may increase private insurer costs and, thereby, cause private insurers to reduce their payment rates to providers. Any reductions in payments or reimbursements from third-party payors could adversely affect the reimbursement rates received by our tenants, the financial success of our tenants and strategic partners and, therefore, our business, financial condition and results of operations, our ability to make distributions to our stockholders and the trading price of our common and preferred stock.

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

Real estate investments are subject to various risks and fluctuations and cycles in value and demand, many of which are beyond our control. Certain market conditions that may affect our business are as follows:

•	National or regional economic upturns could increase the value of real estate generally, which could make it more difficult for us to acquire new healthcare properties at attractive prices or prevent us from purchasing additional facilities at all;
•	National or regional economic downturns could adversely affect our tenants’ businesses, or the businesses located in our tenants’ geographic region, which could adversely affect our tenants’ ability to pay rent and the value of our healthcare properties;
•	A decrease in interest rates and financing costs could increase demand for real estate and, thus, the price of real estate. An increase in demand for real estate could make it more difficult for us to acquire additional healthcare facilities at attractive prices or prevent us from purchasing additional facilities at all; and
•	An increase in interest rates and financing costs could decrease the demand for real estate and, thus, the price of real estate. A decrease in demand for real estate could make it more difficult for us to dispose of our healthcare facilities at attractive prices or prevent us from disposing of our facilities at all.

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

In acquiring a healthcare facility, we have in the past and may in the future agree to transfer restrictions that materially restrict us from selling that healthcare facility for a period of time or impose other restrictions, such as a limitation on the amount of debt that can be placed or repaid on that healthcare facility. These transfer restrictions would impede our ability to sell a healthcare facility even if we deem it necessary or appropriate. These facts and any others that would impede our ability to respond to adverse changes in the performance of our healthcare facilities may have a material adverse effect on our business, financial condition, results of operations, our ability to make distributions to our stockholders and the trading price of our common and preferred stock.

Uncertain market conditions could cause us to sell our healthcare facilities at a loss in the future.

We intend to hold our various real estate investments until we determine that a sale or other disposition appears to be advantageous to achieve our investment objectives. Our senior management team and our board of directors may exercise their discretion as to whether and when to sell a healthcare facility, and we have no obligation to sell our facilities. We generally intend to hold our healthcare facilities for an extended period, and we cannot predict with any certainty the various market conditions affecting real estate investments that will exist at any particular time in the future. Because of the uncertainty of market conditions that may affect the future disposition of our healthcare facilities, we may not be able to sell our buildings at a profit in the future or at all. We may incur prepayment penalties if we sell a healthcare facility subject to a mortgage earlier than we otherwise had planned. Additionally, we could be forced to sell healthcare facilities at inopportune times which could result in us selling the affected building at a substantial loss. Accordingly, the extent to which you will receive cash distributions and realize potential appreciation on our real estate investments will, among other things, be dependent upon fluctuating market conditions. Any inability to sell a healthcare facility could materially, adversely affect our business, financial condition, results of operations, our ability to make distributions to our stockholders and the trading price of our common and preferred stock.

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

Under the Americans with Disabilities Act of 1990, or the ADA, all places of public accommodation are required to meet certain U.S. federal requirements related to access and use by disabled persons. Several additional U.S. federal, state and local laws may also require modifications to our healthcare facilities, or restrict certain further renovations of the buildings, with respect to access thereto by disabled persons. Noncompliance with the ADA could result in the imposition of fines, an award of damages to private litigants and/or an order to correct any non-complying feature which could result in substantial capital expenditures. Our leases typically provide that our tenants shall maintain our healthcare facilities in compliance with such laws, however, we have not conducted a detailed audit or investigation of all of our healthcare facilities to determine such compliance, and we cannot predict the ultimate cost of compliance with the ADA or other legislation. If one or more of our healthcare facilities is not in compliance with the ADA or other related legislation, then our tenants would be required to incur additional costs to bring the facility into compliance. These costs, if substantial, could have an adverse economic effect on our tenants, which could, in turn, materially adversely affect our business, financial condition and results of operations, our ability to make distributions to our stockholders and the trading price of our common stock and preferred stock.

Risks Related to Our Formation and Structure

We have no direct operations and rely on funds received from our Operating Partnership and its subsidiaries to meet our obligations.

We conduct substantially all of our operations through our Operating Partnership. As of December 31, 2019, we owned 91.82% of the outstanding OP Units. Apart from this ownership interest in our Operating Partnership, we do not have any independent operations. As a result, we rely on distributions from our Operating Partnership to pay any dividends that we might declare on our common and preferred stock. We also rely on distributions from our Operating Partnership to meet our obligations, including tax liability on taxable income allocated to us from our Operating Partnership (which might make distributions to us not equal to the tax on such allocated taxable income). Stockholders’ claims will consequently be structurally subordinated to all existing and future liabilities and obligations (whether or not for borrowed money) of our Operating Partnership and its subsidiaries. Therefore, in the event of our bankruptcy, liquidation or reorganization, claims of our stockholders will be satisfied only after all our and our Operating Partnership’s and its subsidiaries’ liabilities and obligations have been paid in full. If we do not receive enough funds from our Operating Partnership, our ability to make distributions to our stockholders and the trading price of our common and preferred stock may be materially, adversely affected.

Subject to certain requirements under Maryland law and REIT requirements, our board of directors has sole discretion to determine if we will pay distributions and the amount and frequency of such distributions, and past distribution amounts may not be indicative of future distribution amounts.

Any future distributions will be at the sole discretion of our board of directors and will depend upon a number of factors, including our actual and projected results of operations, the cash flow generated by our operations, FFO, AFFO, liquidity, our operating expenses, our debt service requirements, capital expenditure requirements for the properties in our portfolio, prohibitions and other limitations under our financing arrangements, our REIT taxable income, the annual REIT distribution requirements, restrictions on making distributions under Maryland law and such other factors as our board of directors deems relevant. During 2019, we declared distributions aggregating $0.80 per share of common stock. The tax treatment of 2019 dividends included a $0.61 return of capital per share. We cannot assure you that our distribution policy will not change in the future or that our board of directors will continue to declare dividends at the same rate as in 2019, especially if we are unable to reduce the amount of our distributions that are treated as returns of capital.

Our use of OP Units as currency to acquire healthcare facilities could result in stockholder dilution and/or limit our ability to sell such healthcare facilities, which could have a material adverse effect on us.

We have acquired, and in the future may acquire, healthcare facilities or portfolios of healthcare facilities through tax-deferred contribution transactions in exchange for OP Units, which may result in stockholder dilution. This acquisition structure may have the effect of, among other things, reducing the amount of tax depreciation we could deduct over the tax life of the acquired healthcare facilities, and has required, and may in the future require, that we agree to protect the contributors’ ability to defer recognition of taxable gain through restrictions on our ability to dispose of the acquired healthcare facilities or the allocation of partnership debt to the contributors to maintain their tax bases. These restrictions could limit our ability to sell healthcare facilities at a time, or on terms, that would be favorable absent such restrictions which, in turn, could materially, adversely affect our business, financial condition, results of operations, our ability to make distributions to our stockholders and the trading price of our common and preferred stock.

Our Operating Partnership may issue additional OP Units to third parties without the consent of our stockholders, which would reduce our ownership percentage in our Operating Partnership and could have a dilutive effect on the amount of distributions made to us by our Operating Partnership and, therefore, the amount of distributions we can make to our stockholders.

Holders of shares of our common stock will generally not have any voting rights with respect to activities of our Operating Partnership, including issuances of additional OP Units in amounts that do not exceed 20% of our outstanding shares of common stock. As of December 31, 2019, we owned 91.82% of the outstanding OP Units. Our Operating Partnership may, in connection with our acquisition of healthcare facilities or otherwise, issue additional OP Units to third parties. Such issuances would reduce our ownership percentage in our Operating Partnership and could affect the amount of distributions made to us by our Operating Partnership and, therefore, the amount of distributions we can make to our stockholders.

We may be unable to maintain effective internal controls over financial reporting.

Pursuant to the Sarbanes-Oxley Act of 2002, we are required to provide a report by management on internal controls over financial reporting, including management’s assessment of the effectiveness of such controls. Because of its inherent limitations, including the possibility of human error, the circumvention or overriding of controls, or fraud, effective internal controls over financial reporting may not prevent or detect misstatements and can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. If we fail to maintain the adequacy of our internal controls, including any failure to implement required new or improved controls as a result of changes to our business or otherwise, or if we experience difficulties in their implementation, our business, results of operations and financial condition, our ability to make distributions to our stockholders and the trading price of our common and preferred stock could be materially adversely impacted and we could fail to meet our reporting obligations.

Conflicts of interest could arise as a result of our UPREIT structure.

Conflicts of interest could arise as a result of the relationships between us and our affiliates, on the one hand, and our Operating Partnership or any partner thereof, on the other. Our directors and officers have duties to us under applicable Maryland law in connection with their management of our company. At the same time, we, as the sole member of the general partner of the Operating Partnership, have fiduciary duties to our Operating Partnership and to the limited partners under Delaware law in connection with the management of our Operating Partnership. Our duties, as the sole member of the general partner, to our Operating Partnership and its limited partners may come into conflict with the duties of our directors and officers to us.

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

Additionally, the partnership agreement expressly limits our liability by providing that we, as the sole member of the general partner of the Operating Partnership, and our directors or officers, will not be liable or accountable in damages to our Operating Partnership, the limited partners or assignees for errors in judgment, mistakes of fact or law or for any act or omission if the general partner or such director or officer acted in good faith. In addition, our Operating Partnership is required to indemnify us, our affiliates and each of our respective officers and directors, to the fullest extent permitted by applicable law against any and all losses, claims, damages, liabilities (whether joint or several), expenses (including, without limitation, attorneys’ fees and other legal fees and expenses), judgments, fines, settlements and other amounts arising from any and all claims, demands, actions, suits or proceedings, civil, criminal, administrative or investigative, that relate to the operations of our Operating Partnership, provided that our Operating Partnership will not indemnify any such person for (1) acts or omissions committed in bad faith or that were the result of active and deliberate dishonesty, (2) any transaction for which such person received an improper personal benefit in money, healthcare facility or services, or (3) in the case of a criminal proceeding, the person had reasonable cause to believe the act or omission was unlawful.

Our charter restricts the ownership and transfer of our outstanding shares of stock which may have the effect of delaying, deferring or preventing a transaction or change of control of our company.

In order for us to qualify as a REIT, no more than 50% of the value of our outstanding shares of stock may be owned, beneficially or constructively, by five or fewer individuals at any time during the last half of each taxable year other than our initial REIT taxable year. Subject to certain exceptions, our charter prohibits any stockholder from owning actually or constructively more than 9.8% in value or number of shares, whichever is more restrictive, of any class or series of our outstanding shares. The constructive ownership rules under the Internal Revenue Code of 1986, as amended (the “Code”) are complex and may cause the outstanding shares owned by a group of related individuals or entities to be deemed to be constructively owned by one individual or entity. As a result, the acquisition of less than 9.8% of our outstanding shares of any class or series by an individual or entity could cause that individual or entity to own constructively in excess of 9.8% of any class or series of our outstanding beneficial interests and to be subject to our charter’s ownership limit. Our charter also prohibits any person from owning shares of our beneficial interests that would result in our being “closely held” under Section 856(h) of the Code or otherwise cause us to fail to qualify as a REIT. Any attempt to own or transfer shares of our beneficial interest in violation of these restrictions may result in the shares being automatically transferred to a charitable trust or may be void.

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

Our board of directors, without stockholder approval, has the power under our charter to amend our charter to increase or decrease the aggregate number of shares or the number of shares of any class or series that we are authorized to issue, to authorize us to issue authorized but unissued shares of our common stock or preferred stock. In addition, under our charter, our board of directors has the power to classify or reclassify any unissued common or preferred stock into one or more classes or series of shares and set the preference, conversion or other rights, voting powers, restrictions, limitations as to dividends and other distributions, qualifications or terms or conditions of redemption for such newly classified or reclassified shares. As a result, we may issue series or classes of common or preferred stock with preferences, dividends, powers and rights, voting or otherwise, that are senior to, or otherwise conflict with, the rights of holders of our common or preferred stock. Although our board of directors has no such intention at the present time, it could establish a class or series of preferred stock that could, depending on the terms of such series, delay, defer or prevent a transaction or a change of control that might involve a premium price for shares of our common stock or that our stockholders otherwise believe to be in their best interests.

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

Provisions in the partnership agreement of our Operating Partnership may delay, or make more difficult, unsolicited acquisitions of us or changes of our control. These provisions could discourage third parties from making proposals involving an unsolicited acquisition of us or change of our control, although some stockholders might consider such proposals, if made, desirable. These provisions include, among others:

•	Redemption rights;
•	A requirement that we may not be removed as the general partner of our Operating Partnership without our consent;
•	Transfer restrictions on OP Units;
•	Our ability, as the sole member of the general partner of our Operating Partnership, in some cases, to amend the partnership agreement and to cause the Operating Partnership to issue units with terms that could delay, defer or prevent a merger or other change of control of us or our Operating Partnership without the consent of the limited partners; and
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

Because we are externally managed, we do not retain our own personnel, but instead depend upon our Advisor, and its affiliates for virtually all our services. Our Advisor selects and manages the acquisition of our healthcare facilities; administers the collection of rents; monitors lease compliance and deals with vacancies and re-letting of our healthcare facilities; coordinates disposition of our healthcare facilities; provides financial and regulatory reporting services; communicates with our stockholders; pays distributions and provides all of our other administrative services. Accordingly, our success is largely dependent upon the expertise and services of the executive officers and other key personnel of our Advisor and its affiliates.

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

Our success depends to a significant degree upon the executive officers and other key personnel of our Advisor. In particular, we rely on the services of Jeffrey Busch, our Chief Executive Officer and Chairman of our board of directors; Robert Kiernan, our Chief Financial Officer; Alfonzo Leon, our Chief Investment Officer; Danica Holley, our Chief Operating Officer; Allen Webb, our Senior Vice President, SEC Reporting and Technical Accounting and Jamie A. Barber, our Secretary and General Counsel, to manage our operations. We cannot guarantee that all, or any one of these key personnel, will remain affiliated with us or our Advisor. We do not separately maintain key person life insurance on any person. Failure of our Advisor to retain key employees and retain highly skilled managerial, operational and marketing personnel could have a material adverse effect on our business, financial condition, results of operations, our ability to make distributions to our stockholders and the trading price of our common and preferred stock.

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

In deciding whether to issue additional debt or equity securities, we will rely in part on recommendations made by our Advisor. Our Advisor earns management fees that are based on the total amount of our equity capital. Our Advisor may have an incentive to recommend that we issue additional debt or equity securities or OP Units. Future offerings of debt securities, which would rank senior to our common stock upon liquidation, and future offerings of equity securities which would dilute the common stock holdings of our existing stockholders and may be senior to our common stock for the purposes of dividend and liquidating distributions, may adversely affect the market price of our common and preferred stock.

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

If our Advisor ceases to be our Advisor, it could constitute an event of default or early termination event under our financing agreements, upon which our counterparties would have the right to terminate their agreements with us. If our Advisor ceases to be our Advisor for any reason, including upon the non-renewal or termination of our management agreement, our business, financial condition and results of operations, our ability to make distributions to our stockholders and the trading price of our common and preferred stock may be materially adversely affected.

Risks Related to an Internalization Transaction

We cannot assure you that we will be able to complete an internalization transaction.

We cannot assure you that we will be able to complete an internalization transaction. There can be no guarantee that the special committee and our independent and disinterested directors will approve the internalization transaction or, if they do, that any of the closing conditions will be satisfied or that the internalization will be consummated. Failure to complete the internalization transaction in accordance with the terms of the management agreement, or not at all, could materially adversely delay our strategy of simplifying our business and lowering our costs.

If an internalization occurs, we will incur significant additional costs associated with being self-managed.

While we believe there may be substantial benefits to the internalization of the functions performed for us by our Advisor and of bringing onboard our Advisor’s management team, there is no assurance that an internalization will be beneficial to us and our stockholders, and internalizing our management functions could reduce our earnings. For example, we may not realize the perceived benefits or we may not be able to properly integrate a new staff of employees or we may not be able to effectively replicate the services provided previously by our Advisor or its affiliates. Internalization transactions have also, in some cases, been the subject of litigation. Even if such claims were without merit, we could be forced to spend significant amounts of money and management resources defending claims. All these factors could have a material adverse effect on our business, results of operations, financial condition, our ability to pay distributions to our stockholders and the trading price of our common and preferred stock.

The agreements to be entered into in connection with the internalization transaction will be negotiated between the special committee and certain of our officers and directors that are affiliated with our Advisor, which may create conflicts of interests and result in terms and conditions that may not be as favorable to us as if they had been negotiated with unaffiliated third parties.

Our Advisor is affiliated with certain of our officers and directors. Accordingly, those officers and directors may receive economic benefits as a result of the internalization transaction, which may differ from, and be in conflict with, our interests and the interests of our stockholders. Furthermore, the agreements to be entered into in connection with the internalization transaction will be negotiated between the special committee and affiliates of our Advisor, and their terms and conditions may not be as favorable to us as if they had been negotiated with unaffiliated third parties. Moreover, if any of the Advisor-related parties to the applicable transaction agreements were to breach any of the representations, warranties or covenants it makes therein, we may choose not to enforce, or to enforce less vigorously, our rights because of our desire to maintain our ongoing relationship with our Advisor and the certain of our officers and directors who are affiliated with our Advisor. Moreover, the representations, warranties, covenants and indemnities in any applicable transaction agreements are expected to be subject to limitations and qualifiers, which may also limit our ability to enforce any remedy under such agreements.

Following an internalization transaction, we may continue to be reliant on our Advisor for some period of time and certain officers of our Advisor may engage in activities that divert their attention from our business.

Following the consummation of an internalization transaction, we may remain reliant on certain employees of our Advisor for certain transitional services for a period of time after the closing, which may include but may not be limited to information technology, human resources, insurance, investor relations, legal, tax and accounting services. We can provide no assurances that we will be successful in internalizing those functions or identifying and engaging third-parties to provide those services to us. Moreover, certain of our officers and non-independent directors are also employees of our Advisor and have significant responsibilities for our Advisor’s other managed fund. As a result, those officers and directors will not devote 100% of their time to the management of our business and we may not receive the level of support and assistance that we otherwise might receive if those officers and directors did not have such outside obligations.

If we internalize our management functions, the interest of current stockholders’ in our Company could be diluted.

The consideration for an internalization transaction may take the form of our common stock or OP units redeemable for our common stock. If we issue common stock or OP Units in an internalization transaction, your interests as stockholder could be diluted.

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

In addition, if we fail to qualify as a REIT, we will no longer be required to make distributions. As a result of all these factors, our failure to qualify as a REIT could impair our ability to expand our business and raise capital, and it would adversely affect our business, financial condition, results of operations, our ability to make distributions to our stockholders and the trading price of our common and preferred stock.

Even if we continue to qualify as a REIT, we may face other tax liabilities that could reduce our cash flows and negatively impact our results of operations and financial condition.

Even if we continue to qualify for taxation as a REIT, we may be subject to certain U.S. federal, state and local taxes on our income and assets, including taxes on any undistributed income, taxes on income from some activities conducted as a result of a foreclosure, and state or local income, property and transfer taxes. In addition, any taxable REIT subsidiary (“TRS”) that we may form in the future will be subject to regular corporate U.S. federal, state and local taxes. In addition, if a TRS borrows funds either from us or a third party, it may be unable to deduct all or a portion of the interest paid, resulting in a higher corporate-level tax liability. Specifically, the TCJA imposes a disallowance of deductions for business interest expense (even if paid to third parties) in excess of the sum of a taxpayer’s business interest income and 30% of the adjusted taxable income of the business, which is its taxable income computed without regard to business interest income or expense, net operating losses or the pass-through income deduction (and for taxable years before 2022, excludes depreciation and amortization). The TRS rules also impose a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s-length basis. Any of these taxes would decrease cash available for distributions to stockholders, which, in turn, could materially adversely affect our business, financial condition, results of operations, our ability to make distributions to our stockholders and the trading price of our common and preferred stock.

Failure to make required distributions would subject us to U.S. federal corporate income tax.

In order to qualify as a REIT, we generally are required to distribute at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gain, each year to our stockholders. To the extent that we satisfy this distribution requirement but distribute less than 100% of our REIT taxable income, we will be subject to U.S. federal corporate income tax on our undistributed taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we pay out to our stockholders in a calendar year is less than a minimum amount specified under the Code. Any of these taxes would decrease cash available for distributions to stockholders which, in turn, could materially adversely affect our business, financial condition, results of operations, our ability to make distributions to our stockholders and the trading price of our common and preferred stock.

Recharacterization of sale-leaseback transactions may cause us to lose our REIT status.

We have engaged, and expect to engage in the future, in transactions in which we purchase healthcare facilities and lease them back to the sellers of such healthcare facilities. Although we have structured, and intend to continue to structure, any such sale-leaseback transaction so that the lease will be characterized as a “true lease” for tax purposes, thereby allowing us to be treated as the owner of the healthcare facility for U.S. federal income tax purposes, we cannot assure you that the Internal Revenue Service (the “IRS”) will not challenge such characterization. If any sale-leaseback transaction is challenged as a partnership for U.S. federal income tax purposes, all of the payments that we receive from the tenant may not be treated as qualifying income for the 75% or 95% gross income tests required for REIT qualification and we may fail to qualify as a REIT as a result. If any sale-leaseback transaction is challenged as a financing transaction or loan for U.S. federal income tax purposes, we would not be treated as the owner of the applicable healthcare facility and our deductions for depreciation and cost recovery relating to such healthcare facility would be disallowed. As a result, the amount of our REIT taxable income could be recalculated, which might cause us to fail to meet the distribution requirement required for REIT qualification. Although we may be able to cure such failure by making a distribution in a subsequent taxable year and paying an interest charge, no assurance can be provided that we will be able to make the required distribution or pay the required interest charge. If we lose our REIT status, our business, financial condition, results of operations, ability to make distributions to our stockholders and the trading price of our common and preferred stock could be materially adversely affected.

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

In particular, we must ensure that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified real estate assets. The remainder of our investment in securities (other than government securities, securities of TRSs and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities, securities of TRSs and qualified real estate assets) can consist of the securities of any one issuer, no more than 20% of the value of our total assets can be represented by the securities of one or more TRSs, and no more than 25% of our assets can be represented by debt of “publicly offered REITs” (i.e., REITs that are required to file annual and periodic reports with the SEC under the Exchange Act) that is not secured by real property or interests in real property. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate otherwise attractive investments. These actions could materially adversely affect our business, financial condition, results of operations, our ability to make distributions to our stockholders and the trading price of our common and preferred stock.

Certain taxes may limit our ability to dispose of our healthcare facilities.

A REIT’s net income from prohibited transactions is subject to a 100% tax. In general, prohibited transactions are sales or other dispositions of property, other than foreclosure property, held primarily for sale to customers in the ordinary course of business. We may be subject to the prohibited transaction tax equal to 100% of net gain upon a disposition of real property. Although a safe harbor to the characterization of the sale of real property by a REIT as a prohibited transaction is available, we cannot assure you that we can comply with the safe harbor or that we will avoid owning property that may be characterized as held primarily for sale to customers in the ordinary course of business. Consequently, we may choose not to engage in certain sales of our healthcare facilities or may conduct such sales through any TRS that we may form, which would be subject to U.S. federal and state income taxation.

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

We may satisfy the 90% distribution test with taxable distributions of our common stock. The IRS has issued Revenue Procedure 2017-45 authorizing elective cash/stock dividends to be made by publicly offered REITs. Pursuant to Revenue Procedure 2017-45, effective for distributions declared on or after August 11, 2017, the IRS will treat the distribution of stock pursuant to an elective cash/stock dividend as a distribution of property under Section 301 of the Code (i.e., a dividend), as long as at least 20% of the total dividend is available in cash and certain other parameters detailed in the Revenue Procedure are satisfied.

Although we have no current intention of paying dividends in our common stock, if we make a taxable dividend payable in cash and common stock, taxable stockholders receiving such dividends will be required to include the full amount of the dividend as income to the extent of our current and accumulated earnings and profits, as determined for U.S. federal income tax purposes. As a result, stockholders may be required to pay income tax with respect to such dividends in excess of the cash dividends received. If a U.S. stockholder sells the common stock that it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our common stock at the time of the sale. Furthermore, with respect to certain non-U.S. stockholders, we may be required to withhold U.S. federal income tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in common stock. If we make a taxable dividend payable in cash and our common stock and a significant number of our stockholders determine to sell shares of our common stock in order to pay taxes owed on dividends, it may put downward pressure on the trading price of our common stock.

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

Our ownership of a TRS we may form in the future will be subject to limitations and our transactions with a TRS will cause us to be subject to a 100% penalty tax on certain income or deductions if those transactions are not conducted on arm’s-length terms.

Overall, no more than 20% of the value of a REIT’s assets may consist of stock or securities of one or more TRSs. Several provisions of the Code regarding the arrangements between a REIT and its TRSs ensure that a TRS will be subject to an appropriate level of U.S. federal income taxation. For example, the Code imposes a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s-length basis. In addition, any income earned by a TRS that is attributable to services provided to its parent REIT, or on the REIT’s behalf to any of its tenants, that is less than the amounts that would have been charged based upon arm’s-length negotiations, will also be subject to a 100% excise tax. We will monitor the value of our respective investments in any TRS that we may form for the purpose of ensuring compliance with TRS ownership limitations and will structure our transactions with any TRS on terms that we believe are arm’s length to avoid incurring the 100% excise taxes described above. There can be no assurance, however, that we will be able to comply with the 20% limitation or to avoid application of the 100% excise taxes. If we are subject to either 100% excise tax, our business, financial condition, results of operations, our ability to make distributions to our stockholders and the trading price of our common and preferred stock could be materially adversely affected.

The formation of a TRS lessee would increase our overall tax liability.

We may, in the future, form one or more TRS lessees to lease “qualified health care properties” from us. Any TRS lessee we may form will be subject to U.S. federal and state income tax on its taxable income, which will consist of the revenues from the qualified healthcare facilities leased by the TRS lessee, net of the operating expenses for such healthcare facilities and rent payments to us. In addition, if a TRS borrows funds either from us or a third party, it may be unable to deduct all or a portion of the interest paid, resulting in a higher corporate-level tax liability. Specifically, the TCJA imposes a disallowance of deductions for business interest expense (even if paid to third parties) in excess of the sum of a taxpayer’s business interest income and 30% of the adjusted taxable income of the business, which is its taxable income computed without regard to business interest income or expense, net operating losses or the pass-through income deduction (and for taxable years before 2022, excludes depreciation and amortization). Accordingly, although our ownership of a TRS lessee would allow us to participate in the operating income from our healthcare facilities leased to the TRS lessee on an after-tax basis in addition to receiving rent, that operating income would be fully subject to U.S. federal and state income tax, which could materially adversely affect our business, financial conditions, results of operations, ability to make distributions to our stockholders and the trading price of our common and preferred stock.

If leases of our healthcare facilities are not respected as true leases for U.S. federal income tax purposes, we would fail to qualify as a REIT and would be subject to higher taxes and have less cash available for distribution to our stockholders.

To qualify as a REIT, we must satisfy two gross income tests, under which specified percentages of our gross income must be derived from certain sources, such as “rents from real property.” Rents paid to our Operating Partnership by third-party lessees and any TRS lessee that we may form in the future pursuant to the leases of our healthcare facilities will constitute substantially all of our gross income. In order for such rent to qualify as “rents from real property” for purposes of the gross income tests, the leases must be respected as true leases for U.S. federal income tax purposes and not be treated as service contracts, joint ventures or some other type of arrangement. If our leases are not respected as true leases for U.S. federal income tax purposes, we would fail to qualify as a REIT, which, in turn, could materially adversely affect our business, financial conditions, results of operations, ability to make distributions to our stockholders and the trading price of our common and preferred stock.

If a TRS lessee failed to qualify as a TRS or the facility operators engaged by a TRS lessee did not qualify as “eligible independent contractors,” we would fail to qualify as a REIT and would be subject to higher taxes and have less cash available for distribution to our stockholders.

Rent paid by a lessee that is a “related party tenant” of ours will not be qualifying income for purposes of the two gross income tests applicable to REITs. We may, in the future, lease certain of our healthcare facilities that qualify as “qualified health care properties” to a TRS lessee. So long as that TRS lessee qualifies as a TRS, it will not be treated as a “related party tenant” with respect to our healthcare facilities that are managed by an independent facility operator that qualifies as an “eligible independent contractor.” We would seek to structure any future arrangements with a TRS lessee such that the TRS lessee would qualify to be treated as a TRS for U.S. federal income tax purposes, but there can be no assurance that the IRS would not challenge the status of a TRS for U.S. federal income tax purposes or that a court would not sustain such a challenge. If the IRS were successful in disqualifying a TRS lessee from treatment as a TRS, it is possible that we would fail to meet the asset tests applicable to REITs and a significant portion of our income would fail to qualify for the gross income tests. If we failed to meet either the asset or gross income tests, we would likely lose our REIT qualification for U.S. federal income tax purposes, which, in turn, could materially adversely affect our business, financial condition, results of operations, ability to make distributions to our stockholders and the trading price of our common and preferred stock.

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

In order to qualify as a REIT for each taxable year, five or fewer individuals, as defined in the Code, may not own, beneficially or constructively, more than 50% in value of our issued and outstanding shares of capital stock at any time during the last half of a taxable year. Attribution rules in the Code determine if any individual or entity beneficially or constructively owns our shares of capital stock under this requirement. Additionally, at least 100 persons must beneficially own our shares of capital stock during at least 335 days of a taxable year for each taxable year. To help ensure that we meet these tests, our charter restricts the acquisition and ownership of shares of our capital stock.

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

The maximum U.S. federal income tax rate applicable to “qualified dividend income” payable to U.S. stockholders that are taxed at individual rates is 20% (plus the 3.8% surtax on net investment income, if applicable). Dividends payable by REITs, however, generally are not eligible for the reduced rates on qualified dividend income. Rather, under the TCJA, ordinary REIT dividends constitute “qualified business income” and thus a 20% deduction is available to individual taxpayers with respect to such dividends, resulting in a 29.6% maximum U.S. federal income tax rate (plus the 3.8% surtax on net investment income, if applicable) for individual U.S. stockholders. Without further legislative action, the 20% deduction applicable to ordinary REIT dividends will expire on January 1, 2026. The more favorable rates applicable to regular corporate qualified dividends could cause investors who are taxed at individual rates to perceive investments in REITs to be relatively less attractive than investments in the stock of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our common and preferred stock.

We may be subject to adverse legislative or regulatory tax changes.

At any time, the U.S. federal income tax laws or regulations governing REITs or the administrative interpretations of those laws or regulations may be amended. We cannot predict when or if any new U.S. federal income tax law, regulation or administrative interpretation, or any amendment to any existing U.S. federal income tax law, regulation or administrative interpretation, will be adopted, promulgated or become effective and any such law, regulation, or interpretation may take effect retroactively. We and our stockholders could be adversely affected by any such change in the U.S. federal income tax laws, regulations or administrative interpretations which, in turn, could materially adversely affect our business, financial conditions, results of operation, ability to make distributions to our stockholders and the trading price of our common and preferred stock.

The TCJA made significant changes to the U.S. federal income tax rules for taxation of individuals and corporations. In the case of individuals, the tax brackets were adjusted, the top U.S. federal income tax rate was reduced to 37%, special rules reduced taxation of certain income earned through pass-through entities and reduced the top effective tax rate applicable to ordinary dividends from REITs to 29.6% (through a 20% deduction for ordinary REIT dividends received) and various deductions were eliminated or limited, including a limitation on the deduction for state and local taxes to $10,000 per year. Most of the changes applicable to individuals are temporary and apply only to taxable years beginning after December 31, 2017 and before January 1, 2026. The top corporate income tax rate was reduced to 21%. There were only minor changes to the REIT rules (other than the 20% deduction applicable to individuals for ordinary REIT dividends received). The TCJA made numerous other large and small changes to the tax rules that do not affect REITs directly but may affect our stockholders and may indirectly affect us.

If our Operating Partnership failed to qualify as a partnership for U.S. federal income tax purposes, we would cease to qualify as a REIT and suffer other adverse consequences.

We believe that our Operating Partnership will be treated as a partnership for U.S. federal income tax purposes. As a partnership, our Operating Partnership will not be subject to U.S. federal income tax on its income. Instead, each of its partners, including us, will be allocated, and may be required to pay tax with respect to, its share of our Operating Partnership’s income. We cannot assure you, however, that the IRS will not challenge the status of our Operating Partnership or any other subsidiary partnership in which we own an interest as a partnership for U.S. federal income tax purposes, or that a court would not sustain such a challenge. If the IRS were successful in treating our Operating Partnership or any such other subsidiary partnership as an entity taxable as a corporation for U.S. federal income tax purposes, we would fail to meet the gross income tests and certain of the asset tests applicable to REITs and, accordingly, we would likely cease to qualify as a REIT. Also, the failure of our Operating Partnership or any subsidiary partnerships to qualify as a partnership could cause it to become subject to U.S. federal and state corporate income tax, which, in turn, could materially adversely affect our business, financial condition, results of operations, ability to make distributions to our stockholders and the trading price of our common and preferred stock.

Tax protection agreements may limit our ability to sell or otherwise dispose of certain properties and may require our Operating Partnership to maintain certain debt levels that otherwise would not be required to operate our business.

In connection with contributions of properties to our Operating Partnership, our Operating Partnership has entered and may in the future enter into tax protection agreements under which it agrees to minimize the tax consequences to the contributing partners resulting from the sale or other disposition of the contributed properties. Tax protection agreements may make it economically prohibitive to sell any properties that are subject to such agreements even though it may otherwise be in our stockholders’ best interests to do so. In addition, we may be required to maintain a minimum level of indebtedness throughout the term of any tax protection agreement regardless of whether such debt levels are otherwise required to operate our business. Nevertheless, we have entered and may in the future enter into tax protection agreements to assist contributors of properties to our Operating Partnership in deferring the recognition of taxable gain as a result of and after any such contribution.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The information set forth under the caption “Our Properties” in Item 1 of this Annual Report on Form 10-K is incorporated by reference herein.

ITEM 3.	LEGAL PROCEEDINGS

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition, results of operations, or cash flows. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, our preferred stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the New York Stock Exchange under the ticker symbol “GMRE.”

The Company declared and paid a dividend of $0.20 per share of common stock for each quarter within the fiscal years ended December 31, 2019 and 2018. The declaration and payment of quarterly dividends remains subject to the review and approval of the Board of Directors, see “Risk Factors — Subject to certain requirements under Maryland law and REIT requirements, our board of directors has sole discretion to determine if we will pay distributions and the amount and frequency of such distributions, and past distribution amounts may not be indicative of future distribution amounts.”

Performance Graph

This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of Global Medical REIT Inc. under the Securities Act or the Exchange Act.

The graph below compares the cumulative total return of our common stock, the S&P 500, the MSCI US REIT Index, and the SNL U.S. REIT Healthcare Index from July 1, 2016 (the completion date of our IPO) through December 31, 2019. The comparison assumes $100 was invested on July 1, 2016 in our common stock and in each of the foregoing indices and assumes reinvestment of dividends, as applicable. The MSCI U.S. REIT Index consists of equity REITs that are included in the MSCI US Investable Market 2500 Index, except for specialty equity REITS that do not generate a majority of their revenue and income from real estate rental and leasing operations. The SNL U.S. REIT Healthcare Index consists of all publicly traded (NYSE, NYSE MKT, NASDAQ, OTC) Healthcare REITs in SNL’s coverage universe. We have included the MSCI U.S. REIT Index and the SNL U.S. REIT Healthcare Index because we believe that they are representative of the industry in which we compete and are relevant to an assessment of our performance.

	Period Ending
Index	07/01/16	12/31/16	12/31/17	12/31/18	12/31/19
Global Medical REIT Inc.	$100.00	$91.60	$92.05	$109.64	$175.34
S&P 500 Index	$100.00	$107.59	$131.08	$125.34	$164.80
MSCI U.S. REIT Index	$100.00	$95.55	$100.39	$95.80	$120.56
SNL U.S. REIT Healthcare Index	$100.00	$91.98	$91.84	$97.53	$118.74

As of March 2, 2020, there were 32 record holders, and 44,259,739 shares of common stock issued and outstanding. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares of record are held by banks, brokers and other financial institutions. As of December 31, 2019 and 2018, there were 43,805,739 and 25,944,484 outstanding shares of common stock, respectively.

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

	Year Ended December 31,
	2019	2018	2017	2016	2015
Statements of Operations Data
Total revenue	$70,726	$53,192	$30,344	$8,211	$2,062
Total expenses	61,138	46,306	30,431	14,564	3,671
Income (loss) before gain on sale of investment property	9,588	6,886	(87)	(6,353)	(1,609)
Gain on sale of investment property	-	7,675	-	-	-
Net income (loss)	9,588	14,561	(87)	(6,353)	(1,609)
Less: Preferred stock dividends	(5,822)	(5,822)	(1,714)	-	-
Less: Net (income) loss attributable to noncontrolling interest	(354)	(1,071)	49	-	-
Net income (loss) attributable to common stockholders	$3,412	$7,668	$(1,752)	$(6,353)	$(1,609)
Dividends declared per share of common stock	$0.80	$0.80	$0.80	$0.74	$1.02

Net income (loss) attributable to common stockholders per share – basic and diluted	$0.10	$0.35	$(0.09)	$(0.68)	$(6.44)

Weighted average shares outstanding – basic and diluted	33,865	21,971	19,617	9,302	250

	As of December 31,
	2019	2018	2017	2016	2015
Balance Sheets Data
Net investment in real estate	$849,026	$616,925	$457,913	$203,510	$55,149
Total assets	$884,934	$636,009	$471,821	$226,392	$65,329
Credit Facility, net	$347,518	$276,353	$162,150	$26,773	$-
Notes payable, net	$38,650	$38,654	$38,545	$38,413	$23,485
Total liabilities	$424,581	$336,349	$212,808	$71,364	$65,467
Preferred stock	$74,959	$74,959	$74,959	$-	$-
Total stockholders’ equity (deficit)	$430,270	$269,295	$246,335	$155,028	$(139)
Noncontrolling interest	$30,083	$30,455	$12,678	$-	$-
Total equity (deficit)	$460,353	$299,750	$259,013	$155,028	$(139)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our financial statements, including the notes to those financial statements, included elsewhere in this Report. Some of the statements we make in this section are forward-looking statements within the meaning of the federal securities laws. For a complete discussion of forward-looking statements, see the section in this Report entitled “Special Note Regarding Forward-Looking Statements.” Certain risk factors may cause actual results, performance or achievements to differ materially from those expressed or implied by the following discussion. For a discussion of such risk factors, see the section in this Report entitled “Risk Factors.”

  Overview

Global Medical REIT Inc. (the “Company,” “us,” “we,” or “our”) is an externally managed, Maryland corporation engaged primarily in the acquisition of purpose-built healthcare facilities and leasing of those facilities to strong healthcare systems and physician groups with leading market share. The Company is externally managed and advised by Inter-American Management LLC (the “Advisor”).

We elected to be taxed as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2016. We conduct our business through an umbrella partnership real estate investment trust, or UPREIT, structure in which our properties are owned by wholly owned subsidiaries of our operating partnership, Global Medical REIT L.P. (the “Operating Partnership”). Our wholly owned subsidiary, Global Medical REIT GP, LLC, is the sole general partner of our Operating Partnership and, as of December 31, 2019, we owned approximately 91.82% of the outstanding operating partnership units (“OP Units”) of our Operating Partnership.

Our Business Objectives and Investment Strategy

Our principal business objective is to provide attractive, risk-adjusted returns to our stockholders through a combination of (i) reliable dividends and (ii) long-term capital appreciation. Our primary strategies to achieve our business objective are to:

•	construct a property portfolio that consists substantially of medical office buildings (MOBs), specialty hospitals and ambulatory surgery centers (ASCs) and in-patient rehabilitation facilities that are primarily located in secondary markets and are situated to take advantage of the aging of the U.S. population and the decentralization of healthcare;
•	focus on practice types that will be utilized by an aging population and that are highly dependent on their purpose-built real estate to deliver core medical procedures, such as cardiovascular treatment, rehabilitation, eye surgery, gastroenterology, oncology treatment and orthopedics;
•	set aside a portion of our property portfolio for opportunistic acquisitions of non-core assets, such as (i) certain acute-care hospitals and long-term acute care facilities (LTACs), that we believe provide premium, risk-adjusted returns and (ii) health system corporate office and administrative buildings, which we believe will help us develop relationships with larger health systems;
•	lease the facilities under long-term, triple-net leases with contractual rent escalations;
•	lease each facility to medical providers with a track record of successfully managing excellent clinical and profitable practices; and
•	receive credit protections from our tenants or their affiliates, including personal and corporate guaranties, rent reserves and rent coverage requirements.

2019 Executive Summary

The following table summarizes the material changes in our business and operations during 2019:

	Year Ended December 31,
	2019	2018
	(in thousands, except per share amounts)
Rental revenue	$70,515	$53,138
Gain on sale of investment property	$-	$7,675
Depreciation and amortization expenses	$24,635	$17,269
Interest expense	$17,472	$14,975
General and administrative expense	$6,536	$5,537
Net income attributable to common stockholders per share	$0.10	$0.35
FFO per share and unit(1)	$0.75	$0.76
AFFO per share and unit(1)	$0.75	$0.76
Dividends per share of common stock	$0.80	$0.80

Weighted average shares of common stock outstanding	33,865	21,971
Weighted average OP Units outstanding	3,144	1,704
Weighted average LTIP Units outstanding	780	586
Total weighted average shares and units outstanding	37,789	24,261

(1)	See “—Non-GAAP Financial Measures,” for a description of our non-GAAP financial measures and a reconciliation of our non-GAAP financial measures.

	As of December 31,
	2019	2018
	(dollars in thousands)
Total investment in real estate, gross	$905,529	$647,550
Total debt, net	$386,168	$315,007
Weighted average interest rate	3.90%	4.64%
Total equity (including noncontrolling interest)	$460,353	$299,750
Net leasable square feet	2,780,851	2,078,915

Our Properties

During the year ended December 31, 2019, we completed 18 acquisitions encompassing an aggregate of 701,936 leasable square feet for an aggregate contractual purchase price of approximately $253.5 million with annualized base rent of $19.0 million. We funded our 2019 acquisitions through a combination of equity issuances and borrowings under our Credit Facility. As of December 31, 2019, our portfolio consisted of gross investment in real estate of $905.5 million, which was comprised of 68 facilities with an aggregate of approximately 2.8 million leasable square feet and approximately $70.4 million of annualized base rent.

Capital Raising Activity

During the year ended December 31, 2019, we raised $200.1 million of equity through a combination of common stock and OP Unit issuances at an average issuance price of $11.23 per share. Our equity issuances during the year ended December 31, 2019 included the following:

•	underwritten public offerings of our common stock in March and December 2019, which resulted in the issuance of 15.1 million shares of our common stock at an average public offering price of $11.23 per share, generating gross proceeds of $170.0 million;
•	at-the-market (“ATM”) offering issuances of 2.6 million shares of our common stock at an average public offering price of $11.24 per share, generating gross proceeds of $29.6 million: and
•	an OP Unit issuance of 49 thousand units with a value of $506 thousand in connection with a facility acquisition, at a price of $10.30 per unit.

Debt Activity

During the year ended December 31, 2019, we borrowed $244.3 million under the Credit Facility and repaid $173.2 million, for a net amount borrowed of $71.1 million. As of December 31, 2019, the net outstanding Credit Facility balance was $347.5 million.

On September 30, 2019, we entered into an amendment to our Credit Facility that, among other things, (i) increased the borrowings under the term-loan component (the “Term Loan”) from $175 million to $300 million, representing the exercise of the remaining $75 million accordion feature and a re-allocation of $50 million from the revolver component (the “Revolver”) to the Term Loan and (ii) added a new $150 million accordion feature. Additionally, on October 3, 2019, we hedged our interest rate risk on the Term Loan by entering into two interest rate swaps with an aggregate notional amount of $130 million and a term of approximately five years, which effectively fixed the LIBOR component of the interest rate on a corresponding amount of the Term Loan at 1.21%. As of December 31, 2019, in total we had five interest rate swaps with three counterparties to hedge the LIBOR component of our interest rate risk related to the entire Term Loan. Together, these swaps fix the LIBOR component of the entire $300 million Term Loan on a weighted average basis at 2.17%. An aggregate of $200 million of the swaps mature in August 2024 and an additional $100 million matures in August 2023.

Recent Developments

2020 Completed Acquisitions

Using borrowing capacity under the Revolver, since December 31, 2019, we have closed on the following properties:

Property	City	Rentable Square Feet (RSF)	Purchase Price(1) (in thousands)	Annualized Base Rent(2) (in thousands)	Capitalization Rate(3)
Wake Forest Baptist Health	High Point, NC	97,811	$24,750	$1,832	7.4%
Medical Associates	Clinton, IA	115,142	11,350	1,282	11.3%
Ascension St. Mary’s Hospital	West Allis, WI	33,670	9,025	664	7.4%
Totals/Weighted Average		246,623	$45,125	$3,778	8.4%

(1) Represents contractual purchase price.

(2)Monthly base rent at acquisition multiplied by 12.

(3) Capitalization rates are calculated based on current lease terms and do not give effect to future rent escalations.

Properties Under Contract

We have five properties under contract for an aggregate purchase price of approximately $84.9 million. We are currently in the due diligence period for our properties under contract. If we identify problems with any of these properties or the operator of any property during our due diligence review, we may not close the transaction on a timely basis or we may terminate the purchase agreement and not close the transaction.

Management Internalization Evaluation

On December 13, 2019, our board of directors formed a special committee of three independent and disinterested directors to evaluate an internalization transaction.

See Item 1. Business “– Management Internalization Evaluation,” for additional information.

Trends Which May Influence Our Results of Operations

We believe the following trends may positively impact our results of operations:

•	Growing healthcare expenditures – According to the U.S. Department of Health and Human Services, overall healthcare expenditures are expected to grow at an average rate of 5.5% per year through 2027. We believe the long-term growth in healthcare expenditures will help maintain or increase the value of our healthcare real estate portfolio;
•	An aging population – According to the 2010 U.S. Census, the segment of the population consisting of people 65 years or older comprise the fastest growing segment of the overall U.S. population. We believe this segment of the U.S. population will utilize many of the services provided at our healthcare facilities such as orthopedics, cardiac, gastroenterology and rehabilitation;
•	A continuing shift towards outpatient care – According to the American Hospital Association, patients are demanding more outpatient operations. We believe this shift in patient preference from inpatient to outpatient facilities will benefit our tenants as most of our properties consist of outpatient facilities;
•	Physician practice group and hospital consolidation – We believe the trend towards physician group consolidation will serve to strengthen the credit quality of our tenants if our tenants merge or are consolidated with larger health systems; and
•	A highly fragmented healthcare real estate market – Despite the move toward consolidation with respect to healthcare services, we believe the healthcare real estate market continues to be highly fragmented, which will provide us with significant acquisition opportunities.

We believe the following trends may negatively impact our results of operations:

•	Changes in third party reimbursement methods and policies – As the price of healthcare services continues to increase, we believe third-party payors, such as Medicare and commercial insurance companies, will continue to scrutinize and reduce the types of healthcare services eligible for, and the amounts of, reimbursement under their health insurance plans. Additionally, many employer-based insurance plans have continued to increase the percentage of insurance premiums for which covered individuals are responsible. If these trends continue, our tenants may experience lower patient volumes as well as higher patient credit risks, which could negatively impact their business as well as their ability to pay rent to us.

Critical Accounting Policy

The preparation of financial statements in conformity with GAAP requires our management to use judgment in the application of accounting policies, including making estimates and assumptions. We base estimates on the best information available to us at the time, our experience and on various other assumptions believed to be reasonable under the circumstances. These estimates affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If our judgment or interpretation of the facts and circumstances relating to various transactions or other matters had been different, it is possible that different accounting would have been applied, resulting in a different presentation of our financial statements. From time-to-time, we re-evaluate our estimates and assumptions. In the event estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current estimates and assumptions about matters that are inherently uncertain. For a more detailed discussion of our significant accounting policy, see Note 2 – “Summary of Significant Accounting Policies” in the footnotes to the accompanying financial statements. Below is a discussion of accounting policy that we consider critical in that it may require complex judgment in its application or require estimates about matters that are inherently uncertain.

Investment in Real Estate

The Company determines when an acquisition meets the definition of a business or alternatively should be accounted for as an asset acquisition in accordance with Accounting Standard Codification (“ASC”) Topic 805 “Business Combinations” (“ASC Topic 805”), which requires that, when substantially all of the fair value of an acquisition is concentrated in a single identifiable asset or a group of similar identifiable assets, the asset or group of similar identifiable assets does not meet the definition of a business and therefore is required to be accounted for as an asset acquisition. Transaction costs continue to be capitalized for asset acquisitions and expensed as incurred for business combinations. ASC Topic 805 resulted in all of our post-January 1, 2018 acquisitions being accounted for as asset acquisitions because substantially all of the fair value of the gross assets the Company acquires are concentrated in a single asset or group of similar identifiable assets. For asset acquisitions that are “owner occupied” (meaning that the seller either is the tenant or controls the tenant), the purchase price, including capitalized acquisition costs, will be allocated to land and building based on their relative fair values with no value allocated to intangible assets or liabilities. For asset acquisitions where there is a lease in place but not “owner occupied,” we will allocate the purchase price to tangible assets and any intangible assets acquired or liabilities assumed based on their relative fair values. Fair value is determined based upon the guidance of ASC Topic 820, “Fair Value Measurements and Disclosures,” and generally are determined using Level 2 inputs, such as rent comparables, sales comparables, and broker indications. Although Level 3 Inputs are utilized, they are minor in comparison to the Level 2 data used for the primary assumptions. The determination of fair value involves the use of significant judgment and estimates. We make estimates to determine the fair value of the tangible and intangible assets acquired and liabilities assumed using information obtained from multiple sources, including pre-acquisition due diligence, and we routinely utilize the assistance of a third-party appraiser.

Valuation of tangible assets:

The fair value of land is determined using the sales comparison approach whereby recent comparable land sales and listings are gathered and summarized. The available market data is analyzed and compared to the land being valued and adjustments are made for dissimilar characteristics such as market conditions, size, and location. We estimate the fair value of buildings acquired on an as-if-vacant basis and depreciate the building value over its estimated remaining life. Fair value is primarily based on estimated cash flow projections that utilize discount and/or capitalization rates as well as available market information. We determine the fair value of site improvements (non-building improvements that include paving and other) using the cost approach, with a deduction for depreciation, and depreciate the site improvements over their estimated remaining useful lives. Tenant improvements represent fixed improvements to tenant spaces, the fair value of which is estimated using prevailing market tenant improvement allowances. Tenant improvements are amortized over the remaining term of the lease.

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

Consolidated Results of Operations

The major factor that resulted in variances in our results of operations for each revenue and expense category for the year ended December 31, 2019, compared to the year ended December 31, 2018, was the increase in the size of our property portfolio. Our total investments in real estate, net of accumulated depreciation and amortization, was $849.0 million and $616.9 million as of December 31, 2019 and 2018, respectively.

For a discussion related to our results of operations for the year ended December 31, 2018 compared to the year ended December 31, 2017, refer to Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2018, which was filed with the SEC on March 11, 2019.

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018

	For the Year Ended December 31,
	2019	2018	$ Change
Revenue
Rental revenue	$70,515	$53,138	$17,377
Other income	211	54	157
Total revenue	70,726	53,192	17,534

Expenses
General and administrative	6,536	5,537	999
Operating expenses	5,958	3,720	2,238
Management fees – related party	6,266	4,422	1,844
Depreciation expense	19,066	13,644	5,422
Amortization expense	5,569	3,625	1,944
Interest expense	17,472	14,975	2,497
Preacquisition fees	271	383	(112)
Total expenses	61,138	46,306	14,832
Income before gain from sale of investment property	9,588	6,886	2,702
Gain on sale of investment property	-	7,675	(7,675)
Net income	$9,588	$14,561	$(4,973)

Revenue

Total Revenue

Total revenue for the year ended December 31, 2019 was $70.7 million, compared to $53.2 million for the same period in 2018, an increase of $17.5 million. The increase was primarily the result of rental revenue earned from the facilities we acquired during 2019, as well as from the recognition of a full year of rental revenue in 2019 from acquisitions that were completed during 2018. Additionally, rental revenue for the years ended December 31, 2019 and 2018 included $5.2 million and $3.6 million, respectively, in revenue that was recognized from expense recoveries.

Expenses

General and Administrative

General and administrative expenses for the year ended December 31, 2019 were $6.5 million, compared to $5.5 million for the same period in 2018, an increase of $1.0 million. The increase was primarily related to an increase in non-cash LTIP compensation expense which was $3.3 million for the year ended December 31, 2019, compared to $2.7 million for the same period in 2018.

Operating Expenses

Operating expenses for the year ended December 31, 2019 were $6.0 million, compared with $3.7 million for the same period in 2018, an increase of $2.3 million. The increase results from $5.2 million of reimbursable property operating expenses incurred during the year ended December 31, 2019, compared to $3.6 million for the same period in 2018, and $0.4 million of expense from properties acquired in 2019 that include tenants with gross leases.

Management Fees – related party

Management fees for the year ended December 31, 2019 were $6.3 million, compared with $4.4 million for the same period in 2018, an increase of $1.9 million. This fee is calculated based on our stockholders’ equity balance and the increase in 2019 is the result of our larger stockholders’ equity balance during 2019 compared to the prior year, reflecting the impact of our common stock issuances that were completed during 2019 and the end of 2018.

Depreciation Expense

Depreciation expense for the year ended December 31, 2019 was $19.1 million, compared with $13.6 million for the same period in 2018, an increase of $5.5 million. The increase resulted primarily from depreciation expense incurred on the facilities we acquired during 2019, as well as from the recognition of a full year of depreciation expense in 2019 from acquisitions that were completed during 2018.

Amortization Expense

Amortization expense for the year ended December 31, 2019 was $5.6 million, compared with $3.6 million for the same period in 2018, an increase of $2.0 million. The increase resulted primarily from amortization expense incurred on intangible assets recorded related to the facilities we acquired during 2019, as well as from the recognition of a full year of amortization expense in 2019 from acquisitions that were completed during 2018.

Interest Expense

Interest expense for the year ended December 31, 2019 was $17.5 million, compared with $15.0 million for the same period in 2018, an increase of $2.5 million. This increase was primarily due to higher average borrowings during the year ended December 31, 2019 compared to the same period last year, the proceeds of which were used to finance our property acquisitions during that time period.

The weighted average interest rate of our debt for the year ended December 31, 2019 was 4.24%. Additionally, the weighted average interest rate and term of our debt was 3.90% and 3.76 years, respectively, at December 31, 2019.

Preacquisition Fees

Preacquisition fees for the year ended December 31, 2019 were $0.3 million, compared to $0.4 million for the same period in 2018, a decrease of $0.1 million. Preacquisition fees for both the years ended December 31, 2019 and 2018 represent costs associated with acquisitions that the Company did not, or does not expect to, complete and therefore were expensed.

Income Before Gain on Sale of Investment Property

Income before gain on sale of investment property for the year ended December 31, 2019 was $9.6 million, compared to $6.9 million for the same period in 2018, an increase of $2.7 million. The increase resulted primarily from an increase in rental revenue over the current year partially offset by the increase in expenses for 2019.

Gain on Sale of Investment Property

The Company had no property dispositions during the year ended December 31, 2019. During the year ended December 31, 2018, the Company disposed of the Great Bend Regional Hospital receiving gross proceeds of $32.5 million and resulting in a gain of $7.7 million.

Net Income

Net income for the year ended December 31, 2019 was $9.6 million, compared to $14.6 million for the same period in 2018, a decrease of $5.0 million. The decrease results from the $7.7 million gain on sale of the investment property that was recorded during 2018, partially offset by the increase in rental revenue during the year ended December 31, 2019, which was partially offset by the increase in expenses during 2019.

Assets and Liabilities

As of December 31, 2019 and 2018, our principal assets consisted of investments in real estate, net, of $849.0 million and $616.9 million, respectively, and our liquid assets consisted primarily of cash and cash equivalents and restricted cash of $7.2 million and $4.8 million, respectively.

The increase in our investments in real estate, net, to $849.0 million as of December 31, 2019 compared to $616.9 million as of December 31, 2018, was the result of the 18 acquisitions that we completed during the year ended December 31, 2019.

The increase in our cash and cash equivalents and restricted cash balance to $7.2 million as of December 31, 2019, compared to $4.8 million as of December 31, 2018, was primarily due to net proceeds from our common stock offerings of $189.5 million, net borrowings from our Credit Facility in the amount of $71.1 million, and cash provided by our operating activities, partially offset by $255.0 million of cash used for the acquisitions that we completed during the year ended December 31, 2019, $34.9 million of dividends paid during the year, and $1.0 million of cash paid for debt issuance costs during the year related to our Credit Facility.

The increase in our total liabilities to $424.6 million as of December 31, 2019, compared to $336.3 million as of December 31, 2018, was primarily the result of net borrowings from our Credit Facility in the amount of $71.1 million as well as from increases in the derivative liability balance, the dividends payable balance, the security deposit liability balance, and the accounts payable and accrued expenses balance.

Liquidity and Capital Resources

General

Our short-term liquidity requirements include:

•	Interest expense and scheduled principal payments on outstanding indebtedness, which includes near term (under one year) debt maturities of $7.2 million;
•	General and administrative expenses;
•	Operating expenses;
•	Management fees;
•	Property acquisitions and tenant improvements.; and
•	If we consummate an internalization transaction in 2020, the costs of such internalization transaction.

In addition, we require funds for future distributions expected to be paid to our common and preferred stockholders and OP and LTIP Unit holders in our Operating Partnership.

As of December 31, 2019, we had $7.2 million of cash and cash equivalents and restricted cash and had borrowing capacity under our Credit Facility of approximately $149 million. Our primary sources of cash include rent and reimbursements we collect from our tenants, borrowings under our Credit Facility, secured term loans and net proceeds received from equity issuances.

The following table summarizes our equity issuances during 2019 (shares and dollars in thousands):

Date	Offering Type	Number of Shares/Units Issued	Public Offering Price		Net Proceeds(2)
March 2019	Underwritten Public Offering	8,233	$9.75		$76,255
December 2019	Underwritten Public Offering	6,900	$13.00		$85,664
Full Year 2019	ATM Offerings	2,632	$11.24	(1)	$29,073
January 2019	OP Unit Issuance	49	$10.30		$506
Total/Weighted Average		17,814	$11.23		$191,498

(1) Represents the average offering price for multiple issuances.

(2) Includes underwriters’ commissions but excludes offering expenses paid directly by the Company.

On September 30, 2019, the Company entered into an amendment to its Credit Facility that, among other things, (i) increased the borrowings under the term-loan component (the “Term Loan”) from $175 million to $300 million, representing the exercise of the remaining $75 million accordion feature and a re-allocation of $50 million from the revolver component (the “Revolver”) to the Term Loan and (ii) added a new $150 million accordion feature. Upon execution of the first amendment to the Company’s Credit Facility, the Credit Facility consisted of a $200 million capacity Revolver, a $300 million Term Loan and a $150 million accordion. The term of the Company’s Credit Facility expires in August 2022, subject to a one-year extension option that the Company controls. As of December 31, 2019, the Company had outstanding borrowings of $347.5 million under the Credit Facility, net.

We are subject to a number of financial covenants under our Credit Facility, including, among other things, (i) a maximum consolidated leverage ratio as of the end of each fiscal quarter of less than 0.60:1.00, (ii) a minimum fixed charge coverage ratio of 1.50:1.00, (iii) a minimum net worth of $203.8 million plus 75% of all net proceeds raised through equity offerings subsequent to March 31, 2018 (which, as of December 31, 2019, equaled $247.6 million, for a total minimum net worth requirement as of December 31, 2019 of $389.1 million) and (iv) a ratio of total secured recourse debt to total asset value of not greater than 0.10:1.00. Additionally, beginning at the end of fourth quarter of 2020, our distributions to common stockholders will be limited to an amount equal to 95% of our AFFO. As of December 31, 2019, we were in compliance with all of the financial covenants contained in the Credit Facility.

On October 3, 2019, the Company hedged its interest rate risk on the Term Loan by entering into two interest rate swaps with an aggregate notional amount of $130 million and a term of approximately five years, which effectively fixed the LIBOR component of the interest rate on a corresponding amount of the Term Loan at 1.21%. As of October 3, 2019, in total the Company had entered into five interest rate swaps with three counterparties to hedge the LIBOR component of its interest rate risk related to the Term Loan. Together, these swaps fix the LIBOR component of the entire $300 million Term Loan on a weighted average basis at 2.17%. An aggregate of $200 million of the swaps mature in August 2024 and an additional $100 million matures in August 2023.

In July 2017, the FCA that regulates LIBOR announced its intention to stop compelling banks to submit rates for the calculation of LIBOR after 2021. As a result, the Federal Reserve Board and the Federal Reserve Bank of New York organized the ARRC which identified the SOFR as its preferred alternative to USD-LIBOR in derivatives and other financial contracts. The Credit Facility provides that, on or about the LIBOR cessation date (subject to an early opt-in election), LIBOR shall be replaced as a benchmark rate in the Credit Facility with a new benchmark rate to be agreed upon by the Company and BMO Harris Bank N.A. (“BMO”), with such adjustments to cause the new benchmark rate to be economically equivalent to LIBOR. We are not able to predict when LIBOR will cease to be available or when there will be enough liquidity in the SOFR markets.

Except for funds required to make additional property acquisitions, we believe we will be able to satisfy our short-term liquidity requirements through our existing cash and cash equivalents and cash flow from operating activities. In order to continue acquiring healthcare properties, we will need to continue to have access to debt and equity financing or have the ability to issue OP Units.

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

Cash Flow Information

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018

Net cash provided by operating activities for the year ended December 31, 2019 was $36.4 million, compared with net cash provided by operating activities of $24.8 million for the same period in 2018. The increase was primarily due to the increase in the size of our property portfolio at December 31, 2019 compared to December 31, 2018 and the resulting increase in our rental revenue.

Net cash used in investing activities for the year ended December 31, 2019 was $258.2 million, compared with $151.6 million, for the same period in 2018. The increase was primarily the result of more real estate investment activity in 2019 compared to the same period in 2018. Additionally, 2018 net cash used in investing activities includes net proceeds received from the sale of an investment property.

Net cash provided by financing activities for the year ended December 31, 2019 was $224.1 million, compared with $124.5 million for the same period in 2018. The increase during 2019 compared to 2018 was primarily due to the higher net proceeds from common stock offerings received in 2019, partially offset by lower net draws on our Credit Facility in 2019 and higher dividends paid during 2019.

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

In accordance with the National Association of Real Estate Investment Trusts’ (“NAREIT”) definition, FFO means net income or loss computed in accordance with GAAP before noncontrolling interests of holders of OP Units and LTIP Units, excluding gains (or losses) from sales of property and extraordinary items, less preferred stock dividends, plus real estate-related depreciation and amortization (excluding amortization of deferred financing costs and the amortization of above and below market leases), and after adjustments for unconsolidated partnerships and joint ventures. The Company did not record any adjustments for unconsolidated partnerships and joint ventures during the years ended December 31, 2019, 2018, and 2017. Because FFO excludes real estate-related depreciation and amortization (other than amortization of deferred financing costs and above and below market lease amortization expense), the Company believes that FFO provides a performance measure that, when compared period-over-period, reflects the impact to operations from trends in occupancy rates, rental rates, operating costs, development activities and interest costs, providing perspective not immediately apparent from the closest GAAP measurement, net income or loss.

AFFO is a non-GAAP measure used by many investors and analysts to measure a real estate company’s operating performance by removing the effect of items that do not reflect ongoing property operations. Management calculates AFFO by modifying the NAREIT computation of FFO by adjusting it for certain cash and non-cash items and certain recurring and non-recurring items. For the Company these items include recurring acquisition and disposition costs, loss on the extinguishment of debt, recurring straight line deferred rental revenue, recurring stock-based compensation expense, recurring amortization of above and below market leases, recurring amortization of deferred financing costs, recurring lease commissions, an advisory fee settled with the issuance of OP Units, and other items.

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

A reconciliation of FFO and AFFO for the years ended December 31, 2019, 2018, and 2017 is as follows:

	Year Ended December 31,
	2019	2018	2017
	(unaudited, in thousands except per share and unit amounts)
Net income (loss)	$9,588	$14,561	$(87)
Less: Preferred stock dividends	(5,822)	(5,822)	(1,714)
Depreciation and amortization expense	24,635	17,269	10,001
Gain on sale of investment property	-	(7,675)	-
FFO	$28,401	$18,333	$8,200
Amortization of above market leases, net(1)	881	688	129
Straight line deferred rental revenue	(5,806)	(5,316)	(3,137)
Stock-based compensation expense	3,336	2,671	1,796
Amortization of debt issuance costs and other	1,312	1,640	1,224
Preacquisition fees	271	383	2,523
Non-cash advisory fee	-	-	232
AFFO	$28,395	$18,399	$10,967

Net income (loss) attributable to common stockholders per share – basic and diluted	$0.10	$0.35	$(0.09)
FFO per share and unit	$0.75	$0.76	$0.41
AFFO per share and unit	$0.75	$0.76	$0.54

Weighted Average Shares and Units Outstanding – basic and diluted	37,789	24,261	20,242

Reconciliation of Weighted Average Shares and Units Outstanding:

Weighted Average Shares of Common Stock	33,865	21,971	19,617
Weighted Average OP Units	3,144	1,704	204
Weighted Average LTIP Units	780	586	421
Weighted Average Shares and Units Outstanding – basic and diluted	37,789	24,261	20,242

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

The following table summarizes our material contractual payment obligations and commitments as of December 31, 2019:

		Payments Due By Period
	Total	Less than 1 Year	2021-2022	2023-2024	Thereafter
Principal – fixed rate debt, gross	$339,317	$7,219	$729	$300,963	$30,406
Principal – variable rate debt	51,350	-	-	51,350	-
Interest – fixed rate debt	40,513	13,415	14,826	10,152	2,120
Interest – variable rate debt	4,664	1,797	1,792	1,075	-
Ground and other operating leases	4,944	116	232	245	4,351
Total	$440,788	$22,547	$17,579	$363,785	$36,877

As of December 31, 2019, the Company had tenant improvement allowances of approximately $18 million, subject to contingencies that make it difficult to predict when such allowances will be utilized, if at all.

Inflation

Historically, inflation has had a minimal impact on the operating performance of our healthcare facilities. Many of our triple-net lease agreements contain provisions designed to mitigate the adverse impact of inflation. These provisions include clauses that enable us to receive payment of increased rent pursuant to escalation clauses which generally increase rental rates during the terms of the leases. These escalation clauses often provide for fixed rent increases or indexed escalations (based upon the CPI or other measures). However, some of these contractual rent increases may be less than the actual rate of inflation. Most of our triple-net lease agreements require the tenant-operator to pay an allocable share of operating expenses, including common area maintenance costs, real estate taxes and insurance. This requirement reduces our exposure to increases in these costs and operating expenses resulting from inflation.

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

As of December 31, 2019, we had $51.4 million of unhedged borrowings outstanding under the Revolver (before the netting of unamortized deferred financing costs) that bears interest at a variable rate. See the “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Liquidity and Capital Resources” for a detailed discussion of our Credit Facility. At December 31, 2019, LIBOR on our outstanding floating-rate borrowings was 1.84%. Assuming no increase in the amount of our variable interest rate debt, if LIBOR increased 100 basis points, our cash flow would decrease by approximately $0.5 million annually. Assuming no increase in the amount of our variable rate debt, if LIBOR were reduced 100 basis points, our cash flow would increase by approximately $0.5 million annually.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

Global Medical REIT Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Global Medical REIT Inc. and subsidiaries (the "Company") as of December 31, 2019, the related consolidated statements of operations, comprehensive loss, equity, and cash flows for the year ended December 31, 2019, and the related notes and the schedule listed in the Index at Item 15(a)(2) (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and the results of its operations and its cash flows for the year ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 9, 2020, expressed an unqualified opinion on the Company's internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

McLean, VA

March 9, 2020

We have served as the Company's auditor since 2019.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Global Medical REIT Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Global Medical REIT Inc. and its subsidiaries (collectively, the “Company”) as of December 31, 2018, and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the years in the two-year period ended December 31, 2018, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ MaloneBailey, LLP

www.malonebailey.com

We have served as the Company's auditor since 2011.

Houston, Texas

March 11, 2019

GLOBAL MEDICAL REIT INC.

Consolidated Balance Sheets

(in thousands, except par values)

	As of December 31,
	2019	2018
Assets
Investment in real estate:
Land	$95,381	$63,710
Building	693,533	518,451
Site improvements	9,912	6,880
Tenant improvements	33,909	15,357
Acquired lease intangible assets	72,794	43,152
	905,529	647,550
Less: accumulated depreciation and amortization	(56,503)	(30,625)
Investment in real estate, net	849,026	616,925
Cash and cash equivalents	2,765	3,631
Restricted cash	4,420	1,212
Tenant receivables	4,957	2,905
Due from related parties	50	-
Escrow deposits	3,417	1,752
Deferred assets	14,512	9,352
Derivative asset	2,194	-
Other assets	3,593	322
Total assets	$884,934	$636,099
Liabilities and Equity
Liabilities:
Credit Facility, net of unamortized debt issuance costs of $3,832 and $3,922 at December 31, 2019 and 2018, respectively	$347,518	$276,353
Notes payable, net of unamortized debt issuance costs of $667 and $799 at December 31, 2019 and 2018, respectively	38,650	38,654
Accounts payable and accrued expenses	5,069	3,664
Dividends payable	11,091	6,981
Security deposits and other	6,351	4,152
Due to related party	1,648	1,030
Derivative liability	8,685	3,487
Other liability	2,405	-
Acquired lease intangible liability, net	3,164	2,028
Total liabilities	424,581	336,349
Commitments and Contingencies
Equity:
Preferred stock, $0.001 par value, 10,000 shares authorized; 3,105 issued and outstanding at December 31, 2019 and 2018, respectively (liquidation preference of $77,625 at December 31, 2019 and 2018, respectively)	74,959	74,959
Common stock, $0.001 par value, 500,000 shares authorized; 43,806 shares and 25,944 shares issued and outstanding at December 31, 2019 and 2018, respectively	44	26
Additional paid-in capital	433,330	243,038
Accumulated deficit	(71,389)	(45,007)
Accumulated other comprehensive loss	(6,674)	(3,721)
Total Global Medical REIT Inc. stockholders' equity	430,270	269,295
Noncontrolling interest	30,083	30,455
Total equity	460,353	299,750
Total liabilities and equity	$884,934	$636,099

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL MEDICAL REIT INC.

Consolidated Statements of Operations

(in thousands, except per share amounts)

	Year Ended December 31,
	2019	2018	2017
Revenue
Rental revenue	$70,515	$53,138	$30,223
Other income	211	54	121
Total revenue	70,726	53,192	30,344

Expenses
General and administrative	6,536	5,537	5,489
Operating expenses	5,958	3,720	1,860
Management fees – related party	6,266	4,422	3,123
Depreciation expense	19,066	13,644	7,929
Amortization expense	5,569	3,625	2,072
Interest expense	17,472	14,975	7,435
Preacquisition fees	271	383	2,523
Total expenses	61,138	46,306	30,431

Income (loss) before gain on sale of investment property	9,588	6,886	(87)
Gain on sale of investment property	-	7,675	-

Net income (loss)	$9,588	$14,561	$(87)
Less: Preferred stock dividends	(5,822)	(5,822)	(1,714)
Less: Net (income) loss attributable to noncontrolling interest	(354)	(1,071)	49
Net income (loss) attributable to common stockholders	$3,412	$7,668	$(1,752)

Net income (loss) attributable to common stockholders per share – basic and diluted	$0.10	$0.35	$(0.09)

Weighted average shares outstanding – basic and diluted	33,865	21,971	19,617

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL MEDICAL REIT INC.

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

	Year Ended December 31,
	2019	2018	2017
Net income (loss)	$9,588	$14,561	$(87)
Other comprehensive loss:
Decrease in fair value of interest rate swap agreements, net	(2,953)	(3,721)	-
Total other comprehensive loss	(2,953)	(3,721)	-
Comprehensive income (loss)	6,635	10,840	(87)
Less: Preferred stock dividends	(5,822)	(5,822)	(1,714)
Less: Comprehensive (income) loss attributable to noncontrolling interest	(74)	(625)	49
Comprehensive income (loss) attributable to common stockholders	$739	$4,393	$(1,752)

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL MEDICAL REIT INC.

Consolidated Statements of Equity

(in thousands)

	Common Stock		Preferred Stock		Additional		Accumulated Other	Global Medical REIT Inc.	Non-
	Shares	Amount	Shares	Amount	Paid-in Capital	Accumulated Deficit	Comprehensive Loss	Stockholders’ Equity	controlling Interest	Total Equity
Balances, January 1, 2017	17,606	$18	$-	$-	$171,997	$(16,987)	$-	$155,028	$-	$155,028
Net loss	-	-	-	-	-	(38)	-	(38)	(49)	(87)
Issuance of shares of common stock	4,025	4	-	-	34,234	-	-	34,238	-	34,238
Reclassification of deferred common stock offering costs	-	-	-	-	(443)	-	-	(443)	-	(443)
Stock-based compensation expense	-	-	-	-	-	-	-	-	1,796	1,796
Issuance of shares of preferred stock	-	-	3,105	75,180	-	-	-	75,180	-	75,180
Reclassification of deferred preferred stock offering costs	-	-	-	(221)	-	-	-	(221)	-	(221)
Dividends to common stockholders ($0.80 per share)	-	-	-	-	-	(15,695)	-	(15,695)	-	(15,695)
Dividends to preferred stockholders ($0.552 per share)	-	-	-	-	-	(1,714)	-	(1,714)	-	(1,714)
Dividends to noncontrolling interest	-	-	-	-	-	-	-	-	(601)	(601)
OP Units issued to third parties	-	-	-	-	-	-	-	-	11,532	11,532
Balances, December 31, 2017	21,631	22	3,105	74,959	205,788	(34,434)	-	246,335	12,678	259,013
Net income	-	-	-	-	-	13,490	-	13,490	1,071	14,561
Issuance of shares of common stock	4,313	4	-	-	37,823	-	-	37,827	-	37,827
Reclassification of deferred common stock offering costs	-	-	-	-	(573)	-	-	(573)	-	(573)
Change in fair value of interest rate swap agreements			-	-	-	-	(3,721)	(3,721)	-	(3,721)
Stock-based compensation expense			-	-	-				2,671	2,671
Dividends to common stockholders ($0.80 per share)			-	-	-	(18,241)	-	(18,241)	-	(18,241)
Dividends to preferred stockholders ($1.875 per share)			-	-	-	(5,822)	-	(5,822)	-	(5,822)
Dividends to noncontrolling interest	-	-	--	-	-	-	-	-	(2,065)	(2,065)
OP Units issued to third parties			-	-	-	-	-	-	16,363	16,363
LTIP Units redeemed in cash	-	-	-	-	-	-	-	-	(263)	(263)
Balances, December 31, 2018	25,944	26	3,105	74,959	243,038	(45,007)	(3,721)	269,295	30,455	299,750
Net income	-	-	-	-	-	9,234	-	9,234	354	9,588
Issuance of shares of common stock, net	17,765	18	-	-	189,211	-	-	189,229	-	189,229
LTIP Units and OP Units redeemed for common stock	97	-	-	-	1,081	-	-	1,081	(1,081)	-
Change in fair value of interest rate swap agreements	-	-	-	-	-	-	(2,953)	(2,953)	-	(2,953)
Stock-based compensation expense	-	-	-	-	-	-	-	-	3,336	3,336
Dividends to common stockholders ($0.80 per share)	-	-	-	-	-	(29,794)	-	(29,794)	-	(29,794)
Dividends to preferred stockholders ($1.875 per share)	-	-	-	-	-	(5,822)	-	(5,822)	-	(5,822)
Dividends to noncontrolling interest	-	-	-	-	-	-	-	-	(3,487)	(3,487)
OP Units issued to third parties	-	-	-	-	-	-	-	-	506	506
Balances, December 31, 2019	43,806	$44	3,105	$74,959	$433,330	$(71,389)	$(6,674)	$430,270	$30,083	$460,353

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL MEDICAL REIT INC.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2019	2018	2017
Operating activities
Net income (loss)	$9,588	$14,561	$(87)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation expense	19,066	13,644	7,929
Amortization of acquired lease intangible assets	5,569	3,625	2,072
Amortization of above market leases, net	881	688	129
Amortization of debt issuance costs and other	1,312	1,640	1,224
Stock-based compensation expense	3,336	2,671	1,796
Capitalized preacquisition costs charged to expense	231	110	19
Noncash lease expense	111	-	-
Advisory expense settled in OP Units	-	-	232
Gain on sale of investment property	-	(7,675)	-
Other	105	-	-
Changes in operating assets and liabilities:
Tenant receivables	(2,142)	(2,201)	(492)
Deferred assets	(5,160)	(5,811)	(3,288)
Other assets	(110)	(40)	(144)
Accounts payable and accrued expenses	857	1,519	1,355
Security deposits and other	2,199	2,024	1,408
Accrued management fees due to related party	584	79	443
Net cash provided by operating activities	36,427	24,834	12,596

Investing activities
Purchase of land, buildings, and other tangible and intangible assets and liabilities	(254,985)	(180,837)	(252,220)
Net proceeds from sale of investment property	-	31,629	-
Escrow deposits for purchase of properties	(1,372)	174	(352)
Loans (made to) repayments received from related parties	(16)	(85)	21
Capital expenditures on existing real estate investments	(1,824)	(2,535)	-
Preacquisition costs	-	36	(102)
Net cash used in investing activities	(258,197)	(151,618)	(252,653)

Financing activities
Net proceeds received from common equity offerings	189,498	37,307	33,795
Net proceeds received from preferred stock offering	-	-	74,959
Escrow deposits required by third party lenders	(293)	(288)	(74)
Repayment of notes payable	(136)	(22)	-
Repayment of note payable from related party	-	-	(421)
Proceeds from Credit Facility	244,250	186,100	244,200
Repayment of Credit Facility	(173,175)	(70,725)	(107,000)
Payments of debt issuance costs	(1,039)	(2,811)	(2,915)
Redemption of LTIP Units	-	(263)	-
Loans repaid to related party	-	-	(9)
Dividends paid to common stockholders, and OP Unit and LTIP Unit holders	(29,171)	(18,964)	(15,231)
Dividends paid to preferred stockholders	(5,822)	(5,821)	(745)
Net cash provided by financing activities	224,112	124,513	226,559
Net increase (decrease) in cash and cash equivalents and restricted cash	2,342	(2,271)	(13,498)
Cash and cash equivalents and restricted cash—beginning of period	4,843	7,114	20,612
Cash and cash equivalents and restricted cash—end of period	$7,185	$4,843	$7,114
Supplemental cash flow information:
Cash payments for interest	$16,282	$13,077	$5,746
Noncash financing and investing activities:
Accrued dividends payable	$11,091	$6,981	$5,638
Initial recognition of lease liability related to right of use asset	$3,143	$-	$-
OP Units issued primarily for property acquisitions	$506	$16,362	$11,300
Interest rate swap agreements fair value change recognized in other comprehensive loss	$2,953	$3,721	$-
Accrued common stock offering costs	$269	$-	$-
Reclassification of common stock offering costs to additional paid-in capital	$-	$573	$443
Reclassification of preferred stock offering costs to preferred stock balance	$-	$-	$221

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL MEDICAL REIT INC.

Notes to Consolidated Financial Statements

(In thousands, except per share amounts)

Note 1 – Organization

Background

Global Medical REIT Inc. (the “Company”) is a Maryland corporation engaged primarily in the acquisition of purpose-built healthcare facilities and the leasing of those facilities to strong healthcare systems and physician groups with leading market share. The Company is externally managed and advised by Inter-American Management LLC (the “Advisor”), a Delaware limited liability company and affiliate of the Company. Zensun Enterprises Limited, a Hong Kong limited liability company that is engaged in real estate development, investments, hospitality management and investments, and REIT management, is an 85% owner of the Advisor and the Company’s President, Chief Executive Officer and Chairman, Mr. Jeffrey Busch, owns the remaining 15% interest.

The Company holds its facilities and conducts its operations through a Delaware limited partnership subsidiary named Global Medical REIT L.P. (the “Operating Partnership”). The Company serves as the sole general partner of the Operating Partnership through a wholly-owned subsidiary of the Company named Global Medical REIT GP LLC, a Delaware limited liability company. As of December 31, 2019, the Company was the 91.82% limited partner of the Operating Partnership, with an aggregate of 8.18% of the Operating Partnership owned by holders of long-term incentive plan units (“LTIP Units”) and third-party limited partners who contributed properties or services to the Operating Partnership in exchange for common limited partnership units (“OP Units”). The Company’s common stock is listed on the New York Stock Exchange under the ticker symbol “GMRE.” The Company’s Series A Preferred Stock is listed on the New York Stock Exchange under the ticker symbol “GMRE PrA.”

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

The Company classifies noncontrolling interest as a component of consolidated equity on its Consolidated Balance Sheets, separate from the Company’s total equity. The Company’s net income or loss is allocated to noncontrolling interests based on the respective ownership or voting percentage in the Operating Partnership associated with such noncontrolling interests and is removed from consolidated income or loss on the Consolidated Statements of Operations in order to derive net income or loss attributable to common stockholders. The noncontrolling ownership percentage is calculated by dividing the aggregate number of LTIP Units and OP Units by the total number of units and shares outstanding. Any future issuances of additional LTIP Units or OP Units would change the noncontrolling ownership interest.

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

Investment in Real Estate

The Company determines when an acquisition meets the definition of a business or alternatively should be accounted for as an asset acquisition in accordance with Accounting Standard Codification (“ASC”) Topic 805 “Business Combinations” (“ASC Topic 805”), which requires that, when substantially all of the fair value of an acquisition is concentrated in a single identifiable asset or a group of similar identifiable assets, the asset or group of similar identifiable assets does not meet the definition of a business and therefore is required to be accounted for as an asset acquisition. Transaction costs continue to be capitalized for asset acquisitions and expensed as incurred for business combinations. ASC Topic 805 resulted in all of our post-January 1, 2018 acquisitions being accounted for as asset acquisitions because substantially all of the fair value of the gross assets the Company acquires are concentrated in a single asset or group of similar identifiable assets.

For asset acquisitions that are “owner occupied” (meaning that the seller either is the tenant or controls the tenant), the purchase price, including capitalized acquisition costs, will be allocated to land and building based on their relative fair values with no value allocated to intangible assets or liabilities. For asset acquisitions where there is a lease in place but not “owner occupied,” the Company will allocate the purchase price to tangible assets and any intangible assets acquired or liabilities assumed based on their relative fair values. Fair value is determined based upon the guidance of ASC Topic 820, “Fair Value Measurements and Disclosures,” and generally are determined using Level 2 inputs, such as rent comparables, sales comparables, and broker indications. Although Level 3 Inputs are utilized, they are minor in comparison to the Level 2 data used for the primary assumptions. The determination of fair value involves the use of significant judgment and estimates. We make estimates to determine the fair value of the tangible and intangible assets acquired and liabilities assumed using information obtained from multiple sources, including pre-acquisition due diligence, and we routinely utilize the assistance of a third-party appraiser.

Valuation of tangible assets:

The fair value of land is determined using the sales comparison approach whereby recent comparable land sales and listings are gathered and summarized. The available market data is analyzed and compared to the land being valued and adjustments are made for dissimilar characteristics such as market conditions, size, and location. The Company estimates the fair value of buildings acquired on an as-if-vacant basis and depreciates the building value over its estimated remaining life. Fair value is primarily based on estimated cash flow projections that utilize discount and/or capitalization rates as well as available market information. The Company determines the fair value of site improvements (non-building improvements that include paving and other) using the cost approach, with a deduction for depreciation, and depreciates the site improvements over their estimated remaining useful lives. Tenant improvements represent fixed improvements to tenant spaces, the fair value of which is estimated using prevailing market tenant improvement allowances. Tenant improvements are amortized over the remaining term of the lease.

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

Assets Held for Sale

The Company may sell properties from time to time for various reasons, including favorable market conditions. Assets, primarily consisting of real estate, are classified as held for sale when all the necessary criteria are met. The criteria include (i) management, having the authority to approve action, commits to a plan to sell the property in its present condition, (ii) the sale of the property is at a price reasonable in relation to its current fair value and (iii) the sale is probable and expected to be completed within one year. Real estate held for sale is carried at the lower of carrying amounts or estimated fair value less disposal costs. Depreciation and amortization is not recognized on real estate classified as held for sale.

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

Cash and Cash Equivalents and Restricted Cash

The Company considers all demand deposits, cashier’s checks, money market accounts, and certificates of deposit with an original maturity of three months or less to be cash equivalents. Amounts included in restricted cash represent (1) certain security deposits received from tenants at the inception of their leases; (2) cash required to be held by a third-party lender as a reserve for debt service; and (3) funds held by the Company that were received from certain tenants that the Company collected to pay specific tenant expenses, such as real estate taxes and insurance, on the tenant’s behalf (“tenant reimbursements”). The following table provides a reconciliation of the Company’s cash and cash equivalents and restricted cash that sums to the total of those amounts at the end of the periods presented on the Company’s accompanying Consolidated Statements of Cash Flows for the years ended December 31, 2019 and 2018:

	2019	2018
Cash and cash equivalents	$2,765	$3,631
Restricted cash	4,420	1,212
Total cash and cash equivalents and restricted cash	$7,185	$4,843

Tenant Receivables

The tenant receivable balance as of December 31, 2019 and 2018 was $4,957 and $2,905, respectively. The balance as of December 31, 2019 consisted of $1,428 in funds owed from the Company’s tenants for rent that the Company had earned but had not yet received, and $2,342 of tenant reimbursements, as well as $125 in miscellaneous receivables included in the tenant receivables balance. Additionally, the balance as of December 31, 2019 included a $1,062 receivable for loans that were made to two of the Company’s tenants. The balance as of December 31, 2018 consisted of $783 in funds owed from the Company’s tenants for rent that the Company had earned but had not yet received, and $1,062 of tenant reimbursements. Additionally, the balance as of December 31, 2018 included a $1,000 receivable for a loan that was made to one of the Company’s tenants. Additionally, there are $60 in miscellaneous receivables included in the tenant receivables balance. The collection of all tenant receivable amounts was deemed probable at December 31, 2019.

The Company assesses the likelihood of losses resulting from tenant defaults, or the inability of tenants to make contractual rent and tenant recovery payments at each reporting date. The Company also monitors the liquidity and creditworthiness of its tenants and operators on a continuous basis. Based on its consideration of these factors the Company concluded that collection of its receivables was probable.  However, because future events may adversely affect its tenants and operations, an allowance for doubtful accounts may need to be established in the future or if the likelihood of a tenant paying its lease payments is determined to no longer be probable all tenant receivables including deferred rent would need to be written off against revenue and any future revenue for that tenant would be recognized only upon receipt of cash.

Escrow Deposits

The escrow balance as of December 31, 2019 and 2018 was $3,417 and $1,752, respectively. Escrow deposits include funds held in escrow to be used for the acquisition of properties in the future and for the payment of taxes, insurance, and other amounts as stipulated by the Company’s Cantor Loan, as hereinafter defined.

Deferred Assets

The deferred assets balance as of December 31, 2019 and 2018 was $14,512 and $9,352, respectively. The balance as of December 31, 2019 consisted of $14,204 in deferred rent receivables resulting from the recognition of revenue from leases with fixed annual rental escalations on a straight-line basis and $308 of other deferred costs. The balance as of December 31, 2018 consisted of $8,706 in deferred rent receivables resulting from the recognition of revenue from leases with fixed annual rental escalations on a straight-line basis and $646 of other deferred costs.

Other Assets

The other assets balance as of December 31, 2019 and 2018 was $3,593 and $322, respectively. The balance as of December 31, 2019 consisted of $3,077 for a right of use asset that was recorded in connection with the implementation of ASC Topic 842 on January 1, 2019 (refer to Note 8 – “Leases” for additional details), $223 in capitalized preacquisition costs, and $293 in a prepaid asset. The balance as of December 31, 2018 consisted of $139 in capitalized costs related to property acquisitions and $183 in a prepaid asset.

Security Deposits and Other

The security deposits and other liability balance as of December 31, 2019 and 2018 was $6,351 and $4,152, respectively. The balance as of December 31, 2019 consisted of security deposits of $4,968 and a tenant impound liability of $1,383 related to amounts owed for specific tenant expenses, such as real estate taxes and insurance. The balance as of December 31, 2018 consisted of security deposits of $3,272 and a tenant impound liability of $880 related to amounts owed for specific tenant expenses, such as real estate taxes and insurance.

Derivative Instruments - Interest Rate Swaps

As of December 31, 2019 and 2018, the Company’s net liability balance related to interest rate swap derivative instruments that were designated as cash flow hedges of interest rate risk was $6,491 and $3,487, respectively. In accordance with the Company’s risk management strategy, the purpose of the interest rate swaps is to manage interest rate risk for certain of the Company’s variable-rate debt. The interest rate swaps involve the Company’s receipt of variable-rate amounts from three counterparties in exchange for the Company making fixed-rate payments over the life of the agreement. The Company accounts for derivative instruments in accordance with the provisions of ASC Topic 815, “Derivatives and Hedging.” Refer to Note 4 – “Credit Facility, Notes Payable and Derivative Instruments” for additional details.

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

Related Party Disclosures

The Company enters into transactions with affiliated entities, or “related parties,” which are recorded as receivables or payables in the accompanying Consolidated Balance Sheets. Related party disclosures are governed by ASC Topic 850, “Related Party Disclosures.” Refer to Note 6 – “Related Party Transactions” for additional information regarding the Company’s related party transactions.

Stock-Based Compensation

The Company grants LTIP Unit awards, including awards that vest over time and awards that vest based on achievement of specified performance criteria, to employees of its Advisor (deemed to be non-employees of the Company), and to the Company’s independent directors (deemed to be employees of the Company). The Company accounts for all these awards under ASC Topic 718, “Compensation-Stock Compensation,” (“ASC Topic 718”) after the 2018 adoption of ASU 2018-07, “Improvements to Nonemployee Share-Based Payment Accounting” (“ASU 2018-07”), which simplified several aspects of the accounting for non-employee transactions by stipulating that the existing accounting guidance for share-based payments to employees, accounted for under ASC Topic 718 will also apply to non-employee share-based transactions, previously accounted for under ASC Topic 505, “Equity.” (“ASC Topic 505”). Refer to Note 7 – “Stock Based Compensation” for additional details.

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

Income Taxes

The Company elected to be taxed as a REIT for U.S. federal income tax purposes commencing with its taxable year ended December 31, 2016. REITs are generally not subject to U.S. federal income taxes if the Company can meet many specific requirements. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to U.S. federal and state income tax (including for 2017 and prior taxable years only, any applicable alternative minimum tax) on its taxable income at regular corporate tax rates, and the Company could not re-elect REIT status until the fifth calendar year after the year in which the failure occurred. Even if the Company continues to qualify as a REIT, it may be subject to certain state or local income taxes, and if the Company creates a TRS, the TRS will be subject to U.S. federal, state and local taxes on its income at regular corporate rates. The Company recognizes the tax effects of uncertain tax positions only if the position is more likely than not to be sustained upon audit, based on the technical merits of the position. The Company has not identified any material uncertain tax positions and recognizes interest and penalties in income tax expense, if applicable. The Company is currently not under examination by any income tax jurisdiction.

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

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board issued ASU 2016-13, “Financial Instruments - Credit Losses” (“ASU-2016-03”), which changes the impairment model for most financial instruments by requiring companies to recognize an allowance for expected losses, rather than incur losses as required currently by the other-than-temporary impairment model. ASU 2016-13 will apply to most financial assets measured at amortized cost and certain other instruments, including certain receivables, loans, held-to-maturity debt securities, net investments in leases, and off-balance-sheet credit exposures (e.g., loan commitments). ASU 2016-13 requires that financial statement assets measured at an amortized cost be presented at the net amount expected to be collected through an allowance for credit losses that is deducted from the amortized cost basis. ASU 2018-19, “Codification Improvements to Topic 326, Financial Instruments – Credit Losses,” also clarifies that receivables arising from operating leases are not within the scope of Subtopic 326-20. Instead, impairment of these receivables should be accounted for in accordance with ASC Topic 842. ASU 2016-13 is effective for reporting periods beginning after December 15, 2019. The implementation of this standard will not have a material impact on the Company’s consolidated financial statements.

Reclassification

The Company reclassified the line item “Expense Recoveries” on its Consolidated Statements of Operations for the years ended December 31, 2018 and 2017, of $3,573 and $1,712, respectively, to present this amount as a component of “Rental Revenue,” in order to conform to the current year presentation.

Note 3 – Property Portfolio

Summary of Properties Acquired During the Year Ended December 31, 2019

During the year ended December 31, 2019 the Company completed 18 acquisitions. For each acquisition, substantially all of the fair value was concentrated in a single identifiable asset or group of similar identifiable assets and, therefore, each acquisition represents an asset acquisition. Accordingly, transaction costs for these acquisitions were capitalized.

A rollforward of the gross investment in land, building, improvements, and acquired lease intangible assets as of December 31, 2019 resulting from these acquisitions is as follows:

	Land	Building	Site Improvements	Tenant Improvements	Acquired Lease Intangible Assets	Gross Investment in Real Estate
Balances as of December 31, 2018	$63,710	$518,451	$6,880	$15,357	$43,152	$647,550
Facility Acquired – Date Acquired:
Zachary – 2/28/19	-	3,336	103	409	835	4,683
Gilbert and Chandler – 3/19/19	4,616	11,643	-	-	-	16,259
Las Vegas – 4/15/19	2,479	15,277	244	2,205	2,297	22,502
Oklahoma Northwest – 4/15/19	2,364	19,501	143	3,044	3,155	28,207
Mishawaka – 4/15/19	1,924	10,084	74	1,798	2,223	16,103
Surprise – 4/15/19	1,738	18,737	228	4,119	3,860	28,682
San Marcos – 7/12/19	2,322	6,934	126	404	2,188	11,974
Lansing – 8/1/19	1,202	7,681	185	667	1,633	11,368
Bannockburn – 8/5/19	763	3,566	132	1,134	1,382	6,977
Aurora – 8/6/19	1,521	7,446	308	603	2,679	12,557
Livonia – 8/14/19	980	7,629	201	442	1,340	10,592
Gilbert – 8/23/19	2,408	2,027	62	362	733	5,592
Morgantown – 9/26/19	883	5,286	373	506	902	7,950
Beaumont – 10/1/19	3,022	24,836	399	1,036	4,446	33,739
Bastrop – 10/25/19	1,975	8,436	64	276	1,314	12,065
Panama City – 10/31/19	1,559	8,682	220	1,036	1,479	12,976
Jacksonville – 11/15/19	1,023	7,846	-	-	-	8,869
Greenwood – 12/17/19	892	4,956	-	-	-	5,848
ASC Topic 842 Reclassification	-	-		-	(824)	(824)
Capitalized costs(1)	-	1,179	170	511	-	1,860
Total Additions:	31,671	175,082	3,032	18,552	29,642	257,979
Balances as of December 31, 2019	$95,381	$693,533	$9,912	$33,909	$72,794	$905,529

(1) Represents capital projects that were completed and placed in service during the year ended December 31, 2019 related to the Company’s existing facilities.

Depreciation expense was $19,066, $13,644, and $7,929, for the years ended December 31, 2019, 2018, and 2017, respectively.

As of December 31, 2019, the Company had aggregate capital improvement commitments and obligations to improve, expand, and maintain the Company’s existing facilities of approximately $18 million. Many of these amounts are subject to contingencies that make it difficult to predict when they will be utilized, if at all. In accordance with the terms of the Company’s leases, capital improvement obligations in the next twelve months could total up to approximately $11 million.

The following is a summary of the acquisitions completed during the year ended December 31, 2019.

Zachary Facility

On February 28, 2019, the Company assumed the following leasehold interests in the real property located in Zachary, Louisiana for a purchase price of approximately $4.6 million: (i) the interest, as ground lessee, in an existing ground lease of the facility, with approximately 46 years remaining in the initial term with no extension options; and (ii) the interest, as landlord, in an existing lease of the facility with LTAC Hospital of Feliciana, LLC, as tenant, with approximately 16 years remaining in the initial term, exclusive of tenant renewal options. The following table presents the details of the tangible and intangible assets acquired and liabilities assumed:

Land and site improvements	$103
Building and tenant improvements	3,745
In-place leases	305
Above-market lease intangibles	117
Leasing costs	413
Below-market lease intangibles	(34)
Total purchase price	$4,649

Gilbert and Chandler Facilities

On March 19, 2019, the Company purchased the following facilities located in Gilbert, Arizona and Chandler, Arizona for a total purchase price of approximately $16.3 million: (i) two medical office buildings located in Gilbert, Arizona; (ii) two medical office suites located in Chandler, Arizona; (collectively, the “Gilbert and Chandler Facilities”). Upon the closing of the acquisition, the Company assumed the seller’s interest, as lessor, in two existing leases and entered into three new leases, as lessor, at the Gilbert and Chandler Facilities. The Gilbert and Chandler leases have a weighted average remaining lease term of 10.5 years, exclusive of tenant renewal options.

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

	Las Vegas	Surprise	Oklahoma City	Mishawaka
Land and site improvements	$2,723	$1,966	$2,507	$1,998
Building and tenant improvements	17,482	22,856	22,545	11,882
In-place leases	1,778	1,845	1,890	1,465
Above-market lease intangibles	-	938	367	236
Leasing costs	519	1,077	898	522
Below-market lease intangibles	(863)	-	-	-
Total purchase price	$21,639	$28,682	$28,207	$16,103

San Marcos Facility

On July 12, 2019, the Company purchased a medical office building located in San Marcos, California (the “San Marcos Facility”), for a purchase price of approximately $12.0 million. Upon closing, the Company assumed the existing lease of the San Marcos Facility with California Cancer Associates for Research and Excellence, Inc., as tenant. The lease has eight years remaining in the initial term, exclusive of tenant renewal options. The following table presents the details of the tangible and intangible assets acquired and liabilities assumed:

Land and site improvements	$2,448
Building and tenant improvements	7,338
In-place leases	698
Above-market lease intangibles	1,101
Leasing costs	389
Total purchase price	$11,974

Lansing Facilities

On August 1, 2019, the Company purchased the following real property and buildings thereon located in Lansing, Michigan for a total purchase price of approximately $11.1 million: (i) 3390 East Jolly Road; (ii) 3955 Patient Care Drive; and (iii) 3400 East Jolly Road (“collectively, the “Lansing Facilities”). Upon closing, the Company assumed sellers’ interest, as lessor, in four existing leases and entered into two new leases at the Lansing Facilities (the “Lansing Leases”). The Lansing Leases have a weighted-average remaining term of 8.5 years, exclusive of tenant renewal options. The following table presents the details of the tangible and intangible assets acquired and liabilities assumed:

Land and site improvements	$1,387
Building and tenant improvements	8,348
In-place leases	953
Above-market lease intangibles	130
Leasing costs	550
Below-market lease intangibles	(248)
Total purchase price	$11,120

Bannockburn Facility

On August 5, 2019, the Company purchased an office building located in Bannockburn, Illinois (the “Bannockburn Facility”), for a purchase price of approximately $6.8 million. Upon closing, the Company assumed seller’s interest, as lessor, in 14 existing leases at the Bannockburn Facility (the “Bannockburn Leases”). The Bannockburn Leases have a weighted-average remaining term of 6.3 years, exclusive of tenant renewal options. The following table presents the details of the tangible and intangible assets acquired and liabilities assumed.

Land and site improvements	$895
Building and tenant improvements	4,700
In-place leases	796
Above-market lease intangibles	250
Leasing costs	336
Below-market lease intangibles	(144)
Total purchase price	$6,833

Aurora Facility

On August 6, 2019, the Company purchased a medical office building located in Aurora, Illinois (the “Aurora Facility”), for a purchase price of approximately $12.6 million. Upon closing, the Company assumed the existing lease of the Aurora Facility with Dreyer Clinic Inc., as tenant (the “Dreyer Lease”). The Dreyer Lease has approximately six years remaining in the initial term, exclusive of tenant renewal options. The following table presents the details of the tangible and intangible assets acquired and liabilities assumed:

Land and site improvements	$1,829
Building and tenant improvements	8,049
In-place leases	1,417
Above-market lease intangibles	861
Leasing costs	401
Total purchase price	$12,557

Livonia Facility

On August 14, 2019, the Company purchased a medical office building located in Livonia, Michigan (the “Livonia Facility”) for a purchase price of approximately $10.4 million. Upon closing, the Company assumed 10 existing leases at the Livonia Facility (the “Livonia Leases”). The Livonia Leases have a weighted-average remaining term of 3.2 years, exclusive of tenant renewal options. The following table presents the details of the tangible and intangible assets acquired and liabilities assumed:

Land and site improvements	$1,181
Building and tenant improvements	8,071
In-place leases	1,252
Above-market lease intangibles	53
Leasing costs	35
Below-market lease intangibles	(236)
Total purchase price	$10,356

Gilbert Facility

On August 23, 2019, the Company purchased certain condominium units within two medical office buildings located in Gilbert, Arizona (the “Gilbert Facility”) for a total purchase price of approximately $5.6 million. Upon closing, the Company leased the Gilbert Facility to Covenant Surgical Partners, Inc., a Delaware corporation (the “Covenant Lease”). The Covenant Lease has approximately 10 years remaining in the initial term, exclusive of tenant renewal options. The following table presents the details of the tangible and intangible assets acquired and liabilities assumed:

Land and site improvements	$2,470
Building and tenant improvements	2,389
In-place leases	121
Above-market lease intangibles	300
Leasing costs	312
Total purchase price	$5,592

Morgantown Facility

On September 26, 2019, the Company purchased a parcel of land and an office building that is being constructed thereon, located in Morgantown, West Virginia (the ”Morgantown Facility”) for a total purchase price of approximately $8.0 million. Upon closing, the Company assumed the existing lease of the Morgantown Facility with Urgent Care MSO, LLC, as tenant (the “Urgent Care Lease”). The Urgent Care Lease has approximately ten years remaining in the initial term, exclusive of tenant renewal options. The following table presents the details of the tangible and intangible assets acquired and liabilities assumed:

Land and site improvements	$1,256
Building and tenant improvements	5,792
In-place leases	457
Leasing costs	445
Total purchase price	$7,950

Beaumont Facility

On October 1, 2019, the Company purchased a medical office building located in Beaumont, Texas (the “Beaumont Facility”) for a total purchase price of approximately $33.7 million. Upon closing, the Company assumed the existing lease of the Beaumont Facility with The Medical Center of Southeast Texas, LP, as tenant (the “Medical Center Lease”). The Medical Center Lease has 10 years remaining in the initial term, exclusive of tenant renewal options. The following table presents the details of the tangible and intangible assets acquired and liabilities assumed:

Land and site improvements	$3,421
Building and tenant improvements	25,872
In-place leases	3,304
Leasing costs	1,142
Total purchase price	$33,739

Bastrop Facility

On October 25, 2019, the Company purchased a medical emergency center located in Bastrop, Texas (the “Bastrop Facility”) for a total purchase price of approximately $12.1 million. Upon closing, the Company assumed the existing lease of the Bastrop Facility with St. David’s Healthcare Partnership, L.P., LLP, as tenant (the “St. David’s Lease”). The St. David’s Lease has approximately five years remaining in the initial term, exclusive of tenant renewal options. The following table presents the details of the tangible and intangible assets acquired and liabilities assumed:

Land and site improvements	$2,039
Building and tenant improvements	8,712
In-place leases	990
Leasing costs	324
Total purchase price	$12,065

Panama City Facilities

On October 31, 2019, the Company purchased a medical office building located in Panama City, Florida (the “Panama City Facility”); (ii) a medical office building located in Panama City Beach, Florida (the “PCB Facility”); and (iii) a medical office building located in Chipley, Florida (the “Chipley Facility”) for a total purchase price of approximately $13.0 million. Upon closing, the Company assumed the existing leases with SCP Eye Care Services, LLC, as tenant (the “SCP Leases”), at the Panama City Facility, the PCB Facility and the Chipley Facility. The SCP Leases have approximately 15 years remaining in the initial term, exclusive of tenant renewal options. The following table presents the details of the tangible and intangible assets acquired and liabilities assumed:

Land and site improvements	$1,779
Building and tenant improvements	9,718
In-place leases	405
Leasing costs	1,074
Total purchase price	$12,976

Jacksonville Facilities

On November 15, 2019, the Company purchased a condominium unit located in Ponte Vedra, Florida (the “Ponte Vedra Facility”) and a medical office building located in Jacksonville, Florida (the “Riverside Facility”), for a total purchase price of approximately $8.9 million. Upon closing, the Company entered into new leases of the Ponte Vedra Facility and the Riverside Facility to Southeast Orthopedic Specialists, Inc., as tenant, with each lease having an initial term of 15 years, exclusive of tenant renewal options. The following table presents the details of the tangible assets acquired:

Land and site improvements	$1,023
Building and tenant improvements	7,846
Total purchase price	$8,869

Greenwood Facility

On December 17, 2019, the Company purchased a medical office building located in Greenwood, Indiana (the “Greenwood Facility”), for a purchase price of approximately $5.8 million. Upon closing, the Company assumed the existing leases of the Greenwood Facility with (i) Indiana Eye Clinic, LLC, as tenant, (ii) Glasshouse Optical, Inc., as tenant, and (iii) The Ambulatory Surgery Center at the Indiana Eye Clinic, LLC, as tenant. Each lease has approximately 13 years remaining in the initial terms, exclusive of tenant renewal options. The following table presents the details of the tangible assets acquired:

Land and site improvements	$892
Building and tenant improvements	4,956
Total purchase price	$5,848

Summary of Properties Acquired During the Year Ended December 31, 2018

During the year ended December 31, 2018, the Company completed 14 acquisitions. Substantially all of the fair value of the acquisitions was concentrated in a single identifiable asset or group of similar identifiable assets and, therefore, all of the acquisitions represent asset acquisitions. Accordingly, transaction costs for these acquisitions were capitalized.

A rollforward of the gross investment in land, building, improvements, and acquired lease intangible assets as of December 31, 2018 resulting from these acquisitions is as follows:

	Land	Building	Site Improvements	Tenant Improvements	Acquired Lease Intangibles	Gross Investment in Real Estate
Balances as of January 1, 2018	$42,701	$384,338	$4,808	$8,010	$31,650	$471,507
Facility Acquired – Date Acquired:
Moline / Silvis – 1/24/18	-	4,895	249	967	989	7,100
Freemont – 2/9/18	162	8,335	-	-	-	8,497
Gainesville – 2/23/18	625	9,885	-	-	-	10,510
Dallas – 3/1/18	6,272	17,012	-	-	-	23,284
Orlando – 3/22/18	2,543	11,720	532	224	1,395	16,414
Belpre – 4/19/18	3,025	50,526	972	2,994	7,166	64,683
McAllen – 7/3/18	1,099	4,296	-	-	-	5,395
Derby – 8/3/18	412	2,496	154	89	453	3,604
Bountiful – 10/12/18	720	4,185	-	-	-	4,905
Cincinnati – 10/30/18	1,745	1,336	79	474	492	4,126
Melbourne – 11/16/18	645	5,950	86	31	1,007	7,719
Southern IL – 11/30/18	1,830	12,660	-	-	-	14,490
Vernon – 12/19/18	1,166	9,929	-	-	-	11,095
Corona – 12/31/18	1,601	14,689	-	-	-	16,290
Tenant improvements(1)	-	-	-	2,568	-	2,568
Total Additions:	21,845	157,914	2,072	7,347	11,502	200,680
Great Bend Disposition – 12/20/18	(836)	(23,801)	-	-	-	(24,637)
Balances as of December 31, 2018	$63,710	$518,451	$6,880	$15,357	$43,152	$647,550

(1) Represents tenant improvements that were completed and placed in service during the year ended December 31, 2018 related to the Company’s existing facilities.

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

Dallas Facility - On March 1, 2018, the Company purchased a hospital, a three-story parking garage, and land all located in Dallas, Texas for an aggregate purchase price of approximately $23.3 million. In addition to the hospital and the parking garage, the land underlays two medical office buildings that are not owned by the Company, each of which is ground leased to the hospital. Upon the closing of this acquisition, the Company entered into two leases with Pipeline East Dallas, LLC, with one lease relating to the hospital and the other lease relating to the underlying land and parking garage.

Orlando Facilities – On March 22, 2018, the Company purchased five medical office buildings located in Orlando, Florida from five affiliated sellers for an aggregate purchase price of approximately $16.4 million. Upon the closing of this acquisition, the Company assumed five existing leases with Orlando Health, Inc. One lease has approximately one year remaining in its initial term, with one 10-year renewal option; one lease has approximately six years remaining in its initial term, with three consecutive five-year renewal options; one lease has approximately six years remaining in its initial term, with four consecutive five-year renewal options; one lease has approximately six years remaining in its initial term, with three consecutive five-year renewal options; and one lease was amended at closing to extend the remaining term to five years with four consecutive five-year renewal options. The following table presents the details of the tangible and intangible assets acquired and liabilities assumed:

Land and site improvements	$3,075
Building and tenant improvements	11,944
In-place leases	808
Above market lease intangibles	229
Leasing costs	358
Below market lease intangibles	(10)
Total purchase price	$16,404

Belpre Portfolio - On April 19, 2018, the Company purchased a portfolio of four medical office buildings and a right of first refusal to purchase a fifth, yet to be built, medical office building on the same campus, for an aggregate purchase price of approximately $64.1 million. Upon the closing of the acquisition the Company assumed the existing leases with Marietta Memorial Hospital, a subsidiary of Memorial Health System and such leases had a weighted average remaining lease term of approximately 11.35 years, each with three consecutive five-year tenant renewal options. The following table presents the details of the tangible and intangible assets acquired and liabilities assumed:

Land and site improvements	$3,997
Building and tenant improvements	53,520
In-place leases	2,660
Above market lease intangibles	2,527
Leasing costs	1,979
Below market lease intangibles	(632)
Total purchase price	$64,051

McAllen Facility - On July 3, 2018, the Company purchased a medical office building (and adjacent condominium) located in McAllen, Texas for a purchase price of approximately $5.4 million. Upon the closing of this acquisition, the Company entered into a new 11-year lease with Valley Ear, Nose, and Throat Specialists, PA, with two consecutive 10-year renewal options.

Derby Facility - On August 3, 2018, the Company purchased a medical office building located in Derby, Kansas for a purchase price of approximately $3.6 million. Upon the closing of this acquisition, the Company assumed the existing lease with Rock Surgery Center, LLC. The lease has approximately nine years remaining in its initial term, with one five-year tenant renewal option. The following table presents the details of the tangible and intangible assets acquired and liabilities assumed:

Land and site improvements	$566
Building and tenant improvements	2,585
In-place leases	299
Leasing costs	154
Below market lease intangibles	(23)
Total purchase price	$3,581

Bountiful Facility - On October 12, 2018, the Company purchased a medical office building located in Bountiful, Utah for a purchase price of approximately $4.9 million. Upon the closing of this acquisition, the Company entered into a lease with Ryan K. Anderson, D.P.M., P.C., a professional corporation doing business as Foot and Ankle Specialists of Utah. The lease has an initial term of 15 years, with two consecutive 15 year extension options.

Cincinnati Facility - On October 30, 2018, the Company purchased a medical office building located in Cincinnati, Ohio, for a purchase price of approximately $4.0 million. Upon the closing of the acquisition, the Company assumed the existing leases with TriHealth, Inc., as tenant as follows: (i) the lease of Unit A with seven years remaining in the initial term and three consecutive five year renewal options; (ii) the lease of Unit B with eight years remaining in the initial term and three consecutive five year renewal options; and (iii) the lease of Unit C with seven years remaining in the initial term and three consecutive five year renewal options. The following table presents the details of the tangible and intangible assets acquired and liabilities assumed:

Land and site improvements	$1,824
Building and tenant improvements	1,810
In-place leases	236
Above market lease intangibles	131
Leasing costs	125
Below market lease intangibles	(52)
Total purchase price	$4,074

Melbourne Facility - On November 16, 2018, the Company purchased a medical office building located in Melbourne, Florida for a purchase price of approximately $7.7 million. Upon the closing of the acquisition, the Company assumed the existing lease with Brevard Radiation Oncology, LLC, as tenant. The lease has five years remaining in the initial term, with two consecutive five year renewal options. The following table presents the details of the tangible and intangible assets acquired and liabilities assumed:

Land and site improvements	$731
Building and tenant improvements	5,981
In-place leases	346
Above market lease intangibles	504
Leasing costs	157
Total purchase price	$7,719

Southern IL Facilities - On November 30, 2018, the Company purchased six buildings at four locations in Southern Illinois, for an aggregate purchase price of approximately $14.5 million. Details regarding the six buildings and the Company’s tenants and lease terms are as follows:

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

Vernon Facilities - On December 19, 2018, the Company purchased two medical office buildings located in Vernon, Connecticut for a total purchase price of approximately $10.9 million. Upon the closing of the acquisition, the Company leased the facilities to Prospect ECHN, Inc. One lease has an initial term of 15 years with two consecutive 10-year extension option, and the other lease has an initial term of 12 years with two consecutive 10-year extension options.

Corona Facility - On December 31, 2018, the Company purchased a medical office building located in Corona, California for a purchase price of approximately $17.2 million. Upon the closing of the acquisition, the Company entered into a lease with Citrus Valley Medical Associates, Inc. The lease has an initial term of 12 years with no renewal option.

Disposition

On December 20, 2018, the Company disposed of the Great Bend Regional Hospital receiving gross proceeds of $32.5 million, resulting in a gain of approximately $7.7 million. After commissions and expenses paid, net proceeds received were $31.6 million.

Intangible Assets and Liabilities

The following is a summary of the carrying amount of intangible assets and liabilities as of December 31, 2019 and 2018:

	As of December 31, 2019
	Cost	Accumulated Amortization	Net
Assets
In-place leases	$39,429	$(7,851)	$31,578
Above market leases	12,246	(2,366)	9,880
Leasing costs	21,119	(3,458)	17,661
	$72,794	$(13,675)	$59,119
Liability
Below market leases	$3,861	$(697)	$3,164

	As of December 31, 2018
	Cost	Accumulated Amortization	Net
Assets
In-place leases	$21,753	$(4,037)	$17,716
Above market ground lease	707	(28)	679
Above market leases	8,009	(1,096)	6,913
Leasing costs	12,683	(1,703)	10,980
	$43,152	$(6,864)	$36,288
Liability
Below market leases	$2,336	$(308)	$2,028

The following is a summary of the acquired lease intangible amortization:

	Year Ended December 31,
	2019	2018	2017
Amortization expense related to in-place leases	$3,814	$2,460	$1,542
Amortization expense related to leasing costs	$1,755	$1,165	$530
Decrease in rental revenue related to above market ground lease	$-	$22	$6
Decrease in rental revenue related to above market leases	$1,270	$876	$220
Increase in rental revenue related to below market leases	$(389)	$(210)	$(97)

Future aggregate net amortization of the acquired lease intangible assets and liabilities as of December 31, 2019, is as follows:

	Net Decrease in Revenue	Increase in Expense
2020	$(986)	$7,332
2021	(988)	6,717
2022	(997)	6,350
2023	(1,024)	5,728
2024	(634)	5,314
Thereafter	(2,087)	17,798
Total	$(6,716)	$49,239

For the year ended December 31, 2019, the weighted average amortization period for asset lease intangibles and liability lease intangibles are 6.70 years and 6.16 years, respectively.

Unaudited Pro Forma Financial Information

No acquisitions that occurred during 2019 and 2018 qualified for treatment as a business combination and therefore pro forma information is not provided for acquisitions that occurred during those years. The businesses acquired in 2017 that were accounted for as business combinations were included in our results of operations from the dates of acquisition. The following table provides summary unaudited pro forma information as if the Company’s acquisitions during the year ended December 31, 2017 that were accounted for as if business combinations had occurred as of January 1, 2017:

Year Ended December 31, 2017
(unaudited)
Revenue	$38,140
Net income	$1,828
Net income attributable to common stockholders	$41
Income attributable to common stockholders per share – basic and diluted	$-
Weighted average shares outstanding – basic and diluted	$19,617

Note 4 – Credit Facility, Notes Payable and Derivative Instruments

Credit Facility

The Company, the Operating Partnership, as borrower, and certain of its subsidiaries (such subsidiaries, the “Subsidiary Guarantors”) are parties to a syndicated credit facility with BMO, as administrative agent (the “Credit Facility”). Amounts outstanding under the Credit Facility bear interest at a floating rate that is based on LIBOR, plus a specified margin based on the Company’s leverage. On September 30, 2019, the Company entered into an amendment to the Credit Facility that, among other things, (i) increased the borrowings under the term-loan component (the “Term Loan”) from $175 million to $300 million, representing the exercise of the remaining $75 million accordion feature and a re-allocation of $50 million from the revolver component (the “Revolver”) to the Term Loan and (ii) added a new $150 million accordion feature. Upon execution of the first amendment to the Company’s Credit Facility, the Credit Facility consisted of a $200 million capacity Revolver, a $300 million Term Loan and a $150 million accordion. The term of the Company’s Credit Facility expires in August 2022, subject to a one-year extension option. The amendment also amends the restricted payments financial covenant by deferring implementation of the 95% AFFO payout limitation contained in Section 8.24(a) of the Credit Facility from the fourth quarter of 2019 to the fourth quarter of 2020 and provides a mechanism for determining an alternative benchmark rate to LIBOR.

The Subsidiary Guarantors and the Company are guarantors of the obligations under the Credit Facility. The amount available to borrow from time to time under the Credit Facility is limited according to a quarterly borrowing base valuation of certain properties owned by the Subsidiary Guarantors.

The Operating Partnership is subject to a number of financial covenants under its Credit Facility, including, among other things, (i) a maximum consolidated leverage ratio as of the end of each fiscal quarter of less than 0.60:1.00, (ii) a minimum fixed charge coverage ratio of 1.50:1.00, (iii) a minimum net worth of $203.8 million plus 75% of all net proceeds raised through equity offerings subsequent to March 31, 2018 (which, as of December 31, 2019, equaled $247.6 million) and (iv) a ratio of total secured recourse debt to total asset value of not greater than 0.10:1.00. Additionally, beginning at the end of fourth quarter of 2020, the Company’s distributions to common stockholders will be limited to an amount equal to 95% of its AFFO. As of December 31, 2019, the Company was in compliance with all of the financial and non financial covenants contained in the Credit Facility.

The Company has entered into interest rate swaps to hedge its interest rate risk on the Term Loan. For additional information related to the interest rate swaps, see the “Derivative Instruments - Interest Rate Swaps” section herein.

During the year ended December 31, 2019, the Company borrowed $244,250 under the Credit Facility and repaid $173,175, for a net amount borrowed of $71,075. During the year ended December 31, 2018 the Company borrowed $186,100 under the Credit Facility and repaid $70,725, for a net amount borrowed of $115,375. Interest expense incurred on the Credit Facility was $14,237, $11,371, and $4,234 for the years ended December 31, 2019, 2018, and 2017, respectively. As of December 2019 and 2018, the Company had the following outstanding borrowings under the Credit Facility:

	December 31, 2019	December 31, 2018
Revolver	$51,350	$180,275
Term Loan	300,000	100,000
Less: Unamortized debt issuance costs	(3,832)	(3,922)
Credit Facility, net	$347,518	$276,353

Costs incurred related to the Credit Facility, net of accumulated amortization, are netted against the Company’s “Credit Facility, net of unamortized debt issuance costs” balance in the accompanying Consolidated Balance Sheets. The Company paid $1,039 and $2,811 during the years ended December 31, 2019 and 2018, respectively, related to modifications to the Credit Facility and borrowing base additions. Amortization expense incurred was $1,129, $1,639, and $1,092 for the years ended December 31, 2019, 2018, and 2017, respectively, and is included in the “Interest Expense” line item in the accompanying Consolidated Statements of Operations.

In July 2017, the FCA, which regulates LIBOR, announced its intention to stop compelling banks to submit rates for the calculation of LIBOR after 2021. As a result, the Federal Reserve Board and the Federal Reserve Bank of New York organized the ARRC, which identified the SOFR as its preferred alternative to USD-LIBOR in derivatives and other financial contracts. The Credit Facility provides that, on or about the LIBOR cessation date (subject to an early opt-in election), LIBOR shall be replaced as a benchmark rate in the Credit Facility with a new benchmark rate to be agreed upon by the Company and BMO, with such adjustments to cause the new benchmark rate to be economically equivalent to LIBOR. The Company is not able to predict when LIBOR will cease to be available or when there will be sufficient liquidity in the SOFR markets.

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

While the Company expects LIBOR to be available in substantially its current form until the end of 2021, it is possible that LIBOR will become unavailable prior to that point. This could result, for example, if sufficient banks decline to make submissions to the LIBOR administrator. In that case, the risks associated with the transition to an alternative reference rate will be accelerated and potentially magnified.

Notes Payable, Net of Debt Issuance Costs

The Company’s notes payable, net, includes two loans: (1) the Cantor Loan and (2) the West Mifflin Note, described in detail below. The following table sets forth the aggregate balances of these loans as of December 31, 2019 and 2018.

	December 31, 2019	December 31, 2018
Notes payable, gross	$39,475	$39,475
Less: Unamortized debt issuance costs	(667)	(799)
Cumulative principal repayments	(158)	(22)
Notes payable, net	$38,650	$38,654

Amortization expense incurred related to the debt issuance costs was $132, $131, and $132, for the years ended December 31, 2019, 2018, and 2017, respectively, and is included in the “Interest Expense” line item in the accompanying Consolidated Statements of Operations.

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

The note balance as of December 31, 2019 and 2018 was $32,097. Interest expense incurred on this note was $1,699 for each of the years ended December 31, 2019, 2018, and 2017.

As of December 31, 2019, scheduled principal payments due for each fiscal year ended December 31 are as follows:

2020	$-
2021	282
2022	447
2023	471
2024	492
Thereafter	30,405
Total	$32,097

West Mifflin Note

On September 25, 2015, the Company, through its wholly-owned subsidiary GMR Pittsburgh LLC, as borrower, entered into a Term Loan and Security Agreement with Capital One, National Association (“Capital One”) to borrow $7,378. The note bears interest at 3.72% per annum and all unpaid interest and principal is due on September 25, 2020. Interest is paid in arrears and interest payments began on November 1, 2015 and have continued on the first day of each calendar month thereafter. Principal payments began on November 1, 2018 and have continued on the first day of each calendar month thereafter based on an amortization schedule with the remaining principal balance due on the maturity date. The Company, at its option, may prepay the note at any time, in whole (but not in part) with advanced written notice. The West Mifflin facility serves as collateral for the note. The note requires a quarterly fixed charge coverage ratio of at least 1:1, a quarterly minimum debt yield of 0.09:1.00, and annualized Operator EBITDAR (as defined in the note) measured on a quarterly basis of not less than $6,000. The Operator is Associates in Ophthalmology, Ltd. and Associates Surgery Centers, LLC. The Company made principal payments of $136 and $22 during the years ended December 31, 2019 and 2018. The note balance as of December 31, 2019 and 2018 was $7,220 and $7,356, respectively. The balance is scheduled to be paid in full during 2020. Interest expense incurred on this note was $274, $280, and $278, for the years ended December 31, 2019, 2018, and 2017, respectively.

Derivative Instruments - Interest Rate Swaps

As of December 31, 2019, the Company had five interest rate swaps that are used to manage the interest rate risk and fix the LIBOR component of certain of its floating rate debt as follows: (i) on August 7, 2018 the Company executed an interest rate swap with BMO that was designated as a cash flow hedge on the Term Loan, with a notional amount of $100 million, a fixed interest rate of 2.88%, and a maturity date of August 8, 2023; (ii) on November 16, 2018 the Company executed separate interest rate swaps with SunTrust Bank (“SunTrust”) and Citizens Bank of Pennsylvania (“Citizens”) that were each designated as cash flow hedges. The swap with SunTrust has a notional amount of $40 million and the swap with Citizens has a notional amount of $30 million and both have a fixed interest rate of 2.93% and a maturity date of August 7, 2024; and (iii) on October 3, 2019 the Company executed separate interest rate swaps with BMO and SunTrust that were each designated as cash flow hedges. The swap with BMO has a notional amount of $90 million and the swap with SunTrust has a notional amount of $40 million, which effectively fixed the LIBOR component of the interest rate on a corresponding amount of the Term Loan at 1.21%. These interest rate swaps fix the LIBOR component on a weighted average basis at 2.17%.

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

The fair value of the Company’s interest rate swaps was a net liability of $6,491 and $3,487 as of December 31, 2019 and 2018, respectively. The gross balances are included in the “Derivative Asset’ and “Derivative Liability” line items on the Company’s Consolidated Balance Sheets as of December 31, 2019 and 2018, respectively.

The table below details the components of the loss presented on the accompanying Consolidated Statements of Comprehensive Income (Loss) recognized on the Company’s interest rate swap agreements designated as cash flow hedges for the years ended December 31, 2019, 2018, and 2017.

	Years Ended December 31,
	2019	2018	2017
Amount of loss recognized in other comprehensive loss	$3,922	$3,919	$-
Amount of loss reclassified from accumulated other comprehensive loss into interest expense	(969)	(198)	-
Total change in accumulated other comprehensive loss	$2,953	$3,721	$-

During 2020, the Company estimates that an additional $1,737 will be reclassified as an increase to interest expense. Additionally, during the years ended December 31, 2019, 2018, and 2017, the Company recorded total interest expense in its Consolidated Statements of Operations of $17,472, $14,975, and $7,435, respectively.

Weighted-Average Interest Rate and Term

The weighted average interest rate and term of the Company’s debt was 3.90% and 3.76 years, respectively, at December 31, 2019, compared to 4.64% and 4.24 years, respectively, as of December 31, 2018.

Note 5 – Equity

Preferred Stock

General

The Company’s charter authorizes the issuance of 10,000 shares of preferred stock, par value $0.001 per share. As of December 31, 2019 and 2018, there were 3,105 shares issued and outstanding.

On September 15, 2017, the Company closed on the issuance of 3,105 shares of its Series A Cumulative Redeemable Preferred Stock, $0.001 par value per share, with an initial liquidation preference of $25 per share (“Series A Preferred Stock”), inclusive of 405 shares issued in connection with the underwriters’ exercise of their over-allotment option. The Company may, at its option, redeem the Series A Preferred Stock for cash in whole or in part, from time to time, at any time on or after September 15, 2022, at a cash redemption price of $25 per share. The Series A Preferred Stock has no voting rights, except for limited voting rights if the Company fails to pay dividends for six quarterly periods. The issuance resulted in the Company receiving net proceeds of $74,959, which were primarily used to repay borrowings on the Company’s Revolving Credit Facility. The Company assessed the characteristics of the Series A Preferred Stock in accordance with the provisions of ASC Topic 480 – “Distinguishing Liabilities from Equity,” and concluded that the Series A Preferred Stock be classified as permanent equity.

Preferred Stock Dividends

Dividend activity on our preferred stock during the years ended December 31, 2019 and 2018 is summarized in the following table:

Date Announced	Record Date	Applicable Quarter	Payment Date	Quarterly Dividend		Dividends per Share
December 15, 2017	January 15, 2018	Q4 2017	January 31, 2018	$1,455		$0.46875
March 7, 2018	April 15, 2018	Q1 2018	April 30, 2018	$1,456		$0.46875
June 15, 2018	July 15, 2018	Q2 2018	July 31, 2018	$1,455		$0.46875
September 10, 2018	October 15, 2018	Q3 2018	October 31, 2018	$1,455		$0.46875
December 13, 2018	January 15, 2019	Q4 2018	January 31, 2019	$1,455		$0.46875
March 6, 2019	April 15, 2019	Q1 2019	April 30, 2019	$1,455		$0.46875
June 14, 2019	July 15, 2019	Q2 2019	July 31, 2019	$1,455		$0.46875
September 13, 2019	October 15, 2019	Q3 2019	October 31, 2019	$1,455		$0.46875
December 13, 2019	January 15, 2020	Q4 2019	January 31, 2020	$1,455	(1)	$0.46875

(1) Two months of this amount, equal to $970, was accrued at December 31, 2019.

The holders of the Series A Preferred Stock are entitled to receive dividend payments only when, as and if declared by the Board (or a duly authorized committee of the Board). Dividends will accrue or be payable in cash from the original issue date, on a cumulative basis, quarterly in arrears on each dividend payment date at a fixed rate per annum equal to 7.50% of the liquidation preference of $25 per share (equivalent to $1.875 per share on an annual basis). Dividends on the Series A Preferred Stock will be cumulative and will accrue whether or not (i) funds are legally available for the payment of those dividends, (ii) the Company has earnings or (iii) those dividends are declared by the Board. The quarterly dividend payment dates on the Series A Preferred Stock are January 31, April 30, July 31 and October 31 of each year, which commenced on October 31, 2017. During the years ended December 31, 2019 and 2018, the Company paid preferred dividends of $5,822 and $5,821, respectively.

Common Stock

General

The Company has 500,000 of authorized shares of common stock, $0.001 par value. As of December 31, 2019 and 2018, there were 43,806 and 25,944 outstanding shares of common stock, respectively.

Common Stock Dividends

Dividend activity on our common stock during the years ended December 31, 2019 and 2018 is summarized in the following table:

Date Announced	Record Date	Applicable Quarter	Payment Date	Dividend Amount(1)	Dividends per Share
December 15, 2017	December 26, 2017	Q4 2017	January 10, 2018	$4,552	$0.20
March 7, 2018	March 22, 2018	Q1 2018	April 10, 2018	$4,691	$0.20
June 15, 2018	June 26, 2018	Q2 2018	July 11, 2018	$4,786	$0.20
September 10, 2018	September 20, 2018	Q3 2018	October 10, 2018	$4,889	$0.20
December 13, 2018	December 26, 2018	Q4 2018	January 10, 2019	$5,695	$0.20
March 6, 2019	March 26, 2019	Q1 2019	April 10, 2019	$7,688	$0.20
June 14, 2019	June 26, 2019	Q2 2019	July 11, 2019	$7,699	$0.20
September 13, 2019	September 25, 2019	Q3 2019	October 10, 2019	$8,004	$0.20
December 13, 2019	December 26, 2019	Q4 2019	January 9, 2020	$9,541	$0.20

(1) Includes dividends on granted LTIP Units and OP Units issued to third parties.

During the year ended December 31, 2019, the Company paid total dividends on its common stock, LTIP Units, and OP Units in the amount of $29,171, consisting of the dividends declared for the fourth quarter of 2018 through the third quarter of 2019. Additionally, during the year ended December 31, 2018, the Company paid total dividends on its common stock, LTIP Units and OP Units in the amount of $18,918, consisting of the dividends declared for the fourth quarter of 2017 through the third quarter of 2018.

As of December 31, 2019 and 2018, the Company had an accrued dividend balance of $580 and $316 for dividends payable on the aggregate annual and long-term LTIP Units that are subject to retroactive receipt of dividends on the amount of LTIP Units ultimately earned. During the year ended December 31, 2019, $349 of dividends were accrued and $85 of dividends were paid related to these LTIP Units. During the year ended December 31, 2018, $245 of dividends were accrued and $46 of dividends were paid related to these units.

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

Other Common Stock Activity During 2019

On December 13, 2019, the Company closed an underwritten public offering of its common stock and on December 26, 2019 the Company closed on the related over-allotment option granted to the underwriters. These transactions resulted in the issuance of 6,900 shares of the Company’s common stock at a public offering price of $13.00 per share, generating net proceeds of $84,702.

On March 18, 2019, the Company closed an underwritten public offering of its common stock and on March 25, 2019, the Company closed on part of the related over-allotment option granted to the underwriters. These transactions resulted in the issuance of 8,233 shares of the Company’s common stock at a public offering price of $9.75 per share, generating net proceeds of $75,723.

The Company, its Advisor, and the Operating Partnership have entered into a Sales Agreement with a number of financial institutions, pursuant to which the Company may offer and sell, from time to time, up to $50 million of its common stock (the “ATM Program”), inclusive of any amounts sold under its prior sales agreement. During the year ended December 31, 2019, the Company issued 2,632 shares of its common stock at an average offering price of $11.24 per share pursuant to the ATM Program, generating net proceeds of $29,073.

Other Common Stock Activity During 2018

On December 14, 2018, the Company closed an underwritten public offering of its common stock and on December 26, 2018 the Company closed on the related over-allotment option granted to the underwriters. These transactions resulted in the issuance of 3,651 shares of the Company’s common stock at a public offering price of $9.00 per share, generating net proceeds of $31,540.

During the year ended December 31, 2018, the Company issued 662 shares of its common stock at an average offering price of $9.41 per share pursuant to the ATM Program, generating net proceeds of $5,767.

On June 30, 2017, the Company closed an underwritten public offering of its common stock and on July 20, 2017, the Company closed on the related over-allotment option granted to the underwriters. These transactions resulted in the issuance of 4,025 shares of the Company’s common stock at a public offering price of $9.00 per share, generating net proceeds of $33,795.

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

OP Units

OP Units are limited partnership interests in the Company’s Operating Partnership. OP Units are redeemable by the holder for cash or, at the Company’s option, an equivalent number of shares of the Company’s common stock. During the year ended December 31, 2019, the Company issued an aggregate of 49 OP Units with a value of $506 in connection with a facility acquisition. Additionally, during the year ended December 31, 2019, two OP Unit holders redeemed an aggregate of 51 OP Units that were issued during 2017 in connection with a facility acquisition. The Company redeemed such OP Units for shares of its common stock with a value of $519. During the year ended December 31, 2018, the Company issued an aggregate of 1,899 OP Units with a value of $16,363 in connection with three facility acquisitions. As of December 31, 2019 and 2018, there were 3,143 and 3,145 OP Units issued and outstanding, respectively, with an aggregate value of $27,881 and $27,894, respectively. The OP Unit value is based on the Company’s closing common stock price on the date of the respective transaction and is included as a component of noncontrolling interest in the Company’s Consolidated Balance Sheets as of December 31, 2019 and 2018. The Company has a sufficient number of common shares authorized to cover the redemption of outstanding OP Units.

Note 6 – Related Party Transactions

Management Agreement

Upon completion of the Company’s initial public offering on July 1, 2016, the Company and the Advisor entered into an amended and restated management agreement (the “Amended Management Agreement”). Certain material terms of the Amended Management Agreement are summarized below:

Term and Termination

The Amended Management Agreement had an initial term of three years that expired on July 1, 2019, and is currently subject to an unlimited number of successive one-year renewal periods, unless the agreement is not renewed or is terminated in accordance with its terms. If the Board decides to terminate or not renew the Amended Management Agreement, the Company will generally be required to pay the Advisor a termination fee equal to three times the sum of the average annual base management fee and the average annual incentive compensation with respect to the previous eight fiscal quarters ending on the last day of the fiscal quarter prior to termination.

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

Incentive Fee

The Company may also be required to pay its Advisor an incentive fee with respect to each calendar quarter (or part thereof that the Amended Management Agreement is in effect) in arrears. The incentive fee is an amount, not less than zero, equal to the difference between (1) the product of (x) 20% and (y) the difference between (i) the Company’s AFFO (as defined below) for the previous 12-month period, and (ii) the product of (A) the weighted average of the issue price of equity securities issued in the initial public offering and in future offerings and transactions, multiplied by the weighted average number of all shares of common stock outstanding on a fully-diluted basis (including any restricted stock units, any restricted shares of common stock, OP Units, LTIP Units, and shares of common stock underlying awards granted under the 2016 Equity Incentive Plan (the “2016 Equity Plan”) or any future plan in the previous 12-month period, and (B) 8%, and (2) the sum of any incentive fee paid to the Advisor with respect to the first three calendar quarters of such previous 12-month period; provided, however, that no incentive fee is payable with respect to any calendar quarter unless AFFO is greater than zero for the four most recently completed calendar quarters.

Per the terms of the Amended Management Agreement, AFFO is calculated by adjusting the Company’s funds from operations, or FFO, by adding back acquisition and disposition costs, stock-based compensation expenses, amortization of deferred financing costs and any other non-recurring or non-cash expenses, which are costs that do not relate to the operating performance of the Company’s properties, and subtracting loss on extinguishment of debt, straight line rent adjustment, recurring tenant improvements, recurring leasing commissions and recurring capital expenditures. As of December 31, 2019, the Company had not incurred or paid an incentive fee.

Management Fees and Accrued Management Fees

For the years ended December 31, 2019, 2018, and 2017, management fees of $6,266, $4,422, and $3,123, respectively, were incurred and expensed by the Company. Accrued management fees due to the Advisor were $1,727 and $1,143 as of December 31, 2019 and 2018, respectively. No incentive management fee was incurred by the Company during the years ended December 31, 2019, 2018, or 2017.

Allocated General and Administrative Expenses

Effective May 8, 2017, the Company and the Advisor entered into an agreement pursuant to which, for a period of one year commencing on May 8, 2017, the Company agreed to reimburse the Advisor for $125 of the annual salary of the General Counsel and Secretary of the Company for so long as he continued to be primarily dedicated to the Company in his capacity as its General Counsel and Secretary. This reimbursement agreement expired in May 2018 and was not renewed. In the future, the Company may receive additional allocations of general and administrative expenses from the Advisor that are either clearly applicable to or were reasonably allocated to the operations of the Company. There were no allocated general and administrative expenses from the Advisor for the year ended December 31, 2019. Other than via the terms of the reimbursement agreement noted above, there were no allocated general and administrative expenses from the Advisor for the years ended December 31, 2018 and 2017.

Related Party Balances

A rollforward of the due from related parties and due to related party balance, net, as of December 31, 2019 is as follows:

	Due From Related Parties	Due to Related Party, Net
	Funds for Various Purposes	Mgmt. Fees due to Advisor	Other Funds due from Advisor	Due to Related Party, net
Balance as of January 1, 2019	$61	$(1,143)	52	$(1,091)
Management fee expense incurred	-	(6,266)	-	(6,266)
Management fees paid to Advisor	-	5,682	-	5,682
Loans to Advisor	-	-	27	27
Loan repayments from related parties	(11)	-	-	-
Balance as of December 31, 2019	$50	$(1,727)	79	$(1,648)

A rollforward of the due (to) from related parties balance, net, as of December 31, 2018, is as follows:

	Due to Advisor – Mgmt. Fees	Due (to) from Advisor – Other Funds	Due (to) from Other Related Party	Total Due (To) From Related Parties, Net
Balance as of January 1, 2018	$(1,064)	9	19	$(1,036)
Management fee expense incurred	(4,422)	-	-	(4,422)
Management fees paid to Advisor	4,343	-	-	4,343
Loans to Advisor	-	43	-	43
Loans to other related parties	-	-	42	42
Balance as of December 31, 2018	$(1,143)	52	61	$(1,030)

Note 7 – Stock-Based Compensation

2016 Equity Incentive Plan

The 2016 Equity Incentive Plan, as amended (the “Plan”), is intended to assist the Company and its affiliates in recruiting and retaining employees of the Manager, members of the Board, executive officers of the Company, and individuals who provide services to those entities or affiliates of those entities.

The Plan is intended to permit the grant of both qualifying and non-qualified options and the grant of stock appreciation rights, restricted stock, unrestricted stock, awards of restricted stock units, performance awards and other equity-based awards (including LTIP Units) for up to an aggregate of 1,763 shares of common stock, subject to increase under certain provisions of the Plan. Based on the grants outstanding as of December 31, 2019, there are 584 units that remain available to be granted under the Plan. Units subject to awards under the Plan that are forfeited, cancelled, lapsed, settled in cash or otherwise expired (excluding shares withheld to satisfy exercise prices or tax withholding obligations) are available for grant.

Time-Based Grants

The time-based vesting LTIP Unit activity under the Plan during the year ended December 31, 2019 was as follows:

LTIP Units outstanding as of December 31, 2018	588
LTIP Units earned and granted via the 2018 performance program – Annual Awards (1)	108
LTIP Units granted on a discretionary basis related to the Annual Awards (2)	28
LTIP Units granted as 2019 long-term time based awards (3)	54
LTIP Units granted to independent directors of the Board (4)	22
LTIP Units – other grant and forfeitures, net (5)	(42)
LTIP Units outstanding as of December 31, 2019	758

(1)	The 108 LTIP Units represents earned and granted units from the previously disclosed 2018 annual awards (the “Annual Awards”). On March 5, 2019 the Compensation Committee of the Board (the “Compensation Committee”) determined the extent to which the Company achieved the performance goals related to the 2018 Annual Awards and determined the number of LTIP Units that each grantee was entitled to receive. These grants vested 50% on March 5, 2019, the determination date, and 50% vest on March 5, 2020.

(2)	The 28 LTIP Units represents a discretionary grant by the Board. These grants vested 50% on March 5, 2019, the grant date, and 50% vest on March 5, 2020.

(3)	The 54 LTIP Units represent grants approved by the Board on March 5, 2019 pursuant to the Company’ 2019 Long-Term Incentive Plan. These grants are valued based on the Company’s common stock price on the date of grant of $10.07 and vest in equal one-third increments on each of March 5, 2020, March 5, 2021, and March 5, 2022.

(4)	The 22 LTIP Units represent a grant to the independent directors of the Board made on May 29, 2019, which vest on May 29, 2020.

(5)	The net decrease of 42 LTIP Units net represents 45 LTIP Units redeemed for the Company’s common stock and one LTIP Unit that was forfeited, partially offset by three LTIP Units that were granted on March 15, 2019 and one LTIP Unit granted on December 9, 2019, both related to new hires. The LTIP Units granted to the new hires vest in equal one-third increments from the date of grant.

A detail of the vested and unvested LTIP Units outstanding as of December 31, 2019 is as follows:

Total vested units	516
Unvested units:
Granted to employees of the Advisor	220
Granted to the Company’s independent directors	22
Total unvested units	242
LTIP Units outstanding as of December 31, 2019	758

Performance Based Awards

For each of the past three years the Company’s Board has approved annual performance-based LTIP awards (“Annual Awards”) and long-term performance-based LTIP awards (“Long-Term Awards”) to the executive officers of the Company and other employees of the Advisor who perform services for the Company. As described below, the Annual Awards have one-year performance periods and the Long-Term Awards have three-year performance periods. In addition to meeting specified performance metrics, vesting in both the Annual Awards and the Long-Term Awards is subject to service requirements.

A detail of the Annual Awards and Long-Term Awards under the 2017, 2018, and 2019 programs as of December 31, 2019 is as follows:

	2017 Program	2018 Program		2019 Program
	Long-Term	Annual	Long-Term	Annual	Long-Term	Total
Net annual and long-term LTIP awards as of December 31, 2018 (at target)	96	161	110	-	-	367
LTIP Unit target grants via the 2019 Performance Program – Annual Awards and Long-Term Awards (1)	-	-	-	133	82	215
LTIP Units earned and granted via the 2018 Performance Program – Annual Awards (2)	-	(108)	-	-	-	(108)
LTIP Units granted on a discretionary basis via the 2018 Performance Program – Annual Awards (2)	-	(28)	-	-	-	(28)
LTIP Units not earned under the 2018 Performance Program – Annual Awards (3)	-	(25)	-	-	-	(25)
Net annual and long-term LTIP awards as of December 31, 2019 (at target)	96	-	110	133	82	421

(1)	These target Annual Awards and Long-Term Awards were approved by the Board on March 5, 2019.

(2)	These amounts represent grants from the 2018 program Annual Awards. Refer to the “Time-Based Grants” table above which presents these grants as earned and time-based.

(3)	On March 5, 2019 the Compensation Committee determined the extent to which the Company achieved the performance goals and concluded that these target awards were not achieved.

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

The Compensation Committee and Board established performance goals for fiscal year 2019, as set forth in Exhibit A to the 2019 LTIP Annual Award Agreements (the “Performance Goals”) that will be used to determine the number of LTIP Units earned by each grantee. As of December 31, 2019, management estimated that the Performance Goals would be met at a 100% level, and accordingly, applied 100% to the net target 2019 program Annual Awards to estimate the 2019 program Annual Awards expected to be earned at the end of the performance period. Cumulative stock-based compensation expense during the year ended December 31, 2019 reflects management’s estimate that 100% of these awards will be earned. As soon as reasonably practicable following the last day of the 2019 fiscal year, the Compensation Committee and Board will determine the extent to which the Company has achieved each of the Performance Goals (expressed as a percentage) and, based on such determination, will calculate the number of LTIP Units that each grantee is entitled to receive. Each grantee may earn up to 150% of the number of his/her target LTIP Units. Any 2019 Annual Award LTIP Units that are not earned will be forfeited and cancelled.

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

Vesting. LTIP Units that are earned as of the end of the applicable three-year performance period will be subject to forfeiture restrictions that will lapse (“vesting”), subject to continued employment through each vesting date as follows; 50% of the earned LTIP Units will vest upon the third anniversary of the respective grant dates and the remaining 50% will vest on the fourth anniversary of the respective grant dates. Vesting may be accelerated under certain circumstances such as a “change-in-control” transaction or a “qualified termination” event.

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

Below are details regarding certain of the assumptions for the Long-Term Awards using Monte Carlo simulations:

	2019 Long-Term Awards	2018 Long-Term Awards	2017 Long-Term Awards
Fair value	$10.07	$8.86	$8.86
Target awards	82	110	96
Volatility	31.7%	33.8%	33.8% - 35.4%
Risk-free rate	2.5%	2.6%	2.4% - 2.6%
Dividend assumption	reinvested	reinvested	reinvested
Expected term in years	3	2.7	1.7 – 2.7

The Company incurred stock compensation expense of $3,336, $2,671, and $1,796, respectively, related to the grants awarded under the Plan. Compensation expense is included within “General and Administrative” expense in the Company’s Consolidated Statements of Operations.

As of December 31, 2019, total unamortized compensation expense related to these awards of approximately $2.7 million is expected to be recognized over a weighted average remaining period of 1.4 years.

Note 8 – Leases

On January 1, 2019, the Company adopted ASC Topic 842, which supersedes Accounting Standards Codification Topic 840 “Leases” (“ASC Topic 840”). Information in this note with respect to the Company’s leases and lease-related costs as both lessee and lessor and lease-related receivables as lessor is presented under ASC Topic 842 as of and for the years ended December 31, 2019.

The Company adopted ASC Topic 842 using the modified retrospective approach whereby the cumulative effect of adoption was recognized on the adoption date and prior periods were not restated. There was no net cumulative effect adjustment to accumulated deficit as of January 1, 2019 as a result of this adoption. ASC Topic 842 sets out the principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. The Company operates as both a lessor and a lessee. As a lessor, the Company is required under ASC Topic 842 to account for leases using an approach that is substantially similar to ASC Topic 840's guidance for operating leases and other leases such as sales-type leases and direct financing leases. In addition, ASC Topic 842 requires lessors to capitalize and amortize only incremental direct leasing costs. As a lessee, the Company is required under the new standard to apply a dual approach, classifying leases, such as ground leases, as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase. This classification determines whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. ASC Topic 842 also requires lessees to record a right of use asset and a lease liability for all leases with an initial term of greater than a year regardless of their classification. The Company has also elected the practical expedient not to recognize right of use assets and lease liabilities for leases with a term of a year or less.

On adoption of the standard, we elected all practical expedients provided for in ASC Topic 842, including:

•	No reassessment of whether any expired and existing contracts were or contained leases;

•	No reassessment of the lease classification for any expired and existing leases; and

•	No reassessment of initial direct costs for any existing leases.

The package of practical expedients was made as a single election and was consistently applied to all existing leases as of January 1, 2019. The Company also elected the practical expedient provided to lessors in a subsequent amendment to ASC Topic 842 that removed the requirement to separate lease and nonlease components, provided certain conditions were met.

Information as Lessor Under ASC Topic 842 (As of and for the year ended December 31, 2019)

To generate positive cash flow, as a lessor, the Company leases its facilities to tenants in exchange for fixed monthly payments that cover rent, property taxes, insurance and certain cost recoveries, primarily common area maintenance (“CAM”). The Company’s leases were determined to be operating leases and have a portfolio average lease years remaining of approximately 10 years. Payments from the Company’s tenants for CAM are considered nonlease components that are separated from lease components and are generally accounted for in accordance with the revenue recognition standard. However, the Company qualified for and elected the practical expedient related to combining the components because the lease component is classified as an operating lease and the timing and pattern of transfer of CAM income, which is not the predominant component, is the same as the lease component, for all asset classes. As such, consideration for CAM is accounted for as part of the overall consideration in the lease. Payments from customers for property taxes and insurance are considered noncomponents of the lease and therefore no consideration is allocated to them because they do not transfer a good or service to the customer. Fixed contractual payments from the Company’s leases are recognized on a straight-line basis over the terms of the respective leases. This means that, with respect to a particular lease, actual amounts billed in accordance with the lease during any given period may be higher or lower than the amount of rental revenue recognized for the period. Straight-line rental revenue is commenced when the tenant assumes control of the leased premises. Accrued straight-line rents receivable represents the amount by which straight-line rental revenue exceeds rents currently billed in accordance with lease agreements. Rental revenue for the year ended December 31, 2019 included variable revenues of $5,341.

Some of the Company’s leases are subject to annual changes in the CPI. Although increases in CPI are not estimated as part of the Company’s measurement of straight-line rental revenue, for leases with base rent increases based on CPI, the amount of rent revenue recognized is adjusted in the period the changes in CPI are measured and effective. Additionally, some of the Company’s leases have extension options.

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

The Company recognized $70,515 of rental and other revenues related to operating lease payments for the year ended December 31, 2019. The aggregate annual cash to be received by the Company on the noncancelable operating leases related to its portfolio as of December 31, 2019 is as follows for the subsequent years ended December 31:

2020	$71,888
2021	70,621
2022	69,242
2023	67,763
2024	63,781
Thereafter	356,694
Total	$699,989

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

The Company’s real estate assets are leased to tenants under operating leases. The rental amounts under the leases were generally subject to scheduled fixed increases. The aggregate annual minimum cash to be received by the Company on its noncancelable operating leases as of December 31, 2018 were as follows:

2019	$50,527
2020	51,450
2021	49,926
2022	48,862
2023	47,743
Thereafter	330,180
Total	$578,688

Information as Lessee Under ASC Topic 842 (As of and for the year ended December 31, 2019)

The Company has six buildings located on land that is subject to operating ground leases with a weighted average remaining term of approximately 24 years. Rental payments on these leases are adjusted periodically based on either the CPI or on a pre-determined schedule. The monthly payments on a pre-determined schedule are recognized on a straight-line basis over the terms of the respective leases. Changes in the CPI are not estimated as part of our measurement of straight-line rental expense. Upon initial adoption of ASC Topic 842, the Company recognized a lease liability of $2.2 million (included in “Other Liabilities”) and a related right of use asset of $2.2 million (included in “Other Assets”) on our Consolidated Balance Sheets equal to the present value of the minimum lease payments required under each ground lease. During the year ended December 31, 2019, the Company recorded an additional $0.1 million right of use asset and recognized an additional lease liability of $0.1 million. The Company used a weighted average discount rate of approximately 4.4%, which was derived, using a portfolio approach, from our assessment of the credit quality of the Company and adjusted to reflect secured borrowing, estimated yield curves and long-term spread adjustments over appropriate tenors. Some of the Company’s ground leases contain extension options and, where we determined it was reasonably certain that an extension would occur, they were included in our calculation of the right of use asset and liability. The Company recognized approximately $107 of ground lease expense, which was paid in cash, during the year ended December 31, 2019.

The following table sets forth the undiscounted cash flows of our scheduled obligations for future lease payments on operating ground leases at December 31, 2019 and a reconciliation of those cash flows to the operating lease liability at December 31, 2019:

2020	$116
2021	116
2022	116
2023	120
2024	125
Thereafter	4,351
Total	4,944
Discount	(2,539)
Lease liability	$2,405

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

The aggregate minimum cash payments to be made by the Company on these land leases as of December 31, 2018, were as follows:

2019	$109
2020	109
2021	109
2022	109
2023	113
Thereafter	2,121
Total	$2,670

Note 9 – Rent Concentration

The Company’s facilities with a concentration of rental revenue of 5% or greater is as follows for the years ended December 31, below:

2019			2018			2017
Facility		%	Facility		%	Facility		%
Encompass(1)%		10	Encompass(1)%		11	Encompass(1)%		20
Belpre		8	OCOM		9	OCOM		12
OCOM		7	Belpre		8	Great Bend		7
Austin		5	Austin		7	Omaha		6
Sherman		5	Sherman		6	Plano		6
All other facilities		65	Dallas		5	Sherman		5
Total	%	100	Great Bend		5	Tennessee		5
			All other facilities		49	All other facilities		39
			Total	%	100	Total	%	100

(1) Four facilities and four locations.

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

Note 11 – Subsequent Events

Dividends

On March 4, 2020, the Company announced the declaration of a cash dividend for the first quarter of 2020 of $0.20 per share of common stock to stockholders of record as of March 25, 2020, to be paid on April 9, 2020.

On March 4, 2020, the Company announced the declaration of a cash dividend of $0.46875 per share to holders of its Series A Cumulative Redeemable Preferred Stock, $0.001 par value per share (the “Series A Preferred Stock”), of record as of April 15, 2020, to be paid on April 30, 2020. This dividend represents the Company’s quarterly dividend on its Series A Preferred Stock for the period from January 31, 2020 through April 29, 2020.

Note 12 – Selected Quarterly Financial Data (Unaudited)

The following unaudited quarterly data has been prepared on the basis of a December 31 year-end. As a result of acquisition activity and equity offerings throughout 2019 and 2018, the quarterly periods presented are not comparable quarter over quarter. The amounts below represent the Company’s actual quarterly results. Additionally, the total for the year may differ from the sum of the quarters due to rounding.

	Year Ended December 31, 2019
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenue	$15,200	$16,880	$18,195	$20,452
Total expenses	13,157	14,418	15,887	17,677
Net income	2,043	2,462	2,308	2,775
Less: Preferred stock dividends	(1,455)	(1,455)	(1,455)	(1,455)
Less: Net income attributable to noncontrolling interest	(60)	(103)	(83)	(108)
Net income attributable to common stockholders	$528	$904	$770	$1,212

Net income attributable to common stockholders per share – basic and diluted	$0.02	$0.03	$0.02	$0.03

Weighted average shares outstanding – basic and diluted	27,380	34,559	35,512	37,876

	Year Ended December 31, 2018
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenue	$11,564	$13,249	$14,003	$14,376
Total expenses	9,663	11,865	12,230	12,547
Income before gain on sale of investment property	1,901	1,384	1,773	1,829
Gain on sale of investment property	-	-	-	7,675
Net income	1,901	1,384	1,773	9,504
Less: Preferred stock dividends	(1,455)	(1,455)	(1,455)	(1,455)
Less: Net (income) loss attributable to noncontrolling interest	(35)	7	(32)	(1,013)
Net income (loss) attributable to common stockholders	$411	$(64)	$286	$7,036

Net income (loss) attributable to common stockholders per share – basic and diluted	$0.02	$(0.00)	$0.01	$0.31

Weighted average shares outstanding – basic and diluted	21,631	21,631	21,797	22,815

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to ensure that the information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to management, including the principal executive officer (our Chief Executive Officer) and principal financial officer (our Chief Financial Officer) as appropriate, to allow timely decisions regarding required disclosures. Our Chief Executive Officer (our “CEO”) and Chief Financial Officer (our “CFO”) evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2019. Based on that evaluation, our CEO and CFO concluded that, as of the end of the period covered by this Report, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of 2019 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Under the supervision of management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal controls over financial reporting were effective as of December 31, 2019.

Deloitte & Touche LLP, an independent registered public accounting firm, audited our consolidated financial statements included in this Annual Report on Form 10-K and our internal control over financial reporting, and that firm’s report on our internal control over financial reporting is set forth below.

March 9, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

Global Medical REIT Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Global Medical REIT Inc. and subsidiaries (the “Company”) as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2019, of the Company and our report dated March 9, 2020, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Deloitte & Touche LLP

Mclean, VA

March 9, 2020

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

The Tax Cuts and Jobs Act

Enactment of the TCJA

On December 22, 2017, President Trump signed into law the TCJA, which made major changes to the Code, including several provisions of the Code that may affect the taxation of REITs and their security holders. The most significant of these provisions are described below. Prospective investors should consult their tax advisors regarding the implications of the TCJA on their investment.

Revised Individual Tax Rates and Deductions

The TCJA created seven income tax brackets for individuals ranging from 10% to 37% that generally apply at higher thresholds than prior law. For example, the highest 37% rate applies to joint return filer incomes above $600,000, instead of the highest 39.6% rate that applied to incomes above $470,700 under pre-TCJA law. The maximum 20% rate that applies to long-term capital gains and qualified dividend income is unchanged, as is the 3.8% Medicare tax on net investment income (see “Material U.S. Federal Income Tax Considerations — Taxation of Taxable U.S. Stockholders” in the prospectus).

The TCJA also eliminated personal exemptions, but nearly doubled the standard deduction for most individuals (for example, the standard deduction for joint return filers rose from $12,700 in 2017 to $24,000 in 2018). The TCJA also eliminated many itemized deductions, limited individual deductions for state and local income, property and sales taxes (other than those paid in a trade or business) to $10,000 collectively for joint return filers, and limited the amount of new acquisition indebtedness on principal or second residences for which mortgage interest deductions are available to $750,000. Interest deductions for new home equity debt were eliminated. Charitable deductions were generally preserved. The phaseout of itemized deductions based on income was eliminated.

The TCJA did not eliminate the individual alternative minimum tax, but it raised the exemption and exemption phaseout threshold for application of the tax.

These individual income tax changes were generally effective beginning in 2018, but without further legislation, they will sunset after 2025.

Pass-Through Business Income Tax Rate Lowered through Deduction

Under the TCJA, individuals, trusts, and estates generally may deduct 20% of “qualified business income” (generally, domestic trade or business income other than certain investment items) of certain pass-through entities. In addition, “qualified REIT dividends” (i.e., REIT dividends other than capital gain dividends and portions of REIT dividends designated as qualified dividend income, which in each case are already eligible for capital gain tax rates) and certain other income items are eligible for the deduction by the taxpayer. The overall deduction is limited to 20% of the sum of the taxpayer’s taxable income (less net capital gain) and certain cooperative dividends, subject to further limitations based on taxable income. In addition, for taxpayers with income above a certain threshold (e.g., $315,000 for joint return filers), the deduction for each trade or business is generally limited to no more than the greater of (i) 50% of the taxpayer’s proportionate share of total wages from the pass-through entity, or (ii) 25% of the taxpayer’s proportionate share of such total wages plus 2.5% of the unadjusted basis of acquired tangible depreciable property that is used to produce qualified business income and satisfies certain other requirements. The deduction for qualified REIT dividends is not subject to these wage and property basis limits that apply to other types of “qualified business income.” However, to qualify for this deduction, the U.S. stockholder receiving such dividends must hold the dividend-paying REIT stock for at least 46 days (taking into account certain special holding period rules) of the 91-day period beginning 45 days before the stock becomes ex-dividend and cannot be under an obligation to make related payments with respect to a position in substantially similar or related property. Consequently, the deduction equates to a maximum 29.6% tax rate on ordinary REIT dividends. As with other individual income tax changes under the TCJA, the deduction provisions were effective beginning in 2018. Without further legislation, the deduction will sunset after 2025.

Net Operating Loss Modifications

The net operating loss (“NOL”) provisions were modified by the TCJA. The TCJA limited the NOL deduction to 80% of taxable income (before the deduction). It also generally eliminated NOL carrybacks for individuals and non-REIT corporations (NOL carrybacks did not apply to REITs under prior law), but allows indefinite NOL carryforwards. The new NOL rules apply to losses arising in taxable years beginning in 2018.

Maximum Corporate Tax Rate Lowered to 21%; Elimination of Corporate Alternative Minimum Tax

The TCJA reduced the 35% maximum U.S. federal corporate income tax rate to a maximum of 21%, and reduced the dividends-received deduction for certain corporate subsidiaries. The reduction of the corporate tax rate to 21% also resulted in the reduction of the maximum rate of withholding with respect to our distributions to non-U.S. stockholders that are treated as attributable to gains from the sale or exchange of U.S. real property interests from 35% to 21%. The TCJA also permanently eliminated the corporate alternative minimum tax. These provisions were effective beginning in 2018.

Limitations on Interest Deductibility; Real Property Trades or Businesses Can Elect Out Subject to Longer Asset Cost Recovery Periods

The TCJA limited a taxpayer’s net interest expense deduction to 30% of the sum of adjusted taxable income, business interest, and certain other amounts. Adjusted taxable income does not include items of income or expense not allocable to a trade or business, business interest or expense, the new deduction for qualified business income, NOLs, and for years prior to 2022, deductions for depreciation, amortization, or depletion. For partnerships, the interest deduction limit is applied at the partnership level, subject to certain adjustments to the partners for unused deduction limitations at the partnership level. The TCJA allows a real property trade or business to elect out of this interest limit so long as it uses a 40-year recovery period for nonresidential real property, a 30-year recovery period for residential rental property, and a 40-year recovery period for related improvements described below. For this purpose, a real property trade or business is any real property development, redevelopment, construction, reconstruction, acquisition, conversion, rental, operating, management, leasing, or brokerage trade or business. We believe this definition encompasses our business and thus will allow us the option of electing out of the limits on interest deductibility should we determine it is prudent to do so. Disallowed interest expense is carried forward indefinitely (subject to special rules for partnerships). The interest deduction limit was effective beginning in 2018.

Maintained Cost Recovery Period for Buildings; Reduced Cost Recovery Periods for Tenant Improvements; Increased Expensing for Equipment

For taxpayers that do not use the TCJA’s real property trade or business exception to the business interest deduction limits, the TCJA retained the current 39-year and 27.5-year straight line recovery periods for nonresidential real property and residential rental property, respectively, and provided that tenant improvements for such taxpayers are subject to a general 15-year recovery period. Also, the TCJA temporarily allows 100% expensing of certain new or used tangible property through 2022, phasing out at 20% for each following year. These changes apply, generally, to property acquired after September 27, 2017 and placed in service after September 27, 2017.

Like-Kind Exchanges Retained for Real Property, but Eliminated for Most Personal Property

The TCJA continues the deferral of gain from the like-kind exchange of real property, but provides that foreign real property is no longer “like-kind” to domestic real property. Furthermore, the TCJA eliminated like-kind exchanges for most personal property. These changes were effective generally for exchanges completed after December 31, 2017.

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(2)	Financial Statement Schedule

SCHEDULE III

CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION

(dollars and OP Units in thousands)

		Initial Costs		Costs Capitalized Subsequent to Acquisition		Gross Value at Close of Period
Description	Encumbrances	Land & Improv	Building & Improv	Land & Improv	Building & Improv	Land & Improv	Building & Improv	Total Assets	Acc Depr at 12/31/19	Year Built / Renov	Year Acquired		Life on Which Depreciation in Income Statement is Computed
Omaha-LTACH	(4)	$-	$21,867	$-	$-	$-	$21,867	$21,867	$3,045	2008	2014		(1)
Asheville-ASC	(4)	572	1,934	-	-	572	1,934	2,506	256	2002	2014		(1)
Pittsburgh-MOB/ASC	(5)	1,287	10,322	-	-	1,287	10,322	11,609	1,101	2006	2015		(1)
Memphis-MOB/ASC	(6)(7)	2,705	17,451	-	-	2,705	17,451	20,156	1,730	2009	2015		(1)
Plano-Surgical Hospital	(6)	1,050	16,696	-	-	1,050	16,696	17,746	1,639	2013	2016		(1)
Westland-MOB/ASC	(6)	230	4,520	-	-	230	4,520	4,750	424	2009	2016		(1)
Melbourne-MOB/Imaging	(6)	1,200	14,250	-	-	1,200	14,250	15,450	1,337	2012	2016		(1)
Reading-MOB/ASC	(4)	1,440	7,940	-	--	1,440	7,940	9,380	685	1992/2002	2016		(1)
East Orange-MOB	(4)	2,150	10,112	-	-	2,150	10,112	12,262	823	1996	2016		(1)
Watertown- MOB/Imaging	(4)	1,100	8,002	45	90	1,145	8,092	9,237	658	2011/2015	2016		(1)(3)
Sandusky-MOB	(4)(7)	791	10,710	-	-	791	10,710	11,501	901	2010	2016	/	(1)
Carson City-MOB	(4)	760	3,268	-	-	760	3,268	4,028	259	1991	2016		(1)
Ellijay-MOB	(4)	914	3,337	-	-	914	3,337	4,251	395	2015	2016		(1)(2)(3)
Altoona-IRF	(4)	1,184	18,505	-	-	1,184	18,505	19,689	1,613	2000	2016		(1)(2)(3)
Mechanicsburg-IRF	(4)	810	21,451	-	-	810	21,451	22,261	1,825	2011	2016		(1)(2)(3)
Mesa-IRF	(4)	3,620	16,265	-	-	3,620	16,265	19,885	1,609	2011	2016		(1)(2)(3)
Lewisburg-MOB/Imaging	(4)	681	6,114	-	-	681	6,114	6,795	708	2006	2017		(1)(2)(3)
Cape Coral-MOB	(4)	353	7,017	-	-	353	7,017	7,370	415	2007	2017		(1)(3)
Las Cruces-MOB	(4)	397	4,618	40	-	437	4,618	5,055	385	2012	2017		(1)
Prescott-MOB	(4)	791	3,821	-	-	791	3,821	4,612	221	2016	2017		(1)
Clermont-MOB	(4)	145	4,422	-	-	145	4,422	4,567	302	2014	2017		(1)(2)(3)
Oklahoma City-Surgical Hospital/ Physical Therapy/ASC	(4)	2,953	38,724	-	-	2,953	38,724	41,677	3,077	2002/2007	2017		(1)(2)(3)
Brockport-MOB	(4)	693	7,097	-	-	693	7,097	7,790	604	2011	2017		(1)(2)(3)
Flower Mound-ASC	(4)	730	3,155	-	-	730	3,155	3,885	269	2014	2017		(1)(2)(3)
Sherman-IRF/ LTACH	(4)	1,601	25,011	-	2,447	1,601	27,458	29,059	1,664	2009	2017		(1)(2)
Lubbock-MOB	(4)	1,566	5,725	-	-	1,566	5,725	7,291	539	2004	2017		(1)(2)(3)
Germantown-MOB/ASC	(4)	3,050	8,385	-	-	3,050	8,385	11,435	810	2002	2017		(1)(2)(3)
Austin-IRF	(4)	7,223	29,616	-	-	7,223	29,616	36,839	1,738	2012	2017		(1)(2)(3)
Fort Worth-MOB	(4)	1,738	3,726	-	-	1,738	3,726	5,464	279	2016	2017		(1)(2)(3)
Albertville-MOB	(4)	1,154	4,444	-	-	1,154	4,444	5,598	494	2007	2017		(1)(2)(3)
Moline-MOB/ASC	(4)	854	9,237	-	-	854	9,237	10,091	674	2004	2017		(1)(2)(3)
Lee’s Summit-MOB	(4)	571	2,929	-	-	571	2,929	3,500	311	2007	2017		(1)(2)(3)
Amarillo-MOB	(4)	1,437	7,254	-	-	1,437	7,254	8,691	330	2011	2017		(1)
Wyomissing-MOB	(4)	487	5,250	-	-	487	5,250	5,737	233	2004	2017		(1)
Saint George-MOB/ASC	(4)	435	5,372	-	-	435	5,372	5,807	269	1997	2017		(1)
Silvis-MOB	(7)	249	5,862	-	561	249	6,423	6,672	514	1997/2006	2018		(1)(2)(3)
Fremont-MOB	(4)	162	8,335	-	-	162	8,335	8,497	376	2018	2018		(1)
Gainesville-MOB/ASC	(4)	625	9,885	-	554	625	10,439	11,064	462	2002	2018		(1)
East Dallas-Acute Hospital	(4)	6,272	17,012	-	-	6,272	17,012	23,284	1,040	1994	2018		(1)
Orlando-MOB	(4)	3,075	11,944	-	-	3,075	11,944	15,019	676	2007/2008/ 2009	2018		(1)(2)(3)
Belpre-MOB/ Imaging/ER/ASC	(4)	3,997	53,520	-	-	3,997	53,520	57,517	2,491	2011/2013/ 2014/ 2017	2018		(1)(2)(3)
McAllen-MOB	(4)	1,099	4,296	-	-	1,099	4,296	5,395	214	2000	2018		(1)
Derby-ASC	(4)	567	2,585	-	55	567	2,640	3,207	155	2005	2018		(1)(2)(3)
Bountiful-MOB	(4)	720	4,185	-	25	720	4,210	4,930	135	2004	2018		(1)(2)
Cincinnati-MOB	(4)	1,823	1,811	-	-	1,823	1,811	3,634	153	2016	2018		(1)(2)(3)
Melbourne Pine-Cancer Center	(4)	732	5,980	-	146	732	6,126	6,858	210	1993	2018		(1)(2)(3)
Southern IL-MOB	(4)	1,830	12,660	-	-	1,830	12,660	14,490	400	2011	2018		(1)
Vernon-MOB/ Dialysis/ Administrative	(4)	1,166	9,929	-	-	1,166	9,929	11,095	348	1993/1999	2018		(1)
Corona	(4)	1,601	14,689	-	-	1,601	14,689	16,290	368	2009	2018		(1)
Zachary-LTACH	(4)	103	3,745	-	-	103	3,745	3,848	96	2015	2019		(1)(2)(3)
Chandler -MOB/ASC	(4)	4,616	11,643	-	-	4,616	11,643	16,259	273	2004/2007	2019		(1)
GMR Surprise-IRF	(4)	1,966	22,856	-	-	1,966	22,856	24,822	559	2015	2019		(1)(2)(3)
South Bend-IRF	(4)	1,998	11,882	-	-	1,998	11,882	13,880	440	2009	2019		(1)(2)(3)
Las Vegas-IRF	(4)	2,723	17,482	-	-	2,723	17,482	20,205	573	2007	2019		(1)(2)(3)
Oklahoma Northwest-IRF	(4)	2,507	22,545	-	-	2,507	22,545	25,052	577	2012	2019		(1)(2)(3)
San Marcos-Cancer Center	(4)	2,448	7,338	-	-	2,448	7,338	9,786	115	2009	2019		(1)(2)(3)
Lansing Patient-MOB /ASC	(4)	1,387	8,348	-	-	1,387	8,348	9,735	150	1997/2000 /2002	2019		(1)(2)(3)
Bannockburn-MOB	(4)	895	4,700	85	215	980	4,915	5,895	156	1999	2019		(1)(2)(3)
Aurora-Office	(4)	1,829	8,049	-	-	1,829	8,049	9,878	132	2015	2019		(1)(2)(3)
Livonia-MOB/Urgent Care	(4)	1,181	8,071	-	165	1,181	8,236	9,417	183	1995	2019		(1)(2)(3)
Gilbert-MOB/ASC	(4)	2,470	2,389	-	-	2,470	2,389	4,859	37	2006	2019		(1)(2)(3)
Morgantown-Office	(4)	1,256	5,792	-	-	1,256	5,792	7,048	55	2019	2019		(1)(2)(3)
Beaumont-Surgical Hospital	(4)	3,421	25,872	-	-	3,421	25,872	29,293	181	2013	2019		(1)(2)(3)
Bastrop-Freestanding ED	(4)	2,039	8,712	-	-	2,039	8,712	10,751	51	2012	2019		(1)(2)(3)
Panama City-MOB/ASC	(4)	1,779	9,718	-	-	1,779	9,718	11,497	61	2008/2009/ 2019	2019		(1)(2)(3)
Jacksonville-MOB	(4)	1,023	7,846	-	-	1,023	7,846	8,869	25	2003/2004	2019		(1)
Greenwood-MOB/ASC		892	4,956	-	-	892	4,956	5,848	-	1986	2019		(1)
Totals		$105,123	$723,184	$170	$4,258	$105,293	$727,442	$832,735	$42,828

The cost basis for income tax purposes of aggregate gross land, building, site improvements, and tenant improvements as of December 31, 2019 was $891.4 million.

(1) Estimated useful life for buildings is 23 to 51 years

(2) Estimated useful life for tenant improvements is 1 to 18 years

(3) Estimated useful life for site improvements is 2 to 13 years

(4) The facility serves as collateral for the Credit Facility, which had a balance of $351,350 as of December 31, 2019

(5) The facility serves as collateral for the West Mifflin note, which had a balance of $7,219 as of December 31, 2019

(6) The facility serves as collateral for the Cantor Loan, which had a balance of $32,097 as of December 31, 2019

(7) The facility did not serve as collateral as of December 31, 2019

(8) Became collateral under the Credit Facility during the first quarter of 2019

(9) Years of: 2001, 1984, 2003, 2006, 2009, 2011

(10) Years of: 1953, 1982, 2000, 1998, 2017

(11) Years of: 2002, 2006, 2012, 2014, 2015, 2016

(12) During the year ended December 31, 2019, the Company issued 49 OP Units valued at $506 for one acquisition. During the year ended December 31, 2018, the Company issued 1,899 OP Units valued at $16,363 for three acquisitions.

	Year Ended December 31,
	2019	2018	2017
Real Estate Assets:
Balance, beginning of period	$604,398	$439,857	$199,690
Additions through acquisitions	228,337	189,178	240,167
Deductions	-	(24,637)	-
Balance, end of period	$832,735	$604,398	$439,857

Accumulated Depreciation:
Balance, beginning of period	$23,762	$11,253	$3,324
Additions through expense	19,066	13,644	7,929
Deductions	-	(1,135)	-
Balance, end of period	$42,828	$23,762	$11,253

(a)(3) Exhibits

Exhibit No.	Description

3.1	Articles of Restatement of Global Medical REIT Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Report on Form 10-Q as filed with the SEC on August 8, 2018).

3.2	Third Amended and Restated Bylaws of Global Medical REIT Inc., adopted as of August 13, 2019 (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K as filed with the SEC on August 14, 2019).

4.1	Specimen of Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-11/A filed with the SEC on June 15, 2016).

4.2	Specimen of 7.50% Series A Cumulative Redeemable Preferred Stock Certificate (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K as filed with the SEC on September 14, 2017).

4.3*	Description of Securities.

10.1†	Amended and Restated Management Agreement dated as of July 1, 2016, by and among Global Medical REIT Inc. and Inter-American Management LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on July 7, 2016).

10.2†	Global Medical REIT Inc. 2016 Equity Incentive Plan (as amended through May 29, 2019) (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on June 3, 2019).

10.3†	Form of Restricted Share Award Agreement (Time Vesting) (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-11/A filed with the SEC on June 15, 2016).

10.4†	Form of LTIP Unit Award Agreement (Officer) (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-11/A filed with the SEC on June 15, 2016).

10.5†	Form of LTIP Unit Award Agreement (Director) (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-11/A filed with the SEC on June 15, 2016).

10.6†	LTIP Award Agreement (Annual Award): For Grantees with an Employment Agreement with the Manager (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K as filed with the SEC on March 6, 2017).

10.7†	LTIP Award Agreement (Annual Award): For Grantees without an Employment Agreement with the Manager (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K as filed with the SEC on March 6, 2017).

10.8†	Form of LTIP Vesting Agreement: For Grantees without an Employment Agreement with the Advisor (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K as filed with the SEC on December 22, 2016).

10.9†	Form of LTIP Vesting Agreement: For Grantees with an Employment Agreement with the Advisor (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K as filed with the SEC on December 22, 2016).

10.10†	LTIP Award Agreement (Long-Term Award): For Grantees with an Employment Agreement with the Manager (incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K as filed with the SEC on March 6, 2017 and Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q as filed with the SEC on May 9, 2018).

10.11†	LTIP Award Agreement (Long-Term Award): For Grantees without an Employment Agreement with the Manager (incorporated by reference to Exhibit 99.4 to the Company’s Current Report on Form 8-K as filed with the SEC on March 6, 2017 and Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q as filed with the SEC on May 9, 2018).

10.12†	Form of Indemnification Agreement between Global Medical REIT Inc. and its directors and officers (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-11/A filed with the SEC on June 15, 2016).

10.13	Agreement of Limited Partnership, dated March 14, 2016, of Global Medical REIT L.P. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K as filed with the SEC on March 18, 2016).

10.14	First Amendment to Agreement of Limited Partnership of Global Medical REIT L.P. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on September 14, 2017).

10.15	Second Amendment to Agreement of Limited Partnership of Global Medical REIT L.P., dated August 21, 2019 (incorporated herein by reference to Exhibit 10.2 to the Company’s Report on Form 10-Q as filed with the SEC on November 7, 2019).

10.16	Lease Agreement, dated January 30, 2006, by and between LVRH Properties LLC, a Nevada limited liability company, and Las Vegas Rehabilitation Hospital, a Nevada limited liability company, and amendments (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on April 18, 2019).

10.17	Lease Agreement, dated December 30, 2015, by and between CHP Surprise AZ Rehab Owner, LLC, a Delaware limited liability company, and Cobalt Rehabilitation Hospital IV, LLC, a Texas limited liability company (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K as filed with the SEC on April 18, 2019).

10.18	Lease Agreement, dated October 17, 2011, by and between TST Oklahoma City, LLC and Mercy Rehabilitation Hospital, LLC, an Oklahoma limited liability company (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K as filed with the SEC on April 18, 2019).

10.19	Build to Suit Facility Lease Agreement, dated February 27, 2009, by and between Elm Road MOB, II, LLC, an Indiana limited liability company, and Saint Joseph Regional Medical Center-South Bend Campus, Inc., an Indiana not for profit corporation, and amendments (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K as filed with the SEC on April 18, 2019).

10.20	Term Loan and Security Agreement between GMR Pittsburgh, LLC and Capital One, National Association dated as of September 25, 2015 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on October 1, 2015).

10.21	Lease Agreement, dated June 30, 2017, between SDB Partners, LLC and GMR Sherman, LLC. (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K as filed with the SEC on July 6, 2017).

10.22	Loan Agreement dated March 31, 2016 between GMR Memphis, LLC, GMR Plano, LLC, GMR Melbourne, LLC, and GMR Westland, LLC and Cantor Commercial Real Estate Lending, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on April 6, 2016).

10.23	Lease Agreement, dated September 17, 2010, between Prevarian Hospital Partners, LP and CTRH, LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on September 29, 2017).

10.24	Lease Agreement, dated December 27, 2010, by and between 601 Plaza L.L.C. and Marietta Memorial Hospital and amendments and addendums (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on April 24, 2018).

10.25	Lease Agreement, dated December 19, 2012, by and between Belpre II, LLC and Marietta Memorial Hospital and addendums (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K as filed with the SEC on April 24, 2018).

10.26	Lease Agreement, dated March 16, 2015, by and between Belpre III, LLC and Marietta Memorial Hospital and amendment (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K as filed with the SEC on April 24, 2018).

10.27	Lease Agreement, dated June 11, 2013, by and between Belpre IV, LLC and Marietta Memorial Hospital and amendment (incorporated herein by reference to Exhibit 10.4 to the Company’s current report on Form 8-K as filed with the SEC on April 24, 2018).

10.28	Amended and Restated Credit Facility Agreement, dated August 7, 2018, by and among Global Medical REIT L.P., Global Medical REIT Inc., the certain Subsidiaries from time to time party thereto as Guarantors, and BMO Harris Bank N.A., as Administrative Agent (incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q as filed with the SEC on August 8, 2018).

10.29	First Amendment to Amended and Restated Credit Facility Agreement, dated September 30, 2019, by and among Global Medical REIT L.P., Global Medical REIT Inc., the certain Subsidiaries from time-to-time party thereto as Guarantors, and BMO Harris Bank N.A., as Administrative Agent (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with SEC on October 3, 2019).

10.30*	Second Amendment to Amended and Restated Credit Agreement, dated October 12, 2019, by and among Global Medical REIT L.P. Global Medical REIT Inc., the certain Subsidiaries from time to time party thereto as Guarantors, and BMO Harris Bank N.A., as Administrative Agent.

10.31	Sales Agreement, dated August 17, 2018 by and among the Company, Global Medical REIT L.P. and Inter-American Management LLC, on the one hand, and Cantor Fitzgerald & Co., B. Riley FBR, Inc., BMO Capital Markets Corp., D.A. Davidson & Co., H.C. Wainwright & Co., LLC, The Huntington Investment Company and Robert W. Baird & Co. Incorporated, on the other hand (incorporated herein by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K as filed with the SEC on August 17, 2018).

10.32	Second Amendment to Lease Agreement, dated December 27, 2010, by and between 601 Plaza L.L.C. and Marietta Memorial Hospital (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q as filed with the SEC on November 6, 2018).

10.33	First Amendment to Lease Agreement, dated as of April 19, 2018, by and between Belpre II, LLC and Marietta Memorial Hospital (incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q as filed with the SEC on November 6, 2018).

10.34	Second Amendment to Lease Agreement, dated as of April 19, 2018, by and between Belpre III, LLC and Marietta Memorial Hospital (incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q as filed with the SEC on November 6, 2018).

10.35	Third Amendment to Lease Agreement, dated as of April 19, 2018, by and between Belpre IV, LLC and Marietta Memorial Hospital (incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q as filed with the SEC on November 6, 2018).

10.36	Amended and Restated Building Lease between CRUSE-TWO, L.L.C. and OKLAHOMA CENTER FOR ORTHOPEDIC & MULTI-SPECIALTY SURGERY, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K as filed with the SEC on February 2, 2017).

10.37	Master Lease Agreement by and between GMR OKLAHOMA, LLC and CRUSE-TWO, L.L.C. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K as filed with the SEC on February 2, 2017).

10.38	Lease Agreement between TC CONCORD PLACE I, INC. and SPECIALISTS SURGERY CENTER (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K as filed with the SEC on February 2, 2017).

16.1	Letter of MaloneBailey, LLP dated April 11, 2019 (incorporated by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K as filed with the SEC on April 12, 2019).

21*	Subsidiaries of the Company.

23.1*	Consent of Deloitte & Touche, LLP

23.2*	Consent of MaloneBailey, LLP

31.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Schema

101.CAL *	XBRL Taxonomy Calculation Linkbase

101.DEF *	XBRL Taxonomy Definition Linkbase

101.LAB *	XBRL Taxonomy Label Linkbase

101.PRE *	XBRL Taxonomy Presentation Linkbase

† Management contract or compensatory plan or arrangement.

* Filed herewith

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Global Medical REIT Inc.

Dated: March 9, 2020	By:	/s/ Jeffrey M. Busch
Jeffrey M. Busch
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the date indicated.

Signature	Title	Date

/s/ Jeffrey M. Busch
Jeffrey M. Busch	Chief Executive Officer (Principal Executive Officer) and Director	March 9, 2020

/s/ Robert J. Kiernan
Robert J. Kiernan	Chief Financial Officer (Principal Financial and Accounting Officer)	March 9, 2020

/s/ Zhang Jingguo
Zhang Jing Guo	Director	March 9, 2020

/s/ Zhang Huiqi
Zhang Huiqi	Director	March 9, 2020

/s/ Lori Wittman
Lori Wittman	Director	March 9, 2020

/s/ Matthew Cypher
Matthew Cypher	Director	March 9, 2020

/s/ Ronald Marston
Ronald Marston	Director	March 9, 2020

/s/ Dr. Roscoe Moore
Dr. Roscoe Moore	Director	March 9, 2020

/s/ Henry Cole
Henry Cole	Director	March 9, 2020

/s/ Paula Crowley
Paula Crowley	Director	March 9, 2020