Form 10-K/A
period 2019-12-31
Global Medical REIT Inc.
filed 2020-04-27
CIK 1533615

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

As of April 27, 2020 there were 45,012,749 shares of the registrant’s common stock, par value of $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or parts thereof) are incorporated by reference into the following parts of this Annual Report on Form 10-K/A:

None.

EXPLANATION FOR AMENDMENT

This Amendment No. 1 to Form 10–K (this “Amendment”) amends the Annual Report on Form 10–K for the fiscal year ended December 31, 2019 (the “Original Filing”), originally filed with the Securities and Exchange Commission (the “SEC”) on March 9, 2020, of Global Medical REIT Inc. (the “Company,” “we” or “us”). We are filing this Amendment to provide the information required by Items 10, 11, 12, 13 and 14 of Part III not included in the Original Filing within the period required by General Instruction G(3) to Form 10-K. The reference on the cover of the Original Filing to the incorporation by reference to portions of our definitive proxy statement into Part III of the Original Filing is hereby deleted.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Amendment includes as exhibits the certifications required of our principal executive officer and principal financial officer under Section 302 of the Sarbanes-Oxley Act of 2002. We have included Part IV, Item 15 in this Amendment solely to reflect the filing of these exhibits with this Amendment. We are not including certifications under Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Amendment.

This Amendment does not reflect events occurring after the filing of the Original Filing or modify or update those disclosures affected by subsequent events. Except for the items described above or contained in this Amendment, this Amendment continues to speak as of the date of the Original Filing, and does not modify, amend or update in any way the financial statements or any other items or disclosures in the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing and our other filings made with the SEC.

Terms used in this Amendment have the same meaning as in the Original Filing unless otherwise indicated herein.

- i -

- ii -

Item 10.	directors, executive officers and corporate governance

The following table provides information about the individuals nominated for election as directors at the Company’s 2020 annual meeting of stockholders (the “Annual Meeting”) and executive officers as of the date of this Amendment.

Name	Age	Position

Jeffrey Busch	60	Chairman of the Board, Chief Executive Officer and President

Robert Kiernan	54	Chief Financial Officer and Treasurer

Jamie Barber	43	General Counsel and Secretary

Alfonzo Leon	44	Chief Investment Officer

Danica Holley	47	Chief Operating Officer

Allen Webb	51	Senior Vice President, SEC Reporting and Technical Accounting

Henry Cole†	75	Director

Matthew L. Cypher, Ph.D.†	43	Director

Zhang Jingguo	56	Director

Ronald Marston†	77	Director

Dr. Roscoe Moore†	75	Director

Zhang Huiqi	30	Director

Lori Wittman†	61	Director

Paula Crowley†	65	Director

† This individual is independent in accordance with the listing standards of the New York Stock Exchange (“NYSE”).

Biographical Information for Nominees for Director

Jeffrey Busch.   Director since September 2014. Mr. Busch has been an active investor in the real estate industry since 1985. Since 2013, Mr. Busch has served as President of Inter-American Management LLC (the “Advisor”) our external manager as well as a Director and owner of 15% of the outstanding common stock of Inter-American Group Holdings Inc. (“IAGH”), the parent company of the Advisor. Mr. Busch also has served as a director of our Company since September 2014, has served as Chairman and President of our Company from August 2015 to the present, and has served as Chief Executive Officer of our Company since August 2017. Since October 2014, Mr. Busch has served as Chairman of the Board of American Housing REIT Inc. (f/k/a On Target 360), which is also externally managed by our Advisor. His experience includes developing numerous properties in various asset classes, owning and managing real estate in several states, including rental housing, and a wide variety of commercial real estate. Since 2001, Mr. Busch has also served as President of Safe Blood International Foundation, where he oversees the establishment of medical facilities in 35 developing nations, funded by the CDC and USAID, Exxon Mobil, and the Gates Foundation. Mr. Busch has had presidential appointments in two presidential administrations, one in the Department of Housing and Urban Affairs and the other at the United Nations in Geneva, where he served as a United States delegate. Mr. Busch served as a director of American Pacific Bankcorp, Inc. (APB) through February 2020. Mr. Busch also serves as the Chairman of the Board of Directors of Avant Diagnostics, Inc. (AVDX), a cancer diagnostics company. Mr. Busch holds a B.A. from New York University in the Stern School of Business, a Masters of Public Administration from New York University, and a J.D. from Emory University.

The Nominating and Corporate Governance Committee of our Board has concluded that Mr. Busch should serve as a director because of his significant experience with developing and managing real estate assets.

Henry Cole.   Director since August 2015. In supporting the Company and its stockholders, Mr. Cole draws on over 40 years of successful executive management and implementation of health and medical programs involving innovations in technology, market development and service delivery. Mr. Cole serves as President of Global Development International, LLC, a position he has held since 2007. In this position he provides development support, management and oversight for companies and varied program initiatives in medical and healthcare programs and products. This has included Instant Labs Medical Diagnostics, Inc. (molecular diagnostics, hospital based infections); MedPharm, Inc. (global and developing country hospital and clinic support); Global MD, Inc. (global physicians network); MPRC Group, LTD, Lebanon and US (medical equipment, medical system planning and support throughout the Middle East); Integrated Health Services LTD, India (health services planning for India); Karishma Health Care LTD, India (hospital medical systems software for India, US, Africa ) and various others. Mr. Cole previously served from 2007-2010 as Vice President for Strategy at Camris International, Inc., with focus on technologies and services for infectious disease, for radiation diagnostics, and for pulmonary care. From 1981 to 2005 Mr. Cole served as President and Corporate Officer at Futures Group International and Futures Group Holdings. Under his direction, corporate programs expanded to offices in over 40 countries. At Futures, Mr. Cole oversaw programs that included policy, planning, services and facilities addressing public and private sector infectious disease response in over 35 countries. In addition, he was a founder and served as executive for a subsidiary for national health planning and services (Futures Group UK); for a subsidiary in US rehabilitation services providers (Futures Health Corps); and for a subsidiary in global medical equipment distribution (North Star Health). From 1971-1979 Mr. Cole was Director of Population Programs at the Center for Advanced Studies of General Electric. Earlier he served on the Faculty of Economics, Tulane University (1969 – 1972) and The US President’s Council of Economic Advisors as staff intern (1969 – 1970).

Mr. Cole has served on the boards of numerous organizations. Since June 2018, he has been a director of Avant Diagnostics, Inc. (AVDX), a cancer diagnostics company. Mr. Cole’s previous board positions have included: The Millennium Project from 1996 to 2006; the Futures Institute for Sustainable Development from 2001 to 2005; Foundation Against HIV and AIDS from 2007 to 2011; Kids Save International from 2006 to 2012; Triple Win International from 2008 to 2013; and others. He has worked in over 28 countries, with in-depth experience beyond the United States in Egypt, Turkey, Ghana, Cameroon, Kenya, Sudan, Sahelian Africa, Haiti, Trinidad, Bahamas, Philippines, Indonesia and India.

Mr. Cole holds a B.A. in Economics from Yale University and an MA as well as completed Ph.D. studies (ABD) in Political Economy, with written comprehensive exams and faculty oral exams completed from The Johns Hopkins University.

Mr. Cole has an adult son who is an employee of the Advisor and who performs operational management services for the Company.

The Nominating and Corporate Governance Committee of our Board has concluded that Mr. Cole should serve as a director in recognition of his abilities to assist our Company in expanding its business and the contributions he can make to our strategic direction.

The Nominating and Corporate Governance also took into account that Mr. Cole is “independent” under SEC Rule 10A-3 and under Sections 303A.02 and 303A.07 of the listing standards of the NYSE and that his financial expertise qualifies him to serve on our Audit Committee.

Matthew L. Cypher, Ph.D.   Director since March 2016. In July 2012, Dr. Cypher joined the faculty at Georgetown University’s McDonough School of Business as the director of the Real Estate Finance Initiative (since April 2015, the Steers Center for Global Real Estate). He serves as a professor of real estate at both the graduate and undergraduate levels and tailors coursework to teach the Four Quadrants of the real estate capital markets — public, private, debt and equity. From 2005 to 2012, he served as a director at Invesco Real Estate where he was responsible for oversight of the underwriting group, which acquired $10.2 billion worth of institutional real estate during his leadership tenure. Dr. Cypher personally underwrote $1.5 billion of acquisitions culminating with the purchase of 230 Park Avenue in New York, which Invesco acquired on behalf of its client capital in June 2011. He also oversaw the valuations group, which marked to market Invesco’s more than $13 billion North American portfolio, and served as a member of the firm’s investment committee and investment strategy group. He has held positions as an Adjunct Professor at Southern Methodist University and a Visiting Professor at University of Texas at Arlington.

Dr. Cypher holds a B.A. from Penn State University and a Masters and a Ph.D. from Texas A&M University.

The Nominating and Corporate Governance Committee of our Board has concluded that Dr. Cypher should serve as a director because of his extensive knowledge in real estate.

Zhang Jingguo.   Director since August 2015. Mr. Zhang has approximately 20 years of experience in real estate development in China. Mr. Zhang currently serves as the Chairman, Chief Executive Officer and Executive Director of Zensun Enterprises Limited (formerly ZH International Holdings, Ltd), which is a beneficial owner of more than five percent of the outstanding shares of our common stock and holder of 85% of the outstanding shares of common stock of IAGH. Mr. Zhang has also been a director of IAGH since 2015. Mr. Zhang is currently a Non-Executive Director of Bank of Zhengzhou Co. Ltd., whose shares are listed on the Shenzhen Stock Exchange (Stock Code:002936) and on the Main Board of The Stock Exchange of Hong Kong Limited (Stock Code:6196), and an Executive Director and the Chairman of Zanyu Technology Group Co. Ltd., a listed company on the Shenzhen Stock Exchange (Stock Code:002637). He also serves as Senior Consultant of Henan Real Estate Chamber of Commerce (October 2016 until present), Vice-President of Industry & Commerce Association of the Henan Province (July 2012 until present), as a graduate tutor of Zhengzhou University (May 2011 until present) and as a member of the Henan Provincial Committee of Chinese People’s Political Consultative Conference (2012 until present). From 1995 to 2001, he worked at Xingye Real Estate as general manager, where he was responsible for its overall operations. Mr. Zhang co-founded Henan Zensun Real Estate Co., Ltd., one of the top 100 property development companies in China. From 1983 to 1995, Mr. Zhang held various positions at the then Light Industry Bureau of Henan Province, the governmental authority in charge of the light industry in the Henan Province and its associated collectively-owned enterprises. During the years of 2015, 2016 and 2017, Mr. Zhang was named “Outstanding Real Estate Developer of Henan Province” by Real Estate Association of Henan Province. Mr. Zhang is the father of Zhang Huiqi.

Mr. Zhang received a Bachelor’s degree in physics from Zhengzhou University in July 1983 and an Executive MBA degree from Guanghua School of Management, Peking University in July 2013. Mr. Zhang received his senior engineer qualification from the People’s Government of Henan Province. In May 2012, he received his first-class construction engineer qualification from the Ministry of Housing and Urban-Rural Development. Mr. Zhang is also currently a delegate of the 13th Henan Provincial People’s Congress (January 2018 until present).

The Nominating and Corporate Governance Committee of our Board has concluded that Mr. Zhang should serve as a director in recognition of his abilities to assist our Company in expanding its business and the contributions he can make to our strategic direction.

Ronald Marston.   Director since August 2015. Mr. Marston has more than 40 years of experience in international healthcare and is known as an international authority on healthcare systems and trends. In 1973, Mr. Marston joined HCA International (now Health Care Corporation of America), a subsidiary of Hospital Corporation of America and was employed there through 1990. In 1980 he was promoted to CEO & Chairman HCA United Kingdom. In 1987, he was promoted to President and CEO of HCA International with responsibility for all development and operations internationally. Under Mr. Marston’s leadership, HCA International grew to include 10 hospitals and seven nursing homes in the United Kingdom; 10 hospitals in Australia; five hospitals and 55 clinics in Central and South America; a management contract for the restructuring of the Singapore General Hospital; a commissioning and management contract for the King Fahad National Guard Hospital in Riyadh, Saudi Arabia; and the longest standing recruitment contract in Saudi Arabia. Hospital Corporation of America sold HCA International in 1989 after the company elected to go private. After the sale, Mr. Marston and his management team acquired certain assets and management contracts and he became the founder, Chairman, and CEO of the resulting privately held company, Health Care Corporation of America, doing business as HCCA International, where he was CEO and President, positions he held until 2010. He sold his interest in HCCA International in 2010 and then started two companies of his own, Southern Manor Living Centers LLC and HCAA Management Company. Mr. Marston was the founder and served as CEO of Southern Manor Living Centers LLC, three assisted living facilities in Tennessee (which he sold in November 2019), and HCCA Management Company, where he is Founder and CEO doing business in the international healthcare industry.

Mr. Marston’s previous experience was with Vanderbilt University and Medical Center from 1968 to 1973. Prior to joining Vanderbilt, he was responsible for the training and administration of the 400 bed, Twelfth Evacuation Hospital located in Cu Chi, Republic of Vietnam and a graduate of the airborne school in Fort Benning, GA. Mr. Marston holds a B.A. from Tennessee Technological University; a Certificate in Healthcare Administration from the Academy of Health Service; and a Ph.D. in Management from California Western University.

The Nominating and Corporate Governance Committee of our Board has concluded that Mr. Marston should serve as a director in recognition of his abilities to assist our Company in expanding its business and the contributions he can make to our strategic direction.

The Nominating and Corporate Governance also took into account that Mr. Marston is “independent” under SEC Rule 10A-3 and under Sections 303A.02 and 303A.07 of the listing standards of the NYSE and that his financial expertise qualifies him to serve on our Audit Committee.

Dr. Roscoe Moore.   Director since August 2015. Until his retirement in 2003, Dr. Roscoe M. Moore, Jr. served with the United States Department of Health and Human Services (“HHS”) and was responsible for the last twelve years of his career for global development support within the Office of the Secretary, HHS, with primary emphasis on Continental Africa and other less-developed countries. Dr. Moore was a career officer within the Commissioned Corps of the United States Public Health Service entering with the U.S. National Institutes of Health and rising to the rank of Assistant United States Surgeon General within the Immediate Office of the Secretary, HHS. Dr. Moore served as an Epidemic Intelligence Service Officer with the U.S. Centers for Disease Control and Prevention (“CDC”). He was with the Center for Veterinary Medicine, U.S. Food and Drug Administration, before becoming Senior Epidemiologist within the National Institute for Occupational Safety and Health, CDC. Dr. Moore has conducted clinical research on infectious diseases, has evaluated the safety and effectiveness of medical devices, and has conducted relevant epidemiological research on the utilization experience and human health effects of medical devices and radiation.

Dr. Moore served on the Fogarty International Center Advisory Board of Directors, NIH from 2009 to 2013. He served on the Alumni Board of Directors, School of Public Health, University of Michigan from 1987 to 1993. Dr. Moore served on the Dean’s Alumni Council, Bloomberg School of Public Health, at Johns Hopkins University from 1998 to 2002. He has also served as an Affiliate Associate Professor of Environmental Health for the University of Washington, Seattle from 1994 to 2003 and as an Adjunct Professor of Epidemiology, for the Medical University of Southern Africa, Pretoria, South Africa from 1999 to 2002. He served on the Board of Directors for the Africa Center for Health and Human Security, at George Washington University from 2006 to 2009. Dr. Moore served as an Adjunct Professor of Epidemiology, at University of Hanoi, Vietnam from 1999 to 2002. Dr. Moore is the Founder and President of PH RockWood Corporation, which is focused on the prevention, treatment and control of infectious diseases worldwide. Dr. Moore has served on the Board of Directors for Biodefense Gamma LLC since 2009, a company that specializes in purified gamma globulin therapy for a number of infectious diseases. Dr. Moore serves on the Board of Trustees for Friends of the University of Stellenbosch Foundation, a position he has held since 2005, the Board of Directors for the Safe Blood for China Foundation, a position he has held since 2004, and the Board of Directors for Constituency for Africa since 2004, and is its Interim Chairman. Dr. Moore currently serves on the Board of Directors of Immune Therapeutics (OTC: IMUN), a position he has held since 2018.

Dr. Moore received his B.S. and Doctor of Veterinary Medicine degrees from Tuskegee Institute; his Masters of Public Health degree in Epidemiology from the University of Michigan; and his Ph.D. in Epidemiology from the Johns Hopkins University.

The Nominating and Corporate Governance Committee of our Board has concluded that Dr. Moore should serve as a director in recognition of his abilities to assist our Company in expanding its business and the contributions he can make to our strategic direction.

Zhang Huiqi.  Director since March 2016. Ms. Zhang is currently a Non-Executive Director of Xingye Wulian Service Group Co.Ltd., whose shares are listed on the Main Board of The Stock Exchange of Hong Kong Limited (Stock Code:9916), and the supervisor for Henan Hongguang Real Estate Limited, a company primarily engaged in property development in China, and Henan Zensun Corporate Development Group Company Limited, a company mainly engaged in investment of city infrastructure and related public facilities, finance, commerce, tourism, culture, hotel and agriculture, as well as providing consulting services in investment management, asset management and business administration. She has held such supervisory position since January 2013 for Henan Hongguang Real Estate Limited and September 2013 for Henan Zensun Corporate Development Company Limited. These companies are controlled by Mr. Zhang Jingguo. Ms. Zhang is the daughter of Mr. Zhang Jingguo.

Prior to Heng Hongguang Real Estate Limited and Henan Zensun Corporate Development Company Limited, Ms. Zhang was a full-time student. Ms. Zhang graduated from the University College London and obtained a Master of Science in Project and Enterprise Management in 2015. She holds a Master of Science in Management from the University of Leicester (2013) and a Bachelor of Management in Business Administration (Information Management and Information Systems) from Beijing Forestry University (2011).

The Nominating and Corporate Governance Committee of our Board has concluded that Ms. Zhang should serve as a director because of her knowledge in real estate and property development.

Lori Wittman.   Director since May 2018. Ms. Wittman has extensive experience in the real estate development industry and until February 2020 was the Executive Vice President and Chief Financial Officer of Big Rock Partners Acquisition Corp., a “blank check” company (“Big Rock Partners”) and remains an advisor to Big Rock Partners. From August 2015 through August 2017, Ms. Wittman served as the Executive Vice President and Chief Financial Officer of Care Capital Properties, Inc. (“CCP”), a public real estate investment trust (“REIT”) that was spun off in 2015 from Ventas, Inc. (“Ventas”), a publicly-held REIT that owns over 1,600 healthcare properties across the United States and Canada. CCP is a healthcare REIT with a diversified portfolio of triple-net leased properties focused on the post-acute sector. Prior to serving at CCP, Ms. Wittman was the Senior Vice President of Capital Markets & Investor Relations for Ventas. During her tenure at Ventas, Ms. Wittman had oversight responsibilities for all capital market, investor relations and marketing activities and oversaw the corporate analyst team responsible for the corporate earnings model. From 2006 through 2011, Ms. Wittman was Chief Financial Officer & Managing Principal for Big Rock Partners, LLC, a real estate private equity firm focused on generating returns through development and redevelopment, where she led all capital markets, accounting and investor activities.

Ms. Wittman has also served in various capacities for General Growth Properties, Heitman Financial and Homart Development Company, all entities involved in the investment and/or development of real estate. Ms. Wittman also served on the Board of Directors and as Head of the Audit Committee of Green Realty Trust, Inc. Ms. Wittman serves as a Director of IMH Financial (“IMH”), a member of IMH’s Audit Committee and as Chairperson of the Compensation Committee of IMH’s Board of Directors. In 2019, Ms. Wittman joined the boards of Freehold Properties and NetSTREIT Corp., and she chairs the audit committees of both companies. Ms. Wittman received her MBA with a concentration in Finance and Accounting from the University of Chicago, and her Masters in City Planning in Housing and Real Estate Finance from the University of Pennsylvania.

The Nominating and Corporate Governance Committee of our Board has concluded that Ms. Wittman should serve as a director because of her thorough knowledge of finance, accounting, capital markets, taxes, control systems and her experience in the public healthcare REIT sector.

The Nominating and Corporate Governance also took into account that Ms. Wittman is “independent” under SEC Rule 10A-3 and under Sections 303A.02 and 303A.07 of the listing standards of the NYSE, that her financial expertise qualifies her to serve on our Audit Committee, and that she is an “audit committee financial expert.”

Paula Crowley. Director since June 2018. Ms. Crowley has over 40 years of real estate experience and has worked with Anchor Health Properties (“Anchor”), which she co-founded in 1987 and served as Chief Executive Officer until October 2015, when Anchor was sold to Brinkman Management and Development. Since October 2015, Ms. Crowley has continued to be involved with Anchor, serving as its Chairman from October 2015 through November 2017 and as its Chair Emeritus since November 2017. Anchor is a national full-service real estate development, management and investment company that focuses on healthcare properties. Prior to Anchor, Ms. Crowley spent eight years as Development Director with The Rouse Company of Columbia, Maryland, where she was responsible for the development of urban retail projects.

Ms. Crowley served as Chair of the Board of the High Companies in Lancaster, Pennsylvania through October 2019, as well as Chair of the Board of Women’s Way, a not-for-profit organization based in Philadelphia, Pennsylvania. As of February 2020, Ms. Crowley was appointed Chair of the Board of The Kaiserman Company in Philadelphia. Ms. Crowley is an adjunct professor at the MBA program at Villanova University in the Finance Department.

Ms. Crowley received a BA from Middlebury College, a Masters in City Planning from the University of Pennsylvania and an MBA from the University of Pennsylvania Wharton School.

The Nominating and Corporate Governance Committee of our Board has concluded that Ms. Crowley should serve as a director because of her thorough knowledge of healthcare real estate and her experience running a healthcare company.

The Nominating and Corporate Governance also took into account that Ms. Crowley is “independent” under SEC Rule 10A-3 and under Sections 303A.02 and 303A.07 of the listing standards of the NYSE, that her financial expertise qualifies her to serve on our Audit Committee.

Biographical Information for Executive Officers

Our executive officers are Jeffrey Busch, our Chief Executive Officer, President and Chairman of our Board; Robert Kiernan, our Chief Financial Officer and Treasurer; Alfonzo Leon, our Chief Investment Officer; Danica Holley, our Chief Operating Officer; Allen Webb, our Senior Vice President, SEC Reporting and Technical Accounting; and Jamie Barber, our General Counsel and Secretary. Because Mr. Busch is also a director of the Company, we have provided his biographical information above.

Robert Kiernan.   Mr. Kiernan joined the Company as our Chief Financial Officer and Treasurer in August 2017. Mr. Kiernan has more than 30 years of experience in financial accounting, reporting and management. Prior to joining our Company, Mr. Kiernan served as the Senior Vice President, Controller and Chief Accounting Officer of FBR & Co. (“FBR” NASDAQ: FBRC) commencing in October 2007 and in a similar role for Arlington Asset Investment Corp. (“Arlington Asset” NYSE: AI) commencing in April 2003. Prior to joining Arlington Asset, Mr. Kiernan was a senior manager in the assurance practice at Ernst & Young.

Mr. Kiernan holds a Bachelor of Science in Accounting, Mount St. Mary’s University, Cum Laude (1987) and is a member of the American Institute of Certified Public Accountants.

Alfonzo Leon.   Mr. Leon joined the Company in August 2014 and has served as Chief Investment Officer since July 1, 2015. Mr. Leon is a real estate finance executive with 19 years of acquisition and capital markets experience working on behalf of institutional investors, real estate developers, and health care operators. Prior to joining our Company, Mr. Leon was a Senior Vice President with Cain Brothers & Company, a boutique health care investment banking firm based out of New York and San Francisco, in their real estate M&A and capital markets group. Mr. Leon joined Cain Brothers in 2005 and completed $2 billion in real estate transactions with leading clients across the healthcare spectrum including health systems, multi-specialty physician groups, senior housing operators, non-traded and NYSE-listed REITs, health care developers, and private equity funds. Prior to Cain Brothers, Mr. Leon was an associate with LaSalle Investment Management, an international investment advisor firm, in their North American acquisition group. Mr. Leon joined LaSalle in 2000 and acquired $800 million in multi-family, office, medical office, and industrial property on behalf of institutional investors that include the nation’s largest pension funds and college endowments and a number of sovereign wealth funds. LaSalle Investment Management is a subsidiary of global consultancy firm Jones Lang LaSalle (NYSE: JLL).

Mr. Leon’s experience includes managing commercial real estate transactions ranging from $5 million to $500 million, raising capital for real estate developers, structuring joint ventures between developers and investors, completing portfolio investment sales to health care REITs, structuring sale-leasebacks for physician groups, acquisitions and dispositions for separate and commingled funds, corporate real estate M&A, structuring credit tenant lease financing for investment grade health systems, and strategic real estate advisory for health systems. Mr. Leon’s property type expertise within the healthcare sector includes medical office, outpatient facilities, surgical facilities, post-acute facilities, senior housing, and hospitals. Mr. Leon received his Master’s degree in real estate finance from the Massachusetts Institutes of Technology and his B.S. in Architecture from the University of Virginia.

Danica Holley.   Ms. Holley has served as our Chief Operating Officer since March 2016. Ms. Holley’s business development and management experience spans more than 19 years with an emphasis on working in an international environment. She has extensive experience in international program management, government procurement, and global business roll-outs and start-ups. As Executive Director for Safe Blood International Foundation, from April 15, 2008 to present, she oversaw national health initiatives in Africa and Asia, including an Ebola response project. Ms. Holley has held management positions as the Director of Strategy, Corporate Business Development for WorldSpace, Inc. from 1997 to 2000, Director of Marketing for Corporate and Business at ISI Professional Services from 2000 to 2001, and Director of Administration at Tanzus Development from 1996 to 1997 and SK&I Architectural Design Group, LLC from 2003 to 2007. Ms. Holley has more than a decade of experience managing multinational teams for complex service delivery across disciplines.

Ms. Holley received a B.S.F.S. from the Edmund Walsh School of Foreign Service at Georgetown University in International Law, Politics and Organization, an African Studies Certificate and Arabic Proficiency (May 1994). Ms. Holley studied International Organization at the School for International Training, Brattleboro, Vermont and Rabat, Morocco (January – June 1993). Ms. Holley is an ICF certified executive leadership coach and an alumna of Georgetown University’s Graduate Leadership Coaching Program (September 2010).

Allen Webb.   Mr. Webb joined the Company in December 2014 and has served as Senior Vice President, SEC Reporting and Technical Accounting since October 2015. Mr. Webb was appointed by the Company’s Board of Directors as an officer of the Company effective June 8, 2016 and was appointed as an officer of our Advisor on December 1, 2016. Mr. Webb has more than 25 years of experience in SEC reporting and technical accounting within multiple industries, including real estate, health care, oil and gas, government contracting, and public utilities. From June 2014 to November 2014, Mr. Webb was an independent consultant. From December 2012 to May 2014, Mr. Webb worked at Empire Petroleum Partners, LLC, one of the largest and most geographically diversified wholesale distributors of motor fuel in the United States. At Empire, Mr. Webb served as Director of Financial Reporting from December 2012 to May 2013 and was promoted to Vice President and Corporate Controller from June 2013 to May 2014. Mr. Webb was an independent consultant during October and November of 2012 before joining Empire. Mr. Webb was the Director of SEC Reporting and Technical Accounting at Versar, Inc. (NYSE: VSR), a global project management company providing support to federal, state, and local clients worldwide from August 2011 to September 2012. From January 2011 to August 2011, Mr. Webb was an independent consultant. Prior to this, he served as the Director of Accounting at Coventry Health Care, Inc., which was acquired by Aetna (NYSE: AET) in 2013. Mr. Webb joined Coventry in April 2008. Prior to joining Coventry, Mr. Webb was the Assistant Controller for Pepco Holdings, Inc., which merged with Exelon (NYSE: EXC) in 2016. Mr. Webb joined Pepco Holdings in August 1998. Prior to joining Pepco Holdings, Mr. Webb joined the real estate industry group within the SEC’s Division of Corporation Finance in March 1997 and joined Arthur Andersen in September 1990 where he served as the engagement manager on several REIT initial public offering engagements. Mr. Webb is a Certified Public Accountant in the state of Maryland.

Jamie Barber.   Mr. Barber joined our Company as General Counsel and Secretary in May 2017. Prior to joining our Company, from July 2012 to May 2017, Mr. Barber was Associate General Counsel at FBR, where he assisted with SEC compliance and corporate governance matters and was primary counsel for FBR’s investment banking operations. From August 2004 to June 2012 Mr. Barber served as an Associate and Senior Associate — Real Estate Capital Markets at Hunton & Williams LLP, where he represented public REITs in conjunction with their SEC compliance requirements, corporate governance matters and offerings of equity and debt and merger and acquisition transactions. From September 2003 to August 2004 Mr. Barber served as an Associate at Sullivan & Cromwell LLP, where he represented issuers and underwriters in public and private offerings of equity and debt securities.

Mr. Barber received his Juris Doctor degree from Hofstra University School of Law in 2003. In 1999, he received his Bachelor of Science, Accounting and Finance, from Indiana University.

Code of Business Conduct and Ethics

The Board of Directors has established a Code of Business Conduct and Ethics that applies to our officers, directors and employees when such individuals are acting for or on our behalf. A current copy of the Code of Business Conduct and Ethics can be found on our website at www.globalmedicalreit.com. Any waiver of the Code of Business Conduct and Ethics may be made only by the Board of Directors or a committee of the Board of Directors and will be promptly disclosed to stockholders in accordance with applicable SEC rules and applicable standards of the NYSE.

Item 11.	Executive compensation

Compensation Discussion & Analysis

Overview

Our Company is externally managed by our Advisor pursuant to the terms and conditions of that certain Amended and Restated Management Agreement, dated July 1, 2016, by and between the Company and the Advisor (the “Management Agreement”). Because the Management Agreement provides that our Advisor is responsible for managing our affairs, our executive officers, who are all employees of our Advisor or its affiliates, do not receive cash compensation directly from us for serving as our executive officers.

Our Advisor or its affiliates pay all cash compensation of our executive officers. We pay our Advisor a management fee pursuant to the Management Agreement, and our Advisor uses the proceeds from the management fee in part to pay compensation to our officers and the Advisors’ other employees who perform services for us.

Except for a portion of Mr. Barber’s salary in 2018 and 2017, we do not reimburse our Advisor for any of our named executive officers’ (“NEOs”) salaries or cash bonuses, but rather the Advisor compensates our NEOs out of its overall revenue stream, including the management fees that we pay to our Advisor. Our Management Agreement does not require that any specified amount or percentage of the management fees that we pay to our Advisor be allocated to our NEOs compensation. Based on discussions with our Advisor, we estimate that the aggregate amount of our NEO’s total 2019 salaries and cash bonuses that may reasonably be associated with the management fees that we paid to our Advisor for 2019 was approximately $1.7 million, representing approximately 30% of approximately $5.7 million in management fees we paid to our Advisor. Of this $1.7 million, we estimate that approximately 84% represented fixed compensation (i.e. salaries and benefits) and the remaining 16% represented variable compensation (i.e. discretionary cash bonuses).

Although we do not directly pay our NEOs any cash compensation, we do directly pay our NEOs non-cash compensation through equity incentive awards with time-based and performance-based vesting terms. The primary objectives of our equity incentive plans are to align pay with performance while at the same time attracting and retaining high-quality, talented executives.

Our equity incentive awards are divided into an annual incentive plan and a long-term incentive plan, each as summarized in the table below:

	Annual Equity Incentive Plans	Long-Term Equity Incentive Plans
Structure	Threshold, Target and Maximum Awards based on the achievement of various annual performance goals.	Threshold, Target and Maximum Awards based on achievement of various long-term stockholder return goals.

Performance Metrics	Generally divided into multiple categories based on the following metrics: • Acquisition activity; • Adjusted Funds from Operations (“AFFO”)[1]; • Leverage levels; and • Individual performance.

Performance-based component (60% of overall long-term equity award) generally divided into the following two categories:

•Absolute total stockholder return (75%); and

•Relative total stockholder return (25%).

The remaining 40% of the long-term equity award is subject to time-based vesting only.

Timing of Payout and Vesting

Awards are paid, through the issuance of LTIP Units, annually based on achievement of performance metrics for the prior year, and vest once issued as follows:

•50% immediately at the time of issuance; and

•50% on the one-year anniversary of the issuance date.

Performance-based awards are paid, through the issuance of LTIP Units, at the end of a three-year performance period, based on the achievement of absolute and relative total stockholder return goals, and vest once issued as follows:

•50% immediately at the time of issuance; and

•50% on the one-year anniversary of the date of issuance.

Time-based awards vest in equal one-third installments on the first, second and third anniversary of the date of grant.

1)	The Company calculates AFFO by modifying the National Association of Real Estate Investment Trusts’ computation of Funds From Operations (“FFO”). FFO means net income or loss computed in accordance with GAAP before noncontrolling interests of holders of units of the Company’s operating partnership (“OP Units”), excluding gains (or losses) from sales of property and extraordinary items, less preferred dividends, plus real estate-related depreciation and amortization (excluding amortization of deferred financing costs and the amortization of above and below market leases), and after adjustments for unconsolidated partnerships and joint ventures. The Company calculates AFFO by modifying the computation of FFO by adjusting it for certain cash and non-cash items and certain recurring and non-recurring items. For the Company, these items include recurring acquisition and disposition costs, loss on the extinguishment of debt, recurring straight line deferred rental revenue, recurring stock-based compensation expense, recurring amortization of deferred financing costs, recurring amortization of above and below market leases, recurring lease commissions and other items.

Our annual equity incentive plans are designed to reward our NEOs based on achievements of various annual financial, acquisition, leverage and individual performance goals, while our long-term equity incentive plans are designed to reward our NEOs for achievements based on long-term stockholder returns. We believe a combination of both an annual and long-term performance plan helps incent our NEOs to achieve our short-term operational goals without sacrificing long-term stockholder value.

Our Compensation Committee, which is comprised solely of independent directors, is responsible for the establishment and oversight of our equity incentive plans. The Compensation Committee reaches decisions on executive equity compensation using input from a variety of sources, including the independent compensation consultant, as described below. A significant portion of our executives’ equity compensation is performance-based, which we believe ensures that a substantial portion of the compensation of our NEOs is directly aligned with our stockholders’ interests.

2019 Financial and Operational Highlights

The table below summarizes our 2019 and 2018 financial and operational highlights:

As of and for the years ended
	2019	2018
Gross investment in real estate	$905.5 million	$647.6 million
Rental revenue	$70.7 million	$53.2 million
Gain on sale of investment property	$—	$ 7.7 million
Net income attributable to common stockholders per share	$0.10	$0.35
Credit facility size	$500.0 million	$350.0 million
Preferred stock outstanding	$75.0 million	$75.0 million
Total equity	$460.4 million	$299.8 million

We continued our rapid growth from 2018 by growing our gross real estate investments by 40% in 2019. We amended our Credit Facility to, among other things, increase its overall capacity to $500 million, consisting of a $300 million, five-year term loan and a $200 million revolving credit facility. We entered into two interest rate swaps in 2019, which effectively fixed the LIBOR base of our $300 million term loan at 2.17% (our total interest cost on this debt consists of the aforementioned LIBOR bases plus a spread).

Role of the Compensation Committee

The Compensation Committee approves, and recommends that the Board approves, the grant of the annual and long-term incentive awards and other equity awards. The Compensation Committee regularly reviews the Company’s executive compensation and monitors best practices concerning executive compensation.

Compensation Committee meetings are regularly attended by committee members and are periodically attended by our Chief Executive Officer. Meetings may be attended by other executives and advisors as appropriate. The Compensation Committee also meets in executive sessions without members of management present. The Chair of the Compensation Committee reports to the Board on the Compensation Committee’s decisions concerning, among other things, compensation of the executive officers.

The Compensation Committee reviews and discusses with management this Compensation Discussion and Analysis section and reaches a determination, on an annual basis, whether to recommend to the Board that this Compensation Discussion and Analysis section be included in the Company’s annual proxy statement or annual report on Form 10-K, as required by the SEC. The Compensation Committee is also responsible for overseeing any stockholder advisory votes with respect to executive compensation matters, including non-binding advisory votes on executive compensation, the frequency of such votes, and votes on “golden parachute” payments.

Role of the Compensation Consultant

The Compensation Committee retains its own independent compensation consultant who reports directly to the Compensation Committee. The independent compensation consultant’s engagement includes reviewing and advising on material aspects of the Company’s annual incentives and equity compensation. From 2017 to 2019, the Compensation Committee engaged FTI Consulting, Inc. (“FTI”), to provide analysis and recommendations regarding (1) annual bonuses and long-term incentive compensation for our executive management team, and (2) the director compensation program for independent members of our Board of Directors. In February 2020, the Compensation Committee replaced FTI with FPL Associates (“FPL”), as a result of a senior compensation consultant who had worked with the Compensation Committee leaving FTI and joining FPL. FPL reports directly to the Compensation Committee and has not performed and does not currently provide any other services to management or the Company. The Compensation Committee has determined that FPL is independent pursuant to the Compensation Committee charter.

From time to time, our compensation consultant communicates with our Chief Executive Officer to discuss different elements and weightings of compensation and best practices and trends in executive compensation.

While the Compensation Committee considers our compensation consultant’s input and advice, it uses its own independent judgment in making final decisions concerning compensation paid to the executive officers. The Compensation Committee has the full authority to retain and terminate the services of our compensation consultant as it deems necessary or appropriate.

After reviewing information provided by FTI regarding its independence and considering the relevant independence factors pursuant to applicable SEC rules and NYSE guidelines, the Compensation Committee determined that no conflicts of interest existed in connection with the services FTI performed for the Company in 2019.

Role of the Chief Executive Officer

Our Chief Executive Officer participates in the compensation determination process by consulting with the Board and the Compensation Committee on matters related to compensation, and by making compensation recommendations for our NEOs. These recommendations are based upon information provided by our compensation consultant, his assessment of each NEO’s performance and contributions to the Company’s performance, and other considerations, including employee retention. The Compensation Committee considers this information, but approves and recommends that the Board approve, based on its own independent judgment, the amounts payable to our NEOs.

Peer Companies and Competitive Positioning

The Compensation Committee, with input and recommendations from our compensation consultant, establishes the Company’s peer group on an annual basis. The Compensation Committee uses the peer group for compensation benchmarking and general comparison purposes. The peer group comprises companies selected on various criteria including criteria recommended by our compensation consultant, including size, industry, revenue and market capitalization. Our compensation consultant evaluates the continued appropriateness of each company in the peer group on an annual basis and recommends to the Compensation Committee additions and/or deletions from the prior year’s peer group as may be warranted. For fiscal year 2019, the peer group consisted of the following companies (collectively, the “Peer Companies”):

•	Armada Hoffler Properties Inc.
•	BRT Apartments Corp
•	CareTrust REIT, Inc.
•	CatchMark Timber Trust Inc.
•	Community Healthcare Trust Incorporated
•	Farmland Partners Inc.
•	Getty Realty Corp.
•	Investors Real Estate Trust
•	LTC Properties, Inc.
•	One Liberty Properties Inc.
•	Plymouth Industrial REIT, Inc.
•	Preferred Apartment Communities, Inc.
•	UMH Properties, Inc.

•	Urstadt Biddle Properties Inc.
•	Whitestone REIT

In order to assist the Compensation Committee in its determination of executive compensation, our compensation consultant prepares an independent analysis of key size and performance indicators such as revenue, market capitalization, and total stockholder return compared to the Peer Companies. This analysis is provided to the Compensation Committee so it has sufficient information on the competitiveness of pay in the context of our performance compared with that of our peers.

Our compensation consultant also delivers a benchmarking analysis of the compensation paid to our NEOs and to our directors to the Compensation Committee. This analysis compares annual and long-term incentive awards and total compensation to compensation components of the Peer Companies and provides general guidance for future compensation levels. While the Compensation Committee uses this analysis to help frame its decisions on compensation, it uses its collective judgment in determining executive compensation.

The Compensation Committee does not target a specific market position relative to the Peer Companies for the compensation elements of executive officers but seeks to pay competitively and takes into consideration the relative positioning compared to the Peer Companies in making compensation decisions. The Compensation Committee exercises discretion in making compensation decisions based on the following inputs: its understanding of market conditions, its understanding of competitive pay analysis, recommendations from the Chief Executive Officer regarding the executive officers, the need to retain executive talent, the Compensation Committee’s overall evaluation of each executive’s performance, and our overall compensation strategy, among other factors.

Equity Compensation Plan Information

In 2016, the Board approved and adopted the 2016 Equity Incentive Plan and in 2019, the Board, with the approval of the Company’s stockholders, amended and restated the 2016 Equity Incentive Plan (as amended and restated, the “2016 Plan”). The purposes of the 2016 Plan are to attract and retain qualified persons upon whom, in large measure, our sustained progress, growth and profitability depend, to motivate the participants to achieve long-term Company goals and to more closely align the participants’ interests with those of our other stockholders by providing them with a proprietary interest in our growth and performance.

The 2016 Plan is administered by the Compensation Committee, which interprets the 2016 Plan and has broad discretion to select the eligible persons to whom awards will be granted, as well as the type, size and terms and conditions of each award, including the exercise price of options, the number of shares subject to awards and the expiration date of, and the vesting schedule or other restrictions (including, without limitation, restrictive covenants) applicable to, awards.

The 2016 Plan allows the Company to grant the following types of awards:

•	options, including non-qualified options and incentive stock options;
•	stock appreciation rights, or SARs;
•	stock awards, including restricted stock and unrestricted stock;
•	restricted stock units;
•	other equity-based awards, including LTIP Units;
•	incentive awards;
•	substitute awards; and
•	performance awards.

An aggregate of 215,604 and 187,296 LTIP Units were issued during the years ended December 31, 2019 and 2018, respectively, pursuant to the 2016 Plan.

2019 Annual and Long-Term Incentive Plans

On March 5, 2019, the Board approved the recommendations of the Compensation Committee with respect to the granting of 2019 Annual Performance-Based Incentive Plan (“LTIP”) Awards (the “2019 Annual Awards”) and 2019 Long-Term Incentive LTIP Awards (the “2019 Long-Term Awards”) to the executive officers of the Company and other employees of the Advisor who perform services for the Company. The 2019 Annual Awards and 2019 Long-Term Awards were granted pursuant to the 2016 Plan.

The 2019 Annual Awards and 2019 Long-Term Awards granted to the Company’s NEOs as of December 31, 2019 are described below.

Name	Title	2019 Annual Award Target	Number of Target Annual Award Units	2019 Long-Term Award Target	Number of Target Long-Term Award Units
Jeffrey Busch	Chairman, CEO and President	$180,000	17,875	$230,000	22,985
Robert Kiernan	CFO and Treasurer	$150,000	14,896	$160,000	15,990
Alfonzo Leon	Chief Investment Officer	$150,000	14,896	$210,000	20,987
Jamie Barber	General Counsel and Secretary	$120,000	11,917	$140,000	13,991
Allen Webb	SVP – SEC Reporting and Technical Accounting	$110,000	10,924	$130,000	12,992

The number of target LTIP Units comprising each 2019 Annual Award was based on the closing price of the Company’s common stock reported on the NYSE on the date of grant. The number of target LTIP Units comprising each 2019 Long-Term Award was based on (i) with respect to the performance-based awards, the fair value of such awards as determined by an independent valuation consultant and (ii) with respect to the time-based awards, the closing price of the Company’s common stock reported on the NYSE on the date of grant.

2019 Annual Awards

The Compensation Committee established performance goals for calendar year 2019 (the “2019 Annual Performance Period”) that were used to determine the number of 2019 Annual Awards earned by each grantee. The actual number of 2019 Annual Awards earned by each grantee were awarded on March 3, 2020.

The number of LTIP Units issuable to each grantee at the end of the 2019 Annual Performance Period was determined by dividing the total number of 2019 Annual Award Target LTIP Units into four components as shown in the table below (each a “Component”) and multiplying the number of 2019 Annual Award Target LTIP Units allocated to each Component by the applicable performance percentage, based on the extent to which the performance goal for each such Component was achieved.

Target No. of LTIP Units	Component	Performance Goal	2019 Performance Result
25% of total Target LTIP Units	Acquisitions including (i) closed acquisitions from January 1, 2019 through December 31, 2019 (except those acquisitions covered in (ii) below), and (ii) acquisitions placed under definitive purchase contract on or before December 31, 2019 and closed by February 28, 2020.	Threshold: $100 million Target: $150 million Maximum: $200 million	$253.5 million 150% of Target LTIP Units earned
25% of total Target LTIP Units	AFFO per share for the year ended December 31, 2019, as reported by the Company in its year-end earnings announcement.	Threshold: $0.78 per share Target: $0.80 per share Maximum: $0.84 per share	$0.75 per share 0% of Target LTIP Units earned

25% of total Target LTIP Units	Average quarterly Consolidated Leverage Ratio (as defined in the Company’s Amended and Restated Credit Agreement) (based on each fiscal quarter end).	Threshold: 54.99% Target: 52.50% Maximum: 49.99%	45.0% 150% of Target LTIP Units earned

25% of total Target LTIP Units	Discretionary Component	Entirely at the discretion of the Compensation Committee based on the Compensation Committee’s assessment of the grantee’s individual performance in areas the Compensation Committee deems in its discretion to be important based on the Grantee’s job duties and position within the organization.	Individually determined based upon an evaluation of the individual performance of each NEO.

Performance Percentages

(i)	If the Company or individual achieved less than the Threshold Goal in a Component in the above table, all of the 2019 Annual Award LTIP Units for that Component (25% of the total target number of 2019 Annual Award LTIP Units) would have been forfeited.

(ii)	If the Company or individual achieved the Threshold Goal in a particular Component in the above table, the number of earned LTIP Units in that Component would have been equal to 50% of the number of 2019 Annual Award Target LTIP Units for that Component (or 12.5% of the total target number of 2019 Annual Award LTIP Units).

(iii)	If the Company or individual achieved the Target Goal in a particular Component in the above table, the number of earned LTIP Units in that Component would have been equal to 100% of the number of 2019 Annual Award Target LTIP Units for that Component (or 25% of the total target number of 2019 Annual Award LTIP Units).

(iv)	If the Company or individual achieved or exceeded the Maximum Goal in a particular Component in the above table, the number of earned LTIP Units for that Component would have been equal to 150% of the number of 2019 Annual Award Target LTIP Units for that Component (or 37.50% of the total target number of 2019 Annual Award LTIP Units).

For achievement of a Performance Goal at an intermediate point between the Threshold Goal and the Target Goal or between the Target Goal and the Maximum Goal for any Component, the number of earned LTIP Units for that Component was interpolated on a straight-line basis between 50% and 100% or between 100% and 150%, respectively, of the target number of 2019 Annual Award LTIP Units allocated to that Component.

Units that were earned based on performance as provided above are subject to forfeiture restrictions that will lapse in the following amounts and on the following vesting dates subject to the continuous service of the grantee through and on the applicable vesting date:

(i)	50% of the earned LTIP Units became vested on March 3, 2020; and

(ii)	50% of the earned LTIP Units become vested on March 3, 2021.

Vesting is accelerated in the event of a termination of the executive’s death or disability or upon a “Change-of-Control” (as defined in the relevant award agreements) of the Company. Forfeiture restrictions are removed in the event of a termination of the executive’s position without “Cause” or for “Good Reason” (as defined in the relevant award agreements) or as a result of the executive’s retirement, although transfer and redemption restrictions remain until such dates as such executive’s awards would have vested absent such termination or retirement. Unvested LTIP Awards would have been forfeited in the event of any other termination event.

2019 Long-Term Awards

The number of 2019 Long-Term Award units that each grantee is entitled to receive was and will be determined as follows:

(i)	40% of the awards (the “Long-Term Time-Based Awards”) were granted on March 5, 2019 and are subject to a three-year vesting period; and

(ii)	60% of the awards (the “Long-Term Performance-Based Awards”) will be determined following the conclusion of a three-year performance period (the “2019 Long-Term Performance Period”) based on the Company’s Total Stockholder Return (“TSR”) on both an absolute basis (“Absolute TSR Component”) (representing 75% of the target 2019 Long-Term Performance-Based Award) and relative to the companies comprising the SNL Healthcare REIT Index (“Relative TSR Component”) (representing 25% of the target 2019 Long-Term Performance-Based Award) during the 2019 Long-Term Performance Period. Grantees will not be entitled to receive any LTIP Units except to the extent they are earned upon the end of the 2019 Long-Term Performance Period in accordance with the terms and conditions of the 2019 LTIP Long-Term Award Agreements. 2019 Long-Term Performance-Based Award LTIP Units that are not earned will be forfeited and cancelled and earned LTIP Units will be subject to forfeiture prior to vesting as set forth below.

The number of LTIP Units earned under the Absolute TSR Component of the 2019 Long-Term Performance-Based Awards will be determined as soon as reasonably practicable following the earlier of  (a) the calendar day immediately preceding March 5, 2022, or (b) the date upon which a “Change of Control” (as defined in the relevant award agreement) occurs (the “Long-Term Valuation Date”), by multiplying the total target number of Long-Term Performance-Based Award LTIP Units by 75% and then multiplying such product by the applicable Percentage of Absolute TSR Component Earned based on the Company’s TSR as shown below:

TSR	Percentage of Absolute TSR Component Earned
Less than 21%	0%
21%	50%
27%	100%
33% or greater	200%

The Absolute TSR Component will be forfeited in its entirety if the TSR is less than 21%. If the TSR is between 21% and 27%, or between 27% and 33%, the percentage of the Absolute TSR Component earned will be determined using linear interpolation as between those tiers, respectively. If a “Change of Control” occurs prior to the third anniversary of March 5, 2019, then the Absolute TSR Component will be calculated based on a pro-rata portion of the above-referenced hurdle rates and then a partial service factor will be applied to determine the number of earned LTIP Units.

The number of 2019 Long-Term Performance-Based Award LTIP Units earned under the Relative TSR Component will be determined as soon as reasonably practicable following the Long-Term Valuation Date by multiplying the number of Award LTIP Units by 25% and then multiplying such product by the applicable Percentage of Relative TSR Component Earned based on the Company’s Relative Performance as shown below:

Relative Performance	Percentage of Relative TSR Component Earned
TSR below the 35th percentile of the SNL Healthcare REIT Index	0%
TSR equal to the 35th percentile of the SNL Healthcare REIT Index	50%
TSR equal to the 55th percentile of the SNL Healthcare REIT Index	100%
TSR equal to or greater than the 75th percentile of the SNL Healthcare REIT Index	200%

The Relative TSR Component will be forfeited in its entirety if the Relative Performance is below the 35th percentile of the SNL Healthcare REIT Index. If the Relative Performance is between the 35th percentile and 55th percentile of the SNL Healthcare REIT Index, or between the 55th percentile and 75th percentile of SNL Healthcare REIT Index, the percentage of the Relative TSR Component earned will be determined using linear interpolation as between those tiers, respectively. If a “Change of Control” occurs prior to the third anniversary of March 5, 2019, then the Relative TSR Component will be calculated based on above-referenced hurdle rates and then a partial service factor will be applied to determine the number of earned LTIP Units.

As soon as practicable following the 2019 Long-Term Valuation Date, the Compensation Committee will determine the number of LTIP Units earned by each grantee under both the Absolute TSR Component and the Relative TSR Component. Any 2019 Long-Term Performance-Based Award LTIP Units that are not earned as set forth above will be forfeited, and the grantee will have no right in or to any such unearned and unissued LTIP Units after it is determined that they were not earned.

Units that have been earned based on performance as provided above are subject to forfeiture restrictions that will lapse in the following amounts and on the following vesting dates subject to the continuous service of the grantee through and on the applicable vesting date:

(i)	50% of the earned LTIP Units become vested as of the Long-Term Valuation Date; and

(ii)	50% of the earned LTIP Units become vested on the first anniversary of the Long-Term Valuation Date.

Distributions

Pursuant to both the 2019 LTIP Annual Award Agreements and 2019 LTIP Long-Term Performance-Based Award Agreements, distributions equal to the dividends declared and paid by the Company accrued and will accrue during the applicable performance period on the maximum number of LTIP Units that the grantee could earn and are paid with respect to all of the earned LTIP Units at the conclusion of the applicable performance period, in cash or by the issuance of additional LTIP Units at the discretion of the Compensation Committee. LTIP Units issued pursuant to the time-based-vesting component of the 2019 LTIP Long-Term Awards (40% of aggregate 2019 LTIP Long-Term Awards) were issued and outstanding as of the grant date (March 5, 2019) and, therefore, grantees received distributions on those awards during 2019.

Influence of Say-on-Pay Results on Executive Compensation Decisions

We provided stockholders with a “say-on-pay” advisory vote on executive compensation at the 2019 Annual Meeting of Stockholders. Approximately 68% of the votes cast on the say-on-pay proposal were cast “For” the approval of the compensation of our NEOs as disclosed in the proxy statement distributed in connection with the 2019 Annual Meeting of Stockholders. The Compensation Committee evaluated the results of the say-on-pay vote and in light of the support for our executive compensation program, it did not make any significant changes to the executive compensation program and policies for fiscal year 2020 compensation based on the stockholder voting results. We did, however, enhance our disclosure for 2020 to include the estimated aggregate amount of our NEO’s total 2019 salaries and cash bonuses that may be reasonably associated with management fees that we paid to our Advisor, and further included an estimate of fixed compensation (i.e. salaries and benefits) and variable compensation (i.e. discretionary cash bonuses) on a percentage basis. The Compensation Committee will continue to consider the outcome of future say-on-pay votes when making future compensation decisions for the NEOs. In addition, we provided stockholders with a “say-on-frequency” advisory vote at the 2018 Annual Meeting of Stockholders to determine whether the say-on-pay advisory vote on executive compensation should occur every one, two, or three years. Approximately 90% of the votes cast on the say-on-frequency proposal were in favor of a vote every year. Based on the results of the say-on-frequency vote, the Board has determined to hold the say-on-pay vote annually.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the above Compensation Discussion and Analysis with management and, based on such review and discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Amendment.

Submitted by the Compensation Committee of the Board of Directors

Henry Cole, Chairman
Lori Wittman
Dr. Roscoe Moore

Compensation Committee Interlocks and Insider Participation

No current or former member of the Compensation Committee is, or has been, one of our employees or officers. None of our executive officers currently serves, or during the past fiscal year has served, as a member of the board of directors or compensation committee of another entity that has one or more executive officers serving on our Board of Directors or Compensation Committee.

Risk Considerations in our Executive Compensation Program

The Compensation Committee has reviewed its compensation policies and practices with respect to certain employees of the Advisor who are dedicated or partially dedicated to providing services to the Company, taking into consideration risk management practices and risk-taking incentives. Following such review, we determined that our compensation policies and practices for such employees do not create risks that are reasonably likely to have a material adverse effect on us.

Several features of the Company’s equity compensation program and policies are designed to reduce the likelihood of excessive risk-taking by employees, including:

•	Our performance-based compensation is structured to reward both short- and long-term corporate performance;

•	The payout amounts under the short-term and long-term incentives are capped; and

•	The Compensation Committee considers risk management when determining the discretionary portion of our 2019 Annual Plan.

Summary Compensation Table for 2019, 2018 and 2017

The Summary Compensation Table below contains, in compliance with the reporting requirements of the SEC, the compensation information for our NEOs for the years ended December 31, 2019, 2018 and 2017. Equity compensation is reported in several different tables in this Amendment. For that reason, investors should take care to not “double count” equity awards.

Name and Principal Position	Year	Salary(1)		Stock Awards (2)		Other (3)	Total
Jeffrey Busch	2019	$—		$455,316	(4)	$141,369	$596,685
Chairman, CEO and	2018	$—		$395,978	(5)	$110,668	$506,646
President	2017	$—		$610,007	(6)	$62,950	$672,957

Robert Kiernan	2019	$—		$322,723	(7)	$54,264	$376,988
CFO and Treasurer	2018	$—		$415,983	(8)	$24,522	$440,504
	2017	$—		$155,062	(9)	$1,195	$156,257

Alfonzo Leon	2019	$—		$391,475	(10)	$64,828	$456,304
CIO	2018	$—		$324,983	(11)	$42,558	$367,542
	2017	$—		$192,492	(12)	$23,819	$216,312

Jamie Barber	2019	$—		$287,696	(13)	$44,469	$332,165
General Counsel and Secretary	2018	$44,355	(14)	$351,984	(15)	$23,670	$420,009
	2017	$80,645	(14)	$179,998	(16)	$2,092	$262,735

Allen Webb	2019	$—		$264,879	(17)	$49,693	$314,572
Senior Vice President – SEC Reporting and	2018	$—		$217,344	(18)	$35,806	$253,150
Technical Accounting	2017	$—		$170,004	(19)	$20,344	$190,348

(1)	All of our NEOs are employees of our Advisor; therefore, we did not directly pay our NEOs salaries, cash bonuses or benefits in 2019, 2018 or 2017.

(2)	Except with respect to awards issued under the 2017 Long-Term Plan and the performance-based portions of the 2018 Long-Term Plan and 2019 Long-Term Plan, which were based on a valuation determined by an independent consultant, the LTIP award values disclosed in this summary compensation table are based on market values of the Company’s common stock at the time of grant. Awards granted under the 2017 Long-Term Plan and the performance-based portions of the 2018 Long-Term Plan and 2019 Long-Term Plan were valued using a Monte Carlo simulation. The Monte Carlo simulation is a generally accepted statistical technique used, in this instance, to simulate a range of possible future stock prices for the Company and the members of the SNL Healthcare REIT Index over the performance period. See Note 7 to our audited consolidated financial statements included in the Original Filing for a discussion of the relevant assumptions used to determine the grant date fair value of these awards.

(3)	Represents distributions paid on vested and unvested LTIP Units.

(4)	Consists of: (i) 4,500 LTIP Units issued as a discretionary grant on March 5, 2019, 50% of which vested upon grant and the remaining 50% of which vested on March 5, 2020, (ii) 17,875 LTIP Unit Awards issued pursuant to our 2019 Annual Plan, which reflects the target level; the maximum number of LTIP Units that could be issued under the 2019 Annual Plan is 1.5 times the target number of units, which would result in a value of $270,002, based on the closing price per share on the date of grant and (iii) 22,985 LTIP Unit Awards issued pursuant to our 2019 Long-Term Plan, which consists of the time-based portion of such grant (9,136 LTIP units) and the performance-based portion (13,849 LTIP units) at the target level. The maximum number of LTIP Units that could be issued under the 2019 Long-Term Plan is the sum of (i) the Long-Term Time-Based Awards and (ii) two times the target number of Long-Term Performance-Based Awards, which would result in a value of $414,000, based on the valuation determined by an independent consultant on the date of grant.

(5)	Consists of: (i) 25,714 LTIP Unit Awards issued pursuant to our 2018 Annual Plan, which reflects the target level; the maximum number of LTIP Units that could be issued under the 2018 Annual Plan is 1.5 times the target number of units, which would result in a value of $269,984, based on the closing price per share on the date of grant and (ii) 32,951 LTIP Unit Awards issued pursuant to our 2018 Long-Term Plan, which consists of the time-based portion of such grant (13,111 LTIP units) and the performance-based portion (19,840 LTIP units) at the target level. The maximum number of LTIP Units that could be issued under the 2018 Long-Term Plan is the sum of (i) the Long-Term Time-Based Awards and (ii) two times the target number of Long-Term Performance-Based Awards, which would result in a value of $345,588, based on the valuation determined by an independent consultant on the date of grant.

(6)	Consists of: (i) 32,787 LTIP Units issued on October 11, 2017, in connection with Mr. Busch’s appointment as Chief Executive Officer of the Company, at a price of $9.15 per unit, which represented the per share closing price of the Company’s common stock on the date of issuance, 50% of which vested on October 11, 2018 and the remaining 50% of which vested on October 11, 2019, and (ii) 13,095 LTIP Unit Awards issued pursuant to our 2017 Annual Plan, which reflects the target level; the maximum number of LTIP Units that could be issued under the 2017 Annual Plan is 1.5 times the target number of units, which would result in a value of $164,997, based on the closing price per share on the date of grant and (iii) 25,975 LTIP Unit Awards issued pursuant to our 2017 Long-Term Plan, which reflects the target level. The maximum number of LTIP Units that could be issued under the 2017 Long-Term Plan is two times the target number of units, which would result in a value of $400,016, based on the valuation determined by an independent consultant on the date of grant.

(7)	Consists of: (i) 3,250 LTIP Units issued as a discretionary grant on March 5, 2019, 50% of which vested upon grant and the remaining 50% of which vested on March 5, 2020, (ii) 14,896 LTIP Unit Awards issued pursuant to our 2019 Annual Plan, which reflects the target level; the maximum number of LTIP Units that could be issued under the 2019 Annual Plan is 1.5 times the target number of units, which would result in a value of $225,004, based on the closing price per share on the date of grant and (iii) 15,990 LTIP Unit Awards issued pursuant to our 2019 Long-Term Plan, which consists of the time-based portion of such grant (6,356 LTIP units) and the performance-based portion (9,634 LTIP units) at the target level. The maximum number of LTIP Units that could be issued under the 2019 Long-Term Plan is the sum of (i) the Long-Term Time-Based Awards and (ii) two times the target number of Long-Term Performance-Based Awards, which would result in a value of $288,000, based on the valuation determined by an independent consultant on the date of grant.

(8)	Consists of: (i) 19,727 LTIP Unit Awards issued as retention awards pursuant to the Plan, 50% of which vested on March 5, 2020 and the remaining 50% vest on March 5, 2021, (ii) 18,571 LTIP Unit Awards issued pursuant to our 2018 Annual Plan, which reflects the target level; the maximum number of LTIP Units that could be issued under the 2018 Annual Plan is 1.5 times the target number of units, which would result in a value of $194,986, based on the closing price per share on the date of grant and (iii) 23,799 LTIP Unit Awards issued pursuant to our 2018 Long-Term Plan, which consists of the time-based portion of such grant (9,469 LTIP units) and the performance-based portion (14,330 LTIP units) at the target level. The maximum number of LTIP Units that could be issued under the 2018 Long-Term Plan is the sum of (i) the Long-Term Time-Based Awards and (ii) two times the target number of Long-Term Performance-Based Awards, which would result in a value of $249,591, based on the valuation determined by an independent consultant on the date of grant.

(9)	Consists of: (i) 5,974 LTIP Units issued on August 23, 2017, in connection with Mr. Kiernan’s appointment as Chief Financial Officer and Treasurer of the Company, at a price of $8.37 per unit, which represented the per share closing price of the Company’s common stock on the date of issuance, one-third of which vested on August 23, 2018 and one-third of which vested on August 23, 2019 and the remaining one-third of which will vest on August 23, 2020, (ii) 2,994 LTIP Unit Awards issued pursuant to our 2017 Annual Plan, which reflects the target level; the maximum number of LTIP Units that could be issued under the 2017 Annual Plan is 1.5 times the target number of units, which would result in a value of $37,590, based on the closing price per share on the date of grant and (iii) 10,621 LTIP Unit Awards issued pursuant to our 2017 Long-Term Plan, which reflects the target level. The maximum number of LTIP Units that could be issued under the 2017 Long-Term Plan is two times the target number of units, which would result in a value of $160,000, based on the valuation determined by an independent consultant on the date of grant.

(10)	Consists of: (i) 3,125 LTIP Units issued as a discretionary grant on March 5, 2019, 50% of which vested upon grant and the remaining 50% of which vested on March 5, 2020, (ii) 14,896 LTIP Unit Awards issued pursuant to our 2019 Annual Plan, which reflects the target level; the maximum number of LTIP Units that could be issued under the 2019 Annual Plan is 1.5 times the target number of units, which would result in a value of $225,004, based on the closing price per share on the date of grant and (iii) 20,987 LTIP Unit Awards issued pursuant to our 2019 Long-Term Plan, which consists of the time-based portion of such grant (8,342 LTIP units) and the performance-based portion (12,645 LTIP units) at the target level. The maximum number of LTIP Units that could be issued under the 2019 Long-Term Plan is the sum of (i) the Long-Term Time-Based Awards and (ii) two times the target number of Long-Term Performance-Based Awards, which would result in a value of $378,000, based on the valuation determined by an independent consultant on the date of grant.

(11)	Consists of: (i) 17,857 LTIP Unit Awards issued pursuant to our 2018 Annual Plan, which reflects the target level; the maximum number of LTIP Units that could be issued under the 2018 Annual Plan is 1.5 times the target number of units, which would result in a value of $187,489, based on the closing price per share on the date of grant and (ii) 30,510 LTIP Unit Awards issued pursuant to our 2018 Long-Term Plan, which consists of the time-based portion of such grant (12,140 LTIP units) and the performance-based portion (18,370 LTIP units) at the target level. The maximum number of LTIP Units that could be issued under the 2018 Long-Term Plan is the sum of (i) the Long-Term Time-Based Awards and (ii) two times the target number of Long-Term Performance-Based Awards, which would result in a value of $319,990, based on the valuation determined by an independent consultant on the date of grant.

(12)	Consists of: (i) 11,011 LTIP Unit Awards issued pursuant to our 2017 Annual Plan, which reflects the target level; the maximum number of LTIP Units that could be issued under the 2017 Annual Plan is 1.5 times the target number of units, which would result in a value of $138,739, based on the closing price per share on the date of grant and (ii) 12,987 LTIP Unit Awards issued pursuant to our 2017 Long-Term Plan, which reflects the target level. The maximum number of LTIP Units that could be issued under the 2017 Long-Term Plan is two times the target number of units, which would result in a value of $200,000, based on the valuation determined by an independent consultant on the date of grant.

(13)	Consists of: (i) 2,750 LTIP Units issued as a discretionary grant on March 5, 2019, 50% of which vested upon grant and the remaining 50% of which vested on March 5, 2020, (ii) 11,917 LTIP Unit Awards issued pursuant to our 2019 Annual Plan, which reflects the target level; the maximum number of LTIP Units that could be issued under the 2019 Annual Plan is 1.5 times the target number of units, which would result in a value of $180,006, based on the closing price per share on the date of grant and (iii) 13,991 LTIP Unit Awards issued pursuant to our 2019 Long-Term Plan, which consists of the time-based portion of such grant (5,561 LTIP units) and the performance-based portion (8,430 LTIP units) at the target level. The maximum number of LTIP Units that could be issued under the 2019 Long-Term Plan is the sum of (i) the Long-Term Time-Based Awards and (ii) two times the target number of Long-Term Performance-Based Awards, which would result in a value of $252,000, based on the valuation determined by an independent consultant on the date of grant.

(14)	On May 8, 2017, the Company and its Advisor entered into an agreement pursuant to which the Company agreed, for a period of one year, to reimburse the Advisor for $125,000 of Mr. Barber’s annual salary. Of the $125,000 salary reimbursement, $44,355 was incurred in 2018 and the remainder, $80,645, was incurred in 2017.

(15)	Consists of: (i) 16,692 Unit Awards issued as retention awards pursuant to the Plan, 50% of which vested on March 5, 2020 and the remaining 50% vest on March 5, 2021, (ii) 15,714 LTIP Unit Awards issued pursuant to our 2018 Annual Plan, which reflects the target level; the maximum number of LTIP Units that could be issued under the 2018 Annual Plan is 1.5 times the target number of units, which would result in a value of $164,989, based on the closing price per share on the date of grant and (iii) 20,136 LTIP Unit Awards issued pursuant to our 2018 Long-Term Plan, which consists of the time-based portion of such grant (8,012 LTIP units) and the performance-based portion (12,124 LTIP units) at the target level. The maximum number of LTIP Units that could be issued under the 2018 Long-Term Plan is the sum of (i) the Long-Term Time-Based Awards and (ii) two times the target number of Long-Term Performance-Based Awards, which would result in a value of $211,191, based on the valuation determined by an independent consultant on the date of grant.

(16)	Consists of: (i) 5,230 LTIP Units issued on May 8, 2017 in connection with Mr. Barber’s appointment as General Counsel and Secretary, at a price of $9.56 per unit, which represented the per share closing price of the Company’s common stock on the date of issuance, one-third of which vested on May 8, 2018, one-third of which vested on May 8, 2019, and the remaining one-third of which will vest on May 8, 2020, (ii) 5,230 LTIP Unit Awards issued pursuant to our 2017 Annual Plan, which reflects the target level; the maximum number of LTIP Units that could be issued under the 2017 Annual Plan is 1.5 times the target number of units, which would result in a value of $74,998, based on the closing price per share on the date of grant and (iii) 7,133 LTIP Unit Awards issued pursuant to our 2017 Long-Term Plan, which reflects the target level. The maximum number of LTIP Units that could be issued under the 2017 Long-Term Plan is two times the target number of units, which would result in a value of $160,000, based on the valuation determined by an independent consultant on the date of grant.

(17)	Consists of: (i) 2,470 LTIP Units issued as a discretionary grant on March 5, 2019, 50% of which vested upon grant and the remaining 50% of which vested on March 5, 2020, (ii) 10,924 LTIP Unit Awards issued pursuant to our 2019 Annual Plan, which reflects the target level; the maximum number of LTIP Units that could be issued under the 2019 Annual Plan is 1.5 times the target number of units, which would result in a value of $165,007, based on the closing price per share on the date of grant and (iii) 12,992 LTIP Unit Awards issued pursuant to our 2019 Long-Term Plan, which consists of the time-based portion of such grant (5,164 LTIP units) and the performance-based portion (7,828 LTIP units) at the target level. The maximum number of LTIP Units that could be issued under the 2019 Long-Term Plan is the sum of (i) the Long-Term Time-Based Awards and (ii) two times the target number of Long-Term Performance-Based Awards, which would result in a value of $234,000, based on the valuation determined by an independent consultant on the date of grant.

(18)	Consists of: (i) 14,114 LTIP Unit Awards issued pursuant to our 2018 Annual Plan, which reflects the target level; the maximum number of LTIP Units that could be issued under the 2018 Annual Plan is 1.5 times the target number of units, which would result in a value of $148,190, based on the closing price per share on the date of grant and (ii) 18,086 LTIP Unit Awards issued pursuant to our 2018 Long-Term Plan, which consists of the time-based portion of such grant (7,196 LTIP units) and the performance-based portion (10,890 LTIP units) at the target level. The maximum number of LTIP Units that could be issued under the 2018 Long-Term Plan is the sum of (i) the Long-Term Time-Based Awards and (ii) two times the target number of Long-Term Performance-Based Awards, which would result in a value of $189,686, based on the valuation determined by an independent consultant on the date of grant.

(19)	Consists of: (i) 10,714 LTIP Unit Awards issued pursuant to our 2017 Annual Plan, which reflects the target level; the maximum number of LTIP Units that could be issued under the 2017 Annual Plan is 1.5 times the target number of units, which would result in a value of $134,996, based on the closing price per share on the date of grant and (ii) 10,390 LTIP Unit Awards issued pursuant to our 2017 Long-Term Plan, which reflects the target level. The maximum number of LTIP Units that could be issued under the 2017 Long-Term Plan is two times the target number of units, which would result in a value of $160,012 based on the valuation determined by an independent consultant on the date of grant.

Grants of Plan-Based Awards Table

The following table presents information concerning each grant made to our NEOs in the fiscal year ended December 31, 2019, under any plan, including awards, if any, that subsequently have been transferred. In accordance with SEC rules, the table does not include awards granted after December 31, 2019.

				Estimated Future Payouts Under Equity Incentive Plan Awards(1)
Name	Type of Award	Grant Date	Date of Board Approval	Threshold	Target	Maximum	All Other Stock Awards: Number of Shares or Units of Stock		Grant Date Fair Value(2)
Jeffrey Busch	LTIP Units	March 5, 2019	March 5, 2019	15,862	31,724	54,511	13,636	(3)	$455,316
Robert Kiernan	LTIP Units	March 5, 2019	March 5, 2019	12,265	24,530	41,612	9,606	(3)	$342,735
Alfonzo Leon	LTIP Units	March 5, 2019	March 5, 2019	13,771	27,541	47,634	11,467	(3)	$391,475
Jamie Barber	LTIP Units	March 5, 2019	March 5, 2019	10,174	20,347	34,736	8,311	(3)	$287,696
Allen Webb	LTIP Units	March 5, 2019	March 5, 2019	9,376	18,752	32,042	7,634	(3)	$264,879

(1)	These columns show the threshold, target and maximum number of shares of common stock that could be issued in connection with performance-based LTIP Units granted in 2019 under the Company’s 2019 Annual Plan and 2019 Long-Term Plan to each of the NEOs. The exact number of units to be issued depends upon, among other things, the Company’s financial performance, as described in the “Compensation Discussion and Analysis” section of this Amendment.

(2)	2019 Annual and Long-Term Award grants are reflected at the target level.

(3)	Reflects the time-based awards granted pursuant to the 2019 Long-Term Plan and a discretionary grant.

See “Compensation Discussion and Analysis — 2019 Annual and Long-Term Incentive Plans” for a description of the material terms of the awards granted under these plans. Initially, all LTIP Units will not have full parity with our operating partnership’s common units with respect to liquidating distributions. Upon the occurrence of certain “book-up” events described in the partnership agreement, LTIP Units can, over time, achieve full parity with our operating partnership’s common units for all purposes, and therefore accrete to an economic value equivalent to one share of common stock. If such parity is reached, vested LTIP Units may be redeemed for cash in an amount equal to the then fair market value of an equal number of shares of our common stock or converted into an equal number of shares of our common stock, as determined by us at our election.

Outstanding Equity Awards at Fiscal Year End

The following table presents information concerning equity awards for our NEOs that were outstanding as of December 31, 2019.

	Stock Awards
Name	Number of Shares or Units of Stock That Have Not Vested		Market Value of Shares or Units of Stock That Have Not Vested(1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Yet Vested		Equity Incentive Plan Awards: Market Value of Unearned Shares, Units or Other Rights That Have Not Yet Vested (1)
Jeffrey Busch	29,318	(2)	$387,873	137,203	(3)	$1,815,196
Robert Kiernan	42,650	(4)	$564,253	84,066	(5)	$1,112,193
Alfonzo Leon	24,380	(6)	$322,552	102,900	(7)	$1,361,367
Jamie Barber	35,151	(8)	$465,043	67,291	(9)	$890,260
Allen Webb	15,712	(10)	$207,868	69,140	(11)	$914,722

(1)	Based on the closing price of the Company’s common stock on December 31, 2019, which was the last trading day of 2019, of $13.23 per share.

(2)	Consists of: (i) 2,250 LTIP Units issued as a discretionary grant on March 5, 2019 that had not vested as of December 31, 2019; these remaining units vested in full on March 5, 2020, (ii) 9,191 LTIP Units issued in connection with our 2018 Annual Incentive Plan that had not vested as of December 31, 2019; these remaining units will vest in full on March 5, 2020, (iii) 9,136 time-based-vesting-only LTIP Units issued in connection with our 2019 Long Term Incentive Plan that had not vested as of December 31, 2019; one-third of these units vested on March 5, 2020 and the remaining two-thirds will vest in equal installments on each of March 5, 2021 and 2022 and (iv) 8,741 time-based-vesting-only LTIP Units issued in connection with our 2018 Long Term Incentive Plan that had not vested as of December 31, 2019; one-half of these remaining units vested on March 5, 2020 and the remaining one-half will vest on March 5, 2021.

(3)	Consists of: (i) 17,875 unearned LTIP Units as of December 31, 2019 pursuant to the 2019 Annual Incentive Plan at the target level amount, (ii) 51,950 unearned LTIP Units as of December 31, 2019 pursuant to the 2017 Long-Term Performance-Based Incentive Plan at the maximum level amount, (iii) 39,680 unearned LTIP Units as of December 31, 2019 pursuant to the 2018 Long-Term Performance-Based Incentive Plan at the maximum level amount and (iv) 27,698 unearned LTIP Units as of December 31, 2019 pursuant to the 2019 Long-Term Performance-Based Incentive Plan at the maximum level amount. Upon issuance 50% of the LTIP Units issued under the 2019 Annual Plan will vest and the remaining 50% will vest on the first anniversary of the issuance date. Upon issuance 50% of the LTIP Units issued under the Long-Term Performance-Based Incentive Plans will vest on the issuance date and the remaining 50% will vest on the first anniversary of the issuance date.

(4)	Consists of: (i) 1,625 LTIP Units issued as a discretionary grant on March 5, 2019 that had not vested as of December 31, 2019; these units vested in full on March 5, 2020, (ii) 1,991 LTIP Units issued in connection with Mr. Kiernan’s appointment as Chief Financial Officer of the Company that had not vested as of December 31, 2019; these units will vest in full on August 23, 2020, (iii) 19,727 LTIP Units issued as retention grants in 2018 and that had not vested as of December 31, 2019; one half of these units vested on March 5, 2020 and the remaining one-half will vest on March 5, 2021, (iv) 6,638 LTIP Units issued in connection with our 2018 Annual Incentive Plan that had not vested as of December 31, 2019; these units will vest in full on March 5, 2020, (v) 6,356 time-based-vesting-only LTIP Units issued in connection with our 2019 Long Term Incentive Plan that had not vested as of December 31, 2019; one-third of these units vested on March 5, 2020 and the remaining two-thirds will vest in equal installments on each of March 5, 2021 and 2022, and (vi) 6,313 time-based-vesting-only LTIP Units issued in connection with our 2018 Long Term Incentive Plan that had not vested as of December 31, 2019; one-half of these units vested on March 5, 2020 and the remaining one-half will vest on March 5, 2021.

(5)	Consists of: (i) 14,896 unearned LTIP Units as of December 31, 2019 pursuant to the 2019 Annual Incentive Plan at the target level amount, (ii) 21,242 unearned LTIP Units as of December 31, 2019 pursuant to the 2017 Long-Term Performance-Based Incentive Plan at the maximum level amount, (iii) 28,660 unearned LTIP Units as of December 31, 2019 pursuant to the 2018 Long-Term Performance-Based Incentive Plan at the maximum level amount and (iv) 19,268 unearned LTIP Units as of December 31, 2019 pursuant to the 2019 Long-Term Performance-Based Incentive Plan at the maximum level amount. Upon issuance 50% of the LTIP Units issued under the 2019 Annual Plan will vest and the remaining 50% will vest on the first anniversary of the issuance date. Upon issuance 50% of the LTIP Units issued under the Long-Term Performance-Based Incentive Plans will vest on the issuance date and the remaining 50% will vest on the first anniversary of the issuance date.

(6)	Consists of: (i) 1,563 LTIP Units issued as a discretionary grant on March 5, 2019 that had not vested as of December 31, 2019; these remaining units vested in full on March 5, 2020, (ii) 6,383 LTIP Units issued in connection with our 2018 Annual Incentive Plan that had not vested as of December 31, 2019; these units vested in full on March 5, 2020, (iii) 8,342 time-based-vesting-only LTIP Units issued in connection with our 2019 Long Term Incentive Plan that had not vested as of December 31, 2019; one-third of these units vested on March 5, 2020 and the remaining two-thirds will vest in equal installments on each of March 5, 2021 and 2022 and (iv) 8,093 time-based-vesting-only LTIP Units issued in connection with our 2018 Long Term Incentive Plan that had not vested as of December 31, 2019; one-half of these units vested on March 5, 2020 and the remaining one-half will vest on March 5, 2021.

(7)	Consists of: (i) 14,896 unearned LTIP Units as of December 31, 2019 pursuant to the 2019 Annual Incentive Plan at the target level amount, (ii) 25,974 unearned LTIP Units as of December 31, 2019 pursuant to the 2017 Long-Term Performance-Based Incentive Plan at the maximum level amount, (iii) 36,740 unearned LTIP Units as of December 31, 2019 pursuant to the 2018 Long-Term Performance-Based Incentive Plan at the maximum level amount and (iv) 25,290 unearned LTIP Units as of December 31, 2019 pursuant to the 2019 Long-Term Performance-Based Incentive Plan at the maximum level amount. Upon issuance 50% of the LTIP Units issued under the 2019 Annual Plan will vest and the remaining 50% will vest on the first anniversary of the issuance date. Upon issuance 50% of the LTIP Units issued under the Long-Term Performance-Based Incentive Plans will vest on the issuance date and the remaining 50% will vest on the first anniversary of the issuance date.

(8)	Consists of: (i) 1,375 LTIP Units issued as a discretionary grant on March 5, 2019 that had not vested as of December 31, 2019; these units vested in full on March 5, 2020, (ii) 1,743 LTIP Units issued in connection with Mr. Barber’s appointment as General Counsel and Secretary of the Company that had not vested as of December 31, 2019; these units will vest in full on May 8, 2020, (iii) 16,692 LTIP Units issued as retention grants in 2018 and that had not vested as of December 31, 2019; one-half of these units vested on March 5, 2020 and the remaining one-half will vest on March 5, 2021, (iv) 4,438 LTIP Units issued in connection with our 2018 Annual Incentive Plan; these units vested in full on March 5, 2020, (v) 5,561 time-based-vesting-only LTIP Units issued in connection with our 2019 Long Term Incentive Plan that had not vested as of December 31, 2019; one-third of these units vested on March 5, 2020 and the remaining two-thirds will vest in equal installments on each of March 5, 2021 and 2022, and (vi) 5,341 time-based-vesting-only LTIP Units issued in connection with our 2018 Long Term Incentive Plan that had not vested as of December 31, 2019; one-half of these units vested on March 5, 2020 and the remaining one-half will vest on March 5, 2021.

(9)	Consists of: (i) 11,917 unearned LTIP Units as of December 31, 2019 pursuant to the 2019 Annual Incentive Plan at the target level amount, (ii) 14,266 unearned LTIP Units as of December 31, 2019 pursuant to the 2017 Long-Term Performance-Based Incentive Plan at the maximum level amount, (iii) 24,248 unearned LTIP Units as of December 31, 2019 pursuant to the 2018 Long-Term Performance-Based Incentive Plan at the maximum level amount and (iv) 16,860 unearned LTIP Units as of December 31, 2019 pursuant to the 2019 Long-Term Performance-Based Incentive Plan at the maximum level amount. Upon issuance 50% of the LTIP Units issued under the 2019 Annual Plan will vest and the remaining 50% will vest on the first anniversary of the issuance date. Upon issuance 50% of the LTIP Units issued under the Long-Term Performance-Based Incentive Plans will vest on the issuance date and the remaining 50% will vest on the first anniversary of the issuance date.

(10)	Consists of: (i) 1,235 LTIP Units issued as a discretionary grant on March 5, 2019 that had not vested as of December 31, 2019; these remaining units vested in full on March 5, 2020, (ii) 4,516 LTIP Units issued in connection with our 2018 Annual Incentive Plan that had not vested as of December 31, 2019; these remaining units vested in full on March 5, 2020, (iii) 5,164 time-based-vesting-only LTIP Units issued in connection with our 2019 Long Term Incentive Plan that had not vested as of December 31, 2019; one-third of these units vested on March 5, 2020 and the remaining two-thirds will vest in equal installments on each of March 5, 2021 and 2022 and (iv) 4,797 time-based-vesting-only LTIP Units issued in connection with our 2018 Long Term Incentive Plan that had not vested as of December 31, 2019; one-half of these units vested on March 5, 2020 and the remaining one-half will vest on March 5, 2021.

(11)	Consists of: (i) 10,924 unearned LTIP Units as of December 31, 2019 pursuant to the 2019 Annual Incentive Plan at the target level amount, (ii) 20,780 unearned LTIP Units as of December 31, 2019 pursuant to the 2017 Long-Term Performance-Based Incentive Plan at the maximum level amount, (iii) 21,780 unearned LTIP Units as of December 31, 2019 pursuant to the 2018 Long-Term Performance-Based Incentive Plan at the maximum level amount and (iv) 15,656 unearned LTIP Units as of December 31, 2019 pursuant to the 2019 Long-Term Performance-Based Incentive Plan at the maximum level amount. Upon issuance 50% of the LTIP Units issued under the 2019 Annual Plan will vest and the remaining 50% will vest on the first anniversary of the issuance date. Upon issuance 50% of the LTIP Units issued under the Long-Term Performance-Based Incentive Plans will vest on the issuance date and the remaining 50% will vest on the first anniversary of the issuance date.

Option Exercises and Stock Vested Table

The following table presents information concerning option exercises and stock vested for NEOs that were outstanding as of December 31, 2019.

	Stock Awards
Name	Number of Shares Acquired on Vesting		Value Realized on Vesting (1)
Jeffrey Busch	137,016	(2)	$1,812,725
Robert Kiernan	17,626	(3)	$233,196
Alfonzo Leon	49,948	(4)	$660,811
Jamie Barber	15,857	(5)	$209,785
Allen Webb	41,540	(6)	$549,571

(1)	Based on the closing price of the Company’s common stock on December 31, 2019, which was the last trading day of 2019, of $13.23 per share.

(2)	Consists of : (i) 70,000 LTIP Units issued in connection with the Company’s initial public offering on July 1, 2016 that had vested as of December 31, 2019, (ii) 8,688 LTIP Units issued on December 21, 2016 that had vested as of December 31, 2019, (iii) 32,787 LTIP Units issued on October 11, 2017 that had vested as of December 31, 2019, (iv) 9,730 LTIP Units issued pursuant to our 2017 Annual Performance Plan that had vested as of December 31, 2019, (v) 9,191 LTIP Units issued pursuant to our 2018 Annual Performance Plan that had vested as of December 31, 2019, (vi) 4,370 LTIP Units issued pursuant to our 2018 Long-Term Incentive Plan that had vested as of December 31, 2019 and (vii) 2,250 LTIP Units issued as a discretionary grant in 2019 that had vested as of December 31, 2019.

(3)	Consists of: (i) 3,983 LTIP Units issued on August 23, 2017 that had vested as of December 31, 2019, (ii) 2,225 LTIP Units issued pursuant to our 2017 Annual Performance Plan that had vested as of December 31, 2019, (iii) 6,638 LTIP Units issued pursuant to our 2018 Annual Performance Plan that had vested as of December 31, 2019, (iv) 3,156 LTIP Units issued pursuant to our 2018 Long-Term Incentive Plan that had vested as of December 31, 2019 and (v) 1,625 LTIP Units issued as a discretionary grant in 2019 that had vested as of December 31, 2019.

(4)	Consists of : (i) 20,000 LTIP Units issued in connection with the Company’s initial public offering on July 1, 2016 that had vested as of December 31, 2019, (ii) 9,774 LTIP Units issued on December 21, 2016 that had vested as of December 31, 2019, (iii) 8,182 LTIP Units issued pursuant to our 2017 Annual Performance Plan that had vested as of December 31, 2019, (iv) 6,383 LTIP Units issued pursuant to our 2018 Annual Performance Plan that had vested as of December 31, 2019, (v) 4,047 LTIP Units issued pursuant to our 2018 Long-Term Incentive Plan that had vested as of December 31, 2019 and (vi) 1,563 LTIP Units issued as a discretionary grant in 2019 that had vested as of December 31, 2019.

(5)	Consists of: (i) 3,487 LTIP Units issued on May 8, 2017 that had vested as of December 31, 2019, (ii) 3,886 LTIP Units issued pursuant to our 2017 Annual Performance Plan that had vested as of December 31, 2019, (iii) 4,438 LTIP Units issued pursuant to our 2018 Annual Performance Plan that had vested as of December 31, 2019, (iv) 2,671 LTIP Units issued pursuant to our 2018 Long-Term Incentive Plan that had vested as of December 31, 2019 and (v) 1,375 LTIP Units issued as a discretionary grant in 2019 that had vested as of December 31, 2019.

(6)	Consists of : (i) 20,000 LTIP Units issued in connection with the Company’s initial public offering on July 1, 2016 that had vested as of December 31, 2019, (ii) 5,430 LTIP Units issued on December 21, 2016 that had vested as of December 31, 2019, (iii) 7,961 LTIP Units issued pursuant to our 2017 Annual Performance Plan that had vested as of December 31, 2019, (iv) 4,516 LTIP Units issued pursuant to our 2018 Annual Performance Plan that had vested as of December 31, 2019, (v) 2,399 LTIP Units issued pursuant to our 2018 Long-Term Incentive Plan that had vested as of December 31, 2019 and (vi) 1,235 LTIP Units issued as a discretionary grant in 2019 that had vested as of December 31, 2019.

Potential Payments Upon Termination or Change of Control

Time-Based LTIP Awards.

The LTIP Award agreements related to LTIP Awards issued outside of our Annual and Long-Term Performance-Based Plans provide that LTIP Units will vest upon the date that the grantee’s employment with the Company and its affiliates ends on account of the grantee’s termination of employment by the Company or its affiliates without Cause (as defined below) or by the grantee for Good Reason (as defined below) or upon a Change-in-Control (as defined below) (each, a “Qualified Termination”):

“Cause” means, with respect to the grantee, a determination by the Compensation Committee in its sole discretion that the grantee has: (i) materially breached a written agreement between the grantee and the Company or one of its affiliates, including the material breach of any written policy or written code of conduct established by the Company or one of its affiliates and applicable to the grantee; (ii) committed an act of gross negligence, willful misconduct, breach of fiduciary duty, fraud, theft or embezzlement; (iii) been convicted of or been indicted for, or pled nolo contendere to, any felony (or state law equivalent) or any crime or misdemeanor involving moral turpitude; (iv) willfully failed or refused, other than due to disability, to perform the grantee’s duties to the Company or one of its affiliates; or (v) engaged in any other conduct that is materially injurious (whether monetarily or otherwise) to the Company or one of its affiliates.

“Good Reason” means: (i) a material diminution in the grantee’s base salary; (ii) a material diminution or adverse change in the grantee’s title, duties or authority; (iii) a material breach by the Company or the Operating Partnership of any of its covenants or obligations under the relevant LTIP Award Agreement; or (iv) the relocation of the geographic location of the grantee’s principal place of employment by more than 50 miles from the location of the grantee’s principal place of employment; provided that, in the case of the grantee’s allegation of Good Reason, (A) the condition described in the foregoing clauses must have arisen without the grantee’s consent; (B) the grantee must provide written notice to Operating Partnership of such condition in accordance with the Agreement within 45 days of the initial existence of the condition; (C) the condition specified in such notice must remain uncorrected for 30 days after receipt of such notice by Operating Partnership; and (D) the grantee’s date of termination must occur within 60 days after such notice is received by Operating Partnership.

“Change-in-Control” means and includes each of the following:

(a) The acquisition, either directly or indirectly, by any individual, entity or group (within the meaning of Sections 13(d) and 14(d)(2) of the Exchange Act) of beneficial ownership (within the meaning of Rule 13d-3 under the Exchange Act), of more than 50% of either (i) the then outstanding shares of the Company’s common stock (the “Common Stock”), taking into account as outstanding for this purpose such shares of Common Stock issuable upon the exercise of options or warrants, the conversion of convertible shares or debt, and the exercise of any similar right to acquire such Common Stock (the “Outstanding Company Common Stock”) or (ii) the combined voting power of the then outstanding voting securities of the Company entitled to vote generally in the election of directors (the “Outstanding Company Voting Securities”); provided, however, that the following acquisitions shall not constitute a Change in Control (i) any acquisition by the Company or any of its subsidiaries, (ii) any acquisition by a trustee or other fiduciary holding the Company’s securities under an employee benefit plan sponsored or maintained by the Company or any of its affiliates, (iii) any acquisition by an underwriter, initial purchaser or placement agent temporarily holding the Company’s securities pursuant to an offering of such securities or (iv) any acquisition by an entity owned, directly or indirectly, by the stockholders of the Company in substantially the same proportions as their ownership of the then Outstanding Company Common Stock.

(b) Individuals who constitute incumbent Directors at the beginning of any two-consecutive-year period, together with any new incumbent Directors who become members of the Board during such two-year period, cease to be a majority of the Board at the end of such two-year period.

(c) The consummation of a reorganization, merger, consolidation, statutory share exchange or similar form of corporate transaction involving the Company that requires the approval of the Company’s stockholders, whether for such transaction or the issuance of securities in the transaction (a “Business Combination”), in each case, unless following such Business Combination:

(i) the individuals and entities who were the beneficial owners of the Outstanding Company Voting Securities immediately prior to such Business Combination, beneficially own, directly or indirectly, more than 50% of the combined voting power of the then outstanding voting securities entitled to vote generally in the election of members of the board of directors (or the analogous governing body) of the entity resulting from such Business Combination (the “Successor Entity”) (or, if applicable, the ultimate parent entity that directly or indirectly has beneficial ownership of sufficient voting securities to elect a majority of the members of the board of directors (or the analogous governing body) of the Successor Entity (the “Parent Company”));

(ii) no Person beneficially owns (within the meaning of Rule 13d-3 under the Exchange Act), directly or indirectly, more than 50% of the combined voting power of the then outstanding voting securities entitled to vote generally in the election of members of the board of directors (or the analogous governing body) of the Parent Company (or, if there is no Parent Company, the Successor Entity); and

(iii) at least a majority of the members of the board of directors (or the analogous governing body) of the Parent Company (or, if there is no Parent Company, the Successor Entity) following the consummation of the Business Combination were Incumbent Directors at the time of the Board’s approval of the execution of the initial agreement providing for such Business Combination.

(d) The direct or indirect sale, transfer, conveyance or other disposition (other than by way of merger or consolidation), in one or a series of related transactions, of all or substantially all of the properties or assets of the Company and its subsidiaries, taken as a whole, to any Person that is not a subsidiary of the Company.

Annual and Long-Term Performance-Based Incentive Awards

Qualified Termination — The LTIP Award agreements related to LTIP Awards issued pursuant to our Annual and Long-Term Performance-Based Awards provide that all earned LTIP Units will vest upon the date of a Qualified Termination. Forfeiture restrictions are removed in the event of a termination of the executive’s position without “Cause” or for “Good Reason” or as a result of the executive’s retirement, although transfer and redemption restrictions remain until such dates as such executive’s awards would have vested absent such termination or retirement.

The LTIP Award agreements related to LTIP Awards issued pursuant to Annual and Long-Term Performance-Based Awards provide that, with respect to any unearned LTIP Units as of the date of a Qualified Termination, the relevant performance metrics will be evaluated on the original valuation date for each plan as if such termination had not occurred and then, with respect to LTIP Units then earned, a partial service factor will be applied to determine that actual number of LTIP Units to issue to the grantee.

Change-in-Control — Upon a Change-in-Control, with respect to the Annual Performance-Based Awards, (i) if a Change-in-Control had occurred prior to the first anniversary of the effective date of the plan, the performance goals related to such plan would have been pro-rated based on the effective date of the Change-in-Control and the number of resulting earned LTIP Awards would have been pro-rated based on the effective date of the Change-in-Control and (ii) if a Change-in-Control occurs after the first anniversary of the effective date of the plan, the performance goals will be measured as if such Change-in-Control had not occurred and the amount of earned LTIP Units will be determined accordingly.

With respect to the Long-Term Performance-Based Awards, (i) if a Change-in-Control occurs prior to the third anniversary of the effective date of the plan, the performance goals related to such plan would have been pro-rated based on the effective date of the Change-in-Control and the number of resulting earned LTIP Awards would have been pro-rated based on the effective date of the Change-in-Control and (ii) if a Change-in-Control occurs after the third anniversary of the effective date of the plan, the performance goals will be measured as if such Change-in-Control had not occurred and the amount of earned LTIP Units will be determined accordingly.

Any earned LTIP Units issued upon a Change-in-Control as described above will be subject to the same vesting schedule as if the Change-in-Control had not occurred except that, if a Qualified Termination occurs prior to the one-year anniversary of such Change-in-Control, all earned LTIP Units shall immediately vest upon such termination.

The following tables represent the payments due to our NEOs in the event termination or change in control payments would have been triggered under the 2016 Plan, the Annual Performance-Based Awards and the Long-Term Performance-Based Incentive Plans as of December 31, 2019.

Payments Due Upon a Qualified Termination.

Name	Stock Awards		Total (1)
Jeffrey Busch	29,318	(2)	$387,873
Robert Kiernan	42,650	(3)	$564,253
Alfonzo Leon	24,380	(4)	$322,552
Jamie Barber	35,151	(5)	$465,043
Allen Webb	15,712	(6)	$207,868

(1)	Based on the closing price of the Company’s common stock on December 31, 2019, which was the last trading day of 2019, of $13.23 per share.

(2)	Consists of (i) 2,250 LTIP Units issued outside of the Annual and Long-Term Incentive Plans, (ii) 9,191 LTIPs issued pursuant to the 2018 Annual Plan that had not vested as of December 31, 2019, (iii) 9,136 LTIP Units issued pursuant to the time-based vesting portion of the 2019 Long-Term Incentive Plan that had not vested as of December 31, 2019 and (iv) 8,741 LTIP Units issued pursuant to the time-based vesting portion of the 2018 Long-Term Incentive Plan that had not vested as of December 31, 2019. Pursuant to the Company’s Annual and Long-Term Incentive Plans, no performance-based LTIP Units are issued upon the date of a Qualified Termination. Instead, LTIP Units are issued at the end of the performance period and a partial service factor is applied based on the date of the Qualified Termination. Therefore, we are unable to determine the amount of LTIP Units that would be awarded based on a Qualified Termination date of December 31, 2019.

(3)	Consists of (i) 23,343 LTIP Units issued outside of the Annual and Long-Term Incentive Plans, (ii) 6,638 LTIPs issued pursuant to the 2018 Annual Plan that had not vested as of December 31, 2019, (iii) 6,356 LTIP Units issued pursuant to the time-based vesting portion of the 2019 Long-Term Incentive Plan that had not vested as of December 31, 2019 and (iv) 6,313 LTIP Units issued pursuant to the time-based vesting portion of the 2018 Long-Term Incentive Plan that had not vested as of December 31, 2019. Pursuant to the Company’s Annual and Long-Term Incentive Plans, no performance-based LTIP Units are issued upon the date of a Qualified Termination. Instead, LTIP Units are issued at the end of the performance period and a partial service factor is applied based on the date of the Qualified Termination. Therefore, we are unable to determine the amount of LTIP Units that would be awarded based on a Qualified Termination date of December 31, 2019.

(4)	Consists of (i) 1,563 LTIP Units issued outside of the Annual and Long-Term Incentive Plans, (ii) 6,383 LTIPs issued pursuant to the 2018 Annual Plan that had not vested as of December 31, 2019, (iii) 8,342 LTIP Units issued pursuant to the time-based vesting portion of the 2019 Long-Term Incentive Plan that had not vested as of December 31, 2019 and (iv) 8,093 LTIP Units issued pursuant to the time-based vesting portion of the 2018 Long-Term Incentive Plan that had not vested as of December 31, 2019. Pursuant to the Company’s Annual and Long-Term Incentive Plans, no performance-based LTIP Units are issued upon the date of a Qualified Termination. Instead, LTIP Units are issued at the end of the performance period and a partial service factor is applied based on the date of the Qualified Termination. Therefore, we are unable to determine the amount of LTIP Units that would be awarded based on a Qualified Termination date of December 31, 2019.

(5)	Consists of (i) 19,810 LTIP Units issued outside of the Annual and Long-Term Incentive Plans, (ii) 4,438 LTIPs issued pursuant to the 2018 Annual Plan that had not vested as of December 31, 2019, (iii) 5,561 LTIP Units issued pursuant to the time-based vesting portion of the 2019 Long-Term Incentive Plan that had not vested as of December 31, 2019 and (iv) 5,341 LTIP Units issued pursuant to the time-based vesting portion of the 2018 Long-Term Incentive Plan that had not vested as of December 31, 2019. Pursuant to the Company’s Annual and Long-Term Incentive Plans, no performance-based LTIP Units are issued upon the date of a Qualified Termination. Instead, LTIP Units are issued at the end of the performance period and a partial service factor is applied based on the date of the Qualified Termination. Therefore, we are unable to determine the amount of LTIP Units that would be awarded based on a Qualified Termination date of December 31, 2019.

(6)	Consists of (i) 1,235 LTIP Units issued outside of the Annual and Long-Term Incentive Plans, (ii) 4,516 LTIPs issued pursuant to the 2018 Annual Plan that had not vested as of December 31, 2019, (iii) 5,164 LTIP Units issued pursuant to the time-based vesting portion of the 2019 Long-Term Incentive Plan that had not vested as of December 31, 2019 and (iv) 4,797 LTIP Units issued pursuant to the time-based vesting portion of the 2018 Long-Term Incentive Plan that had not vested as of December 31, 2019. Pursuant to the Company’s Annual and Long-Term Incentive Plans, no performance-based LTIP Units are issued upon the date of a Qualified Termination. Instead, LTIP Units are issued at the end of the performance period and a partial service factor is applied based on the date of the Qualified Termination. Therefore, we are unable to determine the amount of LTIP Units that would be awarded based on a Qualified Termination date of December 31, 2019.

Payments Due Upon a Change of Control.

Name	Stock Awards		Total (1)
Jeffrey Busch	125,383	(2)	$1,658,819
Robert Kiernan	94,700	(3)	$1,252,878
Alfonzo Leon	90,892	(4)	$1,202,497
Jamie Barber	77,243	(5)	$1,021,926
Allen Webb	62,192	(6)	$822,796

(1)	Assumes a change-of-control price of $13.23, which was the closing price of the Company’s common stock on December 31, 2019, which was the last trading day of 2019.

(2)	Consists of (i) 2,250 LTIP Units issued outside of the Annual and Long-Term Incentive Plans, (ii) 49,151 LTIP Units issued pursuant to the 2017 Long-Term Incentive Plan, (iii) 9,191 LTIP Units issued pursuant to the 2018 Annual Plan, (iv) 8,741 LTIP Units issued pursuant to the time-based vesting portion of the 2018 Long-Term Incentive Plan, (v) 24,135 LTIP Units issued pursuant to the performance-based portion of the 2018 Long-Term Incentive Plan, (vi) 15,167 LTIP Units issue pursuant to the 2019 Annual Plan (assuming target amount earned with respect to the discretionary component of the 2019 Annual Plan), (vii) 9,136 LTIP Units issued pursuant to the time-based vesting portion of the 2019 Long-Term Incentive Plan and (viii) 7,613 LTIP Units issued pursuant to the performance-based portion of the 2019 Long-Term Incentive Plan.

(3)	Consists of (i) 23,343 LTIP Units issued outside of the Annual and Long-Term Incentive Plans, (ii) 16,683 LTIP Units issued pursuant to the 2017 Long-Term Incentive Plan, (iii) 6,638 LTIP Units issued pursuant to the 2018 Annual Plan, (iv) 6,313 LTIP Units issued pursuant to the time-based vesting portion of the 2018 Long-Term Incentive Plan, (v) 17,432 LTIP Units issued pursuant to the performance-based portion of the 2018 Long-Term Incentive Plan, (vi) 12,639 LTIP Units issue pursuant to the 2019 Annual Plan (assuming target amount earned with respect to the discretionary component of the 2019 Annual Plan), (vii) 6,356 LTIP Units issued pursuant to the time-based vesting portion of the 2019 Long-Term Incentive Plan and (viii) 5,296 LTIP Units issued pursuant to the performance-based portion of the 2019 Long-Term Incentive Plan.

(4)	Consists of (i) 1,563 LTIP Units issued outside of the Annual and Long-Term Incentive Plans, (ii) 24,574 LTIP Units issued pursuant to the 2017 Long-Term Incentive Plan, (iii) 6,383 LTIP Units issued pursuant to the 2018 Annual Plan, (iv) 8,093 LTIP Units issued pursuant to the time-based vesting portion of the 2018 Long-Term Incentive Plan, (v) 22,345 LTIP Units issued pursuant to the performance-based portion of the 2018 Long-Term Incentive Plan, (vi) 12,639 LTIP Units issue pursuant to the 2019 Annual Plan (assuming target amount earned with respect to the discretionary component of the 2019 Annual Plan), (vii) 8,342 LTIP Units issued pursuant to the time-based vesting portion of the 2019 Long-Term Incentive Plan and (viii) 6,952 LTIP Units issued pursuant to the performance-based portion of the 2019 Long-Term Incentive Plan.

(5)	Consists of (i) 19,810 LTIP Units issued outside of the Annual and Long-Term Incentive Plans, (ii) 12,598 LTIP Units issued pursuant to the 2017 Long-Term Incentive Plan, (iii) 4,438 LTIP Units issued pursuant to the 2018 Annual Plan, (iv) 5,341 LTIP Units issued pursuant to the time-based vesting portion of the 2018 Long-Term Incentive Plan, (v) 14,748 LTIP Units issued pursuant to the performance-based portion of the 2018 Long-Term Incentive Plan, (vi) 10,111 LTIP Units issue pursuant to the 2019 Annual Plan (assuming target amount earned with respect to the discretionary component of the 2019 Annual Plan), (vii) 5,561 LTIP Units issued pursuant to the time-based vesting portion of the 2019 Long-Term Incentive Plan and (viii) 4,635 LTIP Units issued pursuant to the performance-based portion of the 2019 Long-Term Incentive Plan.

(6)	Consists of (i) 1,235 LTIP Units issued outside of the Annual and Long-Term Incentive Plans, (ii) 19,660 LTIP Units issued pursuant to the 2017 Long-Term Incentive Plan, (iii) 4,516 LTIP Units issued pursuant to the 2018 Annual Plan, (iv) 4,797 LTIP Units issued pursuant to the time-based vesting portion of the 2018 Long-Term Incentive Plan, (v) 13,247 LTIP Units issued pursuant to the performance-based portion of the 2018 Long-Term Incentive Plan, (vi) 9,269 LTIP Units issue pursuant to the 2019 Annual Plan (assuming target amount earned with respect to the discretionary component of the 2019 Annual Plan), (vii) 5,164 LTIP Units issued pursuant to the time-based vesting portion of the 2019 Long-Term Incentive Plan and (viii) 4,304 LTIP Units issued pursuant to the performance-based portion of the 2019 Long-Term Incentive Plan.

CEO Pay Ratio Disclosure

The Advisor is responsible for managing the Company’s affairs pursuant to the Management Agreement and, as of December 31, 2019, directly employed all of the individuals who provide services to the Company. The Company does not provide any salary or cash bonus compensation to the CEO or any other individual who provides services to the Company (other than a reimbursement of a portion of Mr. Barber’s salary, which such reimbursement ended in May 2018). As a result, the CEO to median employee pay ratio required to be disclosed under Item 402(u) of Regulation S-K is not applicable.

This information is being provided for compliance purposes. Neither the Compensation Committee nor the Advisor used the pay ratio measure in making any compensation decisions.

Compensation of Directors

The following table summarizes the compensation we paid to our non-management directors in 2019.

Name	Fees Earned or Paid in Cash(1)	Stock Awards(2)	All Other Compensation(3)	Total
Henry Cole(4)	$65,810	$40,000	$9,022	$114,832
Matthew L. Cypher, Ph. D(5)	$55,839	$40,000	$9,022	$104,861
Ronald Marston(6)	$56,526	$40,000	$9,022	$105,548
Dr. Roscoe Moore(7)	$46,473	$40,000	$5,455	$91,928
Zhang Jingguo	$—	$—	$—	$—
Zhang Huiqi(8)	$—	$—	$24,000	$24,000
Lori Wittman(9)	$59,664	$40,000	$4,266	$103,930
Paula Crowley(10)	$52,542	$40,000	$4,220	$96,762

(1)	Represents the annual retainer fees.

(2)	The number of LTIP Units comprising each LTIP award was based on a price of $10.80 per unit, which was the 10-day volume weighted average price of the Company’s common stock as of May 29, 2019, the date of grant. The stock award values disclosed in this director compensation table are based on market values of the Company’s common stock at the time of grant, which differ from the values calculated in accordance with GAAP as reported in the Company’s audited historical financial statements included in the Original Filing. See Note 7 — 2016 Equity Incentive Plan in the Original Filing.

(3)	Represents distributions declared or paid on vested and unvested LTIP Units.

(4)	As of December 31, 2019, Mr. Cole had 3,705 unvested LTIP Units.

(5)	As of December 31, 2019, Mr. Cypher had 3,705 unvested LTIP Units.

(6)	As of December 31, 2019, Mr. Marston had 3,705 unvested LTIP Units.

(7)	As of December 31, 2019, Dr. Moore had 3,705 unvested LTIP Units.

(8)	As of December 31, 2019, Ms. Zhang did not have any unvested LTIP Units.

(9)	As of December 31, 2019, Ms. Wittman had 3,705 unvested LTIP Units.

(10)	As of December 31, 2019, Ms. Crowley had 3,821 unvested LTIP Units.

In March 2020, our Board approved the following compensation for our independent directors for 2020 that will be effective as of June 24, 2020 (the date of the Annual Meeting):

•	an annual payment of $40,000, payable on the date of the Annual Meeting in LTIP Units;
•	an annual cash retainer of $40,000, payable in equal amounts each quarter;
•	an additional annual cash retainer of $15,000, $10,000, $7,000 and $15,000 for the chairperson of our audit committee, compensation committee, nominating and corporate governance committee and investment committee, respectively;
•	an additional annual cash retainer of $7,500, $5,000, $3,500 and $7,000 for each other member of our audit committee, compensation committee, nominating and corporate governance committee and investment committee, respectively; and
•	an additional $15,000 cash retainer to our lead independent director.

Our Board of Directors may revise our directors’ compensation in its discretion.

Item 12.	security ownership of certain beneficial owners and management and related stockholder matters

The table below describes the beneficial ownership of shares of our common stock as of April 20, 2020 for:

•	each person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of our common stock;

•	each director and each NEO; and

•	our directors and NEOs as a group.

Except as noted in the footnotes, each person named in the following table directly owns our common stock and has sole voting and investment power. Unless otherwise indicated, the address of each named person is c/o Global Medical REIT Inc., 2 Bethesda Metro Center, Suite 440, Bethesda, Maryland 20814. No shares beneficially owned by any executive officer, director or director nominee have been pledged as security for a loan.

Name of Beneficial Owner	Number of Shares Beneficially Owned(1)		Percentage of Shares(2)
5% Beneficial Owners
The Vanguard Group	4,290,304	(3)	9.5%
Zensun Enterprises Ltd.	3,715,611	(4)	8.3%
BlackRock, Inc.	2,602,565	(5)	5.8%

Executive Officers and Directors
Jeffrey Busch	220,687	(6)	*
Robert Kiernan	49,443	(7)	*
Alfonzo Leon	86,123	(8)	*
Allen Webb	67,262	(9)	*
Jamie Barber	43,016	(10)	*
Zhang Jingguo	3,715,611	(11)	8.3%
Zhang Huiqi	3,745,611	(12)	8.3%
Henry Cole	19,575	(13)	*
Ronald Marston	18,960	(14)	*
Matthew L. Cypher, Ph. D	13,130	(15)	*
Dr. Roscoe Moore	7,185	(16)	*
Lori Wittman	7,185	(17)	*
Paula Crowley	7,185	(18)	*
All executive officers and directors as a group (13 people)	4,346,601		9.7%

(1)	Includes the total number of shares of common stock issuable upon redemption of partnership units and LTIP Units in Global Medical REIT L.P., the Operating Partnership. Subject to certain restrictions, LTIP Units are convertible into an equivalent number of OP Units. OP Units are redeemable by the holder for cash or, at the Company’s option, an equivalent number of shares of common stock.

(2)	The total number of shares of common stock outstanding used in calculating the percentage ownership of each person assumes that the LTIP Units held by such person, directly or indirectly, are redeemed for shares of common stock and none of the LTIP Units held by other persons are redeemed for shares of common stock, notwithstanding that not all of the LTIP Units have vested to date.

(3)	Based on a Schedule 13G/A filed by The Vanguard Group (“Vanguard”) with the SEC on February 28, 2020. These securities are owned by Vanguard directly or through wholly owned subsidiaries of Vanguard. Vanguard has sole voting power with respect to 34,230 shares of common stock and sole dispositive power with respect to 4,199,329 shares of common stock. Vanguard lists its address as 100 Vanguard Blvd., Malvern, Pennsylvania 19355.

(4)	Huang Yanping, spouse of Zhang Jingguo, is the sole settlor, protector and one of the beneficiaries of the Superior Glory Enterprises Trust (Zhang Huiqi is the other beneficiary), which, through a number of wholly-owned subsidiaries, is the sole parent of Joy Town, Inc. Joy Town, Inc. is the controlling stockholder of Zensun Enterprises Ltd. Huang Yanping and Zhang Huiqi have shared voting and dispositive control over securities held by Zensun Enterprises Ltd. The information reported in the table above is based on a Schedule 13D filed with the SEC on January 10, 2019 by Huang Yanping. The principal address of Huang Yanping is East No. 38, Floor 3, East Unit 5, Building 2, East Yard No. 9 Jinshui District, Zhengzhou, Henan Province, China. Zensun Enterprises Ltd. is the 85% owner of the Advisor.

(5)	Based on a Schedule 13G filed by BlackRock, Inc. (“BlackRock”) with the SEC on February 7, 2020. These securities are owned by BlackRock directly or through wholly owned subsidiaries of BlackRock. BlackRock has sole voting power with respect to 2,548,452 shares of common stock and sole dispositive power with respect to 2,602,565 shares of common stock. BlackRock lists its address as 55 East 52nd Street, New York, New York 10055.

(6)	Includes 28,740 shares of common stock and 191,947 vested (and that are due to vest within 60 days from April 20, 2020) LTIP Units convertible into shares of common stock on a one-for-one basis subject to certain conditions.

(7)	Includes 49,443 vested (and that are due to vest within 60 days from April 20, 2020) LTIP Units convertible into shares of common stock on a one-for-one basis subject to certain conditions.

(8)	Includes 86,123 vested (and that are due to vest within 60 days from April 20, 2020) LTIP Units convertible into shares of common stock on a one-for-one basis subject to certain conditions.

(9)	Includes 67,262 vested (and that are due to vest within 60 days from April 20, 2020) LTIP Units convertible into shares of common stock on a one-for-one basis subject to certain conditions.

(10)	Includes 43,016 vested (and that are due to vest within 60 days from April 20, 2020) LTIP Units convertible into shares of common stock on a one-for-one basis subject to certain conditions.

(11)	The amount beneficially owned by Mr. Zhang consists of 3,715,611 shares owned by Zensun Enterprises Ltd. as of April 20, 2020. Huang Yanping, spouse of Mr. Zhang, is the sole settlor, protector and one of the beneficiaries of the Superior Glory Enterprises Trust (Zhang Huiqi is the other beneficiary), which, through a number of wholly-owned subsidiaries, is the sole parent of Joy Town, Inc. Joy Town, Inc. is the controlling stockholder of Zensun Enterprises Ltd. Huang Yanping has sole voting and dispositive control over securities held by Zensun Enterprises Ltd. The information reported in the table above is based on a Schedule 13D filed with the SEC on January 10, 2019 by Huang Yangping. The principal address of Huang Yanping is East No. 38, Floor 3, East Unit 5, Building 2, East Yard No. 9 Jinshui District, Zhengzhou, Henan Province, China. Zensun Enterprises Ltd. is the 85% owner of the Advisor.

(12)	The amount beneficially owned by Ms. Zhang consists of 3,715,611 shares owned by ZH USA, LLC as of April 20, 2020. Ms. Zhang is one of the beneficiaries of the Superior Glory Enterprises Trust, which, through a number of wholly owned subsidiaries, is the sole parent of Joy Town, Inc. Joy Town, Inc. is the controlling stockholder of Zensun Enterprises Ltd. Huang Yanping has sole voting and dispositive control over securities held by Zensun Enterprises Ltd. The information reported in the table above is based on a Schedule 13D filed with the SEC on January 10, 2019 by Huang Yangping. Also includes 30,000 vested (and that are due to vest within 60 days from April 20, 2020) LTIP Units convertible into shares of common stock on a one-for-one basis subject to certain conditions. The principal address of Huang Yanping is East No. 38, Floor 3, East Unit 5, Building 2, East Yard No. 9 Jinshui District, Zhengzhou, Henan Province, China.

(13)	Includes 6,445 shares of common stock and 13,130 vested (and that are due to vest within 60 days from April 20, 2020) LTIP Units convertible into shares of common stock on a one-for-one basis subject to certain conditions.

(14)	Includes 5,830 shares of common stock and 13,130 vested (and that are due to vest within 60 days from April 20, 2020) LTIP Units convertible into shares of common stock on a one-for-one basis subject to certain conditions.

(15)	Includes 13,130 vested (and that are due to vest within 60 days from April 20, 2020) LTIP Units convertible into shares of common stock on a one-for-one basis subject to certain conditions.

(16)	Includes 7,185 vested (and that are due to vest within 60 days from April 20, 2020) LTIP Units convertible into shares of common stock on a one-for-one basis subject to certain conditions.

(17)	Includes 7,185 LTIP Units that are due to vest within 60 days from April 20, 2020 and are convertible into shares of common stock on a one-for-one basis subject to certain conditions.

(18)	Includes 7,185 LTIP Units that are due to vest within 60 days from April 20, 2020 and are convertible into shares of common stock on a one-for-one basis subject to certain conditions.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2019 with respect to compensation plans under which our equity securities are authorized for issuance. We have no such plans that were not approved by security holders.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of our outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,576,530	(1)(2)	N/A	655,867	(2)

(1)	Represents outstanding earned and unearned LTIP Units, which are a separate non-voting class of limited partnership interests structured as profits interests. The LTIP Units, subject to certain forfeiture provisions, may be redeemed into either, at the election of the Company, (i) shares of our common stock on a one-for-one basis or (ii) cash.

(2)	Amounts include performance-based LTIP Units assuming the maximum payout amounts. If all outstanding performance-based LTIP Units are paid out at target amounts, column (a) in the table above would equal 1,223,160 and column (c) in the table above would equal 1,009,237. In the event that an award expires, or is forfeited, canceled or otherwise terminates without the issuance of shares of common stock, such shares subject to such award will again be available for subsequent awards, except as prohibited by law. In addition, shares of our common stock that we withhold in satisfaction of the holder’s obligation to remit an exercise price or withholding taxes will be available for future awards.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, and director independence

General

Each of our directors, director nominees and executive officers is required to complete an annual disclosure questionnaire and report all transactions with us in which they and their immediate family members had or will have a direct or indirect material interest with respect to us. The Nominating and Corporate Governance Committee generally reviews any past or proposed transactions between our Company and related persons (as such term is defined in Item 404 of Regulation S-K). If we believe a transaction is significant to us and raises particular conflict of interest issues, the Audit Committee will discuss the matter with legal or other appropriate counsel to evaluate and approve the transaction.

Management Agreement

Zensun Enterprises Ltd. (formerly ZH International Holdings, Ltd). is the 85% owner of our Advisor. Mr. Zhang is the Chairman, Chief Executive Officer and Executive Director of Zensun Enterprises Ltd. Our Chief Executive Officer, President and Chairman, Mr. Jeffrey Busch, owns the remaining 15% of our Advisor. Certain material terms of the Management Agreement are summarized below:

Term and Termination

The term of the Management Agreement will expire on July 1, 2020 and will automatically renew for an unlimited number of successive one-year periods thereafter, unless the agreement is not renewed or is terminated in accordance with its terms. If the Company’s Board of Directors decides to terminate or not renew the Management Agreement, the Company will generally be required to pay the Advisor a termination fee equal to three times the sum of the average annual base management fee and the average annual incentive fee with respect to the previous eight fiscal quarters ending on the last day of the fiscal quarter prior to termination. Subsequent to the initial term, the Company may terminate the Management Agreement only under certain circumstances.

Base Management Fee

The Company pays its Advisor a base management fee in an amount equal to 1.5% of its stockholders’ equity per annum, calculated quarterly for the most recently completed fiscal quarter and payable in quarterly installments in arrears.

For purposes of calculating the base management fee, the Company’s stockholders’ equity means: (a) the sum of  (1) the Company stockholders’ equity as of March 31, 2016, (2) the aggregate amount of the conversion price (including interest) for the conversion of the Company’s outstanding convertible debentures into common stock and OP units upon completion of the IPO, and (3) the net proceeds from (or equity value assigned to) all issuances of equity and equity equivalent securities (including common stock, common stock equivalents, preferred stock, LTIP Units and OP units issued by the Company or the Operating Partnership) in the IPO, or in any subsequent offering (allocated on a pro rata daily basis for such issuances during the fiscal quarter of any such issuance), less (b) any amount that the Company pays to repurchase shares of its common stock or equity securities of the operating partnership. Stockholders’ equity also excludes (1) any unrealized gains and losses and other non-cash items (including depreciation and amortization) that have impacted stockholders’ equity as reported in the Company’s financial statements prepared in accordance with GAAP, and (2) one-time events pursuant to changes in GAAP, and certain non-cash items not otherwise described above, in each case after discussions between the Advisor and its independent directors and approval by a majority of the Company’s independent directors. As a result, the Company’s stockholders’ equity, for purposes of calculating the base management fee, could be greater or less than the amount of stockholders’ equity shown on its financial statements.

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

Incentive Fee

The Company will pay its Advisor an incentive fee with respect to each calendar quarter (or part thereof that the Management Agreement is in effect) in arrears. The incentive fee will be an amount, not less than zero, equal to the difference between (1) the product of  (x) 20% and (y) the difference between (i) the Company’s AFFO (as defined below) for the previous 12-month period, and (ii) the product of (A) the weighted average of the issue price of equity securities issued in the IPO and in future offerings and transactions, multiplied by the weighted average number of all shares of common stock outstanding on a fully-diluted basis (including any restricted stock units, any restricted shares of common stock, OP units, LTIP Units, and shares of common stock underlying awards granted under the 2016 Equity Incentive Plan or any future plan in the previous 12-month period, and (B) 8%, and (2) the sum of any incentive fee paid to the Advisor with respect to the first three calendar quarters of such previous 12-month period; provided, however, that no incentive fee is payable with respect to any calendar quarter unless AFFO is greater than zero for the four most recently completed calendar quarters.

AFFO is calculated by adjusting the Company’s funds from operations, or FFO, by adding back acquisition and disposition costs, stock-based compensation expenses, amortization of deferred financing costs and any other non-recurring or non-cash expenses, which are costs that do not relate to the operating performance of the Company’s properties, and subtracting loss on extinguishment of debt, straight-line rent adjustment, recurring tenant improvements, recurring leasing commissions and recurring capital expenditures.

Rights to Designate Board Nominees

During the term of the Management Agreement, our Advisor will have the right to nominate three members on our Board to be duly elected by our stockholders at each annual meeting of stockholders. If at any time ZH International and its affiliates own less than 10% of our outstanding common stock, on a fully diluted basis, our Advisor will have the right to nominate two members on our Board to be duly elected by our stockholders at each subsequent annual meeting of our stockholders during the term of the Management Agreement.

Management Fee Expense Incurred and Accrued Management Fees

For years ended December 31, 2019 and 2018, management fees of approximately $6,266,000 and $4,422,000, respectively were incurred and expensed by the Company and during those years the Company paid management fees to the Advisor in the amount of approximately $5,682,000 and $4,343,000, respectively. As of December 31, 2019 and 2018, accrued management fees of approximately $1,727,000 and $1,143,000, respectively, were due to the Advisor.

Zensun Enterprises Ltd.’s interest in our management fees incurred during 2019 and 2018 equaled $5,326,100 and $3,758,700, respectively. Mr. Busch’s interest in our management fees incurred during 2019 and 2018 equaled $939,900 and $663,300, respectively.

Allocated General and Administrative Expenses

In the future, the Company may receive an allocation of general and administrative expenses from the Advisor that are either clearly applicable to or were reasonably allocated to the operations of the properties. For the years-ended December 31, 2018 and December 31, 2017, the Company reimbursed the Advisor $44,355 and $80,645, respectively, for a portion of our General Counsel and Secretary’s salary for 2018 and 2017, as discussed below. The Company did not reimburse the Advisor for any of our General Counsel and Secretary’s salary in 2019.

Agreement Regarding Reimbursement of Certain Expenses

On May 8, 2017, the Company and its Advisor entered into an agreement pursuant to which the Company agreed, for a period of one year, to reimburse the Advisor for $125,000 of the annual salary of the Company’s General Counsel and Secretary. The term of the agreement expired on May 8, 2018 and the agreement was not renewed.

Approval of Transactions with Related Persons

The Board of Directors has adopted a related persons transactions policy, to be followed in connection with all related person transactions involving the Company. Prior to entering into a related party transaction, the Audit Committee reviews the material facts of the transaction and either approves or disapproves of the entry into the transaction, subject to certain exceptions described in the policy. If advance Audit Committee approval is not feasible, then the transaction is considered and ratified (if the Audit Committee determines it to be appropriate) at the Audit Committee’s next regularly scheduled meeting. In determining whether to approve or ratify a transaction, the Audit Committee will take into account, among other factors it deems appropriate, (1) whether the transaction is on terms no less favorable than terms generally available to an unaffiliated third-party under the same or similar circumstances, (2) the extent of the related person’s interest in the transaction and (3) whether the transaction is material to the Company.

Additionally, under our Code of Business Conduct and Ethics, related party transactions are subject to appropriate review and oversight by the Board’s Audit Committee.

Under our Nominating and Corporate Governance Committee charter, the Nominating and Corporate Governance Committee is responsible for reviewing and approving in advance any related party transactions, other than related party transactions which have been preapproved pursuant to preapproval guidelines or rules established by the Nominating and Corporate Governance Committee or the Board.

Director Independence and CORPORATE GOVERNANCE

Name	Age	Position

Jeffrey Busch	60	Chairman of the Board, Chief Executive Officer and President

Henry Cole†	75	Director

Matthew L. Cypher, Ph.D.†	43	Director

Zhang Jingguo	56	Director

Ronald Marston†	77	Director

Dr. Roscoe Moore†	75	Director

Zhang Huiqi	30	Director

Lori Wittman†	61	Director

Paula Crowley†	65	Director

† This individual is independent in accordance with the listing standards of the New York Stock Exchange (“NYSE”).

Committees of the Board of Directors

The Board of Directors has established an Audit Committee, a Nominating and Corporate Governance Committee and a Compensation Committee. A current copy of each committee’s charter is available on our website at www.globalmedicalreit.com.

Audit Committee.   Our Audit Committee currently consists of four of our independent directors, Ms. Wittman, Ms. Crowley and Messrs. Marston and Cole. Ms. Wittman has been appointed to serve as the chair of the Audit Committee. Each of these members has been determined to be “independent” within the meaning of the applicable standards of the NYSE and Rule 10A-3 of the Securities Exchange Act of 1934, as amended. In addition, each of these members meets the financial literacy requirements for audit committee membership under applicable standards of the NYSE and the rules and regulations of the SEC. Our Board has determined that Ms. Wittman is an “audit committee financial expert” as such term is defined in Item 407(d)(5)(ii) and (iii) of Regulation S-K. No member of the Audit Committee serves on the audit committee of more than three public companies.

Nominating and Corporate Governance Committee.   Our Nominating and Corporate Governance Committee currently consists of three of our independent directors, Messrs. Marston, Moore and Cypher. Mr. Marston has been appointed to serve as the chair of the Nominating and Corporate Governance Committee. Our Board has determined that each member of the Nominating and Corporate Governance Committee is “independent” within the meaning of the applicable standards of the NYSE.

Compensation Committee.   Our Compensation Committee currently consists of three of our independent directors, Mr. Cole, Ms. Wittman and Dr. Moore. Mr. Cole has been appointed to serve as the chair of the Compensation Committee. Our Board has determined that each member of the Compensation Committee is “independent” within the meaning of the applicable standards of the NYSE. Each member of the Compensation Committee qualifies as an “outside director” as such term is defined under Section 162(m) of the Internal Revenue Code and as a “non-employee director” for purposes of Rule 16b-3 of the Exchange Act.

Item 14.	principal accountING fees and services

Fees Paid to Our Independent Registered Public Accounting Firm

Our independent registered public accounting firm from the beginning of fiscal year 2017 through the date of filing of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 was MaloneBailey, LLP (“MaloneBailey”). The following is a summary of the fees incurred by the Company with MaloneBailey for professional services rendered for the years ended December 31, 2019 and 2018.

	Year Ended December 31, 2019	Year Ended December 31, 2018
MaloneBailey:
Audit Fees	$86,378	$514,253
Audit-Related Fees	—	17,500
Tax Fees	—	—
All Other Fees	—	—
Total	$86,378	$531,753

Our independent registered public accounting firm beginning with our second fiscal quarter ended June 30, 2019 was Deloitte. We incurred no fees for professional services rendered to us by Deloitte for the year ended December 31, 2018. The following is a summary of the fees incurred by the Company with Deloitte for professional services rendered for the year ended December 31, 2019.

Year Ended December 31, 2019
Deloitte:
Audit Fees	$483,341
Audit-Related Fees	50,000
Tax Fees	—
All Other Fees	—
Total	$533,341

Audit Fees

“Audit Fees” consist of fees and expenses billed for professional services rendered for the audit of the consolidated financial statements, review of the interim consolidated financial statements, review of registration statements and the preparation of comfort letters and services that are normally provided by accountants in connection with statutory and regulatory filings or engagements. For the year ended December 31, 2019, these fees also include an audit of management’s assessment of internal controls.

Audit-Related Fees

“Audit-Related Fees” consist of fees and expenses for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements that are not “Audit Fees.”

Tax Fees

“Tax Fees” consist of fees and related expenses billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal and state tax compliance, tax planning and structuring and research and assistance.

All Other Fees

“All Other Fees” consist of fees and expenses for products and services that are not “Audit Fees,” “Audit-Related Fees” or “Tax Fees.”

Pre-Approval Policy

All audit, tax and other services provided to us are reviewed and pre-approved by the Audit Committee. All fees paid to Deloitte in 2019 and MaloneBailey in 2019 and 2018 described above were approved by the Audit Committee.

PART IV

Item 15.	exhibits, financial statement schedules

(a)	The following documents are filed as part of this report.

Exhibits:

Exhibits are incorporated herein by reference or are filed with this report as indicated below (numbered in accordance with Item 601 of Regulation S-K):

Exhibit Number	Description

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL MEDICAL REIT INC.

Date: April 27, 2020	By:	/s/ Jeffrey Busch
Jeffrey Busch
Chief Executive Officer

