Form 10-Q
period 2020-03-31
Global Medical REIT Inc.
filed 2020-05-08
CIK 1533615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

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

The number of shares of the registrant’s common stock outstanding at May 1, 2020 was 45,012,749.

TABLE OF CONTENTS

PART I   FINANCIAL INFORMATION

GLOBAL MEDICAL REIT INC.

Condensed Consolidated Balance Sheets

(unaudited and in thousands, except par values)

	As of
	March 31, 2020	December 31, 2019
Assets
Investment in real estate:
Land	$101,715	$95,381
Building	745,649	693,533
Site improvements	11,303	9,912
Tenant improvements	37,044	33,909
Acquired lease intangible assets	78,977	72,794
	974,688	905,529
Less: accumulated depreciation and amortization	(64,635)	(56,503)
Investment in real estate, net	910,053	849,026
Cash and cash equivalents	11,340	2,765
Restricted cash	5,536	4,420
Tenant receivables	5,708	4,957
Due from related parties	70	50
Escrow deposits	3,589	3,417
Deferred assets	16,141	14,512
Derivative asset	-	2,194
Other assets	3,731	3,593
Total assets	$956,168	$884,934
Liabilities and Equity
Liabilities:
Credit Facility, net of unamortized debt issuance costs of $3,607 and $3,832 at March 31, 2020 and December 31, 2019, respectively	$425,843	$347,518
Notes payable, net of unamortized debt issuance costs of $634 and $667 at March 31, 2020 and December 31, 2019, respectively	38,648	38,650
Accounts payable and accrued expenses	7,144	5,069
Dividends payable	10,949	11,091
Security deposits and other	6,546	6,351
Due to related party	1,948	1,648
Derivative liability	20,461	8,685
Other liability	2,414	2,405
Acquired lease intangible liability, net	3,425	3,164
Total liabilities	517,378	424,581
Commitments and Contingencies
Equity:
Preferred stock, $0.001 par value, 10,000 shares authorized; 3,105 issued and outstanding at March 31, 2020 and December 31, 2019, respectively (liquidation preference of $77,625 at March 31, 2020 and December 31, 2019, respectively)	74,959	74,959
Common stock, $0.001 par value, 500,000 shares authorized; 44,278 shares and 43,806 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	44	44
Additional paid-in capital	440,220	433,330
Accumulated deficit	(78,990)	(71,389)
Accumulated other comprehensive loss	(20,632)	(6,674)
Total Global Medical REIT Inc. stockholders' equity	415,601	430,270
Noncontrolling interest	23,189	30,083
Total equity	438,790	460,353
Total liabilities and equity	$956,168	$884,934

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL MEDICAL REIT INC.

Condensed Consolidated Statements of Operations

(unaudited and in thousands, except per share amounts)

	Three Months Ended March 31,
	2020	2019

Revenue
Rental revenue	$21,533	$15,141
Other income	116	59
Total revenue	21,649	15,200

Expenses
General and administrative	1,839	1,606
Operating expenses	2,303	1,323
Management fees – related party	2,002	1,334
Depreciation expense	5,836	3,867
Amortization expense	1,921	1,002
Interest expense	4,378	4,025
Management internalization expense	504	-
Preacquisition fees	49	-
Total expenses	18,832	13,157

Net income	$2,817	$2,043
Less: Preferred stock dividends	(1,455)	(1,455)
Less: Net income attributable to noncontrolling interest	(107)	(60)
Net income attributable to common stockholders	$1,255	$528

Net income attributable to common stockholders per share – basic and diluted	$0.03	$0.02

Weighted average shares outstanding – basic and diluted	44,182	27,380

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL MEDICAL REIT INC.

Condensed Consolidated Statements of Comprehensive (Loss) Income

(unaudited and in thousands)

	Three Months Ended March 31,
	2020	2019

Net income	$2,817	$2,043
Other comprehensive loss:
Decrease in fair value of interest rate swap agreements	(13,958)	(2,022)
Total other comprehensive loss	(13,958)	(2,022)
Comprehensive (loss) income	(11,141)	21
Less: Preferred stock dividends	(1,455)	(1,455)
Less: Comprehensive loss attributable to noncontrolling interest	986	142
Comprehensive loss attributable to common stockholders	$(11,610)	$(1,292)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL MEDICAL REIT INC.

Condensed Consolidated Statements of Equity

(unaudited and in thousands)

For the three months ended March 31, 2020:

	Common Stock		Preferred Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Global Medical REIT Inc. Stockholders’	Non- controlling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity	Interest	Equity
Balances, December 31, 2019	43,806	$44	3,105	$74,959	$433,330	$(71,389)	$(6,674)	$430,270	$30,083	$460,353
Net income	-	-	-	-	-	2,710	-	2,710	107	2,817
LTIP Units and OP Units redeemed for common stock	472	-	-	-	6,890	-	-	6,890	(6,890)	-
Change in fair value of interest rate swap agreements	-	-	-	-	-	-	(13,958)	(13,958)	-	(13,958)
Stock-based compensation expense	-	-	-	-	-	-	-	-	922	922
Dividends to common stockholders ($0.20 per share)	-	-	-	-	-	(8,856)	-	(8,856)	-	(8,856)
Dividends to preferred stockholders ($0.46875 per share)	-	-	-	-	-	(1,455)	-	(1,455)	-	(1,455)
Dividends to noncontrolling interest	-	-	-	-	-	-	-	-	(1,033)	(1,033)
Balances, March 31, 2020	44,278	$44	3,105	$74,959	$440,220	$(78,990)	$(20,632)	$415,601	$23,189	$438,790

For the three months ended March 31, 2019:

	Common Stock		Preferred Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Global Medical REIT Inc. Stockholders’	Non- controlling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity	Interest	Equity
Balances, December 31, 2018	25,944	$26	3,105	$74,959	$243,038	$(45,007)	$(3,721)	$269,295	$30,455	$299,750
Net income	-	-	-	-	-	1,983	-	1,983	60	2,043
Issuance of shares of common stock, net	8,554	9	-	-	78,745	-	-	78,754	-	78,754
LTIP Units and OP Units redeemed for common stock	57	-	-	-	576	-	-	576	(576)	-
Change in fair value of interest rate swap agreements	-	-	-	-	-	-	(2,022)	(2,022)	-	(2,022)
Stock-based compensation expense	-	-	-	-	-	-	-	-	771	771
Dividends to common stockholders ($0.20 per share)	-	-	-	-	-	(6,911)	-	(6,911)	-	(6,911)
Dividends to preferred stockholders ($0.46875 per share)	-	-	-	-	-	(1,455)	-	(1,455)	-	(1,455)
Dividends to noncontrolling interest	-	-	-	-	-	-	-	-	(874)	(874)
OP Units issued to third parties	-	-	-	-	-	-	-	-	506	506
Balances, March 31, 2019	34,555	$35	3,105	$74,959	$322,359	$(51,390)	$(5,743)	$340,220	$30,342	$370,562

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL MEDICAL REIT INC.

Condensed Consolidated Statements of Cash Flows

(unaudited and in thousands)

	Three Months Ended March 31,
	2020	2019
Operating activities
Net income	$2,817	$2,043
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	5,836	3,867
Amortization of acquired lease intangible assets	1,921	1,002
Amortization of above market leases, net	247	219
Amortization of debt issuance costs and other	315	313
Stock-based compensation expense	922	771
Capitalized preacquisition costs charged to expense	7	-
Other	26	33
Changes in operating assets and liabilities:
Tenant receivables	(751)	(654)
Deferred assets	(1,629)	(1,006)
Other assets	28	32
Accounts payable and accrued expenses	2,051	(634)
Security deposits and other	195	(30)
Accrued management fees due to related party	275	192
Net cash provided by operating activities	12,260	6,148

Investing activities
Purchase of land, buildings, and other tangible and intangible assets and liabilities	(68,457)	(20,841)
Escrow deposits for purchase of properties	(100)	(1,472)
Loan repayments received from (made to) related party	5	(122)
Capital expenditures on existing real estate investments	(211)	(9)
Preacquisition costs	-	(211)
Net cash used in investing activities	(68,763)	(22,655)

Financing activities
Net proceeds received from common equity offerings	-	78,944
Payment of accrued common stock offering costs	(269)	-
Escrow deposits required by third party lenders	(72)	(72)
Repayment of note payable	(35)	(35)
Proceeds from Credit Facility	81,700	6,200
Repayment of Credit Facility	(3,600)	(62,800)
Payments of debt issuance costs	(44)	(29)
Dividends paid to common stockholders, and OP Unit and LTIP Unit holders	(10,031)	(5,781)
Dividends paid to preferred stockholders	(1,455)	(1,455)
Net cash provided by financing activities	66,194	14,972
Net increase (decrease) in cash and cash equivalents and restricted cash	9,691	(1,535)
Cash and cash equivalents and restricted cash—beginning of period	7,185	4,843
Cash and cash equivalents and restricted cash—end of period	$16,876	$3,308

Supplemental cash flow information:
Cash payments for interest	$3,823	$3,714

Noncash financing and investing activities:
Accrued dividend payable	$10,949	$8,985
Initial recognition of lease liability related to right of use asset	$-	$2,346
OP Units issued for property acquisition	$-	$506
Interest rate swap agreements fair value change recognized in other comprehensive loss	$13,958	$2,022
Accrued common stock offering costs	$-	$190
LTIP Units and OP Units redeemed for common stock	$6,890	$576

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL MEDICAL REIT INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

(in thousands, except per share amounts or as otherwise indicated)

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

The Company holds its facilities and conducts its operations through a Delaware limited partnership subsidiary named Global Medical REIT L.P. (the “Operating Partnership”). The Company serves as the sole general partner of the Operating Partnership through a wholly-owned subsidiary of the Company named Global Medical REIT GP LLC, a Delaware limited liability company. As of March 31, 2020, the Company was the 92.15% limited partner of the Operating Partnership, with an aggregate of 7.85% of the Operating Partnership owned by holders of long-term incentive plan units (“LTIP Units”) and third-party limited partners who contributed properties or services to the Operating Partnership in exchange for common limited partnership units (“OP Units”).

Note 2 – Summary of Significant Accounting Policies

Basis of presentation

The accompanying condensed consolidated financial statements are unaudited and include the accounts of the Company, including the Operating Partnership and its wholly owned subsidiaries. The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures required for annual consolidated financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the accompanying condensed consolidated financial statements do not include all the information and footnotes required by GAAP for complete consolidated financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2019. In the opinion of management, all adjustments of a normal and recurring nature necessary for a fair presentation of the condensed consolidated financial statements for the interim periods have been made.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company, including the Operating Partnership and its wholly owned subsidiaries. The Company presents the portion of any equity it does not own but controls (and thus consolidates) as noncontrolling interest. Noncontrolling interest in the Company includes the LTIP Units that have been granted to directors, officers and affiliates of the Company and the OP Units held by third parties. Refer to Note 5 – “Equity” and Note 7 – “Stock-Based Compensation” for additional information regarding the OP Units and LTIP Units.

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

For asset acquisitions that are “owner occupied” (meaning that the seller either is the tenant or controls the tenant), the purchase price, including capitalized acquisition costs, will be allocated to land and building based on their relative fair values with no value allocated to intangible assets or liabilities. For asset acquisitions where there is a lease in place but not “owner occupied,” the Company will allocate the purchase price to tangible assets and any intangible assets acquired or liabilities assumed based on their relative fair values. Fair value is determined based upon the guidance of ASC Topic 820, “Fair Value Measurements and Disclosures,” and generally are determined using Level 2 inputs, such as rent comparables, sales comparables, and broker indications. Although Level 3 Inputs are utilized, they are minor in comparison to the Level 2 data used for the primary assumptions. The determination of fair value involves the use of significant judgment and estimates. We make estimates to determine the fair value of the tangible and intangible assets acquired and liabilities assumed using information obtained from multiple sources, including preacquisition due diligence, and we routinely utilize the assistance of a third-party appraiser.

Revenue Recognition

The Company’s operations primarily consist of rental revenue earned from tenants under leasing arrangements which provide for minimum rent and escalations. The leases have been accounted for as operating leases. For operating leases with contingent rental escalators, revenue is recorded based on the contractual cash rental payments due during the period. Revenue from leases with fixed annual rental escalators are recognized on a straight-line basis over the initial lease term, subject to a collectability assessment, with the difference between the contractual rental receipts and the straight-line amounts recorded as a “deferred rent receivable.” Additionally, the Company recognizes “expense recoveries” revenue, which represents revenue recognized related to tenant reimbursement of real estate taxes, insurance, and certain other operating expenses. The Company recognizes these reimbursements and related expenses on a gross basis in its Condensed Consolidated Statements of Operations, i.e., the Company recognizes an equivalent increase in revenue (“expense recoveries”) and expense (“operating expenses”).

Cash and Cash Equivalents and Restricted Cash

The Company considers all demand deposits, cashier’s checks, money market accounts, and certificates of deposit with a maturity of three months or less to be cash equivalents. Amounts included in restricted cash represent (1) certain security deposits received from tenants at the inception of their leases; (2) cash required to be held by a third-party lender as a reserve for debt service; and (3) funds held by the Company that were received from certain tenants that the Company collected to pay specific tenant expenses, such as real estate taxes and insurance, on the tenant’s behalf (“tenant reimbursements”). The following table provides a reconciliation of the Company’s cash and cash equivalents and restricted cash that sums to the total of those amounts at the end of the periods presented on the Company’s accompanying Condensed Consolidated Statements of Cash Flows:

	As of March 31,
	2020	2019
Cash and cash equivalents	$11,340	$1,844
Restricted cash	5,536	1,464
Total cash and cash equivalents and restricted cash	$16,876	$3,308

Tenant Receivables

The tenant receivable balance as of March 31, 2020 and December 31, 2019 was $5,708 and $4,957, respectively. The balance as of March 31, 2020 consisted of $1,375 in funds owed from the Company’s tenants for rent that the Company had earned but had not yet received, $1,231 of loans that were made to two of the Company’s tenants, $2,423 of tenant reimbursements, as well as $679 in miscellaneous receivables. The balance as of December 31, 2019 consisted of $1,428 in funds owed from the Company’s tenants for rent that the Company had earned but had not yet received, $1,062 of loans that were made to two of the Company’s tenants, $2,342 of tenant reimbursements, as well as $125 in miscellaneous receivables.

The Company adopted the provisions of ASU 2016-13, “Financial Instruments - Credit Losses” (“ASU 2016-03”) effective January 1, 2020. Receivables arising from operating leases are not within the scope of Subtopic 326-20. Instead, impairment of these receivables should be accounted for in accordance with ASC Topic 842 “Leases” (“ASC Topic 842”). The adoption of ASU 2016-03 did not have a material impact on the Company’s condensed consolidated financial statements or related disclosures.

The Company assesses the likelihood of losses resulting from tenant defaults, or the inability of tenants to make contractual rent and tenant recovery payments at each reporting date. The Company also monitors the liquidity and creditworthiness of its tenants and operators on a continuous basis. Based on its consideration of these factors, the Company concluded that collection of its receivables was probable as of March 31, 2020. If the likelihood of a tenant paying its lease payments is determined to no longer be probable all tenant receivables including deferred rent would need to be written off against revenue and any future revenue for that tenant would be recognized only upon receipt of cash. In addition, a portfolio level reserve may need to be established in the future on those leases that are probable of collection to ensure that the tenant lease receivables are not overstated.

Escrow Deposits

The escrow balance as of March 31, 2020 and December 31, 2019 was $3,589 and $3,417, respectively. Escrow deposits include funds held in escrow to be used for the acquisition of properties in the future and for the payment of taxes, insurance, and other amounts as stipulated by the Company’s Cantor Loan, as hereinafter defined.

Deferred Assets

The deferred assets balance as of March 31, 2020 and December 31, 2019 was $16,141 and $14,512, respectively. The balance as of March 31, 2020 consisted of $16,069 in deferred rent receivables resulting from the recognition of revenue from leases with fixed annual rental escalations on a straight-line basis and $72 of other deferred costs. The balance as of December 31, 2019 consisted of $14,204 in deferred rent receivables resulting from the recognition of revenue from leases with fixed annual rental escalations on a straight-line basis and $308 of other deferred costs.

Other Assets

The other assets balance as of March 31, 2020 and December 31, 2019 was $3,731 and $3,593, respectively. The balance as of March 31, 2020 consisted of $3,060 for a right of use asset (refer to Note 8 – “Leases” for additional details), $404 in capitalized preacquisition costs, and $267 in a prepaid asset. The balance as of December 31, 2019 consisted of $3,077 for a right of use asset, $223 in capitalized preacquisition costs, and $293 in a prepaid asset.

Security Deposits and Other

The security deposits and other liability balance as of March 31, 2020 and December 31, 2019 was $6,546 and $6,351, respectively. The balance as of March 31, 2020 consisted of security deposits of $5,011 and a tenant impound liability of $1,535 related to amounts owed for specific tenant expenses, such as real estate taxes and insurance. The balance as of December 31, 2019 consisted of security deposits of $4,968 and a tenant impound liability of $1,383 related to amounts owed for specific tenant expenses, such as real estate taxes and insurance.

Derivative Instruments - Interest Rate Swaps

As of March 31, 2020 and December 31, 2019, the Company’s net liability balance related to interest rate swap derivative instruments that were designated as cash flow hedges of interest rate risk was $20,461 and $6,491, respectively. In accordance with the Company’s risk management strategy, the purpose of the interest rate swaps is to manage interest rate risk for certain of the Company’s variable-rate debt. The interest rate swaps involve the Company’s receipt of variable-rate amounts from three counterparties in exchange for the Company making fixed-rate payments over the life of the agreement. The Company accounts for derivative instruments in accordance with the provisions of ASC Topic 815, “Derivatives and Hedging.” Refer to Note 4 – “Credit Facility, Notes Payable and Derivative Instruments” for additional details.

Recent Accounting Pronouncements

Lease Modifications

Due to the business disruptions and challenges severely affecting the global economy caused by the COVID-19 pandemic, many lessors may be required to provide rent deferrals and other lease concessions to lessees. While the lease modification guidance in ASC Topic 842 (“ASC Topic 842”) addresses routine changes to lease terms resulting from negotiations between the lessee and the lessor, this guidance did not contemplate concessions being so rapidly executed to address the sudden liquidity constraints of some lessees arising from the COVID-19 pandemic. In April 2020, the Financial Accounting Standards Board (“FASB”) staff issued a question and answer document (the “Lease Modification Q&A”) focused on the application of lease accounting guidance to lease concessions provided as a result of the COVID-19 pandemic. Under existing lease guidance, the Company would have to determine, on a lease-by-lease basis, if a lease concession was the result of a new arrangement reached with the tenant (treated within the lease modification accounting framework) or if a lease concession was under the enforceable rights and obligations within the existing lease agreement (precluded from applying the lease modification accounting framework). The Lease Modification Q&A allows the Company, if certain criteria have been met, to bypass the lease-by-lease analysis, and instead elect to either apply the lease modification accounting framework or not, with such election applied consistently to leases with similar characteristics and similar circumstances. The Company has elected to apply such relief and will avail itself of the election to avoid performing a lease-by-lease analysis for the lease concessions that were (1) granted as relief due to the COVID-19 pandemic and (2) result in the cash flows remaining substantially the same or less. The Lease Modification Q&A has no material impact on the Company’s condensed consolidated financial statements as of and for the three months ended March 31, 2020. However, its future impact on the Company is dependent upon the extent of lease concessions granted to tenants as a result of the COVID-19 pandemic in future periods and the elections made by the Company at the time of entering such concessions.

Reference Rate Reform

During the three months ended March 31, 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-04, Reference Rate Reform (Topic 848) (“ASU 2020-04”). ASU 2020-04 contains practical expedients for reference rate-reform related activities that impact debt, leases, derivatives and other contracts. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. During the three months ended March 31, 2020, the Company has elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. The Company continues to evaluate the impact of the guidance and may apply other elections as applicable as additional changes in the market occur.

Note 3 – Property Portfolio

Summary of Properties Acquired During the Three Months Ended March 31, 2020

During the three months ended March 31, 2020 the Company completed four acquisitions. For each acquisition, substantially all of the fair value was concentrated in a single identifiable asset or group of similar identifiable assets and, therefore, each acquisition represents an asset acquisition. Accordingly, transaction costs for these acquisitions were capitalized.

A rollforward of the gross investment in land, building, improvements, and acquired lease intangible assets as of March 31, 2020 resulting from these acquisitions is as follows:

	Land	Building	Site Improvements	Tenant Improvements	Acquired Lease Intangible Assets	Gross Investment in Real Estate
Balances as of December 31, 2019	$95,381	$693,533	$9,912	$33,909	$72,794	$905,529
Facility Acquired – Date Acquired:
High Point – 2/13/20	1,749	20,367	440	869	1,656	25,081
Clinton – 2/27/20	664	6,551	342	1,578	2,484	11,619
West Allis – 3/4/20	974	7,687	137	98	461	9,357
Grand Rapids – 3/20/20	2,947	17,341	470	450	1,582	22,790
Capitalized costs(1)	-	170	2	140	-	312
Total Additions:	6,334	52,116	1,391	3,135	6,183	69,159
Balances as of March 31, 2020	$101,715	$745,649	$11,303	$37,044	$78,977	$974,688

(1)	Represents capital projects that were completed and placed in service during the three months ended March 31, 2020 related to the Company’s existing facilities.

Depreciation expense was $5,836 and $3,867 for the three months ended March 31, 2020 and 2019, respectively.

As of March 31, 2020, the Company had aggregate capital improvement commitments and obligations to improve, expand, and maintain the Company’s existing facilities of approximately $18 million. Many of these amounts are subject to contingencies that make it difficult to predict when they will be utilized, if at all. In accordance with the terms of the Company’s leases, capital improvement obligations in the next twelve months could total up to approximately $11 million.

The following is a summary of the acquisitions completed during the three months ended March 31, 2020.

High Point Facility

On February 13, 2020, the Company purchased a medical office building located in High Point, North Carolina (the “High Point Facility”) for a purchase price of approximately $25.1 million. Upon closing, the Company assumed the existing lease of the High Point Facility with Wake Forest Health Network, LLC, as tenant. The lease has approximately three years remaining in the current term, exclusive of a tenant renewal option. The following table presents the details of the tangible and intangible assets acquired and liabilities assumed:

Land and site improvements	$2,189
Building and tenant improvements	21,236
In-place leases	1,207
Leasing costs	449
Total purchase price	$25,081

Clinton Facility

On February 27, 2020, the Company purchased a medical office building located in Clinton, Iowa (the “Clinton Facility”) for a purchase price of approximately $11.6 million. Upon closing, the Company assumed the existing lease of the Clinton Facility with Mercy Medical Center – Clinton, Inc. d/b/a MercyOne Clinton Medical Center, as tenant. The lease has approximately four years remaining in the initial term, exclusive of a tenant renewal option. The following table presents the details of the tangible and intangible assets acquired and liabilities assumed:

Land and site improvements	$1,006
Building and tenant improvements	8,129
In-place leases	2,115
Leasing costs	369
Total purchase price	$11,619

West Allis Facility

On March 4, 2020, the Company purchased a medical office building located in West Allis, Wisconsin (the “West Allis Facility”) for a purchase price of approximately $9.1 million. Upon closing, the Company assumed the existing lease of the West Allis Facility with Columbia St. Mary’s Hospital Milwaukee, Inc., d/b/a Ascension Columbia St. Mary’s Hospital Milwaukee, as tenant. The lease has approximately four years remaining in the initial term, exclusive of renewal options. The following table presents the details of the tangible and intangible assets acquired and liabilities assumed:

Land and site improvements	$1,111
Building and tenant improvements	7,785
In-place leases	263
Leasing costs	198
Below-market lease intangibles	(264)
Total purchase price	$9,093

Grand Rapids Facilities

On March 20, 2020, the Company purchased a four-building medical office building portfolio located in the greater Grand Rapids, Michigan area (the “Grand Rapids Facilities”) for a total purchase price of approximately $22.7 million. Upon closing, the Company assumed 11 existing leases at the Grand Rapids Facilities (the “Grand Rapids Leases”). The Grand Rapids Leases have a weighted-average remaining term of five years, exclusive of tenant renewal options. The following table presents the details of the tangible and intangible assets acquired and liabilities assumed:

Land and site improvements	$3,417
Building and tenant improvements	17,791
In-place leases	761
Above-market lease intangibles	685
Leasing costs	136
Below-market lease intangibles	(125)
Total purchase price	$22,665

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

A rollforward of the gross investment in land, building, improvements, and acquired lease intangible assets as of December 31, 2019 resulting from these acquisitions is as follows:

	Land	Building	Site Improvements	Tenant Improvements	Acquired Lease Intangible Assets	Gross Investment in Real Estate
Balances as of December 31, 2018	$63,710	$518,451	$6,880	$15,357	$43,152	$647,550
Facility Acquired – Date Acquired:
Zachary – 2/28/19	-	3,336	103	409	835	4,683
Gilbert and Chandler – 3/19/19	4,616	11,643	-	-	-	16,259
Las Vegas – 4/15/19	2,479	15,277	244	2,205	2,297	22,502
Oklahoma Northwest – 4/15/19	2,364	19,501	143	3,044	3,155	28,207
Mishawaka – 4/15/19	1,924	10,084	74	1,798	2,223	16,103
Surprise – 4/15/19	1,738	18,737	228	4,119	3,860	28,682
San Marcos – 7/12/19	2,322	6,934	126	404	2,188	11,974
Lansing – 8/1/19	1,202	7,681	185	667	1,633	11,368
Bannockburn – 8/5/19	763	3,566	132	1,134	1,382	6,977
Aurora – 8/6/19	1,521	7,446	308	603	2,679	12,557
Livonia – 8/14/19	980	7,629	201	442	1,340	10,592
Gilbert – 8/23/19	2,408	2,027	62	362	733	5,592
Morgantown – 9/26/19	883	5,286	373	506	902	7,950
Beaumont – 10/1/19	3,022	24,836	399	1,036	4,446	33,739
Bastrop – 10/25/19	1,975	8,436	64	276	1,314	12,065
Panama City – 10/31/19	1,559	8,682	220	1,036	1,479	12,976
Jacksonville – 11/15/19	1,023	7,846	-	-	-	8,869
Greenwood – 12/17/19	892	4,956	-	-	-	5,848
ASC Topic 842 Reclassification	-	-	-	-	(824)	(824)
Capitalized costs(1)	-	1,179	170	511	-	1,860
Total Additions:	31,671	175,082	3,032	18,552	29,642	257,979
Balances as of December 31, 2019	$95,381	$693,533	$9,912	$33,909	$72,794	$905,529

(1)	Represents capital projects that were completed and placed in service during the year ended December 31, 2019 related to the Company’s existing facilities.

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

Gilbert and Chandler Facilities

On March 19, 2019, the Company purchased the following facilities located in Gilbert, Arizona and Chandler, Arizona for a total purchase price of approximately $16.3 million: (i) two medical office buildings located in Gilbert, Arizona and (ii) two medical office suites located in Chandler, Arizona (collectively, the “Gilbert and Chandler Facilities”). Upon the closing of the acquisition, the Company assumed the seller’s interest, as lessor, in two existing leases and entered into three new leases, as lessor, at the Gilbert and Chandler Facilities. The Gilbert and Chandler leases have a weighted average remaining lease term of 10.5 years, exclusive of tenant renewal options.

IRF Portfolio

On April 15, 2019, the Company purchased four in-patient rehabilitation facilities located in Las Vegas, Nevada; Surprise, Arizona; Oklahoma City, Oklahoma; and Mishawaka, Indiana (collectively, the “IRF Portfolio”) for a total purchase price of approximately $94.6 million. Upon the closing of the acquisition, the Company assumed the sellers’ interest, as lessor, in four existing leases at the properties (collectively, the “IRF Portfolio Leases”) with (i) Encompass Health (Las Vegas, Nevada facility); (ii) a joint venture between Cobalt Rehabilitation and Tenet Healthcare (the Surprise, Arizona facility); (iii) a joint venture between Mercy Health and Kindred Healthcare (the Oklahoma City, Oklahoma facility); and (iv) St. Joseph’s Health System (the Mishawaka, Indiana facility). The IRF Portfolio leases have a weighted average remaining lease term of approximately 8.3 years, exclusive of tenant renewal options. The following table presents the details of the tangible and intangible assets acquired and liabilities assumed:

	Las Vegas	Surprise	Oklahoma City	Mishawaka
Land and site improvements	$2,723	$1,966	$2,507	$1,998
Building and tenant improvements	17,482	22,856	22,545	11,882
In-place leases	1,778	1,845	1,890	1,465
Above-market lease intangibles	-	938	367	236
Leasing costs	519	1,077	898	522
Below-market lease intangibles	(863)	-	-	-
Total purchase price	$21,639	$28,682	$28,207	$16,103

San Marcos Facility

On July 12, 2019, the Company purchased a medical office building located in San Marcos, California (the “San Marcos Facility”) for a purchase price of approximately $12.0 million. Upon closing, the Company assumed the existing lease of the San Marcos Facility with California Cancer Associates for Research and Excellence, Inc., as tenant. The lease has eight years remaining in the initial term, exclusive of tenant renewal options. The following table presents the details of the tangible and intangible assets acquired and liabilities assumed:

Land and site improvements	$2,448
Building and tenant improvements	7,338
In-place leases	698
Above-market lease intangibles	1,101
Leasing costs	389
Total purchase price	$11,974

Lansing Facilities

On August 1, 2019, the Company purchased the following real property and buildings thereon located in Lansing, Michigan for a total purchase price of approximately $11.1 million: (i) 3390 East Jolly Road; (ii) 3955 Patient Care Drive; and (iii) 3400 East Jolly Road (collectively, the “Lansing Facilities”). Upon closing, the Company assumed sellers’ interest, as lessor, in four existing leases and entered into two new leases at the Lansing Facilities (the “Lansing Leases”). The Lansing Leases have a weighted-average remaining term of 8.5 years, exclusive of tenant renewal options. The following table presents the details of the tangible and intangible assets acquired and liabilities assumed:

Land and site improvements	$1,387
Building and tenant improvements	8,348
In-place leases	953
Above-market lease intangibles	130
Leasing costs	550
Below-market lease intangibles	(248)
Total purchase price	$11,120

Bannockburn Facility

On August 5, 2019, the Company purchased an office building located in Bannockburn, Illinois (the “Bannockburn Facility”) for a purchase price of approximately $6.8 million. Upon closing, the Company assumed seller’s interest, as lessor, in 14 existing leases at the Bannockburn Facility (the “Bannockburn Leases”). The Bannockburn Leases have a weighted-average remaining term of 6.3 years, exclusive of tenant renewal options. The following table presents the details of the tangible and intangible assets acquired and liabilities assumed:

Land and site improvements	$895
Building and tenant improvements	4,700
In-place leases	796
Above-market lease intangibles	250
Leasing costs	336
Below-market lease intangibles	(144)
Total purchase price	$6,833

Aurora Facility

On August 6, 2019, the Company purchased a medical office building located in Aurora, Illinois (the “Aurora Facility”) for a purchase price of approximately $12.6 million. Upon closing, the Company assumed the existing lease of the Aurora Facility with Dreyer Clinic Inc., as tenant (the “Dreyer Lease”). The Dreyer Lease has approximately six years remaining in the initial term, exclusive of tenant renewal options. The following table presents the details of the tangible and intangible assets acquired and liabilities assumed:

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

Morgantown Facility

On September 26, 2019, the Company purchased a parcel of land and an office building that is being constructed thereon located in Morgantown, West Virginia (the ”Morgantown Facility”) for a total purchase price of approximately $8.0 million. Upon closing, the Company assumed the existing lease of the Morgantown Facility with Urgent Care MSO, LLC, as tenant (the “Urgent Care Lease”). The Urgent Care Lease has approximately ten years remaining in the initial term, exclusive of tenant renewal options. The following table presents the details of the tangible and intangible assets acquired and liabilities assumed:

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

Panama City Facilities

On October 31, 2019, the Company purchased: (i) a medical office building located in Panama City, Florida (the “Panama City Facility”); (ii) a medical office building located in Panama City Beach, Florida (the “PCB Facility”); and (iii) a medical office building located in Chipley, Florida (the “Chipley Facility”) for a total purchase price of approximately $13.0 million. Upon closing, the Company assumed the existing leases with SCP Eye Care Services, LLC, as tenant (the “SCP Leases”), at the Panama City Facility, the PCB Facility and the Chipley Facility. The SCP Leases have approximately 15 years remaining in the initial term, exclusive of tenant renewal options. The following table presents the details of the tangible and intangible assets acquired and liabilities assumed:

Land and site improvements	$1,779
Building and tenant improvements	9,718
In-place leases	405
Leasing costs	1,074
Total purchase price	$12,976

Jacksonville Facilities

On November 15, 2019, the Company purchased a condominium unit located in Ponte Vedra, Florida (the “Ponte Vedra Facility”) and a medical office building located in Jacksonville, Florida (the “Riverside Facility”) for a total purchase price of approximately $8.9 million. Upon closing, the Company entered into new leases of the Ponte Vedra Facility and the Riverside Facility to Southeast Orthopedic Specialists, Inc., as tenant, with each lease having an initial term of 15 years, exclusive of tenant renewal options. The following table presents the details of the tangible assets acquired:

Land and site improvements	$1,023
Building and tenant improvements	7,846
Total purchase price	$8,869

Greenwood Facility

On December 17, 2019, the Company purchased a medical office building located in Greenwood, Indiana (the “Greenwood Facility”) for a purchase price of approximately $5.8 million. Upon closing, the Company assumed the existing leases of the Greenwood Facility with (i) Indiana Eye Clinic, LLC, as tenant, (ii) Glasshouse Optical, Inc., as tenant, and (iii) The Ambulatory Surgery Center at the Indiana Eye Clinic, LLC, as tenant. Each lease has approximately 13 years remaining in the initial terms, exclusive of tenant renewal options. The following table presents the details of the tangible assets acquired:

Land and site improvements	$892
Building and tenant improvements	4,956
Total purchase price	$5,848

Intangible Assets and Liabilities

The following is a summary of the carrying amount of intangible assets and liabilities as of the dates presented:

	As of March 31, 2020
	Cost	Accumulated Amortization	Net
Assets
In-place leases	$43,776	$(9,184)	$34,592
Above market leases	12,931	(2,741)	10,190
Leasing costs	22,270	(4,046)	18,224
	$78,977	$(15,971)	$63,006
Liability
Below market leases	$4,250	$(825)	$3,425

	As of December 31, 2019
	Cost	Accumulated Amortization	Net
Assets
In-place leases	$39,429	$(7,851)	$31,578
Above market leases	12,246	(2,366)	9,880
Leasing costs	21,119	(3,458)	17,661
	$72,794	$(13,675)	$59,119
Liability
Below market leases	$3,861	$(697)	$3,164

The following is a summary of the acquired lease intangible amortization:

	Three Months Ended March 31,
	2020	2019
Amortization expense related to in-place leases	$1,333	$677
Amortization expense related to leasing costs	$588	$325
Decrease in rental revenue related to above market ground lease	$-	$5
Decrease in rental revenue related to above market leases	$375	$272
Increase in rental revenue related to below market leases	$128	$58

As of March 31, 2020, scheduled future aggregate net amortization of the acquired lease intangible assets and liabilities for each fiscal year ended December 31 is listed below:

	Net Decrease in Revenue	Net Increase in Expenses
2020 (nine months remaining)	$(749)	$6,531
2021	(1,002)	8,089
2022	(1,020)	7,661
2023	(1,054)	6,750
2024	(674)	5,785
Thereafter	(2,266)	18,000
Total	$(6,765)	$52,816

As of March 31, 2020 the weighted average amortization periods for asset lease intangibles and liability lease intangibles were 6.10 years and 5.57 years, respectively.

Note 4 – Credit Facility, Notes Payable and Derivative Instruments

Credit Facility

The Company, the Operating Partnership, as borrower, and certain of its subsidiaries (such subsidiaries, the “Subsidiary Guarantors”) are parties to a $500 million syndicated credit facility with BMO Harris Bank N.A. (“BMO”), as administrative agent (the “Credit Facility”). The Credit Facility consists of a $300 million term-loan component (the “Term Loan”) and a $200 million revolver component (the “Revolver”). The Credit Facility also contains a $150 million accordion. The term of the Company’s Credit Facility expires in August 2022, subject to a one-year extension option. Amounts outstanding under the Credit Facility bear interest at a floating rate that is based on LIBOR plus a specified margin based on the Company’s leverage.

The Subsidiary Guarantors and the Company are guarantors of the obligations under the Credit Facility. The amount available to borrow from time to time under the Credit Facility is limited according to a quarterly borrowing base valuation of certain properties owned by the Subsidiary Guarantors.

The Operating Partnership is subject to a number of financial covenants under its Credit Facility, including, among other things, (i) a maximum consolidated leverage ratio as of the end of each fiscal quarter of less than 0.60:1.00, (ii) a minimum fixed charge coverage ratio of 1.50:1.00, (iii) a minimum net worth of $203.8 million plus 75% of all net proceeds raised through equity offerings subsequent to March 31, 2018 (which, as of March 31, 2020, equaled $247.6 million) and (iv) a ratio of total secured recourse debt to total asset value of not greater than 0.10:1.00. Additionally, beginning at the end of fourth quarter of 2020, the Company’s distributions to common stockholders will be limited to an amount equal to 95% of its AFFO. As of March 31, 2020, the Company was in compliance with all of the financial and non-financial covenants contained in the Credit Facility.

The Company has entered into interest rate swaps to hedge its interest rate risk on the Term Loan. For additional information related to the interest rate swaps, see the “Derivative Instruments - Interest Rate Swaps” section herein.

During the three months ended March 31, 2020, the Company borrowed $81,700 under the Credit Facility and repaid $3,600, for a net amount borrowed of $78,100. During the three months ended March 31, 2019, the Company borrowed $6,200 under the Credit Facility and repaid $62,800 for a net amount repaid of $56,600. Interest expense incurred on the Credit Facility was $3,585 and $3,238, for the three months ended March 31, 2020 and 2019, respectively.

As of March 31, 2020 and December 31, 2019, the Company had the following outstanding borrowings under the Credit Facility:

	March 31, 2020	December 31, 2019
Revolver	$129,450	$51,350
Term Loan	300,000	300,000
Less: Unamortized debt issuance costs	(3,607)	(3,832)
Credit Facility, net	$425,843	$347,518

Costs incurred related to the Credit Facility, net of accumulated amortization, are netted against the Company’s “Credit Facility, net of unamortized debt issuance costs” balance in the accompanying Condensed Consolidated Balance Sheets. The Company paid $44 and $29 related to modifications to the Credit Facility as well as fees related to adding properties to the borrowing base during the three months ended March 31, 2020 and 2019, respectively. Amortization expense incurred was $269 for both the three months ended March 31, 2020 and 2019, respectively, and is included in the “Interest Expense” line item in the accompanying Condensed Consolidated Statements of Operations.

In July 2017, the Financial Conduct Authority (the “FCA”), which regulates LIBOR, announced its intention to stop compelling banks to submit rates for the calculation of LIBOR after 2021. As a result, the Federal Reserve Board and the Federal Reserve Bank of New York organized the Alternative Reference Rates Committee (the “ARRC”), which identified the Secured Overnight Financing Rate (the “SOFR”) as its preferred alternative to USD-LIBOR in derivatives and other financial contracts. The Credit Facility provides that, on or about the LIBOR cessation date (subject to an early opt-in election), LIBOR shall be replaced as a benchmark rate in the Credit Facility with a new benchmark rate to be agreed upon by the Company and BMO, with such adjustments to cause the new benchmark rate to be economically equivalent to LIBOR. The Company is not able to predict when LIBOR will cease to be available or when there will be sufficient liquidity in the SOFR markets.

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

Notes Payable, Net of Debt Issuance Costs

The Company’s notes payable, net, includes two loans: (1) the Cantor Loan and (2) the West Mifflin Note, described in detail below. The following table sets forth the aggregate balances of these loans as of March 31, 2020 and December 31, 2019.

	March 31, 2020	December 31, 2019
Notes payable, gross	$39,475	$39,475
Less: Unamortized debt issuance costs	(634)	(667)
Cumulative principal repayments	(193)	(158)
Notes payable, net	$38,648	$38,650

Amortization expense incurred related to the debt issuance costs was $33 for both the three months ended March 31, 2020 and 2019, respectively, and is included in the “Interest Expense” line item in the accompanying Condensed Consolidated Statements of Operations.

Cantor Loan

On March 31, 2016, through certain of its wholly owned subsidiaries, the Company entered into a $32,097 portfolio commercial mortgage-backed securities loan (the “Cantor Loan”) with Cantor Commercial Real Estate Lending, LP (“CCRE”). The subsidiaries are GMR Melbourne, LLC, GMR Westland, LLC, GMR Memphis, LLC, and GMR Plano, LLC (the “GMR Loan Subsidiaries”). The Cantor Loan has cross-default and cross-collateral terms. The Cantor Loan has a maturity date of April 6, 2026 and accrues annual interest at 5.22%. The first five years of the term require interest-only payments and thereafter payments will include interest and principal, amortized over a 30-year schedule. Prepayment can only occur within four months prior to the maturity date, except that the Cantor Loan can be fully and partially defeased upon payment of amounts due under the Cantor Loan and payment of a defeasance amount.

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

The note balance as of March 31, 2020 and December 31, 2019 was $32,097. Interest expense incurred on this note was $423 and $419 for the three months ended March 31, 2020 and 2019, respectively.

As of March 31, 2020, scheduled principal payments due for each fiscal year ended December 31 are as follows:

2020 (nine months remaining)	$-
2021	282
2022	447
2023	471
2024	492
Thereafter	30,405
Total	$32,097

West Mifflin Note

On September 25, 2015, the Company, through its wholly-owned subsidiary GMR Pittsburgh LLC, as borrower, entered into a Term Loan and Security Agreement with Capital One to borrow $7,378. The note bears interest at 3.72% per annum and all unpaid interest and principal is due on September 25, 2020. Interest and principal are paid on the first day of each calendar month thereafter based on an amortization schedule that began on November 1, 2018 and extends through the maturity date. The Company, at its option, may prepay the note at any time in whole (but not in part) with advanced written notice. The West Mifflin facility serves as collateral for the note. The note requires a quarterly fixed charge coverage ratio of at least 1:1, a quarterly minimum debt yield of 0.09:1.00, and annualized Operator EBITDAR (as defined in the note) measured on a quarterly basis of not less than $6,000. The Operator is Associates in Ophthalmology, Ltd. and Associates Surgery Centers, LLC. The Company made principal payments of $35 during both of the three months ended March 31, 2020 and 2019. The note balance as of March 31, 2020 and December 31, 2019 was $7,185 and $7,220, respectively. Interest expense incurred on this note was $68 and $66 for the three months ended March 31, 2020 and 2019, respectively.

Derivative Instruments - Interest Rate Swaps

As of March 31, 2020, the Company had the following five interest rate swaps that are used to manage the interest rate risk and fix the LIBOR component of certain of its floating rate debt as follows:

Counterparty	Notional Amount	Fixed Interest Rate	Maturity

BMO	$ 100 million	2.88%	August 2023
BMO	$ 90 million	1.21%	August 2024
Truist Bank	$ 40 million	1.21%	August 2024
Truist Bank	$ 40 million	2.93%	August 2024
Citizens Bank, National Association	$ 30 million	2.93%	August 2024
Total/Weighted Average	$ 300 million	2.17%

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

The fair value of the Company’s interest rate swaps was a net liability of $20,461 and $6,491 as of March 31, 2020 and December 31, 2019, respectively. The gross balances are included in the “Derivative Asset’ and “Derivative Liability” line items on the Company’s Condensed Consolidated Balance Sheets as of March 31, 2020 and December 31, 2019, respectively.

The table below details the components of the loss presented on the accompanying Condensed Consolidated Statements of Comprehensive (Loss) Income recognized on the Company’s interest rate swaps designated as cash flow hedges for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019

Amount of loss recognized in other comprehensive loss	$14,466	$2,204
Amount of loss reclassified from accumulated other comprehensive loss into interest expense	(508)	(182)
Total change in accumulated other comprehensive loss	$13,958	$2,022

During the next twelve months, the Company estimates that an additional $5,568 will be reclassified as an increase to interest expense. Additionally, during the three months ended March 31, 2020, the Company recorded total interest expense in its Condensed Consolidated Statements of Operations of $4,378.

Weighted-Average Interest Rate and Term

The weighted average interest rate and term of the Company’s debt was 3.63% and 3.49 years at March 31, 2020, compared to 3.90% and 3.76 years as of December 31, 2019.

Note 5 – Equity

Preferred Stock

The Company’s charter authorizes the issuance of 10,000 shares of preferred stock, par value $0.001 per share. As of March 31, 2020 and December 31, 2019, there were 3,105 shares of Series A Cumulative Redeemable Preferred Stock (“Series A Preferred Stock”), issued and outstanding. The Series A Preferred Stock has a liquidation preference of $25 per share.

Preferred stock dividend activity for the three months ended March 31, 2020 is summarized in the following table:

Date Announced	Record Date	Applicable Quarter	Payment Date	Quarterly Dividend		Dividends per Share

December 13, 2019	January 15, 2020	Q4 2019	January 31, 2020	$1,455		$0.46875
March 4, 2020	April 15, 2020	Q1 2020	April 30, 2020	$1,455	(1)	$0.46875

(1)	Two months of this amount, equal to $970, was accrued at March 31, 2020.

The holders of the Series A Preferred Stock are entitled to receive dividend payments only when, as and if declared by the Company’s board of directors (the “Board”) (or a duly authorized committee of the Board). Dividends will accrue or be payable in cash from the original issue date, on a cumulative basis, quarterly in arrears on each dividend payment date at a fixed rate per annum equal to 7.50% of the liquidation preference of $25.00 per share (equivalent to $1.875 per share on an annual basis). Dividends on the Series A Preferred Stock will be cumulative and will accrue whether or not (i) funds are legally available for the payment of those dividends, (ii) the Company has earnings or (iii) those dividends are declared by the Board. The quarterly dividend payment dates on the Series A Preferred Stock are January 31, April 30, July 31 and October 31 of each year. During each of the three-month periods ended March 31, 2020 and 2019, the Company paid preferred dividends of $1,455.

Common Stock

The Company has 500,000 authorized shares of common stock, $0.001 par value. As of March 31, 2020 and December 31, 2019, there were 44,278 and 43,806 outstanding shares of common stock, respectively.

Common stock dividend activity for the three months ended March 31, 2020 is summarized in the following table:

Date Announced	Record Date	Applicable Quarter	Payment Date	Dividend Amount(1)	Dividends per Share

December 13, 2019	December 26, 2019	Q4 2019	January 9, 2020	$9,541	$0.20
March 4, 2020	March 25, 2020	Q1 2020	April 9, 2020	$9,610	$0.20

(1)	Includes distributions on granted LTIP Units and OP Units.

During the three months ended March 31, 2020 and 2019, the Company paid total dividends on its common stock, LTIP Units and OP Units in the aggregate amount of $10,031 and $5,781, respectively.

As of March 31, 2020 and December 31, 2019, the Company had an accrued dividend balance of $369 and $580 for dividends payable on the aggregate annual and long-term LTIP Units that are subject to retroactive receipt of dividends on the amount of LTIP Units ultimately earned. During the three months ended March 31, 2020, $279 of dividends were accrued and $490 of dividends were paid related to these units. During the three months ended March 31, 2019, $97 of dividends were accrued and $86 of dividends were paid related to these units.

The amount of the dividends paid to the Company’s stockholders is determined by the Board and is dependent on a number of factors, including funds available for payment of dividends, the Company’s financial condition and capital expenditure requirements except that, in accordance with the Company’s organizational documents and Maryland law, the Company may not make dividend distributions that would: (i) cause it to be unable to pay its debts as they become due in the usual course of business; (ii) cause its total assets to be less than the sum of its total liabilities plus senior liquidation preferences; or (iii) jeopardize its ability to maintain its qualification as a REIT.

OP Units

During the three months ended March 31, 2020, three OP Unit holders redeemed an aggregate of 450 OP Units for shares of the Company’s common stock with an aggregate redemption value of $6,660. During the year ended December 31, 2019, the Company issued an aggregate of 49 OP Units with a value of $506 in connection with a facility acquisition. Additionally, during the year ended December 31, 2019, two OP Unit holders redeemed an aggregate of 51 OP Units for shares of the Company’s common stock with an aggregate redemption value of $519. As of March 31, 2020 and December 31, 2019, there were 2,693 and 3,143 OP Units issued and outstanding, respectively, with an aggregate value of $21,221 and $27,881, respectively. The OP Unit value at issuance and redemption is based on the Company’s closing share price on the date of the respective transaction and is included as a component of noncontrolling interest equity in the Company’s Condensed Consolidated Balance Sheets as of March 31, 2020 and December 31, 2019. The Company has sufficient shares of common stock authorized pursuant to its charter to cover the redemption of outstanding OP Units.

Note 6 – Related Party Transactions

Management Agreement

Upon completion of the Company’s initial public offering on July 1, 2016, the Company and the Advisor entered into an amended and restated management agreement (the “Management Agreement”). Certain material terms of the Management Agreement are summarized in the section titled “Business — Our Advisor and our Management Agreement,” contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 9, 2020.

Management Fees and Accrued Management Fees

The Company’s management fee to the Advisor is calculated in accordance with the terms of the Management Agreement which requires an annual base management fee equal to 1.5% of our stockholders’ equity (as defined in the Management Agreement). For the three months ended March 31, 2020 and 2019, management fees of $2,002 and $1,334, respectively, were incurred and expensed by the Company. Accrued management fees due to the Advisor were $2,002 and $1,727 as of March 31, 2020 and December 31, 2019, respectively. No incentive management fee was incurred by the Company during the three months ended March 31, 2020 or 2019.

Allocated General and Administrative Expenses

In the future, the Company may receive allocations of general and administrative expenses from the Advisor that are either clearly applicable to or were reasonably allocated to the operations of the Company.

Related Party Balances

A rollforward of the due from related parties and due to related party balance, net, as of March 31, 2020 is as follows:

	Due From Related Parties	Due to Related Party, Net
	Funds for Various Purposes	Mgmt. Fees due to Advisor	Other Funds due from Advisor	Due to Related Party, net
Balance as of January 1, 2020	$50	$(1,727)	79	$(1,648)
Management fee expense incurred	-	(2,002)	-	(2,002)
Management fees paid to Advisor	-	1,727	-	1,727
Loans to Advisor	-	-	(25)	(25)
Loan to related parties	20	-	-	-
Balance as of March 31, 2020	$70	$(2,002)	54	$(1,948)

Note 7 – Stock-Based Compensation

2016 Equity Incentive Plan

The 2016 Equity Incentive Plan, as amended (the “Plan”), is intended to assist the Company and its affiliates in recruiting and retaining employees of the Advisor, members of the Board, executive officers of the Company, and individuals who provide services to those entities or affiliates of those entities.

The Plan is intended to permit the grant of both qualifying and non-qualified options and the grant of stock appreciation rights, restricted stock, unrestricted stock, awards of restricted stock units, performance awards and other equity-based awards (including LTIP Units) for up to an aggregate of 1,763 shares of common stock, subject to increase under certain provisions of the Plan. Based on the grants outstanding as of March 31, 2020, there are 1,084 shares of common stock that remain available to be granted under the Plan. Units subject to awards under the Plan that are forfeited, cancelled, lapsed, settled in cash or otherwise expired (excluding shares withheld to satisfy exercise prices or tax withholding obligations) are available for grant.

Time-Based Grants

On March 3, 3020, pursuant to the recommendation of the Compensation Committee of the Board (the “Compensation Committee”), the Board approved the following LTIP Unit grants:

•	154,903 LTIP Units that were determined to be earned in accordance with the terms of the previously disclosed 2017 long-term performance award agreements. These grants vested 50% on March 3, 2020, the determination date, and 50% vest on March 3, 2021.
•	146,938 LTIP Units that were determined to be earned in accordance with the terms of the previously disclosed 2019 annual award agreements. These grants vested 50% on March 3, 2020, the determination date, and 50% vest on March 3, 2021.
•	42,726 LTIP Units in connection with the 2020 Long-Term Incentive Plan. These grants were valued based on the Company’s closing common stock price on the March 3, 2020 date of grant of $14.34 and vest in equal one-third increments on each of March 3, 2021, March 3, 2022, and March 3, 2023.

A detail of the Company’s outstanding time based LTIP Units as of March 31, 2020 is as follows:

Vested units	773
Unvested units	308
LTIP Units outstanding as of March 31, 2020	1,081

Performance Based Awards

For each of the previous four years the Board has approved annual performance-based LTIP awards (“Annual Awards”) and long-term performance-based LTIP awards (“Long-Term Awards”) to the executive officers of the Company and other employees of the Advisor who perform services for the Company. As described below, the Annual Awards have one-year performance periods and the Long-Term Awards have three-year performance periods. In addition to meeting specified performance metrics, vesting in both the Annual Awards and the Long-Term Awards is subject to service requirements.

A detail of the Company’s Annual Awards and Long-Term Awards under the 2017, 2018, 2019, and 2020 programs as of March 31, 2020 is as follows:

2017 Long-Term Awards (1)	18
2018 Long-Term Awards	110
2019 Long-Term Awards	82
2020 Annual Awards (2)	196
2020 Long-Term Awards (3)	70
Total target performance awards as of March 31, 2020	476

(1)	Represents awards that were not vested as of March 31, 2020.
(2)	Approved by the Board on March 17, 2020. The number of target LTIP Units was based on the closing price of the Company’s common stock reported on the New York Stock Exchange (“NYSE”) on that date.
(3)	Approved by the Board on March 3, 2020. The number of target LTIP Units was based on the fair value of the Long-Term Awards as determined by an independent valuation consultant.

Annual Awards. The Annual Awards are subject to the terms and conditions of LTIP Annual Award Agreements (“LTIP Annual Award Agreements”) between the Company and each grantee.

The Compensation Committee and Board established performance goals for fiscal year 2020, as set forth in Exhibit A to the 2020 LTIP Annual Award Agreements (the “Performance Goals”) that will be used to determine the number of LTIP Units earned by each grantee. As of March 31, 2020, management estimated that the Performance Goals would be met at a 100% level, and accordingly, applied 100% to the net target 2020 program Annual Awards to estimate the 2020 program Annual Awards expected to be earned at the end of the performance period. Cumulative stock-based compensation expense during the three months ended March 31, 2020 reflects management’s estimate that 100% of these awards will be earned. As soon as reasonably practicable following the first anniversary of the Annual Awards grant date, the Compensation Committee and Board will determine the extent to which the Company has achieved each of the Performance Goals (expressed as a percentage) and, based on such determination, will calculate the number of LTIP Units that each grantee is entitled to receive. Each grantee may earn up to 150% of the number of his/her target LTIP Units. Any 2020 Annual Award LTIP Units that are not earned will be forfeited and cancelled.

Vesting. LTIP Units that are earned as of the end of the applicable performance period will be subject to vesting, subject to continued employment through each vesting date, in two installments as follows: 50% of the earned LTIP Units will become vested on the date in 2021 that the Board approves the number of LTIP Units to be awarded pursuant to the performance components set forth in the 2020 LTIP Annual Award Agreements and 50% of the earned LTIP Units become vested on the one year anniversary of the initial vesting date. Vesting may be accelerated under certain circumstances such as a “change-in-control” transaction or a “qualified termination” event.

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

Long-Term Awards. The Long-Term Awards are subject to the terms and conditions of 2017, 2018, 2019, and 2020 LTIP Long-Term Award Agreements (collectively the “LTIP Long-Term Award Agreements”) between the Company and each grantee. The number of LTIP Units that each grantee is entitled to earn under the LTIP Long-Term Award Agreements will be determined following the conclusion of a three-year performance period based on the Company’s total stockholder return (“TSR”), which is determined based on a combination of appreciation in stock price and dividends paid during the performance period. Each grantee may earn up to 200% of the number of target LTIP Units covered by the grantee’s Long-Term Award. Any target LTIP Units that are not earned will be forfeited and cancelled. The number of LTIP Units earned under the Long-Term Awards will be determined as soon as reasonably practicable following the end of the applicable three-year performance period (2020, 2021, 2022, or 2023 depending on the program) based on the Company’s TSR on an absolute basis (as to 75% of the Long-Term Award) and relative to the SNL Healthcare REIT Index (as to 25% of the Long-Term Award).

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

The assumptions used in the Monte Carlo simulation include beginning average stock price, valuation date stock price, expected volatilities, correlation coefficients, risk-free rate of interest, and expected dividend yield. The beginning average stock price is the beginning average stock price for the Company and each member of the Index for the five trading days leading up to the grant date of the Long-Term Award. The valuation date stock price is the average closing stock price for the Company and each member of the Index for the 15 trading days leading up to the valuation date. The expected volatilities are modeled using the historical volatilities for the Company and the members of the Index. The correlation coefficients are calculated using the same data as the historical volatilities. The risk-free rate of interest is taken from the U.S. Treasury website and relates to the expected life of the remaining performance period on valuation or revaluation. Lastly, the dividend yield assumption is 0.0%, which is mathematically equivalent to reinvesting dividends in the issuing entity, which is part of the Company’s award agreement assumptions.

Below are details regarding certain of the assumptions for the Long-Term Awards using Monte Carlo simulations:

	2020 Long-Term Awards	2019 Long-Term Awards	2018 Long-Term Awards	2017 Long-Term Awards
Fair value	$13.47	$10.07	$8.86	$8.86
Target awards	70	82	110	96
Volatility	28.75%	31.7%	33.8%	33.8% - 35.4%
Risk-free rate	0.72%	2.5%	2.6%	2.4% - 2.6%
Dividend assumption	reinvested	reinvested	reinvested	reinvested
Expected term in years	3	3	2.7	1.7 – 2.7

The Company incurred stock compensation expense of $922 and $771 for the three months ended March 31, 2020 and 2019, respectively, related to the grants awarded under the Plan. Compensation expense is included within “General and Administrative” expense in the Company’s Condensed Consolidated Statements of Operations.

As of March 31, 2020, total unamortized compensation expense related to these awards of approximately $5.2 million is expected to be recognized over a weighted average remaining period of 1.6 years.

Note 8 – Leases

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

Information as Lessor Under ASC Topic 842

To generate positive cash flow, as a lessor, the Company leases its facilities to tenants in exchange for fixed monthly payments that cover rent, property taxes, insurance and certain cost recoveries, primarily common area maintenance (“CAM”). The Company’s leases were determined to be operating leases and have a portfolio average lease years remaining of approximately 10 years. Payments from the Company’s tenants for CAM are considered nonlease components that are separated from lease components and are generally accounted for in accordance with the revenue recognition standard. However, the Company qualified for and elected the practical expedient related to combining the components because the lease component is classified as an operating lease and the timing and pattern of transfer of CAM income, which is not the predominant component, is the same as the lease component, for all asset classes. As such, consideration for CAM is accounted for as part of the overall consideration in the lease. Payments from customers for property taxes and insurance are considered non-components of the lease and therefore no consideration is allocated to them because they do not transfer a good or service to the customer. Fixed contractual payments from the Company’s leases are recognized on a straight-line basis over the terms of the respective leases. This means that, with respect to a particular lease, actual amounts billed in accordance with the lease during any given period may be higher or lower than the amount of rental revenue recognized for the period. Straight-line rental revenue is commenced when the tenant assumes control of the leased premises. Accrued straight-line rents receivable represents the amount by which straight-line rental revenue exceeds rents currently billed in accordance with lease agreements. Rental revenue for the three months ended March 31, 2020 included variable revenues of $1,484.

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

The Company recognized $21,533 of rental and other revenues related to operating lease payments for the three months ended March 31, 2020. The aggregate annual cash to be received by the Company on the noncancelable operating leases related to its portfolio as of March 31, 2020 is as follows for the subsequent years ended December 31:

2020 (nine months remaining)	$58,269
2021	76,191
2022	74,498
2023	71,822
2024	65,662
Thereafter	370,621
Total	$717,063

Information as Lessee Under ASC Topic 842

The Company has six buildings located on land that is subject to operating ground leases with a weighted average remaining term of approximately 24 years. Rental payments on these leases are adjusted periodically based on either the CPI or on a pre-determined schedule. The monthly payments on a pre-determined schedule are recognized on a straight-line basis over the terms of the respective leases. Changes in the CPI are not estimated as part of our measurement of straight-line rental expense. The Company used a weighted average discount rate of approximately 4.4%, which was derived, using a portfolio approach, from our assessment of the credit quality of the Company and adjusted to reflect secured borrowing, estimated yield curves and long-term spread adjustments over appropriate tenors. Some of the Company’s ground leases contain extension options and, where we determined it was reasonably certain that an extension would occur, they were included in our calculation of the right of use asset and liability. The Company recognized approximately $42 of ground lease expense, of which $16 was paid in cash, during the three months ended March 31, 2020.

The following table sets forth the undiscounted cash flows of our scheduled obligations for future lease payments on operating ground leases at March 31, 2020, and a reconciliation of those cash flows to the operating lease liability at March 31, 2020:

2020 (nine months remaining)	$87
2021	116
2022	116
2023	120
2024	125
Thereafter	4,351
Total	4,915
Discount	(2,501)
Lease liability	$2,414

Note 9 – Rent Concentration

The Company’s facilities with a concentration of rental revenue of 5% or greater for either period presented is as follows:

	Three Months Ended March 31,
Facility	2020	2019

Encompass	8%	10%
Belpre	7	10
OCOM	5	8
Sherman	4	6
Austin	4	6
East Dallas	3	5
Aggregate of all other facilities	69	55
Total	100%	100%

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

Note 11 – Subsequent Events

COVID-19 Related Rent Deferrals

Since its discovery in December 2019, a new strain of coronavirus, which causes the viral disease known as COVID-19, has spread to many countries, including the U.S. The outbreak has been declared a pandemic by the World Health Organization, and the Secretary of Health and Human Services has declared a public health emergency in the U.S. in response to the outbreak. In response to the COVID-19 pandemic, local, state and federal agencies have instituted stay-at-home or shelter-in-place orders, which resulted in closure of many businesses deemed to be non-essential, and with respect to many of the Company’s tenants, significantly reduced patient volumes.

The Company has been working with certain of its tenants that are experiencing significant disruptions in their businesses to help them navigate these uncertain times, including assisting the Company’s tenants in applying for government financial relief and, in certain limited circumstances, entering into rent deferral agreements. As of April 30, 2020, the Company estimates that $2 million of rent that ordinarily would have been collected over the months of April through July 2020 will be deferred and is now expected to be collected primarily over the period from July through December 2020. Pursuant to the Lease Modification Q&A, the Company did not analyze each lease to determine if the concession was negotiated outside of the lease agreement and elected to apply the modification guidance under ASC Topic 842. We do not expect the rent payment deferrals to have a significant impact on the Company’s rental revenue amount over time and the Company expects to collect substantially all the payments deferred.

The Company has also entered into, or expects to enter into, other agreements with certain tenants whereby the Company has either (i) agreed to short-term rent reductions in exchange for extended lease terms or (ii) agreed to apply certain deposits or committed tenant improvement funds towards rent, the net effect of which is immaterial to the Company’s financial results.

Because the extent of the impact of COVID-19 on the Company’s tenants will depend on future developments, there can be no assurance that the Company’s tenants will be able meet the requirements of these agreements, or that these tenants, or other tenants, may not seek additional relief in the future. The extent of the impact of COVID-19 on the Company’s income, expenses and ability to pay distributions will depend on certain developments, including the duration, spread and potential resurgences of the outbreak and its impact on the Company’s tenants, all of which are uncertain and cannot be predicted. At this time, the Company is unable to estimate the impact of this event on its operations.

OP Unit Redemptions for Shares of Common Stock

On April 9, 2020, the Company issued an aggregate of 735,000 shares of its common stock to two OP Unit holders in connection with their redemption of OP Units issued by the Operating Partnership in connection with their contribution of certain assets to the Operating Partnership.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our financial statements included herein, including the notes to those financial statements, included elsewhere in this Quarterly Report on Form 10-Q (this “Report”). Some of the comments we make in this section are forward-looking statements within the meaning of the federal securities laws. For a complete discussion of forward-looking statements, see the section below entitled “Special Note Regarding Forward-Looking Statements.” Certain risk factors may cause actual results, performance or achievements to differ materially from those expressed or implied by the following discussion. For a discussion of such risk factors, see Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2019, that was filed with the U.S. Securities and Exchange Commission (the “SEC” or the “Commission”) on March 9, 2020 and Item 1A. Risk Factors in this Quarterly Report on Form 10-Q. Unless otherwise indicated, all dollar and share amounts in the following discussion are presented in thousands.

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

Forward-looking statements involve numerous risks and uncertainties and you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data or methods which may be incorrect or imprecise and we may not be able to realize them. We do not guarantee that the transactions and events described will happen as described (or that they will happen at all). The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

•	the effects of the ongoing novel coronavirus (“COVID-19”) pandemic, which are highly uncertain, cannot be predicted and will depend upon future developments, including the severity of COVID-19, the duration of the outbreak and potential resurgences, the duration of existing social distancing and shelter-in-place orders, further mitigation strategies taken by applicable government authorities, the availability of a vaccine, adequate testing and treatments and the prevalence of widespread immunity to COVID-19;

•	defaults on or non-renewal of leases by tenants;

•	our ability to collect rental revenue, expected rent deferral amounts and expected repayment periods;
•	our ability to satisfy the covenants in our existing and any future debt agreements, including the Credit Facility;
•	decreased rental rates or increased vacancy rates, including expected rent levels on acquired properties;

•	difficulties in identifying healthcare facilities to acquire and completing such acquisitions;

•	adverse economic or real estate conditions or developments, either nationally or in the markets in which our facilities are located;

•	our failure to generate sufficient cash flows to service our outstanding obligations;

•	fluctuations in interest rates and increased operating costs;
•	our failure to effectively hedge our interest rate risk;
•	our ability to satisfy our short and long-term liquidity requirements;

•	our ability to deploy the debt and equity capital we raise;

•	our ability to raise additional equity and debt capital on terms that are attractive or at all;

•	our ability to make distributions on shares of our common and preferred stock;
•	expectations regarding the timing and/or completion of any acquisition;

•	general volatility of the market price of our common and preferred stock;

•	changes in our business or our investment or financing strategy;
•	changes in our management internalization plans;

•	our dependence upon key personnel whose continued service is not guaranteed;

•	the ability of our external manager, Inter-American Management, LLC (the “Advisor”), to identify, hire and retain highly qualified personnel in the future;

•	the degree and nature of our competition;

•	changes in healthcare laws, governmental regulations, tax rates and similar matters;
•	changes in current healthcare and healthcare real estate trends;

•	changes in expected trends in Medicare, Medicaid and commercial insurance reimbursement trends;

•	competition for investment opportunities;

•	our failure to successfully integrate acquired healthcare facilities;
•	our expected tenant improvement expenditures;

•	changes in accounting policies generally accepted in the United States of America (“GAAP”);

•	lack of or insufficient amounts of insurance;

•	other factors affecting the real estate industry generally;
•	changes in the tax treatment of our distributions;

•	our failure to qualify and maintain our qualification as a real estate investment trust (“REIT”) for U.S. federal income tax purposes;
•	our ability to qualify for the safe harbors from the “100% Prohibited Transactions Tax” under the REIT rules with respect to our property dispositions; and

•	limitations imposed on our business and our ability to satisfy complex rules relating to REIT qualification for U.S. federal income tax purposes.

See Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2019 and Item 1A. Risk Factors in this Quarterly Report on Form 10-Q for further discussion of these and other risks, as well as the risks, uncertainties and other factors discussed in this Report and identified in other documents we may file with the SEC from time to time. You should carefully consider these risks before making any investment decisions in our company. New risks and uncertainties may also emerge from time to time that could materially and adversely affect us. While forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance. We disclaim any obligation to update or revise any forward-looking statement to reflect changes in underlying assumptions or factors, of new information, data or methods, future events or other changes after the date of this Report, except as required by applicable law. You should not place undue reliance on any forward-looking statements that are based on information currently available to us or the third parties making the forward-looking statements.

Overview

Global Medical REIT Inc. (the “Company,” “us,” “we,” or “our”) is an externally managed, Maryland corporation engaged primarily in the acquisition of purpose-built healthcare facilities and the leasing of those facilities to strong healthcare systems and physician groups with leading market share. The Company is externally managed and advised by the Advisor.

We elected to be taxed as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2016. We conduct our business through an umbrella partnership real estate investment trust, or UPREIT, structure in which our properties are owned by wholly owned subsidiaries of our operating partnership, Global Medical REIT L.P. (the “Operating Partnership”). Our wholly owned subsidiary, Global Medical REIT GP, LLC, is the sole general partner of our Operating Partnership and, as of March 31, 2020, we owned 92.15% of the outstanding common operating partnership units (“OP Units”) of our Operating Partnership.

Impact of COVID-19 and Business Outlook

The COVID-19 pandemic did not have a material impact on our results of operations, liquidity and capital resources as of and for the three months ended March 31, 2020. While we are still in the early stages of navigating the actual and potential impacts the pandemic will have on our tenants and our business, the sections below summarize management’s view of the potential impacts the COVID-19 pandemic may have on our future results of operations, liquidity and capital resources, and other various company-specific matters.

The COVID-19 outbreak and the measures taken by governmental authorities to contain its spread have resulted in substantial adverse effects on the U.S. economy, and specifically the healthcare industry. The full impact of COVID-19 on the U.S. economy and our tenants’ businesses and operations remains unknown, as the velocity of this economic slowdown and the subsequent job losses are unique and historical in many ways. While these events have already had a significant impact on the healthcare industry, we cannot reasonably estimate the duration and severity of such impact. However, we have been working with certain of our tenants that are experiencing significant disruptions in their businesses to help them navigate these uncertain times, including assisting our tenants in applying for government financial relief and, in certain limited circumstances, entering into rent deferral agreements. As of April 30, 2020, we estimate that $2 million of rent that ordinarily would have been collected over the months of April through July 2020 will be deferred and is now expected to be collected primarily over the period from July through December 2020. We also have entered into, or expect to enter into, other agreements with certain tenants whereby we have either (i) agreed to short-term rent reductions in exchange for extended lease terms or (ii) agreed to apply certain deposits or committed tenant improvement funds towards rent, the net effect of which is immaterial to our financial results. Because the extent of the impact of COVID-19 on our tenants will depend on future developments, there can be no assurance that our tenants will be able meet the requirements of these agreements, or that these tenants, or other tenants, may not seek additional relief in the future. The extent of the impact of COVID-19 on our liquidity and operational and financial performance will depend on, among other things, the ability of our tenants to resume regular operations, including performing elective procedures, and returning to normal patient volumes.

Many states have banned elective and non-urgent medical procedures during the COVID-19 pandemic. Given that many of our tenants depend on elective and non-urgent medical procedures as a major source of revenue, a prolonged ban on these procedures will have a material adverse effect on our tenants’ businesses. In addition, in response to the COVID-19 pandemic, local, state and federal agencies have instituted stay-at-home or shelter-in-place orders, which have resulted in many of our tenants experiencing significantly reduced patient volumes and, when such bans and restrictions are lifted, patients may be reluctant to undertake certain medical procedures and or tenants may institute social distancing measures, each of which may cause our tenants to experience decreased patient volumes for an extended period of time. Even with significant government financing programs available through the Coronavirus Aid, Relief, and. Economic Security Act (the “CARES Act”), our tenants may not be eligible to participate in such programs or there may be insufficient funds available to withstand a prolonged downturn in their businesses.

Although we have been able to acquire or place under contract approximately $130 million of 2020 acquisitions, the COVID-19 pandemic is having a significant negative impact on the real estate market and our current acquisition pipeline. A prolonged period of market disruption could have a material adverse effect on our acquisition growth.

As of April 30, 2020, we had cash balances and available capacity under our Credit Facility of approximately $70 million. We will seek to maximize our liquidity during current market conditions through cash from our operations and, when possible, managing the timing of property acquisitions. In addition, we believe that we could increase our indebtedness or issue equity to support our liquidity needs.

Our Business Objectives and Investment Strategy

Our principal business objective is to provide attractive, risk-adjusted returns to our stockholders through a combination of (i) reliable dividends and (ii) long-term capital appreciation. Our primary strategies to achieve our business objective are to:

•	construct a property portfolio that consists substantially of medical office buildings (MOBs), specialty hospitals, in-patient rehabilitation facilities (IRFs) and ambulatory surgery centers (ASCs), that are primarily located in secondary markets and are situated to take advantage of the aging of the U.S. population and the decentralization of healthcare;
•	focus on practice types that will be utilized by an aging population and are highly dependent on their purpose-built real estate to deliver core medical procedures, such as cardiovascular treatment, rehabilitation, eye surgery, gastroenterology, oncology treatment and orthopedics;
•	set aside a portion of our property portfolio for opportunistic acquisitions, including (i) certain acute-care hospitals and long-term acute care facilities (LTACs), that we believe provide premium, risk-adjusted returns and (ii) health system corporate office and administrative buildings, which we believe will help us develop relationships with larger health systems;
•	lease our facilities under long-term, triple-net leases with contractual annual rent escalations;
•	lease each facility to medical providers with a track record of successfully managing excellent clinical and profitable practices; and
•	receive credit protections from our tenants or their affiliates, including personal and corporate guarantees, rent reserves and rent coverage requirements.

Executive Summary

The following table summarizes the material changes in our business and operations during the periods presented:

	Three Months Ended March 31,
	2020	2019
	(in thousands, except per share and unit amounts)

Rental revenue	$21,533	$15,141
Depreciation and amortization expense	$7,757	$4,869
Interest expense	$4,378	$4,025
General and administrative expense	$1,839	$1,606

Net income attributable to common stockholders per share	$0.03	$0.02
FFO per share and unit(1)	$0.19	$0.17
AFFO per share and unit(1)	$0.20	$0.17
Dividends per share of common stock	$0.20	$0.20

Weighted average common stock outstanding	44,182	27,380
Weighted average OP Units outstanding	2,772	3,145
Weighted average LTIP Units outstanding	920	681
Total weighted average shares and units outstanding	47,874	31,206

(1)	See “—Non-GAAP Financial Measures,” for a description of our non-GAAP financial measures and a reconciliation of our non-GAAP financial measures.

	As of
	March 31, 2020	December 31, 2019
	(dollars in thousands)

Total investment in real estate, gross	$974,688	$905,529
Total debt, net	$464,491	$386,168
Weighted average interest rate	3.63%	3.90%
Total equity (including noncontrolling interest)	$438,790	$460,353
Net rentable square feet	3,122,582	2,780,851

Our Properties

As of March 31, 2020, our portfolio consisted of gross investment in real estate of $974.7 million, which was comprised of 72 facilities with an aggregate of approximately 3.1 million rentable square feet and approximately $76.4 million of annualized base rent.

Debt Activity

During the three months ended March 31, 2020, we borrowed $81.7 million under our Credit Facility and repaid $3.6 million, for a net amount borrowed of $78.1 million. As of March 31, 2020, the net outstanding Credit Facility balance was $425.8 million.

Recent Developments

2020 Completed Acquisitions

Since March 31, 2020, we have closed on the following property:

Property	City	Rentable Square Feet (RSF)	Purchase Price(1) (in thousands)	Annualized Base Rent(2) (in thousands)	Capitalization Rate(3)

Dumfries Health Center	Dumfries, VA	99,718	$19,250	$1,695	8.8%

(1)	Represents contractual purchase price.
(2)	Monthly base rent at acquisition multiplied by 12.
(3)	Capitalization rates are calculated based on current lease terms and do not give effect to future rent escalations.

In connection with the acquisition, we assumed a CMBS loan with an outstanding balance of approximately $12.1 million, an interest rate of 4.62% and a remaining term of four years.

Properties Under Contract

We have three properties under contract for an aggregate purchase price of approximately $45.1 million. We are currently in the due diligence period for our properties under contract. If we identify problems with any of these properties or the operator of any property during our due diligence review, we may not close the transaction on a timely basis or we may terminate the purchase agreement and not close the transaction.

COVID-19-Related Rent Deferral Agreements

Based on our current and expected rent deferral agreements, as of April 30, 2020, we estimate that $2 million of rent that ordinarily would have been collected over the months of April through July 2020 will be deferred and is now expected to be collected primarily over the period from July through December 2020. We also have entered into, or expect to enter into, other agreements with certain tenants whereby we have either (i) agreed to short-term rent reductions in exchange for extended lease terms or (ii) agreed to apply certain deposits or committed tenant improvement funds towards rent, the net effect of which is immaterial to our financial results. Because the extent of the impact of COVID-19 on our tenants will depend on future developments, there can be no assurance that our tenants will be able meet the requirements of these agreements, or that these tenants, or other tenants, may not seek additional relief in the future. See “Risk Factors — Our and our tenants’ businesses have been and may continue to be materially and adversely affected by the ongoing COVID-19 pandemic” for a description of the risks associated with our and our tenants’ businesses due to the COVID-19 pandemic.

Update on Management Internalization Transaction

At a meeting held on March 3, 2020, the Special Committee recommended to the Board, and the Board subsequently determined, that a management internalization transaction (an “Internalization Transaction”) was in the best interests of the Company’s stockholders, and that the Special Committee should move forward with negotiating an Internalization Transaction with our manager.  The Special Committee and our manager continue to negotiate the terms of an Internalization Transaction.  If an agreement is reached between the Special Committee and the manager, it must be approved by the Board and potentially by our stockholders.  The global effects of the COVID-19 pandemic have adversely impacted many international communications and transactions, including the timeline within which the Special Committee and the manager have been able to conduct the negotiation of the Internalization Transaction.

Trends Which May Influence Our Results of Operations

We believe the following trends may negatively impact our results of operations:

•	Decreases in our tenants’ patient volumes and revenues due to the COVID-19 pandemic – In March 2020, the World Health Organization declared the outbreak of COVID-19, a novel strain of coronavirus, a pandemic. This outbreak, which has spread widely throughout the U.S. and nearly all other regions of the world, has prompted federal, state and local governmental authorities in the U.S. to declare states of emergency and institute preventative measures to contain and/or mitigate the public health effects. Many states have banned elective and non-urgent medical procedures during the COVID-19 pandemic. Given that many of our tenants depend on elective and non-urgent medical procedures as a major source of revenue, a prolonged ban on these procedures will have a material adverse effect on our tenants’ businesses. In addition, in response to the COVID-19 pandemic, local, state and federal agencies have instituted stay-at-home or shelter-in-place orders, which have resulted in many our tenants experiencing significantly reduced patient volumes and when such bans and restrictions are lifted, patients may be reluctant to undertake certain medical procedures and our tenants may institute social distancing measures, each of which may cause our tenants to experience decreased patient volumes for an extended period of time. We have been working with certain of our tenants that are experiencing significant disruptions in their businesses to help them navigate these uncertain times, including assisting our tenants in applying for government financial relief and, in certain limited circumstances, rent deferrals. As of April 30, 2020, we estimate that $2 million of rent that ordinarily would have been collected over the months of April through July 2020 will be deferred and is now expected to be collected primarily over the period from July through December 2020. The Company has also entered into, or expects to enter into, other agreements with certain tenants whereby the Company has either (i) agreed to short-term rent reductions in exchange for extended lease terms or (ii) agreed to apply certain deposits or committed tenant improvement funds towards rent, the net effect of which is immaterial to the Company’s financial results. Because the extent of the impact of COVID-19 on the Company’s tenants will depend on future developments, there can be no assurance that the Company’s tenants will be able meet the requirements of these agreements, or that these tenants, or other tenants, may not seek additional relief in the future.

•	Fewer acquisition opportunities due to the COVID-19 pandemic. Although as of date of this report we have acquired or had under contract approximately $130 million of acquisitions in 2020, the COVID-19 pandemic has altered the market for healthcare real estate, and we have experienced a dramatic decrease in our investment pipeline. As we are operating under travel and shelter-in-place restrictions, we may be unable to achieve our acquisitions goals for 2020 or beyond.

•	Lower patient volumes and increased patient credit risks due to the U.S.’s record unemployment levels. The U.S. is currently experiencing historically high unemployment rates. Many unemployed workers have also lost their employer-based health insurance, which is a primary payor for our tenants. The extraordinarily high levels of U.S. unemployment and loss of health insurance may cause people to cancel or delay medical procedures even after the COVID-19 pandemic subsides, and it is unclear when, if ever, these workers will be able to regain employment or private health insurance. An extended period of high unemployment and loss of benefits could materially, adversely affect our tenants’ businesses and thus our ability to collect rent from our tenants.

•

Increase in cost and availability of capital due to COVID-19. The COVID-19 pandemic has caused substantial volatility in U.S. and international debt and equity markets and has caused significant decreases in the market prices of equity securities, including our common stock. Given these market movements, if we are able to raise equity capital in the near future, we expect such capital to be raised at a substantially higher cost of capital than existed prior to the COVID-19 pandemic. Additionally, as a result of the uncertainty surrounding the COVID-19 pandemic, many companies have drawn down the entirety of their credit facilities, which has put stress on lenders to conserve capital.

Although we believe we have sufficient liquidity to withstand the current expected disruption in the timing of our rental revenues, it is impossible to predict the magnitude and length of the COVID-19 pandemic. If the magnitude and length of the COVID-19 pandemic exceeds our current expectations, we may experience liquidity issues that we may or may not be able to solve through capital raising or borrowing efforts. If we are unable to resolve any potential liquidity issues through capital raising, borrowings, or cash management measures, we may be forced to suspend or reduce our dividends or sell assets in order to meet our liquidity requirements.

•	Changes in third party reimbursement methods and policies. Even prior to the COVID-19 pandemic, the price of healthcare services was increasing, and we believed that third-party payors, such as Medicare and commercial insurance companies, would continue to scrutinize and reduce the types of healthcare services eligible for, and the amounts of, reimbursement under their health insurance plans. Additionally, many employer-based insurance plans were continuing to increase the percentage of insurance premiums for which covered individuals are responsible. We expect these trends will only be exacerbated by the COVID-19 pandemic, as federal and state budgets are likely to be under tremendous stress due to the pandemic and private insurers are likely to incur substantial losses due to COVID-19-related claims and the downturn in the financial and credit markets. If these trends continue, our tenants’ businesses will continue to be negatively affected, which may impact their ability to pay rent to us.

Prior to the COVID-19 pandemic, we believed the following trends may positively impact our results of operations:

•	Growing healthcare expenditures. According to the U.S. Department of Health and Human Services, overall healthcare expenditures are expected to grow at an average rate of 5.5% per year through 2027. We believe the long-term growth in healthcare expenditures will help maintain or increase the value of our healthcare real estate portfolio.

•	An aging population. According to the 2010 U.S. Census, the segment of the population consisting of people 65 years or older comprise the fastest growing segment of the overall U.S. population. We believe this segment of the U.S. population will utilize many of the services provided at our healthcare facilities such as orthopedics, cardiac, gastroenterology and rehabilitation.
•	A continuing shift towards outpatient care. According to the American Hospital Association, patients are demanding more outpatient operations. We believe this shift in patient preference from inpatient to outpatient facilities will benefit our tenants as most of our properties consist of outpatient facilities.
•	Physician practice group and hospital consolidation. We believe the trend towards physician group consolidation will serve to strengthen the credit quality of our tenants if our tenants merge or are consolidated with larger health systems.

After the COVID-19 pandemic, it is unclear whether the above-listed positive trends will be reinstated or, if so, how such trends may be affected by the long-term effects of the COVID-19 pandemic.

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

Critical Accounting Policy

The preparation of financial statements in conformity with GAAP requires us to use judgment in the application of accounting policies, including making estimates and assumptions. We base estimates on the best information available to us at the time, our experience and on various other assumptions believed to be reasonable under the circumstances. These estimates affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If our judgment or interpretation of the facts and circumstances relating to various transactions or other matters had been different, it is possible that different accounting would have been applied, resulting in a different presentation of our financial statements. From time to time, we re-evaluate our estimates and assumptions. In the event estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current estimates and assumptions about matters that are inherently uncertain. Please refer to our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the Commission on March 9, 2020, for further information regarding the critical accounting policies that affect our more significant estimates and judgments used in the preparation of our condensed consolidated financial statements included in Part I, Item 1 of this Report.

Consolidated Results of Operations

The major factor that resulted in variances in our results of operations for each revenue and expense category for the three months ended March 31, 2020 compared to the same period in 2019 was the increase in the size of our property portfolio. Our total investments in real estate, net of accumulated depreciation and amortization, was $910.1 million and $633.2 million as of March 31, 2020 and 2019, respectively.

Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019

	Three Months Ended March 31,
	2020	2019	$ Change
	(in thousands)
Revenue
Rental revenue	$21,533	$15,141	$6,392
Other income	116	59	57
Total revenue	21,649	15,200	6,449

Expenses
General and administrative	1,839	1,606	233
Operating expenses	2,303	1,323	980
Management fees – related party	2,002	1,334	668
Depreciation expense	5,836	3,867	1,969
Amortization expense	1,921	1,002	919
Interest expense	4,378	4,025	353
Management internalization expense	504	-	504
Preacquisition fees	49	-	49
Total expenses	18,832	13,157	5,675
Net income	$2,817	$2,043	$774

Revenue

Total Revenue

Total revenue for the three months ended March 31, 2020 was $21.6 million, compared to $15.2 million for the same period in 2019, an increase of $6.4 million. The increase was primarily the result of rental revenue earned from the facilities that we acquired subsequent to March 31, 2019, as well as from the recognition of a full three months of rental revenue in 2020 from acquisitions that were completed during the three months ended March 31, 2019. Additionally, rental revenue for the three months ended March 31, 2020 and 2019 included $1.9 million and $1.3 million, respectively, in revenue that was recognized from expense recoveries.

Expenses

 General and Administrative

General and administrative expenses for the three months ended March 31, 2020 was $1.8 million, compared to $1.6 million for the same period in 2019, an increase of $0.2 million. The increase primarily related to an increase in non-cash LTIP compensation expense which was $0.9 million for the three months ended March 31, 2020, compared to $0.8 million for the same period in 2019.

Operating Expenses

Operating expenses for the three months ended March 31, 2020 was $2.3 million, compared to $1.3 million for the same period in 2019, an increase of $1.0 million. The increase resulted from $1.9 million of reimbursable property operating expenses incurred during the three months ended March 31, 2020, compared to $1.3 million for the same period in 2019, and $0.3 million of expense from properties that include tenants with gross leases.

Management Fee Expenses – related party

Management fee expense for the three months ended March 31, 2020 was $2.0 million, compared to $1.3 million for the same period in 2019, an increase of $0.7 million. This fee is calculated based on our stockholders’ equity balance and the increase in 2020 is the result of our larger stockholders’ equity balance as of March 31, 2020, reflecting the impact of our common stock issuances that were completed subsequent to the first quarter of 2019.

 Depreciation Expense

Depreciation expense for the three months ended March 31, 2020 was $5.8 million, compared to $3.9 million for the same period in 2019, an increase of $1.9 million. The increase resulted primarily from depreciation expense incurred on the facilities that we acquired subsequent to March 31, 2019, as well as from the recognition of a full three months of depreciation expense in 2020 from acquisitions that were completed during the three months ended March 31, 2019.

Amortization Expense

Amortization expense for the three months ended March 31, 2020 was $1.9 million, compared to $1.0 million for the same period in 2019, an increase of $0.9 million. The increase resulted primarily from amortization expense incurred on intangible assets acquired subsequent to March 31, 2019, as well as from the recognition of a full three months of amortization expense in 2020 from intangible assets recorded during the three months ended March 31, 2019.

Interest Expense

Interest expense for the three months ended March 31, 2020 was $4.4 million, compared to $4.0 million for the same period in 2019, an increase of $0.4 million. This increase was primarily due to higher average borrowings during the three months ended March 31, 2020, compared to the same period last year, the proceeds of which were used to finance our property acquisitions during that time period.

The weighted average interest rate of our debt for the three months ended March 31, 2020 was 3.81%. Additionally, the weighted average interest rate and term of our debt was 3.63% and 3.49 years at March 31, 2020.

Management Internalization Expense

Management internalization expense for the three months ended March 31, 2020 was $0.5 million, compared to zero for the same period in 2019. This expense represents costs associated with our potential internalization of management transaction.

Preacquisition Fees

Preacquisition fees for both the quarters ended March 31, 2020 and 2019 represent costs associated with acquisitions that the Company did not, or does not, expect to complete and therefore were expensed.

Net Income

Net income for three months ended March 31, 2020 was $2.8 million, compared to $2.0 million for the same period in 2019, an increase of $0.8 million. The increase resulted primarily from an increase in rental revenue over the current three-month period partially offset by the increase in expenses for that period.

Assets and Liabilities

As of March 31, 2020 and December 31, 2019, our principal assets consisted of investments in real estate, net, of $910.1 million and $849.0 million, respectively. Our liquid assets consisted primarily of cash and cash equivalents and restricted cash of $16.9 million and $7.2 million, as of March 31, 2020 and December 31, 2019, respectively.

 The increase in our investments in real estate, net, to $910.1 million as of March 31, 2020 compared to $849.0 million as of December 31, 2019, was the result of the four acquisitions that we completed during the three months ended March 31, 2020.

The increase in our cash and cash equivalents and restricted cash balances to $16.9 million as of March 31, 2020, compared to $7.2 million as of December 31, 2019, was primarily due to the net borrowings under our Credit Facility during the current period and an increase in cash provided by operating activities. These cash inflows were partially offset by cash paid to fund four acquisitions and the payment of dividends.

 The increase in our total liabilities to $517.4 million as of March 31, 2020 compared to $424.6 million as of December 31, 2019, was primarily the result of higher net borrowings outstanding from our Credit Facility of $425.8 million as of March 31, 2020 compared to $347.5 million as of December 31, 2019, partially offset by an increase in our net derivative liability balance as of March 31, 2020.

Liquidity and Capital Resources

General

Our short-term liquidity requirements include:

•	Interest expense and scheduled principal payments on outstanding indebtedness, which includes near term (during 2020) debt maturities of $7.2 million;
•	General and administrative expenses;
•	Operating expenses;
•	Management fees;
•	Property acquisitions and tenant improvements; and
•	the costs of a potential management internalization transaction.

In addition, we require funds for future distributions expected to be paid to our common and preferred stockholders and OP Unit and LTIP Unit holders in our Operating Partnership.

As of April 30, 2020, we had cash balances and available capacity under our Credit Facility of approximately $70 million. Our primary sources of cash include rent and reimbursements we collect from our tenants, borrowings under our Credit Facility, secured term loans and net proceeds received from equity issuances.

As of April 30, 2020, we estimate that $2 million of rent that ordinarily would have been collected during the months of April through July 2020, will be deferred and is now expected to be collected primarily over the period from July through December 2020. Assuming this level of rent deferrals, we believe we will be able to satisfy our short-term liquidity requirements through our existing cash and cash equivalents and cash flow from operations. In order to continue acquiring healthcare properties and to fund the potential management internalization transaction, we will need to continue to have access to debt and equity financing.

Our Credit Facility consists of a $200 million capacity Revolver, a $300 million Term Loan and a $150 million accordion. The term of our Credit Facility expires in August 2022, subject to a one-year extension option that we control. As of March 31, 2020, we had outstanding borrowings of $425.8 million under the Credit Facility, net.

We are subject to a number of financial covenants under our Credit Facility, including, among other things, (i) a maximum consolidated leverage ratio as of the end of each fiscal quarter of less than 0.60:1.00, (ii) a minimum fixed charge coverage ratio of 1.50:1.00, (iii) a minimum net worth of $203.8 million plus 75% of all net proceeds raised through equity offerings subsequent to March 31, 2018 (which, as of March 31, 2020, equaled $247.6 million) and (iv) a ratio of total secured recourse debt to total asset value of not greater than 0.10:1.00. Additionally, beginning at the end of fourth quarter of 2020, our distributions to common stockholders will be limited to an amount equal to 95% of our AFFO (our AFFO payout ratio). As of March 31, 2020, we were in compliance with all of the financial covenants contained in the Credit Facility.

We have analyzed the effect that our current expected rent deferrals may have on our ability to satisfy the financial covenants under our Credit Facility. Based on our analysis we do not believe these deferrals would have a material impact on our compliance with these financial covenants. However, if the amounts of our rent deferrals exceed our expectations and our tenants default on these deferral agreements with us, our ability to satisfy our Credit Facility covenants may be adversely affected.

We have entered into five interest rate swaps with three counterparties to hedge the LIBOR component of our interest rate risk related to the Term Loan. Together, these swaps fix the LIBOR component of the entire $300 million Term Loan on a weighted average basis at 2.17%. An aggregate of $200 million of the swaps mature in August 2024 and an additional $100 million matures in August 2023.

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

 Our long-term liquidity needs consist primarily of funds necessary to pay for acquisitions, capital and tenant improvements at our properties, scheduled debt maturities, general and administrative expenses, operating expenses, management fees, distributions, and the cost of internalization. We expect to satisfy our long-term liquidity needs through cash flow from operations, debt financing, sales of additional equity securities, the issuance of OP Units in connection with acquisitions of additional properties, proceeds from select property dispositions and joint venture transactions.

Cash Flow Information

 Net cash provided by operating activities for the three months ended March 31, 2020 was $12.3 million, compared with $6.1 million for the same period in 2019. The increase during the 2020 period was primarily due to increases in accounts payable and accrued expenses, net income, and depreciation and amortization expenses for the three months ended March 31, 2020 compared to the same period in 2019.

Net cash used in investing activities for the three months ended March 31, 2020 was $68.8 million, compared with $22.7 million for the same period in 2019. The increase during the 2020 period was primarily the result of more real estate investment activity in the 2020 period compared to the same period in 2019.

Net cash provided by financing activities for the three months ended March 31, 2020 was $66.2 million, compared with $15.0 million for the same period in 2018. The increase during the 2020 period was primarily due to the fact that the current period had net borrowings under our Credit Facility of $78.1 million compared to net repayments of $56.6 during the comparable period last year. The increase was partially offset by the fact that we had no equity offerings during the current period compared to net proceeds from equity offerings of $78.9 million during the comparable prior period.

Common Stock Dividends

Common stock dividend activity for the three months ended March 31, 2020 is summarized in the following table:

Date Announced	Record Date	Applicable Quarter	Payment Date	Dividend Amount(1)	Dividends per Share

December 13, 2019	December 26, 2019	Q4 2019	January 9, 2020	$9,541	$0.20
March 4, 2020	March 25, 2020	Q1 2020	April 9, 2020	$9,610	$0.20

(1)	Includes distributions on granted LTIP Units and OP Units.

During the three months ended March 31, 2020 and 2019, the Company paid total dividends on its common stock, LTIP Units and OP Units in the aggregate amount of $10.0 million and $5.8 million, respectively.

The amount of the dividends paid to the Company’s stockholders is determined by the Board and is dependent on a number of factors, including funds available for payment of dividends, the Company’s financial condition and capital expenditure requirements except that, in accordance with the Company’s organizational documents and Maryland law, the Company may not make dividend distributions that would: (i) cause it to be unable to pay its debts as they become due in the usual course of business; (ii) cause its total assets to be less than the sum of its total liabilities plus senior liquidation preferences; or (iii) jeopardize its ability to maintain its qualification as a REIT.

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

The quarterly dividend payment dates on the Series A Preferred Stock are January 31, April 30, July 31 and October 31 of each year. During each of the three month periods ended March 31, 2020 and 2019, the Company paid preferred dividends of $1,455.

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

In accordance with the National Association of Real Estate Investment Trusts’ (“NAREIT”) definition, FFO means net income or loss computed in accordance with GAAP before noncontrolling interests of holders of OP Units and LTIP Units, excluding gains (or losses) from sales of property and extraordinary items, less preferred stock dividends, plus real estate-related depreciation and amortization (excluding amortization of debt issuance costs and the amortization of above and below market leases), and after adjustments for unconsolidated partnerships and joint ventures. The Company did not record any adjustments for unconsolidated partnerships and joint ventures during the three months ended March 31, 2020 and 2019. Because FFO excludes real estate-related depreciation and amortization (other than amortization of debt issuance costs and above and below market lease amortization expense), the Company believes that FFO provides a performance measure that, when compared period-over-period, reflects the impact to operations from trends in occupancy rates, rental rates, operating costs, development activities and interest costs, providing perspective not immediately apparent from the closest GAAP measurement, net income or loss.

 AFFO is a non-GAAP measure used by many investors and analysts to measure a real estate company’s operating performance by removing the effect of items that do not reflect ongoing property operations. Management calculates AFFO by modifying the NAREIT computation of FFO by adjusting it for certain cash and non-cash items and certain recurring and non-recurring items. For the Company these items include recurring acquisition and disposition costs, loss on the extinguishment of debt, recurring straight line deferred rental revenue, recurring stock-based compensation expense, recurring amortization of above and below market leases, recurring amortization of debt issuance costs, recurring lease commissions, management internalization costs, and other items.

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

A reconciliation of FFO and AFFO for the three months ended March 31, 2020 and 2019 is as follows:

	Three Months Ended March 31,
	2020	2019
	(unaudited, in thousands except per share and unit amounts)

Net income	$2,817	$2,043
Less: Preferred stock dividends	(1,455)	(1,455)
Depreciation and amortization expense	7,757	4,869
FFO	$9,119	$5,457
Amortization of above market leases, net	247	219
Straight line deferred rental revenue	(1,557)	(1,366)
Stock-based compensation expense	922	771
Amortization of debt issuance costs and other	315	313
Management internalization expense	504	-
Preacquisition fees	49	-
AFFO	$9,599	$5,394

Net income attributable to common stockholders per share – basic and diluted	$0.03	$0.02
FFO per share and unit	$0.19	$0.17
AFFO per share and unit	$0.20	$0.17

Weighted Average Shares and Units Outstanding – basic and diluted	47,874	31,206

Weighted Average Shares and Units Outstanding:

Weighted Average Common Shares	44,182	27,380
Weighted Average OP Units	2,772	3,145
Weighted Average LTIP Units	920	681
Weighted Average Shares and Units Outstanding – basic and diluted	47,874	31,206

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

As of March 31, 2020, we had $129.5 million of unhedged borrowings outstanding under the Revolver (before the netting of unamortized debt issuance costs) that bears interest at a variable rate. See the “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Liquidity and Capital Resources” for a detailed discussion of our Credit Facility. At March 31, 2020, LIBOR on our outstanding floating-rate borrowings was 1.10%. Assuming no increase in the amount of our variable interest rate debt, if LIBOR increased 100 basis points, our cash flow would decrease by approximately $1.3 million annually. Assuming no increase in the amount of our variable rate debt, if LIBOR were reduced 100 basis points, our cash flow would increase by approximately $1.3 million annually.

Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve our objectives, we may borrow at fixed rates or variable rates. As of March 31, 2020, in total we had entered into five interest rate swaps with three counterparties to hedge the LIBOR component of our interest rate risk related to the Term Loan. Together, these swaps fix the LIBOR component of the entire $300 million Term Loan on a weighted average basis at 2.17%. See Note 4 – “Credit Facility, Notes Payable and Derivative Instruments” for further details on our interest rate swaps. We may enter into additional derivative financial instruments, including interest rate swaps and caps, in order to mitigate our interest rate risk on our future borrowings. We will not enter into derivative transactions for speculative purposes.

In addition to changes in interest rates, the value of our investments is subject to fluctuations based on changes in local and regional economic conditions and changes in the creditworthiness of tenants/operators and borrowers, which may affect our ability to refinance our debt if necessary.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act that are designed to ensure that information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to management, including the principal executive and financial officer as appropriate, to allow timely decisions regarding required disclosures. Our principal executive officer and principal financial officer evaluated the effectiveness of disclosure controls and procedures as of March 31, 2020 pursuant to Rule 13a-15(b) under the Exchange Act. Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this Report, the Company’s disclosure controls and procedures were effective to ensure that information required to be included in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

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

Item 1A. Risk Factors

The following supplements and updates the risk factors in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2019. Some statements in this Quarterly Report on Form 10-Q, including statements in the following risk factors, constitute forward-looking statements. Please refer to Part I, Item 2 of this Quarterly Report on Form 10-Q entitled “Special Note Regarding Forward-Looking Statements.”

Risks Related to Our Business

Our and our tenants’ businesses have been and may continue to be materially and adversely affected by the ongoing COVID-19 pandemic.

In March 2020, the World Health Organization declared the outbreak of COVID-19, a novel strain of coronavirus, a pandemic. This outbreak, which has spread widely throughout the U.S. and nearly all other regions of the world, has prompted federal, state and local governmental authorities in the U.S. to declare states of emergency and institute preventative measures to contain and/or mitigate the public health effects of COVID-19. These preventative measures, which include quarantines, shelter-in-place orders and similar mandates that substantially restrict daily activities for many individuals, as well as orders calling for the closure and/or curtailment of operations for many businesses, have caused and continue to cause significant disruption to businesses in affected areas, as well as the financial markets both globally and in the U.S.

Effect of the COVID-19 Pandemic on Our and Our Advisor’s Operations

In response to the COVID-19 pandemic and measures taken by applicable governmental authorities, in mid-March 2020, our Advisor began encouraging all of its employees at our corporate office to work remotely until further notice. While we believe these measures are advisable and in the best interests of our Advisor’s employees and communities, such measures, in combination with other factors, have caused disruptions to our normal operations and may continue to do so during the pendency of such measures. Additionally, certain of our service providers have instituted or may institute similar preventative measures, which could result in reductions in the availability, capacity and/or efficiency of the services upon which we depend for our operations. Further, in the event any of our Advisor’s employees, and/or employees of our service providers, contract COVID-19 or are otherwise compelled to self-quarantine, we may experience shortages in labor and services that we require for our operations. Also, remote work arrangements may increase the risk of cybersecurity incidents, data breaches or cyber-attacks, which could have a material adverse effect on our business and results of operations, due to, among other things, the loss of proprietary data, interruptions or delays in the operation of our business and damage to our reputation.

Effect of COVID-19 Pandemic on Our and Our Tenants’ Businesses.

We and our tenants have been, and may continue to be, materially and adversely affected by the disruptions to U.S. and local economies that result from the COVID-19 pandemic, including due to reduced volumes at our healthcare facilities. Many states have banned elective and non-urgent medical procedures indefinitely during the COVID-19 pandemic. Given that many of our tenants depend on elective and non-urgent medical procedures as a major source of revenue, this ban has had a material adverse effect on our tenants’ businesses and has affected, and may continue to affect, many of our tenants’ ability to pay rent to us on a timely basis. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments—COVID-19-Related Rent Deferral Agreements,” for a description of our COVID-19-related rent deferral agreements. A prolonged ban on elective medical procedures will have a material adverse effect on our and our tenants’ businesses and may lead to: (i) increased tenant rent deferrals, (ii) failure by tenants to comply with their current rent deferral agreements with us or (iii) tenant defaults. Also, when such bans are lifted, patients may be reluctant to undertake certain medical procedures and our tenants may institute social distancing measures, each of which may cause our tenants to experience decreased patient volumes for an extended period of time. Even with significant government financing programs available through the CARES Act, our tenants may not be eligible to participate in such programs or there may be insufficient funds available to withstand a prolonged downturn in their businesses.

The U.S. is currently experiencing historically high unemployment rates. Many of these unemployed workers have also lost their employer-based health insurance, which is a primary payor for our tenants. The extraordinarily high levels of U.S. unemployment and loss of health insurance may cause people to cancel or delay medical procedures even after the COVID-19 pandemic subsides, and it is unclear when, if ever, these workers will be able to regain employment or private health insurance. An extended period of high unemployment and loss of benefits could materially, adversely affect our tenants’ businesses and thus our ability to collect rent from our tenants.

Effect of the COVID-19 Pandemic on Our Access to Capital

The COVID-19 pandemic has caused substantial volatility in U.S. and international debt and equity markets and has caused significant decreases in the market prices of equity securities, including our common stock. The possibility of a prolonged recession or economic downturn could result in, among other things, diminished value of our real estate investments, including potential impairments, write downs or dispositions of real estate assets and an inability to access our Credit Facility, service or refinance our existing indebtedness or access the debt and equity capital markets on commercially reasonable terms or at all.

Effect of the COVID-19 Pandemic on our Acquisition Pipeline

The COVID-19 pandemic has altered the market for healthcare real estate, and we have experienced a dramatic decrease in our investment pipeline. As we are operating under travel and shelter-in-place restrictions, we may be unable to achieve our acquisitions goals for 2020 or beyond.

The declaration, amount and payment of future cash dividends are subject to uncertainty due to current market conditions.

All dividends will be declared at the discretion of our Board and will depend on our earnings, our financial condition, REIT distribution requirements, and other factors as our Board may deem relevant from time to time. The economic impacts resulting from the COVID-19 pandemic could adversely affect our ability to pay dividends. Our Board is under no obligation or requirement to declare a dividend distribution and will continue to assess our dividend rates on an ongoing basis, as market conditions and our financial position continue to evolve. We cannot assure you that we will achieve results that will allow us to pay dividends or that the level of dividends will be maintained to increased.

Ultimately, the overall effects of the COVID-19 pandemic on our and our tenants’ businesses, which are highly uncertain and cannot be predicted, will depend upon future developments, including the severity of COVID-19 and the duration of the outbreak and potential resurgences; the duration of existing social distancing and shelter-in-place orders; further mitigation strategies taken by applicable government authorities; the availability of a vaccine, adequate testing and treatments and the prevalence of widespread immunity to COVID-19; the impacts on our tenants’ supply chain; the health of our Advisor’s and our tenants’ employees, service providers; and the reactions of U.S. and global markets and their effects on consumer confidence and spending. Such adverse effects, however, may include lower patient volumes or reduced revenues of our tenants, an increase in rent deferral requests, requests to extend the repayment periods for deferred rent, or a failure by our tenants to pay rent to us, which may materially impact our business, financial condition, results of operation, our ability to pay distributions on our common and preferred stock and the market prices of our common and preferred stock during the second quarter of 2020 and beyond, as well as our ability to satisfy the covenants in our existing and any future debt agreements, including the Credit Facility, and service our outstanding indebtedness. The impact of COVID-19 may also exacerbate other risks discussed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the Commission on March 9, 2020, any of which could have a material effect on us.

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

GLOBAL MEDICAL REIT INC.

Dated: May 8, 2020	By:	/s/ Jeffrey M. Busch
Jeffrey M. Busch
Chief Executive Officer (Principal Executive Officer)

Dated: May 8, 2020	By:	/s/ Robert J. Kiernan
Robert J. Kiernan
Chief Financial Officer (Principal Financial and Accounting Officer)