Form 10-Q
period 2020-06-30
Global Medical REIT Inc.
filed 2020-08-07
CIK 1533615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ◻ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑   No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	◻	Accelerated filer	☑
Non-accelerated filer	◻	Smaller reporting company	☑
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

The number of shares of the registrant’s common stock outstanding at August 3, 2020 was 46,251,935.

PART I   FINANCIAL INFORMATION

GLOBAL MEDICAL REIT INC.

Condensed Consolidated Balance Sheets

(unaudited and in thousands, except par values)

	As of
	June 30, 2020	December 31, 2019

Assets
Investment in real estate:
Land	$104,316	$95,381
Building	755,807	693,533
Site improvements	11,593	9,912
Tenant improvements	41,891	33,909
Acquired lease intangible assets	83,269	72,794
	996,876	905,529
Less: accumulated depreciation and amortization	(73,979)	(56,503)
Investment in real estate, net	922,897	849,026
Cash and cash equivalents	8,392	2,765
Restricted cash	4,945	4,420
Tenant receivables	5,888	4,957
Due from related parties	124	50
Escrow deposits	3,301	3,417
Deferred assets	17,433	14,512
Derivative asset	-	2,194
Other assets	3,587	3,593
Total assets	$966,567	$884,934

Liabilities and Equity
Liabilities:
Credit Facility, net of unamortized debt issuance costs of $3,350 and $3,832 at June 30,2020 and December 31, 2019, respectively	$415,850	$347,518
Notes payable, net of unamortized debt issuance costs of $668 and $667 at June 30,2020 and December 31, 2019, respectively	50,610	38,650
Accounts payable and accrued expenses	8,836	5,069
Dividends payable	11,281	11,091
Security deposits and other	5,814	6,351
Due to related party	1,957	1,648
Derivative liability	21,495	8,685
Other liability	2,417	2,405
Acquired lease intangible liability, net	5,598	3,164
Total liabilities	523,858	424,581
Commitments and Contingencies
Equity:
Preferred stock, $0.001 par value, 10,000 shares authorized; 3,105 issued and outstanding at June 30, 2020 and December 31, 2019, respectively (liquidation preference of $77,625 at June 30, 2020 and December 31, 2019, respectively)	74,959	74,959
Common stock, $0.001 par value, 500,000 shares authorized; 46,252 shares and 43,806 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	46	44
Additional paid-in capital	462,607	433,330
Accumulated deficit	(88,037)	(71,389)
Accumulated other comprehensive loss	(21,654)	(6,674)
Total Global Medical REIT Inc. stockholders’ equity	427,921	430,270
Noncontrolling interest	14,788	30,083
Total equity	442,709	460,353
Total liabilities and equity	$966,567	$884,934

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL MEDICAL REIT INC.

Condensed Consolidated Statements of Operations

(unaudited and in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Revenue
Rental revenue	$22,036	$16,835	$43,569	$31,976
Other income	19	45	135	104
Total revenue	22,055	16,880	43,704	32,080

Expenses
General and administrative	1,643	1,640	3,482	3,246
Operating expenses	2,336	1,143	4,639	2,466
Management fees – related party	2,021	1,584	4,024	2,918
Depreciation expense	6,593	4,608	12,429	8,475
Amortization expense	2,348	1,255	4,269	2,257
Interest expense	4,375	4,132	8,752	8,157
Management internalization expense	920	—	1,424	—
Preacquisition expense	147	56	196	56
Total expenses	20,383	14,418	39,215	27,575

Net income	$1,672	$2,462	$4,489	$4,505
Less: Preferred stock dividends	(1,455)	(1,455)	(2,911)	(2,911)
Less: Net income attributable to noncontrolling interest	(13)	(103)	(120)	(162)
Net income attributable to common stockholders	$204	$904	$1,458	$1,432

Net income attributable to common stockholders per share – basic and diluted	$0.00	$0.03	$0.03	$0.05

Weighted average shares outstanding – basic and diluted	45,404	34,559	44,793	30,990

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL MEDICAL REIT INC.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(unaudited and in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Net income	$1,672	$2,462	$4,489	$4,505
Other comprehensive loss:
Decrease in fair value of interest rate swap agreements	(1,022)	(3,550)	(14,980)	(5,572)
Total other comprehensive loss	(1,022)	(3,550)	(14,980)	(5,572)
Comprehensive income (loss)	650	(1,088)	(10,491)	(1,067)
Less: Preferred stock dividends	(1,455)	(1,455)	(2,911)	(2,911)
Less: Comprehensive loss attributable to noncontrolling interest	50	260	928	402
Comprehensive loss attributable to common stockholders	$(755)	$(2,283)	$(12,474)	$(3,576)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL MEDICAL REIT INC.

Condensed Consolidated Statements of Equity

(unaudited and in thousands)

For the Six Months Ended June 30, 2020:

								Global
							Accumulated	Medical
					Additional		Other	REIT Inc.	Non-
	Common Stock		Preferred Stock		Paid-in	Accumulated	Comprehensive	Stockholders’	controlling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity	Interest	Equity
Balances, December 31, 2019	43,806	$44	3,105	$74,959	$433,330	$(71,389)	$(6,674)	$430,270	$30,083	$460,353
Net income	—	—	—	—	—	4,369	—	4,369	120	4,489
Issuance of shares of common stock, net	1,239	1	—	—	13,803	—	—	13,804	—	13,804
LTIP Units and OP Units redeemed for common stock	1,207	1	—	—	15,474	—	—	15,475	(15,475)	—
Change in fair value of interest rate swap agreements	—	—	—	—	—	—	(14,980)	(14,980)	—	(14,980)
Stock-based compensation expense	—	—	—	—	—	—	—	—	1,819	1,819
Dividends to common stockholders ($0.40 per share)	—	—	—	—	—	(18,106)	—	(18,106)	—	(18,106)
Dividends to preferred stockholders ($0.9375 per share)	—	—	—	—	—	(2,911)	—	(2,911)	—	(2,911)
Dividends to noncontrolling interest	—	—	—	—	—	—	—	—	(1,759)	(1,759)
Balances, June 30, 2020	46,252	$46	3,105	$74,959	$462,607	$(88,037)	$(21,654)	$427,921	$14,788	$442,709

For the Three Months Ended June 30, 2020:

								Global
							Accumulated	Medical
					Additional		Other	REIT Inc.	Non-
	Common Stock		Preferred Stock		Paid-in	Accumulated	Comprehensive	Stockholders’	controlling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity	Interest	Equity
Balances, March 31, 2020	44,278	$44	3,105	$74,959	$440,220	$(78,990)	$(20,632)	$415,601	$23,189	$438,790
Net income	—	—	—	—	—	1,659	—	1,659	13	1,672
Issuance of shares of common stock, net	1,239	1	—	—	13,803	—	—	13,804	—	13,804
LTIP Units and OP Units redeemed for common stock	735	1	—	—	8,584	—	—	8,585	(8,585)	—
Change in fair value of interest rate swap agreements	—	—	—	—	—	—	(1,022)	(1,022)	—	(1,022)
Stock-based compensation expense	—	—	—	—	—	—	—	—	897	897
Dividends to common stockholders ($0.20 per share)	—	—	—	—	—	(9,250)	—	(9,250)	—	(9,250)
Dividends to preferred stockholders ($0.46875 per share)	—	—	—	—	—	(1,456)	—	(1,456)	—	(1,456)
Dividends to noncontrolling interest	—	—	—	—	—	—	—	—	(726)	(726)
Balances, June 30, 2020	46,252	$46	3,105	$74,959	$462,607	$(88,037)	$(21,654)	$427,921	$14,788	$442,709

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL MEDICAL REIT INC.

Condensed Consolidated Statement of Equity - Continued

(unaudited and in thousands)

For the Six Months Ended June 30, 2019:

								Global
							Accumulated	Medical
					Additional		Other	REIT Inc.	Non-
	Common Stock		Preferred Stock		Paid-in	Accumulated	Comprehensive	Stockholders’	controlling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity	Interest	Equity
Balances, December 31, 2018	25,944	$26	3,105	$74,959	$243,038	$(45,007)	$(3,721)	$269,295	$30,455	$299,750
Net income	—	—	—	—	—	4,343	—	4,343	162	4,505
Issuance of shares of common stock, net	8,652	9	—	—	79,258	—	—	79,267	—	79,267
LTIP Units and OP Units redeemed for common stock	57	—	—	—	576	—	—	576	(576)	—
Change in fair value of interest rate swap agreements	—	—	—	—	—	—	(5,572)	(5,572)	—	(5,572)
Stock-based compensation expense	—	—	—	—	—	—	—	—	1,625	1,625
Dividends to common stockholders	—	—	—	—	—	(13,822)	—	(13,822)	—	(13,822)
Dividends to preferred stockholders	—	—	—	—	—	(2,911)	—	(2,911)	—	(2,911)
Dividends to noncontrolling interest	—	—	—	—	—	—	—	—	(1,745)	(1,745)
OP Units issued to third parties	—	—	—	—	—	—	—	—	506	506
Balances, June 30, 2019	34,653	$35	3,105	$74,959	$322,872	$(57,397)	$(9,293)	$331,176	$30,427	$361,603

For the Three Months Ended June 30, 2019:

								Global
							Accumulated	Medical
					Additional		Other	REIT Inc.	Non-
	Common Stock		Preferred Stock		Paid-in	Accumulated	Comprehensive	Stockholders’	controlling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity	Interest	Equity
Balances, March 31, 2019	34,555	$35	3,105	$74,959	$322,359	$(51,390)	$(5,743)	$340,220	$30,342	$370,562
Net income	—	—	—	—	—	2,359	—	2,359	103	2,462
Issuance of shares of common stock, net	98	—	—	—	513	—	—	513	—	513
LTIP Units and OP Units redeemed for common stock	—	—	—	—	—	—	—	—	—	—
Change in fair value of interest rate swap agreements	—	—	—	—	—	—	(3,550)	(3,550)	—	(3,550)
Stock-based compensation expense	—	—	—	—	—	—	—	—	854	854
Dividends to common stockholders	—	—	—	—	—	(6,911)	—	(6,911)	—	(6,911)
Dividends to preferred stockholders	—	—	—	—	—	(1,455)	—	(1,455)	—	(1,455)
Dividends to noncontrolling interest	—	—	—	—	—	—	—	—	(872)	(872)
Balances, June 30, 2019	34,653	$35	3,105	$74,959	$322,872	$(57,397)	$(9,293)	$331,176	$30,427	$361,603

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL MEDICAL REIT INC.

Condensed Consolidated Statements of Cash Flows

(unaudited and in thousands)

	Six Months Ended June 30,
	2020	2019
Operating activities
Net income	$4,489	$4,505
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	12,429	8,475
Amortization of acquired lease intangible assets	4,269	2,257
Amortization of above market leases, net	403	405
Amortization of debt issuance costs and other	634	651
Stock-based compensation expense	1,819	1,625
Capitalized preacquisition costs charged to expense	135	—
Reserve for uncollectible receivables	627	—
Other	46	70
Changes in operating assets and liabilities:
Tenant receivables	(1,558)	(1,030)
Deferred assets	(2,921)	(2,479)
Other assets	117	37
Accounts payable and accrued expenses	3,620	(22)
Security deposits and other	(536)	1,729
Accrued management fees due to related party	295	441
Net cash provided by operating activities	23,868	16,664

Investing activities
Purchase of land, buildings, and other tangible and intangible assets and liabilities	(76,057)	(115,472)
Escrow deposits for purchase of properties	500	(1,622)
Loans to related parties	(61)	(113)
Capital expenditures on existing real estate investments	(341)	(193)
Preacquisition costs	-	(74)
Net cash used in investing activities	(75,959)	(117,474)

Financing activities
Net proceeds received from common equity offerings	13,605	79,651
Escrow deposits required by third party lenders	(385)	(144)
Repayment of notes payable	(113)	(68)
Proceeds from Credit Facility	88,700	103,800
Repayment of Credit Facility	(20,850)	(64,600)
Payment of debt issuance costs	(128)	(422)
Dividends paid to common stockholders, and OP Unit and LTIP Unit holders	(19,675)	(13,467)
Dividends paid to preferred stockholders	(2,911)	(2,911)
Net cash provided by financing activities	58,243	101,839
Net increase in cash and cash equivalents and restricted cash	6,152	1,029
Cash and cash equivalents and restricted cash—beginning of period	7,185	4,843
Cash and cash equivalents and restricted cash—end of period	$13,337	$5,872

Supplemental cash flow information:
Cash payments for interest	$7,916	$7,521

Noncash financing and investing activities:
Accrued dividends payable	$11,281	$9,081
Interest rate swap agreements fair value change recognized in other comprehensive loss	$14,980	$5,572
LTIP Units and OP Units redeemed for common stock	$15,475	$576
CMBS loan assumed in connection with a facility acquisition	$12,074	$—
Accrued common stock offering costs	$70	$384
Initial recognition of lease liability related to right of use asset	$—	$3,143
OP Units issued for property acquisition	$—	$506

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL MEDICAL REIT INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

(in thousands, except per share amounts or as otherwise indicated)

Note 1 – Organization

Global Medical REIT Inc. (the “Company”) is a Maryland corporation engaged primarily in the acquisition of purpose-built healthcare facilities and the leasing of those facilities to strong healthcare systems and physician groups with leading market share. The Company is externally managed and advised by Inter-American Management LLC (the “Advisor”), a Delaware limited liability company and affiliate of the Company. As discussed in Note 11 - “Subsequent Events,” on July 9, 2020, the Company completed a management internalization transaction.

The Company holds its facilities and conducts its operations through a Delaware limited partnership subsidiary named Global Medical REIT L.P. (the “Operating Partnership”). The Company serves as the sole general partner of the Operating Partnership through a wholly-owned subsidiary of the Company named Global Medical REIT GP LLC, a Delaware limited liability company. As of June 30, 2020, the Company was the 93.81% limited partner of the Operating Partnership, with an aggregate of 6.19% of the Operating Partnership owned by holders of long-term incentive plan units (“LTIP Units”) and third-party limited partners who contributed properties or services to the Operating Partnership in exchange for common limited partnership units (“OP Units”).

Note 2 – Summary of Significant Accounting Policies

Basis of presentation

The accompanying condensed consolidated financial statements are unaudited and include the accounts of the Company, including the Operating Partnership and its wholly owned subsidiaries. The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures required for annual consolidated financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the accompanying condensed consolidated financial statements do not include all  the information and footnotes required by GAAP for complete consolidated financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2019. In the opinion of management, all adjustments of a normal and recurring nature necessary for a fair presentation of the condensed consolidated financial statements for the interim periods have been made.

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

The Company classifies noncontrolling interest as a component of consolidated equity on its Condensed Consolidated Balance Sheets, separate from the Company’s total equity. The Company’s net income or loss is allocated to noncontrolling interests based on the respective ownership percentage in the Operating Partnership associated with such noncontrolling interests and is removed from consolidated income or loss on the Condensed Consolidated Statements of Operations in order to derive net income or loss attributable to common stockholders. The noncontrolling ownership percentage is calculated by dividing the aggregate number of LTIP Units and OP Units by the total number of units and shares outstanding.

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and footnotes. Actual results could differ from those estimates.

Investment in Real Estate

The Company determines when an acquisition meets the definition of a business or alternatively should be accounted for as an asset acquisition in accordance with Accounting Standard Codification (“ASC”) Topic 805 “Business Combinations” (“ASC Topic 805”), which requires that, when substantially all of the fair value of an acquisition is concentrated in a single identifiable asset or a group of similar identifiable assets, the asset or group of similar identifiable assets does not meet the definition of a business and therefore is required to be accounted for as an asset acquisition. Transaction costs are capitalized for asset acquisitions and expensed as incurred for business combinations. All of our acquisitions for the six months ended June 30, 2020 and 2019 have been accounted for as asset acquisitions because substantially all of the fair value of the gross assets the Company acquired were concentrated in a single asset or group of similar identifiable assets.

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

Revenue Recognition

The Company’s operations primarily consist of rental revenue earned from tenants under leasing arrangements which provide for minimum rent and escalations. The leases have been accounted for as operating leases. For operating leases with contingent rental escalators, revenue is recorded based on the contractual cash rental payments due during the period. Revenue from leases with fixed annual rental escalators are recognized on a straight-line basis over the initial lease term, subject to a collectability assessment, with the difference between the contractual rental receipts and the straight-line amounts recorded as a “deferred rent receivable.” Additionally, the Company recognizes “expense recoveries” revenue, which represents revenue recognized related to tenant reimbursement of real estate taxes, insurance, and certain other operating expenses (“tenant reimbursements”). The Company recognizes these reimbursements and related expenses on a gross basis in its Condensed Consolidated Statements of Operations, i.e., the Company recognizes an equivalent increase in revenue (“expense recoveries”) and expense (“operating expenses”).

Cash and Cash Equivalents and Restricted Cash

The Company considers all demand deposits, cashier’s checks, money market accounts, and certificates of deposit with a maturity of three months or less to be cash equivalents. Amounts included in restricted cash represent (1) certain security deposits received from tenants at the inception of their leases; (2) cash required to be held by a third-party lender as a reserve for debt service; and (3) funds held by the Company related to tenant reimbursements. The following table provides a reconciliation of the Company’s cash and cash equivalents and restricted cash that sums to the total of those amounts at the end of the periods presented on the Company’s accompanying Condensed Consolidated Statements of Cash Flows:

	As of June 30,
	2020	2019
Cash and cash equivalents	$8,392	$3,216
Restricted cash	4,945	2,656
Total cash and cash equivalents and restricted cash	$13,337	$5,872

Tenant Receivables

The tenant receivable balance as of June 30, 2020 and December 31, 2019 was $5,888 and $4,957, respectively. The balance as of June 30, 2020 consisted of $2,272 in funds owed from the Company’s tenants for rent that the Company had earned but had not yet received, $1,221 of loans that were made to two of the Company’s tenants, $2,371 of tenant reimbursements, as well as $24 in miscellaneous receivables. The balance as of December 31, 2019 consisted of $1,428 in funds owed from the Company’s tenants for rent that the Company had earned but had not yet received, $1,062 of loans that were made to two of the Company’s tenants, $2,342 of tenant reimbursements, as well as $125 in miscellaneous receivables.

The Company adopted the provisions of ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326)” (“ASU 2016-03”) effective January 1, 2020.  Receivables arising from operating leases are not within the scope of Subtopic 326-20. Instead, impairment of these receivables should be accounted for in accordance with ASC Topic 842 “Leases” (“ASC Topic 842”).  The adoption of ASU 2016-03 did not have a material impact on the Company’s condensed consolidated financial statements or related disclosures.

The Company assesses the likelihood of losses resulting from tenant defaults, or the inability of tenants to make contractual rent and tenant recovery payments at each reporting date. The Company also monitors the liquidity and creditworthiness of its tenants and operators on a continuous basis. If the likelihood of a tenant paying its lease payments is determined to no longer be probable, all tenant receivables, including deferred rent, are written off against revenue and any future revenue for that tenant is recognized only upon receipt of cash. In addition, a portfolio level reserve is established on those leases that are probable of collection to ensure that the tenant lease receivables are not overstated.

Escrow Deposits

The escrow balance as of June 30, 2020 and December 31, 2019 was $3,301 and $3,417, respectively. Escrow deposits include funds held in escrow to be used for the acquisition of properties in the future and for the payment of taxes, insurance, and other amounts as stipulated by the Company’s Cantor Loan and the Dumfries Loan, as hereinafter defined.

Deferred Assets

The deferred assets balance as of June 30, 2020 and December 31, 2019 was $17,433 and $14,512, respectively. The balance as of June 30, 2020 consisted of $17,328 in deferred rent receivables resulting from the recognition of revenue from leases with fixed annual rental escalations on a straight-line basis and $105 of other deferred costs. The balance as of December 31, 2019 consisted of $14,204 in deferred rent receivables resulting from the recognition of revenue from leases with fixed annual rental escalations on a straight-line basis and $308 of other deferred costs.

Other Assets

The other assets balance as of June 30, 2020 and December 31, 2019 was $3,587 and $3,593, respectively. The balance as of June 30, 2020 consisted of $3,044 for a right of use asset (refer to Note 8 – “Leases” for additional details), $365 in capitalized preacquisition costs, and $178 in a prepaid asset. The balance as of December 31, 2019 consisted of $3,077 for a right of use asset, $223 in capitalized preacquisition costs, and $293 in a prepaid asset.

Security Deposits and Other

The security deposits and other liability balance as of June 30, 2020 and December 31, 2019 was $5,814 and $6,351, respectively. The balance as of June 30, 2020 consisted of security deposits of $4,533 and a tenant impound liability of $1,281 related to amounts owed for specific tenant expenses, such as real estate taxes and insurance. The balance as of December 31, 2019 consisted of security deposits of $4,968 and a tenant impound liability of $1,383 related to amounts owed for specific tenant expenses, such as real estate taxes and insurance.

Derivative Instruments - Interest Rate Swaps

As of June 30, 2020 and December 31, 2019, the Company’s liability balance related to interest rate swap derivative instruments that were designated as cash flow hedges of interest rate risk was $21,495 and $6,491, respectively. In accordance with the Company’s risk management strategy, the purpose of the interest rate swaps is to manage interest rate risk for certain of the Company’s variable-rate debt. The interest rate swaps involve the Company’s receipt of variable-rate amounts from three counterparties in exchange for the Company making fixed-rate payments over the life of the agreement. The Company accounts for derivative instruments in accordance with the provisions of ASC Topic 815, “Derivatives and Hedging.” Refer to Note 4 – “Credit Facility, Notes Payable and Derivative Instruments” for additional details.

Recent Accounting Pronouncements

Lease Modifications

Due to the business disruptions and challenges severely affecting the global economy caused by the COVID-19 pandemic, many lessors may be required to provide rent deferrals and other lease concessions to lessees. While the lease modification guidance in ASC Topic 842 addresses routine changes to lease terms resulting from negotiations between the lessee and the lessor, this guidance did not contemplate concessions being so rapidly executed to address the sudden liquidity constraints of some lessees arising from the COVID-19 pandemic. In April 2020, the Financial Accounting Standards Board (“FASB”) staff issued a question and answer document (the “Lease Modification Q&A”) focused on the application of lease accounting guidance to lease concessions provided as a result of the COVID-19 pandemic. Under existing lease guidance, the Company would have to determine, on a lease-by-lease basis, if a lease concession was the result of a new arrangement reached with the tenant (treated within the lease modification accounting framework) or if a lease concession was under the enforceable rights and obligations within the existing lease agreement (precluded from applying the lease modification accounting framework). The Lease Modification Q&A allows the Company, if certain criteria have been met, to bypass the lease-by-lease analysis, and instead elect to either apply the lease modification accounting framework or not, with such election applied consistently to leases with similar characteristics and similar circumstances. The Company has elected to apply such relief and will avail itself of the election to avoid performing a lease-by-lease analysis for the lease concessions that were (1) granted as relief due to the COVID-19 pandemic and (2) result in the cash flows remaining substantially the same or less. The Lease Modification Q&A has no material impact on the Company’s condensed consolidated financial statements as of and for the three and six months ended June 30, 2020. However, its future impact on the Company is dependent upon the extent of lease concessions granted to tenants as a result of the COVID-19 pandemic in future periods and the elections made by the Company at the time of entering such concessions.

Reference Rate Reform

During the six months ended June 30, 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-04, Reference Rate Reform (Topic 848) (“ASU 2020-04”). ASU 2020-04 contains practical expedients for reference rate reform-related activities that impact debt, leases, derivatives and other contracts. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. During the six months ended June 30, 2020, the Company has elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. The Company continues to evaluate the impact of the guidance and may apply other elections as applicable as additional changes in the market occur.

Note 3 – Property Portfolio

Summary of Properties Acquired During the Six Months Ended June 30, 2020

During the six months ended June 30, 2020 the Company completed five acquisitions. For each acquisition, substantially all of the fair value was concentrated in a single identifiable asset or group of similar identifiable assets and, therefore, each acquisition represents an asset acquisition. Accordingly, transaction costs for these acquisitions were capitalized.

A rollforward of the gross investment in land, building, improvements, and acquired lease intangible assets as of June 30, 2020 resulting from these acquisitions is as follows:

			Site	Tenant	Acquired Lease	Gross Investment in
	Land	Building	Improvements	Improvements	Intangible Assets	Real Estate
Balances as of December 31, 2019	$95,381	$693,533	$9,912	$33,909	$72,794	$905,529
Facility Acquired – Date Acquired:
High Point – 2/13/20	1,749	20,367	440	869	1,656	25,081
Clinton – 2/27/20	664	6,551	342	1,578	2,484	11,619
West Allis – 3/4/20	974	7,687	137	98	461	9,357
Grand Rapids – 3/20/20	2,947	17,341	470	450	1,582	22,790
Dumfries– 4/27/20	2,597	10,047	289	4,815	4,292	22,040
Capitalized costs(1)	4	281	3	172	—	460
Total Additions:	8,935	62,274	1,681	7,982	10,475	91,347
Balances as of June 30, 2020	$104,316	$755,807	$11,593	$41,891	$83,269	$996,876
(1)	Represents capital projects that were completed and placed in service during the six months ended June 30, 2020 related to the Company’s existing facilities.

Depreciation expense was $6,593 and $12,429 for the three and six months ended June 30, 2020, respectively, and $4,608 and $8,475 for the three and six months ended June 30, 2019, respectively.

As of June 30, 2020, the Company had aggregate capital improvement commitments and obligations to improve, expand, and maintain the Company’s existing facilities of approximately $19,400. Many of these amounts are subject to contingencies that make it difficult to predict when they will be utilized, if at all. In accordance with the terms of the Company’s leases, capital improvement obligations in the next twelve months could total up to approximately $7,300.

The following is a summary of the acquisitions completed during the six months ended June 30, 2020.

High Point Facility

On February 13, 2020, the Company purchased a medical office building located in High Point, North Carolina (the “High Point Facility”) for a purchase price of approximately $25.1 million. Upon closing, the Company assumed the existing lease of the High Point Facility with Wake Forest Health Network, LLC, as tenant. At acquisition, the lease had approximately three years remaining in the current term, exclusive of a tenant renewal option. The following table presents the details of the tangible and intangible assets acquired and liabilities assumed:

Land and site improvements	$2,189
Building and tenant improvements	21,236
In-place leases	1,207
Leasing costs	449
Total purchase price	$25,081

Clinton Facility

On February 27, 2020, the Company purchased a medical office building located in Clinton, Iowa (the “Clinton Facility”) for a purchase price of approximately $11.6 million.  Upon closing, the Company assumed the existing lease of the Clinton Facility with Mercy Medical Center – Clinton, Inc. d/b/a MercyOne Clinton Medical Center, as tenant. At acquisition, the lease had approximately four years remaining in the initial term, exclusive of a tenant renewal option. The following table presents the details of the tangible and intangible assets acquired and liabilities assumed:

Land and site improvements	$1,006
Building and tenant improvements	8,129
In-place leases	2,115
Leasing costs	369
Total purchase price	$11,619

West Allis Facility

On March 4, 2020, the Company purchased a medical office building located in West Allis, Wisconsin (the “West Allis Facility”) for a purchase price of approximately $9.1 million. Upon closing, the Company assumed the existing lease of the West Allis Facility with Columbia St. Mary’s Hospital Milwaukee, Inc., d/b/a Ascension Columbia St. Mary’s Hospital Milwaukee, as tenant. At acquisition, the lease had approximately four years remaining in the initial term, exclusive of renewal options. The following table presents the details of the tangible and intangible assets acquired and liabilities assumed:

Land and site improvements	$1,111
Building and tenant improvements	7,785
In-place leases	263
Leasing costs	198
Below-market lease intangibles	(264)
Total purchase price	$9,093

Grand Rapids Facilities

On March 20, 2020, the Company purchased a four-building medical office building portfolio located in the greater Grand Rapids, Michigan area (the “Grand Rapids Facilities”) for a total purchase price of approximately $22.7 million. Upon closing, the Company assumed 11 existing leases at the Grand Rapids Facilities (the “Grand Rapids Leases”). At acquisition, the Grand Rapids Leases had a weighted-average remaining term of five years, exclusive of tenant renewal options. The following table presents the details of the tangible and intangible assets acquired and liabilities assumed:

Land and site improvements	$3,417
Building and tenant improvements	17,791
In-place leases	761
Above-market lease intangibles	685
Leasing costs	136
Below-market lease intangibles	(125)
Total purchase price	$22,665

Dumfries Facility

On April 27, 2020, the Company purchased a medical office building located in Dumfries, Virginia (the “Dumfries Facility”) for a total purchase price of approximately $19.6 million. Upon closing, the Company assumed the existing lease at the Dumfries Facility (the “Dumfries Lease”). At acquisition, the Dumfries Lease had approximately nine and a half years left in the initial term, exclusive of tenant renewal options. The following table presents the details of the tangible and intangible assets acquired and liabilities assumed:

Land and site improvements	$2,886
Building and tenant improvements	14,862
In-place leases	3,255
Leasing costs	1,037
Below-market lease intangibles	(2,419)
Total purchase price	$19,621

In connection with this acquisition, the Company assumed an existing $12.1 million commercial mortgage-backed securities (“CMBS”) loan with an interest rate of 4.68% and a term of four years.

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

A rollforward of the gross investment in land, building, improvements, and acquired lease intangible assets as of December 31, 2019 resulting from these acquisitions is as follows:

			Site	Tenant	Acquired Lease	Gross Investment in
	Land	Building	Improvements	Improvements	Intangible Assets	Real Estate
Balances as of December 31, 2018	$63,710	$518,451	$6,880	$15,357	$43,152	$647,550
Facility Acquired – Date Acquired:
Zachary – 2/28/19	—	3,336	103	409	835	4,683
Gilbert and Chandler – 3/19/19	4,616	11,643	—	—	—	16,259
Las Vegas – 4/15/19	2,479	15,277	244	2,205	2,297	22,502
Oklahoma Northwest – 4/15/19	2,364	19,501	143	3,044	3,155	28,207
Mishawaka – 4/15/19	1,924	10,084	74	1,798	2,223	16,103
Surprise – 4/15/19	1,738	18,737	228	4,119	3,860	28,682
San Marcos – 7/12/19	2,322	6,934	126	404	2,188	11,974
Lansing – 8/1/19	1,202	7,681	185	667	1,633	11,368
Bannockburn – 8/5/19	763	3,566	132	1,134	1,382	6,977
Aurora – 8/6/19	1,521	7,446	308	603	2,679	12,557
Livonia – 8/14/19	980	7,629	201	442	1,340	10,592
Gilbert – 8/23/19	2,408	2,027	62	362	733	5,592
Morgantown – 9/26/19	883	5,286	373	506	902	7,950
Beaumont – 10/1/19	3,022	24,836	399	1,036	4,446	33,739
Bastrop – 10/25/19	1,975	8,436	64	276	1,314	12,065
Panama City – 10/31/19	1,559	8,682	220	1,036	1,479	12,976
Jacksonville – 11/15/19	1,023	7,846	—	—	—	8,869
Greenwood – 12/17/19	892	4,956	—	—	—	5,848
ASC Topic 842 Reclassification	—	—	—	—	(824)	(824)
Capitalized costs(1)	—	1,179	170	511	—	1,860
Total Additions:	31,671	175,082	3,032	18,552	29,642	257,979
Balances as of December 31, 2019	$95,381	$693,533	$9,912	$33,909	$72,794	$905,529
(1)	Represents capital projects that were completed and placed in service during the year ended December 31, 2019 related to the Company’s existing facilities.

The following is a summary of the acquisitions completed during the year ended December 31, 2019.

Zachary Facility

On February 28, 2019, the Company assumed the following leasehold interests in the real property located in Zachary, Louisiana for a purchase price of approximately $4.6 million: (i) the interest, as ground lessee, in an existing ground lease of the facility, with approximately 46 years remaining in the initial term with no extension options; and (ii) the interest, as landlord, in an existing lease of the facility with LTAC Hospital of Feliciana, LLC, as tenant. At acquisition, the lease had approximately 16 years remaining in the initial term, exclusive of tenant renewal options. The following table presents the details of the tangible and intangible assets acquired and liabilities assumed:

Land and site improvements	$103
Building and tenant improvements	3,745
In-place leases	305
Above-market lease intangibles	117
Leasing costs	413
Below-market lease intangibles	(34)
Total purchase price	$4,649

Gilbert and Chandler Facilities

On March 19, 2019, the Company purchased the following facilities located in Gilbert, Arizona and Chandler, Arizona for a total purchase price of approximately $16.3 million: (i) two medical office buildings located in Gilbert, Arizona and (ii) two medical office suites located in Chandler, Arizona (collectively, the “Gilbert and Chandler Facilities”). Upon the closing of the acquisition, the Company assumed the seller’s interest, as lessor, in two existing leases and entered into three new leases, as lessor, at the Gilbert and Chandler Facilities. At acquisition, the Gilbert and Chandler leases had a weighted average remaining lease term of 10.5 years, exclusive of tenant renewal options.

IRF Portfolio

On April 15, 2019, the Company purchased four in-patient rehabilitation facilities located in Las Vegas, Nevada; Surprise, Arizona; Oklahoma City, Oklahoma; and Mishawaka, Indiana (collectively, the “IRF Portfolio”) for a total purchase price of approximately $94.6 million. Upon the closing of the acquisition, the Company assumed the sellers’ interest, as lessor, in four existing leases at the properties (collectively, the “IRF Portfolio Leases”) with (i) Encompass Health (Las Vegas, Nevada facility); (ii) a joint venture between Cobalt Rehabilitation and Tenet Healthcare (the Surprise, Arizona facility); (iii) a joint venture between Mercy Health and Kindred Healthcare (the Oklahoma City, Oklahoma facility); and (iv) St. Joseph’s Health System (the Mishawaka, Indiana facility). At acquisition, the IRF Portfolio leases had a weighted average remaining lease term of approximately 8.3 years, exclusive of tenant renewal options. The following table presents the details of the tangible and intangible assets acquired and liabilities assumed:

			Oklahoma
	Las Vegas	Surprise	City	Mishawaka
Land and site improvements	$2,723	$1,966	$2,507	$1,998
Building and tenant improvements	17,482	22,856	22,545	11,882
In-place leases	1,778	1,845	1,890	1,465
Above-market lease intangibles	—	938	367	236
Leasing costs	519	1,077	898	522
Below-market lease intangibles	(863)	—	—	—
Total purchase price	$21,639	$28,682	$28,207	$16,103

San Marcos Facility

On July 12, 2019, the Company purchased a medical office building located in San Marcos, California (the “San Marcos Facility”) for a purchase price of approximately $12.0 million. Upon closing, the Company assumed the existing lease of the San Marcos Facility with California Cancer Associates for Research and Excellence, Inc., as tenant. At acquisition, the lease had eight years remaining in the initial term, exclusive of tenant renewal options.  The following table presents the details of the tangible and intangible assets acquired and liabilities assumed:

Land and site improvements	$2,448
Building and tenant improvements	7,338
In-place leases	698
Above-market lease intangibles	1,101
Leasing costs	389
Total purchase price	$11,974

Lansing Facilities

On August 1, 2019, the Company purchased the following real property and buildings thereon located in Lansing, Michigan for a total purchase price of approximately $11.1 million: (i) 3390 East Jolly Road; (ii) 3955 Patient Care Drive; and (iii) 3400 East Jolly Road (collectively, the “Lansing Facilities”). Upon closing, the Company assumed sellers’ interest, as lessor, in four existing leases and entered into two new leases at the Lansing Facilities (the “Lansing Leases”). At acquisition, the Lansing Leases had a weighted-average remaining term of 8.5 years, exclusive of tenant renewal options.  The following table presents the details of the tangible and intangible assets acquired and liabilities assumed:

Land and site improvements	$1,387
Building and tenant improvements	8,348
In-place leases	953
Above-market lease intangibles	130
Leasing costs	550
Below-market lease intangibles	(248)
Total purchase price	$11,120

Bannockburn Facility

On August 5, 2019, the Company purchased an office building located in Bannockburn, Illinois (the “Bannockburn Facility”) for a purchase price of approximately $6.8 million. Upon closing, the Company assumed seller’s interest, as lessor, in 14 existing leases at the Bannockburn Facility (the “Bannockburn Leases”). At acquisition, the Bannockburn Leases had a weighted-average remaining term of 6.3 years, exclusive of tenant renewal options. The following table presents the details of the tangible and intangible assets acquired and liabilities assumed:

Land and site improvements	$895
Building and tenant improvements	4,700
In-place leases	796
Above-market lease intangibles	250
Leasing costs	336
Below-market lease intangibles	(144)
Total purchase price	$6,833

Aurora Facility

On August 6, 2019, the Company purchased a medical office building located in Aurora, Illinois (the “Aurora Facility”) for a purchase price of approximately $12.6 million. Upon closing, the Company assumed the existing lease of the Aurora Facility with Dreyer Clinic Inc., as tenant (the “Dreyer Lease”). At acquisition, the Dreyer Lease had approximately six years remaining in the initial term, exclusive of tenant renewal options.  The following table presents the details of the tangible and intangible assets acquired and liabilities assumed:

Land and site improvements	$1,829
Building and tenant improvements	8,049
In-place leases	1,417
Above-market lease intangibles	861
Leasing costs	401
Total purchase price	$12,557

Livonia Facility

On August 14, 2019, the Company purchased a medical office building located in Livonia, Michigan (the “Livonia Facility”) for a purchase price of approximately $10.4 million. Upon closing, the Company assumed 10 existing leases at the Livonia Facility (the “Livonia Leases”). At acquisition, the Livonia Leases had a weighted-average remaining term of 3.2 years, exclusive of tenant renewal options.  The following table presents the details of the tangible and intangible assets acquired and liabilities assumed:

Land and site improvements	$1,181
Building and tenant improvements	8,071
In-place leases	1,252
Above-market lease intangibles	53
Leasing costs	35
Below-market lease intangibles	(236)
Total purchase price	$10,356

Gilbert Facility

On August 23, 2019, the Company purchased certain condominium units within two medical office buildings located in Gilbert, Arizona (the “Gilbert Facility”) for a total purchase price of approximately $5.6 million. Upon closing, the Company leased the Gilbert Facility to Covenant Surgical Partners, Inc., a Delaware corporation (the “Covenant Lease”). At acquisition, the Covenant Lease had approximately 10 years remaining in the initial term, exclusive of tenant renewal options.  The following table presents the details of the tangible and intangible assets acquired and liabilities assumed:

Land and site improvements	$2,470
Building and tenant improvements	2,389
In-place leases	121
Above-market lease intangibles	300
Leasing costs	312
Total purchase price	$5,592

Morgantown Facility

On September 26, 2019, the Company purchased a parcel of land and an office building that is being constructed thereon located in Morgantown, West Virginia (the “Morgantown Facility”) for a total purchase price of approximately $8.0 million. Upon closing, the Company assumed the existing lease of the Morgantown Facility with Urgent Care MSO, LLC, as tenant (the “Urgent Care Lease”). At acquisition, the Urgent Care Lease had approximately ten years remaining in the initial term, exclusive of tenant renewal options. The following table presents the details of the tangible and intangible assets acquired and liabilities assumed:

Land and site improvements	$1,256
Building and tenant improvements	5,792
In-place leases	457
Leasing costs	445
Total purchase price	$7,950

Beaumont Facility

On October 1, 2019, the Company purchased a medical office building located in Beaumont, Texas (the “Beaumont Facility”) for a total purchase price of approximately $33.7 million. Upon closing, the Company assumed the existing lease of the Beaumont Facility with The Medical Center of Southeast Texas, LP, as tenant (the “Medical Center Lease”). At acquisition, the Medical Center Lease had 10 years remaining in the initial term, exclusive of tenant renewal options. The following table presents the details of the tangible and intangible assets acquired and liabilities assumed:

Land and site improvements	$3,421
Building and tenant improvements	25,872
In-place leases	3,304
Leasing costs	1,142
Total purchase price	$33,739

Bastrop Facility

On October 25, 2019, the Company purchased a medical emergency center located in Bastrop, Texas (the “Bastrop Facility”) for a total purchase price of approximately $12.1 million. Upon closing, the Company assumed the existing lease of the Bastrop Facility with St. David’s Healthcare Partnership, L.P., LLP, as tenant (the “St. David’s Lease”). At acquisition, the St. David’s Lease had approximately five years remaining in the initial term, exclusive of tenant renewal options. The following table presents the details of the tangible and intangible assets acquired and liabilities assumed:

Land and site improvements	$2,039
Building and tenant improvements	8,712
In-place leases	990
Leasing costs	324
Total purchase price	$12,065

Panama City Facilities

On October 31, 2019, the Company purchased: (i) a medical office building located in Panama City, Florida (the “Panama City Facility”); (ii) a medical office building located in Panama City Beach, Florida (the “PCB Facility”); and (iii) a medical office building located in Chipley, Florida (the “Chipley Facility”) for a total purchase price of approximately $13.0 million. Upon closing, the Company assumed the existing leases with SCP Eye Care Services, LLC, as tenant (the “SCP Leases”), at the Panama City Facility, the PCB Facility and the Chipley Facility. At acquisition, the SCP Leases had approximately 15 years remaining in the initial term, exclusive of tenant renewal options. The following table presents the details of the tangible and intangible assets acquired and liabilities assumed:

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

Greenwood Facility

On December 17, 2019, the Company purchased a medical office building located in Greenwood, Indiana (the “Greenwood Facility”) for a purchase price of approximately $5.8 million. Upon closing, the Company assumed the existing leases of the Greenwood Facility with (i) Indiana Eye Clinic, LLC, as tenant, (ii) Glasshouse Optical, Inc., as tenant, and (iii) The Ambulatory Surgery Center at the Indiana Eye Clinic, LLC, as tenant. At acquisition, each lease had approximately 13 years remaining in the initial terms, exclusive of tenant renewal options. The following table presents the details of the tangible assets acquired:

Land and site improvements	$892
Building and tenant improvements	4,956
Total purchase price	$5,848

Intangible Assets and Liabilities

The following is a summary of the carrying amount of intangible assets and liabilities as of the dates presented:

	As of June 30, 2020
		Accumulated
	Cost	Amortization	Net
Assets
In-place leases	$47,031	$(10,847)	$36,184
Above market leases	12,932	(3,144)	9,788
Leasing costs	23,306	(4,731)	18,575
	$83,269	$(18,722)	$64,547
Liability
Below market leases	$6,670	$(1,072)	$5,598

	As of December 31, 2019
		Accumulated
	Cost	Amortization	Net
Assets
In-place leases	$39,429	$(7,851)	$31,578
Above market leases	12,246	(2,366)	9,880
Leasing costs	21,119	(3,458)	17,661
	$72,794	$(13,675)	$59,119
Liability
Below market leases	$3,861	$(697)	$3,164

The following is a summary of the acquired lease intangible amortization:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Amortization expense related to in-place leases	$1,663	$852	$2,996	$1,529
Amortization expense related to leasing costs	$685	$403	$1,273	$728
Decrease in rental revenue related to above market leases	$403	$279	$778	$552
Increase in rental revenue related to below market leases	$247	$89	$375	$147

As of June 30, 2020, scheduled future aggregate net amortization of the acquired lease intangible assets and liabilities for each year ended December 31 is listed below:

	Net Decrease	Net Increase
	in Revenue	in Expenses
2020 (six months remaining)	$(220)	$4,848
2021	(444)	9,077
2022	(462)	8,654
2023	(496)	7,740
2024	(302)	6,444
Thereafter	(2,266)	17,996
Total	$(4,190)	$54,759

As of June 30, 2020 the weighted average amortization periods for asset lease intangibles and liability lease intangibles were 5.71 years and 4.77 years, respectively.

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

The Operating Partnership is subject to a number of financial covenants under its Credit Facility, including, among other things, (i) a maximum consolidated leverage ratio as of the end of each fiscal quarter of less than 0.60:1.00, (ii) a minimum fixed charge coverage ratio of 1.50:1.00, (iii) a minimum net worth of $203.8 million plus 75% of all net proceeds raised through equity offerings subsequent to March 31, 2018 and (iv) a ratio of total secured recourse debt to total asset value of not greater than 0.10:1.00. Additionally, beginning at the end of fourth quarter of 2020, the Company’s distributions to common stockholders will be limited to an amount equal to 95% of its AFFO. As of June 30, 2020, the Company was in compliance with all of the financial and non-financial covenants contained in the Credit Facility.

During the six months ended June 30, 2020, the Company borrowed $88,700 under the Credit Facility and repaid $20,850, for a net amount borrowed of $67,850. During the six months ended June 30, 2019, the Company borrowed $103,800 under the Credit Facility and repaid $64,600 for a net amount borrowed of $39,200. Interest expense incurred on the Credit Facility was $3,476 and $7,061, for the three and six months ended June 30, 2020, respectively, and $3,313 and $6,552 for the three and six months ended June 30, 2019, respectively.

As of June 30, 2020 and December 31, 2019, the Company had the following outstanding borrowings under the Credit Facility:

	June 30, 2020	December 31, 2019
Revolver	$119,200	$51,350
Term Loan	300,000	300,000
Less: Unamortized debt issuance costs	(3,350)	(3,832)
Credit Facility, net	$415,850	$347,518

Costs incurred related to the Credit Facility, net of accumulated amortization, are netted against the Company’s “Credit Facility, net of unamortized debt issuance costs” balance in the accompanying Condensed Consolidated Balance Sheets. The Company paid $59 and $422 related to modifications to the Credit Facility as well as fees related to adding properties to the borrowing base during the six months ended June 30, 2020 and 2019, respectively. Amortization expense incurred was $272 and $541 for the three and six months ended June 30, 2020, respectively, and $291 and $560 for the three and six months ended June 30, 2019, respectively, and is included in the “Interest Expense” line item in the accompanying Condensed Consolidated Statements of Operations.

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

Notes Payable, Net of Debt Issuance Costs

The Company’s notes payable, net, includes three loans: (1) the Dumfries Loan, (2) the Cantor Loan, and (3) the West Mifflin Note, described in detail below. The following table sets forth the balances of these loans as of June 30, 2020 and December 31, 2019.

	June 30, 2020	December 31, 2019
Notes payable, gross	$51,549	$39,475
Less: Unamortized debt issuance costs	(668)	(667)
Cumulative principal repayments	(271)	(158)
Notes payable, net	$50,610	$38,650

Amortization expense incurred related to the debt issuance costs $35 and $68 for the three and six months ended June 30, 2020, respectively, and $33 and $66 for the three and six months ended June 30, 2019, respectively, and is included in the “Interest Expense” line item in the accompanying Condensed Consolidated Statements of Operations.

Dumfries Loan

On April 27, 2020, in connection with its acquisition of the Dumfries Facility, the Company, through its wholly-owned subsidiary GMR Dumfries LLC, assumed a CMBS loan with a principal amount of $12,074 (“the Dumfries Loan”). The Dumfries Loan has an annual interest rate of 4.68% and matures on June 1, 2024 with principal and interest payable monthly based on a ten year amortization schedule. The Company, at its option, may prepay the loan, subject to a prepayment premium. The Company made principal payments of $43 during the three and six months ended June 30, 2020. The loan balance as of June 30, 2020 was $12,031. Interest expense incurred on this loan was $46 for the three and six months ended June 30, 2020.

As of June 30, 2020, scheduled principal payments due for each year ended December 31 were as follows:

2020 (six months remaining)	$132
2021	275
2022	288
2023	302
2024	11,034
Total	$12,031

Cantor Loan

On March 31, 2016, through certain of its wholly owned subsidiaries (the “GMR Loan Subsidiaries”), the Company entered into a $32,097 CMBS loan (the “Cantor Loan”). The Cantor Loan has a maturity date of April 6, 2026 and an annual interest of 5.22%. The Cantor Loan requires interest-only payments through March 31, 2021 and thereafter principal and interest based on a 30-year amortization schedule. Prepayment can only occur within four months prior to the maturity date, subject to earlier defeasance.

The Cantor Loan is secured by the assets of the GMR Loan Subsidiaries and such subsidiaries are required to maintain a monthly debt service coverage ratio of 1.35:1.00.

The note balance as of June 30, 2020 and December 31, 2019 was $32,097. Interest expense incurred on this note was $479 and $902 for the three and six months ended June 30, 2020, respectively, and $423 and $842 for the three and six months ended June 30, 2019, respectively.

As of June 30, 2020, scheduled principal payments due for each year ended December 31 were as follows:

2020 (six months remaining)	$—
2021	282
2022	447
2023	471
2024	492
Thereafter	30,405
Total	$32,097

West Mifflin Note

On September 25, 2015, the Company, through its wholly-owned subsidiary GMR Pittsburgh LLC, as borrower, entered into a $7,378 term loan with Capital One. The note bears interest at 3.72% per annum and has a maturity date of September 25, 2020. The West Mifflin facility serves as collateral for the loan. The note requires a quarterly fixed charge coverage ratio of at least 1:1, a quarterly minimum debt yield of 0.09:1.00, and annualized Operator EBITDAR (as defined in the note) measured on a quarterly basis of not less than $6,000. The Operator is Associates in Ophthalmology, Ltd. and Associates Surgery Centers, LLC. The Company made principal payments of $70 during the six months ended June 30, 2020. The note balance as of June 30, 2020 and December 31, 2019 was $7,150 and $7,220, respectively. Interest expense incurred on this note was $67 and $135 for the three and six months ended June 30, 2020, respectively, and $72 and $138 for the three and six months ended June 30, 2019, respectively.

Derivative Instruments - Interest Rate Swaps

As of June 30, 2020, the Company had the following five interest rate swaps that are used to manage its interest rate risk and fix the LIBOR component of certain of its floating rate debt:

Counterparty	Notional Amount	Fixed LIBOR Rate	Maturity

BMO	$100 million	2.88%	August 2023
BMO	90 million	1.21%	August 2024
Truist Bank	40 million	1.21%	August 2024
Truist Bank	40 million	2.93%	August 2024
Citizens Bank, National Association	30 million	2.93%	August 2024
Total/Weighted Average	$300 million	2.17%

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

The Company’s interest rate swaps are not traded on an exchange. The Company’s interest rate swaps are recorded at fair value based on a variety of observable inputs including contractual terms, interest rate curves, yield curves, measure of volatility, and correlations of such inputs. The Company measures its derivatives at fair value on a recurring basis based on the expected size of future cash flows on a discounted basis and incorporating a measure of non-performance risk. The fair values are based on Level 2 inputs within the framework of ASC Topic 820, “Fair Value Measurement.” The Company considers its own credit risk, as well as the credit risk of its counterparties, when evaluating the fair value of its derivative instruments.

The fair value of the Company’s interest rate swaps was a net liability of $21,495 and $6,491 as of June 30, 2020 and December 31, 2019, respectively. The gross balances are included in the “Derivative Asset’ and “Derivative Liability” line items on the Company’s Condensed Consolidated Balance Sheets as of June 30, 2020 and December 31, 2019, respectively.

The table below details the components of the loss presented on the accompanying Condensed Consolidated Statements of Comprehensive (Loss) Income recognized on the Company’s interest rate swaps designated as cash flow hedges for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Amount of loss recognized in other comprehensive loss	$2,298	$3,752	$16,765	$5,956
Amount of loss reclassified from accumulated other comprehensive loss into interest expense	(1,276)	(202)	(1,785)	(384)
Total change in accumulated other comprehensive loss	$1,022	$3,550	$14,980	$5,572

During the next twelve months, the Company estimates that an additional $6,153 will be reclassified as an increase to interest expense. Additionally, during the three and six months ended June 30, 2020, the Company recorded total interest expense in its Condensed Consolidated Statements of Operations of $4,375 and $8,752.

Weighted-Average Interest Rate and Term

The weighted average interest rate and term of the Company’s debt was 3.46% and 3.27 years at June 30, 2020, compared to 3.90% and 3.76 years as of December 31, 2019.

Note 5 – Equity

Preferred Stock

The Company’s charter authorizes the issuance of 10,000 shares of preferred stock, par value $0.001 per share. As of June 30, 2020 and December 31, 2019, there were 3,105 shares of Series A Cumulative Redeemable Preferred Stock (“Series A Preferred Stock”), issued and outstanding. The Series A Preferred Stock has a liquidation preference of $25 per share.

Preferred stock dividend activity for the six months ended June 30, 2020 is summarized in the following table:

		Applicable		Quarterly		Dividends
Date Announced	Record Date	Quarter	Payment Date	Dividend		per Share

December 13, 2019	January 15, 2020	Q4 2019	January 31, 2020	$1,455		$0.46875
March 4, 2020	April 15, 2020	Q1 2020	April 30, 2020	$1,455		$0.46875
June 12, 2020	July 15, 2020	Q2 2020	July 31, 2020	$1,455	(1)	$0.46875
(1)	Two months of this amount, equal to $970, was accrued at June 30, 2020.

The holders of the Series A Preferred Stock are entitled to receive dividend payments only when, as and if declared by the Company’s board of directors (the “Board”) (or a duly authorized committee of the Board). Dividends will accrue or be payable in cash from the original issue date, on a cumulative basis, quarterly in arrears on each dividend payment date at a fixed rate per annum equal to 7.50% of the liquidation preference of $25.00 per share (equivalent to $1.875 per share on an annual basis). Dividends on the Series A Preferred Stock will be cumulative and will accrue whether or not (i) funds are legally available for the payment of those dividends, (ii) the Company has earnings or (iii) those dividends are declared by the Board. The quarterly dividend payment dates on the Series A Preferred Stock are January 31, April 30, July 31 and October 31 of each year. During each of the six-month periods ended June 30, 2020 and 2019, the Company paid preferred dividends of $2,911.

Common Stock

The Company has 500,000 authorized shares of common stock, $0.001 par value. As of June 30, 2020 and December 31, 2019, there were 46,252 and 43,806 outstanding shares of common stock, respectively.

Common stock dividend activity for the six months ended June 30, 2020 is summarized in the following table:

		Applicable		Dividend	Dividends
Date Announced	Record Date	Quarter	Payment Date	Amount(1)	per Share

December 13, 2019	December 26, 2019	Q4 2019	January 9, 2020	$9,541	$0.20
March 4, 2020	March 25, 2020	Q1 2020	April 9, 2020	$9,610	$0.20
June 12, 2020	June 25, 2020	Q2 2020	July 9, 2020	$9,861	$0.20
(1)	Includes distributions on granted LTIP Units and OP Units.

During the six months ended June 30, 2020 and 2019, the Company paid total dividends on its common stock, LTIP Units and OP Units in the aggregate amount of $19,675 and $13,467, respectively.

As of June 30, 2020 and December 31, 2019, the Company had an accrued dividend balance of $450 and $580 for dividends payable on the aggregate annual and long-term LTIP Units that are subject to retroactive receipt of dividends on the amount of LTIP Units ultimately earned. During the six months ended June 30, 2020, $394 of dividends were accrued and $524 of dividends were paid related to these units. During the six months ended June 30, 2019, $182 of dividends were accrued and $86 of dividends were paid related to these units.

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

OP Units

During the six months ended June 30, 2020, three OP Unit holders redeemed an aggregate of 1,185 OP Units for shares of the Company’s common stock with an aggregate redemption value of $15,245. During the year ended December 31, 2019, the Company issued an aggregate of 49 OP Units with a value of $506 in connection with a facility acquisition. Additionally, during the year ended December 31, 2019, two OP Unit holders redeemed an aggregate of 51 OP Units for shares of the Company’s common stock with an aggregate redemption value of $519. As of June 30, 2020 and December 31, 2019, there were 1,958 and 3,143 OP Units issued and outstanding, respectively, with an aggregate value of $12,636 and $27,881, respectively. The OP Unit value at issuance and redemption is based on the Company’s closing share price on the date of the respective transaction and is included as a component of noncontrolling interest equity in the Company’s Condensed Consolidated Balance Sheets as of June 30, 2020 and December 31, 2019. The Company has sufficient shares of common stock authorized pursuant to its charter to cover the redemption of outstanding OP Units.

Note 6 – Related Party Transactions

Management Agreement

Upon completion of the Company’s initial public offering on July 1, 2016, the Company and the Advisor entered into an amended and restated management agreement (the “Management Agreement”). Certain material terms of the Management Agreement are summarized in the section titled “Business — Our Advisor and our Management Agreement,” contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 9, 2020. As discussed in Note 11-”Subsequent Events,” on July 9, 2020 , the Company completed a management internalization transaction (the “Internalization”) by acquiring all the outstanding shares of capital stock of the parent company of our Advisor for a purchase price of $17.6 million, after working capital adjustments.

Management Fees and Accrued Management Fees

The Company’s management fee to the Advisor is calculated in accordance with the terms of the Management Agreement which requires an annual base management fee equal to 1.5% of our stockholders’ equity (as defined in the Management Agreement). For the three and six months ended June 30, 2020, management fees of $2,021 and $4,024, respectively, were incurred and expensed by the Company. For the three and six months ended June 30, 2019, management fees of $1,584 and $2,918, respectively, were incurred and expensed by the Company. Accrued management fees due to the Advisor were $2,021 and $1,727 as of June 30, 2020 and December 31, 2019, respectively. No incentive management fee was incurred by the Company during the three and six months ended June 30, 2020 or 2019.

Related Party Balances

A rollforward of the due from related parties and due to related party balance, net, as of June 30, 2020 is as follows:

	Due From
	Related Parties	Due to Related Party,Net
		Other
	Funds for	Mgmt.Fees	Funds due	Due to
	Various	due to	from	Related
	Purposes	Advisor	Advisor	Party, net
Balance as of January 1, 2020	$50	$(1,727)	79	$(1,648)
Management fee expense incurred	—	(4,024)	—	(4,024)
Management fees paid to Advisor	—	3,730	—	3,730
Loans to Advisor	—	—	(15)	(15)
Loan to related parties	74	—	—	—
Balance as of June 30, 2020	$124	$(2,021)	64	$(1,957)

Note 7 – Stock-Based Compensation

2016 Equity Incentive Plan

The 2016 Equity Incentive Plan, as amended (the “Plan”), is intended to assist the Company and its affiliates in recruiting and retaining employees, members of the Board, executive officers of the Company, and individuals who provide services to the Company and its affiliates.

The Plan is intended to permit the grant of both qualifying and non-qualified options and the grant of stock appreciation rights, restricted stock, unrestricted stock, awards of restricted stock units, performance awards and other equity-based awards (including LTIP Units). Based on the grants outstanding as of June 30, 2020, there are 1,070 shares of common stock that remain available to be granted under the Plan. Units subject to awards under the Plan that are forfeited, cancelled, lapsed, settled in cash or otherwise expired (excluding shares withheld to satisfy exercise prices or tax withholding obligations) are available for grant.

Time-Based Grants

On March 3, 3020, unless otherwise noted, pursuant to the recommendation of the Compensation Committee of the Board (the “Compensation Committee”), the Board approved the following LTIP Unit activity:

●	Determined that 169,169 LTIP Units were earned in accordance with the terms of the previously disclosed 2017 long-term performance award agreements. Of these units, 154,903 were approved by the Board on March 3, 2020 and vested 50% on March 3, 2020, the determination date, and 50% vest on March 3, 2021. The remaining 14,266 of these units were approved by the Board on May 12, 2020 and vested 50% on May 12, 2020, the determination date, and 50% vest on May 12, 2021.
●	Determined that 146,938 LTIP Units were earned in accordance with the terms of the previously disclosed 2019 annual award agreements. These units vested 50% on March 3, 2020, the determination date, and 50% vest on March 3, 2021.

●	Granted 42,726 LTIP Units in connection with the 2020 Long-Term Incentive Plan. These grants were valued based on the Company’s closing common stock price on the March 3, 2020 date of grant of $14.34 and vest in equal one-third increments on each of March 3, 2021, March 3, 2022, and March 3, 2023.

A detail of the Company’s outstanding time based LTIP Units as of June 30, 2020 is as follows:

Vested units	805
Unvested units	290
LTIP Units outstanding as of June 30, 2020	1,095

Performance Based Awards

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

A detail of the Company’s Long-Term Awards under the 2017, 2018 and 2019 programs, and the Annual Awards and Long-Term Awards under the 2020 program as of June 30, 2020 is as follows:

2017 Long-Term Awards (1)	11
2018 Long-Term Awards	110
2019 Long-Term Awards	82
2020 Annual Awards (2)	196
2020 Long-Term Awards (3)	70
Total target performance awards as of June 30, 2020	469
(1)	Represents awards that were not earned as of June 30, 2020.
(2)	Approved by the Board on March 17, 2020. The number of target LTIP Units was based on the closing price of the Company’s common stock reported on the New York Stock Exchange (“NYSE”) on that date.
(3)	Approved by the Board on March 3, 2020. The number of target LTIP Units was based on the fair value of the Long-Term Awards as determined by an independent valuation consultant.

Annual Awards. The Annual Awards are subject to the terms and conditions of LTIP Annual Award Agreements (“LTIP Annual Award Agreements”) between the Company and each grantee.

The Compensation Committee and Board established performance goals for the year ended December 31, 2020, as set forth in Exhibit A to the 2020 LTIP Annual Award Agreements (the “Performance Goals”) that will be used to determine the number of LTIP Units earned by each grantee. As of June 30, 2020, management estimated that the Performance Goals would be met at a 100% level and, accordingly, estimated that 100% of the 2020 program target Annual Awards were expected to be earned at the end of the performance period. Cumulative stock-based compensation expense during the three and six months ended June 30, 2020 reflects management’s estimate that 100% of these awards will be earned. As soon as reasonably practicable following the first anniversary of the Annual Awards grant date, the Compensation Committee and Board will determine the extent to which the Company has achieved each of the Performance Goals (expressed as a percentage) and, based on such determination, will calculate the number of LTIP Units that each grantee is entitled to receive. Each grantee may earn up to 150% of the number of his/her target LTIP Units. Any 2020 Annual Award LTIP Units that are not earned will be forfeited and cancelled.

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

Long-Term Awards. The Long-Term Awards are subject to the terms and conditions of their related LTIP Long-Term Award Agreements (collectively the “LTIP Long-Term Award Agreements”) between the Company and each grantee. The number of LTIP Units that each grantee is entitled to earn under the LTIP Long-Term Award Agreements will be determined following the conclusion of a three-year performance period based on the Company’s total stockholder return (“TSR”), which is determined based on a combination of appreciation in stock price and dividends paid during the performance period. Each grantee may earn up to 200% of the number of target LTIP Units covered by the grantee’s Long-Term Award. Any target LTIP Units that are not earned will be forfeited and cancelled. The number of LTIP Units earned under the Long-Term Awards will be determined as soon as reasonably practicable following the end of the applicable three-year performance period based on the Company’s TSR on an absolute basis (as to 75% of the Long-Term Award) and relative to the SNL Healthcare REIT Index (as to 25% of the Long-Term Award).

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

Below are details regarding certain of the assumptions for the Long-Term Awards using Monte Carlo simulations:

	2020 Long-Term	2019 Long-Term	2018 Long-Term	2017 Long-Term
	Awards	Awards	Awards	Awards

Fair value	$13.47	$10.07	$8.86	$8.86
Target awards	70	82	110	96
Volatility	28.75%	31.7%	33.8%	33.8% - 35.4%
Risk-free rate	0.72%	2.5%	2.6%	2.4% - 2.6%
Dividend assumption	reinvested	reinvested	reinvested	reinvested
Expected term in years	3	3	2.7	1.7 – 2.7

The Company incurred stock compensation expense of $897 and $1,819, for the three and six months ended June 30, 2020, respectively, and $854 and $1,625, for the three and six months ended June 30, 2019, respectively, related to the grants awarded under the Plan. Compensation expense is included within “General and Administrative” expense in the Company’s Condensed Consolidated Statements of Operations.

As of June 30, 2020, total unamortized compensation expense related to these awards of approximately $4.3 million is expected to be recognized over a weighted average remaining period of 1.6 years.

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

The Company recognized $22,036 and $43,569 of rental and other revenues related to operating lease payments for the three and six months ended June 30, 2020, respectively. Of these amounts $1,125 and $2,602 were for variable lease payments related to expense recoveries for the three and six months ended June 30, 2020, respectively. The aggregate annual cash to be received by the Company on the noncancelable operating leases related to its portfolio as of June 30, 2020 is as follows for the subsequent years ended December 31:

2020 (six months remaining)	$39,302
2021	76,642
2022	75,216
2023	72,568
2024	66,745
Thereafter	373,051
Total	$703,524

Information as Lessee Under ASC Topic 842

The Company has six buildings located on land that is subject to operating ground leases with a weighted average remaining term of approximately 24 years. Rental payments on these leases are adjusted periodically based on either the CPI or on a pre-determined schedule. The monthly payments on a pre-determined schedule are recognized on a straight-line basis over the terms of the respective leases. Changes in the CPI are not estimated as part of our measurement of straight-line rental expense. The Company used a weighted average discount rate of approximately 4.4%, which was derived, using a portfolio approach, from our assessment of the credit quality of the Company and adjusted to reflect secured borrowing, estimated yield curves and long-term spread adjustments over appropriate tenors. Some of the Company’s ground leases contain extension options and, where we determined it was reasonably certain that an extension would occur, they were included in our calculation of the right of use asset and liability. The Company recognized approximately $39 and $81 of ground lease expense, of which $18 and $34 was paid in cash, during the three and six months ended June 30, 2020.

The following table sets forth the undiscounted cash flows of our scheduled obligations for future lease payments on operating ground leases at June 30, 2020, and a reconciliation of those cash flows to the operating lease liability at June 30, 2020:

2020 (six months remaining)	$58
2021	116
2022	116
2023	120
2024	125
Thereafter	4,351
Total	4,886
Discount	(2,469)
Lease liability	$2,417

Note 9 – Rent Concentration

The Company’s facilities with a concentration of rental revenue of 5% or greater for any period presented is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Facility	2020	2019	2020	2019

Encompass	8%	10%	8%	10%
Belpre	6	8	7	9
OCOM	5	7	5	7
Sherman	4	5	4	5
Austin	4	5	4	5
East Dallas	3	4	3	5
Aggregate of all other facilities	70	61	69	59
Total	100%	100%	100%	100%

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

Note 11 – Subsequent Events

Management Internalization Transaction

On July 9, 2020, the Company completed the Internalization by acquiring all the outstanding shares of capital stock of the parent company of our Advisor for a purchase price of $17.6 million, after working capital adjustments. A special committee of the Board of Directors, consisting solely of independent and disinterested directors (the “Special Committee”), negotiated the terms of the Internalization on behalf of the Company. The Internalization was unanimously approved by the Special Committee, and, upon recommendation by the Special Committee, by the Company’s independent and disinterested directors.

Closing of Credit Facility Accordion and Related Hedge Transaction

On July 24, 2020, the Company received aggregate commitments of up to $100 million from certain of its lenders pursuant to the accordion feature (the “Accordion”) under its Credit Facility. The Subsidiary Guarantors and the Company are guarantors of the obligations under the Accordion. The amount available to borrow from time to time under the Accordion is limited according to a quarterly borrowing base valuation of certain properties owned by the Subsidiary Guarantors. The remaining terms of the Credit Facility were unchanged. With the closing of the Accordion, the borrowing capacity under the Company’s Credit Facility was increased to $600 million, consisting of a $250 million capacity revolver, a $350 million term loan, and a remaining $50 million accordion.

In connection with the closing of the Accordion, on July 27, 2020, the Company entered into an interest rate swap with Wells Fargo Bank, N.A. with a notional amount of $50 million (the term component of the Accordion commitments), a fixed interest rate of 0.158% and a maturity date of August 8, 2023.

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

Forward-looking statements involve numerous risks and uncertainties and you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data or methods which may be incorrect or imprecise and we may not be able to realize them. We do not guarantee that the transactions and events described will happen as described (or that they will happen at all). The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

●	the effects of the ongoing novel coronavirus (“COVID-19”) pandemic, which are highly uncertain, cannot be predicted and will depend upon future developments, including the severity of COVID-19, the duration of the outbreak and potential resurgences, the duration of existing or new social distancing and shelter-in-place orders, further mitigation strategies taken by applicable government authorities, the availability of a vaccine, adequate testing and treatments and the prevalence of widespread immunity to COVID-19;
●	defaults on or non-renewal of leases by tenants;
●	our ability to collect rental revenue, expected rent deferral amounts and expected repayment periods;
●	our ability to satisfy the covenants in our existing and any future debt agreements, including the Credit Facility;
●	decreased rental rates or increased vacancy rates, including expected rent levels on acquired properties;
●	difficulties in identifying healthcare facilities to acquire and completing such acquisitions;
●	adverse economic or real estate conditions or developments, either nationally or in the markets in which our facilities are located;
●	our failure to generate sufficient cash flows to service our outstanding obligations;
●	fluctuations in interest rates and increased operating costs;
●	our failure to effectively hedge our interest rate risk;
●	our ability to satisfy our short and long-term liquidity requirements;
●	our ability to deploy the debt and equity capital we raise;
●	our ability to raise additional equity and debt capital on terms that are attractive or at all;
●	our ability to make distributions on shares of our common and preferred stock;
●	expectations regarding the timing and/or completion of any acquisition;
●	general volatility of the market price of our common and preferred stock;
●	changes in our business or our investment or financing strategy;
●	our dependence upon key personnel whose continued service is not guaranteed;
●	our ability to identify, hire and retain highly qualified personnel in the future;
●	the degree and nature of our competition;

●	changes in healthcare laws, governmental regulations, tax rates and similar matters;
●	changes in current healthcare and healthcare real estate trends;
●	changes in expected trends in Medicare, Medicaid and commercial insurance reimbursement trends;
●	competition for investment opportunities;
●	our failure to successfully integrate acquired healthcare facilities;
●	our expected tenant improvement expenditures;
●	changes in accounting policies generally accepted in the United States of America (“GAAP”);
●	lack of or insufficient amounts of insurance;
●	other factors affecting the real estate industry generally;
●	changes in the tax treatment of our distributions;
●	our failure to qualify and maintain our qualification as a real estate investment trust (“REIT”) for U.S. federal income tax purposes;
●	our ability to qualify for the safe harbors from the “100% Prohibited Transactions Tax” under the REIT rules with respect to our property dispositions; and
●	limitations imposed on our business and our ability to satisfy complex rules relating to REIT qualification for U.S. federal income tax purposes.

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

Overview

Global Medical REIT Inc. (the “Company,” “us,” “we,” or “our”) is a Maryland corporation engaged primarily in the acquisition of purpose-built healthcare facilities and the leasing of those facilities to strong healthcare systems and physician groups with leading market share.

On July 9, 2020, the Company completed a management internalization transaction and is now an internally-managed company. See “- Recent Developments - Management Internalization Transaction,” for a description of that transaction.

We elected to be taxed as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2016. We conduct our business through an umbrella partnership real estate investment trust, or UPREIT, structure in which our properties are owned by wholly owned subsidiaries of our operating partnership, Global Medical REIT L.P. (the “Operating Partnership”). Our wholly owned subsidiary, Global Medical REIT GP, LLC, is the sole general partner of our Operating Partnership and, as of June 30, 2020, we owned 93.81% of the outstanding common operating partnership units (“OP Units”) of our Operating Partnership.

Impact of COVID-19 and Business Outlook

The COVID-19 pandemic did not have a material impact on our results of operations, liquidity and capital resources as of and for the three and six months ended June 30, 2020. While we are still navigating the actual and potential impacts the pandemic will have on our tenants and our business, the sections below summarize management’s view of the potential impacts the COVID-19 pandemic may have on our future results of operations, liquidity and capital resources, and other various company-specific matters.

The COVID-19 outbreak and the measures taken by governmental authorities to contain its spread have resulted in substantial adverse effects on the U.S. economy, and specifically the healthcare industry. The full impact of COVID-19 on the U.S. economy and our tenants’ businesses and operations remains unknown, as the velocity of this economic slowdown and the subsequent job losses are unique and historical in many ways. While these events have already had a significant impact on the healthcare industry, we cannot reasonably estimate the duration and severity of such impact. However, at the onset of the outbreak, we began working with certain of our tenants that were experiencing significant disruptions in their businesses to help them navigate these uncertain times, including assisting our tenants in applying for government financial relief and, in certain limited circumstances, entering into rent deferral agreements. During the second quarter of 2020, we reduced our rent deferrals to $1.1 million, which represents rent deferred from April through July 2020 that is now expected to be collected primarily over the period from July through December 2020. Because the extent of the impact of COVID-19 on our tenants will depend on future developments, there can be no assurance that our tenants will be able meet the requirements of these agreements, or that these tenants, or other tenants, may not seek additional relief in the future (including tenants that have withdrawn from their initial rent deferral agreements). The extent of the impact of COVID-19 on our liquidity and operational and financial performance will depend on, among other things, the ability of our tenants to resume regular operations, including performing elective procedures, and returning to normal patient volumes.

At the onset of the outbreak, many states banned elective and non-urgent medical procedures. Many states have since lifted these bans; however, the recent resurgence of COVID-19 cases in many states, including many states in which our facilities are located, may cause such states to reinstitute these bans. Given that many of our tenants depend on elective and non-urgent medical procedures as a major source of revenue, a reinstituted ban on these procedures will have a material adverse effect on our tenants’ businesses. In addition, in response to the recent resurgence of the COVID-19 pandemic, local, state and federal agencies have or may reinstitute stay-at-home or shelter-in-place orders, which have resulted, and may in the future result, in many of our tenants experiencing significantly reduced patient volumes and, when such bans and restrictions are lifted, patients may be reluctant to undertake certain medical procedures and our tenants may institute social distancing measures, each of which may cause our tenants to experience decreased patient volumes for an extended period of time. In addition, if additional government funding is not provided under the Coronavirus Aid, Relief, and. Economic Security Act (the “CARES Act") or new legislation, our tenants may not be able to rely on future government assistance programs to withstand the current or another downturn in their businesses.

Although we have been able to acquire or place under contract approximately $147 million of 2020 acquisitions, the COVID-19 pandemic is having a significant negative impact on the real estate market and our current acquisition pipeline. A prolonged period of market disruption could have a material adverse effect on our acquisition growth.

As of July 31, 2020, we had cash balances and available capacity under our Credit Facility of approximately $128 million. We will seek to maximize our liquidity during current market conditions through cash from our operations, credit facility drawdowns and, when possible, managing the timing of property acquisitions. In addition, we believe that we could issue equity to support our liquidity needs.

Our Business Objectives and Investment Strategy

Our principal business objective is to provide attractive, risk-adjusted returns to our stockholders through a combination of (i) reliable dividends and (ii) long-term capital appreciation. Our primary strategies to achieve our business objective are to:

●	construct a property portfolio that consists substantially of medical office buildings (MOBs), specialty hospitals, in-patient rehabilitation facilities (IRFs) and ambulatory surgery centers (ASCs), that are primarily located in secondary markets and are situated to take advantage of the aging of the U.S. population and the decentralization of healthcare;
●	focus on practice types that will be utilized by an aging population and are highly dependent on their purpose-built real estate to deliver core medical procedures, such as cardiovascular treatment, rehabilitation, eye surgery, gastroenterology, oncology treatment and orthopedics;
●	set aside a portion of our property portfolio for opportunistic acquisitions, including (i) certain acute-care hospitals and long-term acute care facilities (LTACs), that we believe provide premium, risk-adjusted returns and (ii) health system corporate office and administrative buildings, which we believe will help us develop relationships with larger health systems;
●	lease our facilities under long-term, triple-net leases with contractual annual rent escalations;
●	lease each facility to medical providers with a track record of successfully managing excellent clinical and profitable practices; and

●	receive credit protections from our tenants or their affiliates, including personal and corporate guarantees, rent reserves and rent coverage requirements.

Executive Summary

The following table summarizes the material changes in our business and operations during the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(in thousands, except per share amounts)

Rental revenue	$22,036	$16,835	$43,569	$31,976
Depreciation and amortization expense	$8,941	$5,863	$16,698	$10,732
Interest expense	$4,375	$4,132	$8,752	$8,157
General and administrative expense	$1,643	$1,640	$3,482	$3,246

Net income attributable to common stockholders per share	$0.00	$0.03	$0.03	$0.05
FFO per share and unit(1)	$0.19	$0.18	$0.38	$0.35
AFFO per share and unit(1)	$0.21	$0.18	$0.41	$0.35
Dividends per share of common stock	$0.20	$0.20	$0.40	$0.40

Weighted average common stock outstanding	45,404	34,559	44,793	30,990
Weighted average OP Units outstanding	2,023	3,143	2,398	3,144
Weighted average LTIP Units outstanding	1,088	785	978	719
Total weighted average shares and units outstanding	48,515	38,487	48,169	34,853
(1)	See “—Non-GAAP Financial Measures,” for a description of our non-GAAP financial measures and a reconciliation of our non-GAAP financial measures.

	As of
	June 30,	December 31,
	2020	2019

	(dollars in thousands)
Total investment in real estate, gross	$996,876	$905,529
Total debt, net	$466,460	$386,168
Weighted average interest rate	3.46%	3.90%
Total equity (including noncontrolling interest)	$442,709	$460,353
Net rentable square feet	3,222,300	2,780,851

Our Properties

As of June 30, 2020, our portfolio consisted of gross investment in real estate of $996.9 million, which was comprised of 73 facilities with an aggregate of approximately 3.2 million rentable square feet and approximately $77.4 million of annualized base rent.

Capital Raising Activity

During the six months ended June 30, 2020, we generated gross proceeds of $14.2 million through at-the-market ("ATM") equity issuances of 1.2 million shares of our common stock at an average offering price of $11.44 per share.

Debt Activity

During the six months ended June 30, 2020, we borrowed $88.7 million under our Credit Facility and repaid $20.9 million, for a net amount borrowed of $67.8 million. As of June 30, 2020, the net outstanding Credit Facility balance was $415.9 million.

In connection with the acquisition of the Dumfries facility, we assumed a CMBS loan with an outstanding balance of approximately $12.1 million, an interest rate of 4.68% and a remaining term of four years.

Recent Developments

Management Internalization Transaction

On July 9, 2020, the Company internalized the functions performed by its Advisor by acquiring Inter-American Group Holdings Inc. (“IAGH”), which is the parent company of the Advisor (the “Internalization”), for an aggregate purchase price of $18.1 million, subject to working capital adjustments.

The Internalization was completed pursuant to a stock purchase agreement, dated as of July 9, 2020 (the “Stock Purchase Agreement”), by and among the Company, Zensun Enterprises Limited (“Zensun”) and Mr. Jeffrey Busch. The Advisor is a wholly-owned subsidiary of IAGH, which was owned by Zensun (85%) and Mr. Busch (15%) (collectively, the “Sellers”).

A special committee (the “Special Committee”) comprised entirely of independent and disinterested members of the Company’s board of directors (the “Board”), after consultation with its independent legal and financial advisors, determined that the Internalization was fair to, and in the best interests of, the Company and the Company’s stockholders and recommended that the Board authorize and approve the Internalization. Upon such recommendation from the Special Committee, the Board authorized and approved the Internalization. Approval by the Company’s stockholders was not required to approve the Internalization.

Pursuant to the Stock Purchase Agreement, the Sellers sold all the outstanding shares of capital stock of IAGH to the Company in exchange for an aggregate of approximately $17.6 million in cash paid at the closing, which reflected the net working capital adjustment. Additionally, Zensun and Mr. Busch pledged an aggregate of $1.8 million of shares of the Company’s common stock and LTIP Units of the Operating Partnership to satisfy future potential indemnification obligations.

Employment Agreements and Severance Plan

On July 9, 2020, a subsidiary of the Company entered into employment agreements with each of Mr. Jeffrey Busch, Mr. Robert Kiernan and Mr. Alfonzo Leon and established a severance plan for other employees.

Closing of Credit Facility Accordion and Related Hedge Transaction

On July 24, 2020, the Company received aggregate commitments of up to $100 million from certain of its lenders pursuant to the accordion feature (the “Accordion”) under its Credit Facility. The remaining terms of the Credit Facility were unchanged. With the closing of the Accordion, the borrowing capacity under the Company’s Credit Facility was increased to $600 million, consisting of a $250 million capacity revolver, a $350 million term loan, and a remaining $50 million accordion.

In connection with the closing of the Accordion, on July 27, 2020, the Company entered into an interest rate swap with Wells Fargo Bank, N.A. with a notional amount of $50 million (the term component of the Accordion), a fixed interest rate of 0.158% and a maturity date of August 8, 2023.

Completed Acquisitions

Since June 30, 2020, we have closed on the following properties:

		Rentable	Purchase	Annualized
		Square Feet	Price(1)	Base Rent(2)	Capitalization
Property	City	(RSF)	(in thousands)	(in thousands)	Rate(3)
MercyOne Hospital	Centerville, IA	15,748	$5,000	$351	7.0%
Spectrum (Team Health)	Fairfax, VA	73,653	17,625	1,234	7.0%
Franklin Square Center	Rosedale, MD	96,564	22,500	1,568	7.0%
Totals/Weighted Average		185,965	$45,125	$3,153	7.0%
(1)	Represents contractual purchase price.
(2)	June 2020 base rent or month of acquisition base rent multiplied by 12 (or expected NOI for Franklin Square Center).
(3)	Capitalization rates are calculated based on current lease terms and do not give effect to future rent escalations.

Properties Under Contract

We have two properties under contract for an aggregate purchase price of approximately $15 million. We are currently in the due diligence period for our properties under contract. If we identify problems with any of these properties or the operators of any properties during our due diligence review, we may not close the transactions on a timely basis or we may terminate the purchase agreements and not close the transactions.

Trends Which May Influence Our Results of Operations

We believe the following trends may negatively impact our results of operations:

●	Decreases in our tenants’ patient volumes and revenues due to the COVID-19 pandemic – In March 2020, the World Health Organization declared the outbreak of COVID-19, a novel strain of coronavirus, a pandemic. This outbreak, which has spread widely throughout the U.S. and nearly all other regions of the world, has prompted federal, state and local governmental authorities in the U.S. to declare states of emergency and institute preventative measures to contain and/or mitigate the public health effects. Many states initially banned elective and non-urgent medical procedures and have since lifted such bans; however, the recent resurgence of COVID-19 cases in many states, including many states in which our facilities are located, may cause such states to reinstitute these bans. Given that many of our tenants depend on elective and non-urgent medical procedures as a major source of revenue, a reinstituted ban on these procedures will have a material adverse effect on our tenants’ businesses. In addition, in response to the recent resurgence of the COVID-19 pandemic, local, state and federal agencies have reinstituted or may reinstitute stay-at-home or shelter-in-place orders, which have resulted, and may in the future result, in many of our tenants experiencing significantly reduced patient volumes and, when such bans and restrictions are lifted, patients may be reluctant to undertake certain medical procedures and our tenants may institute social distancing measures, each of which may cause our tenants to experience decreased patient volumes for an extended period of time.

At the onset of the outbreak, we began working with certain of our tenants that were experiencing significant disruptions in their businesses to help them navigate these uncertain times, including assisting them in applying for government financial relief and, in certain limited circumstances, entering into rent deferral agreements. During the second quarter of 2020, we reduced our rent deferrals to $1.1 million, which represents rent deferred from April through July 2020 that is now expected to be collected primarily over the period from July through December 2020. Because the extent of the impact of COVID-19 on the Company’s tenants will depend on future developments, there can be no assurance that the Company’s tenants will be able meet the requirements of these agreements, or that these tenants, or other tenants, may not seek additional relief in the future (including tenants that have withdrawn from their initial rent deferral agreements).

●	Fewer acquisition opportunities due to the COVID-19 pandemic. Although as of date of this report we have acquired or had under contract approximately $147 million of acquisitions in 2020, the COVID-19 pandemic has altered the market for healthcare real estate, and we have experienced a dramatic decrease in our investment pipeline, which could affect our future growth prospects.
●	Lower patient volumes and increased patient credit risks due to the U.S.’s record unemployment levels. The U.S. is currently experiencing historically high unemployment rates. Many unemployed workers have also lost their employer-based health insurance, which is a primary payor for our tenants. The extraordinarily high levels of U.S. unemployment and loss of health insurance may cause people to cancel or delay medical procedures even after the COVID-19 pandemic subsides, and it is unclear when, if ever, these workers will be able to regain employment or private health insurance. An extended period of high unemployment and loss of benefits could materially, adversely affect our tenants’ businesses and thus our ability to collect rent from our tenants.

●	Increase in cost and availability of capital due to COVID-19. The COVID-19 pandemic has caused substantial volatility in U.S. and international debt and equity markets and has caused significant decreases in the market prices of equity securities, including our common stock. Given these market movements, if we are able to raise equity capital in the near future, we expect such capital to be raised at a substantially higher cost of capital than existed prior to the COVID-19 pandemic. Additionally, as a result of the uncertainty surrounding the COVID-19 pandemic, many companies have drawn down the entirety of their credit facilities, which has put stress on lenders to conserve capital. Although we believe we have sufficient liquidity to withstand the current expected disruption in the timing of our rental revenues, it is impossible to predict the magnitude and length of the COVID-19 pandemic. If the magnitude and length of the COVID-19 pandemic exceeds our current expectations, we may experience liquidity issues that we may or may not be able to solve through capital raising or borrowing efforts. If we are unable to resolve any potential liquidity issues through capital raising, borrowings, or cash management measures, we may be forced to suspend or reduce our dividends or sell assets in order to meet our liquidity requirements.
●	Changes in third party reimbursement methods and policies. Even prior to the COVID-19 pandemic, the price of healthcare services was increasing, and we believed that third-party payors, such as Medicare and commercial insurance companies, would continue to scrutinize and reduce the types of healthcare services eligible for, and the amounts of, reimbursement under their health insurance plans. Additionally, many employer-based insurance plans were continuing to increase the percentage of insurance premiums for which covered individuals are responsible. We expect these trends will only be exacerbated by the COVID-19 pandemic, as federal and state budgets are likely to be under tremendous stress due to the pandemic and private insurers are likely to incur substantial losses due to COVID-19-related claims and the downturn in the financial and credit markets. If these trends continue, our tenants’ businesses will continue to be negatively affected, which may impact their ability to pay rent to us.

Prior to the COVID-19 pandemic, we believed the following trends may positively impact our results of operations:

●	Growing healthcare expenditures. According to the U.S. Department of Health and Human Services, overall healthcare expenditures are expected to grow at an average rate of 5.5% per year through 2027. We believe the long-term growth in healthcare expenditures will help maintain or increase the value of our healthcare real estate portfolio.
●	An aging population. According to the 2010 U.S. Census, the segment of the population consisting of people 65 years or older comprise the fastest growing segment of the overall U.S. population. We believe this segment of the U.S. population will utilize many of the services provided at our healthcare facilities such as orthopedics, cardiac, gastroenterology and rehabilitation.
●	A continuing shift towards outpatient care. According to the American Hospital Association, patients are demanding more outpatient operations. We believe this shift in patient preference from inpatient to outpatient facilities will benefit our tenants as most of our properties consist of outpatient facilities.
●	Physician practice group and hospital consolidation. We believe the trend towards physician group consolidation will serve to strengthen the credit quality of our tenants if our tenants merge or are consolidated with larger health systems.

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

Consolidated Results of Operations

The major factor that resulted in variances in our results of operations for each revenue and expense category for the three and six months ended June 30, 2020 compared to the same periods in 2019 was the increase in the size of our property portfolio. Our total investments in real estate, net of accumulated depreciation and amortization, was $922.9 million and $721.7 million as of June 30, 2020 and 2019, respectively.

Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019

	Three Months Ended June 30,
	2020	2019	$ Change

	(in thousands)
Revenue
Rental revenue	$22,036	$16,835	$5,201
Other income	19	45	(26)
Total revenue	22,055	16,880	5,175

Expenses
General and administrative	1,643	1,640	3
Operating expenses	2,336	1,143	1,193
Management fees – related party	2,021	1,584	437
Depreciation expense	6,593	4,608	1,985
Amortization expense	2,348	1,255	1,093
Interest expense	4,375	4,132	243
Management internalization expense	920	—	920
Preacquisition expense	147	56	91
Total expenses	20,383	14,418	5,965
Net income	$1,672	$2,462	$(790)

Revenue

Total Revenue

Total revenue for the three months ended June 30, 2020 was $22.1 million, compared to $16.9 million for the same period in 2019, an increase of $5.2 million. The increase was primarily the result of rental revenue earned from the facilities that we acquired subsequent to June 30, 2019, as well as from the recognition of a full three months of rental revenue in 2020 from acquisitions that were completed during the three months ended June 30, 2019. Additionally, $1.9 million in revenue was recognized from expense recoveries during the three months ended June 30, 2020, compared to $1.1 million for the same period in 2019. The increase was partially offset by the recognition of reserves for approximately $1 million of rent, including approximately $0.4 million of deferred rent, primarily related to one tenant.

Expenses

General and Administrative

General and administrative expenses for both the three months ended June 30, 2020 and 2019 were $1.6 million. Included in general and administrative expenses were non-cash LTIP compensation expense of $0.9 million for both the three months ended June 30, 2020 and June 30, 2019.

Operating Expenses

Operating expenses for the three months ended June 30, 2020 were $2.3 million, compared to $1.1 million for the same period in 2019, an increase of $1.2 million. The increase resulted from $1.9 million of reimbursable property operating expenses incurred during the three months ended June 30, 2020, compared to $1.1 million for the same period in 2019, and $0.4 million of expense from properties that include tenants with gross leases.

Management Fee Expense – related party

Management fee expense for the three months ended June 30, 2020 was $2.0 million, compared to $1.6 million for the same period in 2019, an increase of $0.4 million. This fee is calculated based on our stockholders’ equity balance and the increase in 2020 is the result of our larger stockholders’ equity balance as of June 30, 2020, reflecting the impact of our common stock issuances that were completed subsequent to the second quarter of 2019.

Depreciation Expense

Depreciation expense for the three months ended June 30, 2020 was $6.6 million, compared to $4.6 million for the same period in 2019, an increase of $2.0 million. The increase resulted primarily from depreciation expense incurred on the facilities that we acquired subsequent to June 30, 2019, as well as from the recognition of a full three months of depreciation expense in 2020 from acquisitions that were completed during the three months ended June 30, 2019.

Amortization Expense

Amortization expense for the three months ended June 30, 2020 was $2.3 million, compared to $1.3 million for the same period in 2019, an increase of $1.0 million. The increase resulted primarily from amortization expense incurred on intangible assets acquired subsequent June 30, 2019, as well as from the recognition of a full three months of amortization expense in 2020 from intangible assets recorded during the three months ended June 30, 2019.

Interest Expense

Interest expense for the three months ended June 30, 2020 was $4.4 million, compared to $4.1 million for the same period in 2019, an increase of $0.3 million. This increase was primarily due to higher average borrowings during the three months ended June 30, 2020, compared to the same period last year, the proceeds of which were partially used to finance our property acquisition during that time period.

The weighted average interest rate of our debt for the three months ended June 30, 2020 was 3.38%. Additionally, the weighted average interest rate and term of our debt was 3.46% and 3.27 years at June 30, 2020.

Management Internalization Expense

Management internalization expense for the three months ended June 30, 2020 was $0.9 million, compared to zero for the same period in 2019. This expense represents costs associated with the Internalization.

Net Income

Net income for three months ended June 30, 2020 was $1.7 million, compared to $2.5 million for the same period in 2019, a decrease of $0.8 million. The decrease resulted primarily from an increase in rental revenue over the current three-month period that was offset by (i) the increase in expenses for that period, (ii) the recognition of $1.0 million of rent reserves and  (iii) the recognition of $0.9 million of management internalization expense.

Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019

	Six Months Ended June 30,
	2020	2019	$ Change

	(in thousands)
Revenue
Rental revenue	$43,569	$31,976	$11,593
Other income	135	104	31
Total revenue	43,704	32,080	11,624

Expenses
General and administrative	3,482	3,246	236
Operating expenses	4,639	2,466	2,173
Management fees – related party	4,024	2,918	1,106
Depreciation expense	12,429	8,475	3,954
Amortization expense	4,269	2,257	2,012
Interest expense	8,752	8,157	595
Management internalization expense	1,424	—	1,424
Preacquisition expense	196	56	140
Total expenses	39,215	27,575	11,640
Net income	$4,489	$4,505	$(16)

Revenue

Total Revenue

Total revenue for the six months ended June 30, 2020 was $43.7 million, compared to $32.1 million for the same period in 2019, an increase of $11.6 million. The increase is primarily the result of rental revenue earned from the facilities we acquired subsequent to June 30, 2019, as well as from the recognition of a full six months of rental revenue in 2020 from acquisitions that were completed during the six months ended June 30, 2019. Additionally, $3.8 million in revenue was recognized from expense recoveries during the six months ended June 30, 2020, compared to $2.4 million for the same period in 2019. The increase was partially offset by the recognition of reserves for approximately $1 million of rent, including approximately $0.4 million of deferred rent, primarily related to one tenant.

Expenses

General and Administrative

General and administrative expenses for the six months ended June 30, 2020 were $3.5 million, compared to $3.2 million for the same period in 2019, an increase of $0.3 million. The increase was primarily related to an increase in non-cash LTIP compensation expense which was $1.8 million for the six months ended June 30, 2020, compared to $1.6 million for the same period in 2019.

Operating Expenses

Operating expenses for the six months ended June 30, 2020 were $4.6 million, compared to $2.5 million for the same period in 2019, an increase of $2.1 million. The increase results from $3.8 million of reimbursable property operating expenses incurred during the six months ended June 30, 2020, compared to $2.4 million for the same period in 2019, and $0.7 million of expense from properties that include tenants with gross leases.

Management Fees Expense - related party

Management fee expense for the six months ended June 30, 2020 was $4.0 million, compared to $2.9 million for the same period in 2019, an increase of $1.1 million. This fee is calculated based on our stockholders’ equity balance and the increase in 2020 is the result of our larger stockholders’ equity balance during the six months ended June 30, 2020 compared to the prior year, reflecting the impact of our common stock and OP Unit issuances that were completed subsequent to June 30, 2019.

Depreciation Expense

Depreciation expense for the six months ended June 30, 2020 was $12.4 million, compared to $8.5 million for the same period in 2019, an increase of $3.9 million. The increase results primarily from depreciation expense incurred on the facilities we acquired subsequent to June 30, 2019, as well as from the recognition of a full six months of depreciation expense in 2020 from acquisitions that were completed during the six months ended June 30, 2019.

Amortization Expense

Amortization expense for the six months ended June 30, 2020 was $4.3 million, compared to $2.3 million for the same period in 2019, an increase of $2.0 million. The increase results primarily from amortization expense incurred on intangible assets recorded subsequent to June 30, 2019, as well as from the recognition of a full six months of amortization expense in 2020 from intangible assets recorded during the six months ended June 30, 2019.

Interest Expense

Interest expense for the six months ended June 30, 2020 was $8.8 million, compared to $8.2 million for the same period in 2019, an increase of $0.6 million. This increase was primarily due to higher average borrowings during the three months ended June 30, 2020, compared to the same period last year, the proceeds of which were used to finance our property acquisitions during that time period.

The weighted average interest rate of our debt for the six months ended June 30, 2020 was 3.58%. The weighted average interest rate and term of our debt was 3.46% and 3.27 years at June 30, 2020.

Management Internalization Expense

Management internalization expense for the six months ended June 30, 2020 was $1.4 million, compared to zero for the same period in 2019. This expense represents costs associated with the Internalization Transaction.

Net Income

Net income for both the six months ended June 30, 2020 and 2019 was $4.5 million. The lack of change was the result of an increase in rental revenue during the six months ended June 30, 2020 that was offset by (i) the increase in expenses for that period, (ii) the recognition of $1.0 million of rent reserves and  (iii) the recognition of $1.4 million of management internalization expense.

Assets and Liabilities

As of June 30, 2020 and December 31, 2019, our principal assets consisted of investments in real estate, net, of $922.9 million and $849.0 million, respectively. Our liquid assets consisted primarily of cash and cash equivalents and restricted cash of $13.3 million and $7.2 million, as of June 30, 2020 and December 31, 2019, respectively.

The increase in our investments in real estate, net, to $922.9 million as of June 30, 2020 compared to $849.0 million as of December 31, 2019, was the result of the five acquisitions that we completed during the six months ended June 30, 2020.

The increase in our cash and cash equivalents and restricted cash balances to $13.3 million as of June 30, 2020, compared to $7.2 million as of December 31, 2019, was primarily due less real estate investment activity during the current period, higher net borrowings under our Credit Facility, and an increase in cash provided by operating activities. These cash inflows were partially offset by lower net proceeds from common equity offerings and higher dividends paid to our common and preferred stockholders.

The increase in our total liabilities to $523.9 million as of June 30, 2020 compared to $424.6 million as of December 31, 2019, was primarily the result of higher net borrowings outstanding from our Credit Facility during the current period, an increase in our derivative liability balance, and the assumption of a CMBS loan in connection with the acquisition of the Dumfries facility.

Liquidity and Capital Resources

General

Our short-term liquidity requirements include:

●	Interest expense and scheduled principal payments on outstanding indebtedness, which includes near term (during 2020) debt maturities of $7.2 million;
●	General and administrative expenses;
●	Operating expenses; and
●	Property acquisitions and tenant improvements.

In addition, we require funds for future distributions expected to be paid to our common and preferred stockholders and OP Unit and LTIP Unit holders in our Operating Partnership.

As of July 31, 2020, our Credit Facility consists of a $250 million capacity revolver, a $350 million term loan and a $50 million accordion. The term of our Credit Facility expires in August 2022, subject to a one-year extension option that we control. As of July 31, 2020, we had cash balances and available capacity under our Credit Facility of approximately $128 million. Our primary sources of cash include rent and reimbursements we collect from our tenants, borrowings under our Credit Facility, secured term loans and net proceeds received from equity issuances.

As of July 31, 2020, we estimate that approximately $1.1 million of rent that ordinarily would have been collected during the months of April through July 2020, will be deferred and is now expected to be collected primarily over the period from July through December 2020. Assuming this level of rent deferrals, we believe we will be able to satisfy our short-term liquidity requirements through our existing cash and cash equivalents and cash flow from operations. In order to continue acquiring healthcare properties and to fund the Internalization, we will need to continue to have access to debt and equity financing.

We are subject to a number of financial covenants under our Credit Facility, including, among other things, (i) a maximum consolidated leverage ratio as of the end of each fiscal quarter of less than 0.60:1.00, (ii) a minimum fixed charge coverage ratio of 1.50:1.00, (iii) a minimum net worth of $203.8 million plus 75% of all net proceeds raised through equity offerings subsequent to March 31, 2018 and (iv) a ratio of total secured recourse debt to total asset value of not greater than 0.10:1.00. Additionally, beginning at the end of fourth quarter of 2020, our distributions to common stockholders will be limited to an amount equal to 95% of our AFFO (our AFFO payout ratio). As of June 30, 2020, we were in compliance with all of the financial covenants contained in the Credit Facility.

We have analyzed the effect that our current expected rent deferrals may have on our ability to satisfy the financial covenants under our Credit Facility. Based on our analysis we do not believe these deferrals would have a material impact on our compliance with these financial covenants. However, if the amounts of our rent deferrals exceed our expectations and our tenants default on these rent deferral agreements with us, our ability to satisfy our Credit Facility covenants may be adversely affected.

As of July 31, we have entered into six interest rate swaps with four counterparties to hedge the LIBOR component of our interest rate risk related to the term loan. Together, these swaps fix the LIBOR component of the entire $350 million term loan on a weighted average basis at 1.91%. An aggregate of $200 million of the swaps mature in August 2024 and an additional $150 million matures in August 2023.

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

Cash Flow Information

Net cash provided by operating activities for the six months ended June 30, 2020 was $23.9 million, compared with $16.7 million for the same period in 2019. The increase during the 2020 period was primarily due to increases in depreciation and amortization expenses and stock-based compensation expense, partially offset by increases in the tenant receivables, deferred asset, and accounts payable and accrued expenses balances for the six months ended June 30, 2020 compared to the same period in 2019.

Net cash used in investing activities for the six months ended June 30, 2020 was $76.0 million, compared with $117.5 million for the same period in 2019. The decrease during the 2020 period was primarily the result of less real estate investment activity in the 2020 period compared to the same period in 2019.

Net cash provided by financing activities for the six months ended June 30, 2020 was $58.2 million, compared with $101.8 million for the same period in 2019. The decrease during the 2020 period was primarily due to the fact that the current period had lower net proceeds from common equity offerings and higher dividends paid to our common and preferred stockholders, partially offset by higher net borrowings on the Credit Facility.

Common Stock Dividends

Common stock dividend activity for the six months ended June 30, 2020 is summarized in the following table:

Date Announced	Record Date	Applicable Quarter	Payment Date	Dividend Amount(1)	Dividends per Share

December 13, 2019	December 26, 2019	Q4 2019	January 9, 2020	$9,541	$0.20
March 4, 2020	March 25, 2020	Q1 2020	April 9, 2020	$9,610	$0.20
June 12,2020	June 25,2020	Q2 2020	July 9,2020	$9,861	$0.20
(1)	Includes distributions on granted LTIP Units and OP Units.

During the six months ended June 30, 2020 and 2019, the Company paid total dividends on its common stock, LTIP Units and OP Units in the aggregate amount of $19,675 and $13,467, respectively.

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

The quarterly dividend payment dates on the Series A Preferred Stock are January 31, April 30, July 31 and October 31 of each year. During each of the six-month periods ended June 30, 2020 and 2019, the Company paid preferred dividends of $2,911.

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

In accordance with the National Association of Real Estate Investment Trusts’ (“NAREIT”) definition, FFO means net income or loss computed in accordance with GAAP before noncontrolling interests of holders of OP Units and LTIP Units, excluding gains (or losses) from sales of property and extraordinary items, less preferred stock dividends, plus real estate-related depreciation and amortization (excluding amortization of debt issuance costs and the amortization of above and below market leases), and after adjustments for unconsolidated partnerships and joint ventures. The Company did not record any adjustments for unconsolidated partnerships and joint ventures during the three or six months ended June 30, 2020 and 2019. Because FFO excludes real estate-related depreciation and amortization (other than amortization of debt issuance costs and above and below market lease amortization expense), the Company believes that FFO provides a performance measure that, when compared period-over-period, reflects the impact to operations from trends in occupancy rates, rental rates, operating costs, development activities and interest costs, providing perspective not immediately apparent from the closest GAAP measurement, net income or loss.

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

A reconciliation of FFO and AFFO for the three and six months ended June 30, 2020 and 2019 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(unaudited, in thousands except per share amounts)

Net income	$1,672	$2,462	$4,489	$4,505
Less: Preferred stock dividends	(1,455)	(1,455)	(2,911)	(2,911)
Depreciation and amortization expense	8,941	5,863	16,698	10,732
FFO	$9,158	$6,870	$18,276	$12,326
Amortization of above market leases, net	157	191	403	405
Straight line deferred rental revenue	(1,259)	(1,472)	(2,816)	(2,838)
Stock-based compensation expense	897	854	1,819	1,625
Amortization of debt issuance costs and other	319	337	634	650
Management internalization expense	920	—	1,424	—
Preacquisition expense	147	56	196	56
AFFO	$10,339	$6,836	$19,936	$12,224

Net income attributable to common stockholders per share – basic and diluted	$0.00	$0.03	$0.03	$0.05
FFO per share and unit	$0.19	$0.18	$0.38	$0.35
AFFO per share and unit	$0.21	$0.18	$0.41	$0.35

Weighted Average Shares and Units Outstanding – basic and diluted	48,515	38,487	48,169	34,853

Weighted Average Shares and Units Outstanding:

Weighted Average Common Shares	45,404	34,559	44,793	30,990
Weighted Average OP Units	2,023	3,143	2,398	3,144
Weighted Average LTIP Units	1,088	785	978	719
Weighted Average Shares and Units Outstanding – basic and diluted	48,515	38,487	48,169	34,853

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

As of June 30, 2020, we had $119.2 million of unhedged borrowings outstanding under the Revolver (before the netting of unamortized debt issuance costs) that bears interest at a variable rate. See the “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Liquidity and Capital Resources” for a detailed discussion of our Credit Facility. At June 30, 2020, LIBOR on our outstanding floating-rate borrowings was 0.21%. Assuming no increase in the amount of our variable interest rate debt, if LIBOR increased 100 basis points, our cash flow would decrease by approximately $1.2 million annually. Assuming no increase in the amount of our variable rate debt, if LIBOR were reduced 100 basis points, our cash flow would increase by approximately $1.2 million annually.

Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve our objectives, we may borrow at fixed rates or variable rates. As of June 30, 2020, in total we had entered into five interest rate swaps with three counterparties to hedge the LIBOR component of our interest rate risk related to the Term Loan. Together, these swaps fix the LIBOR component of the entire $300 million Term Loan on a weighted average basis at 2.17%. See Note 4 – “Credit Facility, Notes Payable and Derivative Instruments” for further details on our interest rate swaps. We may enter into additional derivative financial instruments, including interest rate swaps and caps, in order to mitigate our interest rate risk on our future borrowings. We will not enter into derivative transactions for speculative purposes.

In addition to changes in interest rates, the value of our investments is subject to fluctuations based on changes in local and regional economic conditions and changes in the creditworthiness of tenants/operators and borrowers, which may affect our ability to refinance our debt if necessary.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act that are designed to ensure that information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to management, including the principal executive and financial officer as appropriate, to allow timely decisions regarding required disclosures. Our principal executive officer and principal financial officer evaluated the effectiveness of disclosure controls and procedures as of June 30, 2020 pursuant to Rule 13a-15(b) under the Exchange Act. Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this Report, the Company’s disclosure controls and procedures were effective to ensure that information required to be included in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

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

Effect of the COVID-19 Pandemic on Our Operations

In response to the COVID-19 pandemic and measures taken by applicable governmental authorities, we have been encouraging all of our employees at our corporate office to work remotely until further notice. While we believe these measures are advisable and in the best interests of our employees and communities, such measures, in combination with other factors, have caused disruptions to our normal operations and may continue to do so during the pendency of such measures. Additionally, certain of our service providers have instituted or may institute similar preventative measures, which could result in reductions in the availability, capacity and/or efficiency of the services upon which we depend for our operations. Further, in the event any of our employees, and/or employees of our service providers, contract COVID-19 or are otherwise compelled to self-quarantine, we may experience shortages in labor and services that we require for our operations. Also, remote work arrangements may increase the risk of cybersecurity incidents, data breaches or cyber-attacks, which could have a material adverse effect on our business and results of operations, due to, among other things, the loss of proprietary data, interruptions or delays in the operation of our business and damage to our reputation.

Effect of COVID-19 Pandemic on Our and Our Tenants’ Businesses.

We and our tenants have been, and may continue to be, materially and adversely affected by the disruptions to U.S. and local economies that result from the COVID-19 pandemic, including due to reduced volumes at our healthcare facilities. Many states banned elective and non-urgent medical procedures during the first few months of the COVID-19 pandemic. Given that many of our tenants depend on elective and non-urgent medical procedures as a major source of revenue, the previous ban had a material adverse effect on our tenants’ businesses, and the previous ban, or a reinstitution of such ban, may continue to affect, many of our tenants’ ability to pay rent to us on a timely basis. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Impact of COVID-19 and Business Outlook,” for a description of our COVID-19-related rent deferral agreements. A reinstitution of the ban on elective medical procedures will have a material adverse effect on our and our tenants’ businesses and may lead to: (i) increased tenant rent deferrals, (ii) failure by tenants to comply with their current rent deferral agreements with us or (iii) tenant defaults. Also, even though most of these bans have currently been lifted, patients may be reluctant to undertake certain medical procedures and our tenants may institute social distancing measures, each of which may cause our tenants to experience decreased patient volumes for an extended period of time. Even with significant government financing programs available through the CARES Act, our tenants may not be eligible to participate in such programs or there may be insufficient funds available to withstand a prolonged downturn in their businesses.

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

Effect of the COVID-19 Pandemic on our Acquisition Pipeline

The COVID-19 pandemic has altered the market for healthcare real estate, and we have experienced a dramatic decrease in our investment pipeline. Therefore, we may be unable to achieve our acquisitions goals for 2020 or beyond.

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

Ultimately, the overall effects of the COVID-19 pandemic on our and our tenants’ businesses, which are highly uncertain and cannot be predicted, will depend upon future developments, including the severity of COVID-19 and the duration of the outbreak and potential resurgences; the duration of existing or future social distancing and shelter-in-place orders; further mitigation strategies taken by applicable government authorities; the availability of a vaccine, adequate testing and treatments and the prevalence of widespread immunity to COVID-19; the impacts on our tenants’ supply chain; the health of our and our tenants’ employees, service providers; and the reactions of U.S. and global markets and their effects on consumer confidence and spending. Such adverse effects, however, may include lower patient volumes or reduced revenues of our tenants, an increase in rent deferral requests, requests to extend the repayment periods for deferred rent, or a failure by our tenants to pay rent to us, which may materially impact our business, financial condition, results of operation, our ability to pay distributions on our common and preferred stock and the market prices of our common and preferred stock during the third quarter of 2020 and beyond, as well as our ability to satisfy the covenants in our existing and any future debt agreements, including the Credit Facility, and service our outstanding indebtedness. The impact of COVID-19 may also exacerbate other risks discussed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the Commission on March 9, 2020, any of which could have a material effect on us.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

(a)Exhibits

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

10.1*	Third Amendment to Agreement of Limited Partnership of Global Medical REIT L.P., dated June 16, 2020.

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

32.1*	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS *	Inline XBRL Instance Document

101.SCH *	XBRL Taxonomy Schema

101.CAL *	XBRL Taxonomy Calculation Linkbase

101.DEF *	XBRL Taxonomy Definition Linkbase

101.LAB *	XBRL Taxonomy Label Linkbase

101.PRE *	XBRL Taxonomy Presentation Linkbase

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBAL MEDICAL REIT INC.

Date: August 7, 2020	By:	/s/ Jeffrey M. Busch
Jeffrey M. Busch
Chief Executive Officer (Principal Executive Officer)

Date: August 7, 2020	By:	/s/ Robert J. Kiernan
Robert J. Kiernan
Chief Financial Officer (Principal Financial and Accounting Officer)