Form 10-Q
period 2020-09-30
Global Medical REIT Inc.
filed 2020-11-06
CIK 1533615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

The number of shares of the registrant’s common stock outstanding at November 1, 2020 was 48,188,327.

PART I   FINANCIAL INFORMATION

GLOBAL MEDICAL REIT INC.

Condensed Consolidated Balance Sheets

(unaudited and in thousands, except par values)

	As of
	September 30, 2020	December 31, 2019
Assets
Investment in real estate:
Land	$116,123	$95,381
Building	793,559	693,533
Site improvements	13,268	9,912
Tenant improvements	46,965	33,909
Acquired lease intangible assets	91,465	72,794
	1,061,380	905,529
Less: accumulated depreciation and amortization	(83,893)	(56,503)
Investment in real estate, net	977,487	849,026
Cash and cash equivalents	2,052	2,765
Restricted cash	5,210	4,420
Tenant receivables	6,702	4,957
Due from related parties	121	50
Escrow deposits	3,792	3,417
Deferred assets	18,928	14,512
Derivative asset	—	2,194
Goodwill	5,903	—
Other assets	5,356	3,593
Total assets	$1,025,551	$884,934

Liabilities and Equity
Liabilities:
Credit Facility, net of unamortized debt issuance costs of $3,875 and $3,832 at September 30, 2020 and December 31, 2019, respectively	$454,325	$347,518
Notes payable, net of unamortized debt issuance costs of $898 and $667 at September 30, 2020 and December 31, 2019, respectively	65,060	38,650
Accounts payable and accrued expenses	8,329	5,069
Dividends payable	11,843	11,091
Security deposits and other	5,571	6,351
Due to related party	—	1,648
Derivative liability	19,505	8,685
Other liability	3,090	2,405
Acquired lease intangible liability, net	8,621	3,164
Total liabilities	576,344	424,581
Commitments and Contingencies
Equity:
Preferred stock, $0.001 par value, 10,000 shares authorized; 3,105 issued and outstanding at September 30, 2020 and December 31, 2019, respectively (liquidation preference of $77,625 at September 30, 2020 and December 31, 2019, respectively)	74,959	74,959
Common stock, $0.001 par value, 500,000 shares authorized; 48,188 shares and 43,806 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	48	44
Additional paid-in capital	487,114	433,330
Accumulated deficit	(107,943)	(71,389)
Accumulated other comprehensive loss	(19,651)	(6,674)
Total Global Medical REIT Inc. stockholders' equity	434,527	430,270
Noncontrolling interest	14,680	30,083
Total equity	449,207	460,353
Total liabilities and equity	$1,025,551	$884,934

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL MEDICAL REIT INC.

Condensed Consolidated Statements of Operations

(unaudited and in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Revenue
Rental revenue	$25,055	$18,117	$68,623	$50,093
Other income	42	78	178	182
Total revenue	25,097	18,195	68,801	50,275

Expenses
General and administrative	4,027	1,681	7,509	4,928
Operating expenses	3,619	1,362	8,256	3,826
Management fees – related party	—	1,621	4,024	4,539
Depreciation expense	6,954	5,006	19,383	13,481
Amortization expense	2,563	1,500	6,832	3,757
Interest expense	4,864	4,549	13,616	12,707
Management internalization expense	12,580	—	14,005	—
Preacquisition expense	70	168	267	224
Total expenses	34,677	15,887	73,892	43,462

Net (loss) income	$(9,580)	$2,308	$(5,091)	$6,813
Less: Preferred stock dividends	(1,455)	(1,455)	(4,366)	(4,366)
Less: Net loss (income) attributable to noncontrolling interest	767	(83)	647	(246)
Net (loss) income attributable to common stockholders	$(10,268)	$770	$(8,810)	$2,201

Net (loss) income attributable to common stockholders per share – basic and diluted	$(0.22)	$0.02	$(0.19)	$0.07

Weighted average shares outstanding – basic and diluted	46,908	35,512	45,503	32,514

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL MEDICAL REIT INC.

Condensed Consolidated Statements of Comprehensive (Loss) Income

(unaudited and in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Net (loss) income	$(9,580)	$2,308	$(5,091)	$6,813
Other comprehensive income (loss):
Increase (decrease) in fair value of interest rate swap agreements	2,003	(1,303)	(12,977)	(6,875)
Total other comprehensive income (loss)	2,003	(1,303)	(12,977)	(6,875)
Comprehensive (loss) income	(7,577)	1,005	(18,068)	(62)
Less: Preferred stock dividends	(1,455)	(1,455)	(4,366)	(4,366)
Less: Comprehensive loss attributable to noncontrolling interest	628	44	1,555	442
Comprehensive loss attributable to common stockholders	$(8,404)	$(406)	$(20,879)	$(3,986)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL MEDICAL REIT INC.

Condensed Consolidated Statements of Equity

(unaudited and in thousands)

For the Nine Months Ended September 30, 2020:

								Global
							Accumulated	Medical
					Additional		Other	REIT Inc.	Non-
	Common Stock		Preferred Stock		Paid-in	Accumulated	Comprehensive	Stockholders’	controlling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity	Interest	Equity
Balances, December 31, 2019	43,806	$44	3,105	$74,959	$433,330	$(71,389)	$(6,674)	$430,270	$30,083	$460,353
Net loss	—	—	—	—	—	(4,444)	—	(4,444)	(647)	(5,091)
Issuance of shares of common stock, net	3,169	3	—	—	38,234	—	—	38,237	—	38,237
LTIP Units and OP Units redeemed for common stock	1,213	1	—	—	15,550	—	—	15,551	(15,551)	—
Change in fair value of interest rate swap agreements	—	—	—	—	—	—	(12,977)	(12,977)	—	(12,977)
Stock-based compensation expense	—	—	—	—	—	—	—	—	3,391	3,391
Dividends to common stockholders ($0.60 per share)	—	—	—	—	—	(27,744)	—	(27,744)	—	(27,744)
Dividends to preferred stockholders ($1.40625 per share)	—	—	—	—	—	(4,366)	—	(4,366)	—	(4,366)
Dividends to noncontrolling interest	—	—	—	—	—	—	—	—	(2,596)	(2,596)
Balances, September 30, 2020	48,188	$48	3,105	$74,959	$487,114	$(107,943)	$(19,651)	$434,527	$14,680	$449,207

For the Three Months Ended September 30, 2020:

								Global
							Accumulated	Medical
					Additional		Other	REIT Inc.	Non-
	Common Stock		Preferred Stock		Paid-in	Accumulated	Comprehensive	Stockholders’	controlling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity	Interest	Equity
Balances, June 30, 2020	46,252	$46	3,105	$74,959	$462,607	$(88,037)	$(21,654)	$427,921	$14,788	$442,709
Net loss	—	—	—	—	—	(8,813)	—	(8,813)	(767)	(9,580)
Issuance of shares of common stock, net	1,930	2	—	—	24,431	—	—	24,433	—	24,433
LTIP Units and OP Units redeemed for common stock	6	—	—	—	76	—	—	76	(76)	—
Change in fair value of interest rate swap agreements	—	—	—	—	—	—	2,003	2,003	—	2,003
Stock-based compensation expense	—	—	—	—	—	—	—	—	1,572	1,572
Dividends to common stockholders ($0.20 per share)	—	—	—	—	—	(9,638)	—	(9,638)	—	(9,638)
Dividends to preferred stockholders ($0.46875 per share)	—	—	—	—	—	(1,455)	—	(1,455)	—	(1,455)
Dividends to noncontrolling interest	—	—	—	—	—	—	—	—	(837)	(837)
Balances, September 30, 2020	48,188	$48	3,105	$74,959	$487,114	$(107,943)	$(19,651)	$434,527	$14,680	$449,207

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL MEDICAL REIT INC.

Condensed Consolidated Statement of Equity - Continued

(unaudited and in thousands)

For the Nine Months Ended September 30, 2019:

								Global
							Accumulated	Medical
					Additional		Other	REIT Inc.	Non-
	Common Stock		Preferred Stock		Paid-in	Accumulated	Comprehensive	Stockholders’	controlling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity	Interest	Equity
Balances, December 31, 2018	25,944	$26	3,105	$74,959	$243,038	$(45,007)	$(3,721)	$269,295	$30,455	$299,750
Net income	—	—	—	—	—	6,567	—	6,567	246	6,813
Issuance of shares of common stock, net	10,284	10	—	—	96,767	—	—	96,777	—	96,777
LTIP Units and OP Units redeemed for common stock	62	—	—	—	630	—	—	630	(630)	—
Change in fair value of interest rate swap agreements	—	—	—	—	—	—	(6,875)	(6,875)	—	(6,875)
Stock-based compensation expense	—	—	—	—	—	—	—	—	2,493	2,493
Dividends to common stockholders ($0.60 per share)	—	—	—	—	—	(21,040)	—	(21,040)	—	(21,040)
Dividends to preferred stockholders ($1.40625 per share)	—	—	—	—	—	(4,366)	—	(4,366)	—	(4,366)
Dividends to noncontrolling interest	—	—	—	—	—	—	—	—	(2,615)	(2,615)
OP Units issued to third parties	—	—	—	—	—	—	—	—	506	506
Balances, September 30, 2019	36,290	$36	3,105	$74,959	$340,435	$(63,846)	$(10,596)	$340,988	$30,455	$371,443

For the Three Months Ended September 30, 2019:

								Global
							Accumulated	Medical
					Additional		Other	REIT Inc.	Non-
	Common Stock		Preferred Stock		Paid-in	Accumulated	Comprehensive	Stockholders’	controlling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity	Interest	Equity
Balances, June 30, 2019	34,653	$35	3,105	$74,959	$322,872	$(57,397)	$(9,293)	$331,176	$30,427	$361,603
Net income	—	—	—	—	—	2,225	—	2,225	83	2,308
Issuance of shares of common stock, net	1,632	1	—	—	17,509	—	—	17,510	—	17,510
LTIP Units and OP Units redeemed for common stock	5	—	—	—	54	—	—	54	(54)	—
Change in fair value of interest rate swap agreements	—	—	—	—	—	—	(1,303)	(1,303)	—	(1,303)
Stock-based compensation expense	—	—	—	—	—	—	—	—	868	868
Dividends to common stockholders ($0.20 per share)	—	—	—	—	—	(7,219)	—	(7,219)	—	(7,219)
Dividends to preferred stockholders ($0.46875 per share)	—	—	—	—	—	(1,455)	—	(1,455)	—	(1,455)
Dividends to noncontrolling interest	—	—	—	—	—	—	—	—	(869)	(869)
Balances, September 30, 2019	36,290	$36	3,105	$74,959	$340,435	$(63,846)	$(10,596)	$340,988	$30,455	$371,443

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL MEDICAL REIT INC.

Condensed Consolidated Statements of Cash Flows

(unaudited and in thousands)

	Nine Months Ended September 30,
	2020	2019
Operating activities
Net (loss) income	$(5,091)	$6,813
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation expense	19,383	13,481
Amortization of acquired lease intangible assets	6,813	3,757
Amortization of above market leases, net	472	634
Amortization of debt issuance costs and other	1,030	1,000
Stock-based compensation expense	3,391	2,493
Capitalized preacquisition costs charged to expense	167	162
Reserve for uncollectible receivables	727	—
Other	45	82
Changes in operating assets and liabilities:
Tenant receivables	(2,472)	(1,232)
Deferred assets	(4,416)	(3,955)
Other assets	(322)	(154)
Accounts payable and accrued expenses	1,169	911
Security deposits and other	(780)	2,210
Accrued management fees due to related party	(1,727)	479
Net cash provided by operating activities	18,389	26,681

Investing activities
Purchase of land, buildings, and other tangible and intangible assets and liabilities	(136,813)	(181,440)
Internalization - cash paid for acquisition of Former Advisor, net of cash acquired of $559	(5,093)	—
Escrow deposits for purchase of properties	700	(897)
Loan repayments from related parties	10	—
Capital expenditures on existing real estate investments	(416)	(337)
Net cash used in investing activities	(141,612)	(182,674)

Financing activities
Net proceeds received from common equity offerings	38,137	96,799
Escrow deposits required by third party lenders	(1,034)	(216)
Proceeds from note payable	14,800	—
Repayment of notes payable	(233)	(101)
Proceeds from Credit Facility	158,400	164,450
Repayment of Credit Facility	(51,550)	(77,500)
Payment of debt issuance costs	(1,266)	(924)
Dividends paid to common stockholders, and OP Unit and LTIP Unit holders	(29,588)	(21,167)
Dividends paid to preferred stockholders	(4,366)	(4,365)
Net cash provided by financing activities	123,300	156,976
Net increase in cash and cash equivalents and restricted cash	77	983
Cash and cash equivalents and restricted cash—beginning of period	7,185	4,843
Cash and cash equivalents and restricted cash—end of period	$7,262	$5,826

Supplemental cash flow information:
Cash payments for interest	$12,339	$11,687

Noncash financing and investing activities:
Accrued dividends payable	$11,843	$9,470
Interest rate swap agreements fair value change recognized in other comprehensive loss	$12,977	$6,875
OP Units and LTIP Units redeemed for common stock	$15,551	$630
CMBS loan assumed in connection with a facility acquisition	$12,074	$—
Accrued common stock offering costs	$169	$22
Recognition of lease liability related to right of use asset	$727	$3,143
OP Units issued primarily for property acquisition	$—	$506

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL MEDICAL REIT INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

(in thousands, except per share amounts or as otherwise indicated)

Note 1 – Organization

Global Medical REIT Inc. (the “Company”) is a Maryland corporation engaged primarily in the acquisition of purpose-built healthcare facilities and the leasing of those facilities to strong healthcare systems and physician groups with leading market share. The Company holds its facilities and conducts its operations through a Delaware limited partnership subsidiary named Global Medical REIT L.P. (the “Operating Partnership”). The Company serves as the sole general partner of the Operating Partnership through a wholly owned subsidiary of the Company named Global Medical REIT GP LLC, a Delaware limited liability company. As of September 30, 2020, the Company was the 93.05% limited partner of the Operating Partnership, with an aggregate of 6.95% of the Operating Partnership owned by holders of long-term incentive plan units (“LTIP Units”) and third-party limited partners who contributed properties or services to the Operating Partnership in exchange for common limited partnership units (“OP Units”). As described below, until July 9, 2020, the Company was externally managed and advised by Inter-American Management LLC, a Delaware limited liability company and affiliate of the Company (the “Former Advisor”).

On July 9, 2020, the Company acquired all of the outstanding shares of capital stock of Inter-American Group Holdings Inc. (“IAGH”), the parent company of the Former Advisor, for total consideration, after a working capital adjustment, of $17,746 (the “Internalization”). The Internalization was completed pursuant to a stock purchase agreement, dated as of July 9, 2020 (the "Stock Purchase Agreement"), by and among the Company, Zensun Enterprises Limited (“Zensun”) and Mr. Jeffrey Busch. Prior to the Internalization, IAGH was owned by Zensun (85%) and Mr. Busch (15%) (collectively, the “Sellers”).

 A special committee (the "Special Committee") comprised entirely of independent and disinterested members of the Company’s board of directors (the "Board"), after consultation with its independent legal and financial advisors, determined that the Internalization was advisable to, and in the best interests of, the Company and the Company’s stockholders and recommended that the Board authorize and approve the Internalization. Upon such recommendation from the Special Committee, the Board authorized and approved the Internalization. Approval by the Company’s stockholders was not required.

Upon completion of the Internalization, the employees of the Former Advisor became employees of the Company and the functions previously performed by the Former Advisor were internalized by the Company.  As an internally managed company, the Company will no longer pay the Former Advisor any fees arising from the Management Agreement (as defined in Note 6 – “Related Party Transactions”).

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

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company, including the Operating Partnership and its wholly owned subsidiaries. The Company presents the portion of any equity it does not own but controls (and thus consolidates) as noncontrolling interest. Noncontrolling interest in the Company includes the LTIP Units that have been granted to directors, officers and employees of the Company and the OP Units held by third parties. Refer to Note 5 – “Equity” and Note 7 – “Stock-Based Compensation” for additional information regarding the OP Units and LTIP Units.

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

Investment in Real Estate

The Company determines when an acquisition meets the definition of a business or alternatively should be accounted for as an asset acquisition in accordance with Accounting Standard Codification (“ASC”) Topic 805 “Business Combinations” (“ASC Topic 805”), which requires that, when substantially all of the fair value of an acquisition is concentrated in a single identifiable asset or a group of similar identifiable assets, the asset or group of similar identifiable assets does not meet the definition of a business and therefore is required to be accounted for as an asset acquisition. Transaction costs are capitalized for asset acquisitions and expensed as incurred for business combinations. All our facility acquisitions for the nine months ended September 30, 2020 and 2019 have been accounted for as asset acquisitions because substantially all the fair value of the gross assets the Company acquired were concentrated in a single asset or group of similar identifiable assets.

For asset acquisitions that are “owner occupied” (meaning that the seller either is the tenant or controls the tenant), the purchase price, including capitalized acquisition costs, will be allocated to land and building based on their relative fair values with no value allocated to intangible assets or liabilities. For asset acquisitions that are not “owner occupied,” the Company will allocate the purchase price to tangible assets and any intangible assets acquired or liabilities assumed based on their relative fair values. Fair value is determined based upon the guidance of ASC Topic 820, “Fair Value Measurements and Disclosures,” and generally are determined using Level 2 inputs, such as rent comparables, sales comparables, and broker indications. Although Level 3 Inputs are utilized, they are minor in comparison to the Level 2 data used for the primary assumptions. The determination of fair value involves the use of significant judgment and estimates. We make estimates to determine the fair value of the tangible and intangible assets acquired and liabilities assumed using information obtained from multiple sources, including preacquisition due diligence, and we routinely utilize the assistance of a third-party appraiser.

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

	As of September 30,
	2020	2019
Cash and cash equivalents	$2,052	$2,815
Restricted cash	5,210	3,011
Total cash and cash equivalents and restricted cash	$7,262	$5,826

Tenant Receivables

The tenant receivable balance as of September 30, 2020 and December 31, 2019 was $6,702 and $4,957, respectively. The balance as of September 30, 2020 consisted of $2,573 in funds owed from the Company’s tenants for rent that the Company had earned but had not yet received, $1,211 of loans that were made to two of the Company’s tenants, and $2,918 of tenant reimbursements. The balance as of December 31, 2019 consisted of $1,428 in funds owed from the Company’s tenants for rent that the Company had earned but had not yet received, $1,062 of loans that were made to two of the Company’s tenants, $2,342 of tenant reimbursements, as well as $125 in miscellaneous receivables.

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

Escrow Deposits

The escrow balance as of September 30, 2020 and December 31, 2019 was $3,792 and $3,417, respectively. Escrow deposits include funds held in escrow to be used for the acquisition of properties in the future and for the payment of taxes, insurance, and other amounts as stipulated by the Company’s Cantor Loan and the Dumfries Loan, as hereinafter defined.

Deferred Assets

The deferred assets balance as of September 30, 2020 and December 31, 2019 was $18,928 and $14,512, respectively. The balance as of September 30, 2020 consisted of $18,848 in deferred rent receivables resulting from the recognition of revenue from leases with fixed annual rental escalations on a straight-line basis and $80 of other deferred costs. The balance as of December 31, 2019 consisted of $14,204 in deferred rent receivables resulting from the recognition of revenue from leases with fixed annual rental escalations on a straight-line basis and $308 of other deferred costs.

Other Assets

The other assets balance as of September 30, 2020 and December 31, 2019 was $5,356 and $3,593, respectively. The balance as of September 30, 2020 consisted of $3,669 for a right of use asset (refer to Note 8 – “Leases” for additional details), $669 in capitalized preacquisition costs, $661 in prepaid assets, and $357 for net capitalized software costs and miscellaneous assets. The balance as of December 31, 2019 consisted of $3,077 for a right of use asset, $223 in capitalized preacquisition costs, and $293 in a prepaid asset.

Security Deposits and Other

The security deposits and other liability balance as of September 30, 2020 and December 31, 2019 was $5,571 and $6,351, respectively. The balance as of September 30, 2020 consisted of security deposits of $4,066 and a tenant impound liability of $1,505 related to amounts owed for specific tenant expenses, such as real estate taxes and insurance. The balance as of December 31, 2019 consisted of security deposits of $4,968 and a tenant impound liability of $1,383 related to amounts owed for specific tenant expenses, such as real estate taxes and insurance.

Derivative Instruments - Interest Rate Swaps

As of September 30, 2020 and December 31, 2019, the Company’s liability balance related to interest rate swap derivative instruments that were designated as cash flow hedges of interest rate risk was $19,505 and $6,491, respectively. In accordance with the Company’s risk management strategy, the purpose of the interest rate swaps is to manage interest rate risk for certain of the Company’s variable-rate debt. The interest rate swaps involve the Company’s receipt of variable-rate amounts from three counterparties in exchange for the Company making fixed-rate payments over the life of the agreement. The Company accounts for derivative instruments in accordance with the provisions of ASC Topic 815, “Derivatives and Hedging.” Refer to Note 4 – “Credit Facility, Notes Payable and Derivative Instruments” for additional details.

Management Internalization Expense

As described in Note 1 – “Organization,” the Internalization transaction closed on July 9, 2020. The total amount of consideration for the Internalization, after a working capital adjustment, was $17,746.

In accordance with ASC Topic 805, the portion of the consideration paid for the Internalization that was attributed to the settlement of a preexisting contractual relationship (the Management Agreement) of $12,094 was recognized as “Management Internalization Expense” in the accompanying Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2020 and the $5,903 of excess consideration paid over the fair value of underlying identifiable net liabilities of the business acquired of $251 was recorded as “Goodwill” in the accompanying Condensed Consolidated Balance Sheets. The Company also incurred $486 and $1,911 of expense related to the Internalization for the three and nine months ended September 30, 2020, respectively, which are also included in the “Management Internalization Expense” line item for the three and nine months ended September 30, 2020.  The Company’s Condensed Consolidated Statement of Operations for the nine months ended September 30, 2020, includes no revenue and $1,666 of net loss related to the operations of the business acquired subsequent to its acquisition.

The table below presents the unaudited revenue and net income attributable to common stockholders on a pro forma basis as if the transaction occurred on January 1, 2019. Pro forma net income attributable to common stockholders for the nine months ended September 30, 2020, excludes non-recurring expenses incurred related to the settlement of the preexisting contractual agreement of $12,094, and other Internalization expenses, and includes compensation expense for the employees that were previously employed by the Former Advisor. The pro forma results are not necessarily indicative of the results that would have occurred if the business combination had occurred on the first day of the periods presented, nor does the pro forma information purport to represent the results of operations for future periods.

	Nine Months Ended	Nine Months Ended
	September 30, 2020	September 30, 2019

	(unaudited, in thousands)

Pro forma total revenue	$68,801	$50,275
Pro forma net income attributable to common stockholders	$4,469	$3,080

Goodwill

Goodwill represents the excess of consideration paid over the fair value of underlying identifiable net assets of businesses acquired. During the three months ended September 30, 2020, the Company recorded $5,903 of Goodwill related to the Internalization. Goodwill has an indeterminate life and is not amortized, but is tested for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company has one reporting unit.  The following table summarizes the consideration paid, the fair value of the assets and liabilities assumed, and the resulting Goodwill balance:

Total consideration paid	$ 17,746

Internalization expense - settlement of a preexisting contractual relationship	12,094

Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash	559
Software intangible	263
Fixed assets	87
Prepaids and other assets	101
Accrued wages and expenses	(883)
Income tax liability	(378)
Total identifiable net liabilities	(251)
Goodwill	$ 5,903

The amount attributable to the settlement of a preexisting contractual relationship was based on the fair value of the Management Agreement. The fair value was determined using the multi-period excess earnings method (“MPEEM”), a form of the income approach. The MPEEM is based on the principle that the value of an intangible asset is equal to the present value of the incremental after-tax cash flows attributable only to that asset. To quantify the cash flows attributable solely to the subject intangible asset, contributory asset charges are typically applied to account for the use of and/or required return on these assets. In applying the MPEEM, the earnings expected to be generated by the Management Agreement were forecasted over the estimated duration of the intangible asset. The earnings were then adjusted by taxes and the required return for the use of the contributory assets.  The after-tax excess cash flows were then present valued to estimate the value of the Management Agreement as of July 9, 2020.

Cash paid for the acquisition of the Former Advisor, after consideration of the settlement of preexisting contractual relationship of $12,094 and net of cash acquired of $559 was $5,093 and is included as an “Investing” activity in the Company’s Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2020.

Recent Accounting Pronouncements

Lease Modifications

Due to the business disruptions and challenges severely affecting the global economy caused by the COVID-19 pandemic, many lessors may be required to provide rent deferrals and other lease concessions to lessees. While the lease modification guidance in ASC Topic 842 addresses routine changes to lease terms resulting from negotiations between the lessee and the lessor, this guidance did not contemplate concessions being so rapidly executed to address the sudden liquidity constraints of some lessees arising from the COVID-19 pandemic. In April 2020, the Financial Accounting Standards Board (“FASB”) staff issued a question and answer document (the “Lease Modification Q&A”) focused on the application of lease accounting guidance to lease concessions provided as a result of the COVID-19 pandemic. Under existing lease guidance, the Company would have to determine, on a lease-by-lease basis, if a lease concession was the result of a new arrangement reached with the tenant (treated within the lease modification accounting framework) or if a lease concession was under the enforceable rights and obligations within the existing lease agreement (precluded from applying the lease modification accounting framework). The Lease Modification Q&A allows the Company, if certain criteria have been met, to bypass the lease-by-lease analysis, and instead elect to either apply the lease modification accounting framework or not, with such election applied consistently to leases with similar characteristics and similar circumstances. The Company has elected to apply such relief and will avail itself of the election to avoid performing a lease-by-lease analysis for the lease concessions that were (1) granted as relief due to the COVID-19 pandemic and (2) result in the cash flows remaining substantially the same or less. The Lease Modification Q&A has no material impact on the Company’s condensed consolidated financial statements as of and for the three and nine months ended September 30, 2020. However, its future impact on the Company is dependent upon the extent of lease concessions granted to tenants as a result of the COVID-19 pandemic in future periods and the elections made by the Company at the time of entering such concessions.

Reference Rate Reform

During the nine months ended September 30, 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-04, Reference Rate Reform (Topic 848) (“ASU 2020-04”). ASU 2020-04 contains practical expedients for reference rate reform-related activities that impact debt, leases, derivatives and other contracts. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. During the nine months ended September 30, 2020, the Company has elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. The Company continues to evaluate the impact of the guidance and may apply other elections as applicable as additional changes in the market occur.

Note 3 – Property Portfolio

Summary of Properties Acquired During the Nine Months Ended September 30, 2020

During the nine months ended September 30, 2020 the Company completed 10 acquisitions. For each acquisition, substantially all the fair value was concentrated in a single identifiable asset or group of similar identifiable assets and, therefore, each acquisition represents an asset acquisition. Accordingly, transaction costs for these acquisitions were capitalized.

A rollforward of the gross investment in land, building, improvements, and acquired lease intangible assets as of September 30, 2020 resulting from these acquisitions is as follows:

			Site	Tenant	Acquired Lease	Gross Investment in
	Land	Building	Improvements	Improvements	Intangible Assets	Real Estate
Balances as of December 31, 2019	$95,381	$693,533	$9,912	$33,909	$72,794	$905,529
Facility Acquired – Date Acquired:
High Point – 2/13/20	1,749	20,367	440	869	1,656	25,081
Clinton – 2/27/20	664	6,551	342	1,578	2,484	11,619
West Allis – 3/4/20	974	7,687	137	98	461	9,357
Grand Rapids – 3/20/20	2,947	17,341	470	450	1,582	22,790
Dumfries – 4/27/20	2,597	10,047	289	4,815	4,292	22,040
Centerville – 7/16/20	—	4,202	160	208	501	5,071
Fairfax – 7/17/20	6,731	6,642	381	2,979	3,012	19,745
Rosedale – 7/31/20	2,856	16,204	567	1,443	2,821	23,891
Lancaster – 9/18/20	696	4,269	110	116	1,114	6,305
Winston-Salem – 9/30/20	1,524	6,407	254	307	748	9,240
Capitalized costs(1)	4	309	206	193	—	712
Total Additions:	20,742	100,026	3,356	13,056	18,671	155,851
Balances as of September 30, 2020	$116,123	$793,559	$13,268	$46,965	$91,465	$1,061,380
(1)	Represents capital projects that were completed and placed in service during the nine months ended September 30, 2020 related to the Company’s existing facilities.

Depreciation expense was $6,954 and $19,383 for the three and nine months ended September 30, 2020, respectively, and $5,006 and $13,481 for the three and nine months ended September 30, 2019, respectively.

As of September 30, 2020, the Company had aggregate capital improvement commitments and obligations to improve, expand, and maintain the Company’s existing facilities of approximately $20,164. Many of these amounts are subject to contingencies that make it difficult to predict when they will be utilized, if at all. In accordance with the terms of the Company’s leases, capital improvement obligations in the next twelve months could total up to approximately $9,233.

The following is a summary of the acquisitions completed during the nine months ended September 30, 2020.

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

Clinton Facility

On February 27, 2020, the Company purchased a medical office building located in Clinton, Iowa (the “Clinton Facility”) for a purchase price of approximately $11.6 million. Upon closing, the Company assumed the existing lease of the Clinton Facility with MercyOne Clinton Medical Center, as tenant. At acquisition, the lease had approximately four years remaining in the initial term, exclusive of a tenant renewal option. The following table presents the details of the tangible and intangible assets acquired and liabilities assumed:

Land and site improvements	$1,006
Building and tenant improvements	8,129
In-place leases	2,115
Leasing costs	369
Total purchase price	$11,619

West Allis Facility

On March 4, 2020, the Company purchased a medical office building located in West Allis, Wisconsin (the “West Allis Facility”) for a purchase price of approximately $9.1 million. Upon closing, the Company assumed the existing lease of the West Allis Facility with Ascension Columbia St. Mary’s Hospital Milwaukee, as tenant. At acquisition, the lease had approximately four years remaining in the initial term, exclusive of renewal options. The following table presents the details of the tangible and intangible assets acquired and liabilities assumed:

Land and site improvements	$1,111
Building and tenant improvements	7,785
In-place leases	263
Leasing costs	198
Below-market lease intangibles	(264)
Total purchase price	$9,093

Grand Rapids Facilities

On March 20, 2020, the Company purchased a four-building medical office portfolio located in the greater Grand Rapids, Michigan area (the “Grand Rapids Facilities”) for a total purchase price of approximately $22.7 million. Upon closing, the Company assumed 11 existing leases at the Grand Rapids Facilities (the “Grand Rapids Leases”). At acquisition, the Grand Rapids Leases had a weighted-average remaining term of five years, exclusive of tenant renewal options. The following table presents the details of the tangible and intangible assets acquired and liabilities assumed:

Land and site improvements	$3,417
Building and tenant improvements	17,791
In-place leases	761
Above-market lease intangibles	685

Leasing costs	136
Below-market lease intangibles	(125)
Total purchase price	$22,665

Dumfries Facility

On April 27, 2020, the Company purchased a medical office building located in Dumfries, Virginia (the “Dumfries Facility”) for a purchase price of approximately $19.6 million. Upon closing, the Company assumed the existing lease of the Dumfries Facility with Spectrum Healthcare Resources, Inc., as tenant. At acquisition, the lease had approximately nine and a half years left in the initial term, exclusive of tenant renewal options. The following table presents the details of the tangible and intangible assets acquired and liabilities assumed:

Land and site improvements	$2,886
Building and tenant improvements	14,862
In-place leases	3,255
Leasing costs	1,037
Below-market lease intangibles	(2,419)
Total purchase price	$19,621

In connection with this acquisition, the Company assumed an existing $12.1 million commercial mortgage-backed securities (“CMBS”) loan with an interest rate of 4.68% and a term of four years.

Centerville Facility

On July 16, 2020, the Company purchased a medical office building located in Centerville, Iowa (the “Centerville Facility”) and the seller’s interest, as ground lessee, in an existing ground lease, for a purchase price of approximately $5.1 million. The ground lease has a remaining term of approximately 49 years.  Upon closing, the Company assumed the existing lease of the Centerville Facility with Mercy Medical Center-Centerville One St. Joseph Drive, as tenant. At acquisition, the lease had approximately 10.5 years remaining in the initial term, exclusive of renewal options. The following table presents the details of the tangible and intangible assets acquired and liabilities assumed:

Land and site improvements	$160
Building and tenant improvements	4,410
In-place leases	216
Leasing costs	285
Total purchase price	$5,071

Fairfax Facility

On July 17, 2020, the Company purchased a medical office building located in Fairfax, Virginia (the “Fairfax Facility”) for a purchase price of approximately $17.9 million. Upon closing, the Company assumed the existing lease of the Fairfax Facility with Spectrum Healthcare Resources, Inc., as tenant. At acquisition, the lease had approximately 9.1 years remaining in the initial term, exclusive of renewal options. The following table presents the details of the tangible and intangible assets acquired and liabilities assumed:

Land and site improvements	$7,112
Building and tenant improvements	9,621
In-place leases	2,314
Leasing costs	698
Below-market lease intangibles	(1,866)
Total purchase price	$17,879

Rosedale Facilities

On July 31, 2020, the Company purchased certain condominium units within a medical office building and a medical office building, both located in Rosedale, Maryland (the “Rosedale Facilities”) for a total purchase price of approximately $23.1 million.  Upon closing, the Company assumed eight leases with six tenants at the Rosedale Facilities (the “Rosedale Leases”).  At acquisition, the Rosedale Leases had a weighted-average remaining lease term of approximately 6.6 years,  exclusive of renewal options.  The following table presents the details of the tangible and intangible assets acquired and liabilities assumed:

Land and site improvements	$3,423
Building and tenant improvements	17,647
In-place leases	1,063
Leasing costs	892
Above-market lease intangibles	866
Below-market lease intangibles	(785)
Total purchase price	$23,106

In connection with this acquisition, the Company entered into a third-party loan in the amount of $14.8 million with an annual interest rate of 3.85% and a term of five years.

Lancaster Facility

On September 18, 2020, the Company purchased a medical office building located in Lancaster, Texas (the “Lancaster Facility”) for a purchase price of approximately $6.3 million.  Upon closing, the Company assumed the existing lease at the Lancaster Facility with Biomat USA, Inc., as tenant. At acquisition, the lease had approximately eight and a half years left in the initial term, exclusive of a tenant renewal option.  The following table presents the details of the tangible and intangible assets acquired and liabilities assumed:

Land and site improvements	$806
Building and tenant improvements	4,385
In-place leases	244
Leasing costs	283
Above-market lease intangibles	587
Total purchase price	$6,305

Winston-Salem Facility

On September 30, 2020, the Company purchased a medical office building located in Winston-Salem, North Carolina (the “Winston-Salem Facility”) for a total purchase price of approximately $8.5 million. Upon closing, the Company assumed five existing leases at the Winston-Salem Facility (the “Winston-Salem Leases”). At acquisition, the Winston-Salem Leases had a weighted-average remaining term of approximately four years, exclusive of a tenant renewal option. The following table presents the details of the tangible and intangible assets acquired and liabilities assumed:

Land and site improvements	$1,778
Building and tenant improvements	6,714
In-place leases	581
Leasing costs	167
Below-market lease intangibles	(725)
Total purchase price	$8,515

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

Intangible Assets and Liabilities

The following is a summary of the carrying amount of intangible assets and liabilities as of the dates presented:

	As of September 30, 2020
		Accumulated
	Cost	Amortization	Net
Assets
In-place leases	$51,451	$(12,647)	$38,804
Above market leases	14,384	(3,565)	10,819
Leasing costs	25,630	(5,475)	20,155
	$91,465	$(21,687)	$69,778
Liability
Below market leases	$10,045	$(1,424)	$8,621

	As of December 31, 2019
		Accumulated
	Cost	Amortization	Net
Assets
In-place leases	$39,429	$(7,851)	$31,578
Above market leases	12,246	(2,366)	9,880
Leasing costs	21,119	(3,458)	17,661
	$72,794	$(13,675)	$59,119
Liability
Below market leases	$3,861	$(697)	$3,164

The following is a summary of the acquired lease intangible amortization:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Amortization expense related to in-place leases	$1,800	$1,033	$4,796	$2,562
Amortization expense related to leasing costs	$744	$467	$2,017	$1,195
Decrease in rental revenue related to above market leases	$421	$343	$1,199	$895
Increase in rental revenue related to below market leases	$352	$114	$727	$261

As of September 30, 2020, scheduled future aggregate net amortization of the acquired lease intangible assets and liabilities for each year ended December 31 is listed below:

	Net (Decrease)
	Increase	Net Increase
	in Revenue	in Expenses
2020 (three months remaining)	$(22)	$2,644
2021	(91)	9,970
2022	(107)	9,554
2023	(145)	8,633
2024	51	7,343
Thereafter	(1,884)	20,815
Total	$(2,198)	$58,959

As of September 30, 2020, the weighted average amortization periods for asset lease intangibles and liability lease intangibles were 5.5 years and 5.1.years, respectively.

Note 4 – Credit Facility, Notes Payable and Derivative Instruments

Credit Facility

The Company, the Operating Partnership, as borrower, and certain of its subsidiaries (such subsidiaries, the “Subsidiary Guarantors”) are parties to a $600 million syndicated credit facility with BMO Harris Bank N.A. (“BMO”), as administrative agent (the “Credit Facility”). The Credit Facility consists of a $350 million term-loan component (the “Term Loan”) and a $250 million revolver component (the “Revolver”). The Credit Facility also contains a $50 million accordion. The term of the Company’s Credit Facility expires in August 2022, subject to a one-year extension option. Amounts outstanding under the Credit Facility bear interest at a floating rate that is based on LIBOR plus a specified margin based on the Company’s leverage.

The Subsidiary Guarantors and the Company are guarantors of the obligations under the Credit Facility. The amount available to borrow from time to time under the Credit Facility is limited according to a quarterly borrowing base valuation of certain properties owned by the Subsidiary Guarantors.

The Operating Partnership is subject to a number of financial covenants under its Credit Facility, including, among other things, (i) a maximum consolidated leverage ratio as of the end of each fiscal quarter of less than 0.60:1.00, (ii) a minimum fixed charge coverage ratio of 1.50:1.00, (iii) a minimum net worth of $203.8 million plus 75% of all net proceeds raised through equity offerings subsequent to March 31, 2018 and (iv) a ratio of total secured recourse debt to total asset value of not greater than 0.10:1.00. Additionally, beginning at the end of fourth quarter of 2020, the Company’s distributions to common stockholders will be limited to an amount equal to 95% of its AFFO. As of September 30, 2020, the Company was in compliance with all of the financial and non-financial covenants contained in the Credit Facility.

During the nine months ended September 30, 2020, the Company borrowed $158,400 under the Credit Facility and repaid $51,550, for a net amount borrowed of $106,850. During the nine months ended September 30, 2019, the Company borrowed $164,450 under the Credit Facility and repaid $77,500 for a net amount borrowed of $86,950. Interest expense incurred on the Credit Facility was $3,743 and $10,805, for the three and nine months ended September 30, 2020, respectively, and $3,716 and $10,268 for the three and nine months ended September 30, 2019, respectively.

As of September 30, 2020 and December 31, 2019, the Company had the following outstanding borrowings under the Credit Facility:

	September 30, 2020	December 31, 2019
Revolver	$108,200	$51,350
Term Loan	350,000	300,000
Less: Unamortized debt issuance costs	(3,875)	(3,832)
Credit Facility, net	$454,325	$347,518

Costs incurred related to the Credit Facility, net of accumulated amortization, are netted against the Company’s “Credit Facility, net of unamortized debt issuance costs” balance in the accompanying Condensed Consolidated Balance Sheets. The Company paid $925 and $924 related to modifications to the Credit Facility as well as fees related to adding properties to the borrowing base during the nine months ended September 30, 2020 and 2019, respectively. Amortization expense incurred was $341 and $882 for the three and nine months ended September 30, 2020, respectively, and $303 and $863 for the three and nine months ended September 30, 2019, respectively, and is included in the “Interest Expense” line item in the accompanying Condensed Consolidated Statements of Operations.

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

Notes Payable, Net of Debt Issuance Costs

The Company’s notes payable, net, includes four loans: (1) the Rosedale Loan, (2) the Dumfries Loan, (3) the Cantor Loan, and (4) the West Mifflin Note, described in detail below. The following table sets forth the balances of these loans as of September 30, 2020 and December 31, 2019.

	September 30, 2020	December 31, 2019
Notes payable, gross	$66,349	$39,475
Less: Unamortized debt issuance costs	(898)	(667)
Cumulative principal repayments	(391)	(158)
Notes payable, net	$65,060	$38,650

The Company paid $341 in debt issuance and related costs during the nine months ended September 30, 2020. Amortization expense incurred related to the debt issuance costs $42 and $110 for the three and nine months ended September 30, 2020, respectively, and $32 and $98 for the three and nine months ended September 30, 2019, respectively, and is included in the “Interest Expense” line item in the accompanying Condensed Consolidated Statements of Operations.

Rosedale Loan

On July 31, 2020, in connection with its acquisition of the Rosedale Facilities, the Company, through certain of its wholly-owned subsidiaries, as borrowers, entered into a commercial term loan with a principal balance of $14,800 (“the Rosedale Loan”). The Rosedale Loan has an annual interest rate of 3.90% and matures on July 31, 2025 with principal and interest payable monthly based on a 25-year amortization schedule. The Company, at its option, may prepay the loan, subject to a prepayment fee.

The Company made principal payments of $20 during the nine months ended September 30, 2020. The loan balance as of September 30, 2020 was $14,780. Interest expense incurred on this loan was $104 for the three and nine months ended September 30, 2020.

As of September 30, 2020, scheduled principal payments due for each year ended December 31 were as follows:

2020 (three months remaining)	$89
2021	361
2022	376
2023	391
2024	405
Thereafter	13,158
Total	$14,780

Dumfries Loan

On April 27, 2020, in connection with its acquisition of the Dumfries Facility, the Company, through a wholly-owned subsidiary, assumed a CMBS loan with a principal amount of $12,074 (“the Dumfries Loan”). The Dumfries Loan has an annual interest rate of 4.68% and matures on June 1, 2024 with principal and interest payable monthly based on a ten-year amortization schedule. The Company, at its option, may prepay the loan, subject to a prepayment premium.

The Company made principal payments of $108 during the nine months ended September 30, 2020. The loan balance as of September 30, 2020 was $11,966. Interest expense incurred on this loan was $140 and $186 for the three and nine months ended September 30, 2020, respectively.

As of September 30, 2020, scheduled principal payments due for each year ended December 31 were as follows:

2020 (three months remaining)	$67
2021	275
2022	288
2023	302
2024	11,034
Total	$11,966

Cantor Loan

On March 31, 2016, through certain of its wholly owned subsidiaries (the “GMR Loan Subsidiaries”), the Company entered into a $32,097 CMBS loan (the “Cantor Loan”). The Cantor Loan has a maturity date of April 6, 2026 and an annual interest rate of 5.22%. The Cantor Loan requires interest-only payments through March 31, 2021 and thereafter principal and interest based on a 30-year amortization schedule. Prepayment can only occur within four months prior to the maturity date, subject to earlier defeasance.

The Cantor Loan is secured by the assets of the GMR Loan Subsidiaries and such subsidiaries are required to maintain a monthly debt service coverage ratio of 1.35:1.00.

The note balance as of September 30, 2020 and December 31, 2019 was $32,097. Interest expense incurred on this note was $425 and $1,326 for the three and nine months ended September 30, 2020, respectively, and $429 and $1,271 for the three and nine months ended September 30, 2019, respectively.

As of September 30, 2020, scheduled principal payments due for each year ended December 31 were as follows:

2020 (three months remaining)	$—
2021	282
2022	447
2023	471
2024	492
Thereafter	30,405
Total	$32,097

West Mifflin Note

On September 25, 2015, the Company, through a wholly-owned subsidiary, as borrower, entered into a $7,378 term loan with Capital One. On September 25, 2020, the Company and Capital One amended the terms of the loan to extend the maturity date to September 25, 2021 and increase the interest rate to 4.25% per annum. The West Mifflin facility serves as collateral for the loan. The note requires a quarterly fixed charge coverage ratio of at least 1:1, a quarterly minimum debt yield of 0.09:1.00, and annualized operator EBITDAR (as defined in the note) measured on a quarterly basis of not less than $6,000. The operator is Associates in Ophthalmology, Ltd. and Associates Surgery Centers, LLC.

The Company made principal payments of $105 during the nine months ended September 30, 2020. The note balance as of September 30, 2020 and December 31, 2019 was $7,115 and $7,220, respectively. Interest expense incurred on this note was $68 and $203 for the three and nine months ended September 30, 2020, respectively, and $69 and $207 for the three and nine months ended September 30, 2019, respectively.

Derivative Instruments - Interest Rate Swaps

As of September 30, 2020, the Company had the following six interest rate swaps that are used to manage its interest rate risk and fix the LIBOR component of certain of its floating rate debt on a weighted average basis at 1.91%:

Counterparty	Notional Amount	Fixed LIBOR Rate	Maturity
Wells Fargo Bank, N.A.	$50 million	0.16%	August 2023
BMO	100 million	2.88%	August 2023
BMO	90 million	1.21%	August 2024
Truist Bank	40 million	1.21%	August 2024
Truist Bank	40 million	2.93%	August 2024
Citizens Bank, National Association	30 million	2.93%	August 2024
Total/Weighted Average	$350 million	1.91%

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

The fair value of the Company’s interest rate swaps was a net liability of $19,505 and $6,491 as of September 30, 2020 and December 31, 2019, respectively. The gross balances are included in the “Derivative Asset’ and “Derivative Liability” line items on the Company’s Condensed Consolidated Balance Sheets as of September 30, 2020 and December 31, 2019, respectively.

The table below details the components of the loss presented on the accompanying Condensed Consolidated Statements of Comprehensive (Loss) Income recognized on the Company’s interest rate swaps designated as cash flow hedges for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Amount of (gain) loss recognized in other comprehensive loss	$(451)	$1,603	$16,313	$7,559
Amount of loss reclassified from accumulated other comprehensive (loss) income into interest expense	(1,552)	(300)	(3,336)	(684)
Total change in accumulated other comprehensive loss	$(2,003)	$1,303	$12,977	$6,875

During the next twelve months, the Company estimates that an additional $6,135 will be reclassified as an increase to interest expense. Additionally, during the three and nine months ended September 30, 2020, the Company recorded total interest expense in its Condensed Consolidated Statements of Operations of $4,864 and $13,616.

Weighted-Average Interest Rate and Term

The weighted average interest rate and term of the Company’s debt was 3.34% and 3.06 years at September 30, 2020, compared to 3.90% and 3.76 years as of December 31, 2019.

Note 5 – Equity

Preferred Stock

The Company’s charter authorizes the issuance of 10,000 shares of preferred stock, par value $0.001 per share. As of September 30, 2020 and December 31, 2019, there were 3,105 shares of Series A Cumulative Redeemable Preferred Stock (“Series A Preferred Stock”), issued and outstanding. The Series A Preferred Stock has a liquidation preference of $25 per share.

Preferred stock dividend activity for the nine months ended September 30, 2020 is summarized in the following table:

		Applicable		Quarterly		Dividends
Date Announced	Record Date	Quarter	Payment Date	Dividend		per Share

December 13, 2019	January 15, 2020	Q4 2019	January 31, 2020	$1,455		$0.46875
March 4, 2020	April 15, 2020	Q1 2020	April 30, 2020	$1,455		$0.46875
June 12, 2020	July 15, 2020	Q2 2020	July 31, 2020	$1,455		$0.46875
September 3, 2020	October 15, 2020	Q3 2020	October 31, 2020	$1,455	(1)	$0.46875
(1)	Two months of this amount, equal to $970, was accrued at September 30, 2020.

The holders of the Series A Preferred Stock are entitled to receive dividend payments only when, as and if declared by the Board (or a duly authorized committee of the Board). Dividends will accrue or be payable in cash from the original issue date, on a cumulative basis, quarterly in arrears on each dividend payment date at a fixed rate per annum equal to 7.50% of the liquidation preference of $25.00 per share (equivalent to $1.875 per share on an annual basis). Dividends on the Series A Preferred Stock will be cumulative and will accrue whether or not (i) funds are legally available for the payment of those dividends, (ii) the Company has earnings or (iii) those dividends are declared by the Board. The quarterly dividend payment dates on the Series A Preferred Stock are January 31, April 30, July 31 and October 31 of each year. During each of the nine-month periods ended September 30, 2020 and 2019, the Company paid preferred dividends of $4,366 and $4,365 respectively.

Common Stock

The Company has 500,000 authorized shares of common stock, $0.001 par value. As of September 30, 2020 and December 31, 2019, there were 48,188 and 43,806 outstanding shares of common stock, respectively.

On August 17, 2020, the Company and the Operating Partnership entered into a Sales Agreement with certain sales agents, pursuant to which the Company may offer and sell, from time to time, up to $150,000 of its common stock (the “ATM Program”). During the three months ended September 30, 2020, the Company generated gross proceeds of $25,050 through ATM Program equity issuances of 1,930 shares of the Company’s common stock at an average offering price of $12.98 per share. During the nine months ended September 30, 2020, the Company generated gross proceeds of $39,221 through ATM Program equity issuances of 3,170 shares of the Company’s common stock at an average offering price of $12.37 per share.

Common stock dividend activity for the nine months ended September 30, 2020 is summarized in the following table:

		Applicable		Dividend	Dividends
Date Announced	Record Date	Quarter	Payment Date	Amount(1)	per Share

December 13, 2019	December 26, 2019	Q4 2019	January 9, 2020	$9,541	$0.20
March 4, 2020	March 25, 2020	Q1 2020	April 9, 2020	$9,610	$0.20
June 12, 2020	June 25, 2020	Q2 2020	July 9, 2020	$9,861	$0.20
September 3, 2020	September 24, 2020	Q3 2020	October 8, 2020	$10,357	$0.20
(1)	Includes distributions on granted LTIP Units and OP Units.

During the nine months ended September 30, 2020 and 2019, the Company paid total dividends on its common stock, LTIP Units and OP Units in the aggregate amount of $29,588 and $21,167, respectively.

As of September 30, 2020 and December 31, 2019, the Company had an accrued dividend balance of $516 and $580 for dividends payable on the aggregate annual and long-term LTIP Units that are subject to retroactive receipt of dividends on the amount of LTIP Units ultimately earned. During the nine months ended September 30, 2020, $512 of dividends were accrued and $576 of dividends were paid related to these units. During the nine months ended September 30, 2019, $265 of dividends were accrued and $85 of dividends were paid related to these units.

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

OP Units

During the nine months ended September 30, 2020, three OP Unit holders redeemed an aggregate of 1,185 OP Units for shares of the Company’s common stock with an aggregate redemption value of $15,245. During the year ended December 31, 2019, the Company issued an aggregate of 49 OP Units with a value of $506 in connection with a facility acquisition. Additionally, during the year ended December 31, 2019, two OP Unit holders redeemed an aggregate of 51 OP Units for shares of the Company’s common stock with an aggregate redemption value of $519. As of September 30, 2020 and December 31, 2019, there were 1,958 and 3,143 OP Units issued and outstanding, respectively, with an aggregate value of $12,636 and $27,881, respectively. The OP Unit value at issuance and redemption is based on the Company’s closing share price on the date of the respective transaction and is included as a component of noncontrolling interest equity in the Company’s Condensed Consolidated Balance Sheets as of September 30, 2020 and December 31, 2019. The Company has sufficient shares of common stock authorized pursuant to its charter to cover the redemption of outstanding OP Units.

Note 6 – Related Party Transactions

Management Agreement

Prior to the Internalization, the Company was subject to the Management Agreement, the material terms of which are summarized in the section titled “Business — Our Advisor and our Management Agreement,” contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 9, 2020.

Management Fees and Accrued Management Fees

For the three months ended September 30, 2020 no management fees were incurred and expensed by the Company. For the  nine months ended September 30, 2020, and prior to the Internalization, management fees of $4,024 were incurred and expensed by the Company in accordance with the terms of the Management Agreement. For the three and nine months ended September 30, 2019, management fees of $1,621 and $4,539, respectively, were incurred and expensed by the Company. As a result of the Internalization, there were no accrued management fees due to the Former Advisor as of September 30, 2020. Accrued management fees due to the Advisor were $1,727 as of December 31, 2019. No incentive management fee was incurred by the Company during the three and nine months ended September 30, 2020 or 2019.

Related Party Balances

A rollforward of the due from related parties and due to related party balance, net, as of September 30, 2020 is as follows:

	Due From
	Related Parties	Due to Related Party, Net
		Other
	Funds for	Management	Funds due	Due to
	Various	Fees due to	from	Related
	Purposes	Advisor	Advisor	Party, net
Balance as of January 1, 2020	$50	$(1,727)	79	$(1,648)
Management fee expense incurred	—	(4,024)	—	(4,024)
Management fees paid to Advisor	—	5,751	—	5,751
Loans to Advisor	—	—	(79)	(79)
Loan to related parties	71	—	—	—
Balance as of September 30, 2020	$121	$—	—	$—

Note 7 – Stock-Based Compensation

2016 Equity Incentive Plan

The 2016 Equity Incentive Plan, as amended (the “Plan”), is intended to assist the Company and its affiliates in recruiting and retaining employees, members of the Board, executive officers of the Company, and individuals who provide services to the Company and its affiliates.

The Plan is intended to permit the grant of both qualifying and non-qualified options and the grant of stock appreciation rights, restricted stock, unrestricted stock, awards of restricted stock units, performance awards and other equity-based awards (including LTIP Units). Based on the grants outstanding as of September 30, 2020, there are 521 shares of common stock that remain available to be granted under the Plan. Units subject to awards under the Plan that are forfeited, cancelled, lapsed, settled in cash or otherwise expired (excluding shares withheld to satisfy exercise prices or tax withholding obligations) are available for grant.

Time-Based Grants

During the nine months ended September 30, 2020, pursuant to the recommendation of the Compensation Committee of the Board (the “Compensation Committee”), the Board approved the following LTIP Unit activity:

●	On March 3, 2020, determined that 190 LTIP Units were earned in accordance with the terms of the previously disclosed 2017 long-term performance award agreements. The grant and vesting of these units are as follows:
➢	On March 3, 2020, there were 155 units granted that vested 50% on March 3, 2020, the determination date, and 50% vest on March 3, 2021.
➢	On May 12, 2020, there were 14 units granted that vested 50% on May 12, 2020, the determination date, and 50% vest on May 12, 2021.
➢	On August 23, 2020, there were 21 units granted that vested 50% on August 23, 2020, the determination date, and 50% vest on August 23, 2021.
●	On March 3, 2020, determined that 147 LTIP Units were earned in accordance with the terms of the previously disclosed 2019 annual award agreements. These units vested 50% on March 3, 2020, the determination date, and 50% vest on March 3, 2021.
●	On March 3, 2020, granted 43 LTIP Units in connection with the 2020 Long-Term Incentive Plan. These grants were valued based on the Company’s closing common stock price on the March 3, 2020 date of grant of $14.34 and vest in equal one-third increments on each of March 3, 2021, March 3, 2022, and March 3, 2023.
●	On July 9, 2020, granted 402 LTIP Units to the Company’s executives in connection with the Internalization. These grants were valued based on the Company’s closing stock price on July 8, 2020 of $10.46 and vest in equal one-fourth increments on each of July 9, 2021, July 9, 2022, July 9, 2023, and July 9, 2024.

●	On July 24, 2020, granted 108 LTIP Units to the Company’s non-executive employees in connection with the Internalization. These grants were valued based on the Company’s closing stock price on July 23, 2020 of $12.05 and vest in equal one-fourth increments on each of July 24, 2021, July 24, 2022, July 24, 2023, and July 24, 2024.
●	On September 2, 2020, granted 19 LTIP Units to the Company’s independent directors. These grants were valued based on the average of the Company’s closing stock price for the ten days prior to the date of grant and vest on September 2, 2021.

Additionally, during the nine months ended September 30, 2020, there were 28 LTIP Units redeemed for shares of the Company’s common stock.

A detail of the Company’s outstanding time based LTIP Units as of September 30, 2020 is as follows:

Vested units	811
Unvested units	828
LTIP Units outstanding as of September 30, 2020	1,639

Performance Based Awards

The Board has approved annual performance-based LTIP awards (“Annual Awards”) and long-term performance-based LTIP awards (“Long-Term Awards”) to the executive officers and other employees of the Company.  As described below, the Annual Awards have one-year performance periods and the Long-Term Awards have three-year performance periods. In addition to meeting specified performance metrics, vesting in both the Annual Awards and the Long-Term Awards is subject to service requirements.

A detail of the Company’s Long-Term Awards under the 2017, 2018 and 2019 programs, and the Annual Awards and Long-Term Awards under the 2020 program as of September 30, 2020 is as follows:

2018 Long-Term Awards	110
2019 Long-Term Awards	82
2020 Annual Awards (1)	196
2020 Long-Term Awards (2)	70
Total target performance awards as of September 30, 2020	458
(1)	Approved by the Board on March 17, 2020. The number of target LTIP Units was based on the closing price of the Company’s common stock reported on the New York Stock Exchange (“NYSE”) on that date.
(2)	Approved by the Board on March 3, 2020. The number of target LTIP Units was based on the fair value of the Long-Term Awards as determined by an independent valuation consultant.

Annual Awards. The Annual Awards are subject to the terms and conditions of LTIP Annual Award Agreements (“LTIP Annual Award Agreements”) between the Company and each grantee.

The Compensation Committee and Board established performance goals for the year ended December 31, 2020, as set forth in the 2020 LTIP Annual Award Agreements (the “Performance Goals”) that will be used to determine the number of LTIP Units earned by each grantee. As of September 30, 2020, management estimated that the Performance Goals would be met at a 110% level and, accordingly, estimated that 110% of the 2020 program target Annual Awards were expected to be earned at the end of the performance period. Cumulative stock-based compensation expense during the three and nine months ended September 30, 2020 reflects management’s estimate that 110% of these awards will be earned. As soon as reasonably practicable following the first anniversary of the Annual Awards grant date, the Compensation Committee and Board will determine the extent to which the Company has achieved each of the Performance Goals (expressed as a percentage) and, based on such determination, will calculate the number of LTIP Units that each grantee is entitled to receive. Each grantee may earn up to 150% of the number of his/her target LTIP Units. Any 2020 Annual Award LTIP Units that are not earned will be forfeited and cancelled.

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

The Company incurred stock compensation expense of $1,572 and $3,391, for the three and nine months ended September 30, 2020, respectively, and $868 and $2,493, for the three and nine months ended September 30, 2019, respectively, related to the grants awarded under the Plan. Compensation expense is included within “General and Administrative” expense in the Company’s Condensed Consolidated Statements of Operations.

As of September 30, 2020, total unamortized compensation expense related to these awards of approximately $8.6 million is expected to be recognized over a weighted average remaining period of 2.2 years.

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

Information as Lessor Under ASC Topic 842

To generate positive cash flow, as a lessor, the Company leases its facilities to tenants in exchange for fixed monthly payments that cover rent, property taxes, insurance and certain cost recoveries, primarily common area maintenance (“CAM”). The Company’s leases were determined to be operating leases and have a portfolio-average-lease-years remaining of approximately 10 years. Payments from the Company’s tenants for CAM are considered nonlease components that are separated from lease components and are generally accounted for in accordance with the revenue recognition standard. However, the Company qualified for and elected the practical expedient related to combining the components because the lease component is classified as an operating lease and the timing and pattern of transfer of CAM income, which is not the predominant component, is the same as the lease component, for all asset classes. As such, consideration for CAM is accounted for as part of the overall consideration in the lease. Payments from customers for property taxes and insurance are considered non-components of the lease and therefore no consideration is allocated to them because they do not transfer a good or service to the customer. Fixed contractual payments from the Company’s leases are recognized on a straight-line basis over the terms of the respective leases. This means that, with respect to a particular lease, actual amounts billed in accordance with the lease during any given period may be higher or lower than the amount of rental revenue recognized for the period. Straight-line rental revenue is commenced when the tenant assumes control of the leased premises. Accrued straight-line rents receivable represents the amount by which straight-line rental revenue exceeds rents currently billed in accordance with lease agreements.

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

The Company recognized $25,055 and $68,623 of rental revenue related to operating lease payments for the three and nine months ended September 30, 2020, respectively. Of these amounts $1,136 and $3,739 were for variable lease payments related to expense recoveries for the three and nine months ended September 30, 2020, respectively. The aggregate annual cash to be received by the Company on the noncancelable operating leases related to its portfolio as of September 30, 2020 is as follows for the subsequent years ended December 31:

2020 (three months remaining)	$20,914
2021	81,984
2022	80,676
2023	77,908
2024	70,735
Thereafter	379,099
Total	$711,316

Information as Lessee Under ASC Topic 842

The Company has seven buildings located on land that is subject to operating ground leases with a weighted average remaining term of approximately 41 years. Rental payments on these leases are adjusted periodically based on either the CPI or on a pre-determined schedule. The monthly payments on a pre-determined schedule are recognized on a straight-line basis over the terms of the respective leases. Changes in the CPI are not estimated as part of our measurement of straight-line rental expense. The Company used a weighted average discount rate of approximately 7.5%, which was derived, using a portfolio approach, from our assessment of the credit quality of the Company and adjusted to reflect secured borrowing, estimated yield curves and long-term spread adjustments over appropriate tenors. Some of the Company’s ground leases contain extension options and, where we determined it was reasonably certain that an extension would occur, they were included in our calculation of the right of use asset and liability. The Company recognized approximately $41 and $122 of ground lease expense, of which $26 and $64 was paid in cash, during the three and nine months ended September 30, 2020, respectively.

The following table sets forth the undiscounted cash flows of our scheduled obligations for future lease payments on operating ground leases at September 30, 2020, and a reconciliation of those cash flows to the operating lease liability at September 30, 2020:

2020 (three months remaining)	$97
2021	390
2022	409
2023	174
2024	129
Thereafter	4,626
Total	5,825
Discount	(2,735)
Lease liability	$3,090

Note 9 – Rent Concentration

The Company’s facilities with a concentration of rental revenue of 5% or greater for any period presented is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Facility	2020	2019	2020	2019

Encompass	7%	10%	8%	10%
Belpre	6	8	6	8
OCOM	5	7	5	6
Sherman	3	5	4	5
Austin	3	5	4	5
Aggregate of all other facilities	76	65	73	66
Total	100%	100%	100%	100%

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

Note 11 – Subsequent Events

Subsequent events have been evaluated through November 6, 2020, the date the financial statements were issued.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our financial statements, including the notes to those financial statements, included elsewhere in this Quarterly Report on Form 10-Q (this “Report”). Some of the comments we make in this section are forward-looking statements within the meaning of the federal securities laws. For a complete discussion of forward-looking statements, see the section below entitled “Special Note Regarding Forward-Looking Statements.” Certain risk factors may cause actual results, performance or achievements to differ materially from those expressed or implied by the following discussion. For a discussion of such risk factors, see Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2019, that was filed with the U.S. Securities and Exchange Commission (the “SEC” or the “Commission”) on March 9, 2020 and Item 1A. Risk Factors in this Quarterly Report on Form 10-Q. Unless otherwise indicated, all dollar and share amounts in the following discussion are presented in thousands.

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

Forward-looking statements involve numerous risks and uncertainties and you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data or methods which may be incorrect or imprecise and we may not be able to realize them. We do not guarantee that the transactions and events described will happen as described (or that they will happen at all). The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

●	the effects of the ongoing novel coronavirus (“COVID-19”) pandemic, which are highly uncertain, cannot be predicted and will depend upon future developments, including the severity of COVID-19, the duration of the outbreak and potential resurgences, the duration of existing or new social distancing and shelter-in-place orders, further mitigation strategies taken by applicable government authorities, the availability of a vaccine, adequate testing and treatments and the prevalence of widespread immunity to COVID-19;
●	defaults on or non-renewal of leases by tenants;
●	our ability to collect rental revenue, expected rent deferral amounts and expected repayment periods;
●	our ability to satisfy the covenants in our existing and any future debt agreements, including the $600 million syndicated credit facility with BMO Harris Bank N.A. (“BMO”), as administrative agent (the “Credit Facility”);
●	decreased rental rates or increased vacancy rates, including expected rent levels on acquired properties;
●	difficulties in identifying healthcare facilities to acquire and completing such acquisitions;
●	adverse economic or real estate conditions or developments, either nationally or in the markets in which our facilities are located;
●	our failure to generate sufficient cash flows to service our outstanding obligations;
●	fluctuations in interest rates and increased operating costs;
●	our failure to effectively hedge our interest rate risk;
●	our ability to satisfy our short and long-term liquidity requirements;
●	our ability to deploy the debt and equity capital we raise;
●	our ability to raise additional equity and debt capital on terms that are attractive or at all;
●	our ability to make distributions on shares of our common and preferred stock;
●	expectations regarding the timing and/or completion of any acquisition;
●	general volatility of the market price of our common and preferred stock;
●	changes in our business or our investment or financing strategy;
●	our dependence upon key personnel whose continued service is not guaranteed;
●	our ability to identify, hire and retain highly qualified personnel in the future;

●	the degree and nature of our competition;
●	changes in healthcare laws, governmental regulations, tax rates and similar matters;
●	changes in current healthcare and healthcare real estate trends;
●	changes in expected trends in Medicare, Medicaid and commercial insurance reimbursement trends;
●	competition for investment opportunities;
●	our failure to successfully integrate acquired healthcare facilities;
●	our expected tenant improvement expenditures;
●	changes in accounting policies generally accepted in the United States of America (“GAAP”);
●	lack of or insufficient amounts of insurance;
●	other factors affecting the real estate industry generally;
●	changes in the tax treatment of our distributions;
●	our failure to qualify and maintain our qualification as a real estate investment trust (“REIT”) for U.S. federal income tax purposes;
●	our ability to qualify for the safe harbors from the “100% Prohibited Transactions Tax” under the REIT rules with respect to our property dispositions; and
●	limitations imposed on our business and our ability to satisfy complex rules relating to REIT qualification for U.S. federal income tax purposes.

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

Overview

Global Medical REIT Inc. (the “Company,” “us,” “we,” or “our”) is a Maryland corporation engaged primarily in the acquisition of purpose-built healthcare facilities and the leasing of those facilities to strong healthcare systems and physician groups with leading market share.  As described below, until July 9, 2020, the Company was externally managed and advised by Inter-American Management LLC (the “Former Advisor”).

On July 9, 2020, the Company acquired all of the outstanding shares of capital stock of Inter-American Group Holdings Inc. (“IAGH”), the parent company of the Former Advisor for a cash purchase price of $18.1 million, subject to a working capital adjustment (the “Internalization”).  The Internalization was completed pursuant to a stock purchase agreement, dated as of July 9, 2020 (the "Stock Purchase Agreement"), by and among the Company, Zensun Enterprises Limited (“Zensun”) and Mr. Jeffrey Busch. Prior to the Internalization, IAGH was owned by Zensun (85%) and Mr. Busch (15%) (collectively, the “Sellers”).

 A special committee (the "Special Committee") comprised entirely of independent and disinterested members of the Company’s board of directors (the "Board"), after consultation with its independent legal and financial advisors, determined that the Internalization was advisable to, and in the best interests of, the Company and the Company’s stockholders and recommended that the Board authorize and approve the Internalization. Upon such recommendation from the Special Committee, the Board authorized and approved the Internalization. Approval by the Company’s stockholders was not required.

 Upon completion of the Internalization, the employees of the Former Advisor became employees of the Company and the functions previously performed by the Former Advisor were internalized by the Company.  As an internally managed company, the Company will no longer pay the Former Advisor any fees arising from the Management Agreement (as defined in Note 6 – “Related Party Transactions”).

We elected to be taxed as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2016. We conduct our business through an umbrella partnership real estate investment trust, or UPREIT, structure in which our properties are owned by wholly owned subsidiaries of our operating partnership, Global Medical REIT L.P. (the “Operating Partnership”). Our wholly owned subsidiary, Global Medical REIT GP, LLC, is the sole general partner of our Operating Partnership and, as of September 30, 2020, we owned 93.05% of the outstanding common operating partnership units (“OP Units”) of our Operating Partnership.

Impact of COVID-19 and Business Outlook

The COVID-19 pandemic did not have a material impact on our results of operations, liquidity and capital resources as of and for the three and nine months ended September 30, 2020. While we are still navigating the actual and potential impacts the pandemic will have on our tenants and our business, the sections below summarize management’s view of the potential impacts the COVID-19 pandemic may have on our future results of operations, liquidity and capital resources, and other various company-specific matters.

The COVID-19 outbreak and the measures taken by governmental authorities to contain its spread have resulted in substantial adverse effects on the U.S. economy, and specifically the healthcare industry. The full impact of COVID-19 on the U.S. economy and our tenants’ businesses and operations remains unknown, as the velocity of this economic slowdown and the subsequent job losses are unique and historical in many ways. While these events have already had a significant impact on the healthcare industry, we cannot reasonably estimate the duration and severity of such impact. However, at the onset of the outbreak, we began working with certain of our tenants that were experiencing significant disruptions in their businesses to help them navigate these uncertain times, including assisting our tenants in applying for government financial relief and, in certain limited circumstances, entering into rent deferral agreements. The aggregate amount of such rent deferrals equaled $1.1 million and, as of September 30, 2020, we have collected $0.6 million of this amount.  Because the extent of the impact of COVID-19 on our tenants will depend on future developments, including a resurgence of COVID-19, there can be no assurance that our tenants will continue to be able meet the requirements of these agreements, or that these tenants, or other tenants, may not seek additional relief in the future. The extent of the impact of COVID-19 on our liquidity and operational and financial performance will depend on, among other things, the ability of our tenants to return to normal patient volumes and whether a resurgence of COVID-19 causes further shutdowns or disruptions in our tenants’ businesses.

At the onset of the outbreak, many states banned elective and non-urgent medical procedures. Many states have since lifted these bans; however, the recent resurgence of COVID-19 cases in many states, including many states in which our facilities are located, may cause such states to reinstitute these bans. Certain localities, such as El Paso, Lubbock and Amarillo, Texas, have already reinstituted bans on elective surgeries due to a resurgence in COVID-19.  Given that many of our tenants depend on elective and non-urgent medical procedures as a major source of revenue, a reinstituted ban on these procedures may have a material adverse effect on our tenants’ businesses. In addition, in response to the recent resurgence of the COVID-19 pandemic, local, state and federal agencies have or may reinstitute stay-at-home or shelter-in-place orders, which may result in many of our tenants experiencing significantly reduced patient volumes and, when such bans and restrictions are lifted, patients may be reluctant to undertake certain medical procedures and our tenants may institute social distancing measures, each of which may cause our tenants to experience decreased patient volumes for an extended period of time. In addition, if additional government funding is not provided under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act") or new legislation, our tenants may not be able to rely on future government assistance programs to withstand the current or another downturn in their businesses.

Although we believe our acquisition pipeline has normalized since the onset of the COVID-19 pandemic, a resurgence of COVID-19 could cause another disruption in the medical real estate acquisition market that could have a material adverse effect on our acquisition growth.

To date, the COVID-19 pandemic has not had a material adverse effect on our liquidity, with our cash balances and available capacity under our Credit Facility equaling approximately $112 million as of October 31, 2020. However, a resurgence of COVID-19 that affects our tenants’ ability to pay rent to us, our lenders ability to lend to us, or our ability to raise equity capital could have a material adverse effect on our liquidity.

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

Executive Summary

The following table summarizes the material changes in our business and operations during the periods presented, which includes a one-time charge related to the portion of consideration paid for the Internalization that was attributed to the settlement of a preexisting contractual relationship of $12.1 million, as well as related expenses incurred associated with the Internalization. Additionally, the remaining excess consideration paid for the Internalization over the fair value of underlying identifiable net liabilities of the business acquired of $5.9 million was recorded as “Goodwill” on the accompanying Condensed Consolidated Balance Sheets:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(in thousands, except per share amounts)

Rental revenue	$25,055	$18,117	$68,623	$50,093
Depreciation and amortization expense	$9,517	$6,506	$26,215	$17,238
Interest expense	$4,864	$4,549	$13,616	$12,707
General and administrative expense	$4,027	$1,681	$7,509	$4,928
Management internalization expense	$12,580	$—	$14,005	$—

Net (loss) income attributable to common stockholders per share	$(0.22)	$0.02	$(0.19)	$0.07
FFO per share and unit(1)	$(0.03)	$0.19	$0.34	$0.54
AFFO per share and unit(1)	$0.23	$0.19	$0.65	$0.54
Dividends per share of common stock	$0.20	$0.20	$0.60	$0.60

Weighted average common stock outstanding	46,908	35,512	45,503	32,514
Weighted average OP Units outstanding	1,958	3,143	2,250	3,144
Weighted average LTIP Units outstanding	1,367	794	1,143	737
Total weighted average shares and units outstanding	50,233	39,449	48,896	36,395
(1)	See “—Non-GAAP Financial Measures,” for a description of our non-GAAP financial measures and a reconciliation of our non-GAAP financial measures.

	As of
	September 30,	December 31,
	2020	2019

	(dollars in thousands)
Total investment in real estate, gross	$1,061,380	$905,529
Total debt, net	$519,385	$386,168
Weighted average interest rate	3.34%	3.90%
Total equity (including noncontrolling interest)	$449,207	$460,353
Net rentable square feet	3,465,312	2,780,851

Our Properties

As of September 30, 2020, our portfolio consisted of gross investment in real estate of $1,061.4 million, which was comprised of 78 facilities with an aggregate of approximately 3.5 million rentable square feet and approximately $81.9 million of annualized base rent.

Capital Raising Activity

During the nine months ended September 30, 2020, we generated gross proceeds of $39.2 million through at-the-market ("ATM") equity issuances of 3.2 million shares of our common stock at an average offering price of $12.37 per share.

Debt Activity

On July 24, 2020, the Company received aggregate commitments of up to $100 million from certain of its lenders pursuant to the accordion feature (the “Accordion”) under its Credit Facility. With the closing of the Accordion, the borrowing capacity under the Company’s Credit Facility was increased to $600 million, consisting of a $250 million capacity revolver (the “Revolver”), a $350 million term loan (the “Term Loan”), and a remaining $50 million accordion. The remaining terms of the Credit Facility were unchanged. In connection with the closing of the Accordion, on July 27, 2020, the Company entered into an interest rate swap with Wells Fargo Bank, N.A. with a notional amount of $50 million (the term component of the Accordion), a fixed interest rate of 0.16% and a maturity date of August 8, 2023.

During the nine months ended September 30, 2020, we borrowed $158.4 million under our Credit Facility and repaid $51.6 million, for a net amount borrowed of $106.8 million. As of September 30, 2020, the net outstanding Credit Facility balance was $454.3 million.

In connection with the acquisition of the Dumfries Facility in April 2020, we assumed a CMBS loan with an outstanding balance of approximately $12.1 million, an interest rate of 4.68% and a remaining term of four years. In connection with the acquisition of the Rosedale Facilities in July 2020, we entered into a third-party loan in the amount of $14.8 million with an annual interest rate of 3.85% and a term of five years.

Recent Developments

Completed Acquisitions

Since September 30, 2020, we have closed on the following properties:

		Rentable	Purchase	Annualized
		Square Feet	Price(1)	Base Rent(2)	Capitalization
Property	City	(RSF)	(in thousands)	(in thousands)	Rate(3)
DaVita Portfolio	Decatur, GA / Jackson, TN	36,092	$10,775	$755	7.0%
Prevea Portfolio	Sheboygan / Plymouth, WI	40,250	13,700	1,016	7.4%

Totals/Weighted Average		76,342	$24,475	$1,771	7.2%
(1)	Represents contractual purchase price.
(2)	October 2020 base rent multiplied by 12.

(3)	Capitalization rates are calculated based on current lease terms and do not give effect to future rent escalations.

Properties Under Contract

We have eight properties under contract for an aggregate purchase price of approximately $72 million. We are currently in the due diligence period for our properties under contract. If we identify problems with any of these properties or the operators of any properties during our due diligence review, we may not close the transactions on a timely basis or we may terminate the purchase agreements and not close the transactions.

Trends Which May Influence Our Results of Operations

We believe the following trends may negatively impact our results of operations:

●	Decreases in our tenants’ patient volumes and revenues due to the COVID-19 pandemic – In March 2020, the World Health Organization declared the outbreak of COVID-19, a novel strain of coronavirus, a pandemic. This outbreak, which has spread widely throughout the U.S. and nearly all other regions of the world, prompted federal, state and local governmental authorities in the U.S. to declare states of emergency and institute preventative measures to contain and/or mitigate the public health effects. Many states initially banned elective and non-urgent medical procedures and have since lifted such bans; however, the recent resurgence of COVID-19 cases in many states, including many states in which our facilities are located, may cause such states to reinstitute these bans. Certain localities, such as El Paso, Lubbock and Amarillo, Texas, have already reinstituted bans on elective surgeries due to a resurgence in COVID-19. Given that many of our tenants depend on elective and non-urgent medical procedures as a major source of revenue, a reinstituted ban on these procedures may have a material adverse effect on our tenants’ businesses. In addition, in response to the recent resurgence of the COVID-19 pandemic, local, state and federal agencies have reinstituted or may reinstitute stay-at-home or shelter-in-place orders, which may result in many of our tenants experiencing significantly reduced patient volumes and, even upon the lifting of such bans and restrictions, patients may be reluctant to undertake certain medical procedures and our tenants may institute social distancing measures, each of which may cause our tenants to experience decreased patient volumes for an extended period of time.

The COVID-19 pandemic has also caused historically high unemployment rates in the United States. Many unemployed workers have also lost their employer-based health insurance, which is a primary payor for our tenants. Even though our tenants have been able to operate during most of the pandemic, the extraordinarily high levels of U.S. unemployment and loss of health insurance may cause people to cancel or delay medical procedures, and it is unclear when, if ever, these workers will be able to regain employment or private health insurance. An extended period of high unemployment and loss of benefits could materially adversely affect our tenants’ businesses and thus our ability to collect rent from our tenants.

At the onset of the outbreak, we began working with certain of our tenants that were experiencing significant disruptions in their businesses to help them navigate these uncertain times, including assisting them in applying for government financial relief and, in certain limited circumstances, entering into rent deferral agreements. The aggregate amount of such rent deferrals equaled $1.1 million and, as of September 30, 2020, we have collected $0.6 million of this amount.  Because the extent of the impact of COVID-19 on the Company’s tenants will depend on future developments, including a resurgence of COVID-19, there can be no assurance that the Company’s tenants will be able to continue to meet the requirements of these agreements, or that these tenants, or other tenants, may not seek additional relief in the future.

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

Consolidated Results of Operations

The major factors that resulted in variances in our results of operations for each revenue and expense category for the three and nine months ended September 30, 2020 compared to the same periods in 2019 were (i) the increase in the size of our property portfolio and (ii) expenses related to the Internalization. Our total investments in real estate, net of accumulated depreciation and amortization, was $977.5 million and $781.7 million as of September 30, 2020 and 2019, respectively.

Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019

	Three Months Ended September 30,
	2020	2019	$ Change

	(in thousands)
Revenue
Rental revenue	$25,055	$18,117	$6,938
Other income	42	78	(36)
Total revenue	25,097	18,195	6,902

Expenses
General and administrative	4,027	1,681	2,346
Operating expenses	3,619	1,362	2,257
Management fees – related party	—	1,621	(1,621)
Depreciation expense	6,954	5,006	1,948
Amortization expense	2,563	1,500	1,063
Interest expense	4,864	4,549	315
Management internalization expense	12,580	—	12,580
Preacquisition expense	70	168	(98)
Total expenses	34,677	15,887	18,790
Net (loss) income	$(9,580)	$2,308	$(11,888)

Revenue

Total Revenue

Total revenue for the three months ended September 30, 2020 was $25.1 million, compared to $18.2 million for the same period in 2019, an increase of $6.9 million. The increase was primarily the result of rental revenue earned from the facilities that we acquired subsequent to September 30, 2019, as well as from the recognition of a full three months of rental revenue in 2020 from acquisitions that were completed during the three months ended September 30, 2019. Additionally, $3.9 million in revenue was recognized from expense recoveries during the three months ended September 30, 2020, compared to $1.2 million for the same period in 2019.

Expenses

General and Administrative

General and administrative expenses for the three months ended September 30, 2020 were $4.0 million, compared to $1.7 million for the same period in 2019, an increase of $2.3 million. The increase was primarily driven by the impact of the Internalization and our recognition of $1.7 million of compensation related costs and other administrative expenses that prior to the Internalization were the obligation of our Former Advisor. In addition, reflecting the impact of long-term incentive plan (“LTIP”) unit grants made in connection with the Internalization, this increase was also due to an increase in non-cash LTIP compensation expense which was $1.6 million for the three months ended September 30, 2020, compared to $0.9 million for the same period in 2019.

Operating Expenses

Operating expenses for the three months ended September 30, 2020 were $3.6 million, compared to $1.4 million for the same period in 2019, an increase of $2.2 million. The increase resulted from $3.9 million of reimbursable property operating expenses incurred during the three months ended September 30, 2020, compared to $1.2 million for the same period in 2019, and $0.5 million of expense from properties that include tenants with gross leases.

Management Fee Expense – related party

As a result of the Internalization, we incurred no management fee expense for the three months ended September 30, 2020.  Management fee expense was $1.6 million for the three months ended September 30, 2019, and was calculated based on our stockholders’ equity balance.

Depreciation Expense

Depreciation expense for the three months ended September 30, 2020 was $7.0 million, compared to $5.0 million for the same period in 2019, an increase of $2.0 million. The increase resulted primarily from depreciation expense incurred on the facilities that we acquired subsequent to September 30, 2019, as well as from the recognition of a full three months of depreciation expense in 2020 from acquisitions that were completed during the three months ended September 30, 2019.

Amortization Expense

Amortization expense for the three months ended September 30, 2020 was $2.6 million, compared to $1.5 million for the same period in 2019, an increase of $1.1 million. The increase resulted primarily from amortization expense incurred on intangible assets acquired subsequent September 30, 2019, as well as from the recognition of a full three months of amortization expense in 2020 from intangible assets recorded during the three months ended September 30, 2019.

Interest Expense

Interest expense for the three months ended September 30, 2020 was $4.9 million, compared to $4.5 million for the same period in 2019, an increase of $0.4 million. This increase was primarily due to higher average borrowings during the three months ended September 30, 2020, compared to the same period last year, the proceeds of which were used to partially finance our property acquisitions during that time period.

The weighted average interest rate of our debt for the three months ended September 30, 2020 was 3.32%. Additionally, the weighted average interest rate and term of our debt was 3.34% and 3.06 years at September 30, 2020.

Management Internalization Expense

Management internalization expense for the three months ended September 30, 2020 was $12.6 million, compared to zero for the same period in 2019. This expense represents a one-time expense of $12.1 million related to the settlement of a preexisting contractual relationship and $0.5 million of professional fees associated with the Internalization.

Net (Loss) Income

Net loss for the nine months ended September 30, 2020 was $(9.6) million, compared to net income of $2.3 million for the same period in 2019, a decrease of $11.9 million. The decrease resulted primarily from the recognition of $12.6 million of management internalization expense and the increase in expenses for the current three-month period, partially offset from an increase in rental revenue over the period.

Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019

	Nine Months Ended September 30,
	2020	2019	$ Change

	(in thousands)
Revenue
Rental revenue	$68,623	$50,093	$18,530
Other income	178	182	(4)
Total revenue	68,801	50,275	18,526

Expenses
General and administrative	7,509	4,928	2,581
Operating expenses	8,256	3,826	4,430
Management fees – related party	4,024	4,539	(515)
Depreciation expense	19,383	13,481	5,902
Amortization expense	6,832	3,757	3,075
Interest expense	13,616	12,707	909
Management internalization expense	14,005	—	14,005
Preacquisition expense	267	224	43
Total expenses	73,892	43,462	30,430
Net (loss) income	$(5,091)	$6,813	$(11,904)

Revenue

Total Revenue

Total revenue for the nine months ended September 30, 2020 was $68.8 million, compared to $50.3 million for the same period in 2019, an increase of $18.5 million. The increase was primarily the result of rental revenue earned from the facilities we acquired subsequent to September 30, 2019, as well as from the recognition of a full nine months of rental revenue in 2020 from acquisitions that were completed during the nine months ended September 30, 2019. Additionally, $7.7 million in revenue was recognized from expense recoveries during the nine months ended September 30, 2020, compared to $3.6 million for the same period in 2019. The increase was partially offset by the recognition of reserves for approximately $1.1 million of rent, including approximately $0.4 million of deferred rent, that was primarily related to one tenant.

Expenses

General and Administrative

General and administrative expenses for the nine months ended September 30, 2020 were $7.5 million, compared to $4.9 million for the same period in 2019, an increase of $2.6 million. The increase was primarily driven by the impact of the Internalization and our recognition of compensation related costs and other administrative expenses that prior to the Internalization were the obligation of our Former Advisor. In addition, reflecting the impact of LTIP unit grants made in connection with the Internalization, this increase was also due to an increase in non-cash LTIP compensation expense which was $3.4 million for the nine months ended September 30, 2020, compared to $2.5 million for the same period in 2019.

Operating Expenses

Operating expenses for the nine months ended September 30, 2020 were $8.3 million, compared to $3.8 million for the same period in 2019, an increase of $4.5 million. The increase results from $7.7 million of reimbursable property operating expenses incurred during the nine months ended September 30, 2020, compared to $3.6 million for the same period in 2019, and $1.2 million of expense from properties that include tenants with gross leases.

Management Fees Expense - related party

Management fee expense for the nine months ended September 30, 2020 was $4.0 million, compared to $4.5 million for the same period in 2019, a decrease of $0.5 million. As a result of the Internalization, management fee expense was incurred for the first six months of the current nine-month period compared to a full nine months during the same period in 2019. This fee was calculated based on our stockholders’ equity balance.

Depreciation Expense

Depreciation expense for the nine months ended September 30, 2020 was $19.4 million, compared to $13.5 million for the same period in 2019, an increase of $5.9 million. The increase results primarily from depreciation expense incurred on the facilities we acquired subsequent to September 30, 2019, as well as from the recognition of a full nine months of depreciation expense in 2020 from acquisitions that were completed during the nine months ended September 30, 2019.

Amortization Expense

Amortization expense for the nine months ended September 30, 2020 was $6.8 million, compared to $3.8 million for the same period in 2019, an increase of $3.0 million. The increase results primarily from amortization expense incurred on intangible assets recorded subsequent to September 30, 2019, as well as from the recognition of a full nine months of amortization expense in 2020 from intangible assets recorded during the nine months ended September 30, 2019.

Interest Expense

Interest expense for the nine months ended September 30, 2020 was $13.6 million, compared to $12.7 million for the same period in 2019, an increase of $0.9 million. This increase was primarily due to higher average borrowings during the nine months ended September 30, 2020, compared to the same period last year, the proceeds of which were used to partially finance our property acquisitions during that time period.

The weighted average interest rate of our debt for the nine months ended September 30, 2020 was 3.48%. Additionally, the weighted average interest rate and term of our debt was 3.34% and 3.06 years at September 30, 2020.

Management Internalization Expense

Management internalization expense for the nine months ended September 30, 2020 was $14.0 million, compared to zero for the same period in 2019. This expense represents a one-time expense of $12.1 million related to the settlement of a preexisting contractual relationship and $1.9 million of professional fees associated with the Internalization.

Net (Loss) Income

Net loss for the nine months ended September 30, 2020 was $(5.1) million compared to net income of $6.8 million for the same period in 2019, a decrease of $11.9 million. The decrease resulted primarily from the recognition of $14.0 million of management internalization expense and the increase in expenses for the current nine-month period, partially offset from an increase in rental revenue over the period.

Assets and Liabilities

As of September 30, 2020 and December 31, 2019, our principal assets consisted of investments in real estate, net, of $977.5 million and $849.0 million, respectively. Our liquid assets consisted primarily of cash and cash equivalents and restricted cash of $7.3 million and $7.2 million, as of September 30, 2020 and December 31, 2019, respectively.

The increase in our investments in real estate, net, to $977.5 million as of September 30, 2020 compared to $849.0 million as of December 31, 2019, was the result of the 10 acquisitions that we completed during the nine months ended September 30, 2020.

The increase in our cash and cash equivalents and restricted cash balances to $7.3 million as of September 30, 2020, compared to $7.2 million as of December 31, 2019, was primarily due to cash inflows from net borrowings on our Credit Facility and additional borrowings, and net proceeds from common equity offerings. These cash inflows were partially offset by funds used to acquire real estate, pay the Internalization consideration, and dividends paid to our common and preferred stockholders.

The increase in our total liabilities to $576.3 million as of September 30, 2020 compared to $424.6 million as of December 31, 2019, was primarily the result of higher net borrowings outstanding from our Credit Facility during the current period, additional borrowings related to acquisitions, an increase in our derivative liability balance, and an increase in our acquired lease intangible liability balance.

Liquidity and Capital Resources

General

Our short-term liquidity requirements include:

●	Interest expense and scheduled principal payments on outstanding indebtedness;
●	General and administrative expenses;
●	Operating expenses; and
●	Property acquisitions and tenant improvements.

In addition, we require funds for future distributions expected to be paid to our common and preferred stockholders and OP Unit and LTIP Unit holders in our Operating Partnership.

As of October 31, 2020, we had cash balances and available capacity under our Credit Facility of approximately $112 million. Our primary sources of cash include rent and reimbursements we collect from our tenants, borrowings under our Credit Facility, secured term loans, net proceeds received from equity issuances (including OP Unit transactions), and select property dispositions.

Assuming our current level of COVID-19-related rent deferrals, we believe we will be able to satisfy our short-term liquidity requirements through our existing cash and cash equivalents and cash flow from operations. In order to continue acquiring healthcare properties, we will need to continue to have access to debt and equity financing.

We are subject to a number of financial covenants under our Credit Facility, including, among other things, (i) a maximum consolidated leverage ratio as of the end of each fiscal quarter of less than 0.60:1.00, (ii) a minimum fixed charge coverage ratio of 1.50:1.00, (iii) a minimum net worth of $203.8 million plus 75% of all net proceeds raised through equity offerings subsequent to March 31, 2018 and (iv) a ratio of total secured recourse debt to total asset value of not greater than 0.10:1.00. Additionally, beginning at the end of fourth quarter of 2020, our distributions to common stockholders will be limited to an amount equal to 95% of our AFFO (our AFFO payout ratio). As of September 30, 2020, we were in compliance with all of the financial covenants contained in the Credit Facility, and we do not believe our current level of COVID-19-related rent deferrals affect our ability to comply with such covenants. However, if the amounts of our rent deferrals exceed our expectations or our tenants default on their rent deferral agreements with us, our ability to satisfy our Credit Facility covenants may be adversely affected.

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

Our long-term liquidity needs consist primarily of funds necessary to pay for acquisitions, capital and tenant improvements at our properties, scheduled debt maturities, general and administrative expenses, operating expenses, and distributions. We expect to satisfy our long-term liquidity needs through cash flow from operations, debt financing, sales of additional equity securities, the issuance of OP Units in connection with acquisitions of additional properties, proceeds from select property dispositions and joint venture transactions.

Cash Flow Information

Net cash provided by operating activities for the nine months ended September 30, 2020 was $18.4 million, compared with $26.7 million for the same period in 2019. The decrease during the 2020 period was primarily due to the net loss for the nine-month period. The net loss was primarily the result of a one-time expense of $12.1 million related to the settlement of a preexisting contractual relationship.

Net cash used in investing activities for the nine months ended September 30, 2020 was $141.6 million, compared with $182.7 million for the same period in 2019. The decrease during the 2020 period was primarily the result of less real estate investment activity in the 2020 period compared to the same period in 2019, partially offset by cash paid during the current nine-month period to acquire our Former Advisor in connection with the Internalization.

Net cash provided by financing activities for the nine months ended September 30, 2020 was $123.3 million, compared with $157.0 million for the same period in 2019. The decrease during the 2020 period was primarily due to the fact that the current period had lower net proceeds from common equity offerings and higher dividends paid to our common stockholders, partially offset by higher net borrowings on the Credit Facility, and additional borrowings.

Common Stock Dividends

Common stock dividend activity for the nine months ended September 30, 2020 is summarized in the following table:

		Applicable		Dividend	Dividends
Date Announced	Record Date	Quarter	Payment Date	Amount(1)	per Share
December 13, 2019	December 26, 2019	Q4 2019	January 9, 2020	$9,541	$0.20
March 4, 2020	March 25, 2020	Q1 2020	April 9, 2020	$9,610	$0.20
June 12, 2020	June 25, 2020	Q2 2020	July 9, 2020	$9,861	$0.20
September 3, 2020	September 24, 2020	Q3 2020	October 8, 2020	$10,357	$0.20
(1)	Includes distributions on granted LTIP Units and OP Units.

During the nine months ended September 30, 2020 and 2019, the Company paid total dividends on its common stock, LTIP Units and OP Units in the aggregate amount of $29.6 million and $21.2 million, respectively.

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

The quarterly dividend payment dates on the Series A Preferred Stock are January 31, April 30, July 31 and October 31 of each year. During each of the nine-month periods ended September 30, 2020 and 2019, the Company paid preferred dividends of $4.4 million.

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

In accordance with the National Association of Real Estate Investment Trusts’ (“NAREIT”) definition, FFO means net income or loss computed in accordance with GAAP before noncontrolling interests of holders of OP Units and LTIP Units, excluding gains (or losses) from sales of property and extraordinary items, less preferred stock dividends, plus real estate-related depreciation and amortization (excluding amortization of debt issuance costs and the amortization of above and below market leases), and after adjustments for unconsolidated partnerships and joint ventures. The Company did not record any adjustments for unconsolidated partnerships and joint ventures during the three or nine months ended September 30, 2020 and 2019. Because FFO excludes real estate-related depreciation and amortization (other than amortization of debt issuance costs and above and below market lease amortization expense), the Company believes that FFO provides a performance measure that, when compared period-over-period, reflects the impact to operations from trends in occupancy rates, rental rates, operating costs, development activities and interest costs, providing perspective not immediately apparent from the closest GAAP measurement, net income or loss.

AFFO is a non-GAAP measure used by many investors and analysts to measure a real estate company’s operating performance by removing the effect of items that do not reflect ongoing property operations. Management calculates AFFO by modifying the NAREIT computation of FFO by adjusting it for certain cash and non-cash items and certain recurring and non-recurring items. For the Company these items include management internalization costs (including a one-time expense related to the settlement of a preexisting contractual relationship), recurring acquisition and disposition costs, loss on the extinguishment of debt, recurring straight line deferred rental revenue, recurring stock-based compensation expense, recurring amortization of above and below market leases, recurring amortization of debt issuance costs, recurring lease commissions, and other items.

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

A reconciliation of FFO and AFFO for the three and nine months ended September 30, 2020 and 2019 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(unaudited, in thousands except per share amounts)

Net (loss) income	$(9,580)	$2,308	$(5,091)	$6,813
Less: Preferred stock dividends	(1,455)	(1,455)	(4,366)	(4,366)
Depreciation and amortization expense	9,517	6,506	26,215	17,238
FFO	$(1,518)	$7,359	$16,758	$19,685
Internalization expense - settlement of a preexisting contractual relationship	12,094	—	12,094	—
Internalization expense - other transaction costs	486	—	1,911	—
Amortization of above market leases, net	69	229	472	634
Straight line deferred rental revenue	(1,520)	(1,476)	(4,336)	(4,314)
Stock-based compensation expense	1,572	868	3,391	2,493
Amortization of debt issuance costs and other	396	350	1,030	1,000
Preacquisition expense	70	168	267	223
AFFO	$11,649	$7,498	$31,587	$19,721

Net (loss) income attributable to common stockholders per share – basic and diluted	$(0.22)	$0.02	$(0.19)	$0.07
FFO per share and unit	$(0.03)	$0.19	$0.34	$0.54
AFFO per share and unit	$0.23	$0.19	$0.65	$0.54

Weighted Average Shares and Units Outstanding – basic and diluted	50,233	39,449	48,896	36,395

Weighted Average Shares and Units Outstanding:
Weighted Average Common Shares	46,908	35,512	45,503	32,514
Weighted Average OP Units	1,958	3,143	2,250	3,144
Weighted Average LTIP Units	1,367	794	1,143	737
Weighted Average Shares and Units Outstanding – basic and diluted	50,233	39,449	48,896	36,395

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

As of September 30, 2020, we had $108.2 million of unhedged borrowings outstanding under the Revolver (before the netting of unamortized debt issuance costs) that bears interest at a variable rate. See the “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Liquidity and Capital Resources” for a detailed discussion of our Credit Facility. At September 30, 2020, LIBOR on our outstanding floating-rate borrowings was 0.18%. Assuming no increase in the amount of our variable interest rate debt, if LIBOR increased 100 basis points, our cash flow would decrease by approximately $1.1 million annually. Assuming no increase in the amount of our variable rate debt, if LIBOR were reduced 100 basis points, our cash flow would increase by approximately $1.1 million annually.

Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve our objectives, we may borrow at fixed rates or variable rates. As of September 30, 2020, in total we had entered into six interest rate swaps with four counterparties to hedge the LIBOR component of our interest rate risk related to the Term Loan. Together, these swaps fix the LIBOR component of the entire $350 million Term Loan on a weighted average basis at 1.91%. See Note 4 – “Credit Facility, Notes Payable and Derivative Instruments” for further details on our interest rate swaps. We may enter into additional derivative financial instruments, including interest rate swaps and caps, in order to mitigate our interest rate risk on our future borrowings. We will not enter into derivative transactions for speculative purposes.

In addition to changes in interest rates, the value of our investments is subject to fluctuations based on changes in local and regional economic conditions and changes in the creditworthiness of tenants/operators and borrowers, which may affect our ability to refinance our debt if necessary.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act that are designed to ensure that information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to management, including the principal executive and financial officer as appropriate, to allow timely decisions regarding required disclosures. Our principal executive officer and principal financial officer evaluated the effectiveness of disclosure controls and procedures as of September 30, 2020 pursuant to Rule 13a-15(b) under the Exchange Act. Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this Report, the Company’s disclosure controls and procedures were effective to ensure that information required to be included in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

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

In March 2020, the World Health Organization declared the outbreak of COVID-19, a novel strain of coronavirus, a pandemic. This outbreak, which has spread widely throughout the U.S. and nearly all other regions of the world,  prompted federal, state and local governmental authorities in the U.S. to declare states of emergency and institute preventative measures to contain and/or mitigate the public health effects of COVID-19. These preventative measures, which include quarantines, shelter-in-place orders and similar mandates that substantially restricted daily activities for many individuals, as well as orders calling for the closure and/or curtailment of operations for many businesses, have caused and continue to cause significant disruption to businesses in affected areas, as well as the financial markets both globally and in the U.S.  Although many of these restrictions have been lifted, a resurgence of COVID-19 has caused and could cause governmental authorities to reimplement preventive measures.  For example, certain localities, such as El Paso, Lubbock and Amarillo, Texas, have already reinstituted bans on elective surgeries due to a resurgence in COVID-19. Reinstitution of COVID-19-related restrictions could cause additional significant disruptions to businesses and global and U.S. financial markets.

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

Effect of COVID-19 Pandemic on Our and Our Tenants’ Businesses.

We and our tenants have been, and may continue to be, materially and adversely affected by the disruptions to U.S. and local economies that result from the COVID-19 pandemic, including due to reduced volumes at our healthcare facilities. Many states banned elective and non-urgent medical procedures during the first few months of the COVID-19 pandemic. Given that many of our tenants depend on elective and non-urgent medical procedures as a major source of revenue, the previous ban had a material adverse effect on our tenants’ businesses, and the previous ban, or a reinstitution of such ban, may continue to affect, many of our tenants’ ability to pay rent to us on a timely basis. For example, certain localities, such as El Paso, Lubbock and Amarillo, Texas, have already reinstituted bans on elective surgeries due to a resurgence in COVID-19. A reinstitution of the ban on elective medical procedures may have a material adverse effect on our and our tenants’ businesses and may lead to: (i) increased tenant rent deferrals, (ii) failure by tenants to comply with their current rent deferral agreements with us or (iii) tenant defaults. Also, even though most of these bans have currently been lifted, patients may be reluctant to undertake certain medical procedures and our tenants may institute social distancing measures, each of which may cause our tenants to experience decreased patient volumes for an extended period of time. Even with significant government financing programs available through the CARES Act, our tenants may not be eligible to participate in such programs or there may be insufficient funds available to withstand a prolonged downturn in their businesses.

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

Effect of the COVID-19 Pandemic on Our Access to Capital

The COVID-19 pandemic caused, and continues to cause, substantial volatility in U.S. and international debt and equity markets and caused, and continues to cause, significant decreases in the market prices of equity securities. Although equity security prices have generally stabilized, a resurgence of COVID-19 could cause U.S. and international debt and equity prices to fall and force liquidity constraints on our lenders, which could negatively affect our ability to access capital on commercially reasonable terms or at all.

Effect of the COVID-19 Pandemic on our Acquisition Pipeline

A resurgence of the COVID-19 pandemic could alter the market for healthcare real estate, which, in turn, could dramatically decrease our investment pipeline and cause us not to achieve our acquisition goals.

The declaration, amount and payment of future cash dividends are subject to uncertainty due to current market conditions.

All dividends will be declared at the discretion of our Board and will depend on our earnings, our financial condition, REIT distribution requirements, and other factors as our Board may deem relevant from time to time. A resurgence of the COVID-19 pandemic could adversely affect our ability to pay dividends. Our Board is under no obligation or requirement to declare a dividend distribution and will continue to assess our dividend rates on an ongoing basis, as market conditions and our financial position continue to evolve. We cannot assure you that we will achieve results that will allow us to pay dividends or that the level of dividends will be maintained to increased.

Ultimately, the overall effects of the COVID-19 pandemic on our and our tenants’ businesses, which are highly uncertain and cannot be predicted, will depend upon future developments, including the severity of COVID-19 and the duration of the outbreak and potential resurgences; the duration of existing or future social distancing and shelter-in-place orders; further mitigation strategies taken by applicable government authorities; the availability of a vaccine, adequate testing and treatments and the prevalence of widespread immunity to COVID-19; the impacts on our tenants’ supply chain; the health of our and our tenants’ employees, service providers; and the reactions of U.S. and global markets and their effects on consumer confidence and spending. Such adverse effects, however, may include lower patient volumes or reduced revenues of our tenants, an increase in rent deferral requests, requests to extend the repayment periods for deferred rent, or a failure by our tenants to pay rent to us, which may materially impact our business, financial condition, results of operation, our ability to pay distributions on our common and preferred stock and the market prices of our common and preferred stock during the fourth quarter of 2020 and beyond, as well as our ability to satisfy the covenants in our existing and any future debt agreements, including the Credit Facility, and service our outstanding indebtedness. The impact of COVID-19 may also exacerbate other risks discussed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the Commission on March 9, 2020, any of which could have a material effect on us.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

(a)Exhibits

Exhibit No.	Description

2.1

Stock Purchase Agreement, dated July 9, 2020, by and among Global Medical REIT Inc., Zensun Enterprises Limited and Mr. Jeffrey Busch (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K as filed with the SEC on July 9, 2020).

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

10.1

Employment Agreement, dated as of July 9, 2020, by and between Jeffrey Busch and Inter-American Management LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on July 9, 2020).

10.2

Employment Agreement, dated as of July 9, 2020, by and between Robert Kiernan and Inter-American Management LLC (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K as filed with the SEC on July 9, 2020).

10.3

Employment Agreement, dated as of July 9, 2020, by and between Alfonzo Leon and Inter-American Management LLC (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K as filed with the SEC on July 9, 2020).

10.4	Severance Plan (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K as filed with the SEC on July 9, 2020).

10.5

Employment Agreement, dated December 1, 2016, by and between Allen Webb and Inter-American Management LLC (incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K as filed with the SEC on July 9, 2020).

10.6	Form of LTIP Award Agreement (incorporated herein by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K as filed with the SEC on July 9, 2020).

10.7*

Consent and Third Amendment to the Amended and Restated Credit Agreement, dated July 9, 2020, by and among Global Medical REIT L.P., Global Medical REIT Inc., the certain subsidiaries from time to time party thereto as guarantors, the lenders party thereto and BMO Harris Bank N.A., as administrative agent.

10.8*	Second Amended and Restated Management Agreement, dated July 9, 2020, by and between Global Medical REIT L.P., Global Medical REIT Inc. and Inter-American Management LLC.

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

GLOBAL MEDICAL REIT INC.

Date: November 6, 2020	By:	/s/ Jeffrey M. Busch
Jeffrey M. Busch
Chief Executive Officer (Principal Executive Officer)

Date: November 6, 2020	By:	/s/ Robert J. Kiernan
Robert J. Kiernan
Chief Financial Officer (Principal Financial and Accounting Officer)