Form 10-K
period 2020-12-31
Global Medical REIT Inc.
filed 2021-03-08
CIK 1533615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

Or

◻ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ◻  No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ◻  No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ◻

Indicate by a check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑  No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☑	Smaller reporting company	☑
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ◻  No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $481.3 million as of June 30, 2020.

As of March 1, 2021, there were 52,169,166 shares of the registrant’s common stock, par value of $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement filed in connection with the registrant’s 2021 Annual Meeting of Stockholders are incorporated by reference into Part III of the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020. The Registrant expects to file its definitive Proxy Statement with the United States Securities and Exchange Commission within 120 days after December 31, 2020.

Special Note Regarding Forward-Looking Statements

This Report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). In particular, statements pertaining to our trends, liquidity, capital resources, and the healthcare industry and the healthcare real estate markets and opportunity, among others, contain forward-looking statements. You can identify forward-looking statements by the use of forward-looking terminology including, but not limited to, “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates” or “anticipates” or the negative of these words and phrases or similar words or phrases which are predictions of or indicate future events or trends and which do not relate solely to historical matters. You can also identify forward-looking statements by discussions of strategy, plans or intentions.

Forward-looking statements involve numerous risks and uncertainties and you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data or methods which may be incorrect or imprecise and we may not be able to realize them. We do not guarantee that the transactions and events described will happen as described (or that they will happen at all). The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

●	the effects of the ongoing novel coronavirus (“COVID-19”) pandemic, which are highly uncertain, cannot be predicted and will depend upon future developments, including the severity of COVID-19, the duration of the outbreak and potential resurgences, the duration of existing or new social distancing and shelter-in-place orders, further mitigation strategies taken by applicable government authorities, the availability and distribution of a vaccine, adequate testing and treatments and the prevalence of widespread immunity to COVID-19;
●	defaults on or non-renewal of leases by tenants;
●	our ability to collect rents;
●	our ability to satisfy the covenants in our existing and any future debt agreements, including the $600 million syndicated credit facility with BMO Harris Bank N.A. (“BMO”), as administrative agent (the “Credit Facility”);
●	decreased rental rates or increased vacancy rates, including expected rent levels on acquired properties;
●	difficulties in identifying healthcare facilities to acquire and completing such acquisitions;
●	adverse economic or real estate conditions or developments, either nationally or in the markets in which our facilities are located;
●	our failure to generate sufficient cash flows to service our outstanding obligations;
●	fluctuations in interest rates and increased operating costs;
●	our failure to effectively hedge our interest rate risk;
●	our ability to satisfy our short and long-term liquidity requirements;
●	our ability to deploy the debt and equity capital we raise;
●	our ability to raise additional equity and debt capital on terms that are attractive or at all;
●	our ability to make distributions on shares of our common and preferred stock;
●	expectations regarding the timing and/or completion of any acquisition;
●	general volatility of the market price of our common and preferred stock;
●	changes in our business or our investment or financing strategy;
●	our dependence upon key personnel whose continued service is not guaranteed;
●	our ability to identify, hire and retain highly qualified personnel in the future;
●	the degree and nature of our competition;
●	changes in healthcare laws, governmental regulations, tax rates and similar matters;
●	changes in current healthcare and healthcare real estate trends;
●	changes in expected trends in Medicare, Medicaid and commercial insurance reimbursement trends;
●	competition for investment opportunities;
●	our failure to successfully integrate acquired healthcare facilities;
●	our expected tenant improvement expenditures;
●	changes in accounting policies generally accepted in the United States of America (“GAAP”);
●	lack of or insufficient amounts of insurance;
●	other factors affecting the real estate industry generally;

●	changes in the tax treatment of our distributions;
●	our failure to qualify and maintain our qualification as a real estate investment trust (“REIT”) for U.S. federal income tax purposes;
●	our ability to qualify for the safe harbors from the “100% Prohibited Transactions Tax” under the REIT rules with respect to our property dispositions; and
●	limitations imposed on our business and our ability to satisfy complex rules relating to REIT qualification for U.S. federal income tax purposes.

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

PART I

ITEM 1.     BUSINESS

Organization

Global Medical REIT Inc. (the “Company,” “us,” “we,” or “our”) is a Maryland corporation engaged primarily in the acquisition of purpose-built healthcare facilities and the leasing of those facilities to strong healthcare systems and physician groups with leading market share. The Company’s common stock is listed on the New York Stock Exchange.  As described below, until July 9, 2020, the Company was externally managed and advised by Inter-American Management LLC (the “Former Advisor”).

On July 9, 2020, the Company acquired all the outstanding shares of capital stock of Inter-American Group Holdings Inc. (“IAGH”), the parent company of the Former Advisor, for a cash purchase price of $18.1 million, subject to a working capital adjustment (the “Internalization”).  The Internalization was completed pursuant to a stock purchase agreement, dated as of July 9, 2020 (the “Stock Purchase Agreement”), by and among the Company, Zensun Enterprises Limited (“Zensun”) and Mr. Jeffrey Busch. Prior to the Internalization, IAGH was owned by Zensun (85%) and Mr. Busch (15%).

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

 Upon completion of the Internalization, the Management Agreement (as defined in Note 6 – “Related Party Transactions”) was terminated, the employees of the Former Advisor became employees of the Company and the functions previously performed by the Former Advisor were internalized by the Company.

We elected to be taxed as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2016. We conduct our business through an umbrella partnership real estate investment trust, or UPREIT, structure in which our properties are owned by wholly owned subsidiaries of our operating partnership, Global Medical REIT L.P. (the “Operating Partnership”). Our wholly owned subsidiary, Global Medical REIT GP LLC, is the sole general partner of our Operating Partnership and, as of December 31, 2020, we owned 93.56% of the outstanding common operating partnership units (“OP Units”) of our Operating Partnership.

Business Overview

We believe that the aging of America and the decentralization of healthcare services are increasing the need for purpose-built healthcare facilities operated by strong physician groups and healthcare systems. Accordingly, we seek to invest in healthcare facilities that align with contemporary trends in healthcare delivery.

Our healthcare facilities are primarily located in secondary markets and suburbs of primary markets and are typically leased to single-tenants under triple-net leases. Most of our tenants are physician groups, regional or national healthcare systems or combinations thereof.

Our Business Objectives and Investment Strategy

Our principal business objective is to provide attractive, risk-adjusted returns to our stockholders through a combination of (i) reliable dividends and (ii) long-term capital appreciation. Our primary strategies to achieve our business objective are to:

●	construct a portfolio of healthcare facilities that are primarily located in secondary markets and suburbs of primary markets and are situated to take advantage of the aging of the U.S. population and the decentralization of the healthcare delivery system;

●	lease our properties to healthcare tenants with profitable practices that are utilized by an aging population and are highly dependent on their purpose-built real estate to deliver core medical procedures, such as cardiovascular treatment, rehabilitation, eye surgery, gastroenterology, oncology treatment and orthopedics;
●	set aside a portion of our property portfolio for opportunistic acquisitions, including (i) certain acute-care hospitals and long-term acute care facilities (LTACs) that we believe provide premium, risk-adjusted returns, (ii) health system corporate office and administrative buildings, which we believe will help us develop relationships with larger health systems and (iii) behavioral and mental health facilities that are operated by national or regional operators and are located in markets that demonstrate a need for such services; and
●	lease our facilities under triple-net leases with contractual annual rent escalations.

Impact of COVID-19 and Business Outlook

The COVID-19 pandemic did not have a material impact on our results of operations, liquidity or capital resources during 2020. While we are still navigating the actual and potential impacts the pandemic will have on our tenants and our business, the sections below summarize management’s view of the potential impacts the COVID-19 pandemic may have on our future results of operations, liquidity and capital resources, and other various company-specific matters.

The COVID-19 outbreak and the measures taken by governmental authorities to contain its spread have resulted in substantial adverse effects on the U.S. economy, and specifically the healthcare industry. The full impact of COVID-19 on the U.S. economy and our tenants’ businesses and operations remains unknown, as the velocity of this economic slowdown and the subsequent job losses are unique and historical in many ways. While these events have already had a significant impact on the healthcare industry, we cannot reasonably estimate the duration and severity of such impact. However, at the onset of the outbreak, we began working with certain of our tenants that were experiencing significant disruptions in their businesses to help them navigate the pandemic, including assisting our tenants in applying for government financial relief and, in certain limited circumstances, entering into rent deferral agreements. The aggregate amount of such rent deferrals equaled $1.1 million and, as of December 31, 2020, $0.1 million was outstanding.  Because the extent of the impact of COVID-19 on our tenants will depend on future developments, including a resurgence of COVID-19 or its variants, there can be no assurance that our tenants will continue to be able meet the requirements of these agreements, or that these tenants, or other tenants, may not seek additional relief in the future. The extent of the impact of COVID-19 on our liquidity and operational and financial performance will depend on, among other things, the ability of our tenants to return to normal patient volumes and whether a resurgence of COVID-19 or its variants causes further shutdowns or disruptions in our tenants’ businesses.

At the onset of the outbreak, many states banned elective and non-urgent medical procedures. Many states have since lifted these bans; however, the recent resurgence of COVID-19 cases in many states, including many states in which our facilities are located, may cause such states to reinstitute these bans. For example, certain trauma service areas in Texas have restrictions on performing elective surgeries at hospitals if COVID-19 hospitalizations comprise 15% of more of total hospital capacity for seven consecutive days in such area. Given that many of our tenants depend on elective and non-urgent medical procedures as a major source of revenue, a reinstituted ban on these procedures may have a material adverse effect on our tenants’ businesses. In addition, in response to the recent resurgence of the COVID-19 pandemic, local, state and federal agencies have or may reinstitute stay-at-home or shelter-in-place orders, which may result in many of our tenants experiencing significantly reduced patient volumes and, even where no such restrictions exist, patients may be reluctant to undertake certain medical procedures and our tenants may institute social distancing measures, each of which may cause our tenants to experience decreased patient volumes for an extended period of time. In addition, if additional government funding is not provided under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act"), subsequent stimulus and COVID-19 relief bills or new legislation, our tenants may not be able to rely on future government assistance programs to withstand another downturn in their businesses. Although we believe our acquisition pipeline has normalized since the onset of the COVID-19 pandemic, a resurgence of COVID-19 could cause another disruption in the medical real estate acquisition market that could have a material adverse effect on our acquisition growth.

To date, the COVID-19 pandemic has not had a material adverse effect on our liquidity. However, a resurgence of COVID-19 that affects our tenants’ ability to pay rent to us, our lenders ability to lend to us, or our ability to raise equity capital could have a material adverse effect on our liquidity.

Our Properties

As of December 31, 2020, we had gross investments of approximately $1.1 billion in real estate properties, consisting of 86 facilities with an aggregate of (i) approximately 3.7 million leasable square feet and (ii) approximately $87.6 million of annualized base rent. The tables below summarize information about our portfolio as of December 31, 2020. Also see “Schedule III – Consolidated Real Estate and Accumulated Depreciation,” for additional information about our properties.

Summary of Investments by Type

The following table contains information about our portfolio by type of property as of December 31, 2020:

	Leasable Square	% of	Annualized Base Rent (ABR)
Type	Feet (LSF)	LSF	(in thousands)(1)	% of ABR
Medical Office Building (MOB) (2)	2,520,203	68.21%	$54,327	62.01%
Inpatient Rehab. Facility (IRF)	536,560	14.52%	18,562	21.19%
Surgical Hospital	174,984	4.74%	6,506	7.43%
Other (3)	463,118	12.53%	8,219	9.38%
Total	3,694,865	100.00%	$87,614	100.00%
(1)	Monthly base rent for December 2020 multiplied by 12.
(2)	Our MOB category includes buildings with special uses such as surgery centers, imaging, labs, urgent care, dialysis, etc.
(3)	Includes acute-care hospital ($2,349 ABR), long-term acute care hospital ($2,341 ABR), healthcare administrative office ($2,593 ABR) and free-standing emergency department ($936 ABR).

Geographic Concentration

The following table contains information regarding the geographic concentration of our portfolio as of December 31, 2020. Adverse economic or other conditions (including significant weather events) in the states that contain a high concentration of our facilities could adversely affect us. See “Risk Factors— We have significant geographic concentration in a small number of states, including Texas, Ohio, Florida, Arizona, Pennsylvania and Oklahoma. Economic and other conditions that negatively affect those states and our tenants in those states could have a greater effect on our revenues than if our properties were more geographically diverse.”

	Leasable Square	% of	Annualized Base Rent (ABR)
State	Feet (LSF)	LSF	(in thousands)(1)	% of ABR
Texas	622,433	16.85%	$16,106	18.38%
Ohio	256,073	6.93%	7,364	8.41%
Florida	355,571	9.62%	6,802	7.76%
Arizona	195,835	5.30%	6,587	7.52%
Pennsylvania	245,614	6.65%	6,170	7.04%
Oklahoma	150,855	4.08%	5,657	6.46%
Other(2)	1,868,484	50.57%	38,928	44.43%
Total	3,694,865	100.00%	$87,614	100.00%
(1)	Monthly base rent for December 2020 multiplied by 12.
(2)	Our remaining properties are located in 25 other states, with no state accounting for more than 5.0% of our ABR.

Significant Tenants

The following tenants each account for at least 5% of our annualized base rent as of December 31, 2020. Adverse changes to any of their financial conditions or our failure to renew our leases with these tenants could adversely affect us. See “Risk Factors— The inability of any of our significant tenants to pay rent to us could have a disproportionate negative affect on our revenues” and “Risk

Factors—Most of our healthcare facilities are occupied by a single tenant, and we may have difficulty finding suitable replacement tenants in the event of a tenant default or non-renewal of our leases, especially for our healthcare facilities located in smaller markets.”

	Leasable Square	% of	Annualized Base Rent (ABR)
Tenant	Feet (LSF)	LSF	(in thousands)(1)	% of ABR
Encompass Health Corporation	254,006	6.87%	$7,167	8.18%
Memorial Health System	155,600	4.21%	5,482	6.26%
Kindred Healthcare Inc.(2)	112,707	3.05%	5,119	5.84%
Total	522,313	14.13%	$17,768	20.28%
(1)	Monthly base rent for December 2020 multiplied by 12.
(2)	Includes two Kindred Healthcare Inc. joint ventures with a local health system.

Lease Expirations

The following table contains information regarding the lease expiration dates of the leases in our portfolio as of December 31, 2020.

				Annualized Base Rent (ABR)
Year	Number of Leases	Leased Square Feet		(in thousands)(1)	% of ABR
2021	7	21,716		$361	0.41%
2022	17	77,227		1,512	1.73%
2023	15	235,218		5,588	6.38%
2024	37	655,851		14,124	16.12%
2025	8	227,288		6,176	7.05%
2026	25	413,309		7,281	8.31%
2027	16	297,625		8,367	9.55%
2028	7	112,185		2,851	3.25%
2029	16	282,342		7,906	9.02%
Thereafter	48	1,338,605		33,448	38.18%
Total	196	3,661,366	(2)	$87,614	100.00%
(1)	Monthly base rent for December 2020 multiplied by 12.
(2)	The remaining 33,499 of leasable square feet or 0.9% is vacant.

Ground Leases

As of December 31, 2020, we leased the land upon which six of our buildings are located, representing approximately 3.1% of our total leasable square feet and approximately 4.1% of our December 2020 annualized base rent. The ground leases subject these properties to certain restrictions, including restrictions on our ability to re-let such facilities to tenants not affiliated with the ground lessor, rights of first offer and refusal with respect to sales of the facilities and restrictions that limit the types of medical procedures that may be performed at the facilities.

Recent Developments

Closed Acquisitions

Since December 31, 2020, we have completed three acquisitions encompassing an aggregate of 86,035 leasable square feet for an aggregate purchase price of $25.4 million with annualized base rent of $2.0 million.

Properties Under Contract

As of March 3, 2021, we had six properties under contract for an aggregate purchase price of approximately $75.7 million. We are currently in the due diligence period for our properties under contract. If we identify problems with any of these properties or the operator of any property during our due diligence review, we may not close the transactions on a timely basis or we may terminate the purchase agreements and not close the transactions.

Lease Renewal Activity

During the fourth quarter of 2020, we extended leases totaling 7.1% of our ABR, including two Encompass leases originally expiring in 2021 and the Kindred lease at Mercy Rehabilitation Hospital in Oklahoma City, Oklahoma, for a weighted average additional term of 9.2 years.

Healthcare Industry and Healthcare Real Estate Market Opportunity

We believe the U.S. healthcare industry is continuing its rapid pace of growth due to increasing healthcare expenditures, favorable demographic trends, evolving patient preferences and evolving government initiatives.

U.S. Healthcare Spending Expected to Increase by an Average of 5.4% per Year Between 2019 and 2028

According to the Centers for Medicare & Medicaid Services, or CMS, healthcare spending grew by 4.6% in 2019 to $3.8 trillion, and is expected to increase by an average of 5.4% per year through 2028, outpacing the gross domestic product’s (“GDP”) average annual growth rate of 4.3%. CMS projected that by 2028, health care spending would reach $6.2 trillion, and would account for 19.7% of GDP. We believe the demand for healthcare facilities by healthcare providers will increase as health spending in the United States continues to increase, which will increase the potential supply of healthcare facilities in the market.

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

Clinical Care Continues to Shift Away from Large, Centralized Facilities

We believe the continued shift in the delivery of healthcare services away from large, centralized facilities to smaller, more specialized facilities will increase the need for smaller, more specialized and efficient hospitals and outpatient facilities that take advantage of these shifting trends. Procedures traditionally performed in large, general hospitals, such as certain types of surgeries, are increasingly moving to more conveniently located, specialized facilities driven by advances in clinical science, shifting consumer preferences, limited or inefficient space in existing hospitals and lower costs in the non-hospital environment.

We believe that healthcare is delivered more cost effectively and with higher patient satisfaction when it is provided outside of a large, centralized hospital environment. Increased specialization within the medical field is also driving demand for medical facilities that are purpose-built for particular specialties.

Opportunistic Acquisitions

Despite the continued shift in the delivery of healthcare services to smaller, more specialized facilities, we believe opportunities exist to acquire larger, acute-care facilities, such as acute-care hospitals and LTACs, with very attractive submarket fundamentals at compelling valuations. Despite the trends away from acute-care facilities, we believe that certain, well-located acute-care hospitals and LTACs will still be critical components of the U.S. healthcare system.

We also opportunistically invest in large health system’s corporate and administrative office buildings. We believe investments in these types of facilities helps us build relationships with large health systems, which could lead to us becoming a preferred landlord for such health systems’ medical facilities.

We may also invest in behavioral and mental health facilities that are operated by national or regional operators and are in markets that demonstrate a need for such services.

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

Government Laws and Regulation

Coronavirus, Relief, and Economic Security Act (CARES Act)

The CARES Act was passed on March 27, 2020 in response to the COVID-19 pandemic and authorized more than $2 trillion to assist individuals and businesses affected by the pandemic.   Title III of the CARES Act focuses on the U.S. healthcare system and includes increases to Medicare payments and provisions to temporarily relax several provider-related Medicare requirements.  For example, the CARES Act authorizes a 20% increase in patient prospective payment system payments and provides expanded eligibility for advances in Medicare payments under its Accelerated and Advance Payment Program (AAP).  The CARES Act also provides for extended and flexible repayment provisions for AAP advances.  The AAP provisions of the CARES Act provided many healthcare providers, including some of our tenants, with needed liquidity during the spring and summer of 2020, when patient volumes severely reduced due to the COVID-19 pandemic.

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

Since the enactment of the Affordable Care Act, there have been multiple attempts through legislative action and legal challenge to repeal or amend the Affordable Care Act. Although there continue to be judicial challenges to the Affordable Care Act, the Supreme Court has thus far upheld the Affordable Care Act, including, most recently, in their June 25, 2015 ruling on King v. Burwell. On January 20, 2017, President Trump issued an executive order aimed at seeking the prompt repeal of the Affordable Care Act and directed the heads of all executive departments and agencies to minimize the economic and regulatory burdens of the Affordable Care Act to the maximum extent permitted by law. In addition, on December 22, 2017, President Trump signed into law the Tax Cuts and Jobs Act of 2017, or the TCJA. The TCJA eliminated the tax penalty for violating the individual mandate provision of the Affordable Care Act. Also, on December 14, 2018, in Texas v. Azar, the U.S. District Court of the Northern District of Texas invalidated the Affordable Care Act based on the elimination of the tax penalty for violating the individual mandate provision by the TCJA, and on January 9, 2020, the Firth Circuit Court of Appeals affirmed the lower court’s decision that the individual mandate component of the Affordable Care Act was unconstitutional but did not invalidate the entire law. The Fifth Circuit Court of Appeals remanded the question of whether the remainder of the Affordable Care Act can exist without the individual mandate back to the lower court for further analysis. On November 10, 2020, the Supreme Court of the United States heard oral arguments on Texas v. Azar but has not yet rendered its decision. We cannot predict whether any future attempts to amend or repeal the Affordable Care Act will be successful or that the decision in Texas v. Azar will be overturned or confirmed on appeal by the Supreme Court of the United States. The future of the Affordable Care Act is uncertain and any changes to existing laws and regulations, including the Affordable Care Act’s repeal, modification or replacement, could have a long-term financial impact on the delivery of and payment for healthcare. Both our tenants and us may be adversely affected by the law or its repeal, modification or replacement.

Although the Affordable Care Act’s expansion of insurance coverage may benefit our tenants by increasing their number of insured patients, these benefits may be offset by the fact that (i) many of the newly insured under the Affordable Care Act are insured by policies that have high deductibles (and, thus, create higher patient credit risks for our tenants), (ii) some states have not implemented the Medicaid expansion or have implemented Medicaid expansion in such ways that may reduce potential enrollment (such as implementing work requirements), and, (iii) even if states have expanded Medicaid, Medicaid may not be accepted by some of our tenants. For our tenants that do accept Medicaid, they may receive lower reimbursements for Medicaid patients than for patients with Medicare or commercial insurance. Additionally, although the migration from Medicare fee-for-service, or volume-based, payments to an outcome-based reimbursement model may lower overall healthcare costs, these changes could negatively affect our tenants if they are unable to adapt to a more outcome-oriented healthcare delivery model.

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

The recent economic downturn in the United States could negatively affect state budgets, thereby putting pressure on states to decrease spending on Medicaid. The need to control Medicaid expenditures may be exacerbated by the potential for increased enrollment in Medicaid programs due to unemployment and declines in family incomes. Historically, states have often attempted to reduce Medicaid spending by limiting benefits and tightening Medicaid eligibility requirements. Additionally, in early 2018, the Centers for Medicare and Medicaid Services issued guidance that would allow states to impose work requirements as a condition to Medicaid eligibility, which could dampen enrollment in the program.

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

Fraud and Abuse Laws

There are various federal and state laws prohibiting fraudulent and abusive business practices by healthcare providers who participate in, receive payments from, or are able to make referrals in connection with, government-sponsored healthcare programs, including the Medicare and Medicaid programs. Our leases with certain tenants may also be subject to these fraud and abuse laws. These laws include, without limitation:

●	The Federal Anti-Kickback Statute, which prohibits, among other things, the offer, payment, solicitation or receipt of any form of remuneration in return for, or to induce, the referral of any U.S. federal or state healthcare program patients;
●	The Federal Physician Self-Referral Prohibition (commonly called the “Stark Law”), which, subject to specific exceptions, restricts physicians who have financial relationships with healthcare providers from making referrals for designated health services for which payment may be made under Medicare or Medicaid programs to an entity with which the physician, or an immediate family member, has a financial relationship;
●	The False Claims Act, which prohibits any person from knowingly presenting false or fraudulent claims for payment to the federal government, including under the Medicare and Medicaid programs;
●	The Civil Monetary Penalties Law, which authorizes the Department of Health and Human Services to impose monetary penalties for certain fraudulent acts; and
●	State anti-kickback, anti-inducement, anti-referral and insurance fraud laws which may be generally similar to, and potentially more expansive than, the federal laws set forth above.

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

Human Capital Resources

Upon completion of the Internalization, the employees of the Former Advisor became employees of the Company and the functions previously performed by the Former Advisor were internalized by the Company.  As of December 31, 2020, the Company had 22 employees.

Our success is dependent on the success of our employees. We believe we offer a competitive benefits package and foster the development of our employees’ expertise and skillsets, and encourage our employees to build new skill sets, such as in the environmental, social and governance (ESG) space.  We have established policies to provide a safe, harassment-free work environment and have fostered a corporate culture based on fair and equal treatment. As a result, we believe our employees are committed to building strong, innovative and long-term relationships with each other and with our tenants.

Due to the COVID-19 pandemic, we have been encouraging all of our employees at our corporate office to work remotely until further notice.

Available Information

We maintain a website at www.globalmedicalreit.com. The information on our website is not incorporated by reference in this Annual Report on Form 10-K, and our web address is included as an inactive textual reference only.

We file registration statements, proxy statements, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, with the SEC. We make available, free of charge through the Investors portion of the website, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Reports of beneficial ownership filed pursuant to Section 16(a) of the Exchange Act are also available on our website. These reports and other information are also available, free of charge, at www.sec.gov.

ITEM 1A.  RISK FACTORS

The following summarizes the material risks of purchasing or owning our securities. Our business, financial condition and/or results of operations and our ability to make distributions to our stockholders may be materially adversely affected by the nature and impact of these risks. In such case, the market value of our securities could be detrimentally affected, and investors may lose part or all of the value of their investment. You should carefully consider the risks and uncertainties described below in this Item 1A, “Risk Factors” included in this Annual Report on Form 10-K. These risks include, but are not limited to, the following:

•	Our and our tenants’ businesses could be materially and adversely affected in the case of a resurgence of the COVID-19 pandemic or a new outbreak of a COVID-19 variant or a different virus.

•

We are dependent on our tenants for substantially all our revenues. Our tenants face a wide range of business risks, including economic, competitive, government reimbursement and regulatory risks, any of which could cause our tenants to be unable to pay rent to us.

•	Our assets are concentrated in healthcare-related facilities, making us more economically vulnerable to specific industry-related risks than if our assets were diversified across different industries.

•	The inability of any of our significant tenants to pay rent to us could have a disproportionate negative affect on our revenues.

•

Most of our healthcare facilities are occupied by a single tenant, and we may have difficulty finding suitable replacement tenants in the event of a tenant default or non-renewal of our leases, especially for our healthcare facilities located in smaller markets.

•

We have significant geographic concentration in a small number of states, including Texas, Ohio, Florida, Arizona, Pennsylvania and Oklahoma. Economic and other conditions that negatively affect those states and our tenants in those states could have a greater effect on our revenues than if our properties were more geographically diverse.

•

We finance most of our portfolio with secured debt from our Credit Facility. We are subject to the risks associated with secured, floating-rate debt, including the potential of an increase in our interest expense, Credit Facility capacity, covenant restrictions and the risk of foreclosure.

•

We rely on external sources of capital to fund future capital needs, and, if we encounter difficulty in obtaining such capital, we may not be able to make future acquisitions necessary to grow our business or meet maturing obligations.

•

Subject to certain requirements under Maryland law and REIT requirements, the Board has sole discretion to determine if we will pay distributions and the amount and frequency of such distributions, and past distribution amounts may not be indicative of future distribution amounts.

•	Failure to remain qualified as a REIT would cause us to be taxed as a regular corporation, which would substantially reduce funds available for distributions to our stockholders.

Risks Related to the COVID-19 Pandemic

Our and our tenants’ business could be materially and adversely affected in the case of a resurgence of the COVID-19 pandemic or a new outbreak of a COVID-19 variant or a different virus.

The COVID-19 pandemic caused a massive downturn in the U.S. and world economy during 2020.  The healthcare industry was not spared from this downturn as patient volumes declined due to patients’ reluctance to seek non-emergency medical services during the pandemic and state and local government stay-at-home orders and bans on certain elective procedures in order to curtail the spread of the virus.  Although most of our tenants were able to operate during the height of the pandemic in the spring and summer of 2020, they did so at reduced patient volume levels that strained their finances and, in some cases, needed to enter into rent deferral agreements with us.  Even though COVID-19 vaccines are now being administered, it is uncertain when or if the COVID-19 pandemic will subside to the point where patient volumes return to pre-COVID-19 levels.  Furthermore, a resurgence in the COVID-19 pandemic or an outbreak of a COVID-19 variant or a different virus could cause our tenants to experience lower patient volumes or be forced to close in order to curtail such outbreak, which could materially, adversely affect our tenants’ businesses and their ability to pay rents to us.

The COVID-19 pandemic has also caused the U.S. to experience a historically high unemployment rate. Many of these unemployed workers have also lost their employer-based health insurance, which is a primary payor for our tenants. The extraordinarily high levels of U.S. unemployment and loss of health insurance may cause people to cancel or delay medical procedures even after the COVID-19 pandemic subsides, and it is unclear when, if ever, these workers will be able to regain employment or private health insurance. An extended period of high unemployment and loss of benefits could materially, adversely affect our tenants’ businesses and their ability to pay rents to us.

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

Effect of the COVID-19 Pandemic on Our Access to Capital

The COVID-19 pandemic has caused substantial volatility in U.S. and international lending and capital markets. Although lending and capital markets have generally stabilized, a resurgence of COVID-19 or its variants could cause such markets to become volatile again, which could force liquidity constraints on our lenders and negatively affect our ability to access capital on commercially reasonable terms or at all.

Effect of the COVID-19 Pandemic on our Acquisition Pipeline

A resurgence of the COVID-19 pandemic or its variants could alter the market for healthcare real estate, which, in turn, could decrease our investment pipeline and cause us not to achieve our acquisition goals.

Ultimately, the overall effects of the COVID-19 pandemic on our and our tenants’ businesses, which are highly uncertain and cannot be predicted, will depend upon future developments, including the severity of COVID-19 and the duration of the outbreak and potential resurgences; the duration of existing or future social distancing and shelter-in-place orders; further mitigation strategies taken by applicable government authorities; the availability of a vaccine, adequate testing and treatments and the prevalence of widespread immunity to COVID-19; the impacts on our tenants’ supply chain; the health of our and our tenants’ employees, service providers; and the reactions of U.S. and global markets and their effects on consumer confidence and spending. Such adverse effects, however, may include lower patient volumes or reduced revenues of our tenants, an increase in rent deferral requests, requests to extend the repayment periods for deferred rent, or a failure by our tenants to pay rent to us, which may materially impact our business, financial condition, results of operation, our ability to pay distributions on our common and preferred stock and the market prices of our common and preferred stock during 2021 and beyond, as well as our ability to satisfy the covenants in our existing and any future debt agreements, including the Credit Facility, and service our outstanding indebtedness. The impact of COVID-19 may also exacerbate other risks discussed in this Risk Factors section, any of which could have a material effect on us.

Risks Related to our Business and Healthcare Facilities

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

We acquire and own healthcare-related facilities. We are subject to risks inherent in concentrating investments in real estate, and specifically healthcare real estate. Any adverse effects that result from these risks could be more pronounced than if we diversified our investments outside of the healthcare industry. Any healthcare industry downturn could adversely affect the ability of our tenants to pay us rents and our ability to maintain current rental and occupancy rates. Our tenant mix could become even more concentrated if a significant portion of our tenants’ practice in a particular medical field or are reliant upon a particular healthcare delivery system. Accordingly, a downturn in the healthcare industry generally, or a particular medical field or healthcare delivery system specifically, may have a material adverse effect on our revenues and operating cash flows, which in turn could affect our liquidity, results of operations, our ability to make distributions to our stockholders and the trading price of our common and preferred stock.

The inability of any of our significant tenants to pay rent to us could have a disproportionate negative affect on our revenues.

As of December 31, 2020, the annualized base rent from our top three tenants represented approximately 20% of our portfolio-wide annualized base rent, including our Encompass facilities, which comprised approximately 8% of our annualized base rent; our Memorial Health facilities, which comprised approximately 6% of our annualized base rent; and our Kindred Healthcare facilities, which comprised approximately 6% of our annualized base rent.

We have no control over the success or failure of our significant tenants’ businesses, and, at any time, our significant tenants may fail to make rent payments when due, which, in turn, may have a disproportionate adverse effect on our business, revenues and results of operations, our ability to make distributions to our stockholders and the trading price of our common and preferred stock.

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

Adverse economic or other conditions in our geographic markets, including periods of economic slowdown or recession, industry slowdowns, periods of deflation, relocation of businesses, changing demographics, earthquakes and other natural disasters, fires, terrorist acts, public health crisis, pandemics and epidemics, such as the COVID-19 pandemic, and civil disturbances or acts of war and other man-made disasters which may result in uninsured or underinsured losses, and changes in tax, real estate, zoning and other laws and regulations, may negatively affect our tenants’ businesses and ability to pay rents to us and, therefore, could have a material adverse effect on our revenues, business and results of operations, our ability to make distributions to our stockholders and the trading price of our common and preferred stock.

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

We have significant geographic concentration in a small number of states, including Texas, Ohio, Florida, Arizona, Pennsylvania, and Oklahoma. Economic and other conditions that negatively affect those states and our tenants in those states could have a greater effect on our revenues than if our properties were more geographically diverse.

As of December 31, 2020, approximately 18%, 8%, 8%, 8%, 7% and 6% of our total annualized base rent was derived from properties located in Texas, Ohio, Florida, Arizona, Pennsylvania and Oklahoma, respectively. As a result of this geographic concentration, we are particularly exposed to downturns in these states’ economies or other changes in local real estate market conditions. Any material changes in the current payment programs or regulatory, economic, environmental or competitive conditions in these states could have an amplified effect on our business, revenues and results of operations, our ability to make distributions to our stockholders and the trading price of our common and preferred stock than if our properties were more geographically diverse.

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

We lease the land upon which six of our buildings are located, representing approximately 4.1% of our December 2020 annualized base rent. These ground leases contain certain restrictions. These restrictions include limits on our ability to re-let the facilities, rights of purchase and rights of first offer and refusal with respect to sales of the healthcare facility and limits on the types of medical procedures that may be performed at the facilities. These restrictions could affect our returns on these facilities which, in turn, could adversely affect our revenues, business and results of operations, our ability to make distributions to our stockholders and the trading price of our common and preferred stock.

Our healthcare facilities and our tenants may be unable to compete successfully, which could negatively affect our tenants’ businesses and ability to pay rent to us.

Our healthcare facilities often face competition from nearby hospitals and other healthcare facilities that provide comparable services, including urgent care and primary care facilities as well as home healthcare companies. These competitors may have greater geographic coverage, better access to physicians and patients and provide or are perceived to provide higher quality services. From time to time and for reasons beyond our control, managed care organizations may change their lists of preferred hospitals or in-network physicians, which may favor our tenants’ competitors. Furthermore, our tenants may lose physicians to their competitors or an increase in telehealth services could reduce the need for healthcare facilities. Any reduction in rental revenues resulting from the inability of our tenants or their associated healthcare delivery systems to compete or due to a reduced need for healthcare facilities generally may have a material adverse effect on our revenues, business, financial condition and results of operations, our ability to make distributions to our stockholders and the trading price of our common and preferred stock.

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

A security breach or other significant disruption involving our or our tenants’ IT networks and related systems could:

●	Disrupt the proper functioning of our or our tenants’ networks and systems and therefore our operations and/or those of our tenants;
●	Result in the unauthorized access to, and destruction, loss, theft, misappropriation or release of proprietary, confidential, sensitive, or otherwise valuable information about us, our tenants or our tenants’ patients, which others could use to compete against us or our tenants or which could expose us or our tenants to regulatory action or damage claims by third-parties;
●	Result in misstated financial reports, violations of loan covenants, missed reporting deadlines, and/or missed permitting deadlines;
●	Result in our inability to properly monitor our compliance with the rules and regulations regarding our qualification as a REIT;
●	jeopardize the building systems relied upon by our tenants for the efficient use of their leased space;
●	Require significant management attention and resources to remedy any damages that result;
●	Subject us or our tenants to claims for breach of contract, damages, credits, penalties, or termination of leases or other agreements; or
●	Damage our and our tenants’ reputations.

Any or all the foregoing could have a material adverse effect on our business, financial condition and results of operations, our ability to pay distributions to our stockholders and the trading price of our common and preferred stock.

Risks Related to our Financings

We finance most of our portfolio with secured debt from our Credit Facility. We are subject to the risks associated with secured, floating-rate debt, including the potential of an increase in our interest expense, Credit Facility capacity, covenant restrictions and the risk of foreclosure.

As of December 31, 2020, our total outstanding debt, net of unamortized debt issuance costs, was $586.6 million, of which $521.6 million was secured debt from our Credit Facility with approximately 85% of our properties pledged as security thereunder. If interest rates were to rise, or the interest rate spread on our Credit Facility increases based on our consolidated leverage ratios, our borrowing costs would increase, which could, among other things, increase our cost of capital (which would affect our ability to acquire assets) and decrease our earnings, liquidity, cash available to make distributions to our stockholders and the trading price of our common and preferred stock.

Since our IPO, we have grown our healthcare portfolio significantly. In order to continue growing our portfolio and maintain appropriate leverage levels, we require access to both debt and equity capital. The Revolver component of our Credit Facility is the primary source of our acquisition funding, and we primarily rely on equity capital to reduce the balance of the Revolver to provide capacity for continued acquisitions. As of February 28, 2021, we had cash balances and available capacity under our Revolver of approximately $85 million.  If we are unable to increase our debt capacity or raise equity to reduce the balance of our Revolver, our growth prospects may be negatively affected.

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

We use derivative instruments to hedge exposure to changes in interest rates on certain of our variable rate loans. As of December 31, 2020, we had six interest rate swap agreements that fixed the LIBOR component of our rates on $350 million of our outstanding Credit Facility balance. There is no assurance that our hedging instruments will adequately mitigate our interest rate risk or that our hedging strategy will not result in losses. Additionally, a hedging counterparty may fail to honor its obligations to us. If our interest rate hedges are unsuccessful in mitigating our interest rate risk, or if a hedging counterparty fails to honor its obligations to us, our borrowing costs would increase, which could, among other things, increase our cost of capital and decrease our earnings, liquidity, cash available to make distributions to our stockholders and the trading price of our common and preferred stock.

We finance our healthcare facilities with term indebtedness and we may place term indebtedness on our healthcare facilities in the future. We may not be able to refinance such debt when due or may be unable to refinance such debt on favorable terms.

As of December 31, 2020, we had $586.6 million of indebtedness outstanding (net of unamortized debt issuance costs). We may also place indebtedness on our healthcare facilities in the future. We run the risk of being unable to refinance such debt (including our revolver loan) when the loans come due or of being unable to refinance on favorable terms. If interest rates are higher when we refinance debt, our income could be reduced. We may be unable to refinance debt at appropriate times, which may require us to sell healthcare facilities on terms that are not advantageous to us or could result in the foreclosure of such healthcare facilities. Any of these events could have an adverse effect on our business, financial condition, results of operations, our ability to make distributions to our stockholders and the trading price of our common and preferred stock.

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

On November 30, 2020, ICE Benchmark Administration (“IBA”), the administrator of LIBOR, with the support of the Federal Reserve and the United Kingdom’s Financial Conduct Authority, announced plans to consult on ceasing publication of USD LIBOR on December 31, 2021 for only the one week and two month USD LIBOR tenors, and on June 30, 2023 for all other USD LIBOR tenors. While this announcement extends the transition period to June 2023, the Federal Reserve concurrently issued a statement advising banks to stop new USD LIBOR issuances by the end of 2021. In light of these recent announcements, the future of LIBOR at this time is uncertain and any changes in the methods by which LIBOR is determined or regulatory activity related to LIBOR’s phaseout could cause LIBOR to perform differently than in the past or cease to exist.

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

Although regulators and IBA have made clear that the recent announcements should not be read to say that LIBOR has ceased or will cease, in the event LIBOR does cease to exist, the risks associated with the transition to an alternative reference rate will be accelerated and magnified.

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

In order to qualify as a REIT, we are required, among other things, to distribute each year to our stockholders at least 90% of our taxable income, without regard to the deduction for dividends paid and excluding net capital gain. Because of this distribution requirement, we may not be able to fund our future capital needs from cash retained from operations, including capital needed to make investments and to satisfy or refinance maturing obligations. As a result, we expect to rely on external sources of capital, including debt and equity financing, to fund future capital needs. Our access to capital will depend upon several factors, many of which we have little or no control, including:

●	The extent of investor interest;
●	Our ability to satisfy the distribution requirements applicable to REITs;
●	The general reputation of REITs and the attractiveness of their equity securities in comparison to other equity securities, including securities issued by other real estate-based companies;
●	Our financial performance and that of our tenants;

●	Analyst reports about us and the REIT industry;
●	General stock and bond market conditions, including changes in interest rates on fixed income securities, which may lead prospective purchasers of our stock to demand a higher annual yield from future distributions;
●	A failure to maintain or increase our dividend which is dependent, in large part, upon our funds from operations, or FFO, which, in turn, depends upon increased revenue from additional acquisitions and rental increases; and
●	Other factors such as governmental regulatory action and changes in REIT tax laws.

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

Risks Related to the Healthcare Industry

Adverse trends in the healthcare industry may negatively affect our tenants’ businesses.

The healthcare industry is currently experiencing, among other things:

●	Changes in the demand for and methods of delivering healthcare services;
●	Competition among healthcare providers;
●	Consolidation of large health insurers;
●	Regulatory and government reimbursement uncertainty resulting from the Affordable Care Act and other healthcare reform laws;
●	Federal court decisions on cases challenging the legality of the Affordable Care Act;
●	Federal and state government plans to reduce budget deficits and address debt ceiling limits by lowering healthcare provider Medicare and Medicaid payment rates;
●	Changes in third-party reimbursement methods and policies; and
●	Increased scrutiny of billing, referral and other practices by U.S. federal and state authorities.

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

The recent downturn in the United States economy could negatively affect state budgets, thereby putting pressure on states to decrease spending on state programs including Medicaid. The need to control Medicaid expenditures may be exacerbated by the potential for increased enrollment in state Medicaid programs due to unemployment and declines in family incomes. Historically, states have often attempted to reduce Medicaid spending by limiting benefits and tightening Medicaid eligibility requirements. Many states have adopted, or are considering the adoption of, legislation designed to enroll Medicaid recipients in managed care programs and/or impose additional taxes on hospitals to help finance or expand the states’ Medicaid systems. Potential reductions to Medicaid program spending in response to state budgetary pressures could negatively impact the ability of our tenants to successfully operate their businesses, and, consequently, could have a material adverse effect on our business, financial condition and results of operations, our ability to make distributions to our stockholders and the trading price of our common and preferred stock.

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

Real estate investments are subject to various risks and fluctuations and cycles in value and demand, many of which are beyond our control. Certain market conditions that may affect our business are as follows:

●	National or regional economic upturns could increase the value of real estate generally, which could make it more difficult for us to acquire new healthcare properties at attractive prices or prevent us from purchasing additional facilities at all;
●	National or regional economic downturns could adversely affect our tenants’ businesses, or the businesses located in our tenants’ geographic region, which could adversely affect our tenants’ ability to pay rent and the value of our healthcare properties;
●	A decrease in interest rates and financing costs could increase demand for real estate and, thus, the price of real estate. An increase in demand for real estate could make it more difficult for us to acquire additional healthcare facilities at attractive prices or prevent us from purchasing additional facilities at all; and
●	An increase in interest rates and financing costs could decrease the demand for real estate and, thus, the price of real estate. A decrease in demand for real estate could make it more difficult for us to dispose of our healthcare facilities at attractive prices or prevent us from disposing of our facilities at all.

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

We intend to hold our various real estate investments until we determine that a sale or other disposition appears to be advantageous to achieve our investment objectives. Our senior management team and the Board may exercise their discretion as to whether and when to sell a healthcare facility, and we have no obligation to sell our facilities. We generally intend to hold our healthcare facilities for an extended period, and we cannot predict with any certainty the various market conditions affecting real estate investments that will exist at any particular time in the future. Because of the uncertainty of market conditions that may affect the future disposition of our healthcare facilities, we may not be able to sell our buildings at a profit in the future or at all. We may incur prepayment penalties if we sell a healthcare facility subject to a mortgage earlier than we otherwise had planned. Additionally, we could be forced to sell healthcare facilities at inopportune times which could result in us selling the affected building at a substantial loss. Accordingly, the extent to which you will receive cash distributions and realize potential appreciation on our real estate investments will, among other things, be dependent upon fluctuating market conditions. Any inability to sell a healthcare facility could materially, adversely affect our business, financial condition, results of operations, our ability to make distributions to our stockholders and the trading price of our common and preferred stock.

Our assets may become subject to impairment charges.

We periodically evaluate our real estate investments and other assets for impairment indicators. The judgment regarding the existence of impairment indicators is based upon factors such as market conditions, lease re-negotiations, tenant performance and legal structure. For example, the termination of a lease by a major tenant may lead to an impairment charge. If we determine that an impairment has occurred, we would be required to make an adjustment to the net carrying value of the asset which could have a material adverse effect on our business, financial condition, results of operations and the trading price of our common and preferred stock.

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

Risks Related to Our Structure

We have no direct operations and rely on funds received from our Operating Partnership and its subsidiaries to meet our obligations.

We conduct substantially all of our operations through our Operating Partnership. As of December 31, 2020, we owned 93.56% of the outstanding OP Units. Apart from this ownership interest in our Operating Partnership, we do not have any independent operations. As a result, we rely on distributions from our Operating Partnership to pay any dividends that we might declare on our common and preferred stock. We also rely on distributions from our Operating Partnership to meet our obligations, including tax liability on taxable income allocated to us from our Operating Partnership (which might make distributions to us not equal to the tax on such allocated taxable income). Stockholders’ claims will consequently be structurally subordinated to all existing and future liabilities and obligations (whether or not for borrowed money) of our Operating Partnership and its subsidiaries. Therefore, in the event of our bankruptcy, liquidation or reorganization, claims of our stockholders will be satisfied only after all our and our Operating Partnership’s and its subsidiaries’ liabilities and obligations have been paid in full. If we do not receive enough funds from our Operating Partnership, our ability to make distributions to our stockholders and the trading price of our common and preferred stock may be materially, adversely affected.

Subject to certain requirements under Maryland law and REIT requirements, the Board has sole discretion to determine if we will pay distributions and the amount and frequency of such distributions, and past distribution amounts may not be indicative of future distribution amounts.

Any future distributions will be at the sole discretion of the Board and will depend upon a number of factors, including our actual and projected results of operations, the cash flow generated by our operations, FFO, AFFO, liquidity, our operating expenses, our debt service requirements, capital expenditure requirements for the properties in our portfolio, prohibitions and other limitations under our financing arrangements, our REIT taxable income, the annual REIT distribution requirements, restrictions on making distributions under Maryland law and such other factors as the Board deems relevant. During 2020, we declared distributions aggregating $0.80 per share of common stock. The tax treatment of 2020 dividends included a $0.39 return of capital per share. We cannot assure you that our distribution policy will not change in the future or that the Board will continue to declare dividends at the same rate as in 2020, especially if we are unable to reduce the amount of our distributions that are treated as returns of capital.

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

Holders of shares of our common stock will generally not have any voting rights with respect to activities of our Operating Partnership, including issuances of additional OP Units in amounts that do not exceed 20% of our outstanding shares of common stock. As of December 31, 2020, we owned 93.56% of the outstanding OP Units. Our Operating Partnership may, in connection with our acquisition of healthcare facilities or otherwise, issue additional OP Units to third parties. Such issuances would reduce our ownership percentage in our Operating Partnership and could affect the amount of distributions made to us by our Operating Partnership and, therefore, the amount of distributions we can make to our stockholders.

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

Certain provisions of the Maryland General Corporation Law, or MGCL, may have the effect of inhibiting a third party from making a proposal to acquire us or of impeding a change of control under circumstances that otherwise could provide our common stockholders with the opportunity to realize a premium over the then-prevailing market price of such shares, including:

●	“business combination” provisions that, subject to limitations, prohibit certain business combinations between us and an “interested stockholder” (defined generally as any person who beneficially owns 10% or more of the voting power of our shares of common stock or an affiliate thereof or an affiliate or associate of ours who was the beneficial owner, directly or indirectly, of 10% or more of the voting power of our shares of common stock at any time within the two-year period immediately prior to the date in question) for five years after the most recent date on which the stockholder becomes an interested stockholder, and thereafter imposes certain fair price and/or supermajority and stockholder voting requirements on these combinations; and
●	“control share” provisions that provide that holders of “control shares” of our company (defined as shares that, when aggregated with other shares controlled by the stockholder, entitle the stockholder to exercise one of three increasing

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

By resolution of the Board, we have opted out of the business combination provisions of the MGCL and provide that any business combination between us and any other person is exempt from the business combination provisions of the MGCL, provided that the business combination is first approved by the Board (including a majority of directors who are not affiliates or associates of such persons). In addition, pursuant to a provision in our bylaws, we have opted out of the control share provisions of the MGCL. However, the Board may by resolution elect to opt into the business combination provisions of the MGCL and we may, by amendment to our bylaws, opt into the control share provisions of the MGCL in the future.

Certain provisions of the MGCL permit the Board, without stockholder approval and regardless of what is currently provided in our charter or bylaws, to implement certain corporate governance provisions, some of which (for example, a classified board) are not currently applicable to us. If implemented, these provisions may have the effect of limiting or precluding a third party from making an unsolicited acquisition proposal for us or of delaying, deferring or preventing a change in control of us under circumstances that otherwise could provide our common stockholders with the opportunity to realize a premium over the then current market price. Our charter contains a provision whereby we have elected to be subject to the provisions of Title 3, Subtitle 8 of the MGCL relating to the filling of vacancies on the Board.

We could increase the number of authorized shares of common and preferred stock, classify and reclassify unissued shares and issue shares without stockholder approval.

The Board, without stockholder approval, has the power under our charter to amend our charter to increase or decrease the aggregate number of shares or the number of shares of any class or series that we are authorized to issue, to authorize us to issue authorized but unissued shares of our common stock or preferred stock. In addition, under our charter, the Board has the power to classify or reclassify any unissued common or preferred stock into one or more classes or series of shares and set the preference, conversion or other rights, voting powers, restrictions, limitations as to dividends and other distributions, qualifications or terms or conditions of redemption for such newly classified or reclassified shares. As a result, we may issue series or classes of common or preferred stock with preferences, dividends, powers and rights, voting or otherwise, that are senior to, or otherwise conflict with, the rights of holders of our common or preferred stock. Although the Board has no such intention at the present time, it could establish a class or series of preferred stock that could, depending on the terms of such series, delay, defer or prevent a transaction or a change of control that might involve a premium price for shares of our common stock or that our stockholders otherwise believe to be in their best interests.

We may change our business, investment and financing strategies without stockholder approval.

We may change our business, investment and financing strategies without a vote of, or notice to, our stockholders, which could result in our making investments and engaging in business activities that are different from, and possibly riskier than, the investments and businesses described in this annual report. In particular, a change in our investment strategy, including the manner in which we allocate our resources across our portfolio or the types of assets in which we seek to invest, may increase our exposure to real estate market fluctuations. In addition, we may in the future increase the use of leverage at times and in amounts that we, in our discretion, deem prudent, and such decision would not be subject to stockholder approval. Furthermore, the Board may determine that healthcare facilities do not offer the potential for attractive risk-adjusted returns for an investment strategy. Changes to our strategies with regards to the foregoing could adversely affect our business, financial condition and results of operations, our ability to make distributions to our stockholders and the trading price of our common and preferred stock.

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

Provisions in the partnership agreement of our Operating Partnership may delay, or make more difficult, unsolicited acquisitions of us or changes of our control. These provisions could discourage third parties from making proposals involving an unsolicited acquisition of us or change of our control, although some stockholders might consider such proposals, if made, desirable. These provisions include, among others:

●	Redemption rights;
●	A requirement that we may not be removed as the general partner of our Operating Partnership without our consent;
●	Transfer restrictions on OP Units;
●	Our ability, as the sole member of the general partner of our Operating Partnership, in some cases, to amend the partnership agreement and to cause the Operating Partnership to issue units with terms that could delay, defer or prevent a merger or other change of control of us or our Operating Partnership without the consent of the limited partners; and
●	The right of the limited partners to consent to direct or indirect transfers of the general partnership interest, including as a result of a merger or a sale of all or substantially all of our assets, in the event that such transfer requires approval by our common stockholders.

Our charter and bylaws, Maryland law and the partnership agreement of our Operating Partnership also contain other provisions that may delay, defer or prevent a transaction or a change of control that might involve a premium price for our shares of common stock or that our stockholders otherwise believe to be in their best interest.

We may be unable to obtain or retain key personnel.

Our success depends to a significant degree upon our executive officers and other key personnel. In particular, we rely on the services of Jeffrey Busch, our Chief Executive Officer and Chairman of the Board; Robert Kiernan, our Chief Financial Officer; Alfonzo Leon, our Chief Investment Officer; Danica Holley, our Chief Operating Officer; and Jamie Barber, our Secretary and General Counsel, to manage our operations. We cannot guarantee that all, or any one of these key personnel, will remain affiliated with us. We do not separately maintain key person life insurance on any person. Our failure to retain key employees and retain highly skilled managerial, operational and marketing personnel could have a material adverse effect on our business, financial condition, results of operations, our ability to make distributions to our stockholders and the trading price of our common and preferred stock.

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

If we fail to qualify as a REIT in any taxable year, we will face serious tax consequences that will substantially reduce the funds available for distributions to our stockholders because:

●	We would not be allowed a deduction for dividends paid to stockholders in computing our taxable income and would be subject to U.S. federal income tax at regular corporate rates;
●	We could be subject to increased state and local taxes; and
●	Unless we are entitled to relief under certain U.S. federal income tax laws, we could not re-elect REIT status until the fifth calendar year after the year in which we failed to qualify as a REIT.

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

Even if we continue to qualify for taxation as a REIT, we may be subject to certain U.S. federal, state and local taxes on our income and assets, including taxes on any undistributed income, taxes on income from some activities conducted as a result of a foreclosure, and state or local income, property and transfer taxes. In addition, our taxable REIT subsidiary (“TRS”) will be subject to regular corporate U.S. federal, state and local taxes. In addition, our TRS borrows funds either from us or a third party, it may be unable to deduct all or a portion of the interest paid, resulting in a higher corporate-level tax liability. Specifically, the TCJA imposes a disallowance of deductions for business interest expense (even if paid to third parties) in excess of the sum of a taxpayer’s business interest income and 30% (50% for non-partnership entities for their 2019 and 2020 taxable years under the CARES Act) of the adjusted taxable income of the business, which is its taxable income computed without regard to business interest income or expense, net operating losses or the pass-through income deduction (and for taxable years before 2022, excludes depreciation and amortization). The TRS rules also impose a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s-length basis. Any of these taxes would decrease cash available for distributions to stockholders, which, in turn, could materially adversely affect our business, financial condition, results of operations, our ability to make distributions to our stockholders and the trading price of our common and preferred stock.

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

A REIT’s net income from prohibited transactions is subject to a 100% tax. In general, prohibited transactions are sales or other dispositions of property, other than foreclosure property, held primarily for sale to customers in the ordinary course of business. We may be subject to the prohibited transaction tax equal to 100% of net gain upon a disposition of real property. Although a safe harbor to the characterization of the sale of real property by a REIT as a prohibited transaction is available, we cannot assure you that we can comply with the safe harbor or that we will avoid owning property that may be characterized as held primarily for sale to customers in the ordinary course of business. Consequently, we may choose not to engage in certain sales of our healthcare facilities or may conduct such sales through a TRS, which would be subject to U.S. federal and state income taxation.

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

The ability of the Board to revoke our REIT qualification without stockholder approval may cause adverse consequences to our stockholders.

Our charter provides that the Board may revoke or otherwise terminate our REIT election, without the approval of our stockholders, if it determines that it is no longer in our best interest to continue to qualify as a REIT. If we cease to qualify as a REIT, we would become subject to U.S. federal income tax on our taxable income and would no longer be required to distribute most of our taxable income to our stockholders, which could materially adversely affect our ability to make distributions to our stockholders and the trading price of our common and preferred stock.

Our ownership of our TRS is subject to limitations and our transactions with our TRS will cause us to be subject to a 100% penalty tax on certain income or deductions if those transactions are not conducted on arm’s-length terms.

Overall, no more than 20% of the value of a REIT’s assets may consist of stock or securities of one or more TRSs. Several provisions of the Code regarding the arrangements between a REIT and its TRSs ensure that a TRS will be subject to an appropriate level of U.S. federal income taxation. For example, the Code imposes a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s-length basis. In addition, any income earned by a TRS that is attributable to services provided to its parent REIT, or on the REIT’s behalf to any of its tenants, that is less than the amounts that would have been charged based upon arm’s-length negotiations, will also be subject to a 100% excise tax. We will monitor the value of our investment in our TRS and any other TRS we may form for the purpose of ensuring compliance with TRS ownership limitations and will structure our transactions with any such TRS on terms that we believe are arm’s length to avoid incurring the 100% excise taxes described above. There can be no assurance, however, that we will be able to comply with the 20% limitation or to avoid application of the 100% excise taxes. If we are subject to either 100% excise tax, our business, financial condition, results of operations, our ability to make distributions to our stockholders and the trading price of our common and preferred stock could be materially adversely affected.

The formation of a TRS lessee would increase our overall tax liability.

We may, in the future, form one or more TRS lessees to lease “qualified health care properties” from us. Any TRS lessee we may form will be subject to U.S. federal and state income tax on its taxable income, which will consist of the revenues from the qualified healthcare facilities leased by the TRS lessee, net of the operating expenses for such healthcare facilities and rent payments to us. In addition, if a TRS borrows funds either from us or a third party, it may be unable to deduct all or a portion of the interest paid, resulting in a higher corporate-level tax liability. Specifically, the TCJA imposes a disallowance of deductions for business interest expense (even if paid to third parties) in excess of the sum of a taxpayer’s business interest income and 30% (50% for non-partnership entities for their 2019 and 2020 taxable years under the CARES Act) of the adjusted taxable income of the business, which is its taxable income computed without regard to business interest income or expense, net operating losses or the pass-through income deduction (and for taxable years before 2022, excludes depreciation and amortization). Accordingly, although our ownership of a TRS lessee would allow us to participate in the operating income from our healthcare facilities leased to the TRS lessee on an after-tax basis in addition to receiving rent, that operating income would be fully subject to U.S. federal and state income tax, which could materially adversely affect our business, financial conditions, results of operations, ability to make distributions to our stockholders and the trading price of our common and preferred stock.

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

Our charter, with certain exceptions, authorizes our directors to take such actions as are necessary and desirable to preserve our qualification as a REIT. Unless exempted by the Board, our charter prohibits any person from beneficially or constructively owning more than 9.8% in value or number of shares, whichever is more restrictive, of the outstanding shares of any class or series of our shares of capital stock. The Board may not grant an exemption from this restriction to any proposed transferee whose ownership in excess of 9.8% of the value of our outstanding shares would result in our failing to qualify as a REIT.

Dividends payable by REITs do not qualify for the reduced tax rates available for some dividends.

The maximum U.S. federal income tax rate applicable to “qualified dividend income” payable to U.S. stockholders that are taxed at individual rates is 20% (plus the 3.8% surtax on net investment income, if applicable). Dividends payable by REITs, however, generally are not eligible for the reduced rates on qualified dividend income. Rather, under the TCJA, ordinary REIT dividends constitute “qualified business income” and thus a 20% deduction is available to individual taxpayers with respect to such dividends, resulting in a 29.6% maximum U.S. federal income tax rate (plus the 3.8% surtax on net investment income, if applicable) for individual U.S. stockholders. To qualify for this deduction, the stockholder receiving such dividends must hold the dividend-paying REIT stock for at least 46 days (taking into account certain special holding period rules) of the 91-day period beginning 45 days before the stock became ex-dividend and cannot be under an obligation to make related payments with respect to a position in substantially similar or related property. Without further legislative action, the 20% deduction applicable to ordinary REIT dividends will expire on January 1, 2026. The more favorable rates applicable to regular corporate qualified dividends could cause investors who are taxed at individual rates to perceive investments in REITs to be relatively less attractive than investments in the stock of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our common and preferred stock.

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

The Company declared and paid a dividend of $0.20 per share of common stock for each quarter within the fiscal years ended December 31, 2020 and 2019. The declaration and payment of quarterly dividends remains subject to the review and approval of the Board, see “Risk Factors — Subject to certain requirements under Maryland law and REIT requirements, the Board has sole discretion to determine if we will pay distributions and the amount and frequency of such distributions, and past distribution amounts may not be indicative of future distribution amounts.”

Performance Graph

This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of Global Medical REIT Inc. under the Securities Act or the Exchange Act.

The graph below compares the cumulative total return of our common stock, the S&P 500, the MSCI U.S. REIT Index, and the SNL U.S. REIT Healthcare Index from July 1, 2016 (the completion date of our IPO) through December 31, 2020. The comparison assumes $100 was invested on July 1, 2016 in our common stock and in each of the foregoing indices and assumes reinvestment of dividends, as applicable. The MSCI U.S. REIT Index consists of equity REITs that are included in the MSCI US Investable Market 2500 Index, except for specialty equity REITS that do not generate a majority of their revenue and income from real estate rental and leasing operations. The SNL U.S. REIT Healthcare Index consists of all publicly traded (NYSE, NYSE MKT, NASDAQ, OTC) Healthcare REITs in SNL’s coverage universe. We have included the MSCI U.S. REIT Index and the SNL U.S. REIT Healthcare Index because we believe that they are representative of the industry in which we compete and are relevant to an assessment of our performance.

Total Return Performance
Global Medical REIT Inc.
S&P 500 Index
MSCI U.S. REIT Index
SNL U.S. REIT Healthcare Index
Index Value
200
150
100
50
07/01/16
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20

	Period Ending
Index	07/01/16	12/31/16	12/31/17	12/31/18	12/31/19	12/31/20
Global Medical REIT Inc.	$100.00	$91.60	$92.05	$109.64	$175.34	$185.43
S&P 500 Index	$100.00	$107.59	$131.08	$125.34	$164.80	$195.12
MSCI U.S. REIT Index	$100.00	$95.55	$100.39	$95.80	$120.56	$111.43
SNL U.S. REIT Healthcare Index	$100.00	$91.98	$91.84	$97.53	$118.74	$111.05

As of March 1, 2021, there were 32 record holders, and 52,169,166 shares of common stock issued and outstanding. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares of record are held by banks, brokers and other financial institutions. As of December 31, 2020 and 2019, there were 49,460,566 and 43,805,739 outstanding shares of common stock, respectively.

Unregistered Sales of Equity Securities

On December 23, 2020, the Company issued 194,268 shares of its common stock to Luis Rene Roberto Moscoso (“Moscoso”) in connection with Moscoso’s redemption of 194,268 OP Units issued to him by the Operating Partnership on December 31, 2018 in connection with the contribution of certain assets to the Operating Partnership. Pursuant to the terms of the Operating Partnership’s partnership agreement, OP Units may be redeemed by the holder after a one-year holding period for either cash or shares of common stock of the Company, such form of redemption consideration to be determined at the sole discretion of the Company. The issuance of these shares of common stock was effected in reliance upon the exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, based on the fact that the issuance was not a “public offering” as defined in Section 4(a)(2) due to the insubstantial number of persons involved in the transaction, manner of the issuance and number of securities issued.

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

	Year Ended December 31,
	2020	2019	2018	2017	2016
Statements of Operations Data
Total revenue	$93,730	$70,726	$53,192	$30,344	$8,211
Depreciation and amortization expense	36,353	24,635	17,269	10,001	2,377
Interest expense	18,680	17,472	14,975	7,435	4,139
General and administrative expense	11,935	6,536	5,537	5,489	4,219
Management internalization expense	14,005	—	—	—	—
Total expenses	96,229	61,138	46,306	30,431	14,564
(Loss) income before gain on sale of investment property	(2,499)	9,588	6,886	(87)	(6,353)
Gain on sale of investment property	—	—	7,675	—	—
Net (loss) income	(2,499)	9,588	14,561	(87)	(6,353)
Less: Preferred stock dividends	(5,822)	(5,822)	(5,822)	(1,714)	—
Less: Net loss (income) attributable to noncontrolling interest	574	(354)	(1,071)	49	—
Net (loss) income attributable to common stockholders	$(7,747)	$3,412	$7,668	$(1,752)	$(6,353)
Dividends declared per share of common stock	$0.80	$0.80	$0.80	$0.80	$0.74

Net (loss) income attributable to common stockholders per share – basic and diluted	$(0.17)	$0.10	$0.35	$(0.09)	$(0.68)

Weighted average shares outstanding – basic and diluted	46,256	33,865	21,971	19,617	9,302

	As of December 31,
	2020	2019	2018	2017	2016
Balance Sheets Data
Investment in real estate, gross	$1,142,905	$905,529	$647,550	$471,507	$206,877
Investment in real estate, net	$1,048,443	$849,026	$616,925	$457,913	$203,510
Total assets	$1,100,906	$884,934	$636,009	$471,821	$226,392
Credit Facility, net	$521,641	$347,518	$276,353	$162,150	$26,773
Notes payable, net	$64,937	$38,650	$38,654	$38,545	$38,413
Total liabilities	$643,146	$424,581	$336,349	$212,808	$71,364
Preferred stock	$74,959	$74,959	$74,959	$74,959	$—
Total stockholders’ equity	$444,805	$430,270	$269,295	$246,335	$155,028
Noncontrolling interest	$12,955	$30,083	$30,455	$12,678	$—
Total equity	$457,760	$460,353	$299,750	$259,013	$155,028

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

Overview

The Company owns purpose-built healthcare facilities and leases those facilities to strong healthcare systems and physician groups with leading market share.  Prior to July 9, 2020, the Company was externally managed by Inter-American Management LLC (the “Former Advisor”).  On July 9, 2020, the Company purchased the parent company of its Former Advisor and became an internally-managed company.  See “Business—Organization” for a description of the Company’s management internalization transaction.

We elected to be taxed as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2016. We conduct our business through an umbrella partnership real estate investment trust, or UPREIT, structure in which our properties are owned by wholly owned subsidiaries of our operating partnership, Global Medical REIT L.P. (the “Operating Partnership”). Our wholly owned subsidiary, Global Medical REIT GP LLC, is the sole general partner of our Operating Partnership and, as of December 31, 2020, we owned 93.56% of the outstanding common operating partnership units (“OP Units”) of our Operating Partnership.

Our Business Objectives and Investment Strategy

Our principal business objective is to provide attractive, risk-adjusted returns to our stockholders through a combination of (i) reliable dividends and (ii) long-term capital appreciation. Our primary strategies to achieve our business objective are to:

●	construct a portfolio of healthcare facilities that are primarily located in secondary markets and suburbs of primary markets and are situated to take advantage of the aging of the U.S. population and the decentralization of the healthcare delivery system;
●	lease our properties to healthcare tenants with profitable practices that are utilized by an aging population and are highly dependent on their purpose-built real estate to deliver core medical procedures, such as cardiovascular treatment, rehabilitation, eye surgery, gastroenterology, oncology treatment and orthopedics;
●	set aside a portion of our property portfolio for opportunistic acquisitions, including (i) certain acute-care hospitals and long-term acute care facilities (LTACs), that we believe provide premium, risk-adjusted returns, (ii) health system corporate office and administrative buildings, which we believe will help us develop relationships with larger health systems and (iii) behavioral and mental health facilities that are operated by national or regional operators and are located in markets that demonstrate a need for such services; and
●	lease our facilities under triple-net leases with contractual annual rent escalations.

2020 Executive Summary

The following tables summarize the material changes in our financial statements during the years presented, which for the year ended December 31, 2020, includes a one-time charge related to the portion of consideration paid for the Internalization that was attributed to the settlement of a preexisting contractual relationship of $12.1 million, as well as related expenses incurred associated with the Internalization.

	Year Ended December 31,
	2020	2019

	(in thousands, except per share amounts)
Rental revenue	$93,518	$70,515
Depreciation and amortization expense	$36,353	$24,635
Interest expense	$18,680	$17,472
General and administrative expense	$11,935	$6,536
Management internalization expense	$14,005	$—

Net (loss) income attributable to common stockholders per share	$(0.17)	$0.10
FFO per share and unit(1)	$0.56	$0.75
AFFO per share and unit(1)	$0.88	$0.75
Dividends per share of common stock	$0.80	$0.80

Weighted average common stock outstanding	46,256	33,865
Weighted average OP Units outstanding	2,172	3,144
Weighted average LTIP Units outstanding	1,363	780
Total weighted average shares and units outstanding	49,791	37,789
(1)	See “—Non-GAAP Financial Measures,” for a description of our non-GAAP financial measures and a reconciliation of our non-GAAP financial measures.

	As of December 31,
	2020	2019

	(dollars in thousands)
Investment in real estate, gross	$1,142,905	$905,529
Total debt, net	$586,578	$386,168
Weighted average interest rate	3.17%	3.90%
Total equity (including noncontrolling interest)	$457,760	$460,353
Net leasable square feet	3,694,865	2,780,851

Our Properties

During the year ended December 31, 2020, we completed 18 acquisitions encompassing an aggregate of 915,241 leasable square feet for an aggregate contractual purchase price of $226.5 million with annualized base rent of $17.7 million. We funded our 2020 acquisitions through a combination of borrowings under our Credit Facility, assumed debt and at-the-market (“ATM”) equity issuances. As of December 31, 2020, our portfolio consisted of gross investment in real estate of $1.1 billion, which was comprised of 86 facilities with an aggregate of 3.7 million leasable square feet and $87.6 million of annualized base rent.

Capital Raising Activity

During the year ended December 31, 2020, we generated gross proceeds of $54.5 million through ATM equity issuances of 4.2 million shares of our common stock at a weighted average offering price of $12.84 per share.

Debt and Hedging Activity

During the year ended December 31, 2020, we borrowed $238.4 million under the Credit Facility and repaid $64.5 million, for a net amount borrowed of $173.9 million. As of December 31, 2020, the net outstanding Credit Facility balance was $521.6 million.

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

On July 27, 2020, the Company entered into an interest rate swap with Wells Fargo Bank, N.A. with a notional amount of $50 million (the term component of the Accordion), a fixed interest rate of 0.16% and a maturity date of August 8, 2023. As of December 31, 2020, we had  six interest rate swaps with four counterparties to hedge the LIBOR component of our interest rate risk related to the Term Loan. Together, these swaps fix the LIBOR component of the entire Term Loan on a weighted average basis at 1.91%. An aggregate of $200 million of the swaps mature in August 2024 and an additional $150 million matures in August 2023.

In connection with the acquisition of the Dumfries Facility in April 2020, we assumed a CMBS loan with an outstanding balance of approximately $12.1 million, an interest rate of 4.68% and a remaining term of four years. In connection with the acquisition of the Rosedale Facilities in July 2020, we entered into a loan with FVCbank in the amount of $14.8 million with an annual interest rate of 3.85% and a term of five years.

Recent Developments

2021 Completed Acquisitions and Capital Raising

Since December 31, 2020, we have completed three acquisitions encompassing an aggregate of 86,035 leasable square feet for an aggregate purchase price of $25.4 million with annualized base rent of $2.0 million.

Since December 31, 2020, we generated gross proceeds of $35.4 million through ATM equity issuances of 2.7 million shares of our common stock at a weighted average offering price of $13.07 per share.

Lease Renewal Activity

During the fourth quarter of 2020, we extended leases totaling 7.1% of our annualized base rent, including two leases with Encompass Health originally expiring in 2021 and the lease with Kindred Healthcare at Mercy Rehabilitation Hospital in Oklahoma City, Oklahoma, for a weighted average additional term of 9.2 years.

Properties Under Contract

As of March 3, 2021, we had six properties under contract for an aggregate purchase price of approximately $75.7 million. We are currently in the due diligence period for our properties under contract. If we identify problems with any of these properties or the operator of any property during our due diligence review, we may not close the transactions on a timely basis or we may terminate the purchase agreements and not close the transaction.

Trends Which May Influence Our Results of Operations

We believe the following trends may positively impact our results of operations:

●	Growing healthcare expenditures. According to the U.S. Department of Health and Human Services, overall healthcare expenditures are expected to grow at an average rate of 5.5% per year through 2027. We believe the long-term growth in healthcare expenditures will help maintain or increase the value of our healthcare real estate portfolio.

●	An aging population. According to the 2010 U.S. Census, the segment of the population consisting of people 65 years or older comprise the fastest growing segment of the overall U.S. population. We believe this segment of the U.S. population will utilize many of the services provided at our healthcare facilities such as orthopedics, cardiac, gastroenterology and rehabilitation.

●	A continuing shift towards outpatient care. According to the American Hospital Association, patients are demanding more outpatient operations. We believe this shift in patient preference from inpatient to outpatient facilities will benefit our tenants as most of our properties consist of outpatient facilities.

●	Physician practice group and hospital consolidation. We believe the trend towards physician group consolidation will serve to strengthen the credit quality of our tenants if our tenants merge or are consolidated with larger health systems.

We believe the following trends may negatively impact our results of operations:

●	Continuation of the COVID-19 pandemic – Although COVID-19 vaccines are currently being distributed and administered in the U.S., it is unclear when or if the COVID-19 pandemic will subside and the U.S. economy will recover. Although many of our tenants are continuing to operate during the pandemic, it is unclear when/if our tenants will return to pre-COVID-19 patient volumes. Although we do not believe the current state of the COVID-19 pandemic will negatively affect our ability to collect rents in the near term, a prolonged pandemic or resurgence could put additional strain on our tenants and could affect their ability to pay rents to us.
●	Changes in third party reimbursement methods and policies. Even prior to the COVID-19 pandemic, the price of healthcare services was increasing, and we believed that third-party payors, such as Medicare and commercial insurance companies, would continue to scrutinize and reduce the types of healthcare services eligible for, and the amounts of, reimbursement under their health insurance plans. Additionally, many employer-based insurance plans were continuing to increase the percentage of insurance premiums for which covered individuals are responsible. We expect these trends will only be exacerbated by the COVID-19 pandemic, as federal and state budgets are likely to be under tremendous stress due to the pandemic and private insurers are likely to incur substantial losses due to COVID-19-related claims and the downturn in the financial and credit markets. If these trends continue, our tenants’ businesses will continue to be negatively affected, which may impact their ability to pay rent to us.
●	Our ability to grow our business depends on access to debt and equity capital. Since our IPO, we have grown our healthcare portfolio significantly. In order to continue growing our portfolio and maintain appropriate leverage levels, we require access to both debt and equity capital. The Revolver component of our Credit Facility is the primary source of our acquisition funding, and we primarily rely on equity capital to reduce the balance of the Revolver to provide capacity for continued acquisitions. As of February 28, 2021, we had cash balances and availability under our Revolver of approximately $85 million. If we are unable to increase our debt capacity or raise equity to reduce the balance of our Revolver, our growth prospects may be negatively affected.

Critical Accounting Policy

The preparation of financial statements in conformity with GAAP requires our management to use judgment in the application of accounting policies, including making estimates and assumptions. We base estimates on the best information available to us at the time, our experience and on various other assumptions believed to be reasonable under the circumstances. These estimates affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If our judgment or interpretation of the facts and circumstances relating to various transactions or other matters had been different, it is possible that different accounting would have been applied, resulting in a different presentation of our financial statements. From time-to-time, we re-evaluate our estimates and assumptions. In the event estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current estimates and assumptions about matters that are inherently uncertain. For a more detailed discussion of our significant accounting policies, see Note 2 – “Summary of Significant Accounting Policies” in the footnotes to the accompanying financial statements. Below is a discussion of accounting policies that we consider critical in that it may require complex judgment in its application or require estimates about matters that are inherently uncertain.

Investment in Real Estate

We determine when an acquisition meets the definition of a business or alternatively should be accounted for as an asset acquisition in accordance with Accounting Standard Codification (“ASC”) Topic 805 “Business Combinations” (“ASC Topic 805”), which requires that, when substantially all of the fair value of an acquisition is concentrated in a single identifiable asset or a group of similar identifiable assets, the asset or group of similar identifiable assets does not meet the definition of a business and therefore is required to be accounted for as an asset acquisition. Transaction costs continue to be capitalized for asset acquisitions and expensed as incurred for business combinations. ASC Topic 805 resulted in all of our post-January 1, 2018 acquisitions being accounted for as asset acquisitions because substantially all of the fair value of the gross assets we acquire are concentrated in a single asset or group of similar identifiable assets. For asset acquisitions that are “owner occupied” (meaning that the seller either is the tenant or controls the tenant), the purchase price, including capitalized acquisition costs, will be allocated to land and building based on their relative fair values with no value allocated to intangible assets or liabilities. For asset acquisitions where there is a lease in place but not “owner occupied,” we will allocate the purchase price to tangible assets and any intangible assets acquired or liabilities assumed based on their relative fair values. Fair value is determined based upon the guidance of ASC Topic 820, “Fair Value Measurements and Disclosures,” and generally are determined using Level 2 inputs, such as rent comparables, sales comparables, and broker indications. Although Level 3 Inputs are utilized, they are minor in comparison to the Level 2 data used for the primary assumptions. The determination of fair value involves the use of significant judgment and estimates. We make estimates to determine the fair value of the tangible and intangible assets acquired and liabilities assumed using information obtained from multiple sources, including pre-acquisition due diligence, and we routinely utilize the assistance of a third-party appraiser.

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

Fair Value Estimate Related to the Internalization

In accordance with ASC Topic 805, the portion of the consideration paid for the Internalization that was attributed to the settlement of a preexisting contractual relationship (the Management Agreement) was $12.1 million. This amount was based on the estimated fair value of the Management Agreement that involved the use of significant judgment and estimates. The fair value was determined using the multi-period excess earnings method (“MPEEM”), a form of the income approach. The MPEEM is based on the principle that the value of an intangible asset is equal to the present value of the incremental after-tax cash flows attributable only to that asset. To quantify the cash flows attributable solely to the subject intangible asset, contributory asset charges are typically applied to account for the use of and/or required return on these assets. In applying the MPEEM, the earnings expected to be generated by the Management Agreement were forecasted over the estimated duration of the intangible asset. The earnings were then adjusted by taxes and the required return for the use of the contributory assets. The after-tax excess cash flows were then present valued, using discount rates and available market information, to estimate the fair value of the Management Agreement as of July 9, 2020. We utilized the assistance of a third-party specialist in the determination of the fair value of the Management Agreement.

Impairment of Long-Lived Assets

We review our real estate assets on an asset group basis for impairment. We identify an asset group based on the lowest level of identifiable cash flows. In the impairment analysis we must determine whether there are indicators of impairment. For operating properties, these indicators could include a reduction in our estimated hold period, a significant decline in a property’s leasing percentage, a current period operating loss or negative cash flows combined with a history of losses at the property, a significant decline in lease rates for that property or others in the property’s market, a significant change in the market value of the property, or an adverse change in the financial condition of significant tenants.

If we determine that an asset has indicators of impairment, we must determine whether the undiscounted cash flows associated with the asset exceed the carrying amount of the asset. In calculating the undiscounted net cash flows of an asset, we must estimate a number of inputs. We must estimate future rental rates, future capital expenditures, future operating expenses, and market capitalization rates for residual values, among other things. In addition, if there are alternative strategies for the future use of the asset, we assess the probability of each alternative strategy and perform a probability-weighted undiscounted cash flow analysis to assess the recoverability of the asset.

In determining the fair value of an asset, we exercise judgment on a number of factors. We may determine fair value by using a discounted cash flow calculation or by utilizing comparable market information. We must determine an appropriate discount rate to apply to the cash flows in the discounted cash flow calculation. We use judgment in analyzing comparable market information because no two real estate assets are identical in location and price. The estimates and judgments used in the impairment process are highly subjective and susceptible to frequent change.

Revenue Recognition

Our operations primarily consist of rental revenue earned from tenants under leasing arrangements which provide for minimum rent and escalations. Several judgments and estimates are included in the rental property revenue recognition process including the treatment of the contractual rental stream and the determination of the treatment of lease modifications.

The leases have been accounted for as operating leases. For operating leases with contingent rental escalators, revenue is recorded based on the contractual cash rental payments due during the period. Revenue from leases with fixed annual rental escalators are recognized on a straight-line basis over the initial lease term. Differences between the rental revenue recognized and amounts due under the respective lease agreements are records as an increase to “Deferred assets” on our consolidated balance sheets. We also monitor the liquidity and creditworthiness of our tenants and operators and exercise judgement in assessing the probability of collection. If the likelihood of a tenant paying its lease payments is determined to no longer be probable, all tenant receivables, including deferred rent, are written off against revenue and any future revenue for that tenant is recognized only upon receipt of cash.

We periodically enter into amendments to our leases. When a lease is amended, we need to determine whether (1) an additional right of use not included in the original lease is being granted as a result of the modification and (2) there is an increase in the lease payments that is commensurate with the standalone price for the additional right of use. If both of those conditions are met, the amendment is accounted for as a separate contract. If both of those conditions are not met, the amendment is accounted for as a lease modification. Most of our lease amendments result in a lease modification of our operating leases which will likely require us to reassess both the lease term and fixed lease payments, including considering any prepaid or accrued lease rentals relating to the original lease as a part of the lease payments for the modified lease.

Consolidated Results of Operations

The major factors that resulted in variances in our results of operations for each revenue and expense category for the year ended December 31, 2020 compared to the year ended December 31, 2019 were (i) the increase in the size of our property portfolio and (ii) the impact of Internalization, including expenses related to the Internalization. Our total investments in real estate, net of accumulated depreciation and amortization, was $1.0 billion and $849.0 million as of December 31, 2020 and 2019, respectively.

For a discussion related to our results of operations for the year ended December 31, 2019 compared to the year ended December 31, 2018, refer to Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the SEC on March 9, 2020.

Year Ended December 31, 2020 Compared to Year Ended December 31, 2019

	December 31,
	2020	2019	$ Change

	(in thousands)
Revenue
Rental revenue	$93,518	$70,515	$23,003
Other income	212	211	1
Total revenue	93,730	70,726	23,004

Expenses
General and administrative	11,935	6,536	5,399
Operating expenses	10,867	5,958	4,909
Management fees – related party	4,024	6,266	(2,242)
Depreciation expense	26,747	19,066	7,681
Amortization expense	9,606	5,569	4,037
Interest expense	18,680	17,472	1,208
Management internalization expense	14,005	—	14,005
Preacquisition expense	365	271	94
Total expenses	96,229	61,138	35,091
Net (loss) income	$(2,499)	$9,588	$(12,087)

Revenue

Total Revenue

Total revenue for the year ended December 31, 2020 was $93.7 million, compared to $70.7 million for the same period in 2019, an increase of $23.0 million. The increase was primarily the result of rental revenue earned from the facilities we acquired during 2020, as well as from the recognition of a full year of rental revenue in 2020 from acquisitions that were completed during 2019. Within that increase, $8.9 million in revenue was recognized from net lease expense recoveries during the year ended December 31, 2020, compared to $5.2 million for the same period in 2019. The increase was partially offset by the recognition of reserves for approximately $1.4 million of rent, which includes $0.4 million of deferred rent.

Expenses

General and Administrative

General and administrative expenses for the year ended December 31, 2020 were $11.9 million, compared to $6.5 million for the same period in 2019, an increase of $5.4 million. The increase was primarily driven by the impact of the Internalization and our recognition of compensation-related costs and other administrative expenses that prior to the Internalization were the obligation of our Former Advisor. In addition, reflecting the impact of LTIP unit grants made in connection with the Internalization, this increase was also due to an increase in non-cash LTIP compensation expense, which was $5.3 million for the year ended December 31, 2020, compared to $3.3 million for the same period in 2019.

Operating Expenses

Operating expenses for the year ended December 31, 2020 were $10.9 million, compared with $6.0 million for the same period in 2019, an increase of $4.9 million. The increase results primarily from $8.9 million of recoverable property operating expenses incurred during the year ended December 31, 2020, compared to $5.2 million for the same period in 2019.  In addition, our operating expenses include $1.2 million of property operating expenses from gross leases for the year ended December 31, 2020, compared to $0.4 million for the same period in 2019.

Management Fees – related party

Management fee expense for the year ended December 31, 2020 was $4.0 million, compared to $6.3 million for the same period in 2019, a decrease of $2.3 million. The decrease was the result of only incurring management fee expense for the first six months of the year ended December 31, 2020, compared to a full year in 2019. This fee was calculated based on our stockholders’ equity balance.

Depreciation Expense

Depreciation expense for the year ended December 31, 2020 was $26.7 million, compared to $19.1 million for the same period in 2019, an increase of $7.6 million. The increase resulted primarily from depreciation expense incurred on the facilities we acquired during 2020, as well as from the recognition of a full year of depreciation expense in 2020 from acquisitions that were completed during 2019.

Amortization Expense

Amortization expense for the year ended December 31, 2020 was $9.6 million, compared to $5.6 million for the same period in 2019, an increase of $4.0 million. The increase resulted primarily from amortization expense incurred on intangible assets related to the facilities we acquired during 2020, as well as from the recognition of a full year of amortization expense in 2020 from acquisitions that were completed during 2019.

Interest Expense

Interest expense for the year ended December 31, 2020 was $18.7 million, compared to $17.5 million for the same period in 2019, an increase of $1.2 million. This increase was primarily due to higher average borrowings during the year ended December 31, 2020, compared to the same period last year, the proceeds of which were primarily used to finance our property acquisitions during that time period.

The weighted average interest rate of our debt for the year ended December 31, 2020 was 3.41% compared to 4.24% in 2019. Additionally, the weighted average interest rate and term of our debt was 3.17% and 2.79 years, respectively, at December 31, 2020.

Management Internalization Expense

Management internalization expense for the year ended December 31, 2020 was $14.0 million, compared to zero for the same period in 2019. This expense represents a one-time expense of $12.1 million related to the settlement of a preexisting contractual relationship and $1.9 million of professional fees associated with the Internalization.

Net (Loss) Income

Net loss for the year ended December 31, 2020 was $(2.5) million compared to net income of $9.6 million for the same period in 2019, a decrease of $12.1 million. The decrease resulted primarily from the recognition of $14.0 million of management internalization expense and the increase in expenses for the current year, partially offset from an increase in rental revenue during the current year.

Assets and Liabilities

As of December 31, 2020 and 2019, our principal assets consisted of investments in real estate, net, of $1.0 billion and $849.0 million, respectively, and our liquid assets consisted primarily of cash and cash equivalents and restricted cash of $10.8 million and $7.2 million, respectively.

The increase in our investments in real estate, net, to $1.0 billion as of December 31, 2020 compared to $849.0 million as of December 31, 2019, was the result of the 18 acquisitions that we completed during the year ended December 31, 2020.

The increase in our cash and cash equivalents and restricted cash balances to $10.8 million as of December 31, 2020, compared to $7.2 million as of December 31, 2019, was primarily due to cash inflows from net borrowings on our Credit Facility and additional borrowings, and net proceeds from common equity offerings. These cash inflows were partially offset by funds used to acquire real estate, pay the Internalization consideration, and dividends paid to our common and preferred stockholders and OP Unit and LTIP Unit holders of our Operating Partnership.

The increase in our total liabilities to $643.1 million as of December 31, 2020, compared to $424.6 million as of December 31, 2019, was primarily the result of higher net borrowings outstanding from our Credit Facility during the current year, additional borrowings related to acquisitions, an increase in our derivative liability balance, and an increase in our acquired lease intangible liability balance.

Liquidity and Capital Resources

General

Our short-term liquidity requirements include:

●	Interest expense and scheduled principal payments on outstanding indebtedness, which includes a near term (under one year) debt maturity of $7.1 million;
●	General and administrative expenses;
●	Operating expenses; and
●	Property acquisitions and tenant improvements.

In addition, we require funds for future distributions expected to be paid to our common and preferred stockholders and OP Unit and LTIP Unit holders in our Operating Partnership.

As of February 28, 2021, we had cash balances and available capacity under our Revolver of approximately $85 million. Our primary sources of cash include rent and reimbursements we collect from our tenants, borrowings under our Credit Facility, secured term loans, and net proceeds received from equity issuances.  In addition, we may generate cash from property dispositions.

Assuming our current level of COVID-19-related rent deferrals, we believe we will be able to satisfy our short-term liquidity requirements through our existing cash and cash equivalents and cash flow from operations. In order to continue acquiring healthcare properties, we will need to continue to have access to debt and equity financing. See “—Trends Which May Influence our Results of Operations” for a description of our liquidity trends.

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

Equity Issuances. In August 2017, the Company, the Former Advisor and the Operating Partnership entered into a Sales Agreement with certain sales agents, pursuant to which the Company could offer and sell, from time to time, up to $50 million of its common stock (the “2017 ATM Program”).  In August 2020, the Company and the Operating Partnership entered into a Sales Agreement with certain sales agents, pursuant to which the Company may offer and sell, from time to time, up to $150 million of its common stock (the “2020 ATM Program”).

During the year ended December 31, 2020, we generated gross proceeds of $54.5 million through ATM equity issuances of 4.2 million shares of our common stock at an average offering price of $12.84 per share. Of our ATM equity issuances in 2020, (i) 1.2 million shares of our common stock were issued and sold pursuant to the 2017 ATM Program for gross proceeds of $14.2 million (which constituted the remainder of the amounts available under the 2017 ATM Program) and (ii) 3.0 million shares of our common stock were issued and sold pursuant to the 2020 ATM Program for gross proceeds of $40.3 million.

Since December 31, 2020, we generated gross proceeds of $35.4 million through ATM equity issuances of 2.7 million shares of our common stock at a weighted average offering price of $13.07 per share.  As of February 28, 2021, we had $74.3 million remaining under the 2020 ATM Program.

Debt Financing.  The table below provides a summary of our debt as of December 31, 2020 (dollars in thousands):

		Maturity	Weighted Avg.
	Outstanding	(in years)	Interest Rate
Credit Facility - Term, gross	$ 350,000	2.60	3.53%	(1)
Credit Facility - Revolver, gross	175,200	2.60	1.83%	(2)
Notes payable, gross	65,772	4.29	4.76%
Total	$ 590,972	2.79	3.17%

(1) The weighted average interest rate on the Credit Facility Term Loan includes the impact of interest rate swaps discussed below.

(2)	The Credit Facility Revolver term expires in August 2022 subject to a one-year Company controlled extension option.

Credit Facility. On July 24, 2020, the Company received aggregate commitments of up to $100 million from certain of its lenders pursuant to the accordion feature (the “Accordion”) under its Credit Facility. With the closing of the Accordion, the borrowing capacity under the Company’s Credit Facility was increased to $600 million, consisting of a $250 million capacity revolver (the “Revolver”), a $350 million term loan (the “Term Loan”), and a remaining $50 million accordion. The remaining terms of the Credit Facility were unchanged. Amounts outstanding under the Credit Facility bear interest at a floating rate that is based on LIBOR plus a specified margin based on the Company’s leverage.

We are subject to a number of financial covenants under our Credit Facility, including, among other things, (i) a maximum consolidated leverage ratio as of the end of each fiscal quarter of less than 0.60:1.00, (ii) a minimum fixed charge coverage ratio of 1.50:1.00, (iii) a minimum net worth of $203.8 million plus 75% of all net proceeds raised through equity offerings subsequent to March 31, 2018 and (iv) a ratio of total secured recourse debt to total asset value of not greater than 0.10:1.00. Additionally, beginning at the end of fourth quarter of 2020, our distributions to common stockholders are limited to an amount equal to 95% of our AFFO (our AFFO payout ratio). As of December 31, 2020, we were in compliance with all of the financial covenants contained in the Credit Facility, and we do not believe our current level of COVID-19-related rent deferrals affect our ability to comply with such covenants.

Other Term Indebtedness.  In connection with the acquisition of the Dumfries Facility in April 2020, we assumed a CMBS loan with an outstanding balance of approximately $12.1 million, an interest rate of 4.68% and a remaining term of four years. In connection with the acquisition of the Rosedale Facilities in July 2020, we entered into a loan with FVCbank in the amount of $14.8 million with an annual interest rate of 3.85% and a term of five years.

Hedging Instruments. As of December 31, 2020, we had entered into six interest rate swaps with four counterparties to hedge the LIBOR component of our interest rate risk related to the Term Loan. Together, these swaps fix the LIBOR component of the entire $350 million Term Loan on a weighted average basis at 1.91%. An aggregate of $200 million of the swaps mature in August 2024 and an additional $150 million matures in August 2023. The table below provides details on our interest rate swaps:

Counterparty	Notional Amount	Fixed LIBOR Rate	Maturity
Wells Fargo Bank, N.A.	$50 million	0.16%	August 2023
BMO	100 million	2.88%	August 2023
BMO	90 million	1.21%	August 2024
Truist Bank	40 million	1.21%	August 2024
Truist Bank	40 million	2.93%	August 2024
Citizens Bank, National Association	30 million	2.93%	August 2024
Total/Weighted Average	$350 million	1.91%

LIBOR Transition. In July 2017, the FCA that regulates LIBOR, announced its intention to stop compelling banks to submit rates for the calculation of LIBOR after 2021. As a result, the Federal Reserve Board and the Federal Reserve Bank of New York

organized the ARRC which identified the SOFR as its preferred alternative to USD-LIBOR in derivatives and other financial contracts. The Credit Facility provides that, on or about the LIBOR cessation date (subject to an early opt-in election), LIBOR shall be replaced as a benchmark rate in the Credit Facility with a new benchmark rate to be agreed upon by the Company and BMO, with such adjustments to cause the new benchmark rate to be economically equivalent to LIBOR. We are not able to predict when LIBOR will cease to be available or when there will be enough liquidity in the SOFR markets.

Cash Flow Information

Net cash provided by operating activities for the year ended December 31, 2020 was $34.5 million, compared with $36.4 million for the same period in 2019. The decrease during 2020 was primarily due to the net loss for the year. The net loss was primarily the result of a one-time expense of $12.1 million related to the settlement of a preexisting contractual relationship.

Net cash used in investing activities for the year ended December 31, 2020 was $223.7 million, compared with $258.2 million for the same period in 2019. The decrease during 2020 was primarily the result of less real estate investment activity in 2020 compared to 2019, partially offset by cash paid during the current year to acquire our Former Advisor in connection with the Internalization.

Net cash provided by financing activities for the year ended December 31, 2020 was $192.7 million, compared with $224.1 million for the same period in 2019. The decrease during 2020 was primarily due to the fact that the current year had lower net proceeds from common equity offerings and higher dividends paid to our common stockholders, partially offset by higher net borrowings on the Credit Facility, and additional borrowings.

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

In accordance with the National Association of Real Estate Investment Trusts’ (“NAREIT”) definition, FFO means net income or loss computed in accordance with GAAP before noncontrolling interests of holders of OP Units and LTIP Units, excluding gains (or losses) from sales of property and extraordinary items, less preferred stock dividends, plus real estate-related depreciation and amortization (excluding amortization of debt issuance costs and the amortization of above and below market leases), and after adjustments for unconsolidated partnerships and joint ventures. The Company did not record any adjustments for unconsolidated partnerships and joint ventures during the years ended December 31, 2020, 2019, and 2018. Because FFO excludes real estate-related depreciation and amortization (other than amortization of debt issuance costs and above and below market lease amortization expense), the Company believes that FFO provides a performance measure that, when compared period-over-period, reflects the impact to operations from trends in occupancy rates, rental rates, operating costs, development activities and interest costs, providing perspective not immediately apparent from the closest GAAP measurement, net income or loss.

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

A reconciliation of FFO and AFFO for the years ended December 31, 2020, 2019, and 2018, is as follows:

	Year Ended
	December 31,
	2020	2019	2018

Net (loss) income	$(2,499)	$9,588	$14,561
Less: Preferred stock dividends	(5,822)	(5,822)	(5,822)
Depreciation and amortization expense	36,302	24,635	17,269
Gain on sale of investment property	—	—	(7,675)
FFO	$27,981	$28,401	$18,333
Internalization expense - settlement of a preexisting contractual relationship	12,094	—	—
Internalization expense - other transaction costs	1,911	—	—
Amortization of above market leases, net	504	881	688
Straight line deferred rental revenue	(5,680)	(5,806)	(5,316)
Stock-based compensation expense	5,319	3,336	2,671
Amortization of debt issuance costs and other	1,450	1,312	1,640
Preacquisition expense	365	271	383
AFFO	$43,944	$28,395	$18,399

Net (loss) income attributable to common stockholders per share – basic and diluted	$(0.17)	$0.10	$0.35
FFO per share and unit	$0.56	$0.75	$0.76
AFFO per share and unit	$0.88	$0.75	$0.76

Weighted Average Shares and Units Outstanding – basic and diluted	49,791	37,789	24,261

Weighted Average Shares and Units Outstanding:
Weighted Average Common Shares	46,256	33,865	21,971
Weighted Average OP Units	2,172	3,144	1,704
Weighted Average LTIP Units	1,363	780	586
Weighted Average Shares and Units Outstanding – basic and diluted	49,791	37,789	24,261

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

Contractual Obligations

The following table summarizes our material contractual payment obligations and commitments as of December 31, 2020:

		Payments Due By Period
	Total	Less than 1 Year	2022-2023	2024-2025	Thereafter
Principal – fixed rate debt, gross	$415,775	$8,006	$352,275	$25,611	$29,883
Principal – variable rate debt	175,200	—	175,200	—	—
Interest – fixed rate debt	45,569	15,493	25,252	4,301	523
Interest – variable rate debt	8,319	3,200	5,119	—	—
Ground and other operating leases	5,729	390	583	258	4,498
Total	$650,592	$27,089	$558,429	$30,170	$34,904

As of December 31, 2020, the Company had tenant improvement allowances of approximately $30 million, subject to contingencies that make it difficult to predict when such allowances will be utilized, if at all.

Inflation

Historically, inflation has had a minimal impact on the operating performance of our healthcare facilities. Many of our triple-net lease agreements contain provisions designed to mitigate the adverse impact of inflation. These provisions include clauses that enable us to receive payment of increased rent pursuant to escalation clauses which generally increase rental rates during the terms of the leases. These escalation clauses often provide for fixed rent increases or indexed escalations (based upon the CPI or other measures). However, some of these contractual rent increases may be less than the actual rate of inflation. Most of our triple-net lease agreements require the tenant to pay an allocable share of operating expenses, including common area maintenance costs, real estate taxes and insurance. This requirement reduces our exposure to increases in these costs and operating expenses resulting from inflation.

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

We may be exposed to the effects of interest rate changes primarily as a result of debt used to acquire healthcare facilities, including borrowings under the Credit Facility. The analysis below presents the sensitivity of the value of our variable rate financial obligations to selected changes in market interest rates. The range of changes chosen reflects our view of changes which are reasonably possible over a one-year period.

As of December 31, 2020, we had $175.2 million of unhedged borrowings outstanding under the Revolver (before the netting of unamortized debt issuance costs) that bears interest at a variable rate. See “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Liquidity and Capital Resources” for a detailed discussion of our Credit Facility. At December 31, 2020, LIBOR on our outstanding floating-rate borrowings was 0.18%. Assuming no increase in the amount of our variable interest rate debt, if LIBOR increased 100 basis points, our cash flow would decrease by approximately $1.8 million annually. Assuming no increase in the amount of our variable rate debt, if LIBOR were reduced 100 basis points, our cash flow would increase by approximately $1.8 million annually.

As of December 31, 2019, we had $51.4 million of unhedged borrowings outstanding under the Revolver (before the netting of unamortized deferred financing costs) that bears interest at a variable rate. See “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Liquidity and Capital Resources” for a detailed discussion of our Credit Facility. At December 31, 2019, LIBOR on our outstanding floating-rate borrowings was 1.84%. Assuming no increase in the amount of our variable interest rate debt, if LIBOR increased 100 basis points, our cash flow would decrease by approximately $0.5 million annually. Assuming no increase in the amount of our variable rate debt, if LIBOR were reduced 100 basis points, our cash flow would increase by approximately $0.5 million annually.  The difference in variable interest rate exposure from 2019 through 2020 was primarily due to an increase in unhedged borrowings under the Revolver.

Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve our objectives, we may borrow at fixed rates or variable rates. As of December 31, 2020, in total we had entered into six interest rate swaps with four counterparties to hedge the LIBOR component of our interest rate risk related to the Term Loan. Together, these swaps fix the LIBOR component of the entire $350 million Term Loan on a weighted average basis at 1.91%. See Note 4 – “Credit Facility, Notes Payable and Derivative Instruments” for further details on our interest rate swaps. We may enter into additional derivative financial instruments, including interest rate swaps and caps, in order to mitigate our interest rate risk on our future borrowings. We will not enter into derivative transactions for speculative purposes.

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

ITEM 8.    CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

Global Medical REIT Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Global Medical REIT Inc. and subsidiaries (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for the years then ended, and the related notes and the schedule listed in the Index at Item 15(a)(2) (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 8, 2021, expressed an unqualified opinion on the Company's internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Acquisition of Real Estate Assets – Refer to Notes 2 and 3 to the financial statements

Critical Audit Matter Description

During the year ended December 31, 2020, the Company completed 18 property acquisitions which increased the Investment in Real Estate by approximately $226.5 million. For each acquisition, substantially all of the fair value was concentrated in a single identifiable asset or group of similar identifiable assets and, therefore, each acquisition represents an asset acquisition. For asset acquisitions that are “owner occupied” (meaning that the seller either is the tenant or controls the tenant), the purchase price, including capitalized acquisition costs, are allocated to land and building based on their relative fair values with no value allocated to intangible assets or liabilities. For asset acquisitions where there is a lease in place but not “owner occupied,” the Company allocates the purchase price to tangible assets and any intangible assets acquired or liabilities assumed based on their relative fair values utilizing the assistance of a third-party appraiser. For these type of asset acquisitions, tangible assets include land, building, site improvement and tenant improvements. Intangibles assets include in-place leases, leasing costs and above-market leases while intangible liabilities include below-market leases.

The fair value of land is determined using the sales comparison approach whereby recent comparable land sales and listings are gathered and summarized. The available market data is then compared to the land being valued and adjustments are made for dissimilar characteristics such as market conditions, size, and location. The fair value of buildings acquired are estimated on an as-if-vacant basis and the value is primarily based on estimated cash flow projections that utilize discount and/or capitalization rates as well as available market information. The fair value of site improvements is based on the cost approach with a deduction for depreciation, and the fair value of tenant improvements is based on prevailing market tenant improvement allowances.

In-place lease intangible assets are valued considering current market conditions and costs to execute similar leases in arriving at an estimate of the carrying costs during the expected lease-up period from vacant to existing occupancy. Estimates used in developing the carrying cost are based on market lease terms and include costs related to real estate taxes, insurance, and other operating expenses, as well as estimates of lost market rental revenue during the expected lease up periods. Leasing Cost intangible assets consist of leasing commissions and legal fees. Leasing commissions are estimated by multiplying the remaining contract rent by a market leasing commission. Legal fees represent legal costs associated with writing, reviewing, and sometimes negotiating various lease terms. The fair value of above-or-below market leases is estimated based on the present value (using a discount rate which reflects the risks associated with the lease acquired) of the difference between contractual amounts to be received pursuant to the lease and management’s estimate of market lease rates measured over a period equal to the estimated remaining term of the lease.

Given the relative fair value determination of assets acquired and liabilities assumed required management to use various valuation methodologies and make significant estimates related to assumptions including the selection of the discount rates, capitalization rates, determination of market rental rates, expected lease up period, and comparable land sales adjusted for dissimilar characteristics, performing audit procedures to evaluate the reasonableness of the approach and these assumptions required a high degree of auditor judgement and an increased extent of effort, including the need to involve our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the relative fair value of assets acquired and liabilities assumed included the following, among others:

●	We tested the effectiveness of controls over the purchase price allocation, including management’s controls over the review of the third-party appraisals, review of assumptions such as discount rates, capitalization rates, market rental rates, lease up period, and comparable land sales, and the valuation methodology for estimating the relative fair value of assets acquired and liabilities assumed.
●	With the assistance of our fair value specialists, we evaluated the reasonableness of the valuation methodology, as well as various assumptions such as discount rates, capitalization rates, market rental rates, tenant improvement allowance, lease up period, and comparable adjusted land sales. For the discount rate, capitalization rate, and lease up period assumptions we developed an independent range and compared the rate or period selected by management to the range, considering property specific factors. For assumptions related to market rental rates, tenant improvement allowance, and comparable adjusted land sales, we evaluated the market comparables selected by management, concluding whether they were reasonable based on property specific factors.
●	We tested the mathematical accuracy of the valuation models.

Management Internalization Transaction – Refer to Notes 1, 2 and 6 to the financial statements

Critical Audit Matter Description

On July 9, 2020, the Company internalized the function performed by the former Advisor by acquiring Inter-American Group Holdings Inc., which is the parent Company of the former Advisor (the “Internalization). A portion of the consideration paid was attributable to the settlement of a preexisting contractual relationship (the Management Agreement) and expensed based on the fair value of the Management Agreement. The fair value of the Management Agreement was determined by management with the assistance of a third-party specialist using the multi-period excess earnings method, a form of the income approach used to value intangible assets. To quantify the cash flows attributable solely to the subject intangible asset, contributory asset charges are applied to account for the use of and/or required return of these assets. Expected Management Agreement earnings were forecasted over the estimated duration of the intangible asset with adjustments made for taxes and the required return for the use of the contributory assets. The after-tax excess cash flows were then present valued to estimate the value of the Management Agreement as of July 9, 2020. This required the selection of significant assumptions such as the discount rate, and expected Management Agreement earnings.

Given the fair value determination of the Management Agreement required management to make significant estimates related to assumptions such as the selection of the discount rate, and expected Management Agreement earnings, performing audit procedures to evaluate the reasonableness of the approach and these assumptions required a high degree of audit judgement and an increased extent of effort, including the need to involve our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the fair value of the Management Agreement included the following, among others:

●	We tested the effectiveness of controls over the valuation of the Management Agreement, including management’s controls over the review of the third-party fair value analysis and valuation methodology as well as review of assumptions such as the discount rate and expected Management Agreement earnings.
●	With the assistance of our fair value specialists, we evaluated the reasonableness of the valuation methodology as well as the discount rate. For the discount rate, we developed an independent range and compared that to the rate utilized by management. We also evaluated the expected Management Agreement earnings developed by management through retrospective analysis and evaluation of growth assumptions.
●	We tested the mathematical accuracy of the valuation model.

/s/ Deloitte & Touche

McLean, VA

March 8, 2021

We have served as the Company's auditor since 2019.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Global Medical REIT Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of operations, comprehensive (loss) income, equity, and cash flows of Global Medical REIT Inc. and its subsidiaries (collectively, the “Company”) for the year ended December 31, 2018, and the related notes and schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations of the Company and its cash flows for the year ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ MaloneBailey, LLP

www.malonebailey.com

We served as the Company's auditor from 2011 to 2019.

Houston, Texas

March 11, 2019

GLOBAL MEDICAL REIT INC.

Consolidated Balance Sheets

(in thousands, except par values)

	As of December 31,
	2020	2019
Assets
Investment in real estate:
Land	$128,857	$95,381
Building	851,427	693,533
Site improvements	15,183	9,912
Tenant improvements	49,204	33,909
Acquired lease intangible assets	98,234	72,794
	1,142,905	905,529
Less: accumulated depreciation and amortization	(94,462)	(56,503)
Investment in real estate, net	1,048,443	849,026
Cash and cash equivalents	5,507	2,765
Restricted cash	5,246	4,420
Tenant receivables, net	5,596	4,957
Due from related parties	103	50
Escrow deposits	4,817	3,417
Deferred assets	20,272	14,512
Derivative asset	—	2,194
Goodwill	5,903	—
Other assets	5,019	3,593
Total assets	$1,100,906	$884,934

Liabilities and Equity
Liabilities:
Credit Facility, net of unamortized debt issuance costs of $3,559 and $3,832 at December 31, 2020 and December 31, 2019, respectively	$521,641	$347,518
Notes payable, net of unamortized debt issuance costs of $835 and $667 at December 31, 2020 and December 31, 2019, respectively	64,937	38,650
Accounts payable and accrued expenses	7,279	5,069
Dividends payable	12,470	11,091
Security deposits and other	4,340	6,351
Due to related party	—	1,648
Derivative liability	18,086	8,685
Other liabilities	6,171	2,405
Acquired lease intangible liability, net	8,222	3,164
Total liabilities	643,146	424,581
Commitments and Contingencies
Equity:
Preferred stock, $0.001 par value, 10,000 shares authorized; 3,105 issued and outstanding at December 31, 2020 and December 31, 2019, respectively (liquidation preference of $77,625 at December 31, 2020 and December 31, 2019, respectively)	74,959	74,959
Common stock, $0.001 par value, 500,000 shares authorized; 49,461 shares and 43,806 shares issued and outstanding at December 31, 2020 and December 31, 2019, respectively	49	44
Additional paid-in capital	504,789	433,330
Accumulated deficit	(116,773)	(71,389)
Accumulated other comprehensive loss	(18,219)	(6,674)
Total Global Medical REIT Inc. stockholders' equity	444,805	430,270
Noncontrolling interest	12,955	30,083
Total equity	457,760	460,353
Total liabilities and equity	$1,100,906	$884,934

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL MEDICAL REIT INC.

Consolidated Statements of Operations

(in thousands, except per share amounts)

	Year Ended December 31,
	2020	2019	2018

Revenue
Rental revenue	$93,518	$70,515	$53,138
Other income	212	211	54
Total revenue	93,730	70,726	53,192

Expenses
General and administrative	11,935	6,536	5,537
Operating expenses	10,867	5,958	3,720
Management fees – related party	4,024	6,266	4,422
Depreciation expense	26,747	19,066	13,644
Amortization expense	9,606	5,569	3,625
Interest expense	18,680	17,472	14,975
Management internalization expense	14,005	—	—
Preacquisition expense	365	271	383
Total expenses	96,229	61,138	46,306

(Loss) income before gain on sale of investment property	(2,499)	9,588	6,886
Gain on sale of investment property	—	—	7,675

Net (loss) income	$(2,499)	$9,588	$14,561
Less: Preferred stock dividends	(5,822)	(5,822)	(5,822)
Less: Net loss (income) attributable to noncontrolling interest	574	(354)	(1,071)
Net (loss) income attributable to common stockholders	$(7,747)	$3,412	$7,668

Net (loss) income attributable to common stockholders per share – basic and diluted	$(0.17)	$0.10	$0.35

Weighted average shares outstanding – basic and diluted	46,256	33,865	21,971

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL MEDICAL REIT INC.

Consolidated Statements of Comprehensive (Loss) Income

(in thousands)

	Year Ended December 31,
	2020	2019	2018

Net (loss) income	$(2,499)	$9,588	$14,561
Other comprehensive loss:
Decrease in fair value of interest rate swap agreements	(11,545)	(2,953)	(3,721)
Total other comprehensive loss	(11,545)	(2,953)	(3,721)
Comprehensive (loss) income	(14,044)	6,635	10,840
Less: Preferred stock dividends	(5,822)	(5,822)	(5,822)
Less: Comprehensive loss (income) attributable to noncontrolling interest	1,365	(74)	(625)
Comprehensive (loss) income attributable to common stockholders	$(18,501)	$739	$4,393

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL MEDICAL REIT INC.

Consolidated Statements of Equity

(in thousands)

								Global
							Accumulated	Medical
					Additional		Other	REIT Inc	Non-
	Common Stock		Preferred Stock		Paid-in	Accumulated	Comprehensive	Stockholders’	controlling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity	Interest	Equity
Balances, January 1, 2018	21,631	$22	$3,105	$74,959	$205,788	$(34,434)	$—	$246,335	$12,678	$259,013
Net income	—	—	—	—	—	13,490	—	13,490	1,071	14,561
Issuance of shares of common stock	4,313	4	—	—	37,823	—	—	37,827	—	37,827
Reclassification of deferred common stock offering costs	—	—	—	—	(573)	—	—	(573)	—	(573)
Change in fair value of interest rate swap agreements	—	—	—	—	—	—	(3,721)	(3,721)	—	(3,721)
Stock-based compensation expense	—	—	—	—	—	—	—	—	2,671	2,671
Dividends to common stockholders ($0.80 per share)	—	—	—	—	—	(18,241)	—	(18,241)	—	(18,241)
Dividends to preferred stockholders ($1.875 per share)	—	—	—	—	—	(5,822)	—	(5,822)	—	(5,822)
Dividends to noncontrolling interest	—	—	—	—	—	—	—	—	(2,065)	(2,065)
OP Units issued to third parties	—	—	—	—	—	—	—	—	16,363	16,363
LTIP Units redeemed in cash	—	—	—	—	—	—	—	—	(263)	(263)
Balances, December 31, 2018	25,944	26	3,105	74,959	243,038	(45,007)	(3,721)	269,295	30,455	299,750
Net income	—	—	—	—	—	9,234	—	9,234	354	9,588
Issuance of shares of common stock, net	17,765	18	—	—	189,211	—	—	189,229	—	189,229
LTIP Units and OP Units redeemed for common stock	97	—	—	—	1,081	—	—	1,081	(1,081)	—
Change in fair value of interest rate swap agreements	—	—	—	—	—	—	(2,953)	(2,953)	—	(2,953)
Stock-based compensation expense	—	—	—	—	—	—		—	3,336	3,336
Dividends to common stockholders ($0.80 per share)	—	—	—	—	—	(29,794)	—	(29,794)	—	(29,794)
Dividends to preferred stockholders ($1.875 per share)	—	—	—	—	—	(5,822)	—	(5,822)	—	(5,822)
Dividends to noncontrolling interest	—	—	—	—	—	—	—	—	(3,487)	(3,487)
OP Units issued to third parties	—	—	—	—	—	—	—	—	506	506
Balances, December 31, 2019	43,806	44	3,105	74,959	433,330	(71,389)	(6,674)	430,270	30,083	460,353
Net loss	—	—	—	—	—	(1,926)	—	(1,926)	(573)	(2,499)
Issuance of shares of common stock, net	4,248	4	—	—	53,273	—	—	53,277	—	53,277
LTIP Units and OP Units redeemed for common stock	1,407	1	—	—	18,186	—	—	18,187	(18,187)	—
Change in fair value of interest rate swap agreements	—	—	—	—	—	—	(11,545)	(11,545)	—	(11,545)
Stock-based compensation expense	—	—	—	—	—	—	—	—	5,319	5,319
Dividends to common stockholders ($0.80 per share)	—	—	—	—	—	(37,636)	—	(37,636)	—	(37,636)
Dividends to preferred stockholders ($1.875 per share)	—	—	—	—	—	(5,822)	—	(5,822)	—	(5,822)
Dividends to noncontrolling interest	—	—	—	—	—	—	—	—	(3,687)	(3,687)
Balances, December 31, 2020	49,461	$49	3,105	$74,959	$504,789	$(116,773)	$(18,219)	$444,805	$12,955	$457,760

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL MEDICAL REIT INC.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2020	2019	2018
Operating activities
Net (loss) income	$(2,499)	$9,588	$14,561
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation expense	26,747	19,066	13,644
Amortization of acquired lease intangible assets	9,567	5,569	3,625
Amortization of above market leases, net	504	881	688
Amortization of debt issuance costs and other	1,450	1,312	1,640
Stock-based compensation expense	5,319	3,336	2,671
Capitalized preacquisition costs charged to expense	131	231	110
Noncash lease expense	—	111	—
Reserve and write off of uncollectible receivables	963	—	—
Gain on sale of investment property	—	—	(7,675)
Other	(16)	105	—
Changes in operating assets and liabilities:
Tenant receivables	(1,602)	(2,142)	(2,201)
Deferred assets	(5,761)	(5,160)	(5,811)
Other assets	(247)	(110)	(40)
Accounts payable and accrued expenses	1,562	857	1,519
Security deposits and other	129	2,199	2,024
Accrued management fees due to related party	(1,727)	584	79
Net cash provided by operating activities	34,520	36,427	24,834

Investing activities
Purchase of land, buildings, and other tangible and intangible assets and liabilities	(217,675)	(254,985)	(180,837)
Internalization - cash paid for acquisition of Former Advisor, net of cash acquired of $559	(5,093)	—	—
Net proceeds from sale of investment property	—	—	31,629
Escrow deposits for purchase of properties	180	(1,372)	174
Loan repayments from (made to) related parties	28	(16)	(85)
Capital expenditures on existing real estate investments	(1,112)	(1,824)	(2,535)
Preacquisition costs	—	—	36
Net cash used in investing activities	(223,672)	(258,197)	(151,618)

Financing activities
Net proceeds received from common equity offerings	53,088	189,498	37,307
Escrow deposits required by third party lenders	(1,539)	(293)	(288)
Proceeds from note payable	14,800	—	—
Repayment of notes payable	(419)	(136)	(22)
Proceeds from Credit Facility	238,400	244,250	186,100
Repayment of Credit Facility	(64,550)	(173,175)	(70,725)
Payment of debt issuance costs	(1,294)	(1,039)	(2,811)
Redemption of LTIP Units	—	—	(263)
Dividends paid to common stockholders, and OP Unit and LTIP Unit holders	(39,944)	(29,171)	(18,964)
Dividends paid to preferred stockholders	(5,822)	(5,822)	(5,821)
Net cash provided by financing activities	192,720	224,112	124,513
Net increase in cash and cash equivalents and restricted cash	3,568	2,342	(2,271)
Cash and cash equivalents and restricted cash—beginning of year	7,185	4,843	7,114
Cash and cash equivalents and restricted cash—end of year	$10,753	$7,185	$4,843

Supplemental cash flow information:
Cash payments for interest	$16,907	$16,282	$13,077

Noncash financing and investing activities:
Accrued dividends payable	$12,470	$11,091	$6,981
Interest rate swap agreements fair value change recognized in other comprehensive loss	$11,545	$2,953	$3,721
OP Units and LTIP Units redeemed for common stock	$18,187	$1,081	$—
CMBS loan assumed in connection with a facility acquisition	$12,074	$—	$—
Accrued common stock offering costs	$80	$269	$—
OP Units issued primarily for property acquisition	$—	$506	$16,362
Initial recognition of lease liability related to right of use asset	$—	$3,143	$—

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL MEDICAL REIT INC.

Notes to Consolidated Financial Statements

(In thousands, except per share amounts)

Note 1 – Organization

Global Medical REIT Inc. (the “Company”) is a Maryland corporation engaged primarily in the acquisition of purpose-built healthcare facilities and the leasing of those facilities to strong healthcare systems and physician groups with leading market share. The Company holds its facilities and conducts its operations through a Delaware limited partnership subsidiary named Global Medical REIT L.P. (the “Operating Partnership”). The Company serves as the sole general partner of the Operating Partnership through a wholly owned subsidiary of the Company named Global Medical REIT GP LLC, a Delaware limited liability company. As of December 31, 2020, the Company was the 93.56% limited partner of the Operating Partnership, with an aggregate of 6.44% of the Operating Partnership owned by holders of long-term incentive plan units (“LTIP Units”) and third-party limited partners who contributed properties or services to the Operating Partnership in exchange for common limited partnership units (“OP Units”). The Company’s common stock is listed on the New York Stock Exchange under the ticker symbol “GMRE.” The Company's Series A Preferred Stock is listed on the New York Stock Exchange under the ticker symbol "GMRE PrA." As described below, until July 9, 2020, the Company was externally managed and advised by Inter-American Management LLC, a Delaware limited liability company and affiliate of the Company (the “Former Advisor”).

On July 9, 2020, the Company acquired all of the outstanding shares of capital stock of Inter-American Group Holdings Inc. (“IAGH”), the parent company of the Former Advisor, for total consideration, after a working capital adjustment, of $17,746 (the “Internalization”). The Internalization was completed pursuant to a stock purchase agreement, dated as of July 9, 2020 (the "Stock Purchase Agreement"), by and among the Company, Zensun Enterprises Limited (“Zensun”) and Mr. Jeffrey Busch. Prior to the Internalization, IAGH was owned by Zensun (85%) and Mr. Busch (15%).

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

Upon completion of the Internalization, the Management Agreement (as defined in Note 6 – “Related Party Transactions”) was terminated, the employees of the Former Advisor became employees of the Company and the functions previously performed by the Former Advisor were internalized by the Company.

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

Investment in Real Estate

The Company determines when an acquisition meets the definition of a business or alternatively should be accounted for as an asset acquisition in accordance with Accounting Standard Codification ("ASC") Topic 805 "Business Combinations" ("ASC Topic 805"), which requires that, when substantially all of the fair value of an acquisition is concentrated in a single identifiable asset or a group of similar identifiable assets, the asset or group of similar identifiable assets does not meet the definition of a business and therefore is required to be accounted for as an asset acquisition. Transaction costs continue to be capitalized for asset acquisitions and expensed as incurred for business combinations. ASC Topic 805 resulted in all of our post-January 1, 2018 property acquisitions being accounted for as asset acquisitions because substantially all of the fair value of the gross assets the Company acquires are concentrated in a single asset or group of similar identifiable assets. For asset acquisitions that are “owner occupied” (meaning that the seller either is the tenant or controls the tenant), the purchase price, including capitalized acquisition costs, will be allocated to land and building based on their relative fair values with no value allocated to intangible assets or liabilities. For asset acquisitions where there is a lease in place but not “owner occupied,” the Company will allocate the purchase price to tangible assets and any intangible assets acquired or liabilities assumed based on their relative fair values. Fair value is determined based upon the guidance of ASC Topic 820, “Fair Value Measurements and Disclosures,” and generally are determined using Level 2 inputs, such as rent comparables, sales comparables, and broker indications. Although Level 3 Inputs are utilized, they are minor in comparison to the Level 2 data used for the primary assumptions. The determination of fair value involves the use of significant judgment and estimates. We make estimates to determine the fair value of the tangible and intangible assets acquired and liabilities assumed using information obtained from multiple sources, including pre-acquisition due diligence, and we routinely utilize the assistance of a third-party appraiser.

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

Revenue Recognition

The Company’s operations primarily consist of rental revenue earned from tenants under leasing arrangements which provide for minimum rent and escalations. The leases have been accounted for as operating leases. For operating leases with contingent rental escalators, revenue is recorded based on the contractual cash rental payments due during the period. Revenue from leases with fixed annual rental escalators are recognized on a straight-line basis over the initial lease term, subject to a collectability assessment, with the difference between the contractual rental receipts and the straight-line amounts recorded as a “deferred rent receivable.” Additionally, the Company recognizes “expense recoveries” revenue, which represents revenue recognized related to tenant reimbursement of real estate taxes, insurance, and certain other operating expenses (“tenant reimbursements”). The Company recognizes these reimbursements and related expenses on a gross basis in its Consolidated Statements of Operations.

Assets Held for Sale

The Company may sell properties from time to time for various reasons, including favorable market conditions. Assets, primarily consisting of real estate, are classified as held for sale when all the necessary criteria are met. The criteria include (i) management, having the authority to approve action, commits to a plan to sell the property in its present condition, (ii) the sale of the property is at a price reasonable in relation to its current fair value and (iii) the sale is probable and expected to be completed within one year. Real estate held for sale is carried at the lower of carrying amounts or estimated fair value less disposal costs. Depreciation and amortization are not recognized on real estate classified as held for sale.

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

Cash and Cash Equivalents and Restricted Cash

The Company considers all demand deposits, cashier’s checks, money market accounts, and certificates of deposit with an original maturity of three months or less to be cash equivalents. Amounts included in restricted cash represent (1) certain security deposits received from tenants at the inception of their leases; (2) cash required to be held by a third-party lender as a reserve for debt service; and (3) funds held by the Company that were received from certain tenants that the Company collected to pay specific tenant expenses, such as real estate taxes and insurance, on the tenant’s behalf ("tenant reimbursements"). The following table provides a reconciliation of the Company’s cash and cash equivalents and restricted cash that sums to the total of those amounts at the end of the periods presented on the Company’s accompanying Consolidated Statements of Cash Flows:

	As of December 31,
	2020	2019
Cash and cash equivalents	$5,507	$2,765
Restricted cash	5,246	4,420
Total cash and cash equivalents and restricted cash	$10,753	$7,185

Tenant Receivables, Net

The tenant receivable balance as of December 31, 2020 and 2019 was $5,596 and $4,957, respectively. The balance as of December 31, 2020 consisted of $1,817 in funds owed from the Company’s tenants for rent that the Company had earned but had not yet received, $1,200 of loans that were made to two of the Company’s tenants, and $2,579 of tenant reimbursements. The balance as of December 31, 2019 consisted of $1,428 in funds owed from the Company’s tenants for rent that the Company had earned but had not yet received, $1,062 of loans that were made to two of the Company’s tenants, $2,342 of tenant reimbursements, as well as $125 in miscellaneous receivables.

The Company adopted the provisions of ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326)” (“ASU 2016-03”) effective January 1, 2020.  Receivables arising from operating leases are not within the scope of Subtopic 326-20. Instead, impairment of these receivables should be accounted for in accordance with ASC Topic 842 “Leases” (“ASC Topic 842”).  The adoption of ASU 2016-03 did not have a material impact on the Company’s consolidated financial statements or related disclosures.

The Company assesses the likelihood of losses resulting from tenant defaults, or the inability of tenants to make contractual rent and tenant recovery payments at each reporting date. The Company also monitors the liquidity and creditworthiness of its tenants and operators on a continuous basis. If the likelihood of a tenant paying its lease payments is determined to no longer be probable, all tenant receivables, including deferred rent, are written off against revenue and any future revenue for that tenant is recognized only upon receipt of cash. In addition, as of December 31, 2020, a portfolio level reserve of $450 was established on those leases that were probable of collection to ensure that the tenant lease receivables were not overstated.

Escrow Deposits

The escrow balance as of December 31, 2020 and 2019 was $4,817 and $3,417, respectively. Escrow deposits include funds held in escrow to be used for the acquisition of properties in the future and for the payment of taxes, insurance, and other amounts as stipulated by the Company’s Cantor Loan, as hereinafter defined.

Deferred Assets

The deferred assets balance as of December 31, 2020 and 2019 was $20,272 and $14,512, respectively. The balance as of December 31, 2020 consisted of $20,192 in deferred rent receivables resulting from the recognition of revenue from leases with fixed annual rental escalations on a straight-line basis and $80 of other deferred costs. The balance as of December 31, 2019 consisted of $14,204 in deferred rent receivables resulting from the recognition of revenue from leases with fixed annual rental escalations on a straight-line basis and $308 of other deferred costs.

Other Assets

The other assets balance as of December 31, 2020 and 2019 was $5,019 and $3,593, respectively. The balance as of December 31, 2020 consisted of $3,598 for right of use assets (refer to Note 8 – “Leases” for additional details), $484 in capitalized preacquisition costs, $588 in prepaid assets, and $349 for net capitalized software costs and miscellaneous assets. The balance as of December 31, 2019 consisted of $3,077 for a right of use asset, $223 in capitalized preacquisition costs, and $293 in a prepaid asset.

Security Deposits and Other

The security deposits and other liability balance as of December 31, 2020 and 2019 was $4,340 and $6,351, respectively. The balance as of December 31, 2020 consisted of security deposits. The balance as of December 31, 2019 consisted of security deposits of $4,968 and a tenant impound liability of $1,383 related to amounts owed for specific tenant expenses such as real estate taxes.

Derivative Instruments - Interest Rate Swaps

As of December 31, 2020 and 2019, the Company's net liability balance related to interest rate swap derivative instruments that were designated as cash flow hedges of interest rate risk was $18,086 and $6,491, respectively. In accordance with the Company’s risk management strategy, the purpose of the interest rate swaps is to manage interest rate risk for certain of the Company’s variable-rate debt. The interest rate swaps involve the Company’s receipt of variable-rate amounts from four counterparties in exchange for the

Company making fixed-rate payments over the life of the agreement. The Company accounts for derivative instruments in accordance with the provisions of ASC Topic 815, “Derivatives and Hedging.” Refer to Note 4 – “Credit Facility, Notes Payable and Derivative Instruments” for additional details.

Net (Loss) Income Attributable to Common Stockholders Per Share

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

Stock-Based Compensation

The Company grants LTIP Unit awards, including awards that vest over time and awards that vest based on achievement of specified performance criteria, to its employees and its independent directors. The Company accounts for all these awards under ASC Topic 718, "Compensation-Stock Compensation," ("ASC Topic 718") after the 2018 adoption of ASU 2018-07, "Improvements to Nonemployee Share-Based Payment Accounting" ("ASU 2018-07"), which simplified several aspects of the accounting for non-employee transactions by stipulating that the existing accounting guidance for share-based payments to employees, accounted for under ASC Topic 718 will also apply to non-employee share-based transactions, previously accounted for under ASC Topic 505, “Equity.” ("ASC Topic 505"). Refer to Note 7 – “Stock Based Compensation” for additional details.

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

In accordance with ASC Topic 805, the portion of the consideration paid for the Internalization that was attributed to the settlement of a preexisting contractual relationship (the Management Agreement) of $12,094 was recognized as “Management Internalization Expense” in the accompanying Consolidated Statements of Operations for the year ended December 31, 2020 and the $5,903 of excess consideration paid over the fair value of underlying identifiable net liabilities of the business acquired of $251 was recorded as “Goodwill” in the accompanying Consolidated Balance Sheets. The Company also incurred $1,911 of expense related to the Internalization for the year ended December 31, 2020, which is also included in the “Management Internalization Expense” line item.  The Company’s Consolidated Statement of Operations for the year ended December 31, 2020, includes no revenue and $3,458 of net loss related to the operations of the business acquired subsequent to its acquisition.

The table below presents the unaudited revenue and net income attributable to common stockholders on a pro forma basis as if the transaction occurred on January 1, 2018. Pro forma net income attributable to common stockholders for the year ended December 31, 2020, excludes non-recurring expenses incurred related to the settlement of the preexisting contractual agreement of $12,094. The pro forma results are not necessarily indicative of the results that would have occurred if the business combination had occurred on the first day of the periods presented, nor does the pro forma information purport to represent the results of operations for future periods.

	Years Ended December 31,
	2020	2019	2018

	(unaudited, in thousands)

Pro forma total revenue	$93,730	$70,726	$53,192
Pro forma net income attributable to common stockholders	$5,524	$4,500	$5,952

Goodwill

Goodwill represents the excess of consideration paid over the fair value of underlying identifiable net assets of businesses acquired. During the year ended December 31, 2020, the Company recorded $5,903 of Goodwill related to the Internalization. Goodwill has an indefinite life and is not amortized, but is tested for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company’s policy is to perform its annual goodwill impairment evaluation as of the first day of the fourth quarter of its fiscal year. The Company has one reporting unit.

Goodwill is evaluated for impairment either under a qualitative assessment option or a quantitative approach depending on the facts and circumstances of the reporting unit, consideration of the excess of the reporting unit's fair value over its carrying amount in previous assessments and changes in business environment.

When performing a qualitative assessment, the Company considers factors including, but not limited to, current macroeconomic conditions, industry and market conditions, cost factors, financial performance and other events relevant to the entity or the reporting unit to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. If the Company determines that it is more likely than not that the reporting unit's fair value is less than its carrying amount, a quantitative goodwill impairment test is performed.

When performing a quantitative goodwill impairment test, the reporting unit carrying value is compared to its fair value. Goodwill is deemed impaired if, and the impairment loss is recognized for the amount by which, the reporting unit carrying value exceeds its fair value.

Estimating the fair value of a reporting unit requires the exercise of significant judgment and assumptions including judgments about expected future cash flows, weighted-average cost of capital, discount rates and expected long-term growth rates. A significant change to these estimates and assumptions could cause the estimated fair values of our reporting unit to decline and increase the risk of an impairment charge to earnings.

We performed a qualitative analysis during the fourth quarter of the fiscal year and determined that it was more likely than not that the fair value of the reporting unit was in excess of the reporting units carrying value, and as a result, a quantitative step one analysis was not necessary.

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

The amount attributable to the settlement of a preexisting contractual relationship was based on the fair value of the Management Agreement. The fair value was determined using the multi-period excess earnings method (“MPEEM”), a form of the income approach. The MPEEM is based on the principle that the value of an intangible asset is equal to the present value of the incremental after-tax cash flows attributable only to that asset. To quantify the cash flows attributable solely to the subject intangible asset, contributory asset charges are typically applied to account for the use of and/or required return on these assets. In applying the MPEEM, the earnings expected to be generated by the Management Agreement were forecasted over the estimated duration of the intangible asset. The earnings were then adjusted by taxes and the required return for the use of the contributory assets. The after-tax excess cash flows were then present valued, using discount rates and available market information, to estimate the fair value of the Management Agreement as of July 9, 2020. The Company utilized the assistance of a third-party specialist in the determination of the fair value of the Management Agreement.

Cash paid for the acquisition of the Former Advisor, after consideration of the settlement of preexisting contractual relationship of $12,094 and net of cash acquired of $559 was $5,093 and is included as an “Investing” activity in the Company’s Consolidated Statement of Cash Flows for year ended December 31, 2020.

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

Fair Value of Financial Instruments

Fair value is a market-based measurement and should be determined based on the assumptions that market participants would use in pricing an asset or liability. In accordance with ASC Topic 820, the valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The three levels are defined as follows:

●	Level 1 - Inputs to the valuation methodology are quoted prices for identical assets or liabilities in active markets;

●	Level 2 - Inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument; and
●	Level 3 - Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The Company considers the carrying values of cash and cash equivalents, escrow deposits, accounts and other receivables, and accounts payable and accrued expenses to approximate the fair value for these financial instruments because of the short period of time since origination or the short period of time between origination of the instruments and their expected realization. Due to the short-term nature of these instruments, Level 1 and Level 2 inputs are utilized to estimate the fair value of these financial instruments. The Company considers the carrying value of its debt to approximate fair value. The fair values determined related to the Company’s interest rate swap transactions utilize Level 2 inputs, since there is heavy reliance on a variety of inputs including contractual terms, interest rate curves, yield curves, measure of volatility, and correlations of such inputs. The fair values determined related to the Company’s acquisitions of real estate where the identification and recording of intangible assets and liabilities is required primarily utilize Level 2 inputs since there is heavy reliance on market observable data such as rent comparables, sales comparables, and broker indications. Although some Level 3 inputs are utilized, they are minor in comparison to the Level 2 date used for the primary assumptions as it relates to acquisitions of real estate.

Segment Reporting

ASC Topic 280, “Segment Reporting,” establishes standards for reporting financial and descriptive information about a public entity’s reportable segments. The Company has determined that it has one reportable segment, with activities related to investing in medical properties. The Company evaluates the operating performance of its investments on an individual asset level basis.

Recent Accounting Pronouncements

Lease Modifications

In April 2020, the Financial Accounting Standards Board (“FASB”) staff issued a question-and-answer document (the “Lease Modification Q&A”) focused on the application of lease accounting guidance to lease concessions provided as a result of the COVID-19 pandemic. Under existing lease guidance, the Company would have to determine, on a lease-by-lease basis, if a lease concession was the result of a new arrangement reached with the tenant (treated within the lease modification accounting framework) or if a lease concession was under the enforceable rights and obligations within the existing lease agreement (precluded from applying the lease modification accounting framework). The Lease Modification Q&A allows the Company, if certain criteria have been met, to bypass the lease-by-lease analysis, and instead elect to either apply the lease modification accounting framework or not, with such election applied consistently to leases with similar characteristics and similar circumstances. The Company has elected to apply such relief and will avail itself of the election to avoid performing a lease-by-lease analysis for the lease concessions that were (1) granted as relief due to the COVID-19 pandemic and (2) result in the cash flows remaining substantially the same or less. The Lease Modification Q&A has no material impact on the Company’s consolidated financial statements as of and for the year ended December 31, 2020. However, its future impact on the Company is dependent upon the extent of lease concessions granted to tenants as a result of the COVID-19 pandemic in future periods and the elections made by the Company at the time of entering such concessions.

Reference Rate Reform

During the year ended December 31, 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-04, Reference Rate Reform (Topic 848) (“ASU 2020-04”). ASU 2020-04 contains practical expedients for reference rate reform-related activities that impact debt, leases, derivatives and other contracts. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. During the year ended December 31, 2020, the Company has elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. The Company continues to evaluate the impact of the guidance and may apply other elections as applicable as additional changes in the market occur.

Goodwill Impairment

In January 2017, the FASB issued ASU 2017-04, “Intangibles – Goodwill and Other (Topic350): Simplifying the Test for Goodwill Impairment” (“ASU 2017-04”), to simplify and reduce the cost and complexity of the goodwill impairment test. The new guidance eliminates “Step 2” from the traditional two-step goodwill impairment test and redefines the concept of impairment from a measure of loss when comparing the implied fair value of goodwill to its carrying amount, to a measure comparing the fair value of a reporting unit with its carrying amount. The FASB also eliminated the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment or “Step 2” of the goodwill impairment test. The new guidance does not amend the optional qualitative assessment of goodwill impairment. The Company adopted ASU 2017-04 as of January 1, 2020. There was no material impact to the Company’s Financial Statements or disclosures as a result of adopting ASU 2017-04.

Note 3 – Property Portfolio

Summary of Properties Acquired During the Year Ended December 31, 2020

During the year ended December 31, 2020 the Company completed 18 acquisitions. For each acquisition, substantially all of the fair value was concentrated in a single identifiable asset or group of similar identifiable assets and, therefore, each acquisition represents an asset acquisition. Accordingly, transaction costs for these acquisitions were capitalized.

A rollforward of the gross investment in land, building, improvements, and acquired lease intangible assets as of December 31, 2020 resulting from these acquisitions is as follows:

			Site	Tenant	Acquired Lease	Gross Investment in
	Land	Building	Improvements	Improvements	Intangible Assets	Real Estate
Balances as of December 31, 2019	$95,381	$693,533	$9,912	$33,909	$72,794	$905,529
Facility Acquired – Date Acquired:
High Point – 2/13/20	1,749	20,367	440	869	1,656	25,081
Clinton – 2/27/20	664	6,551	342	1,578	2,484	11,619
West Allis – 3/4/20	974	7,687	137	98	461	9,357
Grand Rapids – 3/20/20	2,951	17,341	470	450	1,582	22,794
Dumfries – 4/27/20	2,597	10,047	289	4,815	4,292	22,040
Centerville – 7/16/20	—	4,202	160	208	501	5,071
Fairfax – 7/17/20	6,731	6,642	381	2,979	3,012	19,745
Rosedale – 7/31/20	2,856	16,204	567	1,443	2,821	23,891
Lancaster – 9/18/20	696	4,269	110	116	1,114	6,305
Winston-Salem – 9/30/20	1,524	6,407	254	307	748	9,240
Decatur and Jackson – 10/20/20	2,237	7,140	284	296	955	10,912
Sheboygan and Plymouth – 10/27/20	1,088	11,212	253	225	1,046	13,824
Spring Hill and Hudson – 11/18/20	3,473	12,520	420	435	1,370	18,218
Cape Girardeau – 11/23/20	1,150	4,601	73	264	1,262	7,350
Yuma – 12/1/20	1,041	4,715	309	274	640	6,979
Las Vegas – 12/14/20	311	6,813	—	—	—	7,124
Pensacola – 12/29/20	1,786	5,742	332	411	781	9,052
Venice – 12/30/20	1,648	4,204	247	333	543	6,975
Capitalized costs(1)	—	1,230	203	194	172	1,799
Total Additions:	33,476	157,894	5,271	15,295	25,440	237,376
Balances as of December 31, 2020	$128,857	$851,427	$15,183	$49,204	$98,234	$1,142,905
(1)	Represents capital projects that were completed and placed in service during the year ended December 31, 2020 related to the Company’s existing facilities.

Depreciation expense was $26,747, $19,066, and $13,644 for the years ended December 31, 2020, 2019, and 2018, respectively.

As of December 31, 2020, the Company had aggregate capital improvement commitments and obligations to improve, expand, and maintain the Company’s existing facilities of approximately $30,094. Many of these amounts are subject to contingencies that make it difficult to predict when they will be utilized, if at all. In accordance with the terms of the Company’s leases, capital improvement obligations in the next twelve months could total up to approximately $19,434.

The following is a summary of the acquisitions completed during the year ended December 31, 2020.

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

In connection with this acquisition, the Company entered into a loan with FVCbank in the amount of $14.8 million with an annual interest rate of 3.85% and a term of five years.

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

Winston-Salem Facility

On September 30, 2020, the Company purchased a medical office building located in Winston-Salem, North Carolina (the “Winston-Salem Facility”) for a total purchase price of approximately $8.5 million.  Upon closing, the Company assumed five existing leases at the Winston-Salem Facility (the “Winston-Salem Leases”). At acquisition, the Winston-Salem Leases had a weighted-average remaining term of approximately four years, exclusive of renewal options. The following table presents the details of the tangible and intangible assets acquired and liabilities assumed:

Land and site improvements	$1,778
Building and tenant improvements	6,714
In-place leases	581
Leasing costs	167
Below-market lease intangibles	(725)
Total purchase price	$8,515

Decatur and Jackson Facilities

On October 20, 2020, the Company purchased two medical office buildings, one located in Decatur, Georgia, and one located in Jackson, Tennessee (the “Decatur and Jackson Facilities”) for a total purchase price of $10.9 million. Upon closing, the Company assumed six leases with five tenants at the Decatur and Jackson Facilities (the “Decatur and Jackson Leases”). At acquisition, the Decatur and Jackson Leases had a weighted-average remaining lease term of approximately six years, exclusive of renewal options. The following table presents the details of the tangible and intangible assets acquired and liabilities assumed:

Land and site improvements	$2,521
Building and tenant improvements	7,436
In-place leases	556
Leasing costs	264
Above-market lease intangibles	135
Below-market lease intangibles	(27)
Total purchase price	$10,885

Sheboygan and Plymouth Facilities

On October 27, 2020, the Company purchased two medical office buildings, one located in Sheboygan, Wisconsin, and one located in Plymouth, Wisconsin (the “Sheboygan and Plymouth Facilities”) for a total purchase price of $13.8 million. Upon closing, the Company assumed three leases with two tenants at the Sheboygan and Plymouth Facilities (the “Sheboygan and Plymouth Leases”).  At acquisition, the Sheboygan and Plymouth Leases had a weighted-average remaining lease term of approximately five years, exclusive of renewal options. The following table presents the details of the tangible and intangible assets acquired and liabilities assumed:

Land and site improvements	$1,341
Building and tenant improvements	11,437
In-place leases	756
Leasing costs	290
Total purchase price	$13,824

Spring Hill and Hudson Facilities

On November 18, 2020, the Company purchased three medical office buildings, two located in Spring Hill, Florida, and one located in Hudson, Florida (the “Spring Hill and Hudson Facilities”) for a total purchase price of $18.2 million. Upon closing, the Company assumed the three existing leases at the Spring Hill and Hudson Facilities with Florida Cancer Specialists & Research Institute

LLC, as tenant.  At acquisition, each lease had approximately eight years left in initial term, exclusive of renewal options. The following table presents the details of the tangible and intangible assets acquired and liabilities assumed:

Land and site improvements	$3,893
Building and tenant improvements	12,955
In-place leases	831
Leasing costs	539
Total purchase price	$18,218

Cape Girardeau Facility

On November 23, 2020, the Company purchased an ambulatory surgery center located in Cape Girardeau, Missouri (the “Cape Girardeau Facility”) for a total purchase price of $7.4 million. Upon closing, the Company assumed the existing lease at the Cape Girardeau Facility with Physicians Alliance, L.C., as tenant.  At acquisition, the lease had a remaining term of approximately six years, exclusive of renewal options. The following table presents the details of the tangible and intangible assets acquired and liabilities assumed:

Land and site improvements	$1,223
Building and tenant improvements	4,865
In-place leases	687
Leasing costs	188
Above-market lease intangibles	387
Total purchase price	$7,350

Yuma Facilities

On December 1, 2020, the Company purchased two medical office buildings located in Yuma, Arizona (the “Yuma Facilities”) for a total purchase price of $7.0 million. Upon closing, the Company assumed the two existing leases at the Yuma Facilities with Yuma Regional Medical Center, as tenant. At acquisition, the leases had a weighted-average remaining term of approximately four years, exclusive of a renewal option. The following table presents the details of the tangible and intangible assets acquired and liabilities assumed:

Land and site improvements	$1,350
Building and tenant improvements	4,989
In-place leases	439
Leasing costs	136
Above-market lease intangibles	65
Total purchase price	$6,979

Las Vegas Facilities

On December 14, 2020, the Company purchased two medical office buildings located in Las Vegas, Nevada (the “Las Vegas Facilities”) for a total purchase price of $7.1 million. Upon closing, the Company entered into new leases with two existing tenants at the Las Vegas Facilities (the “Las Vegas Leases”). The Las Vegas Leases have a term of 12 years, exclusive of renewal options. The following table presents the details of the tangible assets acquired:

Land and site improvements	$311
Building and tenant improvements	6,813
Total purchase price	$7,124

Pensacola Facilities

On December 29, 2020, the Company purchased three medical office buildings located in Pensacola, Florida (the “Pensacola Facilities”) for a total purchase price of $9.1 million. Upon closing, the Company assumed the three existing leases with two tenants at the Pensacola Facilities (the “Pensacola Leases”).  At acquisition, the Pensacola Leases had a weighted-average remaining lease term of approximately nine years, exclusive of renewal options. The following table presents the details of the tangible and intangible assets acquired and liabilities assumed:

Land and site improvements	$2,118
Building and tenant improvements	6,153
In-place leases	456
Leasing costs	325
Total purchase price	$9,052

Venice Facilities

On December 30, 2020, the Company purchased two medical office buildings located in Venice, Florida (the “Venice Facilities”) for a total purchase price of $7.0 million. Upon closing, the Company assumed the two existing leases at the Venice Facilities with Gulf Coast HMA Physician Management, LLC, as tenant.  At acquisition, each lease had approximately five and a half years left in initial term, with no renewal options. The following table presents the details of the tangible and intangible assets acquired and liabilities assumed:

Land and site improvements	$1,895
Building and tenant improvements	4,537
In-place leases	387
Leasing costs	156
Total purchase price	$6,975

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

Lease Intangible Assets and Liabilities

The following is a summary of the carrying amount of lease intangible assets and liabilities as of December 31, 2020 and 2019:

	As of December 31, 2020
		Accumulated
	Cost	Amortization	Net
Assets
In-place leases	$55,561	$(14,592)	$40,969
Above market leases	14,972	(4,023)	10,949
Leasing costs	27,701	(6,284)	21,417
	$98,234	$(24,899)	$73,335
Liability
Below market leases	$10,072	$(1,850)	$8,222

	As of December 31, 2019
		Accumulated
	Cost	Amortization	Net
Assets
In-place leases	$39,429	$(7,851)	$31,578
Above market leases	12,246	(2,366)	9,880
Leasing costs	21,119	(3,458)	17,661
	$72,794	$(13,675)	$59,119
Liability
Below market leases	$3,861	$(697)	$3,164

The following is a summary of the acquired lease intangible amortization:

	Year Ended December 31,
	2020	2019	2018
Amortization expense related to in-place leases	$6,741	$3,814	$2,460
Amortization expense related to leasing costs	$2,826	$1,755	$1,165
Decrease in rental revenue related to above market ground leases	$—	$—	$22
Decrease in rental revenue related to above market leases	$1,657	$1,270	$876
Increase in rental revenue related to below market leases	$(1,153)	$(389)	$(210)

Future aggregate net amortization of the acquired lease intangible assets and liabilities as of December 31, 2020, is as follows:

	Net Decrease	Net Increase
	in Revenue	in Expenses
2021	$(194)	$11,010
2022	(211)	10,587
2023	(246)	9,626
2024	(49)	8,290
2025	(463)	5,472
Thereafter	(1,564)	17,401
Total	$(2,727)	$62,386

For the year ended December 31, 2020, the weighted average amortization period for asset lease intangibles and liability lease intangibles are 5.29 years and 4.82 years, respectively.

Note 4 – Credit Facility, Notes Payable and Derivative Instruments

Credit Facility

The Company, the Operating Partnership, as borrower, and certain of its subsidiaries (such subsidiaries, the “Subsidiary Guarantors”) are parties to a $600 million syndicated credit facility with BMO Harris Bank N.A. (“BMO”), as administrative agent (the “Credit Facility”). The Credit Facility consists of a $350 million term-loan component (the “Term Loan”) and a $250 million revolver component (the “Revolver”). The Credit Facility also contains a $50 million accordion. The term of the Revolver expires in August 2022, subject to a one-year extension option.  The term of the Term Loan expires in August 2023. Amounts outstanding under the Credit Facility bear interest at a floating rate that is based on LIBOR plus a specified margin based on the Company’s leverage.

The Subsidiary Guarantors and the Company are guarantors of the obligations under the Credit Facility. The amount available to borrow from time to time under the Credit Facility is limited according to a quarterly borrowing base valuation of certain properties owned by the Subsidiary Guarantors.

The Operating Partnership is subject to a number of financial covenants under its Credit Facility, including, among other things, (i) a maximum consolidated leverage ratio as of the end of each fiscal quarter of less than 0.60:1.00, (ii) a minimum fixed charge coverage ratio of 1.50:1.00, (iii) a minimum net worth of $203.8 million plus 75% of all net proceeds raised through equity offerings subsequent to March 31, 2018, (iv) a ratio of total secured recourse debt to total asset value of not greater than 0.10:1.00, and, (v) beginning at the end of the fourth quarter of 2020, a quarterly requirement that the Company’s distributions to common stockholders and OP Unit and LTIP Unit holders be limited to an amount equal to 95% of its AFFO. As of December 31, 2020, the Company complied with all of the financial and non-financial covenants contained in the Credit Facility.

The Company has entered into interest rate swaps to hedge its interest rate risk on the Term Loan. For additional information related to the interest rate swaps, see the “Derivative Instruments - Interest Rate Swaps” section herein.

During the year ended December 31, 2020, the Company borrowed $238,400 under the Credit Facility and repaid $64,550, for a net amount borrowed of $173,850. During the year ended December 31, 2019, the Company borrowed $244,250 under the Credit Facility and repaid $173,175, for a net amount borrowed of $71,075. Interest expense incurred on the Credit Facility was $14,669, $14,237, and $11,371 for the years ended December 31, 2020, 2019, and 2018, respectively.

As of December 2020 and 2019, the Company had the following outstanding borrowings under the Credit Facility:

	December 31, 2020	December 31, 2019
Revolver	$175,200	$51,350
Term Loan	350,000	300,000
Less: Unamortized debt issuance costs	(3,559)	(3,832)
Credit Facility, net	$521,641	$347,518

Costs incurred related to the Credit Facility, net of accumulated amortization, are netted against the Company’s “Credit Facility, net of unamortized debt issuance costs” balance in the accompanying Consolidated Balance Sheets. The Company paid $952 and $1,039 during the years ended December 31, 2020 and 2019, respectively, related to modifications to the Credit Facility and borrowing base additions. Amortization expense incurred was $1,225, $1,129, and $1,639 for the years ended December 31, 2020, 2019, and 2018, respectively, and is included in the “Interest Expense” line item in the accompanying Consolidated Statements of Operations.

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

Notes Payable, Net of Debt Issuance Costs

The Company’s notes payable, net, includes four loans: (1) the Rosedale Loan, (2) the Dumfries Loan, (3) the Cantor Loan, and (4) the West Mifflin Loan, described in detail below. The following table sets forth the balances of these loans as of December 31, 2020 and 2019.

	December 31, 2020	December 31, 2019
Notes payable, gross	$66,349	$39,475
Less: Unamortized debt issuance costs	(835)	(667)
Cumulative principal repayments	(577)	(158)
Notes payable, net	$64,937	$38,650

The Company paid $342 in debt issuance and related costs during the year ended December 31, 2020. No debt issuance and related costs were paid during the year ended December 31, 2019. Amortization expense incurred related to the debt issuance costs was $174, $132, and $131, for the years ended December 31, 2020, 2019, and 2018, respectively, and is included in the “Interest Expense” line item in the accompanying Consolidated Statements of Operations.

Rosedale Loan

On July 31, 2020, in connection with its acquisition of the Rosedale Facilities, the Company, through certain of its wholly owned subsidiaries, as borrowers, entered into a commercial term loan with a principal balance of $14,800 (“the Rosedale Loan”). The Rosedale Loan has an annual interest rate of 3.85% and matures on July 31, 2025 with principal and interest payable monthly based on a 25-year amortization schedule. The Company, at its option, may prepay the loan, subject to a prepayment fee.

The Company made principal payments of $109 during the year ended December 31, 2020. The loan balance as of December 31, 2020 was $14,691. Interest expense incurred on this loan was $249 for the year ended December 31, 2020.

As of December 31, 2020, scheduled principal payments due for each year ended December 31 were as follows:

2021	$361
2022	376
2023	391
2024	405
2025	13,158
Total	$14,691

Dumfries Loan

On April 27, 2020, in connection with its acquisition of the Dumfries Facility, the Company, through a wholly owned subsidiary, assumed a CMBS loan with a principal amount of $12,074 (“the Dumfries Loan”). The Dumfries Loan has an annual interest rate of 4.68% and matures on June 1, 2024 with principal and interest payable monthly based on a ten-year amortization schedule. The Company, at its option, may prepay the loan, subject to a prepayment premium.

The Company made principal payments of $175 during the year ended December 31, 2020. The note balance as of  December 31, 2020 was $11,899. Interest expense incurred on this note was $383 for year ended December 31, 2020.

As of December 31, 2020, scheduled principal payments due for each year ended December 31 were as follows:

2021	$275
2022	288
2023	302
2024	11,034
Total	$11,899

Cantor Loan

On March 31, 2016, through certain of its wholly owned subsidiaries (the “GMR Loan Subsidiaries”), the Company entered into a $32,097 CMBS loan (the “Cantor Loan”). The Cantor Loan has a maturity date of April 6, 2026 and an annual interest rate of 5.22%. The Cantor Loan requires interest-only payments through March 31, 2021 and thereafter principal and interest based on a 30-year amortization schedule. Prepayment can only occur within four months prior to the maturity date, subject to earlier defeasance. The Cantor Loan is secured by the assets of the GMR Loan Subsidiaries.

The note balance as of December 31, 2020  and 2019 was $32,097. Interest expense incurred on this note was $1,703, $1,699, and $1,699 for the years ended December 31, 2020, 2019, and 2018, respectively.

As of December 31, 2020, scheduled principal payments due for each fiscal year ended December 31 are as follows:

2021	$282
2022	447
2023	471
2024	492
2025	523
Thereafter	29,882
Total	$32,097

West Mifflin Loan

On September 25, 2015, the Company, through a wholly owned subsidiary, as borrower, entered into a $7,378 term loan with Capital One. On September 25, 2020, the Company and Capital One amended the terms of the loan to extend the maturity date to September 25, 2021 and increase the interest rate to 4.25% per annum. The West Mifflin facility serves as collateral for the loan.

The Company made principal payments of $293, and $136 during the years ended December 31, 2020 and 2019. The note balance as of December 31, 2020 and 2019 was $7,085 and $7,220, respectively.  Interest expense incurred on this note was $277, $274, and $280 for the years ended December 31, 2020, 2019, and 2018, respectively.

Derivative Instruments - Interest Rate Swaps

As of December 31, 2020, the Company had the following six interest rate swaps that are used to manage its interest rate risk and fix the LIBOR component of certain of its floating rate debt on a weighted average basis at 1.91%:

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

The fair value of the Company’s interest rate swaps was a net liability of $18,086 and $6,491 as of December 31, 2020 and 2019, respectively. The gross balances are included in the “Derivative Asset’ and “Derivative Liability” line items on the Company’s  Consolidated Balance Sheets as of December 31, 2020 and 2019, respectively.

The table below details the components of the loss presented on the accompanying Consolidated Statements of Comprehensive (Loss) Income recognized on the Company’s interest rate swap agreements designated as cash flow hedges for the years ended December 31, 2020, 2019, and 2018.

	Years Ended December 31,
	2020	2019	2018

Amount of loss recognized in other comprehensive loss	$16,451	$3,922	$3,919
Amount of loss reclassified from accumulated other comprehensive loss into interest expense	(4,906)	(969)	(198)
Total change in accumulated other comprehensive loss	$11,545	$2,953	$3,721

During 2021, the Company estimates that an additional $6,211 will be reclassified as an increase to interest expense. Additionally, during the years ended December 31, 2020, 2019, and 2018, the Company recorded total interest expense in its Consolidated Statements of Operations of $18,680, $17,472, and $14,975, respectively.

Weighted-Average Interest Rate and Term

The weighted average interest rate and term of the Company’s debt was 3.17% and 2.79 years, respectively, at December 31, 2020, compared to 3.90% and 3.76 years, respectively, as of December 31, 2019.

Note 5 –Equity

Preferred Stock

The Company’s charter authorizes the issuance of 10,000 shares of preferred stock, par value $0.001 per share. As of December 31, 2020 and 2019, there were 3,105 shares of Series A Cumulative Redeemable Preferred Stock (“Series A Preferred Stock”), issued and outstanding. The Series A Preferred Stock has a liquidation preference of $25 per share.

Preferred stock dividend activity for the years ended December 31, 2020 and 2019 is summarized in the following table:

		Applicable		Quarterly		Dividends
Date Announced	Record Date	Quarter	Payment Date	Dividend		per Share

December 13, 2018	January 15, 2019	Q4 2018	January 31, 2019	$1,455		$0.46875
March 6, 2019	April 15, 2019	Q1 2019	April 30, 2019	$1,455		$0.46875
June 14, 2019	July 15, 2019	Q2 2019	July 31, 2019	$1,455		$0.46875
September 13, 2019	October 15, 2018	Q3 2019	October 31, 2019	$1,455		$0.46875
December 13, 2019	January 15, 2020	Q4 2019	January 31, 2020	$1,455		$0.46875
March 4, 2020	April 15, 2020	Q1 2020	April 30, 2020	$1,455		$0.46875
June 12, 2020	July 15, 2020	Q2 2020	July 31, 2020	$1,455		$0.46875
September 3, 2020	October 15, 2020	Q3 2020	October 31, 2020	$1,455		$0.46875
December 16, 2020	January 15, 2021	Q4 2020	February 1, 2021	$1,455	(1)	$0.46875
(1)	Two months of this amount, equal to $970, was accrued at December 31, 2020.

The holders of the Series A Preferred Stock are entitled to receive dividend payments only when, as and if declared by the Board (or a duly authorized committee of the Board). Dividends will accrue or be payable in cash from the original issue date, on a cumulative basis, quarterly in arrears on each dividend payment date at a fixed rate per annum equal to 7.50% of the liquidation preference of $25 per share (equivalent to $1.875 per share on an annual basis). Dividends on the Series A Preferred Stock will be cumulative and will accrue whether or not (i) funds are legally available for the payment of those dividends, (ii) the Company has earnings or (iii) those dividends are declared by the Board. The quarterly dividend payment dates on the Series A Preferred Stock are January 31, April 30, July 31 and October 31 of each year, which commenced on October 31, 2017. During each of the years ended December 31, 2020 and 2019, the Company paid preferred dividends of $5,822.

Common Stock

The Company has 500,000 of authorized shares of common stock, $0.001 par value. As of December 31, 2020 and 2019, there were 49,461 and 43,806 outstanding shares of common stock, respectively.

Common stock dividend activity for the years ended December 31, 2020 and 2019 is summarized in the following table:

		Applicable		Dividend	Dividends
Date Announced	Record Date	Quarter	Payment Date	Amount(1)	per Share

December 13, 2018	December 26, 2018	Q4 2018	January 10, 2019	$5,695	$0.20
March 6, 2019	March 26, 2019	Q1 2019	April 10, 2019	$7,688	$0.20
June 14, 2019	June 26, 2019	Q2 2019	July 11, 2019	$7,699	$0.20
September 13, 2019	September 25, 2019	Q3 2019	October 10, 2019	$8,004	$0.20
December 13, 2019	December 26, 2019	Q4 2019	January 9, 2020	$9,541	$0.20
March 4, 2020	March 25, 2020	Q1 2020	April 9, 2020	$9,610	$0.20
June 12, 2020	June 25, 2020	Q2 2020	July 9, 2020	$9,861	$0.20
September 3, 2020	September 24, 2020	Q3 2020	October 8, 2020	$10,357	$0.20
December 16, 2020	December 28, 2020	Q4 2020	January 11, 2021	$10,573	$0.20
(1)	Includes dividends on granted LTIP Units and OP Units issued to third parties.

During the year ended December 31, 2020, the Company paid total dividends on its common stock, LTIP Units, and OP Units in the amount of $39,944, consisting of the dividends declared for the fourth quarter of 2019 through the third quarter of 2020. Additionally. during the year ended December 31, 2019, the Company paid total dividends on its common stock, LTIP Units, and OP Units in the amount of $29,171, consisting of the dividends declared for the fourth quarter of 2018 through the third quarter of 2019.

As of December 31, 2020 and 2019, the Company had an accrued dividend balance of $927 and $580 for dividends payable on the aggregate annual and long-term LTIP Units that are subject to retroactive receipt of dividends on the amount of LTIP Units ultimately earned. During the year ended December 31, 2020,  $922 of dividends were accrued and  $575 of dividends were paid related to these units. During the year ended December 31, 2019, $349 of dividends were accrued and $85 of dividends were paid related to these LTIP Units.

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

Other Common Stock Activity During 2020

On August 17, 2020, the Company and the Operating Partnership entered into a Sales Agreement with certain sales agents, pursuant to which the Company may offer and sell, from time to time, up to $150,000 of its common stock (the “ATM Program”).  During the year ended December 31, 2020, the Company issued 4,248 shares of its common stock at an average offering price of $12.84 per share pursuant to the ATM Program, generating net proceeds of $53,717.

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

In August 2017, the Company, the Former Advisor, and the Operating Partnership entered into a Sales Agreement (the “2017 ATM Program”) with a number of financial institutions, pursuant to which the Company could offer and sell, from time to time, up to $50 million of its common stock, inclusive of any amounts sold under its prior sales agreement. During the year ended December 31, 2019, the Company issued 2,632 shares of its common stock at an average offering price of $11.24 per share pursuant to the 2017 ATM Program, generating net proceeds of $29,073.

OP Units

During year ended December 31, 2020, four OP Unit holders redeemed an aggregate of 1,379 OP Units for shares of the Company’s common stock with an aggregate redemption value of $17,882. During the year ended December 31, 2019, the Company issued an aggregate of 49 OP Units with a value of $506 in connection with a facility acquisition and two OP Unit holders redeemed an aggregate of 51 OP Units for shares of the Company’s common stock with an aggregate redemption value of $519.

As of December 31, 2020 and December 31, 2019, there were 1,764 and 3,143 OP Units issued and outstanding, respectively, with an aggregate value of $9,999 and $27,881, respectively. The OP Unit value at issuance and redemption is based on the Company’s closing share price on the date of the respective transaction and is included as a component of noncontrolling interest equity in the Company’s Consolidated Balance Sheets as of December 31, 2020 and 2019. The Company has sufficient shares of common stock authorized pursuant to its charter to cover the redemption of outstanding OP Units.

Note 6 – Related Party Transactions

Management Agreement

On July 9, 2020, we completed the Internalization.  Prior to the Internalization, the Company was subject to a management agreement dated July 1, 2016, by and between the Company and the Former Advisor (the “Management Agreement”), the material terms of which are summarized below:

Base Management Fee

The Company paid its Former Advisor a base management fee in an amount equal to 1.5% of its stockholders’ equity (as defined in the Management Agreement) per annum, calculated quarterly for the most recently completed fiscal quarter and payable in quarterly installments in arrears in cash.

Incentive Fee

The Management Agreement also provided for an incentive fee payable to the Former Advisor based on a percentage (20%) of the amount the Company’s AFFO (as defined in the Management Agreement) exceeded a specified return on equity hurdle rate (8%).   As of December 31, 2020, the Company had not incurred or paid an incentive fee.

Management Fees and Accrued Management Fees

For the years ended December 31, 2020 (prior to the Internalization), 2019, and 2018, management fees of $4,024, $6,266, and $4,422, respectively, were incurred and expensed by the Company. As a result of the Internalization, there were no accrued management fees due to the Former Advisor as of December 31, 2020. Accrued management fees due to the Former Advisor were $1,727 as of December 31, 2019. No incentive management fee was incurred by the Company during the years ended December 31, 2020, 2019, and 2018.

Related Party Balances

A rollforward of the due from related parties and due to related party balance, net, as of December 31, 2020 is as follows:

	Due From
	Related Parties	Due to Related Party, Net
		Other
	Funds for	Management	Funds due	Due to
	Various	Fees due to	from	Related
	Purposes	Former Advisor	Former Advisor	Party, net
Balance as of January 1, 2020	$50	$(1,727)	79	$(1,648)
Management fee expense incurred	—	(4,024)	—	(4,024)
Management fees paid to Former Advisor	—	5,751	—	5,751
Loans to Former Advisor	—	—	(79)	(79)
Loan to related parties	53	—	—	—
Balance as of December 31, 2020	$103	$—	—	$—

A rollforward of the due from related parties and due to related party balance, net, as of December 31, 2019 is as follows:

	Due From
	Related Parties	Due to Related Party, Net
		Other
	Funds for	Management	Funds due	Due to
	Various	Fees due to	from	Related
	Purposes	Former Advisor	Former Advisor	Party, net
Balance as of January 1, 2019	$61	$(1,143)	52	$(1,091)
Management fee expense incurred	—	(6,266)	—	(6,266)
Management fees paid to Former Advisor	—	5,682	—	5,682
Loans to Former Advisor	—	—	27	27
Loan repayments from related parties	(11)	—	—	—
Balance as of December 31, 2019	$50	$(1,727)	79	$(1,648)

Note 7 – Stock-Based Compensation

2016 Equity Incentive Plan

The 2016 Equity Incentive Plan, as amended (the “Plan”), is intended to assist the Company and its affiliates in recruiting and retaining employees, members of the Board, executive officers of the Company, and individuals who provide services to the Company and its affiliates.

The Plan is intended to permit the grant of both qualifying and non-qualified options and the grant of stock appreciation rights, restricted stock, unrestricted stock, awards of restricted stock units, performance awards and other equity-based awards (including LTIP Units). Based on the grants outstanding as of December 31, 2020, there are 521 shares of common stock that remain available to be granted under the Plan. Units subject to awards under the Plan that are forfeited, cancelled, lapsed, settled in cash or otherwise expired (excluding shares withheld to satisfy exercise prices or tax withholding obligations) are available for grant.

Time-Based Grants

During the year ended December 31, 2020, pursuant to the recommendation of the Compensation Committee of the Board (the “Compensation Committee”), the Board approved the following LTIP Unit activity:

		Number of
Date	Description	Units Issued	Vesting Dates

March 3, 2020	Final awards under the 2017 Long-Term Incentive Plan	155	50% on March 3, 2020; and
			50% on March 3, 2021

March 3, 2020	Final awards under the 2019 Annual Incentive Plan	147	50% on March 3, 2020; and
			50% on March 3, 2021

March 3, 2020	Time-based awards under the 2020 Long-Term Incentive Plan	43	33.33% on March 3, 2021;
			33.33% on March 3, 2022; and
			33.33% on March 3, 2023

May 12, 2020(1)	Final awards under the 2017 Long-Term Incentive Plan	14	50% on May 12, 2020; and
			50% on May 12, 2021

July 9, 2020	Retention grants issued to executives in connection with	402	25% on July 9, 2021;
	the Internalization		25% on July 9, 2022;
			25% on July 9, 2023; and
			25% on July 9, 2024

July 24, 2020	Retention grants issued to non-executives in connection with	108	25% on July 24, 2021;
	the Internalization		25% on July 24, 2022;
			25% on July 24, 2023; and
			25% on July 24, 2024

August 23, 2020(1)	Final awards under the 2017 Long-Term Incentive Plan	21	50% on August 23, 2020; and
			50% on August 23, 2021

September 2, 2020	Annual award to directors	19	100% on September 2, 2021

(1)	Each of Mr. Barber and Mr. Kiernan received awards under the 2017 Long-Term Incentive Plan on the third anniversary of his hiring date, which was May 8, 2017 and August 23, 2017, respectively.

Additionally, during the year ended December 31, 2020, there were 28 LTIP Units redeemed for shares of the Company’s common stock.

A detail of the Company’s outstanding time based LTIP Units as of December 31, 2020 is as follows:

Vested units	818
Unvested units	821
LTIP Units outstanding as of December 31, 2020	1,639

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

A detail of the Company’s Long-Term Awards under the 2018, 2019 and 2020 programs, and the Annual Awards and Long-Term Awards under the 2020 program as of December 31, 2020 is as follows:

2018 Long-Term Awards	110
2019 Long-Term Awards	82
2020 Annual Awards (1)	196
2020 Long-Term Awards (2)	70
Total target performance awards as of December 31, 2020	458

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

The Compensation Committee and Board established performance goals for the year ended December 31, 2020, as set forth in the 2020 LTIP Annual Award Agreements (the “Performance Goals”) that will be used to determine the number of LTIP Units earned by each grantee. As of December 31, 2020, management estimated that the Performance Goals would be met at a 135% level and, accordingly, estimated that 135% of the 2020 program target Annual Awards were expected to be earned at the end of the performance period. Cumulative stock-based compensation expense during the year ended December 31, 2020 reflects management’s estimate that 135% of these awards will be earned. As soon as reasonably practicable following the first anniversary of the Annual Awards grant date, the Compensation Committee and Board will determine the extent to which the Company has achieved each of the Performance Goals (expressed as a percentage) and, based on such determination, will calculate the number of LTIP Units that each grantee is entitled to receive. Each grantee may earn up to 150% of the number of his/her target LTIP Units. Any 2020 Annual Award LTIP Units that are not earned will be forfeited and cancelled.

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

The Company incurred stock compensation expense of $5,319 $3,336, and $2,671, for the years ended December 31, 2020, 2019, and 2018, respectively, related to the grants awarded under the Plan. Compensation expense is included within “General and Administrative” expense in the Company’s Consolidated Statements of Operations.

As of December 31, 2020, total unamortized compensation expense related to these awards of approximately $7.1 million is expected to be recognized over a weighted average remaining period of 2.0 years.

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

The Company recognized $93,518 and $70,515 of rental revenue related to operating lease payments for the years ended December 31, 2020 and 2019, respectively. Of these amounts $4,924 and $5,341, respectively, relate to variable rental revenue. The aggregate annual cash to be received by the Company on the noncancelable operating leases related to its portfolio as of December 31, 2020 is as follows for the subsequent years ended December 31:

2021	$89,910
2022	89,977
2023	87,484
2024	80,554
2025	69,384
Thereafter	377,990
Total	$795,299

Information as Lessee Under ASC Topic 842

The Company has six buildings located on land that is subject to operating ground leases with a weighted average remaining term of approximately 41 years. Rental payments on these leases are adjusted periodically based on either the CPI or on a pre-determined schedule. The monthly payments on a pre-determined schedule are recognized on a straight-line basis over the terms of the respective leases. Changes in the CPI are not estimated as part of our measurement of straight-line rental expense. The Company used a weighted average discount rate of approximately 7.5%, which was derived, using a portfolio approach, from our assessment of the credit quality of the Company and adjusted to reflect secured borrowing, estimated yield curves and long-term spread adjustments over appropriate tenors. Some of the Company’s ground leases contain extension options and, where we determined it was reasonably certain that an extension would occur, they were included in our calculation of the right of use asset and liability. The Company recognized approximately $140 and $107 of ground lease expense, of which $116 and $107 was paid in cash, during the years ended December 31, 2020 and 2019, respectively.

The following table sets forth the undiscounted cash flows of our scheduled obligations for future lease payments on operating ground leases at December 31, 2020 and a reconciliation of those cash flows to the operating lease liability at December 31, 2020:

2021	$390
2022	409
2023	174
2024	129
2025	129
Thereafter	4,498
Total	5,729
Discount	(2,772)
Lease liability	$2,957

Note 9 – Rent Concentration

The Company’s facilities with a concentration of rental revenue of 5% or greater is as follows for the years ended December  31, below:

2020		2019		2018
Facility	%	Facility	%	Facility	%

Encompass(1)	8%	Encompass(1)	10%	Encompass(1)	11%
Belpre	6	Belpre	8	OCOM	9
OCOM	5	OCOM	7	Belpre	8
All other facilities	81	Austin	5	Austin	7
Total	100%	Sherman	5	Sherman	6
		All other facilities	65	Dallas	5
		Total	100%	Great Bend	5
				All other facilities	49
				Total	100%
(1)	Four facilities and four locations.

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

Note 11 – Subsequent Events

Dividends

On March 2, 2021, the Company announced the declaration of a cash dividend for the first quarter of 2021 of $0.205 per share of common stock to stockholders of record as of March 24, 2021, to be paid on April 8, 2021.

On March 2, 2021, the Company announced the declaration of a cash dividend of $0.46875 per share to holders of its Series A Cumulative Redeemable Preferred Stock, $0.001 par value per share (the “Series A Preferred Stock”), of record as of April 15, 2021, to be paid on April 30, 2021. This dividend represents the Company’s quarterly dividend on its Series A Preferred Stock for the period from January 31, 2021 through April 29, 2021.

Note 12 – Selected Quarterly Financial Data (Unaudited)

The following unaudited quarterly data has been prepared on the basis of a December 31 year-end. As a result of acquisition activity and equity offerings throughout 2020 and 2019, the quarterly periods presented are not comparable quarter over quarter. The amounts below represent the Company’s actual quarterly results. Additionally, the total for the year may differ from the sum of the quarters due to rounding.

	Year Ended December 31, 2020
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Total revenue	$21,649	$22,055	$25,097	$24,930
Total expenses	18,832	20,383	34,677	22,338
Net income (loss)	2,817	1,672	(9,580)	2,592
Less: Preferred stock dividends	(1,455)	(1,455)	(1,455)	(1,455)
Less: Net (income) loss attributable to noncontrolling interest	(107)	(13)	767	(74)
Net income (loss) attributable to common stockholders	$1,255	$204	$(10,268)	$1,063

Net income (loss) attributable to common stockholders per share – basic and diluted	$0.03	$0.00	$(0.22)	$0.02

Weighted average shares outstanding – basic and diluted	44,182	45,404	46,908	48,496

	Year Ended December 31, 2019
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Total revenue	$15,200	$16,880	$18,195	$20,452
Total expenses	13,157	14,418	15,887	17,677
Net income	2,043	2,462	2,308	2,775
Less: Preferred stock dividends	(1,455)	(1,455)	(1,455)	(1,455)
Less: Net income attributable to noncontrolling interest	(60)	(103)	(83)	(108)
Net income attributable to common stockholders	$528	$904	$770	$1,212

Net income attributable to common stockholders per share – basic and diluted	$0.02	$0.03	$0.02	$0.03

Weighted average shares outstanding – basic and diluted	27,380	34,559	35,512	37,876

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to ensure that the information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to management, including the principal executive officer (our Chief Executive Officer) and principal financial officer (our Chief Financial Officer) as appropriate, to allow timely decisions regarding required disclosures. Our Chief Executive Officer (our “CEO”) and Chief Financial Officer (our “CFO”) evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2020. Based on that evaluation, our CEO and CFO concluded that, as of the end of the period covered by this Report, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of 2020 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Under the supervision of management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal controls over financial reporting were effective as of December 31, 2020.

Deloitte & Touche LLP, an independent registered public accounting firm, audited our consolidated financial statements included in this Annual Report on Form 10-K and our internal control over financial reporting, and that firm’s report on our internal control over financial reporting is set forth below.

March 8, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

Global Medical REIT Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Global Medical REIT Inc. and subsidiaries (the “Company”) as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2020, of the Company and our report dated March 8, 2021, expressed an unqualified opinion on those financial statements.

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

March 8, 2021

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

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	Financial Statements

(a)(2)Financial Statement Schedule

SCHEDULE III

CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION

(dollars and OP Units in thousands)

		Initial Costs		Costs Capitalized Subsequent to Acquisition		Gross Value at Close of Period
												Life on
												Which
												Depreciation
												in Income
	Encumb	Land &	Building	Land &	Building	Land &	Building	Total	Acc Depr at	Year Built	Year	Statement is
Description	rances	Improv	& Improv	Improv	& Improv	Improv	& Improv	Assets	12.31.20	/ Renov	Acquired	Computed
Omaha-LTACH	(4)	$—	$21,867	$—	$—	$—	$21,867	$21,867	$3,592	2008	2014	(1)
Asheville-ASC	(4)	572	1,934	—	—	572	1,934	2,506	304	2002	2014	(1)
Pittsburgh-MOB/ASC	(5)	1,287	10,322	—	—	1,287	10,322	11,609	1,360	2006	2015	(1)
Memphis-MOB/ASC	(6)(7)	2,705	17,451	—	—	2,705	17,451	20,156	2,166	(9)	2015	(1)
Plano-Surgical Hospital	(6)	1,050	16,696	—	—	1,050	16,696	17,746	2,057	2013	2016	(1)
Westland-MOB/ASC	(6)	230	4,520	—	—	230	4,520	4,750	537	2009	2016	(1)
Melbourne-MOB/ Imaging	(6)	1,200	14,250	—	—	1,200	14,250	15,450	1,693	2012	2016	(1)
Reading-MOB/ASC	(4)	1,440	7,940	—	—	1,440	7,940	9,380	884	1992/2002	2016	(1)
East Orange-MOB	(4)	2,150	10,112	—	—	2,150	10,112	12,262	1,076	1996	2016	(1)
Watertown- MOB/ Imaging	(4)	1,100	8,002	45	98	1,145	8,100	9,245	870	2011/2015	2016	(1)(3)
Sandusky-MOB	(4)(7)	791	10,710	—	—	791	10,710	11,501	1,212	(10)	2016/2017	(1)
Carson City-MOB	(4)	760	3,268	—	—	760	3,268	4,028	341	1991	2016	(1)
Ellijay-MOB	(4)	914	3,337	—	—	914	3,337	4,251	525	2015	2016	(1)(2)(3)
Altoona-IRF	(4)	1,184	18,505	—	—	1,184	18,505	19,689	2,145	2000	2016	(1)(2)(3)
Mechanicsburg-IRF	(4)	810	21,451	—	—	810	21,451	22,261	2,427	2011	2016	(1)(2)(3)
Mesa-IRF	(4)	3,620	16,265	—	—	3,620	16,265	19,885	2,140	2011	2016	(1)(2)(3)
Lewisburg-MOB/ Imaging	(4)	681	6,114	—	—	681	6,114	6,795	947	2006	2017	(1)(2)(3)
Cape Coral-MOB	(4)	353	7,017	—	—	353	7,017	7,370	556	2007	2017	(1)
Las Cruces-MOB	(4)	397	4,618	40	32	437	4,650	5,087	520	2012	2017	(1)
Prescott-MOB	(4)	791	3,821	—	—	791	3,821	4,612	297	2016	2017	(1)
Clermont-MOB	(4)	145	4,422	—	—	145	4,422	4,567	408	2014	2017	(1)(2)(3)
Oklahoma City-Surgical Hospital/ Physical Therapy/ASC	(4)	2,953	38,724	—	—	2,953	38,724	41,677	4,196	2002/2007	2017	(1)(2)(3)
Brockport-MOB	(4)	693	7,097	—	—	693	7,097	7,790	844	2011	2017	(1)(2)(3)
Flower Mound-ASC	(4)	730	3,155	—	—	730	3,155	3,885	376	2014	2017	(1)(2)(3)
Sherman-IRF/ LTACH	(4)	1,601	25,011	—	2,447	1,601	27,458	29,059	2,389	2009	2017	(1)(2)
Lubbock-MOB	(4)	1,566	5,725	—	—	1,566	5,725	7,291	767	2004	2017	(1)(2)(3)
Germantown-MOB/ASC	(4)	3,050	8,385	—	—	3,050	8,385	11,435	1,157	2002	2017	(1)(2)(3)
Austin-IRF	(4)	7,223	29,616	—	—	7,223	29,616	36,839	2,505	2012	2017	(1)(2)(3)
Fort Worth-MOB	(4)	1,738	3,726	—	—	1,738	3,726	5,464	410	2016	2017	(1)(2)(3)
Albertville-MOB	(4)	1,154	4,444	—	—	1,154	4,444	5,598	725	2007	2017	(1)(2)(3)
Moline-MOB/ASC	(4)	854	9,237	—	—	854	9,237	10,091	988	2004	2017	(1)(2)(3)
Lee’s Summit-MOB	(4)	571	2,929	—	—	571	2,929	3,500	467	2007	2017	(1)(2)(3)
Amarillo-MOB	(4)	1,437	7,254	—	—	1,437	7,254	8,691	495	2011	2017	(1)
Wyomissing-MOB	(4)	487	5,250	—	—	487	5,250	5,737	350	2004	2017	(1)
Saint George-MOB/ASC	(4)	435	5,372	—	76	435	5,448	5,883	403	1997	2017	(1)
Silvis-MOB	(7)	249	5,862	—	561	249	6,423	6,672	790	1997/2006	2018	(1)(2)(3)
Fremont-MOB	(4)	162	8,335	—	—	162	8,335	8,497	575	2018	2018	(1)
Gainesville-MOB/ASC	(4)	625	9,885	—	554	625	10,439	11,064	724	2002	2018	(1)
East Dallas-Acute Hospital	(4)	6,272	17,012	—	—	6,272	17,012	23,284	1,606	1994	2018	(1)
Orlando-MOB	(4)	3,075	11,944	—	—	3,075	11,944	15,019	1,059	2007/2008/ 2009	2018	(1)(2)(3)
Belpre-MOB/ Imaging/ER/ ASC	(4)	3,997	53,520	—	—	3,997	53,520	57,517	3,956	2011/ 2013/ 2014/ 2017	2018	(1)(2)(3)
McAllen-MOB	(4)	1,099	4,296	—	—	1,099	4,296	5,395	357	2000	2018	(1)
Derby-ASC	(4)	567	2,585	—	55	567	2,640	3,207	265	2005	2018	(1)(2)(3)
Bountiful-MOB	(4)	720	4,185	—	25	720	4,210	4,930	246	2004	2018	(1)(2)
Cincinnati-MOB	(4)	1,823	1,811	—	—	1,823	1,811	3,634	284	2016	2018	(1)(2)(3)
Melbourne Pine-Cancer Center	(4)	732	5,980	—	685	732	6,665	7,397	404	1993	2018	(1)(2)(3)
Southern IL-MOB	(4)	1,830	12,660	—	—	1,830	12,660	14,490	769	(11)	2018	(1)
Vernon-MOB/ Dialysis/ Administrative	(4)	1,166	9,929	—	—	1,166	9,929	11,095	684	1993/1999	2018	(1)
Corona	(4)	1,601	14,689	—	—	1,601	14,689	16,290	736	2009	2018	(1)

Zachary-LTACH	(4)	103	3,745	—	—	103	3,745	3,848	210	2015	2019	(1)(2)(3)
Chandler -MOB/ASC	(4)	4,616	11,643	—	31	4,616	11,674	16,290	626	2004/2007/ 2015	2019	(1)
GMR Surprise-IRF	(4)	1,966	22,856	3	—	1,969	22,856	24,825	1,346	2015	2019	(1)(2)(3)
South Bend-IRF	(4)	1,998	11,882	—	—	1,998	11,882	13,880	1,060	2009	2019	(1)(2)(3)
Las Vegas-IRF	(4)	2,723	17,482	—	—	2,723	17,482	20,205	1,378	2007	2019	(1)(2)(3)
Oklahoma Northwest-IRF	(4)	2,507	22,545	—	—	2,507	22,545	25,052	1,389	2012	2019	(1)(2)(3)
San Marcos-Cancer Center	(4)	2,448	7,338	—	—	2,448	7,338	9,786	358	2009	2019	(1)(2)(3)
Lansing Patient-MOB /ASC	(4)	1,387	8,348	202	99	1,589	8,447	10,036	536	1997/2000/2002	2019	(1)(2)(3)
Bannockburn-MOB	(4)	895	4,700	84	268	979	4,968	5,947	530	1999	2019	(1)(2)(3)
Aurora-Office	(4)	1,829	8,049	—	—	1,829	8,049	9,878	460	2015	2019	(1)(2)(3)
Livonia-MOB/Urgent Care	(4)	1,181	8,071	—	275	1,181	8,346	9,527	683	1995	2019	(1)(2)(3)
Gilbert-MOB/ASC	(4)	2,470	2,389	—	—	2,470	2,389	4,859	142	2006	2019	(1)(2)(3)
Morgantown-Office	(4)	1,256	5,792	—	—	1,256	5,792	7,048	261	2019	2019	(1)(2)(3)
Beaumont-Surgical Hospital	(4)	3,421	25,872	—	—	3,421	25,872	29,293	902	2013	2019	(1)(2)(3)
Bastrop-Freestanding ED	(4)	2,039	8,712	—	—	2,039	8,712	10,751	330	2012	2019	(1)(2)(3)
Panama City-MOB/ASC	(4)	1,779	9,718	—	—	1,779	9,718	11,497	424	2008/2009/ 2019	2019	(1)(2)(3)
Jacksonville-MOB	(4)	1,023	7,846	—	—	1,023	7,846	8,869	231	2003/2004	2019	(1)
Greenwood-MOB/ASC	(4)	892	4,956	—	—	892	4,956	5,848	199	1986	2019	(1)
Clinton-MOB/ASC	(4)	1,006	8,129	—	—	1,006	8,129	9,135	631	1964	2020	(1)(2)(3)
High Point-MOB	(4)	2,189	21,236	—	—	2,189	21,236	23,425	709	2007	2020	(1)(2)(3)
West Allis-MOB	(4)	1,111	7,785	—	—	1,111	7,785	8,896	198	1999	2020	(1)(2)(3)
Grand Rapids-MOB/ASC	(4)	3,421	17,810	—	27	3,421	17,837	21,258	570	1988/ 1992/ 2000/ 2006	2020	(1)(2)(3)
Dumfries-MOB	(13)	2,886	14,863	—	—	2,886	14,863	17,749	941	2019	2020	(1)(2)(3)
Centerville -MOB	(4)	160	4,410	—	—	160	4,410	4,570	54	2018	2020	(1)(2)(3)
Fairfax-MOB	(7)	7,112	9,621	—	431	7,112	10,052	17,164	246	2019	2020	(1)(2)(3)
Rosedale-MOB	(14)	3,423	17,646	—	—	3,423	17,646	21,069	280	2014/2017	2020	(1)(2)(3)
Lancaster-Plasma Center	(4)	805	4,385	—	—	805	4,385	5,190	36	2009	2020	(1)(2)(3)
Winston Salem-MOB	(4)	1,778	6,714	—	—	1,778	6,714	8,492	69	2009	2020	(1)(2)(3)
Decatur-MOB	(4)	1,626	2,706	—	—	1,626	2,706	4,332	20	2010	2020	(1)(2)(3)
Jackson-MOB	(4)	895	4,730	—	—	895	4,730	5,625	26	2009	2020	(1)(2)(3)
Sheboygan-MOB	(4)	583	6,223	—	—	583	6,223	6,806	34	2005	2020	(1)(2)(3)
Plymouth-MOB	(4)	758	5,214	—	—	758	5,214	5,972	26	2010	2020	(1)(2)(3)
Spring Hill-MOB/Img	(4)	3,893	12,954	—	—	3,893	12,954	16,847	41	2002/ 2013/ 2017/ 2019	2020	(1)(2)(3)
Cape Girardeau-ASC	(4)	1,223	4,865	—	—	1,223	4,865	6,088	15	2002	2020	(1)(2)(3)
Yuma-MOB	(4)	1,349	4,989	—	—	1,349	4,989	6,338	18	2013	2020	(1)(2)(3)
Las Vegas-MOB/ASC	(4)	311	6,813	—	—	311	6,813	7,124	—	2007/2015	2020	(1)
Pensacola-MOB/ASC	(8)	2,118	6,153	—	—	2,118	6,153	8,271	—	1985/1997	2020	(1)(2)(3)
Venice-MOB	(8)	1,896	4,537	—	—	1,896	4,537	6,433	—	2008	2020	(1)(2)(3)

Totals		$143,666	$894,967	$374	$5,664	$144,040	$900,631	$1,044,671	$69,563

The cost basis for income tax purposes of aggregate gross land, building, site improvements, and tenant improvements as of December 31, 2020 was $1,122 million.

(1) Estimated remaining useful life for buildings is 19 to 50 years.

(2) Estimated remaining useful life for tenant improvements is 1 to 17 years.

(3) Estimated remaining useful life for site improvements is 1 to 14 years.

(4) The facility serves as collateral for the Credit Facility, which had a balance of $525,200 as of December 31, 2020.

(5) The facility serves as collateral for the West Mifflin note, which had a balance of $7,085 as of December 31, 2020.

(6) The facility serves as collateral for the Cantor Loan, which had a balance of $32,097 as of December 31, 2020.

(7) One facility did not serve as collateral as of December 31, 2020.

(8) Became collateral under the Credit Facility during the first quarter of 2021.

(9) Years of: 2001, 1984, 2003, 2006, 2009, 2011.

(10) Years of: 1953, 1982, 2000, 1998, 2017.

(11) Years of: 2002, 2006, 2012, 2014, 2015, 2016.

(12) During the year ended December 31, 2019, the Company issued 49 OP Units valued at $506 for one acquisition.

(13) The facility serves as collateral for the Dumfries note, which had a balance of $11,899 as of December 31, 2020.

(14) The facility serves as collateral for the Rosedale note, which had a balance of $14,691 as of December 31, 2020.

	Year Ended December 31,
	2020	2019	2018
Real Estate Assets:
Balance, beginning of period	$832,735	$604,398	$439,857
Additions through acquisitions	211,936	228,337	189,178
Deductions	—	—	(24,637)
Balance, end of period	$1,044,671	$832,735	$604,398

Accumulated Depreciation:
Balance, beginning of period	$42,828	$23,762	$11,253
Additions through expense	26,735	19,066	13,644
Deductions	—	—	(1,135)
Balance, end of period	$69,563	$42,828	$23,762

(a)(3) Exhibits

Exhibit No.	Description

3.1	Articles of Restatement of Global Medical REIT Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Report on Form 10-Q as filed with the SEC on August 8, 2018).

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

4.3	Description of Securities (incorporated herein by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-K as filed with the SEC on March 9, 2020).

10.1†

Global Medical REIT Inc. 2016 Equity Incentive Plan (as amended through May 29, 2019) (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on June 3, 2019).

10.2†

Employment Agreement, dated as of July 9, 2020, by and between Jeffrey Busch and Inter-American Management LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on July 9, 2020).

10.3†

Employment Agreement, dated as of July 9, 2020, by and between Robert Kiernan and Inter-American Management LLC (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K as filed with the SEC on July 9, 2020).

10.4†

Employment Agreement, dated as of July 9, 2020, by and between Alfonzo Leon and Inter-American Management LLC (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K as filed with the SEC on July 9, 2020).

10.5†	Severance Plan (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K as filed with the SEC on July 9, 2020).

Exhibit No.	Description

10.6†	Form of LTIP Unit Award Agreement (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on July 9, 2020).

10.7†

Form of Indemnification Agreement between Global Medical REIT Inc. and its directors and officers (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-11/A filed with the SEC on June 15, 2016).

10.8

Agreement of Limited Partnership, dated March 14, 2016, of Global Medical REIT L.P. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K as filed with the SEC on March 18, 2016).

10.9

First Amendment to Agreement of Limited Partnership of Global Medical REIT L.P. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on September 14, 2017).

10.10

Second Amendment to Agreement of Limited Partnership of Global Medical REIT L.P., dated August 21, 2019 (incorporated herein by reference to Exhibit 10.2 to the Company’s Report on Form 10-Q as filed with the SEC on November 7, 2019).

10.11

Third Amendment to Agreement of Limited Partnership of Global Medical REIT L.P., dated June 16, 2020 (incorporated herein by reference to Exhibit 10.1 to the Company’s Report on Form 10-Q as filed with the SEC on August 7, 2020).

10.12

Lease Agreement, dated January 30, 2006, by and between LVRH Properties LLC, a Nevada limited liability company, and Las Vegas Rehabilitation Hospital, a Nevada limited liability company, and amendments (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on April 18, 2019).

10.13

Lease Agreement, dated December 30, 2015, by and between CHP Surprise AZ Rehab Owner, LLC, a Delaware limited liability company, and Cobalt Rehabilitation Hospital IV, LLC, a Texas limited liability company (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K as filed with the SEC on April 18, 2019).

10.14

Lease Agreement, dated October 17, 2011, by and between TST Oklahoma City, LLC and Mercy Rehabilitation Hospital, LLC, an Oklahoma limited liability company (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K as filed with the SEC on April 18, 2019).

10.15

Build to Suit Facility Lease Agreement, dated February 27, 2009, by and between Elm Road MOB, II, LLC, an Indiana limited liability company, and Saint Joseph Regional Medical Center-South Bend Campus, Inc., an Indiana not for profit corporation, and amendments (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K as filed with the SEC on April 18, 2019).

10.16

Term Loan and Security Agreement between GMR Pittsburgh, LLC and Capital One, National Association dated as of September 25, 2015 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on October 1, 2015).

10.17

Loan Agreement dated March 31, 2016 between GMR Memphis, LLC, GMR Plano, LLC, GMR Melbourne, LLC, and GMR Westland, LLC and Cantor Commercial Real Estate Lending, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on April 6, 2016).

Exhibit No.	Description

10.18

Lease Agreement, dated December 27, 2010, by and between 601 Plaza L.L.C. and Marietta Memorial Hospital and amendments and addendums (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on April 24, 2018).

10.19

Lease Agreement, dated December 19, 2012, by and between Belpre II, LLC and Marietta Memorial Hospital and addendums (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K as filed with the SEC on April 24, 2018).

10.20

Lease Agreement, dated March 16, 2015, by and between Belpre III, LLC and Marietta Memorial Hospital and amendment (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K as filed with the SEC on April 24, 2018).

10.21

Lease Agreement, dated June 11, 2013, by and between Belpre IV, LLC and Marietta Memorial Hospital and amendment (incorporated herein by reference to Exhibit 10.4 to the Company’s current report on Form 8-K as filed with the SEC on April 24, 2018).

10.22

Amended and Restated Credit Facility Agreement, dated August 7, 2018, by and among Global Medical REIT L.P., Global Medical REIT Inc., the certain Subsidiaries from time to time party thereto as Guarantors, and BMO Harris Bank N.A., as Administrative Agent (incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q as filed with the SEC on August 8, 2018).

10.23

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

10.24

Second Amendment to Amended and Restated Credit Agreement, dated October 12, 2019, by and among Global Medical REIT L.P. Global Medical REIT Inc., the certain Subsidiaries from time to time party thereto as Guarantors, and BMO Harris Bank N.A., as Administrative Agent  (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K as filed with the SEC on March 9, 2020).

10.25

Consent and Third Amendment to the Amended and Restated Credit Agreement, dated July 9, 2020, by and among Global Medical REIT L.P., Global Medical REIT Inc., the certain subsidiaries from time to time party thereto as guarantors, the lender parties thereto and BMO Harris Bank N.A., as administrative agent (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K as filed with the SEC on July 9, 2020).

10.26

Second Amendment to Lease Agreement, dated December 27, 2010, by and between 601 Plaza L.L.C. and Marietta Memorial Hospital (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q as filed with the SEC on November 6, 2018).

10.27

First Amendment to Lease Agreement, dated as of April 19, 2018, by and between Belpre II, LLC and Marietta Memorial Hospital (incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q as filed with the SEC on November 6, 2018).

10.28

Second Amendment to Lease Agreement, dated as of April 19, 2018, by and between Belpre III, LLC and Marietta Memorial Hospital (incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q as filed with the SEC on November 6, 2018).

Exhibit No.	Description

10.29

Third Amendment to Lease Agreement, dated as of April 19, 2018, by and between Belpre IV, LLC and Marietta Memorial Hospital (incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q as filed with the SEC on November 6, 2018).

10.30

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

10.32†

LTIP Award Agreement (Long-Term Award): For Grantees with an Employment Agreement with the Manager (incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K as filed with the SEC on March 6, 2017 and Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q as filed with the SEC on May 9, 2018).

10.33†

LTIP Award Agreement (Long-Term Award): For Grantees without an Employment Agreement with the Manager (incorporated by reference to Exhibit 99.4 to the Company’s Current Report on Form 8-K as filed with the SEC on March 6, 2017 and Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q as filed with the SEC on May 9, 2018).

10.34†	Form of LTIP Unit Award Agreement (Officer) (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-11/A filed with the SEC on June 15, 2016).

10.35†	Form of LTIP Unit Award Agreement (Director) (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-11/A filed with the SEC on June 15, 2016).

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

21*	Subsidiaries of the Company.

23.1*	Consent of Deloitte & Touche, LLP

23.2*	Consent of MaloneBailey, LLP

31.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document

Exhibit No.	Description

101.SCH*	Inline XBRL Taxonomy Schema

101.CAL*	Inline XBRL Taxonomy Calculation Linkbase

101.DEF*	Inline XBRL Taxonomy Definition Linkbase
`
101.LAB*	Inline XBRL Taxonomy Label Linkbase

101.PRE*	Inline XBRL Taxonomy Presentation Linkbase

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101)
†	Management contract or compensatory plan or arrangement.
*	Filed herewith

ITEM 16.    FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Global Medical REIT Inc.

Dated: March 8, 2021	By:	/s/ Jeffrey M. Busch
Jeffrey M. Busch
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the date indicated.

Signature	Title	Date

/s/ Jeffrey M. Busch
Jeffrey M. Busch	Chief Executive Officer (Principal Executive Officer) and Director	March 8, 2021

/s/ Robert J. Kiernan
Robert J. Kiernan	Chief Financial Officer (Principal Financial and Accounting Officer)	March 8, 2021

/s/ Zhang Jingguo
Zhang Jing Guo	Director	March 8, 2021

/s/ Zhang Huiqi
Zhang Huiqi	Director	March 8, 2021

/s/ Lori Wittman
Lori Wittman	Director	March 8, 2021

/s/ Matthew Cypher
Matthew Cypher	Director	March 8, 2021

/s/ Ronald Marston
Ronald Marston	Director	March 8, 2021

/s/ Dr. Roscoe Moore
Dr. Roscoe Moore	Director	March 8, 2021

/s/ Henry Cole
Henry Cole	Director	March 8, 2021

/s/ Paula Crowley
Paula Crowley	Director	March 8, 2021