Form 10-Q
period 2021-03-31
Global Medical REIT Inc.
filed 2021-05-07
CIK 1533615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbols:	Name of each exchange on which registered:
Common Stock, par value $0.001 per share	GMRE	NYSE
Series A Preferred Stock, Par value $0.001 per share	GMRE PrA	NYSE

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

Large accelerated filer	◻	Accelerated filer	☐
Non-accelerated filer	☑	Smaller reporting company	☑
		Emerging growth company	☐

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

The number of shares of the registrant’s common stock outstanding at May 3, 2021 was 60,794,166.

PART I   FINANCIAL INFORMATION

GLOBAL MEDICAL REIT INC.

Condensed Consolidated Balance Sheets

(unaudited and in thousands, except par values)

	As of
	March 31, 2021	December 31, 2020
Assets
Investment in real estate:
Land	$133,040	$128,857
Building	883,901	851,427
Site improvements	15,669	15,183
Tenant improvements	50,596	49,204
Acquired lease intangible assets	103,269	98,234
	1,186,475	1,142,905
Less: accumulated depreciation and amortization	(105,779)	(94,462)
Investment in real estate, net	1,080,696	1,048,443
Cash and cash equivalents	5,304	5,507
Restricted cash	6,096	5,246
Tenant receivables, net	5,585	5,596
Due from related parties	229	103
Escrow deposits	5,163	4,817
Deferred assets	21,676	20,272
Derivative asset	136	—
Goodwill	5,903	5,903
Other assets	5,530	5,019
Total assets	$1,136,318	$1,100,906

Liabilities and Equity
Liabilities:
Credit Facility, net of unamortized debt issuance costs of $3,284 and $3,559 at March 31, 2021 and December 31, 2020, respectively	$420,216	$521,641
Notes payable, net of unamortized debt issuance costs of $772 and $835 at March 31, 2021 and December 31, 2020, respectively	64,810	64,937
Accounts payable and accrued expenses	7,230	7,279
Dividends payable	14,482	12,470
Security deposits	4,367	4,340
Derivative liability	14,603	18,086
Other liabilities	6,793	6,171
Acquired lease intangible liability, net	7,998	8,222
Total liabilities	540,499	643,146
Commitments and Contingencies
Equity:
Preferred stock, $0.001 par value, 10,000 shares authorized; 3,105 issued and outstanding at March 31, 2021 and December 31, 2020, respectively (liquidation preference of $77,625 at March 31, 2021 and December 31, 2020, respectively)	74,959	74,959
Common stock, $0.001 par value, 500,000 shares authorized; 60,794 shares and 49,461 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	61	49
Additional paid-in capital	648,949	504,789
Accumulated deficit	(127,480)	(116,773)
Accumulated other comprehensive loss	(14,588)	(18,219)
Total Global Medical REIT Inc. stockholders' equity	581,901	444,805
Noncontrolling interest	13,918	12,955
Total equity	595,819	457,760
Total liabilities and equity	$1,136,318	$1,100,906

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL MEDICAL REIT INC.

Condensed Consolidated Statements of Operations

(unaudited and in thousands, except per share amounts)

	Three Months Ended March 31,
	2021	2020

Revenue
Rental revenue	$27,325	$21,533
Other income	24	116
Total revenue	27,349	21,649

Expenses
General and administrative	4,383	1,839
Operating expenses	3,687	2,303
Management fees – related party	—	2,002
Depreciation expense	7,848	5,836
Amortization expense	3,005	1,921
Interest expense	5,037	4,378
Management internalization expense	—	504
Preacquisition expense	66	49
Total expenses	24,026	18,832

Net income	$3,323	$2,817
Less: Preferred stock dividends	(1,455)	(1,455)
Less: Net income attributable to noncontrolling interest	(112)	(107)
Net income attributable to common stockholders	$1,756	$1,255

Net income attributable to common stockholders per share – basic and diluted	$0.03	$0.03

Weighted average shares outstanding – basic and diluted	52,671	44,182

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL MEDICAL REIT INC.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(unaudited and in thousands)

	Three Months Ended March 31,
	2021	2020

Net income	$3,323	$2,817
Other comprehensive income (loss):
Increase (decrease) in fair value of interest rate swap agreements	3,631	(13,958)
Total other comprehensive income (loss)	3,631	(13,958)
Comprehensive income (loss)	6,954	(11,141)
Less: Preferred stock dividends	(1,455)	(1,455)
Less: Comprehensive (income) loss attributable to noncontrolling interest	(331)	986
Comprehensive income (loss) attributable to common stockholders	$5,168	$(11,610)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL MEDICAL REIT INC.

Condensed Consolidated Statements of Equity

(unaudited and in thousands)

For the Three Months Ended March 31, 2021:

								Global
							Accumulated	Medical
					Additional		Other	REIT Inc.	Non-
	Common Stock		Preferred Stock		Paid-in	Accumulated	Comprehensive	Stockholders’	controlling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity	Interest	Equity
Balances, December 31, 2020	49,461	$49	3,105	$74,959	$504,789	$(116,773)	$(18,219)	$444,805	$12,955	$457,760
Net income	—	—	—	—	—	3,211	—	3,211	112	3,323
Issuance of shares of common stock, net	11,333	12	—	—	144,160	—	—	144,172	—	144,172
Change in fair value of interest rate swap agreements	—	—	—	—	—	—	3,631	3,631	—	3,631
Stock-based compensation expense	—	—	—	—	—	—	—	—	1,715	1,715
Dividends to common stockholders ($0.205 per share)	—	—	—	—	—	(12,463)	—	(12,463)	—	(12,463)
Dividends to preferred stockholders ($0.46875 per share)	—	—	—	—	—	(1,455)	—	(1,455)	—	(1,455)
Dividends to noncontrolling interest	—	—	—	—	—	—	—	—	(864)	(864)
Balances, March 31, 2021	60,794	$61	3,105	$74,959	$648,949	$(127,480)	$(14,588)	$581,901	$13,918	$595,819

For the Three Months Ended March 31, 2020:

								Global
							Accumulated	Medical
					Additional		Other	REIT Inc.	Non-
	Common Stock		Preferred Stock		Paid-in	Accumulated	Comprehensive	Stockholders’	controlling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity	Interest	Equity
Balances, December 31, 2019	43,806	$44	3,105	$74,959	$433,330	$(71,389)	$(6,674)	$430,270	$30,083	$460,353
Net income	—	—	—	—	—	2,710	—	2,710	107	2,817
LTIP Units and OP Units redeemed for common stock	472	—	—	—	6,890	—	—	6,890	(6,890)	—
Change in fair value of interest rate swap agreements	—	—	—	—	—	—	(13,958)	(13,958)	—	(13,958)
Stock-based compensation expense	—	—	—	—	—	—	—	—	922	922
Dividends to common stockholders ($0.20 per share)	—	—	—	—	—	(8,856)	—	(8,856)	—	(8,856)
Dividends to preferred stockholders ($0.46875 per share)	—	—	—	—	—	(1,455)	—	(1,455)	—	(1,455)
Dividends to noncontrolling interest	—	—	—	—	—	—	—	—	(1,033)	(1,033)
Balances, March 31, 2020	44,278	$44	3,105	$74,959	$440,220	$(78,990)	$(20,632)	$415,601	$23,189	$438,790

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL MEDICAL REIT INC.

Condensed Consolidated Statements of Cash Flows

(unaudited and in thousands)

	Three Months Ended March 31,
	2021	2020
Operating activities
Net income	$3,323	$2,817
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	7,848	5,836
Amortization of acquired lease intangible assets	2,984	1,921
Amortization of above market leases, net	60	247
Amortization of debt issuance costs and other	425	315
Stock-based compensation expense	1,715	922
Capitalized preacquisition costs charged to expense	24	7
Other	10	26
Changes in operating assets and liabilities:
Tenant receivables	11	(751)
Deferred assets	(1,404)	(1,629)
Other assets and liabilities	551	28
Accounts payable and accrued expenses	(287)	2,051
Security deposits	27	195
Accrued management fees due to related party	—	275
Net cash provided by operating activities	15,287	12,260

Investing activities
Purchase of land, buildings, and other tangible and intangible assets and liabilities	(43,348)	(68,457)
Escrow deposits for purchase of properties	300	(100)
Loan repayments (made to) received from related parties	(127)	5
Capital expenditures on existing real estate investments	(397)	(211)
Net cash used in investing activities	(43,572)	(68,763)

Financing activities
Net proceeds received from common equity offerings	144,312	—
Payment of accrued common stock offering costs	—	(269)
Escrow deposits required by third party lenders	(646)	(72)
Repayment of notes payable	(190)	(35)
Proceeds from Credit Facility	50,100	81,700
Repayment of Credit Facility	(151,800)	(3,600)
Payment of debt issuance costs	(74)	(44)
Dividends paid to common stockholders, and OP Unit and LTIP Unit holders	(11,315)	(10,031)
Dividends paid to preferred stockholders	(1,455)	(1,455)
Net cash provided by financing activities	28,932	66,194
Net increase in cash and cash equivalents and restricted cash	647	9,691
Cash and cash equivalents and restricted cash—beginning of period	10,753	7,185
Cash and cash equivalents and restricted cash—end of period	$11,400	$16,876

Supplemental cash flow information:
Cash payments for interest	$4,602	$3,823

Noncash financing and investing activities:
Accrued dividends payable	$14,482	$10,949
Interest rate swap agreements fair value change recognized in other comprehensive loss	$(3,631)	$13,958
OP Units and LTIP Units redeemed for common stock	$—	$6,890
Accrued common stock offering costs	$220	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL MEDICAL REIT INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

(in thousands, except per share amounts or as otherwise indicated)

Note 1 – Organization

Global Medical REIT Inc. (the “Company”) is a Maryland corporation engaged primarily in the acquisition of purpose-built healthcare facilities and the leasing of those facilities to strong healthcare systems and groups with leading market share. The Company holds its facilities and conducts its operations through a Delaware limited partnership subsidiary named Global Medical REIT L.P. (the “Operating Partnership”). The Company serves as the sole general partner of the Operating Partnership through a wholly owned subsidiary of the Company named Global Medical REIT GP LLC, a Delaware limited liability company. As of March 31, 2021, the Company was the 93.99% limited partner of the Operating Partnership, with an aggregate of 6.01% of the Operating Partnership owned by holders of long-term incentive plan units (“LTIP Units”) and third-party limited partners who contributed properties or services to the Operating Partnership in exchange for common limited partnership units (“OP Units”). Until July 9, 2020, the Company was externally managed and advised by its former advisor. On July 9, 2020, the Company completed its management internalization transaction, whereby the management agreement with the former advisor was terminated, the employees of the former advisor became employees of the Company and the functions previously performed by the former advisor were internalized by the Company.

Note 2 – Summary of Significant Accounting Policies

Basis of presentation

The accompanying condensed consolidated financial statements are unaudited and include the accounts of the Company, including the Operating Partnership and its wholly owned subsidiaries. The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures required for annual consolidated financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the accompanying condensed consolidated financial statements do not include all the information and footnotes required by GAAP for complete consolidated financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2020. In the opinion of management, all adjustments of a normal and recurring nature necessary for a fair presentation of the condensed consolidated financial statements for the interim periods have been made.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its  subsidiaries. The Company presents the portion of any equity it does not own but controls (and thus consolidates) as noncontrolling interest. Noncontrolling interest in the Company includes the LTIP Units and the OP Units held by third parties. Refer to Note 5 – “Equity” and Note 7 – “Stock-Based Compensation” for additional information regarding the OP Units and LTIP Units.

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

Investment in Real Estate

The Company determines when an acquisition meets the definition of a business or alternatively should be accounted for as an asset acquisition in accordance with Accounting Standard Codification (“ASC”) Topic 805 “Business Combinations” (“ASC Topic 805”), which requires that, when substantially all of the fair value of an acquisition is concentrated in a single identifiable asset or a group of similar identifiable assets, the asset or group of similar identifiable assets does not meet the definition of a business and therefore is required to be accounted for as an asset acquisition. Transaction costs are capitalized for asset acquisitions and expensed as incurred for business combinations. All our facility acquisitions for the three months ended March 31, 2021 and 2020 have been accounted for as asset acquisitions because substantially all the fair value of the gross assets the Company acquired were concentrated in a single asset or group of similar identifiable assets.

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

	As of March 31,
	2021	2020
Cash and cash equivalents	$5,304	$11,340
Restricted cash	6,096	5,536
Total cash and cash equivalents and restricted cash	$11,400	$16,876

Tenant Receivables, Net

The tenant receivable balance as of March 31, 2021 and December 31, 2020 was $5,585 and $5,596, respectively. The balance as of March 31, 2021 consisted of $1,863 in funds owed from the Company’s tenants for rent that the Company had earned but had not yet received, $1,190 of loans that were made to two of the Company’s tenants, and $2,532 of tenant reimbursements. The balance as of December 31, 2020 consisted of $1,817 in funds owed from the Company’s tenants for rent that the Company had earned but had not yet received, $1,200 of loans that were made to two of the Company’s tenants, and $2,579 of tenant reimbursements.

Receivables arising from operating leases are accounted for in accordance with ASC Topic 842 “Leases” (“ASC Topic 842”). The Company assesses the likelihood of losses resulting from tenant defaults, or the inability of tenants to make contractual rent and tenant recovery payments at each reporting date. The Company also monitors the liquidity and creditworthiness of its tenants and operators on a continuous basis. If the likelihood of a tenant paying its lease payments is determined to no longer be probable, all tenant receivables, including deferred rent, are written off against revenue and any future revenue for that tenant is recognized only upon receipt of cash. In addition, as of March 31, 2021, the Company had a portfolio level reserve of $450 on those leases that were probable of collection to ensure that the tenant lease receivables were not overstated.

Escrow Deposits

The escrow balance as of March 31, 2021 and December 31, 2020 was $5,163 and $4,817, respectively. Escrow deposits include funds held in escrow to be used for the acquisition of properties in the future and for the payment of taxes, insurance, and other amounts as stipulated by the Company’s Cantor Loan, as hereinafter defined.

Deferred Assets

The deferred assets balance as of March 31, 2021 and December 31, 2020 was $21,676 and $20,272, respectively. The balance as of March 31, 2021 consisted of $21,596 in deferred rent receivables resulting from the recognition of revenue from leases with fixed annual rental escalations on a straight-line basis and $80 of other deferred costs. The balance as of December 31, 2020 consisted of $20,192 in deferred rent receivables resulting from the recognition of revenue from leases with fixed annual rental escalations on a straight-line basis and $80 of other deferred costs.

Other Assets

The other assets balance as of March 31, 2021 and December 31, 2020 was $5,530 and $5,019, respectively. The balance as of March 31, 2021 consisted of $3,525 for right of use assets, $939 in capitalized preacquisition costs, $738 in prepaid assets, and $328 for net capitalized software costs and miscellaneous assets. The balance as of December 31, 2020 consisted of $3,598 for right of use assets, $484 in capitalized preacquisition costs, $588 in prepaid assets, and $349 for net capitalized software costs and miscellaneous assets. Refer to Note 8 – “Leases” for additional details on right of use assets.

Derivative Instruments - Interest Rate Swaps

As of March 31, 2021 and December 31, 2020, the Company's net liability balance related to interest rate swap derivative instruments that were designated as cash flow hedges of interest rate risk was $14,467 and $18,086, respectively. In accordance with the Company’s risk management strategy, the purpose of the interest rate swaps is to manage interest rate risk for certain of the Company’s variable-rate debt. The interest rate swaps involve the Company’s receipt of variable-rate amounts from four counterparties in exchange for the Company making fixed-rate payments over the life of the agreements. The Company accounts for derivative instruments in accordance with the provisions of ASC Topic 815, “Derivatives and Hedging.” Refer to Note 4 – “Credit Facility, Notes Payable and Derivative Instruments” for additional details.

Goodwill

As of March 31, 2021 and December 31, 2020, the Company’s goodwill balance was $5,903. Goodwill represents the excess of consideration paid over the fair value of underlying identifiable net assets of businesses acquired. The Company’s goodwill balance was derived from the acquisition of its former advisor in connection with the management internalization transaction that was completed in July 2020. Goodwill has an indefinite life and is not amortized, but is tested for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company’s policy is to perform its annual goodwill impairment evaluation as of the first day of the fourth quarter of its fiscal year. The Company has one reporting unit.

Recent Accounting Pronouncements

Reference Rate Reform

Accounting Standards Update (“ASU”) 2020-04, Reference Rate Reform (Topic 848) (“ASU 2020-04”) contains practical expedients for reference rate reform-related activities that impact debt, leases, derivatives and other contracts. The guidance in ASU

2020-04 is optional and may be elected over time as reference rate reform activities occur. As of March 31, 2021, the Company had previously elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. The Company continues to evaluate the impact of the guidance and may apply other elections as applicable as additional changes in the market occur.

Note 3 – Property Portfolio

Summary of Properties Acquired During the Three Months Ended March 31, 2021

During the three months ended March 31, 2021 the Company completed four acquisitions. For each acquisition, substantially all of the fair value was concentrated in a single identifiable asset or group of similar identifiable assets and, therefore, each acquisition represents an asset acquisition. Accordingly, transaction costs for these acquisitions were capitalized.

A rollforward of the gross investment in land, building, improvements, and acquired lease intangible assets as of March 31, 2021 resulting from these acquisitions is as follows:

			Site	Tenant	Acquired Lease	Gross Investment in
	Land	Building	Improvements	Improvements	Intangible Assets	Real Estate
Balances as of December 31, 2020	$128,857	$851,427	$15,183	$49,204	$98,234	$1,142,905
Facility Acquired – Date Acquired:
El Paso – 1/12/21	899	7,549	71	160	1,338	10,017
Syracuse – 1/15/21	616	4,745	128	136	772	6,397
West El Paso – 1/15/21	851	7,160	144	567	856	9,578
Fort Worth – 3/9/21	1,817	13,020	143	395	2,069	17,444
Capitalized costs(1)	—	—	—	134	—	134
Total Additions:	4,183	32,474	486	1,392	5,035	43,570
Balances as of March 31, 2021	$133,040	$883,901	$15,669	$50,596	$103,269	$1,186,475

(1) Represents capital projects that were completed and placed in service during the three months ended March 31, 2021 related to the Company’s existing facilities.

Depreciation expense was $7,848 and $5,836 for the three ended March 31, 2021 and 2020, respectively.

As of March 31, 2021, the Company had aggregate capital improvement commitments and obligations to improve, expand, and maintain the Company’s existing facilities of approximately $29,500. Many of these amounts are subject to contingencies that make it difficult to predict when they will be utilized, if at all. In accordance with the terms of the Company’s leases, capital improvement obligations in the next twelve months could total up to approximately $18,900.

The following is a summary of the acquisitions completed during the three months ended March 31, 2021.

El Paso Facility

On January 12, 2021, the Company purchased a medical office building located in El Paso, Texas (the “El Paso Facility”) for a purchase price of approximately $10 million.  Upon closing, the Company assumed three existing leases at the El Paso Facility (the “El Paso Leases”). At acquisition, the El Paso Leases had a weighted-average remaining term of approximately four years, exclusive of tenant renewal options. The following table presents the details of the tangible and intangible assets acquired and liabilities assumed:

Land and site improvements	$970
Building and tenant improvements	7,709
In-place leases	750
Above-market lease intangibles	383
Leasing costs	205
Total purchase price	$10,017

Syracuse Facility

On January 15, 2021, the Company purchased a medical office building located in Syracuse, New York (the “Syracuse Facility”) for a purchase price of approximately $6.2 million.  Upon closing, the Company assumed two existing leases at the Syracuse Facility (the “Syracuse Leases”). At acquisition, the Syracuse Leases had a weighted-average remaining term of approximately eight years, exclusive of tenant renewal options. The following table presents the details of the tangible and intangible assets acquired and liabilities assumed:

Land and site improvements	$744
Building and tenant improvements	4,881
In-place leases	434
Leasing costs	338
Below-market lease intangibles	(207)
Total purchase price	$6,190

West El Paso Facilities

On January 15, 2021, the Company purchased two medical office buildings and an ambulatory surgical center located in El Paso, Texas (the “West El Paso Facilities”) for a total purchase price of approximately $9.6 million. Upon closing, the Company entered into two new leases at the medical office buildings with 12-year terms and assumed the existing lease at the ambulatory surgery center with a remaining term of seven years. All three leases have tenant renewal options. The following table presents the details of the tangible and intangible assets acquired and liabilities assumed:

Land and site improvements	$995
Building and tenant improvements	7,727
In-place leases	432
Leasing costs	424
Total purchase price	$9,578

Fort Worth Facility

On March 9, 2021, the Company purchased an inpatient psychiatric hospital located in Fort Worth, Texas (the “Fort Worth Facility”) for a purchase price of approximately $17.4 million. Upon closing, the Company assumed the existing lease at the Fort Worth Facility (the “Fort Worth Lease”). At acquisition, the Fort Worth Lease had a remaining term of approximately eight years, exclusive of tenant renewal options. The following table presents the details of the tangible and intangible assets acquired and liabilities assumed:

Land and site improvements	$1,960
Building and tenant improvements	13,415
In-place leases	1,339
Leasing costs	730
Total purchase price	$17,444

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

Centerville Facility

On July 16, 2020, the Company purchased a medical office building located in Centerville, Iowa (the “Centerville Facility”) and the seller’s interest, as ground lessee, in an existing ground lease, for a purchase price of approximately $5.1 million. At acquisition, the ground lease had a remaining term of approximately 49 years.  Upon closing, the Company assumed the existing lease of the Centerville Facility with Mercy Medical Center-Centerville One St. Joseph Drive, as tenant. At acquisition, the lease had approximately 10.5 years remaining in the initial term, exclusive of renewal options. The following table presents the details of the tangible and intangible assets acquired and liabilities assumed:

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

Decatur and Jackson Facilities

On October 20, 2020, the Company purchased two medical office buildings, one located in Decatur, Georgia, and one located in Jackson, Tennessee (the “Decatur and Jackson Facilities”) for a total purchase price of approximately $10.9 million. Upon closing, the Company assumed six leases with five tenants at the Decatur and Jackson Facilities (the “Decatur and Jackson Leases”). At acquisition, the Decatur and Jackson Leases had a weighted-average remaining lease term of approximately six years, exclusive of renewal options. The following table presents the details of the tangible and intangible assets acquired and liabilities assumed:

Land and site improvements	$2,521
Building and tenant improvements	7,436
In-place leases	556
Leasing costs	264
Above-market lease intangibles	135
Below-market lease intangibles	(27)
Total purchase price	$10,885

Sheboygan and Plymouth Facilities

On October 27, 2020, the Company purchased two medical office buildings, one located in Sheboygan, Wisconsin, and one located in Plymouth, Wisconsin (the “Sheboygan and Plymouth Facilities”) for a total purchase price of approximately $13.8 million. Upon closing, the Company assumed three leases with two tenants at the Sheboygan and Plymouth Facilities (the “Sheboygan and Plymouth Leases”).  At acquisition, the Sheboygan and Plymouth Leases had a weighted-average remaining lease term of approximately five years, exclusive of renewal options. The following table presents the details of the tangible and intangible assets acquired and liabilities assumed:

Land and site improvements	$1,341
Building and tenant improvements	11,437
In-place leases	756
Leasing costs	290
Total purchase price	$13,824

Spring Hill and Hudson Facilities

On November 18, 2020, the Company purchased three medical office buildings, two located in Spring Hill, Florida, and one located in Hudson, Florida (the “Spring Hill and Hudson Facilities”) for a total purchase price of approximately $18.2 million. Upon closing, the Company assumed the three existing leases at the Spring Hill and Hudson Facilities with Florida Cancer Specialists & Research Institute LLC, as tenant.  At acquisition, each lease had approximately eight years left in the initial term, exclusive of renewal options. The following table presents the details of the tangible and intangible assets acquired and liabilities assumed:

Land and site improvements	$3,893
Building and tenant improvements	12,955
In-place leases	831
Leasing costs	539
Total purchase price	$18,218

Cape Girardeau Facility

On November 23, 2020, the Company purchased an ambulatory surgery center located in Cape Girardeau, Missouri (the “Cape Girardeau Facility”) for a total purchase price of approximately $7.4 million. Upon closing, the Company assumed the existing lease at the Cape Girardeau Facility with Physicians Alliance, L.C., as tenant.  At acquisition, the lease had a remaining term of approximately six years, exclusive of renewal options. The following table presents the details of the tangible and intangible assets acquired and liabilities assumed:

Land and site improvements	$1,223
Building and tenant improvements	4,865
In-place leases	687
Leasing costs	188
Above-market lease intangibles	387
Total purchase price	$7,350

Yuma Facilities

On December 1, 2020, the Company purchased two medical office buildings located in Yuma, Arizona (the “Yuma Facilities”) for a total purchase price of approximately $7.0 million. Upon closing, the Company assumed the two existing leases at the Yuma Facilities with Yuma Regional Medical Center, as tenant. At acquisition, the leases had a weighted-average remaining term of approximately four years, exclusive of a renewal option. The following table presents the details of the tangible and intangible assets acquired and liabilities assumed:

Land and site improvements	$1,350
Building and tenant improvements	4,989
In-place leases	439
Leasing costs	136
Above-market lease intangibles	65
Total purchase price	$6,979

Las Vegas Facilities

On December 14, 2020, the Company purchased two medical office buildings located in Las Vegas, Nevada (the “Las Vegas Facilities”) for a total purchase price of approximately $7.1 million. Upon closing, the Company entered into new leases with two existing tenants at the Las Vegas Facilities (the “Las Vegas Leases”). The Las Vegas Leases have a term of 12 years, exclusive of renewal options. The following table presents the details of the tangible assets acquired:

Land and site improvements	$311
Building and tenant improvements	6,813
Total purchase price	$7,124

Pensacola Facilities

On December 29, 2020, the Company purchased three medical office buildings located in Pensacola, Florida (the “Pensacola Facilities”) for a total purchase price of approximately $9.1 million. Upon closing, the Company assumed the three existing leases with two tenants at the Pensacola Facilities (the “Pensacola Leases”).  At acquisition, the Pensacola Leases had a weighted-average remaining lease term of approximately nine years, exclusive of renewal options. The following table presents the details of the tangible and intangible assets acquired and liabilities assumed:

Land and site improvements	$2,118
Building and tenant improvements	6,153
In-place leases	456
Leasing costs	325
Total purchase price	$9,052

Venice Facilities

On December 30, 2020, the Company purchased two medical office buildings located in Venice, Florida (the “Venice Facilities”) for a total purchase price of approximately $7.0 million. Upon closing, the Company assumed the two existing leases at the Venice Facilities with Gulf Coast HMA Physician Management, LLC, as tenant.  At acquisition, each lease had approximately five and a half years left in initial term, with no renewal options. The following table presents the details of the tangible and intangible assets acquired and liabilities assumed:

Land and site improvements	$1,895
Building and tenant improvements	4,537
In-place leases	387
Leasing costs	156
Total purchase price	$6,975

Lease Intangible Assets and Liabilities

The following is a summary of the carrying amount of lease intangible assets and liabilities as of the dates presented:

	As of March 31, 2021
		Accumulated
	Cost	Amortization	Net
Assets
In-place leases	$58,284	$(16,682)	$41,602
Above market leases	15,357	(4,514)	10,843
Leasing costs	29,628	(7,178)	22,450
	$103,269	$(28,374)	$74,895
Liability
Below market leases	$10,279	$(2,281)	$7,998

	As of December 31, 2020
		Accumulated
	Cost	Amortization	Net
Assets
In-place leases	$55,561	$(14,592)	$40,969
Above market leases	14,972	(4,023)	10,949
Leasing costs	27,701	(6,284)	21,417
	$98,234	$(24,899)	$73,335
Liability
Below market leases	$10,072	$(1,850)	$8,222

The following is a summary of the acquired lease intangible amortization:

	Three Months Ended
	March 31,
	2021	2020
Amortization expense related to in-place leases	$2,090	$1,333
Amortization expense related to leasing costs	$894	$588
Decrease in rental revenue related to above market leases	$491	$375
Increase in rental revenue related to below market leases	$431	$128

As of March 31, 2021, scheduled future aggregate net amortization of the acquired lease intangible assets and liabilities for each year ended December 31 is listed below:

	Net Decrease	Net Increase
	in Revenue	in Expenses
2021 (nine months remaining)	$(205)	$8,633
2022	(290)	11,294
2023	(324)	10,332
2024	(104)	8,939
2025	(438)	5,919
Thereafter	(1,484)	18,935
Total	$(2,845)	$64,052

As of March 31, 2021, the weighted average amortization periods for asset lease intangibles and liability lease intangibles were 5.2 years and 4.6 years, respectively.

Note 4 – Credit Facility, Notes Payable and Derivative Instruments

Credit Facility

For the three months ended March 31, 2021 and 2020, the Company, the Operating Partnership, as borrower, and certain of its subsidiaries (such subsidiaries, the “Subsidiary Guarantors”) were parties to a $600 million syndicated credit facility with BMO Harris Bank N.A. (“BMO”), as administrative agent (the “Credit Facility”). The Credit Facility consisted of a $350 million term loan component (the “Term Loan”) and a $250 million revolver component (the “Revolver”). Amounts outstanding under the Credit Facility bear interest at a floating rate that is based on LIBOR plus a specified margin based on the Company’s leverage.

On May 3, 2021, the Company amended and restated the Credit Facility to among other things, (i) increase the overall capacity of the facility from $600 million to $750 million, consisting of a $400 million revolver component and a $350 million term loan component, (ii) extend the term of the revolver component to April 2025, with two six-month extension options, and extend the maturity of the term loan component to April 2026, and (iii) implement a new pricing matrix. See Note 10 – “Subsequent Events” for a description of the material terms of the amended and restated Credit Facility (the “Amended and Restated Credit Facility”).

The Company has entered into interest rate swaps to hedge its interest rate risk on the Term Loan. For additional information related to the interest rate swaps, see the “Derivative Instruments - Interest Rate Swaps” section herein. The Company also entered into additional interest rate swaps in connection with the Amended and Restated Credit Facility.  See Note 10 – “Subsequent Events” for a description of these additional interest rate swaps.

During the three months ended March 31, 2021, the Company borrowed $50,100 under the Credit Facility and repaid $151,800, for a net amount repaid of $101,700. During the three months ended March 31, 2020, the Company borrowed $81,700 under the Credit Facility and repaid $3,600 for a net amount borrowed of $78,100. Interest expense incurred on the Credit Facility was $3,852 and $3,585, for the three months ended March 31, 2021 and 2020, respectively.

As of March 31, 2021 and December 31, 2020, the Company had the following outstanding borrowings under the Credit Facility:

	March 31, 2021	December 31, 2020
Revolver	$73,500	$175,200
Term Loan	350,000	350,000
Less: Unamortized debt issuance costs	(3,284)	(3,559)
Credit Facility, net	$420,216	$521,641

Costs incurred related to the Credit Facility, net of accumulated amortization, are netted against the Company’s “Credit Facility, net of unamortized debt issuance costs” balance in the accompanying Condensed Consolidated Balance Sheets. The Company paid $74 and $44 related to modifications to the Credit Facility as well as fees related to adding properties to the borrowing base during the three months ended March 31, 2021 and 2020, respectively. Amortization expense incurred was $349 and $269 for the three months ended March 31, 2021 and 2020, respectively, and is included in the “Interest Expense” line item in the accompanying Condensed Consolidated Statements of Operations.

Reference Rate Reform

On March 5, 2021, the Financial Conduct Authority (“FCA”) announced that USD LIBOR will no longer be published after June 30, 2023. This announcement has several implications, including setting the spread that may be used to automatically convert contracts from LIBOR to the Secured Overnight Financing Rate ("SOFR").  Additionally, banking regulators are encouraging banks to discontinue new LIBOR debt issuances by December 31, 2021.

The Company anticipates that LIBOR will continue to be available at least until June 30, 2023.  Any changes adopted by the FCA or other governing bodies in the method used for determining LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR. If that were to occur, our interest payments could change. In addition, uncertainty about the extent and manner of future changes may result in interest rates and/or payments that are higher or lower than if LIBOR were to remain available in its current form.

The Company has interest rate swaps that are indexed to LIBOR and is monitoring and evaluating the related risks.  These risks arise in connection with transitioning contracts to an alternative rate, including any resulting value transfer that may occur, and are likely to vary by contract. The value of loans, securities, or derivative instruments tied to LIBOR, as well as interest rates on our current or future indebtedness, may also be impacted if LIBOR is limited or discontinued.  For some instruments the method of transitioning to an alternative reference rate may be challenging, especially if the Company cannot agree with the respective counterparty about how to make the transition.

While the Company expects LIBOR to be available in substantially its current form until at least the end of June 30, 2023, it is possible that LIBOR will become unavailable prior to that point. This could result, for example, if sufficient banks decline to make submissions to the LIBOR administrator. In that case, the risks associated with the transition to an alternative reference rate will be accelerated and magnified.

Alternative rates and other market changes related to the replacement of LIBOR, including the introduction of financial products and changes in market practices, may lead to risk modeling and valuation challenges, such as adjusting interest rate accrual calculations and building a term structure for an alternative rate.

The introduction of an alternative rate also may create additional basis risk and increased volatility as alternative rates are phased in and utilized in parallel with LIBOR.

Adjustments to systems and mathematical models to properly process and account for alternative rates will be required, which may strain the model risk management and information technology functions and result in substantial incremental costs for the Company.

Notes Payable, Net of Debt Issuance Costs

The Company’s notes payable, net, includes four loans: (1) the Rosedale Loan, (2) the Dumfries Loan, (3) the Cantor Loan, and (4) the West Mifflin Loan, described in detail below. The following table sets forth the aggregate balances of these loans as of March 31, 2021 and December 31, 2020.

	March 31, 2021	December 31, 2020
Notes payable, gross	$66,349	$66,349
Unamortized debt issuance costs	(772)	(835)
Cumulative principal repayments	(767)	(577)
Notes payable, net	$64,810	$64,937

Amortization expense incurred related to the debt issuance costs was $63 and $33 for the three months ended March 31, 2021 and 2020, respectively, and is included in the “Interest Expense” line item in the accompanying Condensed Consolidated Statements of Operations.

Rosedale Loan

On July 31, 2020, in connection with its acquisition of the Rosedale Facilities, the Company, through certain of its wholly owned subsidiaries, as borrowers, entered into a loan with FVCbank with a principal balance of $14,800 (the “Rosedale Loan”). The Rosedale Loan has an annual interest rate of 3.85% and matures on July 31, 2025 with principal and interest payable monthly based on a 25-year amortization schedule. The Company, at its option, may prepay the loan, subject to a prepayment fee.

The Company made principal payments of $91 during the three months ended March 31, 2021. The loan balance as of March 31, 2021 was $14,600.  Interest expense incurred on this loan was $141 for the three months ended March 31, 2021.

As of March 31, 2021, scheduled principal payments due for each year ended December 31 were as follows:

2021 (nine months remaining)	$270
2022	376
2023	391
2024	405
2025	13,158
Total	$14,600

Dumfries Loan

On April 27, 2020, in connection with its acquisition of the Dumfries Facility, the Company, through a wholly-owned subsidiary, assumed a CMBS loan with a principal amount of $12,074 (the “Dumfries Loan”). The Dumfries Loan has an annual interest rate of 4.68% and matures on June 1, 2024 with principal and interest payable monthly based on a ten-year amortization schedule. The Company, at its option, may prepay the loan, subject to a prepayment premium.

The Company made principal payments of $69 during the three months ended March 31, 2021. The loan balance as of March 31, 2021 was $11,830.  Interest expense incurred on this loan was $138 for the three months ended March 31, 2021.

As of March 31, 2021, scheduled principal payments due for each year ended December 31 were as follows:

2021 (nine months remaining)	$206
2022	288
2023	302
2024	11,034
Total	$11,830

Cantor Loan

On March 31, 2016, through certain of its wholly owned subsidiaries (the “GMR Loan Subsidiaries”), the Company entered into a $32,097 CMBS loan (the “Cantor Loan”). The Cantor Loan has a maturity date of April 6, 2026 and an annual interest rate of 5.22%. The Cantor Loan required interest-only payments through March 31, 2021 and following that date, requires principal and interest based on a 30-year amortization schedule. Prepayment can only occur within four months prior to the maturity date, subject to earlier defeasance. The Cantor Loan is secured by the assets of the GMR Loan Subsidiaries.

The loan balance as of March 31, 2021 and December 31, 2020 was $32,097. Interest expense incurred on this loan was $419   and $423 for the three months ended March 31, 2021 and 2020, respectively.

As of March 31, 2021, scheduled principal payments due for each year ended December 31 were as follows:

2021 (nine months remaining)	$282
2022	447
2023	471
2024	492
2025	523
Thereafter	29,882
Total	$32,097

West Mifflin Loan

On September 25, 2015, the Company, through a wholly-owned subsidiary, as borrower, entered into a $7,378 term loan with Capital One. On September 25, 2020, the Company and Capital One amended the terms of the loan to extend the maturity date to September 25, 2021 and increase the interest rate to 4.25% per annum. The West Mifflin facility serves as collateral for the loan.

The Company made principal payments of $30 and $35 during the three months ended March 31, 2021 and 2020, respectively. The loan balance as of March 31, 2021 and December 31, 2020 was $7,055 and $7,085, respectively. Interest expense incurred on this loan was $75 and $68 for the three months ended March 31, 2021 and 2020, respectively.

Derivative Instruments - Interest Rate Swaps

As of March 31, 2021, the Company had the following six interest rate swaps that are used to manage its interest rate risk and fix the LIBOR component of certain of its floating rate debt on a weighted average basis at 1.91% through August 2023:

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

The fair value of the Company’s interest rate swaps was a net liability of $14,467 and $18,086 as of March 31, 2021 and December 31, 2020, respectively. The gross balances are included in the “Derivative Asset” and “Derivative Liability” line items on the Company’s Condensed Consolidated Balance Sheets as of March 31, 2021 and December 31, 2020, respectively.

The table below details the components of the loss presented on the accompanying Condensed Consolidated Statements of Comprehensive Income (Loss) recognized on the Company’s interest rate swaps designated as cash flow hedges for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020

Amount of (gain) loss recognized in other comprehensive income (loss)	$(2,082)	$14,466
Amount of loss reclassified from accumulated other comprehensive loss into interest expense	(1,549)	(508)
Total change in accumulated other comprehensive loss	$(3,631)	$13,958

During the next twelve months, the Company estimates that an additional $6,173 will be reclassified as an increase to interest expense. Additionally, during the three months ended March 31, 2021, the Company recorded total interest expense in its Condensed Consolidated Statements of Operations of $5,037.

In connection with the Amended and Restated Credit Facility, the Company entered into additional interest rate swaps. See Note – 10 “Subsequent Events” for a description of those additional interest rate swaps.

Weighted-Average Interest Rate and Term

The weighted average interest rate and term of the Company’s debt was 3.66% and 2.58 years at March 31, 2021, compared to 3.17% and 2.79 years as of December 31, 2020.

Note 5 – Equity

Preferred Stock

The Company’s charter authorizes the issuance of 10,000 shares of preferred stock, par value $0.001 per share. As of March 31, 2021 and December 31, 2020, there were 3,105 shares of Series A Cumulative Redeemable Preferred Stock (“Series A Preferred Stock”), issued and outstanding. The Series A Preferred Stock has a liquidation preference of $25 per share.

Preferred stock dividend activity for the three months ended March 31, 2021 is summarized in the following table:

		Applicable		Quarterly		Dividends
Date Announced	Record Date	Quarter	Payment Date	Dividend		per Share

December 16, 2020	January 15, 2021	Q4 2020	February 1, 2021	$1,455		$0.46875
March 3, 2021	April 15, 2021	Q1 2021	April 30, 2021	$1,455	(1)	$0.46875
(1)	Two months of this amount, equal to $970, was accrued at March 31, 2021.

The holders of the Series A Preferred Stock are entitled to receive dividend payments only when, as and if declared by the Company’s board of directors (the “Board”) (or a duly authorized committee of the Board). Dividends will accrue or be payable in cash from the original issue date, on a cumulative basis, quarterly in arrears on each dividend payment date at a fixed rate per annum equal to 7.50% of the liquidation preference of $25.00 per share (equivalent to $1.875 per share on an annual basis). Dividends on the Series A Preferred Stock will be cumulative and will accrue whether or not (i) funds are legally available for the payment of those dividends, (ii) the Company has earnings or (iii) those dividends are declared by the Board. The quarterly dividend payment dates on the Series A Preferred Stock are January 31, April 30, July 31 and October 31 of each year. During each of the three-month periods ended March 31, 2021 and 2020, the Company paid preferred dividends of $1,455.

Common Stock

The Company has 500,000 authorized shares of common stock, $0.001 par value. As of March 31, 2021 and December 31, 2020, there were 60,794 and 49,461 outstanding shares of common stock, respectively.

Common stock dividend activity for the three months ended March 31, 2021 is summarized in the following table:

		Applicable		Dividend	Dividends
Date Announced	Record Date	Quarter	Payment Date	Amount(1)	per Share

December 16, 2020	December 28, 2020	Q4 2020	January 11, 2021	$10,573	$0.20
March 3, 2021	March 24, 2021	Q1 2021	April 8, 2021	$13,260	$0.205
(1)	Includes distributions on outstanding LTIP Units and OP Units.

During the three months ended March 31, 2021 and 2020, the Company paid total dividends on its common stock, LTIP Units and OP Units in the aggregate amount of $11,315 and $10,031, respectively.

As of March 31, 2021 and December 31, 2020, the Company had accrued dividend balances of $252 and $927 for dividends payable on the aggregate annual and long-term LTIP Units that are subject to retroactive receipt of dividends on the amount of LTIP Units ultimately earned. During the three months ended March 31, 2021, $67 of dividends were accrued and $742 of dividends were paid related to these units. During the three months ended March 31, 2020, $279 of dividends were accrued and $490 of dividends were paid related to these units.

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

Capital Raising Activity

On March 18, 2021, the Company closed an underwritten public offering of its common stock, including the related option to purchase additional shares granted to the underwriters. These transactions resulted in the issuance of 8,625 shares of the Company’s common stock at a public offering price of $13.30 per share, resulting in net proceeds to the Company of $109,550.

During the three months ended March 31, 2021, the Company generated net proceeds of $34,880 through at-the-market ("ATM") equity issuances of 2,709 shares of the Company’s common stock at an average offering price of $13.07 per share.

OP Units

During the three months ended March 31, 2021, there were no OP Unit redemptions. During year ended December 31, 2020, four OP Unit holders redeemed an aggregate of 1,379 OP Units for shares of the Company’s common stock with an aggregate redemption value of $17,882.

As of March 31, 2021 and December 31, 2020, there were 1,764 OP Units issued and outstanding with an aggregate value of $9,999. The OP Unit value at issuance and redemption is based on the Company’s closing share price on the date of the respective transaction and is included as a component of noncontrolling interest equity in the Company’s Condensed Consolidated Balance Sheets as of March 31, 2021 and December 31, 2020. The Company has sufficient shares of common stock authorized pursuant to its charter to cover the redemption of outstanding OP Units.

Note 6 – Related Party Transactions

Management Agreement

On July 9, 2020, the Company completed the management internalization transaction. Prior to the completion of this transaction, the Company was subject to a management agreement dated July 1, 2016, by and between the Company and its former advisor.

Management Fees and Accrued Management Fees

For the three months ended March 31, 2020, management fees of $2,002 were incurred and expensed by the Company. No incentive management fee was incurred by the Company during the three months ended March 31, 2020.

Related Party Balances

The due from related parties balance as of March 31, 2021 and December 30, 2020 was $229 and $103, respectively. These balances primarily consist of taxes paid on behalf of LTIP Unit holders that are reimbursable to the Company. The Company had no amounts due to related parties as of March 31, 2021 and December 31, 2020.

Pro Forma Financial Information

On July 9, 2020, the Company acquired all of the outstanding shares of capital stock of the parent company of its former advisor. The accompanying Condensed Consolidated Statements of Operations for the three months ended March 31, 2021 include the operations of the business acquired for the full three-month period. The table below presents the unaudited revenue and net income attributable to common stockholders on a pro forma basis for the three months ended March 31, 2020, as if the transaction occurred on January 1, 2020. The pro forma results are not necessarily indicative of the results that would have occurred if the business combination had occurred on the first day of the period presented, nor does the pro forma information purport to represent the results of operations for future periods.

Three Months Ended
March 31, 2020
(unaudited, in thousands)

Pro forma total revenue	$21,649
Pro forma net income attributable to common stockholders	$1,942

Note 7 – Stock-Based Compensation

2016 Equity Incentive Plan

The 2016 Equity Incentive Plan, as amended (the “Plan”), is intended to assist the Company and its affiliates in recruiting and retaining employees of the Company, members of the Board, executive officers of the Company, and individuals who provide services to the Company and its affiliates.

The Plan is intended to permit the grant of both qualifying and non-qualified options and the grant of stock appreciation rights, restricted stock, unrestricted stock, awards of restricted stock units, performance awards and other equity-based awards (including LTIP Units). Based on the grants outstanding as of March 31, 2021, there were 34 shares of common stock that remain available to be granted under the Plan. Units subject to awards under the Plan that are forfeited, cancelled, lapsed, settled in cash or otherwise expired (excluding shares withheld to satisfy exercise prices or tax withholding obligations) are available for grant.

Time-Based Grants

During the three months ended March 31, 2021, pursuant to the recommendation of the Compensation Committee of the Board (the “Compensation Committee”), the Board approved the following LTIP Unit activity:

		Number of
Date	Description	Units Issued	Vesting Dates

March 2, 2021	Final awards under the 2018 Long-Term Incentive Plan	220	50% on March 2, 2021; and
			50% on March 2, 2022

March 2, 2021	Final awards under the 2020 Annual Incentive Plan	267	50% on March 2, 2021; and
			50% on March 2, 2022

A detail of the Company’s outstanding time-based LTIP Units as of March 31, 2021 is as follows:

Vested units	1,288
Unvested units	838
LTIP Units outstanding as of March 31, 2021	2,126

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

A detail of the Company’s Long-Term Awards under the 2019 and 2020 programs, and the Annual Awards and Long-Term Awards under the 2021 program as of March 31, 2021 is as follows:

2019 Long-Term Awards	82
2020 Long-Term Awards	70
2021 Annual Awards (1)	92
2021 Long-Term Awards (2)	76
Total target performance awards as of March 31, 2021	320
(1)	Approved by the Board on March 2, 2021. The number of target LTIP Units was based on the average closing price of the Company’s common stock reported on the New York Stock Exchange (“NYSE”) over the 15 trading days preceding the grant date.
(2)	Approved by the Board on March 2, 2021. The number of target LTIP Units was based on the fair value of the Long-Term Awards as determined by an independent valuation consultant.

Annual Awards. The Annual Awards are subject to the terms and conditions of LTIP Annual Award Agreements (“LTIP Annual Award Agreements”) between the Company and each grantee.

The Compensation Committee and Board established performance goals for the year ending December 31, 2021, as set forth in the 2021 LTIP Annual Award Agreements (the “Performance Goals”) that will be used to determine the number of LTIP Units earned by each grantee. As of March 31, 2021, management estimated that the Performance Goals would be met at a 100% level and, accordingly, estimated that 100% of the 2021 target Annual Awards were expected to be earned at the end of the performance period. Cumulative stock-based compensation expense during the three months ended March 31, 2021 reflects management’s estimate that 100% of these awards will be earned. As soon as reasonably practicable following the first anniversary of the Annual Awards grant date, the Compensation Committee and Board will determine the extent to which the Company has achieved each of the Performance Goals (expressed as a percentage) and, based on such determination, will calculate the number of LTIP Units that each grantee is entitled to receive. Each grantee may earn up to 150% of the number of his/her target LTIP Units. Any 2021 Annual Award LTIP Units that are not earned will be forfeited and cancelled.

Vesting. LTIP Units that are earned as of the end of the applicable performance period will be subject to vesting, subject to continued employment through each vesting date, in two installments as follows: 50% of the earned LTIP Units will become vested on the date in 2022 that the Board approves the number of LTIP Units to be awarded pursuant to the performance components set forth in the 2021 LTIP Annual Award Agreements and 50% of the earned LTIP Units become vested on the one year anniversary of the initial vesting date. Vesting may be accelerated under certain circumstances such as a “change-in-control” transaction or a “qualified termination” event.

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

As the Long-Term Awards involve market-based performance conditions, the Company utilizes a Monte Carlo simulation to provide a grant date fair value for expense recognition. The Monte Carlo simulation is a generally accepted statistical technique used, in this instance, to simulate a range of possible future stock prices for the Company and the members of the SNL Healthcare REIT Index (the “Index”) over the Performance Periods. The purpose of this modeling is to use a probabilistic approach for estimating the fair value of the performance share award.

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

Below are details regarding certain of the assumptions for the Long-Term Awards using Monte Carlo simulations:

	2021 Long-Term	2020 Long-Term	2019 Long-Term
	Awards	Awards	Awards

Fair value	$14.86	$13.47	$10.07
Target awards	76	70	82
Volatility	42.37%	28.75%	31.7%
Risk-free rate	0.26%	0.72%	2.5%
Dividend assumption	reinvested	reinvested	reinvested
Expected term in years	3	3	3

The Company incurred stock compensation expense of $1,715 and $922 for the three months ended March 31, 2021 and 2020, respectively, related to the grants awarded under the Plan. Compensation expense is included within “General and Administrative” expense in the Company’s Condensed Consolidated Statements of Operations.

As of March 31, 2021, total unamortized compensation expense related to these awards of approximately $8.5 million is expected to be recognized over a weighted average remaining period of 2.3 years.

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

The Company recognized $27,325 and $21,533 of rental revenue related to operating lease payments for the three months ended March 31, 2021 and 2020, respectively. Of these amounts, $1,374 and $1,484 relate to variable rental revenue. The aggregate annual cash to be received by the Company on the noncancelable operating leases related to its portfolio as of March 31, 2021 is as follows for the subsequent years ended December 31:

2021 (nine months remaining)	$70,193
2022	93,549
2023	91,097
2024	83,921
2025	72,268
Thereafter	388,529
Total	$799,557

Information as Lessee Under ASC Topic 842

The Company has six buildings located on land that is subject to operating ground leases with a weighted average remaining term of approximately 41 years. Rental payments on these leases are adjusted periodically based on either the CPI or on a pre-determined schedule. The monthly payments on a pre-determined schedule are recognized on a straight-line basis over the terms of the respective leases. Changes in the CPI are not estimated as part of our measurement of straight-line rental expense. The Company used a weighted average discount rate of approximately 7.5%, which was derived, using a portfolio approach, from our assessment of the credit quality of the Company and adjusted to reflect secured borrowing, estimated yield curves and long-term spread adjustments over appropriate tenors. Some of the Company’s ground leases contain extension options and, where we determined it was reasonably certain that an extension would occur, they were included in our calculation of the right of use asset and liability. The Company recognized approximately $36 and $42 of ground lease expense, of which $30 and $16 was paid in cash, during the three months ended March 31, 2021 and 2020, respectively.

The following table sets forth the undiscounted cash flows of our scheduled obligations for future lease payments on operating ground leases at March 31, 2021, and a reconciliation of those cash flows to the operating lease liability at March 31, 2021:

2021 (nine months remaining)	$290
2022	409
2023	174
2024	129
2025	129
Thereafter	4,498
Total	5,629
Discount	(2,733)
Lease liability	$2,896

Tenant Concentration

During the three months ended March 31, 2021, the Company’s rental revenues were derived from 117 tenants leasing 90 facilities. During this period there were no tenants with rental revenue that exceeded 10% of the Company’s rental revenue.

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

Note 10 – Subsequent Events

On May 3, 2021, the Company entered into the Amended and Restated Credit Facility to, among other things, (i) increase the overall capacity of the facility from $600 million to $750 million, consisting of a $400 million revolver component and a $350 million term loan component, (ii) convert the facility from a secured facility to an unsecured facility, (iii) extend the maturity of the revolver component to May 2025, with two six-month extension options, and extend the maturity of the term loan component to May 2026, and (iv) implement a new pricing matrix. The Amended and Restated Credit Facility also includes a $500 million accordion feature.

The Amended and Restated Credit Facility has a number of financial covenants, including, among other things, the following as of the end of each fiscal quarter, (i) a maximum consolidated unsecured leverage ratio of less than 60%, (ii) a maximum consolidated secured leverage ratio of less than 30%, (iii) a maximum consolidated secured recourse leverage ratio of less than 10%, (iv) a minimum fixed charge coverage ratio of 1.50:1.00, (v) a minimum unsecured interest coverage ratio of 1.50:1.00, (vi) a maximum consolidated leverage ratio of less than 60%, and (vii) a minimum net worth of $345 million plus 75% of all net proceeds raised through equity offerings subsequent to December 31, 2020. As of May 3, 2021, management believed it was in compliance with all of the financial and non-financial covenants contained in the Amended and Restated Credit Facility.

In addition, on May 4, 2021, the Company entered into five forward starting interest rate swaps that will fix the LIBOR component on the term loan component of the Amended and Restated Credit Facility through May 2026. Currently, the Company’s interest rate swaps fix the LIBOR component of the term loan at a rate of 1.91% through August 2023. Subsequently, from August 2023 to August 2024 the LIBOR component of the term loan rate will be fixed at 1.61%.  Finally, from August 2024 to May 2026 the LIBOR component of the term loan rate will be fixed at 1.45%.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our financial statements, including the notes to those financial statements, included elsewhere in this Quarterly Report on Form 10-Q (this “Report”). Some of the comments we make in this section are forward-looking statements within the meaning of the federal securities laws. For a complete discussion of forward-looking statements, see the section below entitled “Special Note Regarding Forward-Looking Statements.” Certain risk factors may cause actual results, performance or achievements to differ materially from those expressed or implied by the following discussion. For a discussion of such risk factors, see Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2020, that was filed with the U.S. Securities and Exchange Commission (the “SEC” or the “Commission”) on March 8, 2021 and Item 1A. Risk Factors in this Report. Unless otherwise indicated, all dollar and share amounts in the following discussion are presented in thousands.

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

Forward-looking statements involve numerous risks and uncertainties and you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data or methods which may be incorrect or imprecise and we may not be able to realize them. We do not guarantee that the transactions and events described will happen as described (or that they will happen at all). The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

●	the effects of the ongoing novel coronavirus (“COVID-19”) pandemic, which are highly uncertain, cannot be predicted and will depend upon future developments, including the severity of COVID-19, the duration of the outbreak and potential resurgences, the duration of existing or new social distancing and shelter-in-place orders, further mitigation strategies taken by applicable government authorities, the availability and distribution of vaccines, adequate testing and treatments and the prevalence of widespread immunity to COVID-19;
●	defaults on or non-renewal of leases by tenants;
●	our ability to collect rents;
●	our ability to satisfy the covenants in our existing and any future debt agreements;
●	decreased rental rates or increased vacancy rates, including expected rent levels on acquired properties;
●	difficulties in identifying healthcare facilities to acquire and completing such acquisitions;
●	adverse economic or real estate conditions or developments, either nationally or in the markets in which our facilities are located;
●	our failure to generate sufficient cash flows to service our outstanding obligations;
●	fluctuations in interest rates and increased operating costs;
●	our failure to effectively hedge our interest rate risk;
●	our ability to satisfy our short and long-term liquidity requirements;
●	our ability to deploy the debt and equity capital we raise;
●	our ability to raise additional equity and debt capital on terms that are attractive or at all;
●	our ability to make distributions on shares of our common and preferred stock;
●	expectations regarding the timing and/or completion of any acquisition;
●	general volatility of the market price of our common and preferred stock;
●	changes in our business or our investment or financing strategy;
●	our dependence upon key personnel whose continued service is not guaranteed;
●	our ability to identify, hire and retain highly qualified personnel in the future;
●	the degree and nature of our competition;
●	changes in healthcare laws, governmental regulations, tax rates and similar matters;

●	changes in current healthcare and healthcare real estate trends;
●	changes in expected trends in Medicare, Medicaid and commercial insurance reimbursement trends;
●	competition for investment opportunities;
●	our failure to successfully integrate acquired healthcare facilities;
●	our expected tenant improvement expenditures;
●	changes in accounting policies generally accepted in the United States of America (“GAAP”);
●	lack of or insufficient amounts of insurance;
●	other factors affecting the real estate industry generally;
●	changes in the tax treatment of our distributions;
●	our failure to qualify and maintain our qualification as a real estate investment trust (“REIT”) for U.S. federal income tax purposes;
●	our ability to qualify for the safe harbors from the “100% Prohibited Transactions Tax” under the REIT rules with respect to our property dispositions; and
●	limitations imposed on our business and our ability to satisfy complex rules relating to REIT qualification for U.S. federal income tax purposes.

See Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2020 and Item 1A. Risk Factors in this Report for further discussion of these and other risks, as well as the risks, uncertainties and other factors discussed in this Report and identified in other documents we may file with the SEC from time to time. You should carefully consider these risks before making any investment decisions in our company. New risks and uncertainties may also emerge from time to time that could materially and adversely affect us. While forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance. We disclaim any obligation to update or revise any forward-looking statement to reflect changes in underlying assumptions or factors, of new information, data or methods, future events or other changes after the date of this Report, except as required by applicable law. You should not place undue reliance on any forward-looking statements that are based on information currently available to us or the third parties making the forward-looking statements.

Overview

Global Medical REIT Inc. (the “Company,” “us,” “we,” or “our”) is a Maryland corporation engaged primarily in the acquisition of purpose-built healthcare facilities and the leasing of those facilities to strong healthcare systems and physician groups with leading market share.

We elected to be taxed as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2016. We conduct our business through an umbrella partnership real estate investment trust, or UPREIT, structure in which our properties are owned by wholly owned subsidiaries of our operating partnership, Global Medical REIT L.P. (the “Operating Partnership”). Our wholly owned subsidiary, Global Medical REIT GP LLC, is the sole general partner of our Operating Partnership and, as of March 31, 2021, we owned 93.99% of the outstanding equity interests in our Operating Partnership.

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

Corporate Sustainability and Social Responsibility

Our business values integrate environmental sustainability, social responsibility and strong governance practices throughout our organization.

We continue to improve and expand our efforts in the corporate sustainability arena. During 2020 we focused on tenant outreach and data collection in order to benchmark our portfolio’s energy consumption and efficiency. We completed our inaugural GRESB submission and established an ESG working group that includes a full-time employee dedicated to our environmental endeavors. We also engaged a third-party expert to assist with this project.

During the COVID-19 pandemic, our employee engagement has remained a high-priority, as we continue to make accommodations for health, safety, and work-life balance to ensure our team has the most support during this difficult time. We continue to modestly grow our team and have experienced no turnover during the pandemic.

Our Board of Directors (the “Board”) continues to lead our social and governance efforts. With its diverse composition, our Board is a strong example of inclusive leadership. From a governance perspective, the Board has continued to adopt policies with best practices in mind and has joined the National Association of Corporate Directors, a membership association chartered to increase board strategic awareness and enhance continuous improvement and effectiveness.

Climate Change

We take climate change and the risks associated with climate change seriously. Though we are at our benchmarking and data collecting phase, we are committed to aligning our investment strategy with science. To that end we are exploring ways to more thoroughly integrate mitigation of climate risk, should it be present, in our acquisition strategy, as well as ways to contribute to the reduction of climate impact through proactive asset management that looks for ways to incorporate renewable energy resources and energy utilization reduction. We stand with our communities, tenants, and stockholders in supporting meaningful solutions that address this global challenge and contribute to the sustainability of our business objectives.

Impact of COVID-19 and Business Outlook

Although COVID-19 vaccines are starting to become widely available in the United States, the COVID-19 pandemic has not ended and its effects on the U.S. economy will have lasting effects. Although the COVID-19 pandemic did not have a material effect on our business in 2020 and the first quarter of 2021, a resurgence of COVID-19 that affects our tenants’ ability to pay rent to us, our lenders’ ability to lend to us, or our ability to raise equity capital could have a material adverse effect on us.

Executive Summary

The following table summarizes the material changes in our financial statements during the periods presented:

	Three Months Ended March 31,
	2021	2020

	(in thousands, except per share and unit amounts)
Rental revenue	$27,325	$21,533
Depreciation and amortization expense	$10,853	$7,757
Interest expense	$5,037	$4,378
General and administrative expense	$4,383	$1,839

Net income attributable to common stockholders per share	$0.03	$0.03
FFO per share and unit(1)	$0.23	$0.19
AFFO per share and unit(1)	$0.24	$0.20
Dividends per share of common stock	$0.205	$0.20

Weighted average common stock outstanding	52,671	44,182
Weighted average OP Units outstanding	1,764	2,772
Weighted average LTIP Units outstanding	1,882	920
Total weighted average shares and units outstanding	56,317	47,874
(1)	See “—Non-GAAP Financial Measures,” for a description of our non-GAAP financial measures and a reconciliation of our non-GAAP financial measures.

	As of
	March 31,	December 31,
	2021	2020

	(dollars in thousands)
Investment in real estate, gross	$1,186,475	$1,142,905
Total debt, net	$485,026	$586,578
Weighted average interest rate	3.66%	3.17%
Total equity (including noncontrolling interest)	$595,819	$457,760
Net leasable square feet	3,816,397	3,694,865

Our Properties

During the three months ended March 31, 2021, we completed four acquisitions encompassing an aggregate of 120,032 leasable square feet for an aggregate contractual purchase price of $42.8 million with an aggregate annualized base rent of $3.3 million. As of March 31, 2021, our portfolio consisted of gross investment in real estate of $1.2 billion, which was comprised of 90 facilities with an aggregate of 3.8 million leasable square feet and an aggregate $91.4 million of annualized base rent.

Capital Raising Activity

On March 18, 2021, we closed an underwritten public offering of our common stock, including the related option to purchase additional shares granted to the underwriters. These transactions resulted in the issuance of 8.6 million shares of our common stock at a public offering price of $13.30 per share, generating gross proceeds of $114.7 million.

During the three months ended March 31, 2021, we generated gross proceeds of $35.4 million through at-the-market ("ATM") equity issuances of 2.7 million shares of our common stock at an average offering price of $13.07 per share.

Debt Activity

During the three months ended March 31, 2021, we borrowed $50.1 million under our credit facility and repaid $151.8 million, for a net amount repaid of $101.7 million. As of March 31, 2021, the net outstanding credit facility balance was $420.2 million.

Recent Developments

Closing of Amended and Restated Credit Facility

On May 3, 2021, the Company entered into an amended and restated credit facility (the “Amended and Restated Credit Facility”) to, among other things, (i) increase the overall capacity of the facility from $600 million to $750 million, consisting of a $400 million revolver component and a $350 million term loan component, (ii) extend the term of the revolver component to May 2025, with two six-month extension options, and extend the maturity of the term loan component to May 2026, (iii) convert the facility from a secured to an unsecured facility and (iv) implement a new pricing matrix. The Amended and Restated Credit Facility includes a $500 million accordion feature.  In addition, on May 4, 2021, the Company entered into five forward starting interest rate swaps that will fix the LIBOR component on the term loan component of the Amended and Restated Credit Facility through May 2026. Currently, the Company’s interest rate swaps fix the LIBOR component of the term loan at a rate of 1.91% through August 2023. Subsequently, from August 2023 to August 2024 the LIBOR component of the term loan rate will be fixed at 1.61%.  Finally, from August 2024 to May 2026 the LIBOR component of the term loan rate will be fixed at 1.45%.

Completed Acquisitions Subsequent to March 31, 2021

Since March 31, 2021, we have completed five acquisitions encompassing an aggregate of 188,016 leasable square feet for an aggregate purchase price of $58.2 million with annualized base rent of $4.2 million.

Properties Under Contract

We have three properties under contract for an aggregate purchase price of approximately $32.3 million. We are currently in the due diligence period for our properties under contract. If we identify problems with any of these properties or the operators of any properties during our due diligence review, we may not close the transactions on a timely basis or we may terminate the purchase agreements and not close the transactions.

Trends Which May Influence Our Results of Operations

We believe the following trends may positively impact our results of operations:

●	Growing healthcare expenditures. According to the U.S. Department of Health and Human Services, overall healthcare expenditures are expected to grow at an average rate of 5.5% per year through 2027. We believe the long-term growth in healthcare expenditures will help maintain or increase the value of our healthcare real estate portfolio.

●	An aging population. According to the 2010 U.S. Census, the segment of the population consisting of people 65 years or older comprise the fastest growing segment of the overall U.S. population. We believe this segment of the U.S. population will utilize many of the services provided at our healthcare facilities such as orthopedics, cardiac, gastroenterology and rehabilitation.

●	A continuing shift towards outpatient care. According to the American Hospital Association, patients are demanding more outpatient operations. We believe this shift in patient preference from inpatient to outpatient facilities will benefit our tenants as most of our properties consist of outpatient facilities.

●	Physician practice group and hospital consolidation. We believe the trend towards physician group consolidation will serve to strengthen the credit quality of our tenants if our tenants merge or are consolidated with larger health systems.

We believe the following trends may negatively impact our results of operations:

●	Increased competition for acquisition opportunities. We face increased competition for our target asset classes from both private funds and other public REITs. Medical office properties have proven to be a resilient asset class during the COVID-19 pandemic as many tenants of such properties continued to pay rent during the pandemic, which was not the case for many other types of commercial real estate. Given the resiliency of medical office buildings, many real estate funds are now competing for acquisition opportunities in medical real estate, which will cause a decrease in overall capitalization rates and make it more difficult for us to locate acquisition opportunities that meet our investment and return criteria.

●	Continuation of the COVID-19 pandemic – Although COVID-19 vaccines are currently being distributed and administered in the U.S., it is unclear when or if the COVID-19 pandemic will subside and the U.S. economy will recover. Although many of our tenants are continuing to operate during the pandemic, it is unclear when/if our tenants will return to pre-COVID-19 patient volumes. Although we do not believe the current state of the COVID-19 pandemic will negatively affect our ability to collect rents in the near term, a prolonged pandemic or resurgence could put additional strain on our tenants and could affect their ability to pay rents to us.
●	Changes in third party reimbursement methods and policies. Even prior to the COVID-19 pandemic, the price of healthcare services was increasing, and we believed that third-party payors, such as Medicare and commercial insurance companies, would continue to scrutinize and reduce the types of healthcare services eligible for, and the amounts of, reimbursement under their health insurance plans. Additionally, many employer-based insurance plans were continuing to increase the percentage of insurance premiums for which covered individuals are responsible. We expect these trends will only be exacerbated by the COVID-19 pandemic, as federal and state budgets are likely to be under tremendous stress due to the pandemic, which could affect government-sponsored insurance plans. If these trends continue, our tenants’ businesses will continue to be negatively affected, which may impact their ability to pay rent to us.

Critical Accounting Policy

The preparation of financial statements in conformity with GAAP requires us to use judgment in the application of accounting policies, including making estimates and assumptions. We base estimates on the best information available to us at the time, our experience and on various other assumptions believed to be reasonable under the circumstances. These estimates affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If our judgment or interpretation of the facts and circumstances relating to various transactions or other matters had been different, it is possible that different accounting would have been applied, resulting in a different presentation of our financial statements. From time to time, we re-evaluate our estimates and assumptions. In the event estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current estimates and assumptions about matters that are inherently uncertain. Please refer to our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the Commission on March 8, 2021, for further information regarding the critical accounting policies that affect our more significant estimates and judgments used in the preparation of our condensed consolidated financial statements included in Part I, Item 1 of this Report.

Consolidated Results of Operations

The major factors that resulted in variances in our results of operations for each revenue and expense category for the three months ended March 31, 2021 compared to the same period in 2020 was the increase in the size of our property portfolio and our management internalization transaction. Our total investments in real estate, net of accumulated depreciation and amortization, was $1.1 billion and $910.1 million as of March 31, 2021 and 2020, respectively.

Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020

	Three Months Ended March 31,
	2021	2020	$ Change

	(in thousands)
Revenue
Rental revenue	$27,325	$21,533	$5,792
Other income	24	116	(92)
Total revenue	27,349	21,649	5,700

Expenses
General and administrative	4,383	1,839	2,544
Operating expenses	3,687	2,303	1,384
Management fees – related party	—	2,002	(2,002)
Depreciation expense	7,848	5,836	2,012
Amortization expense	3,005	1,921	1,084
Interest expense	5,037	4,378	659
Management internalization expense	—	504	(504)
Preacquisition expense	66	49	17
Total expenses	24,026	18,832	5,194
Net income	$3,323	$2,817	$506

Revenue

Total Revenue

Total revenue for the three months ended March 31, 2021 was $27.3 million, compared to $21.6 million for the same period in 2020, an increase of $5.7 million. The increase was primarily the result of rental revenue earned from the facilities that we acquired after March 31, 2020, as well as from the recognition of a full three months of rental revenue in 2021 from acquisitions that were completed during the three months ended March 31, 2020. Within that increase, $2.9 million in revenue was recognized from net lease expense recoveries during the three months ended March 31, 2021, compared to $1.9 million for the same period in 2020.

Expenses

General and Administrative

General and administrative expenses for the three months ended March 31, 2021 were $4.4 million, compared to $1.8 million for the same period in 2020, an increase of $2.6 million. The increase was primarily driven by our recognition of compensation-related costs and other administrative expenses that, prior to the management internalization transaction, were the obligation of our former advisor. In addition, this increase was also due to an increase in non-cash LTIP compensation expense, which was $1.7 million for the three months ended March 31, 2021, compared to $0.9 million for the same period in 2020.

Operating Expenses

Operating expenses for the three months ended March 31, 2021 were $3.7 million, compared to $2.3 million for the same period in 2020, an increase of $1.4 million. The increase resulted primarily from $2.9 million of recoverable property operating expenses incurred during the three months ended March 31, 2021, compared to $1.9 million for the same period in 2020.  In addition, our operating expenses included $0.5 million of property operating expenses from gross leases for the three months ended March 31, 2021, compared to $0.2 million for the same period in 2020.

Management Fee Expense – related party

As a result of the management internalization transaction, we incurred no management fee expense for the three months ended March 31, 2021.  Management fee expense was $2.0 million for the three months ended March 31, 2020 and was calculated based on our stockholders’ equity balance.

Depreciation Expense

Depreciation expense for the three months ended March 31, 2021 was $7.8 million, compared to $5.8 million for the same period in 2020, an increase of $2.0 million. The increase resulted primarily from depreciation expense incurred on the facilities that we acquired after March 31, 2020, as well as from the recognition of a full three months of depreciation expense in 2021 from intangible assets recorded during the three months ended March 31, 2020.

Amortization Expense

Amortization expense for the three months ended March 31, 2021 was $3.0 million, compared to $1.9 million for the same period in 2020, an increase of $1.1 million. The increase resulted primarily from amortization expense incurred on intangible assets acquired after March 31, 2020, as well as from the recognition of a full three months of amortization expense in 2021 from intangible assets recorded during the three months ended March 31, 2020.

Interest Expense

Interest expense for the three months ended March 31, 2021 was $5.0 million, compared to $4.4 million for the same period in 2020, an increase of $0.6 million. This increase was due to higher average borrowings during the three months ended March 31, 2021, compared to the same period last year, the proceeds of which were used to partially finance our property acquisitions during that time period.

The weighted average interest rate of our debt for the three months ended March 31, 2021 was 3.17% compared to 3.81% for the three months ended March 31, 2020. Additionally, the weighted average interest rate and term of our debt was 3.66% and 2.58 years at March 31, 2021.

Management Internalization Expense

As a result of the completion of the management internalization transaction in July 2020, we had no management internalization expense for the three months ended March 31, 2021.  Management internalization expense was $0.5 million for the three months ended March 31, 2020.

Net Income

Net income for the three months ended March 31, 2021 was $3.3 million, compared to $2.8 million for the same period in 2020, an increase of $0.5 million.

Assets and Liabilities

As of March 31, 2021 and December 31, 2020, our principal assets consisted of investments in real estate, net, of $1.1 billion and $1.0 billion, respectively. Our liquid assets consisted primarily of cash and cash equivalents and restricted cash of $11.4 million and $10.8 million, as of March 31, 2021 and December 31, 2020, respectively.

The increase in our investments in real estate, net, to $1.1 billion as of March 31, 2021 compared to $1.0 billion as of December 31, 2020, was the result of the four acquisitions that we completed during the three months ended March 31, 2021.

The increase in our cash and cash equivalents and restricted cash balances to $11.4 million as of March 31, 2021, compared to $10.8 million as of December 31, 2020, was primarily due to net proceeds from common equity offerings. Cash inflows were partially offset by funds used to acquire real estate, paydown debt, and dividends paid to our common and preferred stockholders and OP Unit and LTIP Unit holders of our Operating Partnership.

The decrease in our total liabilities to $540.5 million as of March 31, 2021 compared to $643.1 million as of December 31, 2020, was primarily the result of lower net borrowings outstanding during the current period.

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

Our primary sources of cash include rent and reimbursements we collect from our tenants, borrowings under our Amended and Restated Credit Facility, secured term loans, and net proceeds received from equity issuances.  In addition, we may generate cash from property dispositions.

Our long-term liquidity needs consist primarily of funds necessary to pay for acquisitions, capital and tenant improvements at our properties, scheduled debt maturities, general and administrative expenses, operating expenses, and distributions. We expect to satisfy our short and long-term liquidity needs through cash flow from operations, debt financing, sales of additional equity securities, the issuance of OP Units in connection with acquisitions of additional properties, proceeds from select property dispositions and joint venture transactions.

Equity Issuances

On March 18, 2021, we closed an underwritten public offering of our common stock, including the related option to purchase additional shares granted to the underwriters. These transactions resulted in the issuance of 8.6 million shares of our common stock at a public offering price of $13.30 per share, generating gross proceeds of $114.7 million.

During the three months ended March 31, 2021, we generated gross proceeds of $35.4 million through ATM equity issuances of 2.7 million shares of our common stock at an average offering price of $13.07 per share.

Debt Financing

Amended and Restated Credit Facility. As described in “Recent Developments – Closing of Amended and Restated Credit Facility,” the Company entered into the Amended and Restated Credit Facility on May 3, 2021. The Amended and Restated Credit Facility consists of a $350 million term loan component and a $400 million revolver component. The Amended and Restated Credit Facility also contains a $500 million accordion. As of May 3, 2021, we had borrowing capacity under our revolver of approximately $250 million.

The Amended and Restated Credit Facility is an unsecured facility with a term of four years for the revolver component (subject to two, six-month extension options) and a term of five years for the term loan component. The Amended and Restated Credit Facility also contains the following interest rate pricing grid:

	Revolver LIBOR Margin		Term Loan LIBOR Margin
Leverage Based Pricing	Current	Prior	Current	Prior
< 40%	1.25%	N/A	1.20%	N/A
> 40% and < 45%	1.35%	1.40%	1.30%	1.35%
> 45% and < 50%	1.50%	1.65%	1.45%	1.60%
> 50 % and < 55%	1.75%	1.90%	1.70%	1.85%
> 55%	2.00%	2.15%	1.95%	2.10%

As of May 3, 2021, we were subject to a number of financial covenants under the Amended and Restated Credit Facility, including, among other things, the following as of the end of each fiscal quarter, (i) a maximum consolidated unsecured leverage ratio of less than 60%, (ii) a maximum consolidated secured leverage ratio of less than 30%, (iii) a maximum consolidated secured recourse leverage ratio of less than 10%, (iv) a minimum fixed charge coverage ratio of 1.50:1.00, (v) a minimum unsecured interest coverage ratio of 1.50:1.00, (vi) a maximum consolidated leverage ratio of less than 60%, and (vii) a minimum net worth of $345 million plus 75% of all net proceeds raised through equity offerings subsequent to December 31, 2020. As of May 3, 2021, management believed it was in compliance with all of the financial and non-financial covenants contained in the Amended and Restated Credit Facility.

Hedging Instruments. As of March 31, 2021, we had entered into six interest rate swaps with four counterparties to hedge the LIBOR component of our interest rate risk related to the Term Loan. Together, these swaps fix the LIBOR component of the entire $350 million Term Loan on a weighted average basis at 1.91% through August 2023. An aggregate of $200 million of the swaps mature in August 2024 and an additional $150 million matures in August 2023.

In addition, on May 4, 2021, the Company entered into five forward starting interest rate swaps that will fix the LIBOR component on the term loan component of the Amended and Restated Credit Facility through May 2026. From August 2023 to August 2024 the LIBOR component of the term loan rate will be fixed at 1.61%.  Finally, from August 2024 to May 2026 the LIBOR component of the term loan rate will be fixed at 1.45%.

LIBOR Transition. On March 5, 2021, the FCA announced that USD LIBOR will no longer be published after June 30, 2023. This announcement has several implications, including setting the spread that may be used to automatically convert contracts from LIBOR to SOFR.  Additionally, banking regulators are encouraging banks to discontinue new LIBOR debt issuances by December 31, 2021. The Company anticipates that LIBOR will continue to be available at least until June 30, 2023.  The Amended and Restated Credit Facility provides that, on or about the LIBOR cessation date (subject to an early opt-in election), LIBOR shall be replaced as a benchmark rate in the Amended and Restated Credit Facility with a new benchmark rate, with such adjustments as set forth in the Amended and Restated Credit Facility. We are not able to predict when LIBOR will cease to be available or when there will be enough liquidity in the SOFR markets.

Cash Flow Information

Net cash provided by operating activities for the three months ended March 31, 2021 was $15.3 million, compared with $12.3 million for the same period in 2020. The increase during the 2021 period was primarily due to increases in depreciation and amortization expenses and net income for the three months ended March 31, 2021 compared to the same period in 2020.

Net cash used in investing activities for the three months ended March 31, 2021 was $43.8 million, compared with $68.8 million for the same period in 2020. The decrease during the 2021 period was primarily the result of less real estate investment activity in the 2021 period compared to the same period in 2020.

Net cash provided by financing activities for the three months ended March 31, 2021 was $28.9 million, compared with $66.2 million for the same period in 2020. The decrease during the 2021 period was primarily due to net repayments on the Credit Facility and higher dividends paid to our common stockholders, partially offset by net proceeds received from our common stock offerings.

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

In accordance with the National Association of Real Estate Investment Trusts’ (“NAREIT”) definition, FFO means net income or loss computed in accordance with GAAP before noncontrolling interests of holders of OP Units and LTIP Units, excluding gains (or losses) from sales of property and extraordinary items, less preferred stock dividends, plus real estate-related depreciation and amortization (excluding amortization of debt issuance costs and the amortization of above and below market leases), and after adjustments for unconsolidated partnerships and joint ventures. The Company did not record any adjustments for unconsolidated partnerships and joint ventures during the three months ended March 31, 2021 and 2020. Because FFO excludes real estate-related depreciation and amortization (other than amortization of debt issuance costs and above and below market lease amortization expense), the Company believes that FFO provides a performance measure that, when compared period-over-period, reflects the impact to operations from trends in occupancy rates, rental rates, operating costs, development activities and interest costs, providing perspective not immediately apparent from the closest GAAP measurement, net income or loss.

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

A reconciliation of FFO and AFFO for the three months ended March 31, 2021 and 2020 is as follows:

	Three Months Ended March 31,
	2021	2020

	(unaudited, in thousands except per share and unit amounts)
Net income	$3,323	$2,817
Less: Preferred stock dividends	(1,455)	(1,455)
Depreciation and amortization expense	10,826	7,757
FFO	$12,694	$9,119
Amortization of above market leases, net	60	247
Straight line deferred rental revenue	(1,404)	(1,557)
Stock-based compensation expense	1,715	922
Amortization of debt issuance costs and other	425	315
Management internalization expense	—	504
Preacquisition expense	66	49
AFFO	$13,556	$9,599

Net income attributable to common stockholders per share – basic and diluted	$0.03	$0.03
FFO per share and unit	$0.23	$0.19
AFFO per share and unit	$0.24	$0.20

Weighted Average Shares and Units Outstanding – basic and diluted	56,317	47,874

Weighted Average Shares and Units Outstanding:
Weighted Average Common Shares	52,671	44,182
Weighted Average OP Units	1,764	2,772
Weighted Average LTIP Units	1,882	920
Weighted Average Shares and Units Outstanding – basic and diluted	56,317	47,874

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

We may be exposed to the effects of interest rate changes primarily as a result of debt used to acquire healthcare facilities, including borrowings under the Amended and Restated Credit Facility. The analysis below presents the sensitivity of the value of our variable rate financial obligations to selected changes in market interest rates. The range of changes chosen reflects our view of changes which are reasonably possible over a one-year period.

As of March 31, 2021, we had $73.5 million of unhedged floating-rate borrowings outstanding (before the netting of unamortized debt issuance costs). At March 31, 2021, LIBOR on our outstanding floating-rate borrowings was 0.13%. Assuming no increase in the amount of our floating-rate debt, if LIBOR increased 100 basis points, our cash flow would decrease by approximately $0.7 million annually. Assuming no increase in the amount of our floating-rate debt, if LIBOR were reduced 100 basis points, our cash flow would increase by approximately $0.7 million annually.

Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve our objectives, we may borrow at fixed rates or floating rates. As of March 31, 2021, in total we had entered into six interest rate swaps with four counterparties to hedge the LIBOR component of our interest rate risk related to the term loan component of the Amended and Restated Credit Facility (the “Term Loan”). Together, these swaps fix the LIBOR component of the entire $350 million Term Loan on a weighted average basis at 1.91% through August 2023. See Note 4 – “Credit Facility, Notes Payable and Derivative Instruments” for further details on our interest rate swaps. In addition, on May 4, 2021, the Company entered into five forward starting interest rate swaps that will fix the LIBOR component on the term loan component of the Amended and Restated Credit Facility through May 2026. From August 2023 to August 2024 the LIBOR component of the term loan rate will be fixed at 1.61%.  Finally, from August 2024 to May 2026 the LIBOR component of the term loan rate will be fixed at 1.45%.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act that are designed to ensure that information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to management, including the principal executive and financial officer as appropriate, to allow timely decisions regarding required disclosures. Our principal executive officer and principal financial officer evaluated the effectiveness of disclosure controls and procedures as of March 31, 2021 pursuant to Rule 13a-15(b) under the Exchange Act. Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this Report, the

Company’s disclosure controls and procedures were effective to ensure that information required to be included in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

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

Item 1A. Risk Factors

The following supplements and updates the risk factors in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2020. Some statements in this Report, including statements in the following risk factor, constitute forward looking statements. Please refer to Part I, Item 2 of this Report entitled “Special Note Regarding Forward-Looking Statements.”

The physical effects of climate change could have a material adverse effect on our properties.

The physical effects of climate change could have a material adverse effect on our facilities, operations, and business. To the extent climate change causes changes in weather patterns, markets where our properties are located could experience increases in storm intensity, rising sea-levels, and changes in precipitation, temperature, and air quality. Over time, these conditions could result in physical damage to, or declining demand for, our properties or our inability to operate the facilities at all. Climate change may also indirectly affect our business by increasing the cost of (or making unavailable) property insurance on terms we find acceptable, increasing the cost of energy and increasing the risk of flood at our properties. Should the impact of climate change be severe or occur for lengthy periods of time, our financial condition or results of operations could be adversely impacted.

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

10.1*	Form of LTIP Award Agreement (Annual Awards).

10.2*	Form of LTIP Award Agreement (Long-Term Performance Awards).

10.3*	Form of LTIP Award Agreement (Long-Term Time-Based Awards).

10.4*	First Amendment to Employment Agreement, dated January 27, 2021, by and between Inter-American Management LLC and Jeffrey Busch.

10.5*	First Amendment to Employment Agreement, dated January 27, 2021, by and between Inter-American Management LLC and Robert Kiernan.

10.6*	First Amendment to Employment Agreement, dated January 27, 2021, by and between Inter-American Management LLC and Alfonzo Leon.

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

32.1*	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS *	Inline XBRL Instance Document

101.SCH *	Inline XBRL Taxonomy Schema

101.CAL *	Inline XBRL Taxonomy Calculation Linkbase

101.DEF *	Inline XBRL Taxonomy Definition Linkbase

101.LAB *	Inline XBRL Taxonomy Label Linkbase

101.PRE *	Inline XBRL Taxonomy Presentation Linkbase

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101)

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBAL MEDICAL REIT INC.

Date: May 7, 2021	By:	/s/ Jeffrey M. Busch
Jeffrey M. Busch
Chief Executive Officer (Principal Executive Officer)

Date: May 7, 2021	By:	/s/ Robert J. Kiernan
Robert J. Kiernan
Chief Financial Officer (Principal Financial and Accounting Officer)