Form 10-Q
period 2021-06-30
Global Medical REIT Inc.
filed 2021-08-06
CIK 1533615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

The number of shares of the registrant’s common stock outstanding at August 2, 2021 was 64,196,919.

PART I   FINANCIAL INFORMATION

GLOBAL MEDICAL REIT INC.

Condensed Consolidated Balance Sheets

(unaudited and in thousands, except par values)

	As of
	June 30, 2021	December 31, 2020
Assets
Investment in real estate:
Land	$145,424	$128,857
Building	931,510	851,427
Site improvements	17,011	15,183
Tenant improvements	53,730	49,204
Acquired lease intangible assets	112,649	98,234
	1,260,324	1,142,905
Less: accumulated depreciation and amortization	(117,720)	(94,462)
Investment in real estate, net	1,142,604	1,048,443
Cash and cash equivalents	5,821	5,507
Restricted cash	6,549	5,246
Tenant receivables, net	4,886	5,596
Due from related parties	265	103
Escrow deposits	5,531	4,817
Deferred assets	23,050	20,272
Derivative asset	137	—
Goodwill	5,903	5,903
Other assets	5,219	5,019
Total assets	$1,199,965	$1,100,906

Liabilities and Equity
Liabilities:
Credit Facility, net of unamortized debt issuance costs of $8,960 and $3,559 at June 30, 2021 and December 31, 2020, respectively	$442,140	$521,641
Notes payable, net of unamortized debt issuance costs of $706 and $835 at June 30, 2021 and December 31, 2020, respectively	64,620	64,937
Accounts payable and accrued expenses	8,080	7,279
Dividends payable	15,251	12,470
Security deposits	4,385	4,340
Derivative liability	13,814	18,086
Other liabilities	5,983	6,171
Acquired lease intangible liability, net	8,437	8,222
Total liabilities	562,710	643,146
Commitments and Contingencies
Equity:
Preferred stock, $0.001 par value, 10,000 shares authorized; 3,105 issued and outstanding at June 30, 2021 and December 31, 2020, respectively (liquidation preference of $77,625 at June 30, 2021 and December 31, 2020, respectively)	74,959	74,959
Common stock, $0.001 par value, 500,000 shares authorized; 64,197 shares and 49,461 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	64	49
Additional paid-in capital	700,038	504,789
Accumulated deficit	(138,088)	(116,773)
Accumulated other comprehensive loss	(13,784)	(18,219)
Total Global Medical REIT Inc. stockholders' equity	623,189	444,805
Noncontrolling interest	14,066	12,955
Total equity	637,255	457,760
Total liabilities and equity	$1,199,965	$1,100,906

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL MEDICAL REIT INC.

Condensed Consolidated Statements of Operations

(unaudited and in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Revenue
Rental revenue	$28,200	$22,036	$55,525	$43,569
Other income	61	19	85	135
Total revenue	28,261	22,055	55,610	43,704

Expenses
General and administrative	4,285	1,643	8,667	3,482
Operating expenses	3,303	2,336	6,991	4,639
Management fees – related party	—	2,021	—	4,024
Depreciation expense	8,292	6,593	16,140	12,429
Amortization expense	3,135	2,348	6,140	4,269
Interest expense	5,020	4,375	10,057	8,752
Management internalization expense	—	920	—	1,424
Preacquisition expense	62	147	128	196
Total expenses	24,097	20,383	48,123	39,215

Net income	$4,164	$1,672	$7,487	$4,489
Less: Preferred stock dividends	(1,455)	(1,455)	(2,911)	(2,911)
Less: Net income attributable to noncontrolling interest	(156)	(13)	(268)	(120)
Net income attributable to common stockholders	$2,553	$204	$4,308	$1,458

Net income attributable to common stockholders per share – basic and diluted	$0.04	$0.00	$0.08	$0.03

Weighted average shares outstanding – basic and diluted	61,194	45,404	56,956	44,793

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL MEDICAL REIT INC.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(unaudited and in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Net income	$4,164	$1,672	$7,487	$4,489
Other comprehensive income (loss):
Increase (decrease) in fair value of interest rate swap agreements	804	(1,022)	4,435	(14,980)
Total other comprehensive income (loss)	804	(1,022)	4,435	(14,980)
Comprehensive income (loss)	4,968	650	11,922	(10,491)
Less: Preferred stock dividends	(1,455)	(1,455)	(2,911)	(2,911)
Less: Comprehensive (income) loss attributable to noncontrolling interest	(202)	50	(529)	928
Comprehensive income (loss) attributable to common stockholders	$3,311	$(755)	$8,482	$(12,474)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL MEDICAL REIT INC.

Condensed Consolidated Statements of Equity

(unaudited and in thousands, except per share amounts)

For the Six Months Ended June 30, 2021:

								Global
							Accumulated	Medical
					Additional		Other	REIT Inc.	Non-
	Common Stock		Preferred Stock		Paid-in	Accumulated	Comprehensive	Stockholders’	controlling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity	Interest	Equity
Balances, December 31, 2020	49,461	$49	3,105	$74,959	$504,789	$(116,773)	$(18,219)	$444,805	$12,955	$457,760
Net income	—	—	—	—	—	7,219	—	7,219	268	7,487
Issuance of shares of common stock, net	14,685	15	—	—	194,498	—	—	194,513	—	194,513
LTIP Units and OP Units redeemed for common stock	51	—	—	—	751	—	—	751	(751)	—
Change in fair value of interest rate swap agreements	—	—	—	—	—	—	4,435	4,435	—	4,435
Stock-based compensation expense	—	—	—	—	—	—	—	—	3,327	3,327
Dividends to common stockholders ($0.41 per share)	—	—	—	—	—	(25,623)	—	(25,623)	—	(25,623)
Dividends to preferred stockholders ($0.9375 per share)	—	—	—	—	—	(2,911)	—	(2,911)	—	(2,911)
Dividends to noncontrolling interest	—	—	—	—	—	—	—	—	(1,733)	(1,733)
Balances, June 30, 2021	64,197	$64	3,105	$74,959	$700,038	$(138,088)	$(13,784)	$623,189	$14,066	$637,255

For the Three Months Ended June 30, 2021:

								Global
							Accumulated	Medical
					Additional		Other	REIT Inc.	Non-
	Common Stock		Preferred Stock		Paid-in	Accumulated	Comprehensive	Stockholders’	controlling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity	Interest	Equity
Balances, March 31, 2021	60,794	$61	3,105	$74,959	$648,949	$(127,480)	$(14,588)	$581,901	$13,918	$595,819
Net income	—	—	—	—	—	4,008	—	4,008	156	4,164
Issuance of shares of common stock, net	3,352	3	—	—	50,338	—	—	50,341	—	50,341
LTIP Units and OP Units redeemed for common stock	51	—	—	—	751	—	—	751	(751)	—
Change in fair value of interest rate swap agreements	—	—	—	—	—	—	804	804	—	804
Stock-based compensation expense	—	—	—	—	—	—	—	—	1,612	1,612
Dividends to common stockholders ($0.205 per share)	—	—	—	—	—	(13,160)	—	(13,160)	—	(13,160)
Dividends to preferred stockholders ($0.46875 per share)	—	—	—	—	—	(1,456)	—	(1,456)	—	(1,456)
Dividends to noncontrolling interest	—	—	—	—	—	—	—	—	(869)	(869)
Balances, June 30, 2021	64,197	$64	3,105	$74,959	$700,038	$(138,088)	$(13,784)	$623,189	$14,066	$637,255

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL MEDICAL REIT INC.

Condensed Consolidated Statements of Equity - Continued

(unaudited and in thousands, except per share amounts)

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

GLOBAL MEDICAL REIT INC.

Condensed Consolidated Statements of Cash Flows

(unaudited and in thousands)

	Six Months Ended June 30,
	2021	2020
Operating activities
Net income	$7,487	$4,489
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	16,140	12,429
Amortization of acquired lease intangible assets	6,097	4,269
Amortization of above market leases, net	145	403
Amortization of debt issuance costs and other	930	634
Stock-based compensation expense	3,327	1,819
Capitalized preacquisition costs charged to expense	84	135
Reserve for uncollectible receivables	(100)	627
Other	22	46
Changes in operating assets and liabilities:
Tenant receivables	810	(1,558)
Deferred assets	(2,778)	(2,921)
Other assets and liabilities	5	117
Accounts payable and accrued expenses	862	3,620
Security deposits	45	(536)
Accrued management fees due to related party	—	295
Net cash provided by operating activities	33,076	23,868

Investing activities
Purchase of land, buildings, and other tangible and intangible assets and liabilities	(115,545)	(76,057)
Escrow deposits for purchase of properties	1,020	500
Loans to related parties	(162)	(61)
Capital expenditures on existing real estate investments	(1,284)	(341)
Net cash used in investing activities	(115,971)	(75,959)

Financing activities
Net proceeds received from common equity offerings	194,455	13,605
Escrow deposits required by third party lenders	(1,734)	(385)
Repayment of notes payable	(446)	(113)
Proceeds from Credit Facility	133,100	88,700
Repayment of Credit Facility	(207,200)	(20,850)
Payment of debt issuance costs	(6,177)	(128)
Dividends paid to common stockholders, and OP Unit and LTIP Unit holders	(24,575)	(19,675)
Dividends paid to preferred stockholders	(2,911)	(2,911)
Net cash provided by financing activities	84,512	58,243
Net increase in cash and cash equivalents and restricted cash	1,617	6,152
Cash and cash equivalents and restricted cash—beginning of period	10,753	7,185
Cash and cash equivalents and restricted cash—end of period	$12,370	$13,337

Supplemental cash flow information:
Cash payments for interest	$9,182	$7,916

Noncash financing and investing activities:
Accrued dividends payable	$15,251	$11,281
Interest rate swap agreements fair value change recognized in other comprehensive loss	$(4,435)	$14,980
LTIP Units and OP Units redeemed for common stock	$751	$15,475
CMBS loan assumed in connection with a facility acquisition	$—	$12,074
Accrued common stock offering costs	$22	$70

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL MEDICAL REIT INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

(in thousands, except per share amounts or as otherwise indicated)

Note 1 – Organization

Global Medical REIT Inc. (the “Company”) is a Maryland corporation engaged primarily in the acquisition of purpose-built healthcare facilities and the leasing of those facilities to strong healthcare systems and groups with leading market share. The Company holds its facilities and conducts its operations through a Delaware limited partnership subsidiary named Global Medical REIT L.P. (the “Operating Partnership”). The Company serves as the sole general partner of the Operating Partnership through a wholly owned subsidiary of the Company named Global Medical REIT GP LLC, a Delaware limited liability company. As of June 30, 2021, the Company was the 94.24% limited partner of the Operating Partnership, with an aggregate of 5.76% of the Operating Partnership owned by holders of long-term incentive plan units (“LTIP Units”) and third-party limited partners who contributed properties or services to the Operating Partnership in exchange for common limited partnership units (“OP Units”). Until July 9, 2020, the Company was externally managed and advised by its former advisor. On July 9, 2020, the Company completed its management internalization transaction, whereby the management agreement with the former advisor was terminated, the employees of the former advisor became employees of the Company and the functions previously performed by the former advisor were internalized by the Company.

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

Investment in Real Estate

The Company determines when an acquisition meets the definition of a business or alternatively should be accounted for as an asset acquisition in accordance with Accounting Standard Codification (“ASC”) Topic 805 “Business Combinations” (“ASC Topic 805”), which requires that, when substantially all of the fair value of an acquisition is concentrated in a single identifiable asset or a group of similar identifiable assets, the asset or group of similar identifiable assets does not meet the definition of a business and therefore is required to be accounted for as an asset acquisition. Transaction costs are capitalized for asset acquisitions and expensed as incurred for business combinations. All our facility acquisitions for the six months ended June 30, 2021 and 2020 have been accounted for as asset acquisitions because substantially all the fair value of the gross assets the Company acquired were concentrated in a single asset or group of similar identifiable assets.

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

	As of June 30,
	2021	2020
Cash and cash equivalents	$5,821	$8,392
Restricted cash	6,549	4,945
Total cash and cash equivalents and restricted cash	$12,370	$13,337

Tenant Receivables, Net

The tenant receivable balance as of June 30, 2021 and December 31, 2020 was $4,886 and $5,596, respectively. The balance as of June 30, 2021 consisted of $1,350 in funds owed from the Company’s tenants for rent that the Company had earned but had not yet received, $1,179 of loans that were made to two of the Company’s tenants, and $2,357 of tenant reimbursements. The balance as of December 31, 2020 consisted of $1,066 in funds owed from the Company’s tenants for rent that the Company had earned but had not yet received, $1,200 of loans that were made to two of the Company’s tenants, and $3,330 of tenant reimbursements.

Receivables arising from operating leases are accounted for in accordance with ASC Topic 842 “Leases” (“ASC Topic 842”). The Company assesses the likelihood of losses resulting from tenant defaults, or the inability of tenants to make contractual rent and tenant recovery payments at each reporting date. The Company also monitors the liquidity and creditworthiness of its tenants and operators on a continuous basis. If the likelihood of a tenant paying its lease payments is determined to no longer be probable, all tenant receivables, including deferred rent, are written off against revenue and any future revenue for that tenant is recognized only upon receipt of cash. In addition, as of June 30, 2021, the Company had a portfolio level reserve of $350 on those leases that were probable of collection to ensure that the tenant lease receivables were not overstated.

Escrow Deposits

The escrow balance as of June 30, 2021 and December 31, 2020 was $5,531 and $4,817, respectively. Escrow deposits include funds held in escrow to be used for the acquisition of properties in the future and for the payment of taxes, insurance, and other amounts as stipulated by the Company’s Cantor Loan, as hereinafter defined.

Deferred Assets

The deferred assets balance as of June 30, 2021 and December 31, 2020 was $23,050 and $20,272, respectively. The balance as of June 30, 2021 consisted of $22,970 in deferred rent receivables resulting from the recognition of revenue from leases with fixed annual rental escalations on a straight-line basis and $80 of other deferred costs. The balance as of December 31, 2020 consisted of $20,192 in deferred rent receivables resulting from the recognition of revenue from leases with fixed annual rental escalations on a straight-line basis and $80 of other deferred costs.

Other Assets

The other assets balance as of June 30, 2021 and December 31, 2020 was $5,219 and $5,019, respectively. The balance as of June 30, 2021 consisted of $3,451 for right of use assets, $911 in capitalized preacquisition costs, $555 in prepaid assets, and $302 for net capitalized software costs and miscellaneous assets. The balance as of December 31, 2020 consisted of $3,598 for right of use assets, $484 in capitalized preacquisition costs, $588 in prepaid assets, and $349 for net capitalized software costs and miscellaneous assets. Refer to Note 8 – “Leases” for additional details on right of use assets.

Derivative Instruments - Interest Rate Swaps

As of June 30, 2021 and December 31, 2020, the Company's net liability balance related to interest rate swap derivative instruments that were designated as cash flow hedges of interest rate risk was $13,677 and $18,086, respectively. In accordance with the Company’s risk management strategy, the purpose of the interest rate swaps is to manage interest rate risk for certain of the Company’s variable-rate debt. The interest rate swaps involve the Company’s receipt of variable-rate amounts from four counterparties in exchange for the Company making fixed-rate payments over the life of the agreements. The Company accounts for derivative instruments in accordance with the provisions of ASC Topic 815, “Derivatives and Hedging.” Refer to Note 4 – “Credit Facility, Notes Payable and Derivative Instruments” for additional details.

Goodwill

As of June 30, 2021 and December 31, 2020, the Company’s goodwill balance was $5,903. Goodwill represents the excess of consideration paid over the fair value of underlying identifiable net assets of businesses acquired. The Company’s goodwill balance was derived from the acquisition of its former advisor in connection with the management internalization transaction that was completed in July 2020. Goodwill has an indefinite life and is not amortized, but is tested for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company’s policy is to perform its annual goodwill impairment evaluation as of the first day of the fourth quarter of its fiscal year. The Company has one reporting unit.

Recent Accounting Pronouncements

Reference Rate Reform

Accounting Standards Update (“ASU”) 2020-04, Reference Rate Reform (Topic 848) (“ASU 2020-04”) contains practical expedients for reference rate reform-related activities that impact debt, leases, derivatives and other contracts. The guidance in ASU

2020-04 is optional and may be elected over time as reference rate reform activities occur. As of June 30, 2021, the Company had previously elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. The Company continues to evaluate the impact of the guidance and may apply other elections as applicable as additional changes in the market occur.

Note 3 – Property Portfolio

Summary of Properties Acquired During the Six Months Ended June 30, 2021

During the six months ended June 30, 2021 the Company completed 11 acquisitions. For each acquisition, substantially all of the fair value was concentrated in a single identifiable asset or group of similar identifiable assets and, therefore, each acquisition represents an asset acquisition. Accordingly, transaction costs for these acquisitions were capitalized.

A rollforward of the gross investment in land, building, improvements, and acquired lease intangible assets as of June 30, 2021 resulting from these acquisitions is as follows:

			Site	Tenant	Acquired Lease	Gross Investment in
	Land	Building	Improvements	Improvements	Intangible Assets	Real Estate
Balances as of December 31, 2020	$128,857	$851,427	$15,183	$49,204	$98,234	$1,142,905
Facility Acquired – Date Acquired:
El Paso – 1/12/21	899	7,549	71	160	1,338	10,017
Syracuse – 1/15/21	616	4,745	128	136	772	6,397
West El Paso – 1/15/21	851	7,160	144	567	856	9,578
Fort Worth – 3/9/21	1,817	13,020	143	395	2,069	17,444
Port St. Lucie – 4/6/21	590	3,583	70	185	359	4,787
Cape Coral and Fort Myers – 4/13/21	5,623	20,155	480	1,132	4,311	31,701
Dallas – 4/16/21	3,101	2,593	63	469	493	6,719
East Grand Forks – 4/19/21	845	6,248	278	815	2,092	10,278
Coos Bay – 4/21/21	861	5,095	56	50	410	6,472
Caledonia – 6/2/21	582	2,669	66	96	497	3,910
Tallahassee – 6/2/21	782	6,720	137	387	1,218	9,244
Capitalized costs(1)	—	546	192	134	—	872
Total Additions:	16,567	80,083	1,828	4,526	14,415	117,419
Balances as of June 30, 2021	$145,424	$931,510	$17,011	$53,730	$112,649	$1,260,324

(1) Represents capital projects that were completed and placed in service during the six months ended June 30, 2021 related to the Company’s existing facilities.

Depreciation expense was $8,292 and $16,140 for the three and six months ended June 30, 2021, respectively, and $6,593 and $12,429 for the three and six months ended June 30, 2020, respectively.

As of June 30, 2021, the Company had aggregate capital improvement commitments and obligations to improve, expand, and maintain the Company’s existing facilities of approximately $28,400. Many of these amounts are subject to contingencies that make it difficult to predict when they will be utilized, if at all. In accordance with the terms of the Company’s leases, capital improvement obligations in the next twelve months could total up to approximately $18,000.

The following is a summary of the acquisitions completed during the six months ended June 30, 2021.

El Paso Facility

On January 12, 2021, the Company purchased a medical office building located in El Paso, Texas (the “El Paso Facility”) for a purchase price of approximately $10.0 million.  Upon closing, the Company assumed three existing leases at the El Paso Facility (the

“El Paso Leases”). At acquisition, the El Paso Leases had a weighted-average remaining term of approximately four years, exclusive of tenant renewal options. The following table presents the details of the tangible and intangible assets acquired and liabilities assumed:

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

West El Paso Facilities

On January 15, 2021, the Company purchased two medical office buildings and an ambulatory surgical center located in El Paso, Texas (the “West El Paso Facilities”) for a total purchase price of approximately $9.6 million. Upon closing, the Company entered into two new leases at the medical office buildings with 12-year terms and assumed the existing lease at the ambulatory surgery center, which, at acquisition, had a remaining term of seven years. All three leases have tenant renewal options. The following table presents the details of the tangible and intangible assets acquired and liabilities assumed:

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

Port St. Lucie Facility

On April 6, 2021, the Company purchased a medical office building with an ambulatory surgical center located in Port St. Lucie, Florida (the “Port St. Lucie Facility”) for a purchase price of approximately $4.8 million. Upon closing the Company assumed two existing leases at the Port St. Lucie Facility (the “Port St. Lucie Leases”). At acquisition, the Port St. Lucie Leases had a weighted-average remaining term of approximately six years, exclusive of tenant renewal options. The following table presents the details of the tangible and intangible assets acquired and liabilities assumed:

Land and site improvements	$660
Building and tenant improvements	3,768
In-place leases	245
Leasing costs	114
Total purchase price	$4,787

Cape Coral and Fort Myers Facilities

On April 13, 2021, the Company purchased a six-property medical office portfolio located in Cape Coral, Florida and Fort Myers, Florida (the “Cape Coral and Fort Myers Facilities”) for a purchase price of approximately $31.7 million. Upon closing the Company assumed six existing leases at the Cape Coral and Fort Myers Facilities (the “Cape Coral and Fort Myers Leases”). At acquisition, the Cape Coral and Fort Myers Leases had a weighted-average remaining term of approximately five years, exclusive of tenant renewal options. The following table presents the details of the tangible and intangible assets acquired and liabilities assumed:

Land and site improvements	$6,103
Building and tenant improvements	21,287
In-place leases	2,112
Above-market lease intangibles	1,418
Leasing costs	781
Total purchase price	$31,701

Dallas Facility

On April 16, 2021, the Company purchased a medical office building with a surgery center located in Dallas, Texas (the “Dallas Facility”) for a purchase price of approximately $6.4 million. Upon closing the Company assumed two existing leases at the Dallas Facility (the “Dallas Leases”). At acquisition, the Dallas Leases had a weighted-average remaining term of approximately seven years, exclusive of tenant renewal options. The following table presents the details of the tangible and intangible assets acquired and liabilities assumed:

Land and site improvements	$3,164
Building and tenant improvements	3,062
In-place leases	275
Leasing costs	218
Below-market lease intangibles	(295)
Total purchase price	$6,424

East Grand Forks Facilities

On April 19, 2021, the Company purchased two medical office buildings located in East Grand Forks, Minnesota (the “East Grand Forks Facilities”) for a purchase price of approximately $9.7 million. Upon closing the Company assumed two existing leases at the East Grand Forks Facilities (the “East Grand Forks Leases”). At acquisition, the East Grand Forks Leases had a weighted-average remaining term of approximately four years, exclusive of tenant renewal options. The following table presents the details of the tangible and intangible assets acquired and liabilities assumed:

Land and site improvements	$1,123
Building and tenant improvements	7,063
In-place leases	1,839
Leasing costs	253
Below-market lease intangibles	(554)
Total purchase price	$9,724

Coos Bay Facility

On April 21, 2021, the Company purchased a medical office building in Coos Bay, Oregon (the “Coos Bay Facility”) for a purchase price of approximately $6.5 million. Upon closing the Company assumed the existing lease at the Coos Bay Facility (the “Coos Bay Lease”). At acquisition, the Coos Bay Lease had a remaining lease term of approximately three years, exclusive of tenant renewal options. The following table presents the details of the tangible and intangible assets acquired and liabilities assumed:

Land and site improvements	$917
Building and tenant improvements	5,145
In-place leases	316
Leasing costs	94
Total purchase price	$6,472

Caledonia Facility

On June 2, 2021, the Company purchased a medical office building in Caledonia, Michigan (the “Caledonia Facility”) for a purchase price of approximately $3.9 million. Upon closing the Company assumed four existing leases at the Caledonia Facility (the “Caledonia Leases”). At acquisition, the Caledonia Leases had a remaining lease term of approximately four years, exclusive of tenant renewal options. The following table presents the details of the tangible and intangible assets acquired and liabilities assumed:

Land and site improvements	$648
Building and tenant improvements	2,765
In-place leases	410
Leasing costs	87
Below-market lease intangibles	(47)
Total purchase price	$3,863

Tallahassee Facility

On June 2, 2021, the Company purchased a medical office building in Tallahassee, Florida (the “Tallahassee Facility”) for a purchase price of approximately $9.2 million. Upon closing the Company assumed two existing leases at the Tallahassee Facility (the “Tallahassee Leases”). At acquisition, the Tallahassee Leases had a remaining lease term of approximately nine years, exclusive of tenant renewal options. The following table presents the details of the tangible and intangible assets acquired and liabilities assumed:

Land and site improvements	$919
Building and tenant improvements	7,107
In-place leases	708
Leasing costs	510
Total purchase price	$9,244

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

Lease Intangible Assets and Liabilities

The following is a summary of the carrying amount of lease intangible assets and liabilities as of the dates presented:

	As of June 30, 2021
		Accumulated
	Cost	Amortization	Net
Assets
In-place leases	$64,190	$(18,850)	$45,340
Above market leases	16,775	(5,056)	11,719
Leasing costs	31,684	(8,123)	23,561
	$112,649	$(32,029)	$80,620
Liability
Below market leases	$11,175	$(2,738)	$8,437

	As of December 31, 2020
		Accumulated
	Cost	Amortization	Net
Assets
In-place leases	$55,561	$(14,592)	$40,969
Above market leases	14,972	(4,023)	10,949
Leasing costs	27,701	(6,284)	21,417
	$98,234	$(24,899)	$73,335
Liability
Below market leases	$10,072	$(1,850)	$8,222

The following is a summary of the acquired lease intangible amortization:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Amortization expense related to in-place leases	$2,168	$1,663	$4,258	$2,996
Amortization expense related to leasing costs	$945	$685	$1,839	$1,273
Decrease in rental revenue related to above market leases	$542	$403	$1,033	$778
Increase in rental revenue related to below market leases	$457	$247	$888	$375

As of June 30, 2021, scheduled future aggregate net amortization of the acquired lease intangible assets and liabilities for each year ended December 31 is listed below:

	Net Decrease	Net Increase
	in Revenue	in Expenses
2021 (six months remaining)	$(184)	$6,450
2022	(385)	12,745
2023	(419)	11,782
2024	(199)	10,358
2025	(561)	7,170
Thereafter	(1,534)	20,396
Total	$(3,282)	$68,901

As of June 30, 2021, the weighted average amortization periods for asset lease intangibles and liability lease intangibles were 5.3 years and 4.5 years, respectively.

Note 4 – Credit Facility, Notes Payable and Derivative Instruments

Credit Facility

On May 3, 2021, the Company, the Operating Partnership, as borrower, and certain of its subsidiaries (such subsidiaries, the “Subsidiary Guarantors”) entered into an amended and restated $750 million unsecured syndicated credit facility with JPMorgan Chase Bank, N.A. (“JPMorgan”), as administrative agent (the “Credit Facility”). The Credit Facility consists of a $350 million term loan component (the “Term Loan”) and a $400 million revolver component (the “Revolver”). The Credit Facility also includes a $500 million accordion feature. The Term Loan matures in May 2026 and the Revolver matures in May 2025, with two six-month extension options. Amounts outstanding under the Credit Facility bear interest at a floating rate that is based on LIBOR plus a specified margin based on the Company’s leverage.

The Operating Partnership is subject to a number of financial covenants under its Credit Facility, including, among other things, the following as of the end of each fiscal quarter, (i) a maximum consolidated unsecured leverage ratio of less than 60%, (ii) a maximum consolidated secured leverage ratio of less than 30%, (iii) a maximum consolidated secured recourse leverage ratio of less than 10%, (iv) a minimum fixed charge coverage ratio of 1.50:1.00, (v) a minimum unsecured interest coverage ratio of 1.50:1.00, (vi) a maximum consolidated leverage ratio of less than 60%, and (vii) a minimum net worth of $345 million plus 75% of all net proceeds raised through equity offerings subsequent to December 31, 2020. As of August 2, 2021, management believed it was in compliance with all of the financial and non-financial covenants contained in the Credit Facility.

The Company has entered into interest rate swaps to hedge its interest rate risk on the Term Loan. For additional information related to the interest rate swaps, see the “Derivative Instruments - Interest Rate Swaps” section herein.

During the six months ended June 30, 2021, the Company borrowed $133,100 under the Credit Facility and repaid $207,200, for a net amount repaid of $74,100. During the six months ended June 30, 2020, the Company borrowed $88,700 under the Credit Facility and repaid $20,850 for a net amount borrowed of $67,850. Interest expense incurred on the Credit Facility was $3,749 and $7,601 for the three and six months ended June 30, 2021, respectively, and $3,476 and $7,061, for the three and six months ended June 30, 2020, respectively.

As of June 30, 2021 and December 31, 2020, the Company had the following outstanding borrowings under the Credit Facility:

	June 30, 2021	December 31, 2020
Revolver	$101,100	$175,200
Term Loan	350,000	350,000
Less: Unamortized debt issuance costs	(8,960)	(3,559)
Credit Facility, net	$442,140	$521,641

Costs incurred related to the Credit Facility, net of accumulated amortization, are netted against the Company’s “Credit Facility, net of unamortized debt issuance costs” balance in the accompanying Condensed Consolidated Balance Sheets. The Company paid $6,177 and $59 related to amendments and modifications to the Credit Facility as well as fees related to adding properties to the borrowing base during the six months ended June 30, 2021 and 2020, respectively. The amount paid during the six months ended June 30, 2021 primarily related to costs incurred in connection with the amendment and restatement of the Credit Facility on May 3, 2021. Amortization expense incurred was $427 and $776 for the three and six months ended June 30, 2021, respectively, and $272 and $541, for the three and six months ended June 30, 2020, respectively, and is included in the “Interest Expense” line item in the accompanying Condensed Consolidated Statements of Operations.

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

Notes Payable, Net of Debt Issuance Costs

The Company’s notes payable, net, includes four loans: (1) the Rosedale Loan, (2) the Dumfries Loan, (3) the Cantor Loan, and (4) the West Mifflin Loan, described in detail herein. The following table sets forth the aggregate balances of these loans as of June 30, 2021 and December 31, 2020.

	June 30, 2021	December 31, 2020
Notes payable, gross	$66,349	$66,349
Unamortized debt issuance costs	(706)	(835)
Cumulative principal repayments	(1,023)	(577)
Notes payable, net	$64,620	$64,937

Amortization expense incurred related to the debt issuance costs was $66 and $129 for the three and six months ended June 30, 2021, respectively, and $35 and $68 for the three and six months ended June 30, 2020, respectively, and is included in the “Interest Expense” line item in the accompanying Condensed Consolidated Statements of Operations.

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

The Company made principal payments of $180 during the six months ended June 30, 2021. The loan balance as of June 30, 2021 and December 31, 2020 was $14,511 and $14,691, respectively.  Interest expense incurred on this loan was $141 and $282 for the three and six months ended June 30, 2021, respectively.

As of June 30, 2021, scheduled principal payments due for each year ended December 31 were as follows:

2021 (six months remaining)	$181
2022	376
2023	391
2024	405
2025	13,158
Total	$14,511

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

The Company made principal payments of $136 and $43 during the six months ended June 30, 2021 and 2020, respectively. The loan balance as of June 30, 2021 and December 31, 2020 was $11,763 and $11,899, respectively.  Interest expense incurred on this loan was $137 and $275 for the three and six months ended June 30, 2021, respectively, and $46 for the three and six months ended June 30, 2020.

As of June 30, 2021, scheduled principal payments due for each year ended December 31 were as follows:

2021 (six months remaining)	$139
2022	288
2023	302
2024	11,034
Total	$11,763

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

The Company made principal payments of $70 during the six months ended June 30, 2021. The loan balance as of June 30, 2021 and December 31, 2020 was $32,027 and $32,097. Interest expense incurred on this loan was $423 and $842 for the three and six months ended June 30, 2021, respectively, and $479 and $902 for the three and six months ended June 30, 2020, respectively.

As of June 30, 2021, scheduled principal payments due for each year ended December 31 were as follows:

2021 (six months remaining)	$212
2022	447
2023	471
2024	492
2025	523
Thereafter	29,882
Total	$32,027

West Mifflin Loan

On September 25, 2015, the Company, through a wholly-owned subsidiary, as borrower, entered into a $7,378 term loan with Capital One. On September 25, 2020, the Company and Capital One amended the terms of the loan to extend the maturity date to September 25, 2021 and increase the interest rate to 4.25% per annum. The West Mifflin facility serves as collateral for the loan.

The Company made principal payments of $60 and $70 during the six months ended June 30, 2021 and 2020, respectively. The loan balance as of June 30, 2021 and December 31, 2020 was $7,025 and $7,085, respectively. Interest expense incurred on this loan was $77 and $152 for the three and six months ended June 30, 2021, respectively, and $67 and $135 for the three and six months ended June 30, 2020, respectively.

Derivative Instruments - Interest Rate Swaps

The Company has six interest rate swaps with a total notional amount of $350 million that are used to manage its interest rate risk and fix the LIBOR component on the Term Loan. An aggregate of $150 million of the swaps mature in August 2023 and the remaining $200 million mature in August 2024. In addition, the Company has five forward starting interest rate swaps that will be effective on the maturity dates of the existing interest rate swaps. The forward starting swaps each have a maturity date of April 2026 and will fix the LIBOR component on the Term Loan through its maturity. Currently, the interest rate swaps fix the LIBOR component of the Term Loan at a rate of 1.91% through August 2023. Subsequently, from August 2023 to August 2024 the LIBOR component of the Term Loan rate will be fixed at 1.61%.  Finally, from August 2024 to April 2026 the LIBOR component of the Term Loan rate will be fixed at 1.45%.

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

The fair value of the Company’s interest rate swaps was a net liability of $13,677 and $18,086 as of June 30, 2021 and December 31, 2020, respectively. The gross balances are included in the “Derivative Asset” and “Derivative Liability” line items on the Company’s Condensed Consolidated Balance Sheets as of June 30, 2021 and December 31, 2020, respectively.

The table below details the components of the amounts presented on the accompanying Condensed Consolidated Statements of Comprehensive Income (Loss) recognized on the Company’s interest rate swaps designated as cash flow hedges for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Amount of loss (gain) recognized in other comprehensive income (loss)	$786	$2,298	$(1,296)	$16,765
Amount of loss reclassified from accumulated other comprehensive loss into interest expense	(1,590)	(1,276)	(3,139)	(1,785)
Total change in accumulated other comprehensive loss	$(804)	$1,022	$(4,435)	$14,980

During the next twelve months, the Company estimates that an additional $6,206 will be reclassified as an increase to interest expense. Additionally, during the three and six months ended June 30, 2021, the Company recorded total interest expense in its Condensed Consolidated Statements of Operations of $5,020 and $10,057, respectively.

Weighted-Average Interest Rate and Term

The weighted average interest rate and term of the Company’s debt was 3.09% and 4.71 years at June 30, 2021, compared to 3.17% and 2.79 years as of December 31, 2020.

Note 5 – Equity

Preferred Stock

The Company’s charter authorizes the issuance of 10,000 shares of preferred stock, par value $0.001 per share. As of June 30, 2021 and December 31, 2020, there were 3,105 shares of Series A Cumulative Redeemable Preferred Stock (“Series A Preferred Stock”), issued and outstanding. The Series A Preferred Stock has a liquidation preference of $25 per share.

Preferred stock dividend activity for the six months ended June 30, 2021 is summarized in the following table:

		Applicable		Quarterly		Dividends
Date Announced	Record Date	Quarter	Payment Date	Dividend		per Share

December 16, 2020	January 15, 2021	Q4 2020	February 1, 2021	$1,455		$0.46875
March 3, 2021	April 15, 2021	Q1 2021	April 30, 2021	$1,455		$0.46875
June 10, 2021	July 15, 2021	Q2 2021	August 2, 2021	$1,455	(1)	$0.46875
(1)	Two months of this amount, equal to $970, was accrued at June 30, 2021.

The holders of the Series A Preferred Stock are entitled to receive dividend payments only when, as and if declared by the Company’s board of directors (the “Board”) (or a duly authorized committee of the Board). Dividends will accrue or be payable in cash from the original issue date, on a cumulative basis, quarterly in arrears on each dividend payment date at a fixed rate per annum equal to 7.50% of the liquidation preference of $25.00 per share (equivalent to $1.875 per share on an annual basis). Dividends on the Series A Preferred Stock will be cumulative and will accrue whether or not (i) funds are legally available for the payment of those dividends, (ii) the Company has earnings or (iii) those dividends are declared by the Board. The quarterly dividend payment dates on the Series A Preferred Stock are January 31, April 30, July 31 and October 31 of each year. During each of the six-month periods ended June 30, 2021 and 2020, the Company paid preferred dividends of $2,911.

Common Stock

The Company has 500,000 authorized shares of common stock, $0.001 par value. As of June 30, 2021 and December 31, 2020, there were 64,197 and 49,461 outstanding shares of common stock, respectively.

Common stock dividend activity for the six months ended June 30, 2021 is summarized in the following table:

		Applicable		Dividend	Dividends
Date Announced	Record Date	Quarter	Payment Date	Amount(1)	per Share

December 16, 2020	December 28, 2020	Q4 2020	January 11, 2021	$10,573	$0.20
March 3, 2021	March 24, 2021	Q1 2021	April 8, 2021	$13,260	$0.205
June 10, 2021	June 24, 2021	Q2 2021	July 8, 2021	$13,964	$0.205
(1)	Includes distributions on outstanding LTIP Units and OP Units.

During the six months ended June 30, 2021 and 2020, the Company paid total dividends on its common stock, LTIP Units and OP Units in the aggregate amount of $24,575 and $19,675, respectively.

As of June 30, 2021 and December 31, 2020, the Company had accrued dividend balances of $317 and $927 for dividends payable on the aggregate annual and long-term LTIP Units that are subject to retroactive receipt of dividends on the amount of LTIP Units ultimately earned. During the six months ended June 30, 2021, $132 of dividends were accrued and $742 of dividends were paid related to these units. During the six months ended June 30, 2020, $394 of dividends were accrued and $524 of dividends were paid related to these units.

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

In August 2020, the Company and the Operating Partnership entered into a Sales Agreement with certain sales agents, pursuant to which the Company may offer and sell, from time to time, up to $150 million of its common stock (the “2020 ATM Program”). During the six months ended June 30, 2021, the Company generated net proceeds of $85,300 through equity issuances of 6,061 shares of the Company’s common stock at an average offering price of $14.29 per share through the 2020 ATM Program. As of August 2, 2021, the Company had $23 million remaining under the 2020 ATM Program.

OP Units

During the six months ended June 30, 2021, two OP Unit holders redeemed an aggregate of 51 OP Units for shares of the Company’s common stock with an aggregate redemption value of $751. During the year ended December 31, 2020, four OP Unit holders redeemed an aggregate of 1,379 OP Units for shares of the Company’s common stock with an aggregate redemption value of $17,882.

As of June 30, 2021 and December 31, 2020, there were 1,713 and 1,764 OP Units issued and outstanding, respectively, with an aggregate value of $9,248 and $9,999, respectively. The OP Unit value at issuance and redemption is based on the Company’s closing share price on the date of the respective transaction and is included as a component of noncontrolling interest equity in the Company’s Condensed Consolidated Balance Sheets as of June 30, 2021 and December 31, 2020. The Company has sufficient shares of common stock authorized pursuant to its charter to cover the redemption of outstanding OP Units.

Note 6 – Related Party Transactions

Management Agreement

On July 9, 2020, the Company completed the management internalization transaction. Prior to the completion of this transaction, the Company was subject to a management agreement dated July 1, 2016, by and between the Company and its former advisor.

Management Fees and Accrued Management Fees

For the three and six months ended June 30, 2020, management fees of $2,021 and $4,024 were incurred and expensed by the Company. No incentive management fee was incurred by the Company during the three and six months ended June 30, 2020.

Related Party Balances

The due from related parties balance as of June 30, 2021 and December 30, 2020 was $265 and $103, respectively. These balances primarily consist of taxes paid on behalf of LTIP Unit holders that are reimbursable to the Company. The Company had no amounts due to related parties as of June 30, 2021 and December 31, 2020.

Pro Forma Financial Information

On July 9, 2020, the Company acquired all of the outstanding shares of capital stock of the parent company of its former advisor. The accompanying Condensed Consolidated Statements of Operations for the six months ended June 30, 2021 include the operations of the business acquired for the full six-month period. The table below presents the unaudited revenue and net income attributable to common stockholders on a pro forma basis for the six months ended June 30, 2020, as if the transaction occurred on January 1, 2020. The pro forma results are not necessarily indicative of the results that would have occurred if the business combination had occurred on the first day of the period presented, nor does the pro forma information purport to represent the results of operations for future periods.

Six Months Ended
June 30, 2020
(unaudited, in thousands)

Pro forma total revenue	$43,704
Pro forma net income attributable to common stockholders	$3,003

Note 7 – Stock-Based Compensation

2016 Equity Incentive Plan

The 2016 Equity Incentive Plan, as amended (the “Plan”), is intended to assist the Company and its affiliates in recruiting and retaining employees of the Company, members of the Board, executive officers of the Company, and individuals who provide services to the Company and its affiliates.

The Plan is intended to permit the grant of both qualifying and non-qualified options and the grant of stock appreciation rights, restricted stock, unrestricted stock, awards of restricted stock units, performance awards and other equity-based awards (including LTIP Units). On May 26, 2021, the Company’s stockholders approved an amendment to the Plan to increase the number of authorized shares available for issuance under the Plan by 1,500 shares. Based on the grants outstanding as of June 30, 2021, there were 1,452 shares of common stock that remain available to be granted under the Plan. Units subject to awards under the Plan that are forfeited, cancelled, lapsed, settled in cash or otherwise expired (excluding shares withheld to satisfy exercise prices or tax withholding obligations) are available for grant.

Time-Based Grants

During the six months ended June 30, 2021, pursuant to the recommendation of the Compensation Committee of the Board (the “Compensation Committee”), the Board approved the following LTIP Unit activity:

		Number of
Date	Description	Units Issued	Vesting Dates

March 2, 2021	Final awards under the 2018 Long-Term Incentive Plan	220	50% on March 2, 2021; and
			50% on March 2, 2022

March 2, 2021	Final awards under the 2020 Annual Incentive Plan	267	50% on March 2, 2021; and
			50% on March 2, 2022

March 2, 2021	Time-based awards under the 2021 Long-Term Incentive Plan	56	100% on March 2, 2024

May 26, 2021	Annual awards to independent directors	25	100% on May 26, 2022

A detail of the Company’s outstanding time-based LTIP Units as of June 30, 2021 is as follows:

Vested units	1,295
Unvested units	912
LTIP Units outstanding as of June 30, 2021	2,207

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

A detail of the Company’s Long-Term Awards under the 2019 and 2020 programs, and the Annual Awards and Long-Term Awards under the 2021 program as of June 30, 2021 is as follows:

2019 Long-Term Awards	82
2020 Long-Term Awards	70
2021 Annual Awards (1)	92
2021 Long-Term Awards (2)	76
Total target performance awards as of June 30, 2021	320
(1)	Approved by the Board on March 2, 2021. The number of target LTIP Units was based on the average closing price of the Company’s common stock reported on the New York Stock Exchange (“NYSE”) over the 15 trading days preceding the grant date.
(2)	Approved by the Board on March 2, 2021. The number of target LTIP Units was based on the fair value of the Long-Term Awards as determined by an independent valuation consultant.

Annual Awards. The Annual Awards are subject to the terms and conditions of LTIP Annual Award Agreements (“LTIP Annual Award Agreements”) between the Company and each grantee.

The Compensation Committee and Board established performance goals for the year ending December 31, 2021, as set forth in the 2021 LTIP Annual Award Agreements (the “Performance Goals”) that will be used to determine the number of LTIP Units earned by each grantee. As of June 30, 2021, management estimated that the Performance Goals would be met at a 100% level and, accordingly, estimated that 100% of the 2021 target Annual Awards were expected to be earned at the end of the performance period, and accordingly, cumulative stock-based compensation expense during the three and six months ended June 30, 2021 reflects management’s estimate that 100% of these awards will be earned. As soon as reasonably practicable following the first anniversary of the Annual Awards grant date, the Compensation Committee and Board will determine the extent to which the Company has achieved each of the Performance Goals (expressed as a percentage) and, based on such determination, will calculate the number of LTIP Units that each grantee is entitled to receive. Each grantee may earn up to 150% of the number of his/her target LTIP Units. Any 2021 Annual Award LTIP Units that are not earned will be forfeited and cancelled.

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

Long-Term Awards. The Long-Term Awards are subject to the terms and conditions of their related LTIP Long-Term Award Agreements (collectively the “LTIP Long-Term Award Agreements”) between the Company and each grantee. The number of LTIP

Units that each grantee earns under the LTIP Long-Term Award Agreements will be determined following the conclusion of a three-year performance period based on the Company’s total stockholder return (“TSR”), which is determined based on a combination of appreciation in stock price and dividends paid during the performance period. Each grantee may earn up to 200% of the number of target LTIP Units covered by the grantee’s Long-Term Award. Any target LTIP Units that are not earned will be forfeited and cancelled. The number of LTIP Units earned under the Long-Term Awards will be determined as soon as reasonably practicable following the end of the applicable three-year performance period based on the Company’s TSR on an absolute basis (as to 75% of the Long-Term Award) and relative to the SNL Healthcare REIT Index (as to 25% of the Long-Term Award).

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

The Company incurred stock compensation expense of $1,612 and $3,327 for the three and six months ended June 30, 2021, respectively, and $897 and $1,819, for the three and six months ended June 30, 2020, respectively, related to the grants awarded under the Plan. Compensation expense is included within “General and Administrative” expense in the Company’s Condensed Consolidated Statements of Operations.

As of June 30, 2021, total unamortized compensation expense related to these awards of approximately $7.6 million is expected to be recognized over a weighted average remaining period of 2.0 years.

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

The Company recognized $28,200 and $55,525 of rental revenue related to operating lease payments for the three and six months ended June 30, 2021, respectively, and $22,036 and $43,569 of rental revenue related to operating lease payments for the three and six months ended June 30, 2020, respectively. Of these amounts, $1,534 and $2,908 relate to variable rental revenue for the three and six months ended June 30, 2021, respectively, and $1,125 and $2,602 relate to variable rental revenue for the three and six months ended June 30, 2020, respectively. The aggregate annual cash to be received by the Company on the noncancelable operating leases related to its portfolio as of June 30, 2021 is as follows for the subsequent years ended December 31:

2021 (six months remaining)	$49,602
2022	99,141
2023	96,766
2024	89,408
2025	77,167
Thereafter	397,462
Total	$809,546

Information as Lessee Under ASC Topic 842

The Company has six buildings located on land that is subject to operating ground leases with a weighted average remaining term of approximately 41 years. Rental payments on these leases are adjusted periodically based on either the CPI or on a pre-determined schedule. The monthly payments on a pre-determined schedule are recognized on a straight-line basis over the terms of the respective leases. Changes in the CPI are not estimated as part of our measurement of straight-line rental expense. The Company used a weighted average discount rate of approximately 7.5%, which was derived, using a portfolio approach, from our assessment of the credit quality of the Company and adjusted to reflect secured borrowing, estimated yield curves and long-term spread adjustments over appropriate tenors. Some of the Company’s ground leases contain extension options and, where we determined it was reasonably certain that an extension would occur, they were included in our calculation of the right of use asset and liability. The Company recognized approximately $39 and $75 of ground lease expense during the three and six months ended June 30, 2021, respectively, of which $31 and $61 was paid in cash. The Company recognized approximately $39 and $81 of ground lease expense during the three and six months ended June 30, 2020, respectively, of which $18 and $34 was paid in cash.

The following table sets forth the undiscounted cash flows of our scheduled obligations for future lease payments on operating ground leases at June 30, 2021, and a reconciliation of those cash flows to the operating lease liability at June 30, 2021:

2021 (six months remaining)	$193
2022	409
2023	174
2024	129
2025	129
Thereafter	4,498
Total	5,532
Discount	(2,700)
Lease liability	$2,832

Tenant Concentration

During the three months ended June 30, 2021, the Company’s rental revenues were derived from 126 tenants leasing 97 facilities.  During this period there were no tenants with rental revenue that exceeded 10% of the Company’s rental revenue.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our financial statements, including the notes to those financial statements, included elsewhere in this Quarterly Report on Form 10-Q (this “Report”). Some of the comments we make in this section are forward-looking statements within the meaning of the federal securities laws. For a complete discussion of forward-looking statements, see the section below entitled “Special Note Regarding Forward-Looking Statements.” Certain risk factors may cause actual results, performance or achievements to differ materially from those expressed or implied by the following discussion. For a discussion of such risk factors, see Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2020, that was filed with the U.S. Securities and Exchange Commission (the “SEC” or the “Commission”) on March 8, 2021 and Item 1A. Risk Factors of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, that was filed with the SEC on May 7, 2021. Unless otherwise indicated, all dollar and share amounts in the following discussion are presented in thousands.

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

Forward-looking statements involve numerous risks and uncertainties and you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data or methods which may be incorrect or imprecise and we may not be able to realize them. We do not guarantee that the transactions and events described will happen as described (or that they will happen at all). The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

●	the effects of the ongoing novel coronavirus (“COVID-19”) pandemic, which are highly uncertain, cannot be predicted and will depend upon future developments, including the severity of COVID-19, the duration of the outbreak and potential resurgences (including any related variants of the COVID-19 virus such as the Delta variant, or others), the duration of existing or new social distancing and shelter-in-place orders, further mitigation strategies taken by applicable government authorities, the availability and distribution of vaccines, vaccination rates, adequate testing and treatments and the prevalence of widespread immunity to COVID-19;
●	defaults on or non-renewal of leases by tenants;
●	our ability to collect rents;
●	our ability to satisfy the covenants in our existing and any future debt agreements;
●	decreased rental rates or increased vacancy rates, including expected rent levels on acquired properties;
●	difficulties in identifying healthcare facilities to acquire and completing such acquisitions;
●	adverse economic or real estate conditions or developments, either nationally or in the markets in which our facilities are located;
●	our failure to generate sufficient cash flows to service our outstanding obligations;
●	fluctuations in interest rates and increased operating costs;
●	our failure to effectively hedge our interest rate risk;
●	our ability to satisfy our short and long-term liquidity requirements;
●	our ability to deploy the debt and equity capital we raise;
●	our ability to raise additional equity and debt capital on terms that are attractive or at all;
●	our ability to make distributions on shares of our common and preferred stock;
●	expectations regarding the timing and/or completion of any acquisition;
●	general volatility of the market price of our common and preferred stock;
●	changes in our business or our investment or financing strategy;
●	our dependence upon key personnel whose continued service is not guaranteed;
●	our ability to identify, hire and retain highly qualified personnel in the future;

●	the degree and nature of our competition;
●	changes in healthcare laws, governmental regulations, tax rates and similar matters;
●	changes in current healthcare and healthcare real estate trends;
●	changes in expected trends in Medicare, Medicaid and commercial insurance reimbursement trends;
●	competition for investment opportunities;
●	our failure to successfully integrate acquired healthcare facilities;
●	our expected tenant improvement expenditures;
●	changes in accounting policies generally accepted in the United States of America (“GAAP”);
●	lack of or insufficient amounts of insurance;
●	other factors affecting the real estate industry generally;
●	changes in the tax treatment of our distributions;
●	our failure to qualify and maintain our qualification as a real estate investment trust (“REIT”) for U.S. federal income tax purposes;
●	our ability to qualify for the safe harbors from the “100% Prohibited Transactions Tax” under the REIT rules with respect to our property dispositions; and
●	limitations imposed on our business and our ability to satisfy complex rules relating to REIT qualification for U.S. federal income tax purposes.

See Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2020, that was filed with the SEC on March 8, 2021 and Item 1A. Risk Factors of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, that was filed with the SEC on May 7, 2021, for further discussion of these and other risks, as well as the risks, uncertainties and other factors discussed in this Report and identified in other documents we may file with the SEC from time to time. You should carefully consider these risks before making any investment decisions in our company. New risks and uncertainties may also emerge from time to time that could materially and adversely affect us. While forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance. We disclaim any obligation to update or revise any forward-looking statement to reflect changes in underlying assumptions or factors, of new information, data or methods, future events or other changes after the date of this Report, except as required by applicable law. You should not place undue reliance on any forward-looking statements that are based on information currently available to us or the third parties making the forward-looking statements.

Overview

Global Medical REIT Inc. (the “Company,” “us,” “we,” or “our”) is a Maryland corporation engaged primarily in the acquisition of purpose-built healthcare facilities and the leasing of those facilities to strong healthcare systems and physician groups with leading market share.

We elected to be taxed as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2016. We conduct our business through an umbrella partnership real estate investment trust, or UPREIT, structure in which our properties are owned by wholly owned subsidiaries of our operating partnership, Global Medical REIT L.P. (the “Operating Partnership”). Our wholly owned subsidiary, Global Medical REIT GP LLC, is the sole general partner of our Operating Partnership and, as of June 30, 2021, we owned 94.24% of the outstanding equity interests in our Operating Partnership.

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

We continue to improve and expand our efforts in the corporate sustainability arena by building on our progress with tenant outreach and data collection to benchmark our portfolio’s energy consumption and efficiency. On July 1, 2021, we submitted our second GRESB assessment. We are working with third-party experts to support our energy monitoring efforts and have begun to explore potential projects with solar energy providers and on-property electric vehicle charging solutions.

Our commitment to employee engagement remains a high-priority, as we continue to make accommodations for health, safety, and work-life balance and look for opportunities to modestly grow our team.

During the first quarter of 2021, our employee ESG working group engaged Georgetown University’s Steers Center for Global Real Estate to help us identify social responsibility initiatives. Their recommendation led to a pilot project that provides transportation to healthcare facilities for those in need.  We are working with a ride-share provider and national charitable organization to implement the project.

Our Board of Directors (the “Board”) continues to lead our social and governance efforts. With its diverse composition, our Board is a strong example of inclusive leadership. From a governance perspective, the Board has continued to adopt policies with best practices in mind and has joined the National Association of Corporate Directors, a membership association chartered to increase board strategic awareness and enhance continuous improvement and effectiveness. In 2021, the Board continued to improve our corporate governance structure by  adopting an anti-hedging and anti-pledging policy and executive equity ownership guidelines. The Board has also formed an ESG working group and has worked with management to identify an environmental, social, governance and resilience framework that can guide our ESG work going forward.

Climate Change

We take climate change and the risks associated with climate change seriously. We are committed to aligning our investment strategy with science and have begun to monitor our portfolio for climate risk factors. We will use this information to evaluate our insurance needs and risk management approach. In addition, the energy consumption data that we are collecting will be used to assess facilities’ carbon emission levels. Capturing and tracking this information will help inform future mitigation and remediation efforts where possible. To that end we are exploring ways to mitigate climate risk, should it be present, in our acquisition strategy, as well as ways to contribute to the reduction of climate impact through proactive asset management that looks for ways to incorporate renewable energy resources and energy utilization reduction. We stand with our communities, tenants, and stockholders in supporting meaningful solutions that address this global challenge and contribute to the sustainability of our business objectives.

Impact of COVID-19 and Business Outlook

Although COVID-19 vaccines are generally widely available in the United States, the rate of vaccination has slowed, the COVID-19 pandemic has not ended and its effects on the U.S. economy will have lasting effects. New and potentially more virulent variants of COVID-19 have been identified, such as the Delta variant, a rapidly spreading strain, that has led to a recent rise in hospitalization and infection rates. Therefore, the risk of further resurgence and possible reimplementation of restrictions remains.

Although the COVID-19 pandemic did not have a material effect on our business in 2020 and the three and six months ended June 30, 2021, a resurgence of COVID-19, including its variants (such as the Delta variant), that affects our tenants’ ability to pay rent to us, our lenders’ ability to lend to us, or our ability to raise equity capital could have a material adverse effect on us.

Executive Summary

The following table summarizes the material changes in our financial statements during the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(in thousands, except per share and unit amounts)
Rental revenue	$28,200	$22,036	$55,525	$43,569
Depreciation and amortization expense	$11,427	$8,941	$22,280	$16,698
Interest expense	$5,020	$4,375	$10,057	$8,752
General and administrative expense	$4,285	$1,643	$8,667	$3,482

Net income attributable to common stockholders per share	$0.04	$0.00	$0.08	$0.03
FFO per share and unit(1)	$0.22	$0.19	$0.44	$0.38
AFFO per share and unit(1)	$0.23	$0.21	$0.47	$0.41
Dividends per share of common stock	$0.205	$0.20	$0.41	$0.40

Weighted average common stock outstanding	61,194	45,404	56,956	44,793
Weighted average OP Units outstanding	1,753	2,023	1,759	2,398
Weighted average LTIP Units outstanding	2,166	1,088	1,990	978
Total weighted average shares and units outstanding	65,113	48,515	60,705	48,169
(1)	See “—Non-GAAP Financial Measures,” for a description of our non-GAAP financial measures and a reconciliation of our non-GAAP financial measures.

	As of
	June 30,	December 31,
	2021	2020

	(dollars in thousands)
Investment in real estate, gross	$1,260,324	$1,142,905
Total debt, net	$506,760	$586,578
Weighted average interest rate	3.09%	3.17%
Total equity (including noncontrolling interest)	$637,255	$457,760
Net leasable square feet	4,050,990	3,694,865

Our Properties

During the six months ended June 30, 2021, we completed 11 acquisitions encompassing an aggregate of 354,429 leasable square feet for an aggregate contractual purchase price of $113.8 million with an aggregate annualized base rent of $8.4 million. As of June 30, 2021, our portfolio consisted of gross investment in real estate of $1.3 billion, which was comprised of 97 facilities with an aggregate of 4.1 million leasable square feet and an aggregate $96.8 million of annualized base rent.

Capital Raising Activity

On March 18, 2021, we closed an underwritten public offering of our common stock, including the related option to purchase additional shares granted to the underwriters. These transactions resulted in the issuance of 8.6 million shares of our common stock at a public offering price of $13.30 per share, generating gross proceeds of $114.7 million.

During the six months ended June 30, 2021, we generated gross proceeds of $86.6 million through at-the-market ("ATM")  equity issuances of 6.1 million shares of our common stock at an average offering price of $14.29 per share. As of August 2, 2021, we had $23 million remaining under the 2020 ATM Program.

Debt Activity

On May 3, 2021, we entered into an amended and restated credit facility (the “Credit Facility”) to, among other things, (i) increase the overall capacity of the facility from $600 million to $750 million, consisting of a $400 million revolver component (the “Revolver”) and a $350 million term loan component (the “Term Loan”), (ii) extend the term of the Revolver to May 2025, with two six-month extension options, and extend the maturity of the Term Loan component to May 2026, (iii) convert the facility from a secured to an unsecured facility and (iv) implement a new pricing matrix. The Credit Facility includes a $500 million accordion feature. In addition, on May 4, 2021, we entered into five forward starting interest rate swaps that will fix the LIBOR component on the Term Loan through its maturity. Currently, the interest rate swaps fix the LIBOR component of the Term Loan at a rate of 1.91% through August 2023. Subsequently, from August 2023 to August 2024 the LIBOR component of the Term Loan rate will be fixed at 1.61%.  Finally, from August 2024 to April 2026 the LIBOR component of the Term Loan rate will be fixed at 1.45%.

During the six months ended June 30, 2021, we borrowed $133.1 million under our Credit Facility and repaid $207.2 million, for a net amount repaid of $74.1 million. As of June 30, 2021, the net outstanding Credit Facility balance was $442.1 million.

Recent Developments

Completed Acquisitions Subsequent to June 30, 2021

Since June 30, 2021, we have completed two acquisitions encompassing an aggregate of 77,693 leasable square feet for an aggregate purchase price of $26.2 million with annualized base rent of $1.9 million.

Properties Under Contract

We have three properties under contract for an aggregate purchase price of approximately $23.2 million. We are currently in the due diligence period for our properties under contract. If we identify problems with any of these properties or the operators of any properties during our due diligence review, we may not close the transactions on a timely basis or we may terminate the purchase agreements and not close the transactions.

Trends Which May Influence Our Results of Operations

We believe the following trends may positively impact our results of operations:

●	Growing healthcare expenditures. According to the U.S. Department of Health and Human Services, overall healthcare expenditures are expected to grow at an average rate of 5.5% per year through 2027. We believe the long-term growth in healthcare expenditures will help maintain or increase the value of our healthcare real estate portfolio.

●	An aging population. According to the 2010 U.S. Census, the segment of the population consisting of people 65 years or older comprise the fastest growing segment of the overall U.S. population. We believe this segment of the U.S. population will utilize many of the services provided at our healthcare facilities such as orthopedics, cardiac, gastroenterology and rehabilitation.

●	A continuing shift towards outpatient care. According to the American Hospital Association, patients are demanding more outpatient operations. We believe this shift in patient preference from inpatient to outpatient facilities will benefit our tenants as most of our properties consist of outpatient facilities.

●	Physician practice group and hospital consolidation. We believe the trend towards physician group consolidation will serve to strengthen the credit quality of our tenants if our tenants merge or are consolidated with larger health systems.

We believe the following trends may negatively impact our results of operations:

●	Increased competition for acquisition opportunities. We face increased competition for our target asset classes from both private funds and other public REITs. Medical office properties have proven to be a resilient asset class during the COVID-19 pandemic as many tenants of such properties continued to pay rent during the pandemic, which was not the case for many other types of commercial real estate. Given the resiliency of medical office buildings, many real estate funds are now competing for acquisition opportunities in medical real estate, which will cause a decrease in overall capitalization rates and make it more difficult for us to locate acquisition opportunities that meet our investment and return criteria.
●	Continuation of the COVID-19 pandemic – Although COVID-19 vaccines are currently being distributed and administered in the U.S., it is unclear when or if the COVID-19 pandemic will subside and the U.S. economy will recover. Although many of our tenants are continuing to operate during the pandemic, it is unclear when/if our tenants will return to pre-COVID-19 patient volumes. Although we do not believe the current state of the COVID-19 pandemic will negatively affect our ability to collect rents in the near term, a prolonged pandemic or resurgence of COVID-19, including any related variants of the COVID-19 virus such as the Delta variant, or others, could put additional strain on our tenants and could affect their ability to pay rents to us.
●	Changes in third party reimbursement methods and policies. Even prior to the COVID-19 pandemic, the price of healthcare services was increasing, and we believed that third-party payors, such as Medicare and commercial insurance companies, would continue to scrutinize and reduce the types of healthcare services eligible for, and the amounts of, reimbursement under their health insurance plans. Additionally, many employer-based insurance plans were continuing to increase the percentage of insurance premiums for which covered individuals are responsible. We expect these trends will only be exacerbated by the COVID-19 pandemic, as federal and state budgets are likely to be under tremendous stress due to the pandemic, which could affect government-sponsored insurance plans. If these trends continue, our tenants’ businesses will continue to be negatively affected, which may impact their ability to pay rent to us.

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

Consolidated Results of Operations

The major factors that resulted in variances in our results of operations for each revenue and expense category for the three and six months ended June 30, 2021 compared to the same period in 2020 were the increase in the size of our property portfolio and our management internalization transaction that was completed in July 2020. Our total investments in real estate, net of accumulated depreciation and amortization, was $1.1 billion and $922.9 million as of June 30, 2021 and 2020, respectively.

Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020

	Three Months Ended June 30,
	2021	2020	$ Change

	(in thousands)
Revenue
Rental revenue	$28,200	$22,036	$6,164
Other income	61	19	42
Total revenue	28,261	22,055	6,206

Expenses
General and administrative	4,285	1,643	2,642
Operating expenses	3,303	2,336	967
Management fees – related party	—	2,021	(2,021)
Depreciation expense	8,292	6,593	1,699
Amortization expense	3,135	2,348	787
Interest expense	5,020	4,375	645
Management internalization expense	—	920	(920)
Preacquisition expense	62	147	(85)
Total expenses	24,097	20,383	3,714
Net income	$4,164	$1,672	$2,492

Revenue

Total Revenue

Total revenue for the three months ended June 30, 2021 was $28.3 million, compared to $22.1 million for the same period in 2020, an increase of $6.2 million. The increase was primarily the result of rental revenue earned from the facilities that we acquired after June 30, 2020, as well as from the recognition of a full three months of rental revenue in 2021 from acquisitions that were completed during the three months ended June 30, 2020. Within that increase, $2.4 million in revenue was recognized from net lease expense recoveries during the three months ended June 30, 2021, compared to $1.9 million for the same period in 2020. Additionally, total revenue for the three months ended June 30, 2020 reflected the recognition of reserves for approximately $1.0 million of rent, including approximately $0.4 million of deferred rent, primarily related to one tenant.

Expenses

General and Administrative

General and administrative expenses for the three months ended June 30, 2021 were $4.3 million, compared to $1.6 million for the same period in 2020, an increase of $2.7 million. The increase was primarily driven by our recognition of compensation-related costs and other administrative expenses that prior to the management internalization transaction were the obligation of our former advisor. In addition, this increase was due to an increase in non-cash LTIP compensation expense, which was $1.6 million for the three months ended June 30, 2021, compared to $0.9 million for the same period in 2020.

Operating Expenses

Operating expenses for the three months ended June 30, 2021 were $3.3 million, compared to $2.3 million for the same period in 2020, an increase of $1.0 million. The increase resulted primarily from $2.4 million of recoverable property operating expenses incurred during the three months ended June 30, 2021, compared to $1.9 million for the same period in 2020.  In addition, our operating expenses included $0.5 million of property operating expenses from gross leases for the three months ended June 30, 2021, compared to $0.2 million for the same period in 2020.

Management Fee Expense – related party

As a result of the completion of the management internalization transaction, we incurred no management fee expense for the three months ended June 30, 2021. Management fee expense was $2.0 million for the three months ended June 30, 2020 and was calculated based on our stockholders’ equity balance.

Depreciation Expense

Depreciation expense for the three months ended June 30, 2021 was $8.3 million, compared to $6.6 million for the same period in 2020, an increase of $1.7 million. The increase resulted primarily from depreciation expense incurred on the facilities that we acquired after June 30, 2020, as well as from the recognition of a full three months of depreciation expense in 2021 from intangible assets recorded during the three months ended June 30, 2020.

Amortization Expense

Amortization expense for the three months ended June 30, 2021 was $3.1 million, compared to $2.3 million for the same period in 2020, an increase of $0.8 million. The increase resulted primarily from amortization expense incurred on intangible assets acquired after June 30, 2020, as well as from the recognition of a full three months of amortization expense in 2021 from intangible assets recorded during the three months ended June 30, 2020.

Interest Expense

Interest expense for the three months ended June 30, 2021 was $5.0 million, compared to $4.4 million for the same period in 2020, an increase of $0.6 million. This increase was due to higher average borrowings during the three months ended June 30, 2021, compared to the same period last year, the proceeds of which were used to partially finance our property acquisitions during that time period.

The weighted average interest rate of our debt for the three months ended June 30, 2021 was 3.17% compared to 3.38% for the three months ended June 30, 2020. Additionally, the weighted average interest rate and term of our debt was 3.09% and 4.71 years at June 30, 2021.

Management Internalization Expense

As a result of the completion of the management internalization transaction, we had no management internalization expense for the three months ended June 30, 2021.  Management internalization expense was $0.9 million for the three months ended June 30, 2020.

Net Income

Net income for the three months ended June 30, 2021 was $4.2 million, compared to $1.7 million for the same period in 2020, an increase of $2.5 million.

Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020

	Six Months Ended June 30,
	2021	2020	$ Change

	(in thousands)
Revenue
Rental revenue	$55,525	$43,569	$11,956
Other income	85	135	(50)
Total revenue	55,610	43,704	11,906

Expenses
General and administrative	8,667	3,482	5,185
Operating expenses	6,991	4,639	2,352
Management fees – related party	—	4,024	(4,024)
Depreciation expense	16,140	12,429	3,711
Amortization expense	6,140	4,269	1,871
Interest expense	10,057	8,752	1,305
Management internalization expense	—	1,424	(1,424)
Preacquisition expense	128	196	(68)
Total expenses	48,123	39,215	8,908
Net (loss) income	$7,487	$4,489	$2,998

Revenue

Total Revenue

Total revenue for the six months ended June 30, 2021 was $55.6 million, compared to $43.7 million for the same period in 2020, an increase of $11.9 million. The increase is primarily the result of rental revenue earned from the facilities we acquired subsequent to June 30, 2020, as well as from the recognition of a full six months of rental revenue in 2021 from acquisitions that were completed during the six months ended June 30, 2020. Within that increase, $5.3 million in revenue was recognized from net lease expense recoveries during the six months ended June 30, 2021, compared to $3.8 million for the same period in 2020. Additionally, total revenue for the six months ended June 30, 2020 reflected the recognition of reserves for approximately $1.0 million of rent, including approximately $0.4 million of deferred rent, primarily related to one tenant.

Expenses

 General and Administrative

General and administrative expenses for the six months ended June 30, 2021 were $8.7 million, compared to $3.5 million for the same period in 2020, an increase of $5.2 million. The increase was primarily driven by our recognition of compensation-related costs and other administrative expenses that prior to the management internalization transaction were the obligation of our former advisor. In addition, this increase was due to an increase in non-cash LTIP compensation expense, which was $3.3 million for the six months ended June 30, 2020, compared to $1.8 million for the same period in 2020.

Operating Expenses

Operating expenses for the six months ended June 30, 2021 were $7.0 million, compared to $4.6 million for the same period in 2020, an increase of $2.4 million. The increase results from $5.3 million of reimbursable property operating expenses incurred during the six months ended June 30, 2021, compared to $3.8 million for the same period in 2020.  In addition, our operating expenses included $1.0 million of property operating expenses from gross leases for the six months ended June 30, 2021, compared to $0.4 million for the same period in 2020.

Management Fees Expense – related party

As a result of the completion of the management internalization transaction, we incurred no management fee expense for the six months ended June 30, 2021.  Management fee expense was $4.0 million for the six months ended June 30, 2020 and was calculated based on our stockholders’ equity balance.

 Depreciation Expense

Depreciation expense for the six months ended June 30, 2021 was $16.1 million, compared to $12.4 million for the same period in 2020, an increase of $3.7 million. The increase results primarily from depreciation expense incurred on the facilities we acquired subsequent to June 30, 2020, as well as from the recognition of a full six months of depreciation expense in 2021 from acquisitions that were completed during the six months ended June 30, 2020.

Amortization Expense

Amortization expense for the six months ended June 30, 2021 was $6.1 million, compared to $4.3 million for the same period in 2020, an increase of $1.8 million. The increase results primarily from amortization expense incurred on intangible assets recorded subsequent to June 30, 2020, as well as from the recognition of a full six months of amortization expense in 2021 from intangible assets recorded during the six months ended June 30, 2020.

Interest Expense

Interest expense for the six months ended June 30, 2021 was $10.1 million, compared to $8.8 million for the same period in 2020, an increase of $1.3 million. This increase was primarily due to higher average borrowings during the six months ended June 30, 2021, compared to the same period last year, the proceeds of which were used to finance our property acquisitions during that time period.

The weighted average interest rate of our debt for the six months ended June 30, 2021 was 3.16% compared to 3.58% for the six months ended June 30, 2020. Additionally, the weighted average interest rate and term of our debt was 3.09% and 4.71 years at June 30, 2021.

Management Internalization Expense

As a result of the completion of the management internalization transaction, we had no management internalization expense for the six months ended June 30, 2021.  Management internalization expense was $1.4 million for the six months ended June 30, 2020.

Net Income

Net income for the six months ended June 30, 2021 was $7.5 million, compared to $4.5 million for the same period in 2020, an increase of $3.0 million.

Assets and Liabilities

As of June 30, 2021 and December 31, 2020, our principal assets consisted of investments in real estate, net, of $1.1 billion and $1.0 billion, respectively. Our liquid assets consisted primarily of cash and cash equivalents and restricted cash of $12.4 million and $10.8 million, as of June 30, 2021 and December 31, 2020, respectively.

The increase in our investments in real estate, net, to $1.1 billion as of June 30, 2021 compared to $1.0 billion as of December 31, 2020, was the result of the 11 acquisitions that we completed during the six months ended June 30, 2021.

The increase in our cash and cash equivalents and restricted cash balances to $12.4 million as of June 30, 2021, compared to $10.8 million as of December 31, 2020, was primarily due to net proceeds received from common equity offerings and net cash provided by operating activities. Cash inflows were partially offset by funds used to acquire real estate, paydown debt, pay debt issuance costs related to the Credit Facility, and pay dividends to our common and preferred stockholders and OP Unit and LTIP Unit holders of our Operating Partnership.

The decrease in our total liabilities to $562.7 million as of June 30, 2021 compared to $643.1 million as of December 31, 2020, was primarily the result of debt repayments during 2021 and the resulting lower net borrowings outstanding.

Liquidity and Capital Resources

General

Our short-term liquidity requirements include:

●	Interest expense and scheduled principal payments on outstanding indebtedness, which includes a near term (under one year) debt maturity of $7.0 million;
●	General and administrative expenses;
●	Operating expenses; and
●	Property acquisitions and tenant improvements.

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

Our long-term liquidity needs consist primarily of funds necessary to pay for acquisitions, capital and tenant improvements at our properties, scheduled debt maturities, general and administrative expenses, operating expenses, and distributions. We expect to satisfy our short and long-term liquidity needs through various sources, including cash flow from operations, debt financing, sales of additional equity securities, the issuance of OP Units in connection with acquisitions of additional properties, proceeds from select property dispositions and joint venture transactions.

Equity Issuances

On March 18, 2021, we closed an underwritten public offering of our common stock, including the related option to purchase additional shares granted to the underwriters. These transactions resulted in the issuance of 8.6 million shares of our common stock at a public offering price of $13.30 per share, generating gross proceeds of $114.7 million.

During the six months ended June 30, 2021, we generated gross proceeds of $86.6 million through ATM equity issuances of 6.1 million shares of our common stock at an average offering price of $14.29 per share. As of August 2, 2021, we had $23 million remaining under the 2020 ATM Program.

Debt Financing

Credit Facility. As described in “Debt Activity,” the Credit Facility consists of a $350 million Term Loan and a $400 million Revolver. The Credit Facility also contains a $500 million accordion. As of August 2, 2021, we had unutilized borrowing capacity under the Revolver of approximately $265 million.

The Credit Facility is an unsecured facility with a term of four years for the Revolver (subject to two, six-month extension options) and a term of five years for the Term Loan. The Credit Facility also contains the following interest rate pricing grid:

	Revolver LIBOR Margin		Term Loan LIBOR Margin
Leverage Based Pricing	Current	Prior	Current	Prior
< 40%	1.25%	N/A	1.20%	N/A
> 40% and < 45%	1.35%	1.40%	1.30%	1.35%
> 45% and < 50%	1.50%	1.65%	1.45%	1.60%
> 50 % and < 55%	1.75%	1.90%	1.70%	1.85%
> 55%	2.00%	2.15%	1.95%	2.10%

We are subject to a number of financial covenants under the Credit Facility, including, among other things, the following as of the end of each fiscal quarter, (i) a maximum consolidated unsecured leverage ratio of less than 60%, (ii) a maximum consolidated secured leverage ratio of less than 30%, (iii) a maximum consolidated secured recourse leverage ratio of less than 10%, (iv) a minimum fixed charge coverage ratio of 1.50:1.00, (v) a minimum unsecured interest coverage ratio of 1.50:1.00, (vi) a maximum consolidated leverage ratio of less than 60%, and (vii) a minimum net worth of $345 million plus 75% of all net proceeds raised through equity offerings subsequent to December 31, 2020. As of August 2, 2021, management believed it was in compliance with all of the financial and non-financial covenants contained in the Credit Facility.

Hedging Instruments. We have six interest rate swaps with a total notional amount of $350 million that are used to manage our interest rate risk and fix the LIBOR component on the Term Loan. An aggregate of $150 million of the swaps mature in August 2023 and the remaining $200 million mature in August 2024. In addition, we have five forward starting interest rate swaps that will be effective on the maturity dates of the existing interest rate swaps. The forward starting swaps each have a maturity date of April 2026 and will fix the LIBOR component on the Term Loan through its maturity. Currently, the interest rate swaps fix the LIBOR component of the Term Loan at a rate of 1.91% through August 2023. Subsequently, from August 2023 to August 2024 the LIBOR component of the Term Loan rate will be fixed at 1.61%.  Finally, from August 2024 to April 2026 the LIBOR component of the Term Loan rate will be fixed at 1.45%.

LIBOR Transition. On March 5, 2021, the FCA announced that USD LIBOR will no longer be published after June 30, 2023. This announcement has several implications, including setting the spread that may be used to automatically convert contracts from LIBOR to SOFR.  Additionally, banking regulators are encouraging banks to discontinue new LIBOR debt issuances by December 31, 2021. The Company anticipates that LIBOR will continue to be available at least until June 30, 2023.  The Credit Facility provides that, on or about the LIBOR cessation date (subject to an early opt-in election), LIBOR shall be replaced as a benchmark rate in the Credit Facility with a new benchmark rate, with such adjustments as set forth in the Credit Facility. We are not able to predict when LIBOR will cease to be available or when there will be enough liquidity in the SOFR markets.

Cash Flow Information

Net cash provided by operating activities for the six months ended June 30, 2021 was $33.1 million, compared to $23.9 million for the same period in 2020. The increase during the 2021 period was primarily due to net income as well as increases in depreciation and amortization expenses for the six months ended June 30, 2021 compared to the same period in 2020.

Net cash used in investing activities for the six months ended June 30, 2021 was $116.0 million, compared to $76.0 million for the same period in 2020. The increase during the 2021 period was primarily the result of greater real estate investment activity in the 2021 period compared to the same period in 2020.

Net cash provided by financing activities for the six months ended June 30, 2021 was $84.5 million, compared to $58.2 million for the same period in 2020. The increase during the 2021 period was primarily due to net proceeds received from our common stock offerings, partially offset by net repayments on the Credit Facility, the payment of debt issuance costs related to the Credit Facility, and higher dividends paid to our common stockholders.

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

In accordance with the National Association of Real Estate Investment Trusts’ (“NAREIT”) definition, FFO means net income or loss computed in accordance with GAAP before noncontrolling interests of holders of OP Units and LTIP Units, excluding gains (or losses) from sales of property and extraordinary items, less preferred stock dividends, plus real estate-related depreciation and amortization (excluding amortization of debt issuance costs and the amortization of above and below market leases), and after adjustments for unconsolidated partnerships and joint ventures. The Company did not record any adjustments for unconsolidated partnerships and joint ventures during the three or six months ended June 30, 2021 and 2020. Because FFO excludes real estate-related depreciation and amortization (other than amortization of debt issuance costs and above and below market lease amortization expense), the Company believes that FFO provides a performance measure that, when compared period-over-period, reflects the impact to operations from trends in occupancy rates, rental rates, operating costs, development activities and interest costs, providing perspective not immediately apparent from the closest GAAP measurement, net income or loss.

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

A reconciliation of FFO and AFFO for the three and six months ended June 30, 2021 and 2020 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(unaudited, in thousands except per share and unit amounts)
Net income	$4,164	$1,672	$7,487	$4,489
Less: Preferred stock dividends	(1,455)	(1,455)	(2,911)	(2,911)
Depreciation and amortization expense	11,399	8,941	22,225	16,698
FFO	$14,108	$9,158	$26,801	$18,276
Amortization of above market leases, net	85	157	145	403
Straight line deferred rental revenue	(1,374)	(1,259)	(2,778)	(2,816)
Stock-based compensation expense	1,612	897	3,327	1,819
Amortization of debt issuance costs and other	505	319	930	634
Management internalization expense	—	920	—	1,424
Preacquisition expense	62	147	128	196
AFFO	$14,998	$10,339	$28,553	$19,936

Net income attributable to common stockholders per share – basic and diluted	$0.04	$—	$0.08	$0.03
FFO per share and unit	$0.22	$0.19	$0.44	$0.38
AFFO per share and unit	$0.23	$0.21	$0.47	$0.41

Weighted Average Shares and Units Outstanding – basic and diluted	65,113	48,515	60,705	48,169

Weighted Average Shares and Units Outstanding:
Weighted Average Common Shares	61,194	45,404	56,956	44,793
Weighted Average OP Units	1,753	2,023	1,759	2,398
Weighted Average LTIP Units	2,166	1,088	1,990	978
Weighted Average Shares and Units Outstanding – basic and diluted	65,113	48,515	60,705	48,169

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

As of June 30, 2021, we had $101.1 million of unhedged floating-rate borrowings outstanding (before the netting of unamortized debt issuance costs). At June 30, 2021, LIBOR on our outstanding floating-rate borrowings was 0.11%. Assuming no increase in the amount of our floating-rate debt, if LIBOR increased 100 basis points, our cash flow would decrease by approximately $1.0 million annually. Assuming no increase in the amount of our floating-rate debt, if LIBOR were reduced 100 basis points, our cash flow would increase by approximately $1.0 million annually.

Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve our objectives, we may borrow at fixed rates or floating rates. We have six interest rate swaps with a total notional amount of $350 million that are used to manage our interest rate risk and fix the LIBOR component on the Term Loan. An aggregate of $150 million of the swaps mature in August 2023 and the remaining $200 million mature in August 2024. In addition, we have five forward starting interest rate swaps that will be effective on the maturity dates of the existing interest rate swaps. The forward starting swaps each have a maturity date of April 2026 and will fix the LIBOR component on the Term Loan through its maturity. Currently, the interest rate swaps fix the LIBOR component of the Term Loan at a rate of 1.91% through August 2023. Subsequently, from August 2023 to August 2024 the LIBOR component of the Term Loan rate will be fixed at 1.61%.  Finally, from August 2024 to April 2026 the LIBOR component of the Term Loan rate will be fixed at 1.45%.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act that are designed to ensure that information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to management, including the principal executive and financial officer as appropriate, to allow timely decisions regarding required disclosures. Our principal executive officer and principal financial officer evaluated the effectiveness of disclosure controls and procedures as of June 30, 2021 pursuant to Rule 13a-15(b) under the Exchange Act. Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this Report, the Company’s disclosure controls and procedures were effective to ensure that information required to be included in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

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

Item 1A. Risk Factors

During the three months ended June 30, 2021, there were no material changes to the risk factors that were disclosed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 8, 2021 and Item 1A. Risk Factors of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, that was filed with the SEC on May 7, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On May 28, 2021, the Company issued 20,502 shares of its common stock to The David Phuong Pham and Han Phuong Bui Trust (the “Trust”) in connection with the Trust’s redemption of 20,502 OP Units issued to it by the Operating Partnership on December 31, 2018 in connection with a contribution of certain assets to the Operating Partnership. Pursuant to the terms of the Operating Partnership’s partnership agreement, OP Units may be redeemed by the holder after a one-year holding period for either cash or shares of common stock of the Company, such form of redemption consideration to be determined at the sole discretion of the Company. The issuance of these shares of common stock was effected in reliance upon the exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, based on the fact that the issuance was not a “public offering” as defined in Section 4(a)(2) due to the insubstantial number of persons involved in the transaction, manner of the issuance and number of securities issued.

On June 22, 2021, the Company issued 30,000 shares of its common stock to Minnite Family, LLC (the “LLC”) in connection with the LLC’s redemption of 30,000 OP Units issued to it by the Operating Partnership on April 19, 2018 in connection with the LLC’s contribution of certain assets to the Operating Partnership. Pursuant to the terms of the Operating Partnership’s partnership agreement, OP Units may be redeemed by the holder after a one-year holding period for either cash or shares of common stock of the Company, such form of redemption consideration to be determined at the sole discretion of the Company. The issuance of these shares of common stock was effected in reliance upon the exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, based on the fact that the issuance was not a “public offering” as defined in Section 4(a)(2) due to the insubstantial number of persons involved in the transaction, manner of the issuance and number of securities issued.

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

4.1	Specimen of Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-11/A as filed with the SEC on June 15, 2016).

4.2

Specimen of 7.50% Series A Cumulative Redeemable Preferred Stock Certificate (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K as filed with the SEC on September 14, 2017).

10.1

Second Amended and Restated Credit Agreement, dated May 3, 2021, by and among Global Medical REIT L.P., Global Medical REIT Inc., the certain subsidiaries from time to time party thereto as guarantors, and JPMorgan Chase Bank, N.A., as administrative agent, and the several banks and financial institutions party thereto as lenders (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on May 5, 2021).

10.2

Global Medical REIT Inc. 2016 Equity Incentive Plan (as amended through May 26, 2021)(incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on May 28, 2021).

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

32.1**	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS *	Inline XBRL Instance Document

101.SCH *	Inline XBRL Taxonomy Schema

101.CAL *	Inline XBRL Taxonomy Calculation Linkbase

101.DEF *	Inline XBRL Taxonomy Definition Linkbase

101.LAB *	Inline XBRL Taxonomy Label Linkbase

101.PRE *	Inline XBRL Taxonomy Presentation Linkbase

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith. Such certification shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBAL MEDICAL REIT INC.

Date: August 6, 2021	By:	/s/ Jeffrey M. Busch
Jeffrey M. Busch
Chief Executive Officer (Principal Executive Officer)

Date: August 6, 2021	By:	/s/ Robert J. Kiernan
Robert J. Kiernan
Chief Financial Officer (Principal Financial and Accounting Officer)