Form 10-Q
period 2021-09-30
Global Medical REIT Inc.
filed 2021-11-05
CIK 1533615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

The number of shares of the registrant’s common stock outstanding at November 1, 2021 was 64,207,923.

PART I   FINANCIAL INFORMATION

GLOBAL MEDICAL REIT INC.

Condensed Consolidated Balance Sheets

(unaudited and in thousands, except par values)

	As of
	September 30, 2021	December 31, 2020
Assets
Investment in real estate:
Land	$149,249	$128,857
Building	964,169	851,427
Site improvements	18,017	15,183
Tenant improvements	56,156	49,204
Acquired lease intangible assets	123,918	98,234
	1,311,509	1,142,905
Less: accumulated depreciation and amortization	(130,284)	(94,462)
Investment in real estate, net	1,181,225	1,048,443
Cash and cash equivalents	6,030	5,507
Restricted cash	5,839	5,246
Tenant receivables, net	5,126	5,596
Due from related parties	275	103
Escrow deposits	5,970	4,817
Deferred assets	24,422	20,272
Derivative asset	219	—
Goodwill	5,903	5,903
Other assets	8,297	5,019
Total assets	$1,243,306	$1,100,906

Liabilities and Equity
Liabilities:
Credit Facility, net of unamortized debt issuance costs of $8,497 and $3,559 at September 30, 2021 and December 31, 2020, respectively	$497,203	$521,641
Notes payable, net of unamortized debt issuance costs of $644 and $835 at September 30, 2021 and December 31, 2020, respectively	57,397	64,937
Accounts payable and accrued expenses	11,065	7,279
Dividends payable	15,309	12,470
Security deposits	4,600	4,340
Derivative liability	12,070	18,086
Other liabilities	7,104	6,171
Acquired lease intangible liability, net	8,333	8,222
Total liabilities	613,081	643,146
Commitments and Contingencies
Equity:
Preferred stock, $0.001 par value, 10,000 shares authorized; 3,105 issued and outstanding at September 30, 2021 and December 31, 2020, respectively (liquidation preference of $77,625 at September 30, 2021 and December 31, 2020, respectively)	74,959	74,959
Common stock, $0.001 par value, 500,000 shares authorized; 64,208 shares and 49,461 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	64	49
Additional paid-in capital	700,206	504,789
Accumulated deficit	(147,562)	(116,773)
Accumulated other comprehensive loss	(11,946)	(18,219)
Total Global Medical REIT Inc. stockholders' equity	615,721	444,805
Noncontrolling interest	14,504	12,955
Total equity	630,225	457,760
Total liabilities and equity	$1,243,306	$1,100,906

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL MEDICAL REIT INC.

Condensed Consolidated Statements of Operations

(unaudited and in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Revenue
Rental revenue	$29,967	$25,055	$85,492	$68,623
Other income	16	42	101	178
Total revenue	29,983	25,097	85,593	68,801

Expenses
General and administrative	3,852	4,027	12,519	7,509
Operating expenses	3,973	3,619	10,964	8,256
Management fees – related party	—	—	—	4,024
Depreciation expense	8,639	6,954	24,779	19,383
Amortization expense	3,303	2,563	9,443	6,832
Interest expense	4,830	4,864	14,887	13,616
Management internalization expense	—	12,580	—	14,005
Preacquisition expense	18	70	146	267
Total expenses	24,615	34,677	72,738	73,892

Net income (loss)	$5,368	$(9,580)	$12,855	$(5,091)
Less: Preferred stock dividends	(1,455)	(1,455)	(4,366)	(4,366)
Less: Net (income) loss attributable to noncontrolling interest	(224)	767	(492)	647
Net income (loss) attributable to common stockholders	$3,689	$(10,268)	$7,997	$(8,810)

Net income (loss) attributable to common stockholders per share – basic and diluted	$0.06	$(0.22)	$0.13	$(0.19)

Weighted average shares outstanding – basic and diluted	64,204	46,908	59,398	45,503

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL MEDICAL REIT INC.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(unaudited and in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Net income (loss)	$5,368	$(9,580)	$12,855	$(5,091)
Other comprehensive income (loss):
Increase (decrease) in fair value of interest rate swap agreements	1,838	2,003	6,273	(12,977)
Total other comprehensive income (loss)	1,838	2,003	6,273	(12,977)
Comprehensive income (loss)	7,206	(7,577)	19,128	(18,068)
Less: Preferred stock dividends	(1,455)	(1,455)	(4,366)	(4,366)
Less: Comprehensive (income) loss attributable to noncontrolling interest	(329)	628	(858)	1,555
Comprehensive income (loss) attributable to common stockholders	$5,422	$(8,404)	$13,904	$(20,879)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL MEDICAL REIT INC.

Condensed Consolidated Statements of Equity

(unaudited and in thousands, except per share amounts)

For the Nine Months Ended September 30, 2021:

								Global
							Accumulated	Medical
					Additional		Other	REIT Inc.	Non-
	Common Stock		Preferred Stock		Paid-in	Accumulated	Comprehensive	Stockholders’	controlling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity	Interest	Equity
Balances, December 31, 2020	49,461	$49	3,105	$74,959	$504,789	$(116,773)	$(18,219)	$444,805	$12,955	$457,760
Net income	—	—	—	—	—	12,363	—	12,363	492	12,855
Issuance of shares of common stock, net	14,685	15	—	—	194,498	—	—	194,513	—	194,513
LTIP Units and OP Units redeemed for common stock	62	—	—	—	919	—	—	919	(919)	—
Change in fair value of interest rate swap agreements	—	—	—	—	—	—	6,273	6,273	—	6,273
Stock-based compensation expense	—	—	—	—	—	—	—	—	4,568	4,568
Dividends to common stockholders ($0.615 per share)	—	—	—	—	—	(38,786)	—	(38,786)	—	(38,786)
Dividends to preferred stockholders ($1.40625 per share)	—	—	—	—	—	(4,366)	—	(4,366)	—	(4,366)
Dividends to noncontrolling interest	—	—	—	—	—	—	—	—	(2,592)	(2,592)
Balances, September 30, 2021	64,208	$64	3,105	$74,959	$700,206	$(147,562)	$(11,946)	$615,721	$14,504	$630,225

For the Three Months Ended September 30, 2021:

								Global
							Accumulated	Medical
					Additional		Other	REIT Inc.	Non-
	Common Stock		Preferred Stock		Paid-in	Accumulated	Comprehensive	Stockholders’	controlling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity	Interest	Equity
Balances, June 30, 2021	64,197	$64	3,105	$74,959	$700,038	$(138,088)	$(13,784)	$623,189	$14,066	$637,255
Net income	—	—	—	—	—	5,144	—	5,144	224	5,368
Issuance of shares of common stock, net	—	—	—	—	—	—	—	—	—	—
LTIP Units and OP Units redeemed for common stock	11	—	—	—	168	—	—	168	(168)	—
Change in fair value of interest rate swap agreements	—	—	—	—	—	—	1,838	1,838	—	1,838
Stock-based compensation expense	—	—	—	—	—	—	—	—	1,241	1,241
Dividends to common stockholders ($0.205 per share)	—	—	—	—	—	(13,163)	—	(13,163)	—	(13,163)
Dividends to preferred stockholders ($0.46875 per share)	—	—	—	—	—	(1,455)	—	(1,455)	—	(1,455)
Dividends to noncontrolling interest	—	—	—	—	—	—	—	—	(859)	(859)
Balances, September 30, 2021	64,208	$64	3,105	$74,959	$700,206	$(147,562)	$(11,946)	$615,721	$14,504	$630,225

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

GLOBAL MEDICAL REIT INC.

Condensed Consolidated Statements of Cash Flows

(unaudited and in thousands)

	Nine Months Ended September 30,
	2021	2020
Operating activities
Net income (loss)	$12,855	$(5,091)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation expense	24,779	19,383
Amortization of acquired lease intangible assets	9,378	6,813
Amortization of above market leases, net	318	472
Amortization of debt issuance costs and other	1,468	1,030
Stock-based compensation expense	4,568	3,391
Capitalized preacquisition costs charged to expense	123	167
Reserve for uncollectible receivables	(100)	727
Other	38	45
Changes in operating assets and liabilities:
Tenant receivables	570	(2,472)
Deferred assets	(4,150)	(4,416)
Other assets and liabilities	(1,379)	(322)
Accounts payable and accrued expenses	2,956	1,169
Security deposits	260	(780)
Accrued management fees due to related party	—	(1,727)
Net cash provided by operating activities	51,684	18,389

Investing activities
Purchase of land, buildings, and other tangible and intangible assets and liabilities	(165,743)	(136,813)
Internalization - cash paid for acquisition of former advisor, net of cash acquired of $559	—	(5,093)
Escrow deposits for purchase of properties	795	700
Loans (made to) repayments received from related parties	(172)	10
Capital expenditures on existing real estate investments	(1,620)	(416)
Net cash used in investing activities	(166,740)	(141,612)

Financing activities
Net proceeds received from common equity offerings	194,433	38,137
Escrow deposits required by third party lenders	(1,948)	(1,034)
Proceeds from notes payable	—	14,800
Repayment of notes payable	(7,731)	(233)
Proceeds from Credit Facility	187,700	158,400
Repayment of Credit Facility	(207,200)	(51,550)
Payment of debt issuance costs	(6,177)	(1,266)
Dividends paid to common stockholders, and OP Unit and LTIP Unit holders	(38,539)	(29,588)
Dividends paid to preferred stockholders	(4,366)	(4,366)
Net cash provided by financing activities	116,172	123,300
Net increase in cash and cash equivalents and restricted cash	1,116	77
Cash and cash equivalents and restricted cash—beginning of period	10,753	7,185
Cash and cash equivalents and restricted cash—end of period	$11,869	$7,262

Supplemental cash flow information:
Cash payments for interest	$13,307	$12,339

Noncash financing and investing activities:
Accrued dividends payable	$15,309	$11,843
Interest rate swap agreements fair value change recognized in other comprehensive loss	$(6,273)	$12,977
LTIP Units and OP Units redeemed for common stock	$919	$15,551
CMBS loan assumed in connection with a facility acquisition	$—	$12,074
Accrued common stock offering costs	$—	$169
Accrued capital expenditures included in accounts payable and accrued expenses	$909	$975
Recognition of lease liability related to right of use asset	$511	$727

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL MEDICAL REIT INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

(in thousands, except per share amounts or as otherwise indicated)

Note 1 – Organization

Global Medical REIT Inc. (the “Company”) is a Maryland corporation engaged primarily in the acquisition of purpose-built healthcare facilities and the leasing of those facilities to strong healthcare systems and groups with leading market share. The Company holds its facilities and conducts its operations through a Delaware limited partnership subsidiary named Global Medical REIT L.P. (the “Operating Partnership”). The Company serves as the sole general partner of the Operating Partnership through a wholly owned subsidiary of the Company named Global Medical REIT GP LLC, a Delaware limited liability company. As of September 30, 2021, the Company was the 94.28% limited partner of the Operating Partnership, with an aggregate of 5.72% of the Operating Partnership owned by holders of long-term incentive plan units (“LTIP Units”) and third-party limited partners who contributed properties or services to the Operating Partnership in exchange for common limited partnership units (“OP Units”). Until July 9, 2020, the Company was externally managed and advised by its former advisor. On July 9, 2020, the Company completed its management internalization transaction, whereby the management agreement with the former advisor was terminated, the employees of the former advisor became employees of the Company and the functions previously performed by the former advisor were internalized by the Company.

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

Investment in Real Estate

The Company determines when an acquisition meets the definition of a business or alternatively should be accounted for as an asset acquisition in accordance with Accounting Standard Codification (“ASC”) Topic 805 “Business Combinations” (“ASC Topic 805”), which requires that, when substantially all of the fair value of an acquisition is concentrated in a single identifiable asset or a group of similar identifiable assets, the asset or group of similar identifiable assets does not meet the definition of a business and therefore is required to be accounted for as an asset acquisition. Transaction costs are capitalized for asset acquisitions and expensed as incurred for business combinations. All our facility acquisitions for the nine months ended September 30, 2021 and 2020 have been accounted for as asset acquisitions because substantially all the fair value of the gross assets the Company acquired were concentrated in a single asset or group of similar identifiable assets.

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

	As of September 30,
	2021	2020
Cash and cash equivalents	$6,030	$2,052
Restricted cash	5,839	5,210
Total cash and cash equivalents and restricted cash	$11,869	$7,262

Tenant Receivables, Net

The tenant receivable balance as of September 30, 2021 and December 31, 2020 was $5,126 and $5,596, respectively. The balance as of September 30, 2021 consisted of $1,085 in funds owed from the Company’s tenants for rent that the Company had earned but had not yet received, $1,168 of loans that were made to two of the Company’s tenants, and $2,873 of tenant reimbursements. The balance as of December 31, 2020 consisted of $1,066 in funds owed from the Company’s tenants for rent that the Company had earned but had not yet received, $1,200 of loans that were made to two of the Company’s tenants, and $3,330 of tenant reimbursements.

Receivables arising from operating leases are accounted for in accordance with ASC Topic 842 “Leases” (“ASC Topic 842”). The Company assesses the likelihood of losses resulting from tenant defaults, or the inability of tenants to make contractual rent and tenant recovery payments at each reporting date. The Company also monitors the liquidity and creditworthiness of its tenants and operators on a continuous basis. If the likelihood of a tenant paying its lease payments is determined to no longer be probable, all tenant receivables, including deferred rent, are written off against revenue and any future revenue for that tenant is recognized only upon receipt of cash. In addition, as of September 30, 2021, the Company had a portfolio level reserve of $350 on those leases that were probable of collection to ensure that the tenant lease receivables were not overstated.

Escrow Deposits

The escrow balance as of September 30, 2021 and December 31, 2020 was $5,970 and $4,817, respectively. Escrow deposits include funds held in escrow to be used for the acquisition of properties in the future and for the payment of taxes, insurance, and other amounts as stipulated by the Company’s Cantor Loan, as hereinafter defined.

Deferred Assets

The deferred assets balance as of September 30, 2021 and December 31, 2020 was $24,422 and $20,272, respectively. The balance as of September 30, 2021 consisted of $24,339 in deferred rent receivables resulting from the recognition of revenue from leases with fixed annual rental escalations on a straight-line basis and $83 of other deferred costs. The balance as of December 31, 2020 consisted of $20,192 in deferred rent receivables resulting from the recognition of revenue from leases with fixed annual rental escalations on a straight-line basis and $80 of other deferred costs.

Other Assets

The other assets balance as of September 30, 2021 and December 31, 2020 was $8,297 and $5,019, respectively. The balance as of September 30, 2021 consisted of $3,887 for right of use assets, $1,505 in preacquisition and other capitalized costs related to our properties, $2,626 in prepaid assets, and $279 for net capitalized software costs and miscellaneous assets. The balance as of December 31, 2020 consisted of $3,598 for right of use assets, $484 in capitalized preacquisition costs, $588 in prepaid assets, and $349 for net capitalized software costs and miscellaneous assets. Refer to Note 8 – “Leases” for additional details on right of use assets.

Derivative Instruments - Interest Rate Swaps

As of September 30, 2021 and December 31, 2020, the Company's net liability balance related to interest rate swap derivative instruments that were designated as cash flow hedges of interest rate risk was $11,851 and $18,086, respectively. In accordance with the Company’s risk management strategy, the purpose of the interest rate swaps is to manage interest rate risk for certain of the Company’s variable-rate debt. The interest rate swaps involve the Company’s receipt of variable-rate amounts from four counterparties in exchange for the Company making fixed-rate payments over the life of the agreements. The Company accounts for derivative instruments in accordance with the provisions of ASC Topic 815, “Derivatives and Hedging.” Refer to Note 4 – “Credit Facility, Notes Payable and Derivative Instruments” for additional details.

Management Internalization Expense

As discussed in Note 1 – “Organization,” on July 9, 2020, the Company completed its management internalization transaction.  The total amount of consideration for the transaction, after a working capital adjustment, was $17,746. The portion of the consideration paid for the transaction that was attributed to the settlement of a preexisting contractual relationship (the Management Agreement (as hereafter defined)) of $12,094 was recognized as “Management Internalization Expense” in the accompanying Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2020 and the $5,903 of excess consideration paid over the fair value of underlying identifiable net liabilities of the business acquired of $251 was recorded as “Goodwill” in the accompanying Condensed Consolidated Balance Sheets. The Company also incurred $486 and $1,911 of expense related to the management internalization for the three and nine months ended September 30, 2020, respectively, which are also included in the “Management Internalization Expense” line item for the three and nine months ended September 30, 2020.

Goodwill

As of September 30, 2021 and December 31, 2020, the Company’s goodwill balance was $5,903. Goodwill represents the excess of consideration paid over the fair value of underlying identifiable net assets of businesses acquired. The Company’s goodwill balance was derived from its management internalization transaction. Goodwill has an indefinite life and is not amortized, but is tested for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company’s policy is to perform its annual goodwill impairment evaluation as of the first day of the fourth quarter of its fiscal year. The Company has one reporting unit.

Sales of Real Estate

The Company classifies a property as held for sale when the criteria are met, in accordance with GAAP.  At that time, the Company presents the assets and obligations associated with the real estate held for sale separately in its Condensed Consolidated Balance Sheets, and ceases recording depreciation and amortization expense related to that asset.  Real estate held for sale is reported at the lower of its carrying amount or its estimated fair value less estimated costs to sell.

Upon the disposition of a property, the Company recognizes a gain or loss at a point in time when the Company determines control of the underlying asset has been transferred to the buyer. The Company’s performance obligation is generally satisfied at the closing of the transaction. Any continuing involvement is analyzed as a separate performance obligation in the contract, and a portion of the sales price is allocated to each performance obligation. There is significant judgment applied to estimate the amount of any variable consideration identified within the sales price and assess its probability of occurrence based on current market information, historical transactions, and forecasted information that is reasonably available.

For sales of real estate (or assets classified as held for sale), the Company evaluates whether the disposition is a strategic shift that will have a major effect on the Company’s operations and financial results. If a disposition represents a strategic shift that will have a major effect on the Company’s operations and financial results, it will be classified as discontinued operations in the Company’s condensed consolidated financial statements for all periods presented.

Recent Accounting Pronouncements

Reference Rate Reform

Accounting Standards Update (“ASU”) 2020-04, Reference Rate Reform (Topic 848) (“ASU 2020-04”) contains practical expedients for reference rate reform-related activities that impact debt, leases, derivatives and other contracts. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. As of September 30, 2021, the Company had previously elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. The Company continues to evaluate the impact of the guidance and may apply other elections as applicable as additional changes in the market occur.

Note 3 – Property Portfolio

Summary of Properties Acquired During the Nine Months Ended September 30, 2021

During the nine months ended September 30, 2021 the Company completed 16 acquisitions. For each acquisition, substantially all of the fair value was concentrated in a single identifiable asset or group of similar identifiable assets and, therefore, each acquisition represents an asset acquisition. Accordingly, transaction costs for these acquisitions were capitalized.

A rollforward of the gross investment in land, building, improvements, and acquired lease intangible assets as of September 30, 2021 resulting from these acquisitions is as follows:

			Site	Tenant	Acquired Lease	Gross Investment in
	Land	Building	Improvements	Improvements	Intangible Assets	Real Estate
Balances as of December 31, 2020	$128,857	$851,427	$15,183	$49,204	$98,234	$1,142,905
Facility Acquired – Date Acquired:
El Paso – 1/12/21	899	7,549	71	160	1,338	10,017
Syracuse – 1/15/21	616	4,745	128	136	772	6,397
West El Paso – 1/15/21	851	7,160	144	567	856	9,578
Fort Worth – 3/9/21	1,817	13,020	143	395	2,069	17,444
Port St. Lucie – 4/6/21	590	3,583	70	185	359	4,787
Cape Coral and Fort Myers – 4/13/21	5,623	20,155	480	1,132	4,311	31,701
Dallas – 4/16/21	3,101	2,593	63	469	493	6,719
East Grand Forks – 4/19/21	845	6,248	278	815	2,092	10,278
Coos Bay – 4/21/21	861	5,095	56	50	410	6,472
Caledonia – 6/2/21	582	2,669	66	96	497	3,910
Tallahassee – 6/2/21	782	6,720	137	387	1,218	9,244
Forsyth – 7/28/21	1,554	9,627	348	456	7,439	19,424
North Charleston – 7/29/21	927	4,248	106	801	1,098	7,180
Munster – 9/15/21	780	4,451	161	391	953	6,736
Hialeah – 9/30/21	—	9,633	264	716	1,231	11,844
Athens – 9/30/21	564	4,106	58	63	548	5,339
Capitalized costs(1)	—	1,140	261	133	—	1,534
Total Additions:	20,392	112,742	2,834	6,952	25,684	168,604
Balances as of September 30, 2021	$149,249	$964,169	$18,017	$56,156	$123,918	$1,311,509

(1) Represents capital projects that were completed and placed in service during the nine months ended September 30, 2021 related to the Company’s existing facilities.

Depreciation expense was $8,639 and $24,779 for the three and nine months ended September 30, 2021, respectively, and $6,954 and $19,383 for the three and nine months ended September 30, 2020, respectively.

As of September 30, 2021, the Company had aggregate capital improvement commitments and obligations to improve, expand, and maintain the Company’s existing facilities of approximately $28,900. Many of these amounts are subject to contingencies that make it difficult to predict when they will be utilized, if at all. In accordance with the terms of the Company’s leases, capital improvement obligations in the next twelve months could total up to approximately $23,900.

The following is a summary of the acquisitions completed during the nine months ended September 30, 2021.

El Paso Facility

On January 12, 2021, the Company purchased a medical office building located in El Paso, Texas (the “El Paso Facility”) for a purchase price of approximately $10.0 million.  Upon closing the Company assumed three existing leases at the El Paso Facility (the “El Paso Leases”). At acquisition, the El Paso Leases had a weighted-average remaining term of approximately four years, exclusive of tenant renewal options. The following table presents the details of the tangible and intangible assets acquired and liabilities assumed:

Land and site improvements	$970
Building and tenant improvements	7,709
In-place leases	750
Above-market lease intangibles	383
Leasing costs	205
Total purchase price	$10,017

Syracuse Facility

On January 15, 2021, the Company purchased a medical office building located in Syracuse, New York (the “Syracuse Facility”) for a purchase price of approximately $6.2 million.  Upon closing the Company assumed two existing leases at the Syracuse Facility (the “Syracuse Leases”). At acquisition, the Syracuse Leases had a weighted-average remaining term of approximately eight years, exclusive of tenant renewal options. The following table presents the details of the tangible and intangible assets acquired and liabilities assumed:

Land and site improvements	$744
Building and tenant improvements	4,881
In-place leases	434
Leasing costs	338
Below-market lease intangibles	(207)
Total purchase price	$6,190

West El Paso Facilities

On January 15, 2021, the Company purchased two medical office buildings and an ambulatory surgical center located in El Paso, Texas (the “West El Paso Facilities”) for a total purchase price of approximately $9.6 million. Upon closing the Company entered into two new leases at the medical office buildings with 12-year terms and assumed the existing lease at the ambulatory surgery center, which, at acquisition, had a remaining term of seven years. All three leases have tenant renewal options. The following table presents the details of the tangible and intangible assets acquired and liabilities assumed:

Land and site improvements	$995
Building and tenant improvements	7,727
In-place leases	432
Leasing costs	424
Total purchase price	$9,578

Fort Worth Facility

On March 9, 2021, the Company purchased an inpatient psychiatric hospital located in Fort Worth, Texas (the “Fort Worth Facility”) for a purchase price of approximately $17.4 million. Upon closing the Company assumed the existing lease at the Fort Worth Facility (the “Fort Worth Lease”). At acquisition, the Fort Worth Lease had a remaining term of approximately eight years, exclusive of tenant renewal options. The following table presents the details of the tangible and intangible assets acquired and liabilities assumed:

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

Cape Coral and Fort Myers Facilities

On April 13, 2021, the Company purchased a six-property medical office portfolio located in Cape Coral, Florida and Fort Myers, Florida (the “Cape Coral and Fort Myers Facilities”) for a total purchase price of approximately $31.7 million. Upon closing the Company assumed six existing leases at the Cape Coral and Fort Myers Facilities (the “Cape Coral and Fort Myers Leases”). At acquisition, the Cape Coral and Fort Myers Leases had a weighted-average remaining term of approximately five years, exclusive of tenant renewal options. The following table presents the details of the tangible and intangible assets acquired and liabilities assumed:

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

East Grand Forks Facilities

On April 19, 2021, the Company purchased two medical office buildings located in East Grand Forks, Minnesota (the “East Grand Forks Facilities”) for a total purchase price of approximately $9.7 million. Upon closing the Company assumed two existing leases at the East Grand Forks Facilities (the “East Grand Forks Leases”). At acquisition, the East Grand Forks Leases had a weighted-average remaining term of approximately four years, exclusive of tenant renewal options. The following table presents the details of the tangible and intangible assets acquired and liabilities assumed:

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

Forsyth Facilities

On July 28, 2021, the Company purchased two medical office buildings located in Forsyth, Illinois (the “Forsyth Facilities”) for a total purchase price of approximately $19.3 million. Upon closing the Company assumed six existing leases at the Forsyth Facilities (the “Forsyth Leases”). At acquisition, the Forsyth Leases had a weighted-average remaining term of approximately 10 years, exclusive of tenant renewal options. The following table presents the details of the tangible and intangible assets acquired and liabilities assumed:

Land and site improvements	$1,902
Building and tenant improvements	10,083
In-place leases	1,456
Above-market lease intangibles	4,946
Leasing costs	1,037
Below-market lease intangibles	(164)
Total purchase price	$19,260

North Charleston Facility

On July 29, 2021, the Company purchased a medical office building in North Charleston, South Carolina (the “North Charleston Facility”) for a purchase price of approximately $7.2 million. Upon closing the Company entered into a new lease with the existing tenant at the North Charleston Facility (the “North Charleston Lease”). The North Charleston Lease has a term of 15 years, exclusive of tenant renewal options. The following table presents the details of the tangible and intangible assets acquired and liabilities assumed:

Land and site improvements	$1,033
Building and tenant improvements	5,049
In-place leases	534
Leasing costs	564
Total purchase price	$7,180

Munster Facility

On September 15, 2021, the Company purchased certain condominium units within a medical office building in Munster, Indiana (the “Munster Facility”) for a purchase price of approximately $6.7 million. Upon closing the Company assumed five leases with five tenants and entered into three new leases with three existing tenants at the Munster Facility (the “Munster Leases”). At acquisition, the Munster Leases had a weighted-average remaining lease term of approximately seven years, exclusive of tenant renewal options.  The following table presents the details of the tangible and intangible assets acquired and liabilities assumed:

Land and site improvements	$941
Building and tenant improvements	4,842
In-place leases	385
Above-market lease intangibles	292
Leasing costs	276
Below-market lease intangibles	(57)
Total purchase price	$6,679

Hialeah Facility

On September 30, 2021, the Company purchased a medical office building located in Hialeah, Florida (the “Hialeah Facility”) and the seller’s interest, as ground lessee, in an existing ground lease, for a total purchase price of $11.7 million. At acquisition, the ground lease had a remaining term of approximately 39 years. Upon closing the Company assumed 42 existing leases at the Hialeah Facility (the “Hialeah Leases”). At acquisition, the Hialeah Leases had a weighted-average remaining term of approximately 2 years, exclusive of tenant renewal options; however, due to the number of leases at the Hialeah Facility, the weighted-average remaining lease term is not comparative to the weighted-average remaining lease terms of the Company’s single-tenant properties. The following table presents the details of the tangible and intangible assets acquired and liabilities assumed:

Land and site improvements	$264
Building and tenant improvements	10,349
In-place leases	931
Leasing costs	300
Below-market lease intangibles	(150)
Total purchase price	$11,694

Athens Facility

On September 30, 2021, the Company purchased a medical office building in Athens, Georgia (the “Athens Facility”) for a purchase price of approximately $5.3 million. Upon closing the Company assumed the existing lease at the Athens Facility (the “Athens Lease”). At acquisition, the Athens Lease had a remaining lease term of approximately three years, exclusive of tenant renewal options. The following table presents the details of the tangible and intangible assets acquired and liabilities assumed:

Land and site improvements	$622
Building and tenant improvements	4,169
In-place leases	472
Leasing costs	76
Total purchase price	$5,339

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

Lease Intangible Assets and Liabilities

The following is a summary of the carrying amount of lease intangible assets and liabilities as of the dates presented:

	As of September 30, 2021
		Accumulated
	Cost	Amortization	Net
Assets
In-place leases	$67,968	$(21,131)	$46,837
Above market leases	22,013	(5,704)	16,309
Leasing costs	33,937	(9,123)	24,814
	$123,918	$(35,958)	$87,960
Liability
Below market leases	$11,546	$(3,213)	$8,333

	As of December 31, 2020
		Accumulated
	Cost	Amortization	Net
Assets
In-place leases	$55,561	$(14,592)	$40,969
Above market leases	14,972	(4,023)	10,949
Leasing costs	27,701	(6,284)	21,417
	$98,234	$(24,899)	$73,335
Liability
Below market leases	$10,072	$(1,850)	$8,222

The following is a summary of the acquired lease intangible amortization:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Amortization expense related to in-place leases	$2,281	$1,800	$6,539	$4,796
Amortization expense related to leasing costs	$1,000	$744	$2,839	$2,017
Decrease in rental revenue related to above market leases	$648	$421	$1,681	$1,199
Increase in rental revenue related to below market leases	$475	$352	$1,363	$727

As of September 30, 2021, scheduled future aggregate net amortization of the acquired lease intangible assets and liabilities for each year ended December 31 is listed below:

	Net Decrease	Net Increase
	in Revenue	in Expenses
2021 (three months remaining)	$(204)	$3,510
2022	(830)	13,893
2023	(864)	12,939
2024	(708)	10,875
2025	(1,074)	7,579
Thereafter	(4,296)	22,855
Total	$(7,976)	$71,651

As of September 30, 2021, the weighted average amortization periods for asset lease intangibles and liability lease intangibles were 5.2 years and 4.2 years, respectively.

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

The Operating Partnership is subject to a number of financial covenants under the Credit Facility, including, among other things, the following as of the end of each fiscal quarter, (i) a maximum consolidated unsecured leverage ratio of less than 60%, (ii) a maximum consolidated secured leverage ratio of less than 30%, (iii) a maximum consolidated secured recourse leverage ratio of less than 10%, (iv) a minimum fixed charge coverage ratio of 1.50:1.00, (v) a minimum unsecured interest coverage ratio of 1.50:1.00, (vi) a maximum consolidated leverage ratio of less than 60%, and (vii) a minimum net worth of $345 million plus 75% of all net proceeds raised through equity offerings subsequent to December 31, 2020. As of November 1, 2021, management believed it was in compliance with all of the financial and non-financial covenants contained in the Credit Facility.

The Company has entered into interest rate swaps to hedge its interest rate risk on the Term Loan. For additional information related to the interest rate swaps, see the “Derivative Instruments - Interest Rate Swaps” section herein.

During the nine months ended September 30, 2021, the Company borrowed $187,700 under the Credit Facility and repaid $207,200, for a net amount repaid of $19,500. During the nine months ended September 30, 2020, the Company borrowed $158,400 under the Credit Facility and repaid $51,550 for a net amount borrowed of $106,850. Interest expense incurred on the Credit Facility was $3,500 and $11,101 for the three and nine months ended September 30, 2021, respectively, and $3,743 and $10,805, for the three and nine months ended September 30, 2020, respectively.

As of September 30, 2021 and December 31, 2020, the Company had the following outstanding borrowings under the Credit Facility:

	September 30, 2021	December 31, 2020
Revolver	$155,700	$175,200
Term Loan	350,000	350,000
Less: Unamortized debt issuance costs	(8,497)	(3,559)
Credit Facility, net	$497,203	$521,641

Costs incurred related to the Credit Facility, net of accumulated amortization, are netted against the Company’s “Credit Facility, net of unamortized debt issuance costs” balance in the accompanying Condensed Consolidated Balance Sheets. The Company paid $6,177 and $925 related to amendments and modifications to the Credit Facility as well as fees related to adding properties to the borrowing base during the nine months ended September 30, 2021 and 2020, respectively. The amount paid during the nine months ended September 30, 2021 primarily related to costs incurred in connection with the amendment and restatement of the Credit Facility on May 3, 2021. Amortization expense incurred was $463 and $1,239 for the three and nine months ended September 30, 2021, respectively, and $341 and $882, for the three and nine months ended September 30, 2020, respectively, and is included in the “Interest Expense” line item in the accompanying Condensed Consolidated Statements of Operations.

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

Notes Payable, Net of Debt Issuance Costs

The Company’s notes payable, net, includes four loans: (1) the Rosedale Loan, (2) the Dumfries Loan, (3) the Cantor Loan, and (4) the West Mifflin Loan, described in detail herein. The following table sets forth the aggregate balances of these loans as of September 30, 2021 and December 31, 2020.

	September 30, 2021	December 31, 2020
Notes payable, gross	$66,349	$66,349
Unamortized debt issuance costs	(644)	(835)
Cumulative principal repayments	(8,308)	(577)
Notes payable, net	$57,397	$64,937

In connection with the aforementioned loans, the Company paid no debt issuance and related costs during the nine months ended September 30, 2021 and $341 in debt issuance and related costs during the nine months ended September 30, 2020.  Amortization expense incurred related to the debt issuance costs was $62 and $191 for the three and nine months ended September 30, 2021, respectively, and $42 and $110 for the three and nine months ended September 30, 2020, respectively, and is included in the “Interest Expense” line item in the accompanying Condensed Consolidated Statements of Operations.

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

The Company made principal payments of $270 and $20 during the nine months ended September 30, 2021 and 2020, respectively. The loan balance as of September 30, 2021 and December 31, 2020 was $14,421 and $14,691, respectively. Interest expense incurred on this loan was $143 and $425 for the three and nine months ended September 30, 2021, respectively, and $104 for the three and nine months ended September 30, 2020.

As of September 30, 2021, scheduled principal payments due for each year ended December 31 were as follows:

2021 (three months remaining)	$91
2022	376
2023	391
2024	405
2025	13,158
Total	$14,421

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

The Company made principal payments of $204 and $108 during the nine months ended September 30, 2021 and 2020, respectively. The loan balance as of September 30, 2021 and December 31, 2020 was $11,695 and $11,899, respectively. Interest expense incurred on this loan was $138 and $413 for the three and nine months ended September 30, 2021, respectively, and $140 and $186 for the three and nine months ended September 30, 2020.

As of September 30, 2021, scheduled principal payments due for each year ended December 31 were as follows:

2021 (three months remaining)	$71
2022	288
2023	302
2024	11,034
Total	$11,695

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

The Company made principal payments of $172 during the nine months ended September 30, 2021. The loan balance as of September 30, 2021 and December 31, 2020 was $31,925 and $32,097. Interest expense incurred on this loan was $427 and $1,269 for the three and nine months ended September 30, 2021, respectively, and $425 and $1,326 for the three and nine months ended September 30, 2020, respectively.

As of September 30, 2021, scheduled principal payments due for each year ended December 31 were as follows:

2021 (three months remaining)	$110
2022	447
2023	471
2024	492
2025	523
Thereafter	29,882
Total	$31,925

West Mifflin Loan

On September 25, 2015, the Company, through a wholly-owned subsidiary, as borrower, entered into a $7,378 term loan with Capital One. On September 25, 2020, the Company and Capital One amended the terms of the loan to extend the maturity date to September 25, 2021 and increase the interest rate to 4.25% per annum. The West Mifflin facility serves as collateral for the loan.

The Company made principal payments of $7,085 and $105 during the nine months ended September 30, 2021 and 2020, respectively. The loan was paid in full as of September 30, 2021. The loan balance as of December 31, 2020 was $7,085. Interest expense incurred on this loan was $97 and $249 for the three and nine months ended September 30, 2021, respectively, and $68 and $203 for the three and nine months ended September 30, 2020, respectively.

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

The fair value of the Company’s interest rate swaps was a net liability of $11,851 and $18,086 as of September 30, 2021 and December 31, 2020, respectively. The gross balances are included in the “Derivative Asset” and “Derivative Liability” line items on the Company’s Condensed Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020, respectively.

The table below details the components of the amounts presented on the accompanying Condensed Consolidated Statements of Comprehensive Income (Loss) recognized on the Company’s interest rate swaps designated as cash flow hedges for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Amount of (gain) loss recognized in other comprehensive income (loss)	$(227)	$(451)	$(1,523)	$16,313
Amount of loss reclassified from accumulated other comprehensive loss into interest expense	(1,611)	(1,552)	(4,750)	(3,336)
Total change in accumulated other comprehensive loss	$(1,838)	$(2,003)	$(6,273)	$12,977

During the next twelve months, the Company estimates that an additional $6,224 will be reclassified as an increase to interest expense. Additionally, during the three and nine months ended September 30, 2021, the Company recorded total interest expense in its Condensed Consolidated Statements of Operations of $4,830 and $14,887, respectively.

Weighted-Average Interest Rate and Term

The weighted average interest rate and term of the Company’s debt was 2.91% and 4.53 years at September 30, 2021, compared to 3.17% and 2.79 years as of December 31, 2020.

Note 5 – Equity

Preferred Stock

The Company’s charter authorizes the issuance of 10,000 shares of preferred stock, par value $0.001 per share. As of September 30, 2021 and December 31, 2020, there were 3,105 shares of Series A Cumulative Redeemable Preferred Stock (“Series A Preferred Stock”), issued and outstanding. The Series A Preferred Stock has a liquidation preference of $25 per share.

Preferred stock dividend activity for the nine months ended September 30, 2021 is summarized in the following table:

		Applicable		Quarterly		Dividends
Date Announced	Record Date	Quarter	Payment Date	Dividend		per Share

December 16, 2020	January 15, 2021	Q4 2020	February 1, 2021	$1,455		$0.46875
March 3, 2021	April 15, 2021	Q1 2021	April 30, 2021	$1,455		$0.46875
June 10, 2021	July 15, 2021	Q2 2021	August 2, 2021	$1,455		$0.46875
September 10, 2021	October 15, 2021	Q3 2021	November 1, 2021	$1,455	(1)	$0.46875
(1)	Two months of this amount, equal to $970, was accrued at September 30, 2021.

The holders of the Series A Preferred Stock are entitled to receive dividend payments only when, as and if declared by the Company’s board of directors (the “Board”) (or a duly authorized committee of the Board). Dividends will accrue or be payable in cash from the original issue date, on a cumulative basis, quarterly in arrears on each dividend payment date at a fixed rate per annum equal to 7.50% of the liquidation preference of $25.00 per share (equivalent to $1.875 per share on an annual basis). Dividends on the Series A Preferred Stock will be cumulative and will accrue whether or not (i) funds are legally available for the payment of those dividends, (ii) the Company has earnings or (iii) those dividends are declared by the Board. The quarterly dividend payment dates on the Series A Preferred Stock are January 31, April 30, July 31 and October 31 of each year. During each of the nine-month periods ended September 30, 2021 and 2020, the Company paid preferred dividends of $4,366.

Common Stock

The Company has 500,000 authorized shares of common stock, $0.001 par value. As of September 30, 2021 and December 31, 2020, there were 64,208 and 49,461 outstanding shares of common stock, respectively.

Common stock dividend activity for the nine months ended September 30, 2021 is summarized in the following table:

		Applicable		Dividend	Dividends
Date Announced	Record Date	Quarter	Payment Date	Amount(1)	per Share

December 16, 2020	December 28, 2020	Q4 2020	January 11, 2021	$10,573	$0.20
March 3, 2021	March 24, 2021	Q1 2021	April 8, 2021	$13,260	$0.205
June 10, 2021	June 24, 2021	Q2 2021	July 8, 2021	$13,964	$0.205
September 10, 2021	September 24, 2021	Q3 2021	October 8, 2021	$13,961	$0.205
(1)	Includes distributions on outstanding LTIP Units and OP Units.

During the nine months ended September 30, 2021 and 2020, the Company paid total dividends on its common stock, LTIP Units and OP Units in the aggregate amount of $38,539 and $29,588, respectively.

As of September 30, 2021 and December 31, 2020, the Company had accrued dividend balances of $377 and $927 for dividends payable on the aggregate annual and long-term LTIP Units that are subject to retroactive receipt of dividends on the amount of LTIP Units ultimately earned. During the nine months ended September 30, 2021, $192 of dividends were accrued and $742 of dividends were paid related to these units. During the nine months ended September 30, 2020, $512 of dividends were accrued and $576 of dividends were paid related to these units.

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

In August 2020, the Company and the Operating Partnership entered into a Sales Agreement with certain sales agents, pursuant to which the Company may offer and sell, from time to time, up to $150 million of its common stock (the “2020 ATM Program”). During the nine months ended September 30, 2021, the Company generated net proceeds of $85,300 through equity issuances of 6,061 shares of the Company’s common stock at an average offering price of $14.29 per share through the 2020 ATM Program. As of November 1, 2021, the Company had $23 million remaining under the 2020 ATM Program.

OP Units

During the nine months ended September 30, 2021, three OP Unit holders redeemed an aggregate of 62 OP Units for shares of the Company’s common stock with an aggregate redemption value of $919. During the year ended December 31, 2020, four OP Unit holders redeemed an aggregate of 1,379 OP Units for shares of the Company’s common stock with an aggregate redemption value of $17,882.

As of September 30, 2021 and December 31, 2020, there were 1,702 and 1,764 OP Units issued and outstanding, respectively, with an aggregate value of $9,080 and $9,999, respectively. The OP Unit value at issuance and redemption is based on the Company’s closing share price on the date of the respective transaction and is included as a component of noncontrolling interest equity in the Company’s Condensed Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020. The Company has sufficient shares of common stock authorized pursuant to its charter to cover the redemption of outstanding OP Units.

Note 6 – Related Party Transactions

Management Agreement

On July 9, 2020, the Company completed the management internalization transaction. Prior to the completion of this transaction, the Company was subject to a management agreement dated July 1, 2016, by and between the Company and its former advisor.

Management Fees and Accrued Management Fees

As a result of the completion of the management internalization transaction, for the three months ended September 30, 2020, no management fees were incurred and expensed by the Company. For the nine months ended September 30, 2020, prior to the completion of the management internalization transaction, management fees of $4,024 were incurred and expensed by the Company. No incentive management fee was incurred by the Company during the three and nine months ended September 30, 2020.

Related Party Balances

The due from related parties balance as of September 30, 2021 and December 31, 2020 was $275 and $103, respectively. These balances primarily consist of taxes paid on behalf of LTIP Unit and OP Unit holders that are reimbursable to the Company. The Company had no amounts due to related parties as of September 30, 2021 and December 31, 2020.

Pro Forma Financial Information

On July 9, 2020, the Company acquired all of the outstanding shares of capital stock of the parent company of its former advisor. The accompanying Condensed Consolidated Statements of Operations for the nine months ended September 30, 2021 include the operations of the business acquired for the full nine-month period. The table below presents the unaudited revenue and net income attributable to common stockholders on a pro forma basis for the nine months ended September 30, 2020, as if the transaction occurred on January 1, 2020. The pro forma results are not necessarily indicative of the results that would have occurred if the business combination had occurred on the first day of the period presented, nor does the pro forma information purport to represent the results of operations for future periods.

Nine Months Ended
September 30, 2020
(unaudited, in thousands)

Pro forma total revenue	$68,801
Pro forma net income attributable to common stockholders	$4,469

Note 7 – Stock-Based Compensation

2016 Equity Incentive Plan

The 2016 Equity Incentive Plan, as amended (the “Plan”), is intended to assist the Company and its affiliates in recruiting and retaining employees of the Company, members of the Board, executive officers of the Company, and individuals who provide services to the Company and its affiliates.

The Plan is intended to permit the grant of both qualifying and non-qualified options and the grant of stock appreciation rights, restricted stock, unrestricted stock, awards of restricted stock units, performance awards and other equity-based awards (including LTIP Units). On May 26, 2021, the Company’s stockholders approved an amendment to the Plan to increase the number of authorized shares available for issuance under the Plan by 1,500 shares. Based on the grants outstanding as of September 30, 2021, there were 1,469 shares of common stock that remain available to be granted under the Plan. Units subject to awards under the Plan that are forfeited, cancelled, lapsed, settled in cash or otherwise expired (excluding shares withheld to satisfy exercise prices or tax withholding obligations) are available for grant.

Time-Based Grants

During the nine months ended September 30, 2021, pursuant to the recommendation of the Compensation Committee of the Board (the “Compensation Committee”), the Board approved the following LTIP Unit activity:

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

During the nine months ended September 30, 2021, there were 17 time-based LTIP Units forfeited. A detail of the Company’s outstanding time-based LTIP Units as of September 30, 2021 is as follows:

Vested units	1,452
Unvested units	738
LTIP Units outstanding as of September 30, 2021	2,190

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

During the nine months ended September 30, 2021 there were eight performance-based LTIP awards forfeited. A detail of the Company’s Long-Term Awards under the 2019 and 2020 programs, and the Annual Awards and Long-Term Awards under the 2021 program as of September 30, 2021 is as follows:

2019 Long-Term Awards	82
2020 Long-Term Awards	68
2021 Annual Awards (1)	88
2021 Long-Term Awards (2)	74
Total target performance awards as of September 30, 2021	312
(1)	Approved by the Board on March 2, 2021. The number of target LTIP Units was based on the average closing price of the Company’s common stock reported on the New York Stock Exchange (“NYSE”) over the 15 trading days preceding the grant date.
(2)	Approved by the Board on March 2, 2021. The number of target LTIP Units was based on the fair value of the Long-Term Awards as determined by an independent valuation consultant.

Annual Awards. The Annual Awards are subject to the terms and conditions of LTIP Annual Award Agreements (“LTIP Annual Award Agreements”) between the Company and each grantee.

The Compensation Committee and Board established performance goals for the year ending December 31, 2021, as set forth in the 2021 LTIP Annual Award Agreements (the “Performance Goals”) that will be used to determine the number of LTIP Units earned by each grantee. As of September 30, 2021, management estimated that the Performance Goals would be met at a 105% level and, accordingly, estimated that 105% of the 2021 target Annual Awards were expected to be earned at the end of the performance period, and accordingly, cumulative stock-based compensation expense during the three and nine months ended September 30, 2021 reflects management’s estimate that 105% of these awards will be earned. As soon as reasonably practicable following the first anniversary of the Annual Awards grant date, the Compensation Committee and Board will determine the extent to which the Company has achieved each of the Performance Goals (expressed as a percentage) and, based on such determination, will calculate the number of LTIP Units that each grantee is entitled to receive. Each grantee may earn up to 150% of the number of his/her target LTIP Units. Any 2021 Annual Award LTIP Units that are not earned will be forfeited and cancelled.

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

Long-Term Awards. The Long-Term Awards are subject to the terms and conditions of their related LTIP Long-Term Award Agreements (collectively the “LTIP Long-Term Award Agreements”) between the Company and each grantee. The number of LTIP Units that each grantee earns under the LTIP Long-Term Award Agreements will be determined following the conclusion of a three-year performance period based on the Company’s total stockholder return (“TSR”), which is determined based on a combination of appreciation in stock price and dividends paid during the performance period. Each grantee may earn up to 200% of the number of target LTIP Units covered by the grantee’s Long-Term Award. Any target LTIP Units that are not earned will be forfeited and cancelled. The number of LTIP Units earned under the Long-Term Awards will be determined as soon as reasonably practicable following the end of the applicable three-year performance period based on the Company’s TSR on an absolute basis (as to 75% of the Long-Term Award) and relative to the companies that comprised the former SNL Healthcare REIT Index (the “Index”) (as to 25% of the Long-Term Award).

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

As the Long-Term Awards involve market-based performance conditions, the Company utilizes a Monte Carlo simulation to provide a grant date fair value for expense recognition. The Monte Carlo simulation is a generally accepted statistical technique used, in this instance, to simulate a range of possible future stock prices for the Company and the members of the Index over the Performance Periods. The purpose of this modeling is to use a probabilistic approach for estimating the fair value of the performance share award.

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

The Company incurred stock compensation expense of $1,241 and $4,568 for the three and nine months ended September 30, 2021, respectively, and $1,572 and $3,391, for the three and nine months ended September 30, 2020, respectively, related to the grants awarded under the Plan. Compensation expense is included within “General and Administrative” expense in the Company’s Condensed Consolidated Statements of Operations.

As of September 30, 2021, total unamortized compensation expense related to these awards of approximately $6.1 million is expected to be recognized over a weighted average remaining period of 1.8 years.

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

The Company recognized $29,967 and $85,492 of rental revenue related to operating lease payments for the three and nine months ended September 30, 2021, respectively, and $25,055 and $68,623 of rental revenue related to operating lease payments for the three and nine months ended September 30, 2020, respectively. Of these amounts, $1,822 and $4,730 relate to variable rental revenue for the three and nine months ended September 30, 2021, respectively, and $1,136 and $3,739 relate to variable rental revenue for the three and nine months ended September 30, 2020, respectively.

The aggregate annual cash to be received by the Company on the noncancelable operating leases related to its portfolio as of September 30, 2021 is as follows for the subsequent years ended December 31:

2021 (three months remaining)	$25,919
2022	103,360
2023	100,638
2024	92,387
2025	79,490
Thereafter	414,112
Total	$815,906

Information as Lessee Under ASC Topic 842

The Company has seven buildings located on land that is subject to operating ground leases with a weighted average remaining term of approximately 40 years. Rental payments on these leases are adjusted periodically based on either the CPI or on a pre-determined schedule. The monthly payments on a pre-determined schedule are recognized on a straight-line basis over the terms of the respective leases. Changes in the CPI are not estimated as part of our measurement of straight-line rental expense. The Company used a weighted average discount rate of approximately 7.5%, which was derived, using a portfolio approach, from our assessment of the credit quality of the Company and adjusted to reflect secured borrowing, estimated yield curves and long-term spread adjustments over appropriate tenors. Some of the Company’s ground leases contain extension options and, where we determined it was reasonably certain that an extension would occur, they were included in our calculation of the right of use asset and liability. The Company recognized approximately $35 and $111 of ground lease expense during the three and nine months ended September 30, 2021, respectively, of which $26 and $88 was paid in cash. The Company recognized approximately $41 and $122 of ground lease expense during the three and nine months ended September 30, 2020, respectively, of which $26 and $64 was paid in cash.

The following table sets forth the undiscounted cash flows of our scheduled obligations for future lease payments on operating ground leases at September 30, 2021, and a reconciliation of those cash flows to the operating lease liability at September 30, 2021:

2021 (three months remaining)	$105
2022	442
2023	206
2024	162
2025	163
Thereafter	6,207
Total	7,285
Discount	(4,001)
Lease liability	$3,284

Tenant Concentration

During the nine months ended September 30, 2021, the Company’s rental revenues were derived from 177 tenants leasing 102 facilities.  During this period there were no tenants with rental revenue that exceeded 10% of the Company’s rental revenue.

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

Note 10 – Subsequent Events

Completed Disposition of a Property

On October 13, 2021, the Company sold a medical office building located in Prescott, Arizona receiving gross proceeds of $5.5 million, resulting in a gain of approximately $1.1 million.  The Company acquired the facility in February 2017.

Property Under Contract for Sale

On October 5, 2021, the Company entered into an agreement to sell a medical office building located in Belpre, Ohio for gross proceeds of approximately $44.6 million. The property had a net book value of approximately $29.7 million as of September 30, 2021.  The transaction is expected to be completed no earlier than March 2022. The buyer is currently in the due diligence period and the transaction is subject to various closing contingencies. Accordingly, the transaction may not close on a timely basis or the buyer may terminate the purchase agreement and not close the transaction. The Company acquired the facility as part of a portfolio of four medical office buildings in April 2018.

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

Forward-looking statements involve numerous risks and uncertainties and you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data or methods which may be incorrect or imprecise and we may not be able to realize them. We do not guarantee that the transactions and events described will happen as described (or that they will happen at all). The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

●	the effects of the ongoing novel coronavirus (“COVID-19”) pandemic, which are highly uncertain, cannot be predicted and will depend upon future developments, including the severity of COVID-19, the duration of the outbreak and potential resurgences (including any related variants of the COVID-19 virus such as the Delta variant, or others), the duration of existing or new social distancing and shelter-in-place orders, further mitigation strategies taken by applicable government authorities, the availability and distribution of vaccines, vaccination rates, adequate testing and treatments and the prevalence of widespread immunity to COVID-19;
●	defaults on or non-renewal of leases by tenants;
●	our ability to collect rents;
●	our ability to satisfy the covenants in our existing and any future debt agreements;
●	decreased rental rates or increased vacancy rates, including expected rent levels on acquired properties;
●	difficulties in identifying healthcare facilities to acquire and completing such acquisitions;
●	adverse economic or real estate conditions or developments, either nationally or in the markets in which our facilities are located;
●	our failure to generate sufficient cash flows to service our outstanding obligations;
●	fluctuations in interest rates and increased operating costs;
●	our failure to effectively hedge our interest rate risk;
●	our ability to satisfy our short and long-term liquidity requirements;
●	our ability to deploy the debt and equity capital we raise;
●	our ability to raise additional equity and debt capital on terms that are attractive or at all;
●	our ability to make distributions on shares of our common and preferred stock;
●	expectations regarding the timing and/or completion of any acquisition;
●	expectations regarding the timing and/or completion of dispositions, and the expected use of proceeds therefrom;
●	general volatility of the market price of our common and preferred stock;
●	changes in our business or our investment or financing strategy;
●	our dependence upon key personnel whose continued service is not guaranteed;

●	our ability to identify, hire and retain highly qualified personnel in the future;
●	the degree and nature of our competition;
●	changes in healthcare laws, governmental regulations, tax rates and similar matters;
●	changes in current healthcare and healthcare real estate trends;
●	changes in expected trends in Medicare, Medicaid and commercial insurance reimbursement trends;
●	competition for investment opportunities;
●	our failure to successfully integrate acquired healthcare facilities;
●	our expected tenant improvement expenditures;
●	changes in accounting policies generally accepted in the United States of America (“GAAP”);
●	lack of or insufficient amounts of insurance;
●	other factors affecting the real estate industry generally;
●	changes in the tax treatment of our distributions;
●	our failure to qualify and maintain our qualification as a real estate investment trust (“REIT”) for U.S. federal income tax purposes;
●	our ability to qualify for the safe harbors from the “100% Prohibited Transactions Tax” under the REIT rules with respect to our property dispositions; and
●	limitations imposed on our business and our ability to satisfy complex rules relating to REIT qualification for U.S. federal income tax purposes.

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

We elected to be taxed as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2016. We conduct our business through an umbrella partnership real estate investment trust, or UPREIT, structure in which our properties are owned by wholly owned subsidiaries of our operating partnership, Global Medical REIT L.P. (the “Operating Partnership”). Our wholly owned subsidiary, Global Medical REIT GP LLC, is the sole general partner of our Operating Partnership and, as of September 30, 2021, we owned 94.28% of the outstanding equity interests in our Operating Partnership.

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

We continue to improve and expand our efforts in the corporate sustainability arena through tenant outreach and data collection to benchmark our portfolio’s energy consumption and efficiency. On July 1, 2021, we submitted our second GRESB assessment, and we are working with third-party experts to support our energy monitoring efforts. We have also begun to explore potential projects with solar energy providers and on-property electric vehicle charging solutions.

Our commitment to employee engagement remains a high-priority, as we continue to make accommodations for health, safety, and work-life balance. With this commitment in mind, and in response to the Company’s growth, we have modestly grown our team during 2021.

During the first quarter of 2021, our employee ESG working group engaged Georgetown University’s Steers Center for Global Real Estate to help us identify social responsibility initiatives. Their recommendation led to a pilot project that provides transportation to healthcare facilities for those in need. We are working with a ride-share provider and national charitable organization to implement the project in the greater Phoenix, Arizona metro area.

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

Although the COVID-19 pandemic has not had a material effect on our business, a resurgence of COVID-19, including its variants (such as the Delta variant), that affects our tenants’ ability to pay rent to us, our lenders’ ability to lend to us, or our ability to raise equity capital could have a material adverse effect on us.

Executive Summary

The following table summarizes the material changes in our business and operations during the periods presented.  The three and nine months ended September 30, 2020 included a one-time charge related to the portion of consideration paid for the management internalization transaction that was attributed to the settlement of a preexisting contractual relationship of $12.1 million, as well as related expenses incurred associated with the transaction.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(in thousands, except per share and unit amounts)
Rental revenue	$29,967	$25,055	$85,492	$68,623
Depreciation and amortization expense	$11,942	$9,517	$34,222	$26,215
Interest expense	$4,830	$4,864	$14,887	$13,616
General and administrative expense	$3,852	$4,027	$12,519	$7,509
Management internalization expense	$—	$12,580	$—	$14,005

Net income (loss) attributable to common stockholders per share	$0.06	$(0.22)	$0.13	$(0.19)
FFO per share and unit(1)	$0.23	$(0.03)	$0.67	$0.34
AFFO per share and unit(1)	$0.24	$0.23	$0.71	$0.65
Dividends per share of common stock	$0.205	$0.20	$0.615	$0.60

Weighted average common stock outstanding	64,204	46,908	59,398	45,503
Weighted average OP Units outstanding	1,707	1,958	1,741	2,250
Weighted average LTIP Units outstanding	2,198	1,367	2,040	1,143
Total weighted average shares and units outstanding	68,109	50,233	63,179	48,896
(1)	See “—Non-GAAP Financial Measures,” for a description of our non-GAAP financial measures and a reconciliation of our non-GAAP financial measures.

	As of
	September 30,	December 31,
	2021	2020

	(dollars in thousands)
Investment in real estate, gross	$1,311,509	$1,142,905
Total debt, net	$554,600	$586,578
Weighted average interest rate	2.91%	3.17%
Total equity (including noncontrolling interest)	$630,225	$457,760
Net leasable square feet	4,238,312	3,694,865

Our Properties

During the nine months ended September 30, 2021, we completed 16 acquisitions encompassing an aggregate of 541,496 leasable square feet for an aggregate contractual purchase price of $163.2 million with an aggregate annualized base rent of $12.2 million. As of September 30, 2021, our portfolio consisted of gross investment in real estate of $1.3 billion, which was comprised of 102 facilities with an aggregate of 4.2 million leasable square feet and an aggregate $100.8 million of annualized base rent.

Capital Raising Activity

On March 18, 2021, we closed an underwritten public offering of our common stock, including the related option to purchase additional shares granted to the underwriters. These transactions resulted in the issuance of 8.6 million shares of our common stock at a public offering price of $13.30 per share, generating gross proceeds of $114.7 million.

During the nine months ended September 30, 2021, we generated gross proceeds of $86.6 million through at-the-market ("ATM")  equity issuances of 6.1 million shares of our common stock at an average offering price of $14.29 per share. As of November 1, 2021, we had $23 million remaining under the 2020 ATM Program.

Debt Activity

On May 3, 2021, we entered into an amended and restated credit facility (the “Credit Facility”) to, among other things, (i) increase the overall capacity of the facility from $600 million to $750 million, consisting of a $400 million revolver component (the “Revolver”) and a $350 million term loan component (the “Term Loan”), (ii) extend the term of the Revolver to May 2025, with two six-month extension options, and extend the maturity of the Term Loan component to May 2026, (iii) convert the facility from a secured to an unsecured facility and (iv) implement a new pricing matrix. The Credit Facility includes a $500 million accordion feature. In addition, on May 4, 2021, we entered into five forward starting interest rate swaps that will fix the LIBOR component on the Term Loan through its maturity. Currently, our interest rate swaps fix the LIBOR component of the Term Loan at a rate of 1.91% through August 2023. Subsequently, from August 2023 to August 2024 the LIBOR component of the Term Loan rate will be fixed at 1.61%.  Finally, from August 2024 to April 2026 the LIBOR component of the Term Loan rate will be fixed at 1.45%.

During the nine months ended September 30, 2021, we borrowed $187.7 million under our Credit Facility and repaid $207.2 million, for a net amount repaid of $19.5 million. As of September 30, 2021, the net outstanding Credit Facility balance was $497.2 million.

Recent Developments

Completed Disposition Subsequent to September 30, 2021

On October 13, 2021, we sold a medical office building located in Prescott, Arizona receiving gross proceeds of $5.5 million, resulting in a gain of approximately $1.1 million.

Properties Under Contract for Acquisition or Sale

We have three properties under contract to acquire for an aggregate purchase price of approximately $23.9 million. We are currently in the due diligence period for our properties under contract. If we identify problems with these properties or the operators of any properties during our due diligence review, we may not close the transactions on a timely basis or we may terminate the purchase agreements and not close the transactions.

On October 5, 2021, we entered into an agreement to sell a medical office building located in Belpre, Ohio for gross proceeds of approximately $44.6 million. The property had a net book value of approximately $29.7 million as of September 30, 2021. The transaction is expected to be completed no earlier than March 2022.  The buyer is currently in the due diligence period and the transaction is subject to various closing contingencies. Accordingly, the transaction may not close on a timely basis or the buyer may terminate the purchase agreement and not close the transaction. We intend to reinvest the sales proceeds in 2022.

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

Consolidated Results of Operations

The major factors that resulted in variances in our results of operations for each revenue and expense category for the three and nine months ended September 30, 2021 compared to the same period in 2020 were the increase in the size of our property portfolio and our management internalization transaction that was completed in July 2020. Our total investments in real estate, net of accumulated depreciation and amortization, was $1.2 billion and $977.5 million as of September 30, 2021 and 2020, respectively.

Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020

	Three Months Ended September 30,
	2021	2020	$ Change

	(in thousands)
Revenue
Rental revenue	$29,967	$25,055	$4,912
Other income	16	42	(26)
Total revenue	29,983	25,097	4,886

Expenses
General and administrative	3,852	4,027	(175)
Operating expenses	3,973	3,619	354
Depreciation expense	8,639	6,954	1,685
Amortization expense	3,303	2,563	740
Interest expense	4,830	4,864	(34)
Management internalization expense	—	12,580	(12,580)
Preacquisition expense	18	70	(52)
Total expenses	24,615	34,677	(10,062)
Net income (loss)	$5,368	$(9,580)	$14,948

Revenue

Total Revenue

Total revenue for the three months ended September 30, 2021 was $30.0 million, compared to $25.1 million for the same period in 2020, an increase of $4.9 million. The increase was primarily the result of rental revenue earned from the facilities that we acquired after September 30, 2020, as well as from the recognition of a full three months of rental revenue in 2021 from acquisitions that were completed during the three months ended September 30, 2020. Within that increase, $3.2 million in revenue was recognized from net lease expense recoveries during the three months ended September 30, 2021, compared to $3.1 million for the same period in 2020.

Expenses

General and Administrative

General and administrative expenses for the three months ended September 30, 2021 were $3.9 million, compared to $4.0 million for the same period in 2020, a decrease of $0.1 million. The decrease resulted primarily from a reduction in non-cash LTIP compensation expense, which was $1.2 million for the three months ended September 30, 2021, compared to $1.6 million for the same period in 2020.

Operating Expenses

Operating expenses for the three months ended September 30, 2021 were $4.0 million, compared to $3.6 million for the same period in 2020, an increase of $0.4 million. The increase resulted primarily from $3.2 million of recoverable property operating expenses incurred during the three months ended September 30, 2021, compared to $3.1 million for the same period in 2020. In addition, our operating expenses included $0.5 million of property operating expenses from gross leases for the three months ended September 30, 2021, compared to $0.4 million for the same period in 2020.

Depreciation Expense

Depreciation expense for the three months ended September 30, 2021 was $8.6 million, compared to $7.0 million for the same period in 2020, an increase of $1.6 million. The increase resulted primarily from depreciation expense incurred on the facilities that we acquired after September 30, 2020, as well as from the recognition of a full three months of depreciation expense in 2021 from acquisitions that were completed during the three months ended September 30, 2020.

Amortization Expense

Amortization expense for the three months ended September 30, 2021 was $3.3 million, compared to $2.6 million for the same period in 2020, an increase of $0.7 million. The increase resulted primarily from amortization expense incurred on intangible assets acquired after September 30, 2020, as well as from the recognition of a full three months of amortization expense in 2021 from intangible assets recorded during the three months ended September 30, 2020.

Interest Expense

Interest expense for the three months ended September 30, 2021 was $4.8 million, compared to $4.9 million for the same period in 2020, a decrease of $0.1 million.

The weighted average interest rate of our debt for the three months ended September 30, 2021 was 3.04% compared to 3.32% for the three months ended September 30, 2020. Additionally, the weighted average interest rate and term of our debt was 2.91% and 4.53 years at September 30, 2021.

Management Internalization Expense

As a result of the completion of the management internalization transaction, we had no management internalization expense for the three months ended September 30, 2021. Management internalization expense was $12.6 million for the three months ended September 30, 2020, which included $12.1 million related to the settlement of a preexisting contractual relationship and $0.5 million of professional fees associated with the transaction.

Net Income (Loss)

Net income for the three months ended September 30, 2021 was $5.4 million, compared to a net loss of $(9.6) million for the same period in 2020, an increase of $15.0 million. The increase resulted primarily from the recognition of $12.6 million of management internalization expense that was incurred during the three months ended September 30, 2020.

Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020

	Nine Months Ended September 30,
	2021	2020	$ Change

	(in thousands)
Revenue
Rental revenue	$85,492	$68,623	$16,869
Other income	101	178	(77)
Total revenue	85,593	68,801	16,792

Expenses
General and administrative	12,519	7,509	5,010
Operating expenses	10,964	8,256	2,708
Management fees – related party	—	4,024	(4,024)
Depreciation expense	24,779	19,383	5,396
Amortization expense	9,443	6,832	2,611
Interest expense	14,887	13,616	1,271
Management internalization expense	—	14,005	(14,005)
Preacquisition expense	146	267	(121)
Total expenses	72,738	73,892	(1,154)
Net income (loss)	$12,855	$(5,091)	$17,946

Revenue

Total Revenue

Total revenue for the nine months ended September 30, 2021 was $85.6 million, compared to $68.8 million for the same period in 2020, an increase of $16.8 million. The increase was primarily the result of rental revenue earned from the facilities we acquired subsequent to September 30, 2020, as well as from the recognition of a full nine months of rental revenue in 2021 from acquisitions that were completed during the nine months ended September 30, 2020. Within that increase, $8.5 million in revenue was recognized from net lease expense recoveries during the nine months ended September 30, 2021, compared to $6.9 million for the same period in 2020. Additionally, total revenue for the nine months ended September 30, 2020 reflected the recognition of reserves for approximately $1.1 million of rent, including approximately $0.4 million of deferred rent, primarily related to one tenant.

Expenses

 General and Administrative

General and administrative expenses for the nine months ended September 30, 2021 were $12.5 million, compared to $7.5 million for the same period in 2020, an increase of $5.0 million. The increase was primarily driven by our recognition of compensation-related costs and other administrative expenses that prior to the management internalization transaction were the obligation of our former advisor. In addition, this increase was due to an increase in non-cash LTIP compensation expense, which was $4.6 million for the nine months ended September 30, 2021, compared to $3.4 million for the same period in 2020.

Operating Expenses

Operating expenses for the nine months ended September 30, 2021 were $11.0 million, compared to $8.3 million for the same period in 2020, an increase of $2.7 million. The increase results from $8.5 million of reimbursable property operating expenses incurred during the nine months ended September 30, 2021, compared to $6.9 million for the same period in 2020.  In addition, our operating expenses included $1.5 million of property operating expenses from gross leases for the nine months ended September 30, 2021, compared to $0.8 million for the same period in 2020.

Management Fees Expense – related party

As a result of the completion of the management internalization transaction, we incurred no management fee expense for the nine months ended September 30, 2021.  Management fee expense was $4.0 million for the nine months ended September 30, 2020 and was calculated based on our stockholders’ equity balance.

 Depreciation Expense

Depreciation expense for the nine months ended September 30, 2021 was $24.8 million, compared to $19.4 million for the same period in 2020, an increase of $5.4 million. The increase results primarily from depreciation expense incurred on the facilities we acquired subsequent to September 30, 2020, as well as from the recognition of a full nine months of depreciation expense in 2021 from acquisitions that were completed during the nine months ended September 30, 2020.

Amortization Expense

Amortization expense for the nine months ended September 30, 2021 was $9.4 million, compared to $6.8 million for the same period in 2020, an increase of $2.6 million. The increase results primarily from amortization expense incurred on intangible assets recorded subsequent to September 30, 2020, as well as from the recognition of a full nine months of amortization expense in 2021 from intangible assets recorded during the nine months ended September 30, 2020.

Interest Expense

Interest expense for the nine months ended September 30, 2021 was $14.9 million, compared to $13.6 million for the same period in 2020, an increase of $1.3 million. This increase was primarily due to higher average borrowings during the nine months ended September 30, 2021, compared to the same period last year, the proceeds of which were used to finance our property acquisitions during that time period.

The weighted average interest rate of our debt for the nine months ended September 30, 2021 was 3.14% compared to 3.48% for the nine months ended September 30, 2020. Additionally, the weighted average interest rate and term of our debt was 2.91% and 4.53 years at September 30, 2021.

Management Internalization Expense

As a result of the completion of the management internalization transaction, we had no management internalization expense for the nine months ended September 30, 2021. Management internalization expense was $14.0 million for the nine months ended September 30, 2020, which included $12.1 million related to the settlement of a preexisting contractual relationship and $1.9 million of professional fees associated with the transaction.

Net Income (Loss)

Net income for the nine months ended September 30, 2021 was $12.9 million, compared to a net loss of $(5.1) million for the same period in 2020, an increase of $18.0 million. The increase resulted primarily from the recognition of $14.0 million of management internalization expense that was incurred during the nine months ended September 30, 2020.

Assets and Liabilities

As of September 30, 2021 and December 31, 2020, our principal assets consisted of investments in real estate, net, of $1.2 billion and $1.0 billion, respectively. Our liquid assets consisted primarily of cash and cash equivalents and restricted cash of $11.9 million and $10.8 million, as of September 30, 2021 and December 31, 2020, respectively.

The increase in our investments in real estate, net, to $1.2 billion as of September 30, 2021 compared to $1.0 billion as of December 31, 2020, was the result of the 16 acquisitions that we completed during the nine months ended September 30, 2021.

The increase in our cash and cash equivalents and restricted cash balances to $11.9 million as of September 30, 2021, compared to $10.8 million as of December 31, 2020, was primarily due to net proceeds received from common equity offerings and net cash provided by operating activities. Cash inflows were partially offset by funds used to acquire real estate, paydown debt, pay debt issuance costs related to the Credit Facility, and pay dividends to our common and preferred stockholders and OP Unit and LTIP Unit holders of our Operating Partnership.

The decrease in our total liabilities to $613.1 million as of September 30, 2021 compared to $643.1 million as of December 31, 2020, was primarily the result of debt repayments during 2021 and the resulting lower net borrowings outstanding.

Liquidity and Capital Resources

General

Our short-term liquidity requirements include:

●	Interest expense and scheduled principal payments on outstanding indebtedness;
●	General and administrative expenses;
●	Operating expenses;
●	Property acquisitions; and
●	Capital and tenant improvements.

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

During the nine months ended September 30, 2021, we generated gross proceeds of $86.6 million through ATM equity issuances of 6.1 million shares of our common stock at an average offering price of $14.29 per share. As of November 1, 2021, we had $23 million remaining under the 2020 ATM Program.

Debt Financing

Credit Facility. As described in “Debt Activity,” the Credit Facility consists of a $350 million Term Loan and a $400 million Revolver. The Credit Facility also contains a $500 million accordion. As of November 1, 2021, we had unutilized borrowing capacity under the Revolver of approximately $240 million.

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

We are subject to a number of financial covenants under the Credit Facility, including, among other things, the following as of the end of each fiscal quarter, (i) a maximum consolidated unsecured leverage ratio of less than 60%, (ii) a maximum consolidated secured leverage ratio of less than 30%, (iii) a maximum consolidated secured recourse leverage ratio of less than 10%, (iv) a minimum fixed charge coverage ratio of 1.50:1.00, (v) a minimum unsecured interest coverage ratio of 1.50:1.00, (vi) a maximum consolidated leverage ratio of less than 60%, and (vii) a minimum net worth of $345 million plus 75% of all net proceeds raised through equity offerings subsequent to December 31, 2020. As of November 1, 2021, management believed it was in compliance with all of the financial and non-financial covenants contained in the Credit Facility.

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

Cash Flow Information

Net cash provided by operating activities for the nine months ended September 30, 2021 was $51.7 million, compared to $18.4 million for the same period in 2020. The increase during the 2021 period was primarily due to the increase in net income as well as increases in depreciation and amortization expenses for the nine months ended September 30, 2021 compared to the same period in 2020.

Net cash used in investing activities for the nine months ended September 30, 2021 was $166.7 million, compared to $141.6 million for the same period in 2020. The increase during the 2021 period was primarily the result of greater real estate investment activity in the 2021 period compared to the same period in 2020.

Net cash provided by financing activities for the nine months ended September 30, 2021 was $116.2 million, compared to $123.3 million for the same period in 2020. The decrease was primarily due to net repayments on the Credit Facility, principal payments on our notes payable, the payment of debt issuance costs related to the Credit Facility, and higher dividends paid to our common stockholders, partially offset by net proceeds received from our common stock offerings.

Non-GAAP Financial Measures

Management considers certain non-GAAP financial measures to be useful supplemental measures of the Company's operating performance. A non-GAAP financial measure is generally defined as one that purports to measure financial performance, financial position or cash flows, but excludes or includes amounts that would not be so adjusted in the most comparable measure determined in accordance with GAAP. The Company reports non-GAAP financial measures because these measures are observed by management to also be among the most predominant measures used by the REIT industry and by industry analysts to evaluate REITs. For these reasons, management deems it appropriate to disclose and discuss these non-GAAP financial measures. Set forth below are descriptions of the non-GAAP financial measures management considers relevant to the Company's business and useful to investors, as well as reconciliations of those measures to the most directly comparable GAAP financial measure.

The non-GAAP financial measures presented herein are not necessarily identical to those presented by other real estate companies due to the fact that not all real estate companies use the same definitions. These measures should not be considered as alternatives to net income, as indicators of the Company's financial performance, or as alternatives to cash flow from operating activities as measures of the Company's liquidity, nor are these measures necessarily indicative of sufficient cash flow to fund all of the Company's needs. Management believes that in order to facilitate a clear understanding of the Company's historical consolidated operating results, these measures should be examined in conjunction with net income and cash flows from operations as presented in the Condensed Consolidated Financial Statements and other financial data included elsewhere in this Quarterly Report on Form 10-Q.

Funds from Operations and Adjusted Funds from Operations

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

A reconciliation of net income (loss) to FFO and AFFO for the three and nine months ended September 30, 2021 and 2020 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(unaudited, in thousands except per share and unit amounts)
Net income (loss)	$5,368	$(9,580)	$12,855	$(5,091)
Less: Preferred stock dividends	(1,455)	(1,455)	(4,366)	(4,366)
Depreciation and amortization expense	11,915	9,517	34,140	26,215
FFO	$15,828	$(1,518)	$42,629	$16,758
Internalization expense - settlement of a preexisting contractual relationship	—	12,094	—	12,094
Internalization expense - other transaction costs	—	486	—	1,911
Amortization of above market leases, net	173	69	318	472
Straight line deferred rental revenue	(1,369)	(1,520)	(4,147)	(4,336)
Stock-based compensation expense	1,241	1,572	4,568	3,391
Amortization of debt issuance costs and other	538	396	1,468	1,030
Preacquisition expense	18	70	146	267
AFFO	$16,429	$11,649	$44,982	$31,587

Net income (loss) attributable to common stockholders per share – basic and diluted	$0.06	$(0.22)	$0.13	$(0.19)
FFO per share and unit	$0.23	$(0.03)	$0.67	$0.34
AFFO per share and unit	$0.24	$0.23	$0.71	$0.65

Weighted Average Shares and Units Outstanding – basic and diluted	68,109	50,233	63,179	48,896

Weighted Average Shares and Units Outstanding:
Weighted Average Common Shares	64,204	46,908	59,398	45,503
Weighted Average OP Units	1,707	1,958	1,741	2,250
Weighted Average LTIP Units	2,198	1,367	2,040	1,143
Weighted Average Shares and Units Outstanding – basic and diluted	68,109	50,233	63,179	48,896

Earnings Before Interest, Taxes, Depreciation and Amortization for Real Estate (EBITDAre and Adjusted EBITDAre)

The Company calculates EBITDAre in accordance with standards established by NAREIT and define EBITDAre as net income or loss computed in accordance with GAAP plus depreciation and amortization, interest expense, gain or loss on the sale of investment properties, and impairment loss, as applicable. The Company  defines Adjusted EBITDAre as EBITDAre plus non-cash stock compensation expense, non-cash intangible amortization related to above and below market leases, preacquisition expense and other normalizing items. Management considers EBITDAre and Adjusted EBITDAre important measures because they provide additional information to allow management, investors, and our current and potential creditors to evaluate and compare our core operating results and our ability to service debt.

A reconciliation of net income (loss) to EBITDAre and Adjusted EBITDAre for the three and nine months ended September 30, 2021 and 2020 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(unaudited and in thousands)
Net income (loss)	$5,368	$(9,580)	$12,855	$(5,091)
Interest expense	4,830	4,864	14,887	13,616
Depreciation and amortization expense	11,942	9,517	34,222	26,215
EBITDAre	$22,140	$4,801	$61,964	$34,740
Stock-based compensation expense	1,241	1,572	4,568	3,391
Internalization expense - settlement of a preexisting contractual relationship	—	12,094	—	12,094
Internalization expense - other transaction costs	—	486	—	1,911
Amortization of above market leases, net	173	69	318	472
Preacquisition expense	18	70	146	267
Adjusted EBITDAre	$23,572	$19,092	$66,996	$52,875

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

As of September 30, 2021, we had $155.7 million of unhedged floating-rate borrowings outstanding (before the netting of unamortized debt issuance costs). At September 30, 2021, LIBOR on our outstanding floating-rate borrowings was 0.11%. Assuming no increase in the amount of our floating-rate debt, if LIBOR increased 100 basis points, our cash flow would decrease by approximately $1.6 million annually. Assuming no increase in the amount of our floating-rate debt, if LIBOR were reduced 100 basis points, our cash flow would increase by approximately $1.6 million annually.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act that are designed to ensure that information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to management, including the principal executive and financial officer as appropriate, to allow timely decisions regarding required disclosures. Our principal executive officer and principal financial officer evaluated the effectiveness of disclosure controls and procedures as of September 30, 2021 pursuant to Rule 13a-15(b) under the Exchange Act. Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this Report, the Company’s disclosure controls and procedures were effective to ensure that information required to be included in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

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

Item 1A. Risk Factors

During the nine months ended September 30, 2021, there were no material changes to the risk factors that were disclosed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 8, 2021 other than the risk factor disclosed in Item 1A. Risk Factors of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, that was filed with the SEC on May 7, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 6, 2021, the Company issued 11,004 shares of its common stock to Charles F. Brown (“Brown”) in connection with Brown’s redemption of 11,004 OP Units issued to him by the Operating Partnership on December 31, 2018 in connection with Brown’s contribution of certain assets to the Operating Partnership. Pursuant to the terms of the Operating Partnership’s partnership agreement, OP Units may be redeemed by the holder after a one-year holding period for either cash or shares of common stock of the Company, such form of redemption consideration to be determined at the sole discretion of the Company. The issuance of these shares of common stock was effected in reliance upon the exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, based on the fact that the issuance was not a “public offering” as defined in Section 4(a)(2) due to the insubstantial number of persons involved in the transaction, manner of the issuance and number of securities issued.

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

GLOBAL MEDICAL REIT INC.

Date: November 5, 2021	By:	/s/ Jeffrey M. Busch
Jeffrey M. Busch
Chief Executive Officer (Principal Executive Officer)

Date: November 5, 2021	By:	/s/ Robert J. Kiernan
Robert J. Kiernan
Chief Financial Officer (Principal Financial and Accounting Officer)