Form 10-K
period 2021-12-31
Global Medical REIT Inc.
filed 2022-03-01
CIK 1533615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

Or

◻ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File Number: 001-37815

Global Medical REIT Inc.

(Exact name of registrant as specified in its charter)

Maryland	46-4757266
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2 Bethesda Metro Center, Suite 440 Bethesda, MD	20814
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 202-524-6851

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol(s):	Name of each exchange on which registered:
Common Stock, par value $0.001 per share	GMRE	NYSE
Series A Preferred Stock, par value $0.001 per share	GMRE PrA	NYSE

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑  No ◻

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

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $892 million as of June 30, 2021.

As of February 25, 2022, there were 65,394,886 shares of the registrant’s common stock, par value of $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement filed in connection with the registrant’s 2022 Annual Meeting of Stockholders are incorporated by reference into Part III of the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021. The Registrant expects to file its definitive Proxy Statement with the United States Securities and Exchange Commission within 120 days after December 31, 2021.

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

Forward-looking statements involve numerous risks and uncertainties, and you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data or methods which may be incorrect or imprecise and we may not be able to realize them. We do not guarantee that the transactions and events described will happen as described (or that they will happen at all). The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

●	defaults on or non-renewal of leases by tenants;
●	our ability to collect rents;
●	increases in interest rates and increased operating costs;
●	our failure to effectively hedge our interest rate risk;
●	difficulties in identifying healthcare facilities to acquire (due to increased competition or otherwise) and completing such acquisitions;
●	the effects of the ongoing coronavirus (“COVID-19”) pandemic, which are highly uncertain, cannot be predicted and will depend upon future developments, including the severity of COVID-19, the duration of the outbreak and potential resurgences (including any related variants of the COVID-19 virus such as the Delta variant, Omicron variant, or others), the availability and distribution of vaccines, vaccination rates, adequate testing and treatments and the prevalence of widespread immunity to COVID-19;
●	our ability to satisfy the covenants in our existing and any future debt agreements;
●	decreased rental rates or increased vacancy rates, including expected rent levels on acquired properties;
●	adverse economic or real estate conditions or developments, either nationally or in the markets in which our facilities are located;
●	our failure to generate sufficient cash flows to service our outstanding obligations;
●	our ability to satisfy our short and long-term liquidity requirements;
●	our ability to deploy the debt and equity capital we raise;
●	our ability to raise additional equity and debt capital on terms that are attractive or at all;
●	our ability to make distributions on shares of our common and preferred stock or to redeem our preferred stock;
●	expectations regarding the timing and/or completion of any acquisition;
●	expectations regarding the timing and/or completion of dispositions, and the expected use of proceeds therefrom;
●	general volatility of the market price of our common and preferred stock;
●	changes in our business or our investment or financing strategy;
●	our dependence upon key personnel whose continued service is not guaranteed;
●	our ability to identify, hire and retain highly qualified personnel in the future;
●	the degree and nature of our competition;
●	changes in healthcare laws, governmental regulations, tax rates and similar matters;
●	changes in current healthcare and healthcare real estate trends;
●	changes in expected trends in Medicare, Medicaid and commercial insurance reimbursement trends;
●	competition for investment opportunities;
●	our failure to successfully integrate acquired healthcare facilities;
●	our expected capital and tenant improvement expenditures;
●	changes in accounting policies generally accepted in the United States of America (“GAAP”);
●	lack of, or insufficient amounts of, insurance;

●	other factors affecting the real estate industry generally;
●	changes in the tax treatment of our distributions;
●	our failure to maintain our qualification as a real estate investment trust (“REIT”) for U.S. federal income tax purposes;
●	our ability to qualify for the safe harbors from the “100% Prohibited Transactions Tax” under the REIT rules with respect to our property dispositions; and
●	limitations imposed on our business and our ability to satisfy complex rules relating to REIT qualification for U.S. federal income tax purposes.

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

Until July 9, 2020, we were externally managed and advised by our former advisor. On July 9, 2020, we completed our management internalization transaction, whereby the management agreement with the former advisor was terminated, the employees of the former advisor became our employees, and the functions previously performed by the former advisor were internalized by us.

We elected to be taxed as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2016. We conduct our business through an umbrella partnership real estate investment trust, or UPREIT, structure in which our properties are owned by wholly owned subsidiaries of our operating partnership, Global Medical REIT L.P. (the “Operating Partnership”). Our wholly owned subsidiary, Global Medical REIT GP LLC, is the sole general partner of our Operating Partnership and, as of December 31, 2021, we owned 94.35% of the outstanding common operating partnership units (“OP Units”) of our Operating Partnership with an aggregate of 5.65% of the Operating Partnership owned by holders of long-term incentive plan units (“LTIP Units”) and third-party limited partners who contributed properties or services to the Operating Partnership in exchange for OP Units.

Business Overview and Strategy

Our business strategy is to invest in healthcare properties that provide an attractive rate of return relative to our cost of capital and are operated by profitable physician groups, regional or national healthcare systems or combinations thereof. We believe this strategy allows us to attain our goals of providing stockholders with (i) reliable dividends and (ii) stock price appreciation. To implement this strategy, we seek to invest:

●	in medical office buildings and other de-centralized components of the healthcare delivery system because we believe that healthcare delivery trends in the U.S. are increasingly moving away from centralized hospital locations;
●	in small to mid-sized healthcare facilities located in secondary markets and suburbs of primary markets and that provide services needed for an aging population such as cardiovascular treatment, rehabilitation, eye surgery, gastroenterology, oncology treatment and orthopedics. We believe these facilities and markets are typically overlooked by larger REITs and other healthcare investors but contain tenant credit profiles that are like those of larger, more expensive facilities in primary markets; and
●	to a lesser extent, in opportunistic acquisitions, including (i) certain acute-care hospitals and long-term acute care facilities (LTACs) that we believe provide premium, risk-adjusted returns, (ii) health system corporate office and administrative buildings, which we believe will help us develop relationships with larger health systems and (iii) behavioral and mental health facilities that are operated by national or regional operators and are located in markets that demonstrate a need for such services.

Most of our healthcare facilities are leased to single-tenants under triple-net leases. As we continue to grow our portfolio and the competition for single-tenant, triple-net leased properties has intensified, we have added to our portfolio some multi-tenant properties with gross lease or modified gross lease structures.

Corporate Sustainability and Social Responsibility

Our business values integrate environmental sustainability, social responsibility, and strong governance practices throughout our Company.

We continue to improve and expand our efforts in the corporate sustainability arena through tenant outreach and data collection to benchmark our portfolio’s energy consumption and efficiency. The 2020 GRESB assessment report results, when compared to the 2019 report, showed significant progress, with an increase in our total score from 21 in 2019 to 42 in 2020.

Our commitment to employee engagement remains a high-priority, as we continue to make accommodations for health, safety, and work-life balance. With this commitment in mind, and with the leadership of the compensation committee of the Board of Directors (the “Board”) leadership, we conducted an employee survey that covered a comprehensive range of subjects related to our employees’ attitudes about our work culture, compensation components, as well as demographic and identification data.

During the first quarter of 2021, our employee environmental, social and governance (“ESG”) working group engaged Georgetown University’s Steers Center for Global Real Estate to help us identify social responsibility initiatives that are in alignment with our business objectives. Their recommendation led to a pilot project that provides transportation to healthcare facilities for those in need. We are working with a ride-share provider and national charitable organization to implement the project in the greater Phoenix, Arizona metro area.

Our Board continues to lead our social and governance efforts. With its diverse composition, our Board is a strong example of inclusive leadership. The Board has continued to improve our corporate governance structure by adopting an anti-hedging and anti-pledging policy, executive equity ownership guidelines, and an incentive compensation recoupment (clawback) policy. The Board has also formed a standing ESG committee that will oversee the Company’s environmental, social, governance and resilience efforts.    Previously, our Board provided this oversight through an informal ESG working group.

Climate Change

We take climate change and the risks associated with climate change seriously. We are committed to aligning our investment strategy with science and have begun to monitor our portfolio for climate risk factors. During the fourth quarter of 2021, we initiated the implementation of utility and energy audits to be performed by third-party engineering consultants during the due diligence phase of our acquisitions. The energy consumption data that we are collecting will be used to assess our facilities’ carbon emission levels. Capturing and tracking this information will help inform future mitigation and remediation efforts where possible. To that end, we are exploring ways to mitigate climate risk, should it be present, in our acquisition strategy, as well as ways to contribute to the reduction of climate impact through proactive asset management that looks for ways to incorporate renewable energy resources and energy utilization reduction. We stand with our communities, tenants, and stockholders in supporting meaningful solutions that address this global challenge and contribute to the sustainability of our business objectives.

Impact of COVID-19

U.S economic growth in 2021 rebounded substantially from 2020 as COVID-19 vaccines became readily available to most of the U.S. population. However, the rapid spread of the Omicron variant beginning in late 2021 and the resulting increase in hospital admissions stressed the U.S. healthcare system, as more people sought treatment for COVID-19 infections and many healthcare workers were unavailable due to them having left the profession or being infected themselves. Many stories exist about U.S. healthcare workers experiencing burnout due to the length and severity of the pandemic, which has caused many healthcare workers to quit their professions. If this continues, healthcare practices, including our tenants, may experience staffing shortages or increased labor and recruitment costs, which could negatively impact their businesses.

In addition, the Omicron variant has caused widespread labor shortages outside of the healthcare industry. These labor shortages have affected several of the outside consultants we rely on to, among other services, complete our property acquisitions, which, in certain circumstances, has affected those consultants’ ability to provide timely services to us.

The volatility of COVID-19, as recently evidenced by the trajectory of the Omicron variant, is unpredictable and there are no assurances that an equally or more volatile variant will not emerge in the future. Although to date our liquidity and operational and financial performance has not been materially affected by the COVID-19 pandemic, including the recent Omicron variant, we cannot predict the effects future resurgences will have on our tenants and our business.

Our Properties

As of December 31, 2021 we had gross investments of approximately $1.3 billion in real estate properties, consisting of 105 facilities with an aggregate of (i) approximately 4.3 million leasable square feet and (ii) approximately $103.1 million of annualized base rent. The tables below summarize information about our portfolio as of December 31, 2021. Also see “Schedule III – Consolidated Real Estate and Accumulated Depreciation,” for additional information about our properties.

Summary of Investments by Type

The following table contains information about our portfolio by type of property as of December 31, 2021:

	Leasable Square	% of	Annualized Base Rent (ABR)
Type	Feet (LSF)	LSF	(in thousands)(1)	% of ABR
Medical Office Building (MOB) (2)	3,125,521	72.0%	$67,109	65.1%
Inpatient Rehab. Facility (IRF)	547,007	12.6%	19,644	19.1%
Surgical Hospital	174,984	4.0%	6,617	6.4%
Other (3)	495,955	11.4%	9,731	9.4%
Total	4,343,467	100.0%	$103,101	100.0%
(1)	Monthly base rent for December 2021 multiplied by 12.
(2)	Our MOB category includes buildings with special uses such as surgery centers, imaging, labs, urgent care, dialysis, and plasma centers, etc.
(3)	Other includes healthcare administrative office ($2,628), acute-care hospital ($2,412), long-term acute care hospital ($2,405), behavioral hospital ($1,332), and free-standing emergency department ($954).

Geographic Concentration

The following table contains information regarding the geographic concentration of our portfolio as of December 31, 2021. Adverse economic or other conditions (including significant weather events) in the states that contain a high concentration of our facilities could adversely affect us. See “Risk Factors— We have significant geographic concentration in a small number of states, including Texas, Florida, Ohio, Oklahoma, Pennsylvania, Arizona, and Illinois. Economic and other conditions that negatively affect those states and our tenants in those states could have a greater effect on our revenues than if our properties were more geographically diverse.”

	Leasable Square		Annualized Base Rent (ABR)
State	Feet (LSF)	% of LSF	(in thousands)(1)	% of ABR
Texas	727,176	16.7%	$19,720	19.1%
Florida	548,528	12.6%	10,996	10.7%
Ohio	306,122	7.0%	8,146	7.9%
Oklahoma	196,777	4.5%	7,184	7.0%
Pennsylvania	263,289	6.1%	6,499	6.3%
Arizona	183,835	4.2%	6,340	6.1%
Illinois	271,659	6.3%	5,754	5.6%
Other(2)	1,846,081	42.5%	38,462	37.3%
Total	4,343,467	100.0%	$103,101	100.0%
(1)	Monthly base rent for December 2021 multiplied by 12.
(2)	Our remaining properties are located in 26 other states, with no state accounting for more than 5% of our ABR.

Significant Tenants

The following tenants each account for at least 5% of our annualized base rent as of December 31, 2021. Adverse changes to any of their financial conditions or our failure to renew our leases with these tenants could adversely affect us. See “Risk Factors— The inability of any of our significant tenants to pay rent to us could have a disproportionate negative affect on our revenues” and “Risk Factors—Most of our healthcare facilities are occupied by a single tenant, and we may have difficulty finding suitable replacement tenants in the event of a tenant default or non-renewal of our leases, especially for our healthcare facilities located in smaller markets.”

	Leasable Square		Annualized Base Rent (ABR)
Tenant	Feet (LSF)	% of LSF	(in thousands)(1)	% of ABR
Kindred Healthcare Inc.(2)	157,151	3.6%	$7,400	7.2%
Encompass Health Corporation	254,006	5.8%	7,161	6.9%
Memorial Health System	155,600	3.6%	5,482	5.3%
Total	566,757	13.0%	$20,043	19.4%
(1)	Monthly base rent for December 2021 multiplied by 12.
(2)	Includes two Kindred Healthcare Inc. joint ventures with other health systems.

Lease Expirations

The following table contains information regarding the lease expiration dates of the leases in our portfolio as of December 31, 2021.

				Annualized Base Rent (ABR)
Year	Number of Leases	Leased Square Feet		(in thousands)(1)	% of ABR
2022	34	110,121		$1,559	1.5%
2023	35	280,577		6,430	6.2%
2024	53	764,656		16,692	16.2%
2025	20	267,635		7,211	7.0%
2026	43	468,758		10,099	9.8%
2027	23	368,538		9,565	9.3%
2028	10	116,352		2,970	2.9%
2029	17	316,339		9,342	9.1%
2030	16	337,762		8,126	7.9%
2031	12	283,349		6,166	6.0%
Thereafter	35	922,801		24,941	24.1%
Total	298	4,236,888	(2)	$103,101	100.0%
(1)	Monthly base rent for December 2021 multiplied by 12.
(2)	The remaining 106,579 of leasable square feet, or 2.5% of our overall leasable square feet, is vacant.

Ground Leases

As of December 31, 2021, we had seven buildings located on land that is subject to operating ground leases, representing approximately 4.3% of our total leasable square feet and approximately 4.5% of our December 2021 annualized base rent. The ground leases subject these properties to certain restrictions, including restrictions on our ability to re-let such facilities to tenants not affiliated with the ground lessor, rights of first offer and refusal with respect to sales of the facilities and restrictions that limit the types of medical procedures that may be performed at the facilities.

Recent Developments

2022 Completed Acquisitions

From December 31, 2021 through February 25, 2022, we completed one acquisition encompassing an aggregate of 17,713 leasable square feet for a purchase price of $5.1 million with annualized base rent of $0.3 million.

Acquisitions Under Contract

As of February 25, 2022, we had seven acquisitions under contract for an aggregate purchase price of approximately $72.1 million. We are currently in the due diligence period for our properties under contract. If we identify problems with any of these properties or the operator of any property during our due diligence review, we may not close the transactions on a timely basis or we may terminate the purchase agreements and not close the transactions.

Capital Raising

From December 31, 2021 through February 25, 2022, we generated gross proceeds of $8.3 million through ATM equity issuances of 0.5 million shares of our common stock at a weighted average offering price of $17.38 per share.

Healthcare Industry and Healthcare Real Estate Market Opportunity

We believe our primary investment strategy takes advantage of current trends in healthcare and healthcare delivery, including an aging population and the decentralization of healthcare, while also providing flexibility to make opportunistic acquisitions and dispositions.

Aging U.S. Population Driving Increase in Demand for Healthcare Services

The general aging of the population, driven by the baby boomer generation and advances in medical technology and services which increase life expectancy, is a key driver of the growth in healthcare expenditures. According to the 2020 U.S. Census, the nation’s 65-and older population has grown rapidly since 2010, driven by Baby Boomers born between 1946 and 1964. The 65-and-older population grew by over a third during the past decade, and by 3.2% from 2018 to 2019. We believe that demographic trends in the United States, including an aging population, will result in continued growth in the demand for healthcare services utilized by an aging population, which in turn will lead to an increasing need for a greater supply of specialized, well-located healthcare facilities.

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

We also invest in behavioral and mental health facilities that are operated by national or regional operators and are in markets that demonstrate a need for such services.

Although not the primary focus of our investment strategy, we believe allocating a portion of our portfolio to opportunistic acquisitions helps diversify our portfolio and is consistent with our strategy of aligning ourselves with strong operators.

Dispositions

Although not the primary focus of our investment strategy, we believe dispositions help to strengthen our portfolio and provide cash flow and gains from the sales. For example, we may decide to sell a property if, among other reasons, (i) we receive an unsolicited bid from a potential buyer at an attractive price, (ii) we wish to decrease our geographic or facility-type concentration risk, or (iii) a tenant’s credit profile changes (e.g., a tenant is involved in a merger or acquisition transaction).

On October 5, 2021, we entered into an agreement to sell a medical office building located in Belpre, Ohio for gross proceeds of approximately $44.6 million. The property had a net book value of approximately $29.5 million as of December 31, 2021. The transaction is expected to be completed no earlier than June 2022. The buyer is currently in the due diligence period and the transaction is subject to various closing contingencies. Accordingly, the transaction may not close on a timely basis or the buyer may terminate the purchase agreement and not close the transaction. We intend to reinvest the sales proceeds in 2022.

On October 13, 2021, we sold a medical office building located in Prescott, Arizona receiving gross proceeds of $5.5 million, resulting in a gain of approximately $1.1 million.

Qualification as a REIT

We elected to be taxed as a REIT commencing with our taxable year ended December 31, 2016. Subject to a number of significant exceptions, a corporation that qualifies as a REIT generally is not subject to U.S. federal corporate income taxes on income and gains that it distributes to its stockholders, thereby reducing its corporate-level taxes. In order to qualify as a REIT, a substantial percentage of our assets must be qualifying real estate assets and a substantial percentage of our income must be rental revenue from real property or interest on mortgage loans. We believe that we have been organized and have operated in such a manner as to qualify for taxation as a REIT, and we intend to continue to operate in such a manner. However, we cannot provide assurances that we will continue to operate in a manner to remain qualified as a REIT.

Competition

We compete with many other real estate investors for acquisitions of healthcare properties, including healthcare operators, and real estate investors such as private equity firms and other REITs, some of whom may have greater financial resources and lower costs of capital than we do. The resiliency of medical office buildings during the COVID-19 pandemic caused many real estate investors to enter the market in search of reliable returns.  This influx of investors has caused medical office building prices and competition to increase significantly, especially for Class A properties in prime locations, but has also caused similar increases in our target markets.

Additionally, our healthcare facilities and tenants often face competition from nearby hospitals, other medical practices, and other healthcare facilities, including urgent care and other primary care facilities, that provide comparable services. If our tenants’ competitors have greater geographic coverage, improved access and convenience to physicians and patients, provide or are perceived to provide higher quality services, recruit physicians to provide competing services at their facilities, expand or improve their services or obtain more favorable managed-care contracts, our tenants may not be able to successfully compete.

Government Programs, Laws and Regulations

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

Affordable Care Act

The Affordable Care Act is a comprehensive healthcare reform law that contains various provisions that may directly impact our tenants. The primary goal of the Affordable Care Act is to broaden insurance coverage for the uninsured population by expanding Medicaid coverage, creating health insurance exchanges and mandating that uninsured individuals purchase health insurance. The Affordable Care Act also contains provisions aimed at lowering the cost of healthcare, including lowering increases in Medicare payment rates and promoting alternate reimbursement methods for providers that focus on patient outcomes rather than volume. In addition to expanding coverage and controlling costs, the Affordable Care Act also contains provisions intended to combat healthcare fraud, including Medicare fraud and abuse. On June 28, 2012, the United States Supreme Court partially invalidated the expansion of Medicaid and allowed states not to participate in the expansion without losing their existing Medicaid funding. In addition, on December 22, 2017, President Trump signed into law the Tax Cuts and Jobs Act of 2017, or the TCJA. The TCJA eliminated the tax penalty for violating the individual mandate provision of the Affordable Care Act.  The U.S. Supreme Court recently heard oral arguments in a case (Texas v. Azar) challenging the constitutionality of the Affordable Care Act.  No decision has yet been rendered on the case.

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

Violations of these laws may result in criminal and/or civil penalties that range from punitive sanctions, damage assessments, penalties, imprisonment, denial of Medicare and Medicaid payments and/or exclusion from the Medicare and Medicaid programs. In addition, the Affordable Care Act clarifies that the submission of claims for items or services generated in violation of the Anti-Kickback Statute constitutes a false or fraudulent claim under the False Claims Act. The federal government has taken the position, and some courts have held, that violations of other laws, such as the Stark Law, can also be a violation of the False Claims Act. Additionally, certain laws, such as the False Claims Act, allow for individuals to bring whistleblower actions on behalf of the government for violations thereof. Imposition of any of these penalties upon one of our tenants could jeopardize that tenant’s ability to operate or to make rent payments to us. Further, we enter into leases and other financial relationships with healthcare delivery systems that are subject to or impacted by these laws. We also have investors who are healthcare providers in our operating partnership. If any of our relationships, including those related to the other investors in our subsidiaries, are found not to comply with these laws, we and our physician investors may be subject to civil and/or criminal penalties.

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

Environmental Regulations

Under various U.S. federal, state and local laws, ordinances and regulations, current and prior owners and tenants of real estate may be jointly and severally liable for the costs of investigating, remediating, and monitoring certain hazardous substances or other regulated materials on or in such healthcare facility. In addition to these costs, the past or present owner or tenant of a healthcare facility from which a release emanates could be liable for any personal injury or property damage that results from such release, including for the unauthorized release of asbestos-containing materials and other hazardous substances into the air, as well as any damages to natural resources or the environment that arise from such releases. These environmental laws often impose such liability without regard to whether the current or prior owner or tenant knew of, or was responsible for, the presence or release of such substances or materials. Moreover, the release of hazardous substances or materials, or the failure to properly remediate such substances or materials, may adversely affect the owner’s or tenant’s ability to lease, sell, develop or rent such healthcare facility or to borrow by using such healthcare facility as collateral.

Certain environmental laws impose compliance obligations on owners and tenants of real property with respect to the management of hazardous substances and other regulated materials. For example, environmental laws govern the management and removal of asbestos-containing materials and lead-based paint. Failure to comply with these laws can result in penalties or other sanctions.

Human Capital Resources

Our success is dependent on the success of our employees. As of December 31, 2021, the Company had 26 employees.

We believe we offer a competitive pay and benefits package, with nearly all of our employees participating in our equity incentive plans. We also foster the development of our employees’ expertise and skillsets, and encourage our employees to build new skill sets, such as in the ESG space. In 2021, we conducted our first employee satisfaction survey, and are using the results of the survey to better our relationship with, and continue the development of, our employees. We have established policies to provide a safe, harassment-free work environment and have fostered a corporate culture based on fair and equal treatment. As a result, we believe our employees are committed to building strong, innovative and long-term relationships with each other and with our tenants.

Due to the COVID-19 pandemic, we have been encouraging all of our employees at our corporate office to work remotely until further notice.

Available Information

We maintain a website at www.globalmedicalreit.com. The information on our website is not incorporated by reference in this Annual Report on Form 10-K, and our web address is included as an inactive textual reference only.

We file registration statements, proxy statements, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, with the SEC. We make available, free of charge through the Investor Relations portion of the website, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Reports of beneficial ownership filed pursuant to Section 16(a) of the Exchange Act are also available on our website. These reports and other information are also available, free of charge, at www.sec.gov.

ITEM 1A.  RISK FACTORS

The following summarizes the material risks of purchasing or owning our securities. Our business, financial condition and/or results of operations and our ability to make distributions to our stockholders may be materially adversely affected by the nature and impact of these risks. In such case, the market value of our securities could be detrimentally affected, and investors may lose part or all of the value of their investment. You should carefully consider the risks and uncertainties described below in this Item 1A, “Risk Factors” included in this Annual Report on Form 10-K. These risks include, but are not limited to, the following:

•

We are dependent on our tenants for our revenues. Our tenants face a wide range of business risks, including economic, competitive, government reimbursement and regulatory risks, any of which could cause our tenants to be unable to pay rent to us.

•

We finance most of our portfolio with debt from our credit facility. We are subject to the risks associated with floating-rate debt, including the potential of an increase in our interest expense, borrowing capacity limitations and covenant restrictions.

•	Our assets are concentrated in healthcare-related facilities, making us more economically vulnerable to specific industry-related risks than if our assets were diversified across different industries.

•	The inability of any of our significant tenants to pay rent to us could have a disproportionate negative affect on our business.

•	Competition for medical office buildings has increased significantly since the beginning of the COVID-19 pandemic.

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

•

We have significant geographic concentration in a small number of states, including Texas, Florida, Ohio, Oklahoma, Pennsylvania, Arizona, and Illinois. Economic and other conditions that negatively affect those states and our tenants in those states could have a greater effect on our revenues than if our properties were more geographically diverse.

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

Risks Related to our Business and Healthcare Facilities

We are dependent on our tenants for our revenues. Our tenants face a wide range of business risks, including economic, competitive, government reimbursement and regulatory risks, any of which could cause our tenants to be unable to pay rent to us.

We are dependent on our tenants for our revenues. Our tenants face a wide range of business risks, including economic, competitive, government reimbursement and regulatory risks, which may adversely affect their businesses and, in turn, their ability to pay rent to us. If any of our tenants were unable to pay their rent to us, our revenues and operating cash flows could be materially adversely affected, which in turn could affect our business, financial condition, results of operations, our ability to make distributions to our stockholders and the trading price of our common and preferred stock.

Our assets are concentrated in healthcare-related facilities, making us more economically vulnerable to specific industry-related risks than if our assets were diversified across different industries.

We acquire and own healthcare-related facilities. We are subject to risks inherent in concentrating investments in real estate, and specifically healthcare real estate. Any adverse effects that result from these risks could be more pronounced than if we diversified our investments outside of the healthcare industry. Any healthcare industry downturn could adversely affect the ability of our tenants to pay us rents and our ability to maintain current rental and occupancy rates. Our tenant mix could become even more concentrated if a significant portion of our tenants’ practice in a particular medical field or are reliant upon a particular healthcare delivery system. Accordingly, a downturn in the healthcare industry generally, or a particular medical field or healthcare delivery system specifically, could materially adversely affect our business, financial condition, results of operations, our ability to make distributions to our stockholders and the trading price of our common and preferred stock.

The inability of any of our significant tenants to pay rent to us could have a disproportionate negative affect on our business.

As of December 31, 2021, the annualized base rent from our top three tenants represented approximately 19% of our portfolio-wide annualized base rent, including our Kindred Healthcare facilities, which comprised approximately 7% of our annualized base rent; our Encompass facilities, which comprised approximately 7% of our annualized base rent; and our Memorial Health facilities, which comprised approximately 5% of our annualized base rent.

We have no control over the success or failure of our significant tenants’ businesses, and, at any time, our significant tenants may fail to make rent payments when due, which, in turn, may have a disproportionate adverse effect on our business, financial condition, results of operations, our ability to make distributions to our stockholders and the trading price of our common and preferred stock.

Competition for medical office buildings has increased significantly since the beginning of the COVID-19 pandemic.

Medical office buildings were one of the few real estate asset classes that did not experience a significant downturn due to the COVID-19 pandemic.  Although many medical office building tenants did experience some business disruption during the beginning of the COVID-19 pandemic, many were able to weather those disruptions and return to normal operations within a short period of time.  This was not the case of many other types of real estate, such as hospitality, retail, and general commercial office buildings, which experienced significant tenant issues due to travel restrictions, changes in consumer habits during the pandemic and remote working policies instituted by many employers.

The resiliency of medical office buildings during the COVID-19 pandemic caused many real estate investors to enter the market in search of reliable returns.  This influx of investors has caused medical office building prices and competition to increase significantly, especially for Class A properties in prime locations, but has also caused similar increases in our target markets.  An increase in competition for our acquisition targets could make it more difficult to grow our business, which could affect our ability to increase our distributions and the trading price of our common and preferred stock.

Our and our tenants’ business could be materially and adversely affected by the recent spread of the Omicron variant of the COVID-19 virus or in the case of a new outbreak of a COVID-19 variant or a different virus.

The rapid spread of the Omicron variant in late 2021 and the resulting increase in hospital admissions stressed the U.S. healthcare system, as more people sought treatment for COVID-19 infections and many healthcare workers became unavailable due to them having left the profession or being infected themselves.  Many stories exist about U.S. healthcare workers experiencing burnout due to the length and severity of the pandemic, and this has caused many healthcare workers to quit their professions.  If this continues, healthcare practices, including our tenants, may experience staffing shortages or increased labor and recruitment costs, which could negatively impact their businesses and their ability to pay rents to us.  Additionally, the volatility of COVID-19, as recently evidenced by the trajectory of the Omicron variant, is unpredictable and there are no assurances that an equally or more volatile variant will not emerge in the future.

The COVID-19 pandemic, including the recent rise in cases due to the Omicron variant, could disrupt our and our third-party advisors’ businesses.

In response to the COVID-19 pandemic and measures taken by applicable governmental authorities, we have been encouraging all of our employees at our corporate office to work remotely until further notice. While we believe these measures are advisable and in the best interests of our employees and communities, such measures, in combination with other factors, have caused disruptions to our normal operations and may continue to do so during the pendency of such measures. Additionally, certain of our service providers have instituted or may institute similar preventative measures or are experiencing labor shortages due to COVID-19, which has resulted in reductions in the availability, capacity and/or efficiency of the services upon which we depend for our operations, including the services we use to complete our property acquisitions. Further, in the event any of our employees, and/or employees of our service providers, contract COVID-19 or are otherwise compelled to self-quarantine, we may experience shortages in labor and services that we require for our operations. Also, remote work arrangements may increase the risk of cybersecurity incidents, data breaches or cyber-attacks, which could have a material adverse effect on our business and results of operations, due to, among other things, the loss of proprietary data, interruptions or delays in the operation of our business and damage to our reputation.

Our leases are generally long-term leases with annual rent escalators, however, some of our debt financing is subject to floating interest rates. An increase in interest rates may not be matched by an increase in our rent payments, which could expose us to a funding imbalance.

Our revenues are generated by our leases, which are typically medium-to-long-term leases with fixed rental rates, subject to annual rent escalators. The unhedged portion of our Credit Facility debt is subject to LIBOR. The generally fixed nature of revenues and the variable rate of our debt obligations create interest rate risk for us. Increases in interest rates may not be matched by increases in our rental income, which could increase our expenses and materially adversely affect our business, financial condition, results of operations, our ability to make distributions to our stockholders and the trading price of our common and preferred stock.

The bankruptcy of any of our tenants could bar our efforts to collect pre-bankruptcy debts from the tenant or evict the tenant and take back control of the property.

As of December 31, 2021, we have had one tenant file for bankruptcy. Any bankruptcy filings by or relating to one of our tenants could bar all efforts by us to collect pre-bankruptcy debts from that tenant or evict the tenant and take back control of the property, unless we receive an order permitting us to do so from a bankruptcy court, which we may be unable to obtain. A tenant bankruptcy could also delay our efforts to collect past due balances under the relevant leases and could ultimately preclude full collection of these sums. If a tenant rejects the lease while in bankruptcy, we would have only a general unsecured claim for pre-petition damages. Any unsecured claim that we hold may be paid only to the extent that funds are available and only in the same percentage as is paid to all other holders of unsecured claims. It is possible that we may recover substantially less than the full value of any unsecured claims that we hold, or nothing at all, which may have a material adverse effect on our business, financial condition, results of operations, our ability to make distributions to our stockholders and the trading price of our common stock and preferred stock. Furthermore, dealing with a tenant bankruptcy or other default may divert management’s attention and cause us to incur substantial legal and other costs.

The physical effects of climate change could have a material adverse effect on our properties.

The physical effects of climate change could have a material adverse effect on our facilities, operations, and business. To the extent climate change causes changes in weather patterns, markets where our properties are located could experience increases in storm intensity, rising sea-levels, and changes in precipitation, temperature, and air quality. Over time, these conditions could result in physical damage to, or declining demand for, our properties or our inability to operate the facilities at all. Climate change may also indirectly affect our business by increasing the cost of (or making unavailable) property insurance on terms we find acceptable, increasing the cost of energy and increasing the risk of flood at our properties. Should the impact of climate change be severe or occur for lengthy periods of time, our business, financial condition, results of operations, or our ability to make distributions to our stockholders and the trading price of our common and preferred stock could be materially adversely impacted.

Adverse economic or other conditions in our geographic markets could negatively affect our tenants’ ability to pay rent to us.

Adverse economic or other conditions in our geographic markets, including periods of economic slowdown or recession, industry slowdowns, periods of deflation, relocation of businesses, changing demographics, earthquakes and other natural disasters, fires, terrorist acts, public health crisis, pandemics and epidemics, such as the COVID-19 pandemic, and civil disturbances or acts of war and other man-made disasters which may result in uninsured or underinsured losses, and changes in tax, real estate, zoning and other laws and regulations, may negatively affect our tenants’ businesses and ability to pay rents to us and, therefore, could have a material adverse effect on our business, financial condition and results of operations, our ability to make distributions to our stockholders and the trading price of our common and preferred stock.

Most of our healthcare facilities are occupied by a single tenant, and we may have difficulty finding suitable replacement tenants in the event of a tenant default or non-renewal of our leases, especially for our healthcare facilities located in smaller markets.

As of December 31, 2021, leases representing 1.5%, 6.2% and 16.2% of our portfolio annualized base rent expire in 2022, 2023 and 2024, respectively.  Most of our healthcare facilities are occupied by a single tenant. Following expiration of a lease term or if we exercise our right to replace a tenant in default, rental payments on the related healthcare facilities could decline or cease altogether while we reposition such healthcare facility with a suitable replacement tenant. We also might not be successful in identifying suitable replacement tenants or entering into triple-net leases with new tenants on a timely basis, on favorable terms, or at all. Additionally, we may be required to fund certain expenses and obligations (e.g., real estate taxes, debt costs and maintenance expenses) to preserve the value of, and avoid the imposition of liens on, our healthcare facilities while they are being repositioned. Our ability to reposition our healthcare facilities with a suitable tenant could be significantly delayed or limited by state licensing, receivership, CON or other laws, as well as by the Medicare and Medicaid change-of-ownership rules. We could also incur substantial additional expenses in connection with any licensing, receivership or change-of-ownership proceedings. In addition, our ability to locate suitable replacement tenants could be impaired by the specialized healthcare uses or contractual restrictions on use of the healthcare facilities, and we may be required to spend substantial amounts to adapt the healthcare facilities to other uses. Any such delays, limitations and expenses could adversely impact our ability to collect rent, obtain possession of leased healthcare facilities or otherwise exercise remedies for tenant default, which, in turn, could have a material adverse effect on our business, financial condition and results of operations, our ability to make distributions to our stockholders and the trading price of our common and preferred stock.

All of these risks may be greater in smaller markets, where there may be fewer potential replacement tenants, making it more difficult to replace tenants, especially for specialized space.

We have significant geographic concentration in a small number of states, including Texas, Florida, Ohio, Oklahoma, Pennsylvania, Arizona, and Illinois. Economic and other conditions that negatively affect those states and our tenants in those states could have a greater effect on our revenues than if our properties were more geographically diverse.

As of December 31, 2021, approximately 19%, 11%, 8%, 7%, 6%, 6% and 6% of our total annualized base rent was derived from properties located in Texas, Florida, Ohio, Oklahoma, Pennsylvania, Arizona, and Illinois, respectively. As a result of this geographic concentration, we are particularly exposed to downturns in these states’ economies or other changes in local real estate market conditions. Any material changes in the current payment programs or regulatory, economic, environmental or competitive conditions in these states could have an amplified effect on our business, financial condition and results of operations, our ability to make distributions to our stockholders and the trading price of our common and preferred stock than if our properties were more geographically diverse.

We may be unable to successfully enter into definitive purchase or sale agreements for, or close the acquisition or sale of, the properties in our investment pipeline or our portfolio.

There is no assurance that we will successfully enter into definitive purchase agreements for the facilities in our investment pipeline or definitive sale agreements for current properties we wish to sell. We or a counterparty could also determine through due diligence that a prospective facility does not meet our or their investment standards. We also may be unable to come to an agreement with the seller or buyer for the purchase or sale of the facility. Additionally, there is no assurance that we will successfully close an acquisition or sale once a purchase or sale agreement has been signed. After a purchase or sale agreement has been signed, we (or the buyer in the case of a sale transaction) typically have a due diligence period of 45 to 60 days. If we or a buyer identify problems with the property or the operator during our or their due diligence review, we may or they may terminate the purchase or sale agreement and not close. Failure to close acquisitions or dispositions under contract could make it more difficult to grow or manage our portfolio, which could materially adversely affect on our business, financial condition and results of operations, our ability to make distributions to our stockholders and the trading price of our common and preferred stock.

We may obtain only limited warranties when we purchase a property, which, in turn, would only provide us with limited recourse against the seller if issues arise after our purchase of a property.

The seller of a property often sells such property in its “as is” condition on a “where is” basis and “with all faults,” without any warranties of merchantability or fitness for a particular use or purpose. In addition, purchase and sale agreements may contain only limited warranties, representations and indemnifications that will only survive for a limited period after the closing. The purchase of properties with limited warranties increases the risk of having little or no recourse against a seller if issues were to arise at such property. This, in turn, could cause us to have to write off our investment in the property, which could materially adversely affect our business, financial condition, results of operations, our ability to pay distributions to our stockholders and the trading price of our common and preferred stock.

Our healthcare buildings that are subject to ground leases could restrict our use of such healthcare facilities.

We have seven buildings located on land that is subject to operating ground leases, representing approximately 4.5% of our December 2021 annualized base rent. These ground leases contain certain restrictions. These restrictions include limits on our ability to re-let the facilities, rights of purchase and rights of first offer and refusal with respect to sales of the healthcare facility and limits on the types of medical procedures that may be performed at the facilities. These restrictions could affect our returns on these facilities which, in turn, could materially adversely affect our business, financial condition and results of operations, our ability to make distributions to our stockholders and the trading price of our common and preferred stock.

Our healthcare facilities and our tenants may be unable to compete successfully, which could negatively affect our tenants’ businesses and ability to pay rent to us.

Our healthcare facilities often face competition from nearby hospitals and other healthcare facilities that provide comparable services, including urgent care and primary care facilities as well as home healthcare companies. These competitors may have greater geographic coverage, better access to physicians and patients and provide or are perceived to provide higher quality services. From time to time and for reasons beyond our control, managed care organizations may change their lists of preferred hospitals or in-network physicians, which may favor our tenants’ competitors. Furthermore, our tenants may lose physicians to their competitors or an increase in telehealth services could reduce the need for healthcare facilities. Any reduction in rental revenues resulting from the inability of our tenants or their associated healthcare delivery systems to compete or due to a reduced need for healthcare facilities generally may have a material adverse effect on our business, financial condition, results of operations, our ability to make distributions to our stockholders and the trading price of our common and preferred stock.

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

If we were to experience uninsured losses or if any of our insurance carriers were unable to pay insurance claims, we may lose all or a portion of our investment in a property and the revenues associated with such property, which could materially adversely affect our business, financial condition, results of operations, our ability to make distributions to our stockholders and the trading price of our common and preferred stock.

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

Certain environmental laws impose compliance obligations on owners and tenants of real property with respect to the management of hazardous substances and other regulated materials. For example, environmental laws govern the management and removal of asbestos-containing materials and lead-based paint. Failure to comply with these laws can result in penalties or other sanctions. If we are held liable under these laws, our business, financial condition, results of operations, our ability to make distributions to our stockholders and the trading price of our common and preferred stock may be materially adversely affected.

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

We, our tenants, and our property managers face risks associated with security breaches through cyber-attacks, cyber-intrusions, or otherwise, as well as other significant disruptions of information technology networks and related systems.

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

Risks Related to our Financings

We finance most of our portfolio with debt from our credit facility. We are subject to the risks associated with floating-rate debt, including the potential of an increase in our interest expense, borrowing capacity limitations, and covenant restrictions.

As of December 31, 2021, our total outstanding debt, net of unamortized debt issuance costs, was $571.7 million, of which $514.6 million was debt from our amended and restated credit facility (the “Credit Facility”). We expect interest rates to rise during 2022 and, if interest rates do rise, or the interest rate spread on our Credit Facility increases based on our consolidated leverage ratios, our borrowing costs would increase, which could, among other things, increase our cost of capital (which would affect our ability to acquire assets) and decrease our earnings, liquidity, cash available to make distributions to our stockholders and the trading price of our common and preferred stock.

Since our IPO, we have grown our healthcare portfolio significantly. In order to continue growing our portfolio and maintain appropriate leverage levels, we require access to both debt and equity capital. The $400 million revolver component (the “Revolver”) of our Credit Facility is the primary source of our acquisition funding, and we primarily rely on equity capital to reduce the balance of the Revolver to provide capacity for continued acquisitions. As of February 25, 2022, we had unutilized borrowing capacity under the Revolver of approximately $222.5 million. If we are unable to increase our debt capacity or raise equity to reduce the balance of our Revolver, our growth prospects may be negatively affected.

The terms of our debt agreements require us to comply with several customary financial and other covenants, such as maintaining certain leverage and coverage ratios and minimum tangible net worth requirements. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” for a description of these covenants. Our continued ability to incur additional debt, make distributions and conduct business in general is subject to our compliance with these covenants, which limit our operational flexibility. Breaches of these covenants could result in defaults under the instruments governing the applicable indebtedness, in addition to any other indebtedness cross-defaulted against such instruments, which could accelerate the principal balance of our debt and cause our lenders to institute foreclosure proceedings against us. Therefore, any such default could have a material adverse impact on our business, financial condition, results of operations, our ability to make distributions to our stockholders and the trading price of our common and preferred stock.

Our interest rate hedges may not be successful in mitigating our interest rate risks.

We use derivative instruments to hedge exposure to changes in interest rates on certain of our variable rate loans. As of December 31, 2021, we had 11 interest rate swap agreements with a total notional amount of $350 million that fixed the LIBOR component of the interest rate on the Term Loan. There is no assurance that our hedging instruments will adequately mitigate our interest rate risk or that our hedging strategy will not result in losses. Additionally, a hedging counterparty may fail to honor its obligations to us. If our interest rate hedges are unsuccessful in mitigating our interest rate risk, or if a hedging counterparty fails to honor its obligations to us, our borrowing costs would increase, which could, among other things, increase our cost of capital and decrease our earnings, liquidity, cash available to make distributions to our stockholders and the trading price of our common and preferred stock.  See “—The phasing out of LIBOR may affect our interest expense and ability to hedge our interest rate risk,” for a description of risks to our hedging instruments related to the phasing out of LIBOR.

We finance our healthcare facilities with term indebtedness, and we may place term indebtedness on our healthcare facilities in the future. We may not be able to refinance such debt when due or may be unable to refinance such debt on favorable terms.

As of December 31, 2021, we had $571.7 million of indebtedness outstanding (net of unamortized debt issuance costs). We may also place indebtedness on our healthcare facilities in the future. We run the risk of being unable to refinance such debt (including our Credit Facility debt) when the loans come due or of being unable to refinance on favorable terms. If interest rates are higher when we refinance debt, our income could be reduced. We may be unable to refinance debt at appropriate times, which may require us to sell healthcare facilities on terms that are not advantageous to us or could result in the foreclosure of such healthcare facilities. Any of these events could have a material adverse effect on our business, financial condition, results of operations, our ability to make distributions to our stockholders and the trading price of our common and preferred stock.

The phasing out of LIBOR may affect our interest expense and ability to hedge our interest rate risk.

In July 2017, the Financial Conduct Authority (the “FCA”), which regulates LIBOR, announced its intention to stop compelling banks to submit rates for the calculation of LIBOR after 2021. As a result, the Federal Reserve Board and the Federal Reserve Bank of New York organized the Alternative Reference Rates Committee (“ARRC”) which identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative to LIBOR in derivatives and other financial contracts. ICE Benchmark Administration (“IBA”), the administrator of LIBOR, plans to cease publication for all USD LIBOR tenors (except the one- and two-week tenors, which ceased on December 31, 2021) on June 30, 2023. The Credit Facility provides that, on or about the LIBOR cessation date (subject to an early opt-in election), LIBOR shall be replaced as a benchmark rate in the Credit Facility with term SOFR (or another alternative rate if term SOFR is not able to be determined), with such adjustments to cause the new benchmark rate to be economically equivalent to LIBOR at the time of the LIBOR cessation date.

After the LIBOR cessation date, we will not know if SOFR will fluctuate in the same manner as LIBOR once did, or if our interest expense would have been lower if LIBOR continued to be our reference rate.  Given the uncertainty as to how SOFR will fluctuate as the new reference rate, we may experience higher interest expense than if LIBOR had remained the reference rate.  While the Company expects LIBOR to be available in substantially its current form until at least June 30, 2023, it is possible that LIBOR will become unavailable prior to that point.  This could result, for example, if sufficient banks decline to make submissions to the IBA.  In that case, the risks associated with the transition to an alternative reference rate would be accelerated and magnified.

The Company has interest rate swap agreements that are indexed to LIBOR and it will need to enter into bilateral agreements with its swap counterparties to institute a fallback reference rate once LIBOR ceases to be published. It is expected that most market participants will transition to compounding SOFR as the new reference rate for derivative contracts. If the Company transitions its interest rate swaps to compounded SOFR, such transition may impact the effectiveness of its hedging instruments as the expected reference rate for its Credit Facility (term SOFR) will be different than the reference rate for its interest rate swaps (compounded SOFR).

If term SOFR (the expected post-LIBOR reference rate for our Credit Facility loans) and compound SOFR (the expected post-LIBOR reference for our interest hedges) vary significantly, our hedging instruments may lose their effectiveness, which may increase our interest expense and materially adversely affect our business, financial condition, results of operations, our ability to make distributions to our stockholders and the trading price of our common and preferred stock.

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

If we are unable to obtain needed capital on satisfactory terms or at all, we may not be able to make the investments needed to expand our business or to meet our obligations and commitments as they mature, which, in turn, could materially adversely affect our business, financial conditions, results of operations, our ability to make distributions to our stockholders and the trading price of our common and preferred stock.

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

The healthcare industry is heavily regulated by U.S. federal, state, and local governmental authorities. Our tenants generally are subject to laws and regulations covering, among other things, licensure, certification for participation in government programs, billing for services, privacy and security of health information and relationships with physicians and other referral sources. See “Business–Government Programs, Laws and Regulations” for a description of the laws and regulations that affect the healthcare industry. In addition, new laws and regulations, changes in existing laws and regulations or changes in the interpretation of such laws or regulations could affect our tenants’ ability to make rent payments to us, which, in turn, could have a material adverse effect on our business, financial condition and results of operations, our ability to make distributions to our stockholders and the trading price of our common and preferred stock. These changes, in some cases, could apply retroactively. The enactment, timing, or effect of legislative or regulatory changes cannot be predicted.

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

Downturns in the United States economy could negatively affect state budgets, thereby putting pressure on states to decrease spending on state programs including Medicaid. The need to control Medicaid expenditures may be exacerbated by the potential for increased enrollment in state Medicaid programs due to unemployment and declines in family incomes. Historically, states have often attempted to reduce Medicaid spending by limiting benefits and tightening Medicaid eligibility requirements. Many states have adopted, or are considering the adoption of, legislation designed to enroll Medicaid recipients in managed care programs and/or impose additional taxes on hospitals to help finance or expand the states’ Medicaid systems. Potential reductions to Medicaid program spending in response to state budgetary pressures could negatively impact the ability of our tenants to successfully operate their businesses, and, consequently, could have a material adverse effect on our business, financial condition and results of operations, our ability to make distributions to our stockholders and the trading price of our common and preferred stock.

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

We intend to hold our various real estate investments until we determine that a sale or other disposition appears to be advantageous to achieve our investment objectives. We may exercise our discretion as to whether and when to sell a healthcare facility, and we have no obligation to sell our facilities. We generally intend to hold our healthcare facilities for an extended period, and we cannot predict with any certainty the various market conditions affecting real estate investments that will exist at any particular time in the future. Because of the uncertainty of market conditions that may affect the future disposition of our healthcare facilities, we may not be able to sell our buildings at a profit in the future or at all. We may incur prepayment penalties if we sell a healthcare facility subject to a mortgage earlier than we otherwise had planned. Additionally, we could be forced to sell healthcare facilities at inopportune times which could result in us selling the affected building at a substantial loss. Any inability to sell a healthcare facility could materially, adversely affect our business, financial condition, results of operations, our ability to make distributions to our stockholders and the trading price of our common and preferred stock.

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

We conduct substantially all of our operations through our Operating Partnership. As of December 31, 2021, we owned 94.35% of the outstanding OP Units. Apart from this ownership interest in our Operating Partnership, we do not have any independent operations. As a result, we rely on distributions from our Operating Partnership to pay any dividends that we might declare on our common and preferred stock. We also rely on distributions from our Operating Partnership to meet our obligations. Stockholders’ claims will consequently be structurally subordinated to all existing and future liabilities and obligations (whether or not for borrowed money) of our Operating Partnership and its subsidiaries. Therefore, in the event of our bankruptcy, liquidation or reorganization, claims of our stockholders will be satisfied only after all of our and our Operating Partnership’s and its subsidiaries’ liabilities and obligations have been paid in full. If we do not receive enough funds from our Operating Partnership, our ability to make distributions to our stockholders and the trading price of our common and preferred stock may be materially, adversely affected.

Subject to certain requirements under Maryland law and REIT requirements, the Board has sole discretion to determine if we will pay distributions and the amount and frequency of such distributions, and past distribution amounts may not be indicative of future distribution amounts.

Any future distributions will be at the sole discretion of the Board and will depend upon a number of factors, including our actual and projected results of operations, the cash flow generated by our operations, funds from operations (“FFO”), adjusted FFO (“AFFO”), liquidity, our operating expenses, our debt service requirements, capital expenditure requirements for the properties in our portfolio, prohibitions and other limitations under our financing arrangements, our REIT taxable income, the annual REIT distribution requirements, restrictions on making distributions under Maryland law and such other factors as the Board deems relevant. We cannot assure you that our distribution policy will not change in the future or that the Board will continue to declare dividends at the same rate as in 2021.

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

Holders of shares of our common stock will generally not have any voting rights with respect to activities of our Operating Partnership, including issuances of additional OP Units in amounts that do not exceed 20% of our outstanding shares of common stock. As of December 31, 2021, we owned 94.35% of the outstanding OP Units. Our Operating Partnership may, in connection with our acquisition of healthcare facilities or otherwise, issue additional OP Units to third parties. Such issuances would reduce our ownership percentage in our Operating Partnership and could affect the amount of distributions made to us by our Operating Partnership and, therefore, the amount of distributions we can make to our stockholders.

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

Conflicts of interest could arise because of our UPREIT structure.

Conflicts of interest could arise because of the relationships between us and our affiliates, on the one hand, and our Operating Partnership or any partner thereof, on the other. Our directors and officers have duties to us under applicable Maryland law in connection with their management of our company. At the same time, we, as the sole member of the general partner of the Operating Partnership, have fiduciary duties to our Operating Partnership and to the limited partners under Delaware law in connection with the management of our Operating Partnership. Our duties, as the sole member of the general partner, to our Operating Partnership and its limited partners may come into conflict with the duties of our directors and officers to us.

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

Subject to certain exceptions, our charter prohibits any stockholder from owning actually or constructively more than 9.8% in value or number of shares, whichever is more restrictive, of any class or series of our outstanding shares. The constructive ownership rules under the Internal Revenue Code of 1986, as amended (the “Code”), are complex and may cause the outstanding shares owned by a group of related individuals or entities to be deemed to be constructively owned by one individual or entity. As a result, the acquisition of less than 9.8% of our outstanding shares of any class or series by an individual or entity could cause that individual or entity to own constructively in excess of 9.8% of any class or series of our outstanding beneficial interests and to be subject to our charter’s ownership limit. Our charter also prohibits any person from owning shares of our beneficial interests that would result in our being “closely held” under Section 856(h) of the Code or otherwise cause us to fail to qualify as a REIT. Any attempt to own or transfer shares of our beneficial interest in violation of these restrictions may result in the shares being automatically transferred to a charitable trust or may be void.

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

Certain provisions of the MGCL permit the Board, without stockholder approval and regardless of what is currently provided in our charter or bylaws, to implement certain corporate governance provisions, some of which (for example, a classified board) are not currently applicable to us. If implemented, these provisions may have the effect of limiting or precluding a third party from making an unsolicited acquisition proposal for us or of delaying, deferring, or preventing a change in control of us under circumstances that otherwise could provide our common stockholders with the opportunity to realize a premium over the then current market price. Our charter contains a provision whereby we have elected to be subject to the provisions of Title 3, Subtitle 8 of the MGCL relating to the filling of vacancies on the Board.

We could increase the number of authorized shares of common and preferred stock, classify and reclassify unissued shares and issue shares without stockholder approval.

The Board, without stockholder approval, has the power under our charter to amend our charter to increase or decrease the aggregate number of shares or the number of shares of any class or series that we are authorized to issue, to authorize us to issue authorized but unissued shares of our common stock or preferred stock. In addition, under our charter, the Board has the power to classify or reclassify any unissued common or preferred stock into one or more classes or series of shares and set the preference, conversion, or other rights, voting powers, restrictions, limitations as to dividends and other distributions, qualifications or terms or conditions of redemption for such newly classified or reclassified shares. As a result, we may issue series or classes of common or preferred stock with preferences, dividends, powers and rights, voting or otherwise, that are senior to, or otherwise conflict with, the rights of holders of our common or preferred stock. Although the Board has no such intention at the present time, it could establish a class or series of preferred stock that could, depending on the terms of such series, delay, defer or prevent a transaction or a change of control that might involve a premium price for shares of our common stock or that our stockholders otherwise believe to be in their best interests.

We may change our business, investment, and financing strategies without stockholder approval.

We may change our business, investment, and financing strategies without a vote of, or notice to, our stockholders, which could result in our making investments and engaging in business activities that are different from, and possibly riskier than, the investments and businesses described in this annual report. In particular, a change in our investment strategy, including the manner in which we allocate our resources across our portfolio or the types of assets in which we seek to invest, may increase our exposure to real estate market fluctuations. In addition, we may in the future increase the use of leverage at times and in amounts that we, in our discretion, deem prudent, and such decision would not be subject to stockholder approval. Furthermore, the Board may determine that healthcare facilities do not offer the potential for attractive risk-adjusted returns for an investment strategy. Changes to our strategies with regards to the foregoing could adversely affect our business, financial condition and results of operations, our ability to make distributions to our stockholders and the trading price of our common and preferred stock.

Our rights and the rights of our stockholders to take action against our directors and officers are limited, which could limit your recourse in the event that we take certain actions which are not in your best interests.

Under Maryland law, generally, directors and officers are required to perform their duties in good faith, in a manner that they reasonably believe to be in our best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. Under Maryland law, directors and officers are presumed to have acted with this standard of care. Maryland law permits a Maryland corporation to include in its charter a provision limiting the liability of its directors and officers to the corporation and its stockholders for money damages except for liability resulting from (a) actual receipt of an improper benefit or profit in money, property, or services or (b) active and deliberate dishonesty established by a final judgment and which is material to the cause of action. Our charter contains such a provision which eliminates directors’ and officers’ liability to the maximum extent permitted by Maryland law.

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

We may be unable to obtain or retain key personnel or continue to remain appropriately staffed.

Our success depends to a significant degree upon our executive officers and other key personnel. We rely on the services of Jeffrey Busch, our Chief Executive Officer and Chairman of the Board; Robert Kiernan, our Chief Financial Officer; Alfonzo Leon, our Chief Investment Officer; Danica Holley, our Chief Operating Officer; and Jamie Barber, our Secretary and General Counsel, to manage our operations. Additionally, we rely on several other key personnel to manage our day-to-day operations, including accounting and finance staff, acquisition and due diligence personnel, asset managers and facilities personnel.  We cannot guarantee that all, or any one of these key personnel, will remain affiliated with us, especially given the current tightness of the U.S. labor market, nor do we maintain key person life insurance on any person. Our failure to retain key employees and retain highly skilled managerial and operational personnel, especially during a time of rapid growth for our business, could have a material adverse effect on our business, financial condition, results of operations, our ability to make distributions to our stockholders and the trading price of our common and preferred stock.

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

In addition, if we fail to qualify as a REIT, we will no longer be required to make distributions. As a result of all these factors, our failure to qualify as a REIT could impair our ability to expand our business and raise capital, and it could materially, adversely affect our business, financial condition, results of operations, our ability to make distributions to our stockholders and the trading price of our common and preferred stock.

Even if we continue to qualify as a REIT, we may face other tax liabilities that could reduce our cash flows and negatively impact our results of operations and financial condition.

Even if we continue to qualify for taxation as a REIT, we may be subject to certain U.S. federal, state and local taxes on our income and assets, including taxes on any undistributed income, taxes on income from some activities conducted because of a foreclosure, and state or local income, property, and transfer taxes. In addition, our taxable REIT subsidiary (“TRS”) will be subject to regular corporate U.S. federal, state, and local taxes. In addition, if our TRS borrows funds either from us or a third party, it may be unable to deduct all or a portion of the interest paid, resulting in a higher corporate-level tax liability. Specifically, the Code imposes a disallowance of deductions for business interest expense (even if paid to third parties) in excess of the sum of a taxpayer’s business interest income and 30% of the adjusted taxable income of the business, which is its taxable income computed without regard to business interest income or expense, net operating losses or the pass-through income deduction. The TRS rules also impose a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s-length basis. Any of these taxes would decrease cash available for distributions to our stockholders, which, in turn, could materially adversely affect our business, financial condition, results of operations, our ability to make distributions to our stockholders and the trading price of our common and preferred stock.

Failure to make required distributions would subject us to U.S. federal corporate income tax.

To maintain our qualification as a REIT, we generally are required to distribute at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gain, each year to our stockholders. To the extent that we satisfy this distribution requirement but distribute less than 100% of our REIT taxable income, we will be subject to U.S. federal corporate income tax on our undistributed taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we pay out to our stockholders in a calendar year is less than a minimum amount specified under the Code. Any of these taxes would decrease cash available for distributions to our stockholders which, in turn, could materially adversely affect our business, financial condition, results of operations, our ability to make distributions to our stockholders and the trading price of our common and preferred stock.

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

To maintain our qualification as a REIT for U.S. federal income tax purposes, we must continually satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets, the amounts we distribute to our stockholders and the ownership of our shares of stock. To meet these tests, we may be required to forego investments we might otherwise make. Thus, compliance with the REIT requirements may hinder our performance.

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

We may satisfy the 90% distribution test with taxable distributions of our common stock. The IRS has issued Revenue Procedure 2017-45 authorizing elective cash/stock dividends to be made by publicly offered REITs. Pursuant to Revenue Procedure 2017-45,the IRS will treat the distribution of stock pursuant to an elective cash/stock dividend as a distribution of property under Section 301 of the Code (i.e., a dividend), as long as at least 20% of the total dividend is available in cash and certain other parameters detailed in the Revenue Procedure are satisfied.  On November 30, 2021, the IRS issued Revenue Procedure 2021-53, which temporarily reduces (through June 30, 2022) the minimum amount of the total distribution which must be available in cash to 10%.

Although we have no current intention of paying dividends in our common stock, if we make a taxable dividend payable in cash and common stock, taxable stockholders receiving such dividends will be required to include the full amount of the dividend as income to the extent of our current and accumulated earnings and profits, as determined for U.S. federal income tax purposes. As a result, stockholders may be required to pay income tax with respect to such dividends in excess of the cash dividends received. If a U.S. stockholder sells the common stock that it receives as a dividend to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our common stock at the time of the sale. Furthermore, with respect to certain non-U.S. stockholders, we may be required to withhold U.S. federal income tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in common stock. If we make a taxable dividend payable in cash and our common stock and a significant number of our stockholders determine to sell shares of our common stock in order to pay taxes owed on dividends, it may put downward pressure on the trading price of our common stock.

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

We may, in the future, form one or more TRS lessees to lease “qualified health care properties” from us. Any TRS lessee we may form will be subject to U.S. federal and state income tax on its taxable income, which will consist of the revenues from the qualified healthcare facilities leased by the TRS lessee, net of the operating expenses for such healthcare facilities and rent payments to us. In addition, if a TRS borrows funds either from us or a third party, it may be unable to deduct all or a portion of the interest paid, resulting in a higher corporate-level tax liability. Specifically, the Code imposes a disallowance of deductions for business interest expense (even if paid to third parties) in excess of the sum of a taxpayer’s business interest income and 30%  of the adjusted taxable income of the business, which is its taxable income computed without regard to business interest income or expense, net operating losses or the pass-through income deduction. Accordingly, although our ownership of a TRS lessee would allow us to participate in the operating income from our healthcare facilities leased to the TRS lessee on an after-tax basis in addition to receiving rent, that operating income would be fully subject to U.S. federal and state income tax, which could materially adversely affect our business, financial conditions, results of operations, ability to make distributions to our stockholders and the trading price of our common and preferred stock.

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

Additionally, if the facility operators engaged by a TRS lessee do not qualify as “eligible independent contractors,” we would fail to qualify as a REIT. Each of the facility operators that would enter into a management contract with any TRS lessee must qualify as an “eligible independent contractor” under the REIT rules in order for the rent paid to us by such a TRS lessee to be qualifying income for purposes of the REIT gross income tests. Among other requirements, to qualify as an eligible independent contractor a facility operator must not own, directly or indirectly, more than 35% of our outstanding shares and no person or group of persons can own more than 35% of our outstanding shares and the ownership interests of the facility operator, taking into account certain ownership attribution rules. The ownership attribution rules that apply for purposes of these 35% thresholds are complex. Although we would monitor ownership of our shares of common stock by any facility operators and their owners, there can be no assurance that these ownership levels will not be exceeded.

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

The maximum U.S. federal income tax rate applicable to “qualified dividend income” payable to U.S. stockholders that are taxed at individual rates is 20% (plus the 3.8% surtax on net investment income, if applicable). Dividends payable by REITs, however, generally are not eligible for the reduced rates on qualified dividend income. Rather, ordinary REIT dividends constitute “qualified business income” and thus a 20% deduction is available to individual taxpayers with respect to such dividends, resulting in a 29.6% maximum U.S. federal income tax rate (plus the 3.8% surtax on net investment income, if applicable) for individual U.S. stockholders. To qualify for this deduction, the stockholder receiving such dividends must hold the dividend-paying REIT stock for at least 46 days (taking into account certain special holding period rules) of the 91-day period beginning 45 days before the stock became ex-dividend and cannot be under an obligation to make related payments with respect to a position in substantially similar or related property. Without further legislative action, the 20% deduction applicable to ordinary REIT dividends will expire on January 1, 2026. The more favorable rates applicable to regular corporate qualified dividends could cause investors who are taxed at individual rates to perceive investments in REITs to be relatively less attractive than investments in the stock of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our common and preferred stock.

We may be subject to adverse legislative or regulatory tax changes.

At any time, the U.S. federal income tax laws or regulations governing REITs or the administrative interpretations of those laws or regulations may be amended. We cannot predict when or if any new U.S. federal income tax law, regulation or administrative interpretation, or any amendment to any existing U.S. federal income tax law, regulation, or administrative interpretation, will be adopted, promulgated, or become effective and any such law, regulation, or interpretation may take effect retroactively. We and our stockholders could be adversely affected by any such change in the U.S. federal income tax laws, regulations, or administrative interpretations which, in turn, could materially adversely affect our business, financial conditions, results of operation, ability to make distributions to our stockholders and the trading price of our common and preferred stock.

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

In connection with contributions of properties to our Operating Partnership, our Operating Partnership has entered and may in the future enter into tax protection agreements under which it agrees to minimize the tax consequences to the contributing partners resulting from the sale or other disposition of the contributed properties. Tax protection agreements may make it economically prohibitive to sell any properties that are subject to such agreements even though it may otherwise be in our stockholders’ best interests to do so. In addition, we may be required to maintain a minimum level of indebtedness throughout the term of any tax protection agreement regardless of whether such debt levels are otherwise required to operate our business. Nevertheless, we have entered and may in the future enter into tax protection agreements to assist contributors of properties to our Operating Partnership in deferring the recognition of taxable gain because of and after any such contribution.

General Risk Factors.

We are subject to risks related to corporate social responsibility.

Our business faces public scrutiny related to ESG activities. We risk damage to our reputation if we fail to act responsibly in a number of areas, such as diversity and inclusion, environmental stewardship, support for local communities, corporate governance and transparency and considering ESG factors in our investment processes. Adverse incidents with respect to ESG activities could impact the cost of our operations and relationships with investors, all of which could materially adversely affect our business, financial condition, results of operations, our ability to make distributions to our stockholders and the trading price of our common and preferred stock.  Additionally, new legislative or regulatory initiatives related to ESG could adversely affect our business.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

The information set forth under the caption “Our Properties” in Item 1 of this Annual Report on Form 10-K is incorporated by reference herein.

ITEM 3.    LEGAL PROCEEDINGS

We are not involved in any pending legal proceeding or litigation, and, to the best of our knowledge, no governmental authority is contemplating any proceeding to which we are a party or to which any of our properties is subject, which would reasonably be likely to have a material adverse effect on our financial condition or results of operations. From time to time, we may become involved in litigation relating to claims arising out of our operations in the normal course of business. There can be no assurance that these matters that arise in the future, individually or in the aggregate, will not have a material adverse effect on our financial condition or results of operations in any future period.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the New York Stock Exchange under the ticker symbol “GMRE.”

The Company declared and paid a dividend of $0.205 per share of common stock with respect to each quarter within the fiscal year ended December 31, 2021 and declared and paid a dividend of $0.20 per share of common stock with respect to each quarter within the fiscal year ended December 31, 2020. The declaration and payment of quarterly dividends remains subject to the review and approval of the Board, see “Risk Factors — Subject to certain requirements under Maryland law and REIT requirements, the Board has sole discretion to determine if we will pay distributions and the amount and frequency of such distributions, and past distribution amounts may not be indicative of future distribution amounts.”

Performance Graph

This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under Section 18, and shall not be deemed to be incorporated by reference into any filing of Global Medical REIT Inc. under the Securities Act or the Exchange Act.

The graph below compares the cumulative total return of our common stock, the S&P 500 Index, and the MSCI U.S. REIT Index from December 31, 2016 through December 31, 2021. The comparison assumes $100 was invested on December 31, 2016 in our common stock and in each of the foregoing indices and assumes reinvestment of dividends, as applicable. The MSCI U.S. REIT Index consists of equity REITs that are included in the MSCI US Investable Market 2500 Index, except for specialty equity REITS that do not generate a majority of their revenue and income from real estate rental and leasing operations. We have included the MSCI U.S. REIT Index because we believe that it is representative of the industry in which we compete and is relevant to an assessment of our performance.

	Period Ending
Index	12/31/16	12/31/17	12/31/18	12/31/19	12/31/20	12/31/21
Global Medical REIT Inc.	$100.00	$100.65	$119.77	$191.60	$202.65	$290.82
S&P 500 Index	$100.00	$121.83	$116.49	$153.17	$181.35	$233.41
MSCI U.S. REIT Index	$100.00	$105.07	$100.27	$126.18	$116.62	$166.84

As of February 25, 2022, there were 31 record holders, and 65,394,886 shares of common stock issued and outstanding. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares of record are held by banks, brokers, and other financial institutions. As of December 31, 2021 and 2020, there were 64,880,269 and 49,460,566 outstanding shares of common stock, respectively.

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

None.

ITEM 6.    [Reserved]

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our financial statements, including the notes to those financial statements, included elsewhere in this Report. Some of the statements we make in this section are forward-looking statements within the meaning of the federal securities laws. For a complete discussion of forward-looking statements, see the section in this Report entitled “Special Note Regarding Forward-Looking Statements.” Certain risk factors may cause actual results, performance, or achievements to differ materially from those expressed or implied by the following discussion. For a discussion of such risk factors, see the section in this Report entitled “Risk Factors.”

Objective of MD&A

Management’s Discussion and Analysis (“MD&A”) is a narrative explanation of the financial statements and other statistical data that we believe will enhance a reader’s understanding of our financial condition, changes in financial condition and results of operations.

The objectives of MD&A are:

a.	To provide a narrative explanation of our financial statements that enables investors to see the Company from management’s perspective;
b.	To enhance the overall financial disclosure and provide the context within which financial information should be analyzed; and;
c.	To provide information about the quality of, and potential variability of, our earnings and cash flow so that investors can ascertain the likelihood that past performance is indicative of future performance.

Overview

We are an internally managed REIT that acquires healthcare facilities and leases those facilities to physician groups and regional and national healthcare systems.  We conduct our business through an umbrella partnership REIT, or UPREIT, structure in which our properties are owned by wholly owned subsidiaries of our operating partnership, Global Medical REIT L.P. (the “Operating Partnership”). Our wholly owned subsidiary, Global Medical REIT GP LLC, is the sole general partner of our Operating Partnership and, as of December 31, 2021, we owned 94.35% of the outstanding common operating partnership units (“OP Units”) of our Operating Partnership, with an aggregate of 5.65% of the Operating Partnership owned by holders of long-term incentive plan units (“LTIP Units”) and third-party limited partners who contributed properties or services to the Operating Partnership in exchange for OP Units.

Our revenues are derived from the rental and operating expense reimbursement payments we receive from our tenants, and most of our leases are medium to long-term triple net leases with contractual rent escalation provisions.  Our primary expenses are depreciation, interest, and general and administrative expenses.  We finance our acquisitions with a mixture of debt and equity primarily from our cash from operations, borrowings off our credit facility, and stock issuances.

2021 Executive Summary

The following tables summarize the material changes in our business and operations during the years presented. The year ended December 31, 2020 included one-time charges of $14 million related to our management internalization transaction.

	Year Ended December 31,
	2021	2020

	(in thousands, except per share and unit amounts)
Rental revenue	$115,804	$93,518
Depreciation and amortization expense	$46,875	$36,353
Interest expense	$19,696	$18,680
General and administrative expense	$16,453	$11,935
Management fees - related party	$—	4,024
Management internalization expense	$—	$14,005

Net income (loss) attributable to common stockholders per share	$0.19	$(0.17)
FFO per share and unit(1)	$0.90	$0.56
AFFO per share and unit(1)	$0.95	$0.88
Dividends per share of common stock	$0.82	$0.80

Weighted average common stock outstanding	60,640	46,256
Weighted average OP Units outstanding	1,732	2,172
Weighted average LTIP Units outstanding	2,176	1,363
Total weighted average shares and units outstanding	64,548	49,791
(1)	See “—Non-GAAP Financial Measures,” for a description of our non-GAAP financial measures and a reconciliation of our non-GAAP financial measures.

	As of
	December 31,	December 31,
	2021	2020

	(dollars in thousands)
Investment in real estate, gross	$1,343,003	$1,142,905
Total debt, net	$571,729	$586,578
Weighted average interest rate	2.87%	3.17%
Total equity (including noncontrolling interest)	$637,577	$457,760
Net leasable square feet	4,343,467	3,694,865

Our Properties

Completed Acquisitions

During the year ended December 31, 2021, we completed 20 acquisitions encompassing an aggregate of 652,155 leasable square feet for an aggregate contractual purchase price of $189.1 million with annualized base rent of $14.1 million. As of December 31, 2021, our portfolio consisted of gross investment in real estate of $1.3 billion, which was comprised of 105 facilities with an aggregate of 4.3 million leasable square feet and $103.1 million of annualized base rent.

Also during the year ended December 31, 2021, we completed and funded a $6.8 million expansion at one of our Oklahoma City facilities. In connection with this expansion, we are receiving additional rental income from the tenant, Mercy Rehabilitation Hospital, which equates to an 11.8% cash return on this expansion.

Properties Sold or Under Contract for Sale

On October 5, 2021, we entered into an agreement to sell a medical office building located in Belpre, Ohio for gross proceeds of approximately $44.6 million. The property had a net book value of approximately $29.5 million as of December 31, 2021. The transaction is expected to be completed no earlier than June 2022. The buyer is currently in the due diligence period and the transaction is subject to various closing contingencies. Accordingly, the transaction may not close on a timely basis, or the buyer may terminate the purchase agreement and not close the transaction. We intend to reinvest the sales proceeds in 2022 for future acquisitions.

On October 13, 2021, we sold a medical office building located in Prescott, Arizona receiving gross proceeds of $5.5 million, resulting in a gain of approximately $1.1 million.

Capital Raising Activity

On March 18, 2021, we closed an underwritten public offering of our common stock, including the related option to purchase additional shares granted to the underwriters. This transaction resulted in the issuance of 8.6 million shares of our common stock at a public offering price of $13.30 per share, generating gross proceeds of $114.7 million.

During the year ended December 31, 2021, we generated gross proceeds of $97.9 million through at-the-market ("ATM") equity issuances of 6.7 million shares of our common stock at an average offering price of $14.56 per share.

Debt and Hedging Activity

On May 3, 2021, we entered into an amended and restated credit facility (the “Credit Facility”) to, among other things, (i) increase the overall capacity of the facility from $600 million to $750 million, consisting of the  $400 million Revolver and a $350 million term loan component (the “Term Loan”), (ii) extend the term of the Revolver to May 2025, with two six-month extension options, and extend the maturity of the Term Loan component to May 2026, (iii) convert the facility from a secured to an unsecured facility and (iv) implement a new pricing matrix. The Credit Facility includes a $500 million accordion feature.

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

During the year ended December 31, 2021, we borrowed $221.6 million under our Credit Facility and repaid $224.2 million, for a net amount repaid of $2.6 million. As of December 31, 2021 and February 25, 2022, the gross outstanding Credit Facility balance was $522.6 million and $527.5 million, respectively.

Recent Developments

2022 Completed Acquisitions

From December 31, 2021 through February 25, 2022, we completed one acquisition encompassing an aggregate of 17,713 leasable square feet for a purchase price of $5.1 million with annualized base rent of $0.3 million.

Acquisitions Under Contract

As of February 25, 2022, we had seven acquisitions under contract for an aggregate purchase price of approximately $72.1 million. We are currently in the due diligence period for our properties under contract. If we identify problems with any of these properties or the operator of any property during our due diligence review, we may not close the transactions on a timely basis or we may terminate the purchase agreements and not close the transactions.

Capital Raising

From December 31, 2021 through February 25, 2022, we generated gross proceeds of $8.3 million through ATM equity issuances of 0.5 million shares of our common stock at a weighted average offering price of $17.38 per share. As of February 25, 2022, we had $3.4 million remaining under the 2020 ATM Program.

Trends Which May Influence Our Results of Operations

We believe the following trends may positively impact our results of operations:

●	An aging population. According to the 2020 U.S. Census, the nation’s 65-and-older population has grown rapidly since 2010, driven by the aging of Baby Boomers born between 1946 and 1964. The 65-and-older population grew by over a third during the past decade, and by 3.2% from 2018 to 2019. We believe this segment of the U.S. population will utilize many of the services provided at our healthcare facilities such as orthopedics, cardiac, gastroenterology and rehabilitation.

●	A continuing shift towards outpatient care. According to the American Hospital Association, patients are demanding more outpatient operations. We believe this shift in patient preference from inpatient to outpatient facilities will benefit our tenants as most of our properties consist of outpatient facilities.

●	Physician practice group and hospital consolidation. We believe the trend towards physician group consolidation will serve to strengthen the credit quality of our tenants if our tenants merge or are consolidated with larger health systems.

We believe the following trends may negatively impact our results of operations:

●	Increased competition for acquisition opportunities. We face increased competition for our target asset classes from both private funds and other public REITs, among other types of investors. Medical office properties have proven to be a resilient asset class during the COVID-19 pandemic as many tenants of such properties continued to pay rent during the pandemic, which was not the case for many other types of commercial real estate. Given the resiliency of medical office buildings, many real estate funds are now competing for acquisition opportunities in medical real estate, which may cause a decrease in overall capitalization rates and may make it more difficult for us to locate acquisition opportunities that meet our investment and return criteria.
●	Increased interest rate environment. Due to a strong labor market and high inflation, the U.S. Federal Reserve announced in January 2022 its intention to raise the federal funds rate by 25 basis points (0.25%) in the near future and taper its asset purchase program. In addition to this stated near-term intended increase in the federal funds rate, many market participants expect additional increases in the federal funds rate during 2022. Due to this rate environment, LIBOR, which is the current reference rate for our floating rate debt, is expected to increase over 100 basis points (1.00%) during 2022. Based on our floating rate debt balance as of December 31, 2021, a 100 basis point increase in LIBOR would have caused our annual interest expense in 2021 to increase by approximately $1.7 million.
●	Continuation of the COVID-19 pandemic – U.S economic growth in 2021 rebounded substantially from 2020 as COVID-19 vaccines became readily available to most of the U.S. population. However, the rapid spread of the Omicron variant beginning in late 2021 and the resulting increase in hospital admissions stressed the U.S. healthcare system, as more people sought treatment for COVID-19 infections and many healthcare workers became unavailable due to them having left the profession or being infected themselves. Although the rate of U.S. infections from the Omicron variant is expected to decrease by early-to mid-2022, we are unable to predict the overall effect it will have on the U.S. economy, and specifically within the healthcare industry, including whether labor shortages will continue in the healthcare industry, which may disrupt our tenants’ businesses or increase their recruitment and labor costs. In addition, the Omicron variant has caused widespread labor shortages. These labor shortages have affected a number of the outside consultants we rely on to, among other things, complete our property acquisitions, which, in certain circumstances, has affected those consultants’ ability to provide timely services to us.

The volatility of COVID-19, as recently evidenced by the trajectory of the Omicron variant, is unpredictable and there are no assurances that an equally or more volatile variant will not emerge in the future.  Although to date our liquidity and operational and financial performance has not been materially affected by the COVID-19 pandemic, including the recent Omicron variant, we cannot predict the effects future resurgences will have on our tenants and our business going forward.

●	Changes in third party reimbursement methods and policies. The price of healthcare services has been increasing, and, as a result, we believe that third-party payors, such as Medicare and commercial insurance companies, will continue to scrutinize and reduce the types of healthcare services eligible for, and the amounts of, reimbursement under their health insurance plans. Additionally, many employer-based insurance plans continue to increase the percentage of insurance premiums for which covered individuals are responsible, which makes healthcare services more expensive for individuals. We expect these trends will only be exacerbated by the COVID-19 pandemic, as medical expenditures increased significantly during the pandemic. If these trends continue, our tenants’ businesses will continue to be negatively affected, which may impact their ability to pay rent to us.

Critical Accounting Estimates

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

For a more detailed discussion of our significant accounting policies, see Note 2 – “Summary of Significant Accounting Policies” in the footnotes to the accompanying consolidated financial statements. Below is a discussion of accounting policies that we consider critical in that it may require complex judgment in its application or require estimates about matters that are inherently uncertain.

We consider our critical accounting estimates to be those used in the determination of the reported amounts and disclosure related to the following:

●Investment in Real Estate
●Impairment of Long-Lived Assets
●Revenue Recognition

Investment in Real Estate

All of our facility acquisitions for the years ended December 31, 2021 and 2020 were accounted for as asset acquisitions because substantially all of the fair value of the gross assets that we acquired were concentrated in a single asset or group of similar identifiable assets. Accordingly, the purchase prices of acquired tangible and intangible assets and liabilities were recorded and allocated at fair value on a relative basis. The recorded allocations are based on estimated cash flow projections of the properties acquired which incorporates discount, capitalization and interest rates as well as available comparable market information. We use considerable judgement in our estimates of cash flow projections, discount, capitalization and interest rates, fair market lease rates, carrying costs during hypothetical expected lease-up periods, and costs to execute similar leases.

While our methodology for purchase price allocations did not change during the year ended December 31, 2021, the real estate market is fluid and our assumptions are based on information currently available in the market at the time of acquisition. Significant increases or decreases in these key estimates, particularly with regards to cash flow projections and discount and capitalization rates, would result in a significantly lower or higher fair value allocated to acquired tangible and intangible assets and liabilities.

In the case of the fair value of buildings and fair value of land and certain other intangibles, our estimates of the values of these components will affect the amount of depreciation or amortization we record over the estimated useful life of the property acquired or the remaining lease term. In the case of the fair value of above-market or below-market lease intangibles, our estimates of the values of these components will affect the amount of rental revenue we record as these values are amortized as a reduction of or an addition to rental income over the estimated remaining term of the respective leases.

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

If we determine that an asset has indicators of impairment, we must determine whether the undiscounted cash flows associated with the asset exceed the carrying amount of the asset. In calculating the undiscounted net cash flows of an asset, we use considerable judgement to estimate a number of inputs. We must estimate future rental rates, future capital expenditures, future operating expenses, and market capitalization rates for residual values, among other things. In addition, if there are alternative strategies for the future use of the asset, we assess the probability of each alternative strategy and perform a probability-weighted undiscounted cash flow analysis to assess the recoverability of the asset.

In determining the fair value of an asset, we exercise considerable judgment on a number of factors. We may determine fair value by using a discounted cash flow calculation or by utilizing comparable market information. We use judgement to determine an appropriate discount rate to apply to the cash flows in the discounted cash flow calculation. We also use judgment in analyzing comparable market information because no two real estate assets are identical in location and price.

The estimates and judgments used in the impairment process are highly subjective and susceptible to frequent change. Significant increases or decreases in any of these inputs, particularly with regards to cash flow projections and discount and capitalization rates, would result in a significantly lower or higher fair value measurement of the real estate assets being assessed. Additionally, changes in economic and operating conditions, including changes in the financial condition of our tenants, and changes to our intent and ability to hold the related asset, that occur subsequent to our impairment assessment could impact the assumptions used in that assessment and could result in future charges to earnings if assumptions regarding those investments differ from actual results.

Revenue Recognition

Our operations primarily consist of rental revenue earned from tenants under leasing arrangements which provide for minimum rent and escalations. Management exercises considerable judgment in the rental property revenue recognition process including the treatment of the contractual rental stream and the determination of its collectability.

Our leases have been accounted for as operating leases. For operating leases with contingent rental escalators, revenue is recorded based on the contractual cash rental payments due during the period. Revenue from leases with fixed annual rental escalators are recognized on a straight-line basis over the initial lease term, when we believe substantially all lease income, including the related straight-line receivable, is probable of collection.

We monitor the liquidity and creditworthiness of our tenants and operators and exercise considerable judgement in assessing the probability of collection. Our assessment of collectability incorporates available operational performance measures such as sales and the aging of billed amounts as well as other publicly available information with respect to our tenant’s financial condition, liquidity and capital resources, including declines in such conditions. In the event that we determine receivables are not probable of collection, lease income will be recorded on a cash basis, with the corresponding tenant receivable and straight-line rent receivable charged as a direct write-off against rental revenue in the period of the change in our collectability determination. If management’s assumptions regarding the collectability of lease related receivables prove incorrect, we could experience decreases in rental revenue, including decreases in excess of any amounts initially recognized.

Consolidated Results of Operations

The major factors that resulted in variances in our results of operations for each revenue and expense category for the year ended December 31, 2021 compared to the year ended December 31, 2020 were (i) the increase in the size of our property portfolio (our total investments in real estate, net of accumulated depreciation and amortization, was $1.2 billion and $1.0 billion as of December 31, 2021 and 2020, respectively) and (ii) our management internalization transaction that was completed in July 2020.

For a discussion related to our results of operations for the year ended December 31, 2020 compared to the year ended December 31, 2019, refer to Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the SEC on March 8, 2021.

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020

	December 31,
	2021	2020	$ Change

	(in thousands)
Revenue
Rental revenue	$115,804	$93,518	$22,286
Other income	132	212	(80)
Total revenue	115,936	93,730	22,206

Expenses
General and administrative	16,453	11,935	4,518
Operating expenses	15,488	10,867	4,621
Management fees - related party	—	4,024	(4,024)
Depreciation expense	33,825	26,747	7,078
Amortization expense	13,050	9,606	3,444
Interest expense	19,696	18,680	1,016
Management internalization expense	—	14,005	(14,005)
Preacquisition expense	151	365	(214)
Total expenses	98,663	96,229	2,434
Income (loss) before gain from sale of investment property	17,273	(2,499)	19,772
Gain on sale of investment property	1,069	—	1,069
Net income (loss)	$18,342	$(2,499)	$20,841

Revenue

Total Revenue

Total revenue for the year ended December 31, 2021 was $115.9 million, compared to $93.7 million for the same period in 2020, an increase of $22.2 million. The increase was primarily the result of rental revenue earned from the facilities we acquired during 2021, as well as from the recognition of a full year of rental revenue in 2021 from acquisitions that were completed during 2020. Within that increase, $11.6 million in revenue was recognized from net lease expense recoveries during the year ended December 31, 2021, compared to $8.9 million for the same period in 2020.

Additionally, total revenue for the year ended December 31, 2021 reflected the recognition of a reserve for approximately $0.4 million of rent, which included $0.1 million of deferred rent. Total revenue for the year ended December 31, 2020 reflected the recognition of a reserve for approximately $1.4 million of rent, which included $0.4 million of deferred rent. These reserves relate to tenants for which the Company could not conclude that future rent collections were probable and, therefore, accounts for these tenants following the cash basis of accounting.

Expenses

General and Administrative

General and administrative expenses for the year ended December 31, 2021 were $16.5 million, compared to $11.9 million for the same period in 2020, an increase of $4.6 million. The increase was primarily driven by our recognition of compensation-related costs and other administrative expenses that prior to the management internalization transaction were the obligation of our former advisor. In addition, this increase was due to an increase in non-cash LTIP compensation expense, which was $5.8 million for the year ended December 31, 2021, compared to $5.3 million for the same period in 2020.

Operating Expenses

Operating expenses for the year ended December 31, 2021 were $15.5 million, compared with $10.9 million for the same period in 2020, an increase of $4.6 million. The increase results primarily from $11.6 million of recoverable property operating expenses incurred during the year ended December 31, 2021, compared to $8.9 million for the same period in 2020.  In addition, our operating expenses include $2.3 million of non-recoverable property operating expenses from gross leases for the year ended December 31, 2021, compared to $1.2 million for the same period in 2020.

Management Fees – related party

As a result of the completion of the management internalization transaction, we incurred no management fee expense for the year ended December 31, 2021.  Management fee expense was $4.0 million for the year ended December 31, 2020.

Depreciation Expense

Depreciation expense for the year ended December 31, 2021 was $33.8 million, compared to $26.7 million for the same period in 2020, an increase of $7.1 million. The increase resulted primarily from depreciation expense incurred on the facilities we acquired during 2021, as well as from the recognition of a full year of depreciation expense in 2021 from acquisitions that were completed during 2020.

Amortization Expense

Amortization expense for the year ended December 31, 2021 was $13.1 million, compared to $9.6 million for the same period in 2020, an increase of $3.5 million. The increase resulted primarily from amortization expense incurred on intangible assets related to the facilities we acquired during 2021, as well as from the recognition of a full year of amortization expense in 2021 from acquisitions that were completed during 2020.

Interest Expense

Interest expense for the year ended December 31, 2021 was $19.7 million, compared to $18.7 million for the same period in 2020, an increase of $1.0 million. This increase was primarily due to higher average borrowings during the year ended December 31, 2021, compared to the same period last year, the proceeds of which were primarily used to finance our property acquisitions during that time period, partially offset by lower interest rates.

The weighted average interest rate of our debt for the year ended December 31, 2021 was 3.06% compared to 3.41% in 2020. Additionally, the weighted average interest rate and term of our debt was 2.87% and 4.28 years, respectively, at December 31, 2021.

Management Internalization Expense

As a result of the completion of the management internalization transaction, we had no management internalization expense for the year ended December 31, 2021. Management internalization expense was $14.0 million for the year ended December 31, 2020, which included $12.1 million related to the settlement of a preexisting contractual relationship and $1.9 million of professional fees associated with the management internalization transaction.

Income (Loss) Before Gain on Sale of Investment Property

Income before gain on sale of investment property for the year ended December 31, 2021 was $17.3 million, compared to loss before gain on sale of investment property of $(2.5) million for the same period in 2020, an increase of $19.8 million. The increase resulted from the one-time recognition of $14 million of management internalization expenses in 2020 and an increase in rental revenue during the current year, partially offset by an increase in total expenses.

Gain on Sale of Investment Property

On October 13, 2021, the Company sold a medical office building located in Prescott, Arizona receiving gross proceeds of $5.5 million, resulting in a gain of approximately $1.1 million.  The Company acquired the facility in February 2017. The Company had no property sales in 2020.

Net Income (Loss)

Net income for the year ended December 31, 2021 was $18.3 million compared to net loss of $(2.5) million for the same period in 2020, an increase of $20.8 million. The increase resulted from the one-time recognition of $14 million of management internalization expenses in 2020 and an increase in rental revenue during the current year and the gain on the sale of an investment property, partially offset by an increase in total expenses.

Assets and Liabilities

As of December 31, 2021 and 2020, our principal assets consisted of investments in real estate, net, of $1.2 billion and $1.0 billion, respectively. Our liquid assets consisted primarily of cash and cash equivalents and restricted cash of $12.8 million and $10.8 million, as of December 31, 2021 and 2020, respectively.

The increase in our investments in real estate, net, to $1.2 billion as of December 31, 2021 compared to $1.0 billion as of December 31, 2020, was primarily the result of the 20 acquisitions that we completed during the year ended December 31, 2021.

The increase in our cash and cash equivalents and restricted cash balances to $12.8 million as of December 31, 2021, compared to $10.8 million as of December 31, 2020, was primarily due to net proceeds received from common equity offerings, net proceeds received from the sale of an investment property, and net cash provided by operating activities. Cash inflows were partially offset by funds used to acquire real estate, paydown debt, pay debt issuance costs related to the Credit Facility, and pay dividends to our common and preferred stockholders and OP Unit and LTIP Unit holders of our Operating Partnership.

The decrease in our total liabilities to $625.9 million as of December 31, 2021 compared to $643.1 million as of December 31, 2020, was primarily the result of debt repayments during 2021 and the resulting lower net borrowings outstanding as well as a decrease in the derivative liability balance. This decrease was partially offset by an increases in dividends payable, accounts payable and accrued expenses, and prepaid rent.

Liquidity and Capital Resources

General

Our short-term (up to 12 months) liquidity requirements include:

●	Interest expense and scheduled principal payments on outstanding indebtedness;
●	General and administrative expenses;
●	Property operating expenses;
●	Property acquisitions;
●	Distributions on our common and preferred stockholders and OP Unit and LTIP Unit holders in our Operating Partnership; and
●	Capital and tenant improvements.

In 2022, we are contractually obligated to pay, or have capital commitments for, approximately (i) $17.7 million of principal and interest payments on our outstanding debt, and (ii) $0.4 million in ground and operating lease expenses.  In addition, our preferred stock becomes redeemable by us beginning in September 2022. The liquidation preference for our preferred stock is $77.6 million, and, if we decide to fully redeem, we would have to pay this amount plus fees and expenses.

Our long-term (beyond 12 months) liquidity requirements consist primarily of funds necessary to pay for acquisitions, capital and tenant improvements at our properties, scheduled debt maturities, general and administrative expenses, operating expenses, and distributions. Beyond 2022, we are contractually obligated to pay, or have capital commitments for, approximately (i) $629.1 million of principal and interest payments on our outstanding debt (see — “Debt Financing” for a schedule of our debt maturities), and (ii) $6.7 million in ground and operating lease expenses.

We expect to satisfy our short and long-term liquidity needs through various internal and external sources, including cash flow from operations, debt financing, sales of additional equity securities, the issuance of OP Units in connection with acquisitions of additional properties, proceeds from select property dispositions and recapitalization transactions.

As of December 31, 2021, the Company had aggregate capital improvement commitments and obligations to improve, expand, and maintain the Company’s existing facilities of approximately $28 million. Many of these amounts are subject to contingencies that make it difficult to predict when they will be utilized, if at all. In accordance with the terms of the Company’s leases, capital improvement obligations in the next 12 months could total up to approximately $24 million.

Internal Sources of Liquidity

Our primary internal sources of liquidity include cash flow from operations and proceeds from select property dispositions and recapitalization transactions.

External Sources of Liquidity

Our primary external sources of liquidity include net proceeds received from equity issuances, including the issuance of OP Units in connection with acquisitions of additional properties, and debt financing, including borrowings under our Credit Facility and secured term loans.

Equity Issuances.

On March 18, 2021, we closed an underwritten public offering of our common stock, including the related option to purchase additional shares granted to the underwriters. This transaction resulted in the issuance of 8.6 million shares of our common stock at a public offering price of $13.30 per share, generating gross proceeds of $114.7 million.

In August 2020, the Company and the Operating Partnership entered into a Sales Agreement with certain sales agents, pursuant to which the Company may offer and sell, from time to time, up to $150 million of its common stock (the “2020 ATM Program”). During the year ended December 31, 2021, we generated gross proceeds of $97.9 million through ATM equity issuances of 6.7 million shares of our common stock at an average offering price of $14.56 per share.

From December 31, 2021 through February 25, 2022, we generated gross proceeds of $8.3 million through ATM equity issuances of 0.5 million shares of our common stock at a weighted average offering price of $17.38 per share. As of February 25, 2022, we had $3.4 million remaining under the 2020 ATM Program.

Debt Financing.

The table below provides a summary of our debt as of December 31, 2021 (dollars in thousands):

		Maturity	Weighted Avg.
	Outstanding	(in years)	Interest Rate
Credit Facility - Term, gross	$ 350,000	4.34	3.23%	(1)
Credit Facility - Revolver, gross	172,600	4.34	1.46%	(2)
Notes payable, gross	57,769	3.73	4.82%
Total	$ 580,369	4.28	2.87%

(1) The weighted average interest rate on the Credit Facility Term Loan includes the impact of interest rate swaps discussed in the “Hedging Instruments” section below.

(2)	The Credit Facility Revolver term expires in August 2025 subject to two six-month Company controlled extension options.

Credit Facility. As described in “Debt and Hedging Activity” above, the Credit Facility consists of a $350 million Term Loan and a $400 million Revolver. The Credit Facility also contains a $500 million accordion feature. As of February 25, 2022, we had unutilized borrowing capacity under the Revolver of approximately $222.5 million.

The Credit Facility is an unsecured facility with an initial term of four years for the Revolver (subject to two, six-month extension options) and an initial term of five years for the Term Loan. The Credit Facility also contains the following interest rate pricing grid:

	Revolver LIBOR Margin		Term Loan LIBOR Margin
Leverage Based Pricing	Current	Prior	Current	Prior
< 40%	1.25%	N/A	1.20%	N/A
> 40% and < 45%	1.35%	1.40%	1.30%	1.35%
> 45% and < 50%	1.50%	1.65%	1.45%	1.60%
> 50 % and < 55%	1.75%	1.90%	1.70%	1.85%
> 55%	2.00%	2.15%	1.95%	2.10%

We are subject to a number of financial covenants under the Credit Facility, including, among other things, the following as of the end of each fiscal quarter, (i) a maximum consolidated unsecured leverage ratio of less than 60%, (ii) a maximum consolidated secured leverage ratio of less than 30%, (iii) a maximum consolidated secured recourse leverage ratio of less than 10%, (iv) a minimum fixed charge coverage ratio of 1.50:1.00, (v) a minimum unsecured interest coverage ratio of 1.50:1.00, (vi) a maximum consolidated leverage ratio of less than 60%, and (vii) a minimum net worth of $345 million plus 75% of all net proceeds raised through equity offerings subsequent to December 31, 2020. As of February 25, 2022, management believed it complied with all of the financial and non-financial covenants contained in the Credit Facility.

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

LIBOR Transition. In July 2017, the FCA, which regulates LIBOR, announced its intention to stop compelling banks to submit rates for the calculation of LIBOR after 2021. As a result, the Federal Reserve Board and the Federal Reserve Bank of New York organized the ARRC which identified the SOFR as its preferred alternative to LIBOR in derivatives and other financial contracts. On December 31, 2021, IBA, the administrator of LIBOR, announced plans to cease publication for all USD LIBOR tenors (except the one- and two-week tenors, which ceased on December 31, 2021) on June 30, 2023. The Credit Facility provides that, on or about the LIBOR cessation date (subject to an early opt-in election), LIBOR shall be replaced as a benchmark rate in the Credit Facility with term SOFR (or another alternative rate if term SOFR is not able to be determined), with such adjustments to cause the new benchmark rate to be economically equivalent to LIBOR at the time of the LIBOR cessation date.

The Company’s interest rate swap agreements are indexed to LIBOR and the Company will need to enter into bilateral agreements with its swap counterparties to institute a fallback reference rate once LIBOR ceases to be published. It is expected that most market participants will transition to compounding SOFR as the new reference rate for derivative contracts. If the Company transitions its interest rate swaps to compounded SOFR, such transition may impact the effectiveness of its hedging instruments as the reference rate for the Credit Facility (term SOFR) will be different than the reference rate for its interest rate swaps (compounded SOFR).

Cash Flow Information

Net cash provided by operating activities for the year ended December 31, 2021 was $69.0 million, compared with $34.5 million for the same period in 2020. The increase during the 2021 period was primarily due to the increase in net income as well as increases in depreciation and amortization expenses for the year ended December 31, 2021 compared to the same period in 2020.

Net cash used in investing activities for the year ended December 31, 2021 was $194.7 million, compared with $223.7 million for the same period in 2020. The decrease during the 2021 period was primarily the result of less real estate investment activity in the 2021 period compared to the same period in 2020, partially offset by net proceeds received from the sale of an investment property in 2021. Additionally, the prior year included cash paid to acquire our former advisor in connection with the management internalization transaction.

Net cash provided by financing activities for the year ended December 31, 2021 was $127.7 million, compared with $192.7 million for the same period in 2020. The decrease was primarily due to net repayments on the Credit Facility, principal payments on our notes payable, the payment of debt issuance costs related to the Credit Facility, and higher dividends paid to our common stockholders, partially offset by net proceeds received from our common stock offerings.

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

The non-GAAP financial measures presented herein are not necessarily identical to those presented by other real estate companies due to the fact that not all real estate companies use the same definitions. These measures should not be considered as alternatives to net income, as indicators of the Company's financial performance, or as alternatives to cash flow from operating activities as measures of the Company's liquidity, nor are these measures necessarily indicative of sufficient cash flow to fund all of the Company's needs. Management believes that in order to facilitate a clear understanding of the Company's historical consolidated operating results, these measures should be examined in conjunction with net income and cash flows from operations as presented in the Consolidated Financial Statements and other financial data included elsewhere in this Annual Report on Form 10-K.

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

In accordance with the National Association of Real Estate Investment Trusts’ (“NAREIT”) definition, FFO means net income or loss computed in accordance with GAAP before noncontrolling interests of holders of OP Units and LTIP Units, excluding gains (or losses) from sales of property and extraordinary items, less preferred stock dividends, plus real estate-related depreciation and amortization (excluding amortization of debt issuance costs and the amortization of above and below market leases), and after adjustments for unconsolidated partnerships and joint ventures. Because FFO excludes real estate-related depreciation and amortization

(other than amortization of debt issuance costs and above and below market lease amortization expense), the Company believes that FFO provides a performance measure that, when compared period-over-period, reflects the impact to operations from trends in occupancy rates, rental rates, operating costs, development activities and interest expense, providing perspective not immediately apparent from the closest GAAP measurement, net income or loss.

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

A reconciliation of FFO and AFFO for the years ended December 31, 2021, 2020, and 2019 is as follows:

	Year Ended
	December 31,
	2021	2020	2019

	(unaudited, in thousands except per share and unit amounts)
Net income (loss)	$18,342	$(2,499)	$9,588
Less: Preferred stock dividends	(5,822)	(5,822)	(5,822)
Depreciation and amortization expense	46,764	36,302	24,635
Gain on sale of investment property	(1,069)	—	—
FFO	$58,215	$27,981	$28,401
Internalization expense - settlement of a preexisting contractual relationship	—	12,094	—
Internalization expense - other transaction costs	—	1,911	—
Amortization of above market leases, net	520	504	881
Straight line deferred rental revenue	(5,317)	(5,680)	(5,806)
Stock-based compensation expense	5,810	5,319	3,336
Amortization of debt issuance costs and other	1,982	1,450	1,312
Preacquisition expense	151	365	271
AFFO	$61,361	$43,944	$28,395

Net income (loss) attributable to common stockholders per share – basic and diluted	$0.19	$(0.17)	$0.10
FFO per share and unit	$0.90	$0.56	$0.75
AFFO per share and unit	$0.95	$0.88	$0.75

Weighted Average Shares and Units Outstanding – basic and diluted	64,548	49,791	37,789

Weighted Average Shares and Units Outstanding:
Weighted Average Common Shares	60,640	46,256	33,865
Weighted Average OP Units	1,732	2,172	3,144
Weighted Average LTIP Units	2,176	1,363	780
Weighted Average Shares and Units Outstanding – basic and diluted	64,548	49,791	37,789

Earnings Before Interest, Taxes, Depreciation and Amortization for Real Estate (EBITDAre) and Adjusted EBITDAre

The Company calculates EBITDAre in accordance with standards established by NAREIT and defines EBITDAre as net income or loss computed in accordance with GAAP plus depreciation and amortization, interest expense, gain or loss on the sale of investment properties, and impairment loss, as applicable. The Company defines Adjusted EBITDAre as EBITDAre plus non-cash stock compensation expense, non-cash intangible amortization related to above and below market leases, preacquisition expense and other normalizing items. Management considers EBITDAre and Adjusted EBITDAre important measures because they provide additional information to allow management, investors, and our current and potential creditors to evaluate and compare our core operating results and our ability to service debt.

A reconciliation of net income (loss) to EBITDAre and Adjusted EBITDAre for the years ended December 31, 2021, 2020, and 2019 is as follows:

	Year Ended December 31,
	2021	2020	2019

	(unaudited and in thousands)
Net income (loss)	$18,342	$(2,499)	$9,588
Interest expense	19,696	18,680	17,472
Depreciation and amortization expense	46,875	36,353	24,635
Gain on sale of investment property	(1,069)	—	—
EBITDAre	$83,844	$52,534	$51,695
Stock-based compensation expense	5,810	5,319	3,336
Internalization expense - settlement of a preexisting contractual relationship	—	12,094	—
Internalization expense - other transaction costs	—	1,911	—
Amortization of above market leases, net	520	504	881
Preacquisition expense	151	365	271
Adjusted EBITDAre	$90,325	$72,727	$56,183

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

As of December 31, 2021, we had $172.6 million of unhedged borrowings outstanding under the Revolver (before the netting of unamortized debt issuance costs) that bears interest at a variable rate. See “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Liquidity and Capital Resources” for a detailed discussion of our Credit Facility. At December 31, 2021, LIBOR on our outstanding floating-rate borrowings was 0.11%. Assuming no increase in the amount of our variable interest rate debt, if LIBOR increased 100 basis points, our cash flow would decrease by approximately $1.7 million annually. Assuming no increase in the amount of our variable rate debt, if LIBOR were reduced 100 basis points, our cash flow would increase by approximately $1.7 million annually.

As of December 31, 2020, our exposure to interest rate risk was not materially different from our exposure as of December 31, 2021, as the balance of our unhedged borrowings on those dates had not changed materially.

Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve our objectives, we may borrow at fixed rates or floating rates. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Hedging Instruments,” for a description of our interest rate swaps. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—LIBOR Transition,” for a discussion of the effects of the upcoming LIBOR transition on our hedging instruments.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Global Medical REIT Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Global Medical REIT Inc. and subsidiaries (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows, for the years then ended, and the related notes and the schedule listed in the Index at Item 15(a)(2) (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2022, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Acquisition of Real Estate Assets — Refer to Notes 2 and 3 to the financial statements

Critical Audit Matter Description

During the year-ended December 31, 2021, the Company completed 20 property acquisitions which increased the Investment in Real Estate balance by approximately $189.1 million. For each acquisition, substantially all of the fair value was concentrated in a single identifiable asset or group of similar identifiable assets and, therefore, each acquisition represents an asset acquisition. For asset acquisitions in the current year, the Company allocated the purchase price to tangible assets and any intangible assets acquired or liabilities assumed based on their relative fair values utilizing the assistance of a third-party appraiser. For these type of asset acquisitions, tangible assets include land, building, site improvement and tenant improvements. Intangible assets include in-place leases, leasing costs and above-market leases while intangible liabilities include below-market leases.

The fair value of land is determined using the sales comparison approach whereby recent comparable land sales and listings are gathered and summarized. The available market data is then compared to the land being valued and adjustments are made for dissimilar characteristics such as market conditions, size, and location. The fair value of buildings acquired are estimated on an as-if-vacant basis and the value is primarily based on estimated cash flow projections that utilize discount and/or capitalization rates as well as available market information. The fair value of site improvements is based on the cost approach with a deduction for depreciation and the fair value of tenant improvements are based on prevailing market tenant improvement allowances.

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

Given the relative fair value determination of assets acquired and liabilities assumed required management to use various valuation methodologies and make significant estimates related to assumptions including the selection of the discount rates, capitalization rates, determination of market rental rates, tenant improvement allowance, expected lease up period, and comparable land sales adjusted for dissimilar characteristics, performing audit procedures to evaluate the reasonableness of the approach and these assumptions required a high degree of auditor judgement and an increased extent of effort, including the need to involve our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the acquisition of real estate assets included the following, among others:

●	We tested the effectiveness of controls over the purchase price allocation, including management’s controls over the review of third-party appraisals, review of assumptions such as discount rates, capitalization rates, market rental rates, tenant improvement allowance, lease up period, comparable adjusted land sales, and the valuation methodology for estimating the relative fair value of assets acquired and liabilities assumed.

●	With the assistance of our fair value specialists, we evaluated the reasonableness of the valuation methodology, as well as various assumptions such as discount rates, capitalization rates, market rental rates, tenant improvement allowance, lease up period, and comparable adjusted land sales. For the discount rate, capitalization rate, tenant improvement allowance, and lease-up period assumptions, we developed an independent range and compared the rate or period selected by management to the range, considering property specific factors. For assumptions related to market rental rates, and comparable adjusted land sales, we evaluated the market comparables selected by management, concluding whether they were reasonable based on property specific factors.

●	We tested the mathematical accuracy of the valuation models.

/s/ Deloitte & Touche LLP

McLean, VA

March 1, 2022

We have served as the Company's auditor since 2019.

GLOBAL MEDICAL REIT INC.

Consolidated Balance Sheets

(in thousands, except par values)

	As of December 31,
	2021	2020
Assets
Investment in real estate:
Land	$152,060	$128,857
Building	985,091	851,427
Site improvements	19,021	15,183
Tenant improvements	58,900	49,204
Acquired lease intangible assets	127,931	98,234
	1,343,003	1,142,905
Less: accumulated depreciation and amortization	(143,255)	(94,462)
Investment in real estate, net	1,199,748	1,048,443
Cash and cash equivalents	7,213	5,507
Restricted cash	5,546	5,246
Tenant receivables, net	6,070	5,596
Due from related parties	163	103
Escrow deposits	5,957	4,817
Deferred assets	25,417	20,272
Derivative asset	1,236	—
Goodwill	5,903	5,903
Other assets	6,232	5,019
Total assets	$1,263,485	$1,100,906

Liabilities and Equity
Liabilities:
Credit Facility, net of unamortized debt issuance costs of $8,033 and $3,559 at December 31, 2021 and December 31, 2020, respectively	$514,567	$521,641
Notes payable, net of unamortized debt issuance costs of $607 and $835 at December 31, 2021 and December 31, 2020, respectively	57,162	64,937
Accounts payable and accrued expenses	10,344	7,279
Dividends payable	15,668	12,470
Security deposits	4,540	4,340
Derivative liability	7,790	18,086
Other liabilities	7,709	6,171
Acquired lease intangible liability, net	8,128	8,222
Total liabilities	625,908	643,146
Commitments and Contingencies
Equity:
Preferred stock, $0.001 par value, 10,000 shares authorized; 3,105 issued and outstanding at December 31, 2021 and December 31, 2020, respectively (liquidation preference of $77,625 at December 31, 2021 and December 31, 2020, respectively)	74,959	74,959
Common stock, $0.001 par value, 500,000 shares authorized; 64,880 shares and 49,461 shares issued and outstanding at December 31, 2021 and December 31, 2020, respectively	65	49
Additional paid-in capital	711,414	504,789
Accumulated deficit	(157,017)	(116,773)
Accumulated other comprehensive loss	(6,636)	(18,219)
Total Global Medical REIT Inc. stockholders' equity	622,785	444,805
Noncontrolling interest	14,792	12,955
Total equity	637,577	457,760
Total liabilities and equity	$1,263,485	$1,100,906

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL MEDICAL REIT INC.

Consolidated Statements of Operations

(in thousands, except per share amounts)

	Year Ended December 31,
	2021	2020	2019

Revenue
Rental revenue	$115,804	$93,518	$70,515
Other income	132	212	211
Total revenue	115,936	93,730	70,726

Expenses
General and administrative	16,453	11,935	6,536
Operating expenses	15,488	10,867	5,958
Management fees – related party	—	4,024	6,266
Depreciation expense	33,825	26,747	19,066
Amortization expense	13,050	9,606	5,569
Interest expense	19,696	18,680	17,472
Management internalization expense	—	14,005	—
Preacquisition expense	151	365	271
Total expenses	98,663	96,229	61,138

Income (loss) before gain on sale of investment property	17,273	(2,499)	9,588
Gain on sale of investment property	1,069	—	—

Net income (loss)	$18,342	$(2,499)	$9,588
Less: Preferred stock dividends	(5,822)	(5,822)	(5,822)
Less: Net (income) loss attributable to noncontrolling interest	(720)	574	(354)
Net income (loss) attributable to common stockholders	$11,800	$(7,747)	$3,412

Net income (loss) attributable to common stockholders per share – basic and diluted	$0.19	$(0.17)	$0.10

Weighted average shares outstanding – basic and diluted	60,640	46,256	33,865

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL MEDICAL REIT INC.

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

	Year Ended December 31,
	2021	2020	2019

Net income (loss)	$18,342	$(2,499)	$9,588
Other comprehensive income (loss):
Increase (decrease) in fair value of interest rate swap agreements	11,583	(11,545)	(2,953)
Total other comprehensive income (loss)	11,583	(11,545)	(2,953)
Comprehensive income (loss)	29,925	(14,044)	6,635
Less: Preferred stock dividends	(5,822)	(5,822)	(5,822)
Less: Comprehensive (income) loss attributable to noncontrolling interest	(1,390)	1,365	(74)
Comprehensive income (loss) attributable to common stockholders	$22,713	$(18,501)	$739

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL MEDICAL REIT INC.

Consolidated Statements of Equity

(in thousands)

								Global
							Accumulated	Medical
					Additional		Other	REIT Inc	Non-
	Common Stock		Preferred Stock		Paid-in	Accumulated	Comprehensive	Stockholders’	controlling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity	Interest	Equity
Balances, January 1, 2019	25,944	$26	$3,105	$74,959	$243,038	$(45,007)	$(3,721)	$269,295	$30,455	$299,750
Net income	—	—	—	—	—	9,234	—	9,234	354	9,588
Issuance of shares of common stock, net	17,765	18	—	—	189,211	—	—	189,229	—	189,229
LTIP Units and OP Units redeemed for common stock	97	—	—	—	1,081	—	—	1,081	(1,081)	—
Change in fair value of interest rate swap agreements	—	—	—	—	—	—	(2,953)	(2,953)	—	(2,953)
Stock-based compensation expense	—	—	—	—	—	—	—	—	3,336	3,336
Dividends to common stockholders ($0.80 per share)	—	—	—	—	—	(29,794)	—	(29,794)	—	(29,794)
Dividends to preferred stockholders ($1.875 per share)	—	—	—	—	—	(5,822)	—	(5,822)	—	(5,822)
Dividends to noncontrolling interest	—	—	—	—	—	—	—	—	(3,487)	(3,487)
OP Units issued to third parties	—	—	—	—	—	—	—	—	506	506
Balances, December 31, 2019	43,806	44	3,105	74,959	433,330	(71,389)	(6,674)	430,270	30,083	460,353
Net loss	—	—	—	—	—	(1,926)	—	(1,926)	(573)	(2,499)
Issuance of shares of common stock, net	4,248	4	—	—	53,273	—	—	53,277	—	53,277
LTIP Units and OP Units redeemed for common stock	1,407	1	—	—	18,186	—	—	18,187	(18,187)	—
Change in fair value of interest rate swap agreements	—	—	—	—	—	—	(11,545)	(11,545)	—	(11,545)
Stock-based compensation expense	—	—	—	—	—	—	—	—	5,319	5,319
Dividends to common stockholders ($0.80 per share)	—	—	—	—	—	(37,636)	—	(37,636)	—	(37,636)
Dividends to preferred stockholders ($1.875 per share)	—	—	—	—	—	(5,822)	—	(5,822)	—	(5,822)
Dividends to noncontrolling interest	—	—	—	—	—	—	—	—	(3,687)	(3,687)
Balances, December 31, 2020	49,461	49	3,105	74,959	504,789	(116,773)	(18,219)	444,805	12,955	457,760
Net income	—	—	—	—	—	17,622	—	17,622	720	18,342
Issuance of shares of common stock, net	15,350	16	—	—	205,586	—	—	205,602	—	205,602
LTIP Units and OP Units redeemed for common stock	69	—	—	—	1,039	—	—	1,039	(1,039)	—
Change in fair value of interest rate swap agreements	—	—	—	—	—	—	11,583	11,583	—	11,583
Stock-based compensation expense	—	—	—	—	—	—	—	—	5,810	5,810
Dividends to common stockholders ($0.82 per share)	—	—	—	—	—	(52,044)	—	(52,044)	—	(52,044)
Dividends to preferred stockholders ($1.875 per share)	—	—	—	—	—	(5,822)	—	(5,822)	—	(5,822)
Dividends to noncontrolling interest	—	—	—	—	—	—	—	—	(3,654)	(3,654)
Balances, December 31, 2021	64,880	$65	3,105	$74,959	$711,414	$(157,017)	$(6,636)	$622,785	$14,792	$637,577

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL MEDICAL REIT INC.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2021	2020	2019
Operating activities
Net income (loss)	$18,342	$(2,499)	$9,588
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation expense	33,825	26,747	19,066
Amortization of acquired lease intangible assets	12,963	9,567	5,569
Amortization of above market leases, net	520	504	881
Amortization of debt issuance costs and other	1,982	1,450	1,312
Stock-based compensation expense	5,810	5,319	3,336
Capitalized preacquisition costs charged to expense	168	131	231
Noncash lease expense	—	—	111
Reserve for uncollectible receivables, net	183	963	—
Gain on sale of investment property	(1,069)	—	—
Other	62	(16)	105
Changes in operating assets and liabilities:
Tenant receivables	(657)	(1,602)	(2,142)
Deferred assets	(5,298)	(5,761)	(5,160)
Other assets and liabilities	12	(247)	(110)
Accounts payable and accrued expenses	1,924	1,562	857
Security deposits	200	129	2,199
Accrued management fees due to related party	—	(1,727)	584
Net cash provided by operating activities	68,967	34,520	36,427

Investing activities
Purchase of land, buildings, and other tangible and intangible assets and liabilities	(192,255)	(217,675)	(254,985)
Internalization - cash paid for acquisition of former advisor, net of cash acquired of $559	—	(5,093)	—
Net proceeds from sale of investment property	5,479	—	—
Escrow deposits for purchase of properties	1,576	180	(1,372)
Loans (made to) repayments received from related parties	(60)	28	(16)
Capital expenditures on existing real estate investments	(9,405)	(1,112)	(1,824)
Net cash used in investing activities	(194,665)	(223,672)	(258,197)

Financing activities
Net proceeds received from common equity offerings	205,522	53,088	189,498
Escrow deposits required by third party lenders	(2,716)	(1,539)	(293)
Proceeds from notes payable	—	14,800	—
Repayment of notes payable	(8,003)	(419)	(136)
Proceeds from Credit Facility	221,600	238,400	244,250
Repayment of Credit Facility	(224,200)	(64,550)	(173,175)
Payment of debt issuance costs	(6,177)	(1,294)	(1,039)
Dividends paid to common stockholders, and OP Unit and LTIP Unit holders	(52,500)	(39,944)	(29,171)
Dividends paid to preferred stockholders	(5,822)	(5,822)	(5,822)
Net cash provided by financing activities	127,704	192,720	224,112
Net increase in cash and cash equivalents and restricted cash	2,006	3,568	2,342
Cash and cash equivalents and restricted cash—beginning of period	10,753	7,185	4,843
Cash and cash equivalents and restricted cash—end of period	$12,759	$10,753	$7,185

Supplemental cash flow information:
Cash payments for interest	$17,707	$16,907	$16,282

Noncash financing and investing activities:
Accrued dividends payable	$15,668	$12,470	$11,091
Interest rate swap agreements fair value change recognized in other comprehensive income (loss)	$(11,583)	$11,545	$2,953
OP Units and LTIP Units redeemed for common stock	$1,039	$18,187	$1,081
CMBS loan assumed in connection with a facility acquisition	$—	$12,074	$—
Accrued common stock offering costs	$—	$80	$269
OP Units issued for property acquisitions	$—	$—	$506
Accrued capital expenditures included in accounts payable and accrued expenses	$1,220	$698	$276
Initial recognition of lease liability related to right of use asset	$—	$—	$3,143

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL MEDICAL REIT INC.

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share amounts)

Note 1 – Organization

Global Medical REIT Inc. (the “Company”) is a Maryland corporation engaged primarily in the acquisition of purpose-built healthcare facilities and the leasing of those facilities to strong healthcare systems and physician groups with leading market share. The Company holds its facilities and conducts its operations through a Delaware limited partnership subsidiary named Global Medical REIT L.P. (the “Operating Partnership”) and a taxable REIT subsidiary (“TRS”). The Company serves as the sole general partner of the Operating Partnership through a wholly owned subsidiary of the Company named Global Medical REIT GP LLC, a Delaware limited liability company. As of December 31, 2021, the Company was the 94.35% limited partner of the Operating Partnership, with an aggregate of 5.65% of the Operating Partnership owned by holders of long-term incentive plan units (“LTIP Units”) and third-party limited partners who contributed properties or services to the Operating Partnership in exchange for common limited partnership units (“OP Units”). The Company’s common stock is listed on the New York Stock Exchange under the ticker symbol “GMRE.” The Company's Series A Preferred Stock is listed on the New York Stock Exchange under the ticker symbol "GMRE PrA."

Until July 9, 2020, the Company was externally managed and advised by its former advisor. On July 9, 2020, the Company completed its management internalization transaction, whereby the management agreement with the former advisor was terminated, the employees of the former advisor became employees of the Company and the functions previously performed by the former advisor were internalized by the Company. Refer to Note 2 – “Summary of Significant Accounting Policies – Management Internalization Expense” for additional details.

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

Investment in Real Estate

The Company determines when an acquisition meets the definition of a business or alternatively should be accounted for as an asset acquisition in accordance with Accounting Standard Codification ("ASC") Topic 805 "Business Combinations" ("ASC Topic 805"), which requires that, when substantially all of the fair value of an acquisition is concentrated in a single identifiable asset or a group of similar identifiable assets, the asset or group of similar identifiable assets does not meet the definition of a business and therefore is required to be accounted for as an asset acquisition. Transaction costs are capitalized for asset acquisitions and expensed as incurred for business combinations. All of the Company’s facility acquisitions for the years ended December 31, 2021 and 2020 were accounted for as asset acquisitions because substantially all of the fair value of the gross assets the Company acquired were concentrated in a single asset or group of similar identifiable assets.

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

Assets Held for Sale and Sales of Real Estate

The Company classifies a property as held for sale when the criteria are met, in accordance with GAAP. The criteria include (i) management, having the authority to approve action, commits to a plan to sell the property in its present condition, (ii) the sale of the property is at a price reasonable in relation to its current fair value and (iii) the sale is probable and expected to be completed within one year. At that time, the Company presents the assets and obligations associated with the real estate held for sale separately in its Consolidated Balance Sheets and ceases recording depreciation and amortization expense related to that asset.  Real estate held for sale is reported at the lower of its carrying amount or its estimated fair value less estimated costs to sell. None of the Company’s properties were classified as held for sale as of December 31, 2021 or 2020.

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

For sales of real estate (or assets classified as held for sale), the Company evaluates whether the disposition is a strategic shift that will have a major effect on the Company’s operations and financial results. If a disposition represents a strategic shift that will have a major effect on the Company’s operations and financial results, it will be classified as discontinued operations in the Company’s consolidated financial statements for all periods presented.

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

	As of December 31,
	2021	2020
Cash and cash equivalents	$7,213	$5,507
Restricted cash	5,546	5,246
Total cash and cash equivalents and restricted cash	$12,759	$10,753

Tenant Receivables, Net

The tenant receivable balance as of December 31, 2021 and 2020 was $6,070 and $5,596, respectively. The balance as of December 31, 2021 consisted of $1,309 in funds owed from the Company’s tenants for rent that the Company had earned but had not yet received, $1,158 of loans that were made to two of the Company’s tenants, and $3,603 of tenant reimbursements. The balance as of December 31, 2020 consisted of $1,066 in funds owed from the Company’s tenants for rent that the Company had earned but had not yet received, $1,200 of loans that were made to two of the Company’s tenants, and $3,330 of tenant reimbursements.

Receivables arising from operating leases are accounted for in accordance with ASC Topic 842 “Leases” (“ASC Topic 842”). The Company assesses the likelihood of losses resulting from tenant defaults, or the inability of tenants to make contractual rent and tenant recovery payments at each reporting date. The Company also monitors the liquidity and creditworthiness of its tenants and operators on a continuous basis. If the likelihood of a tenant paying its lease payments is determined to no longer be probable, all tenant receivables, including deferred rent, are written off against revenue and any future revenue for that tenant is recognized only upon receipt of cash. In addition, as of December 31, 2021 and 2020, the Company had a portfolio level reserve of $350 and $450, respectively, on those leases that were probable of collection to ensure that the tenant lease receivables were not overstated.

Escrow Deposits

The escrow balance as of December 31, 2021 and 2020 was $5,957 and $4,817, respectively. Escrow deposits include funds held in escrow to be used for the acquisition of properties in the future and for the payment of taxes, insurance, and other amounts as stipulated by the Company’s Cantor Loan, as hereinafter defined.

Deferred Assets

The deferred assets balance as of December 31, 2021 and 2020 was $25,417 and $20,272, respectively. The balance as of December 31, 2021 consisted of $25,356 in deferred rent receivables resulting from the recognition of revenue from leases with fixed annual rental escalations on a straight-line basis and $61 of other deferred costs. The balance as of December 31, 2020 consisted of $20,192 in deferred rent receivables resulting from the recognition of revenue from leases with fixed annual rental escalations on a straight-line basis and $80 of other deferred costs.

Other Assets

The other assets balance as of December 31, 2021 and 2020 was $6,232 and $5,019, respectively. The balance as of December 31, 2021 consisted of $3,809 for right of use assets, $257 in preacquisition and other capitalized costs related to our properties, $1,916 in prepaid assets, and $250 for net capitalized software costs and miscellaneous assets. The balance as of December 31, 2020 consisted of $3,598 for right of use assets, $484 in capitalized preacquisition costs, $588 in prepaid assets, and $349 for net capitalized software costs and miscellaneous assets. Refer to Note 8 – “Leases” for additional details on right of use assets.

Derivative Instruments - Interest Rate Swaps

As of December 31, 2021 and 2020, the Company's net liability balance related to interest rate swap derivative instruments that were designated as cash flow hedges of interest rate risk was $6,554 and $18,086, respectively. In accordance with the Company’s risk management strategy, the purpose of the interest rate swaps is to manage interest rate risk for certain of the Company’s variable-rate debt. The interest rate swaps involve the Company’s receipt of variable-rate amounts from the counterparties in exchange for the Company making fixed-rate payments over the life of the agreements. The Company accounts for derivative instruments in accordance with the provisions of ASC Topic 815, “Derivatives and Hedging.” Refer to Note 4 – “Credit Facility, Notes Payable and Derivative Instruments” for additional details.

Other Liabilities

The other liabilities balance as of December 31, 2021 and 2020 was $7,709 and $6,171, respectively. The balance as of December 31, 2021 consisted of $4,479 for right of use liabilities and $3,230 of prepaid rent. The balance as of December 31, 2020 consisted of $2,957 for right of use liabilities and 3,214 of prepaid rent. Refer to Note 8 – “Leases” for additional details on right of use liabilities.

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

Stock-Based Compensation

The Company grants LTIP Unit awards, including awards that vest over time and awards that vest based on achievement of specified performance criteria, to its employees and its independent directors. The Company accounts for all awards under ASC Topic 718, "Compensation-Stock Compensation." Refer to Note 7 – “Stock Based Compensation” for additional details.

Depreciation and Amortization Expense

Real estate and related assets are stated net of accumulated depreciation. Renovations, replacements and other expenditures that improve or extend the life of assets are capitalized and depreciated over their estimated useful lives. Expenditures for ordinary maintenance and repairs are charged to expense as incurred. Depreciation is computed using the straight-line method over the estimated useful life of the buildings, which are generally between 23 and 50 years, tenant improvements, which are generally between one and 19 years, and site improvements, which are generally between three and 14 years. Values assigned to in-place lease and leasing costs intangible assets are charged as amortization expense using the straight-line method over the remaining term of the respective leases.

Management Internalization Expense

As described in Note 1 – “Organization,” on July 9, 2020 the Company completed its management internalization transaction. The total amount of consideration for the internalization transaction, after a working capital adjustment, was $17,746.

In accordance with ASC Topic 805, the portion of the consideration paid for the management internalization transaction that was attributed to the settlement of a preexisting contractual relationship (the management agreement) of $12,094 was recognized as “Management Internalization Expense” in the accompanying Consolidated Statements of Operations for the year ended December 31, 2020 and the $5,903 of excess consideration paid over the fair value of underlying identifiable net liabilities of the business acquired of $251 was recorded as “Goodwill” in the accompanying Consolidated Balance Sheets. The Company also incurred $1,911 of expense related to the management internalization transaction for the year ended December 31, 2020, which is also included in the “Management Internalization Expense” line item. The Company’s Consolidated Statement of Operations for the year ended December 31, 2020, includes no revenue and $3,458 of net loss related to the operations of the business acquired subsequent to its acquisition.

The accompanying Consolidated Statements of Operations for the year ended December 31, 2021 includes the operations of the business acquired for the full year. The table below presents the unaudited revenue and net income attributable to common stockholders on a pro forma basis as if the transaction occurred on January 1, 2019. The pro forma results are not necessarily indicative of the results that would have occurred if the business combination had occurred on the first day of the period presented, nor does the pro forma information purport to represent the results of operations for future periods.

	Year Ended December 31,
	2020	2019

	(unaudited, in thousands)

Pro forma total revenue	$93,730	$70,726
Pro forma net income attributable to common stockholders	$5,524	$4,500

Goodwill

As of December 31, 2021 and 2020, the Company’s goodwill balance was $5,903. Goodwill represents the excess of consideration paid over the fair value of underlying identifiable net assets of businesses acquired. The Company’s goodwill balance was derived from the management internalization transaction. Goodwill has an indefinite life and is not amortized, but is tested for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company’s policy is to perform its annual goodwill impairment evaluation as of the first day of the fourth quarter of its fiscal year. The Company has one reporting unit.

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

The Company performed a qualitative analysis during the fourth quarter of the fiscal year and determined that it was more likely than not that the fair value of the reporting unit was in excess of the reporting units carrying value, and as a result, a quantitative step one analysis was not necessary.

The following table summarizes the consideration paid in 2020, the fair value of the assets and liabilities assumed, and the resulting Goodwill balance:

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

Income Taxes

The Company elected to be taxed as a REIT for U.S. federal income tax purposes commencing with its taxable year ended December 31, 2016. A REIT is generally not subject to U.S. federal income taxes if it can meet many specific requirements. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to U.S. federal and state income tax (including for 2017 and prior taxable years only, any applicable alternative minimum tax) on its taxable income at regular corporate tax rates, and the Company could not re-elect REIT status until the fifth calendar year after the year in which the failure occurred. Even if the Company continues to qualify as a REIT, it may be subject to certain state or local income taxes, and the Company’s TRS will be subject to U.S. federal, state, and local taxes on its income at regular corporate rates. The Company recognizes the tax effects of uncertain tax positions only if the position is more likely than not to be sustained upon audit, based on the technical merits of the position. The Company has not identified any material uncertain tax positions and recognizes interest and penalties in income tax expense, if applicable. The Company is currently not under examination by any income tax jurisdiction.

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

Recent Accounting Pronouncements

Reference Rate Reform

Accounting Standards Update (“ASU”) 2020-04, Reference Rate Reform (Topic 848) (“ASU 2020-04”) contains practical expedients for reference rate reform-related activities that impact debt, leases, derivatives, and other contracts. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. As of December 31, 2021, the Company had elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. The Company continues to evaluate the impact of the guidance and may apply other elections as applicable as additional changes in the market occur.

Note 3 – Property Portfolio

Summary of Properties Acquired During the Year Ended December 31, 2021

During the year ended December 31, 2021 the Company completed 20 acquisitions. For each acquisition, substantially all of the fair value was concentrated in a single identifiable asset or group of similar identifiable assets and, therefore, each acquisition represents an asset acquisition. Accordingly, transaction costs for these acquisitions were capitalized.

A rollforward of the gross investment in land, building, improvements, and acquired lease intangible assets as of December 31, 2021 resulting from these acquisitions is as follows:

				Site	Tenant	Acquired Lease	Gross Investment in
	Land	Building		Improvements	Improvements	Intangible Assets	Real Estate
Balances as of December 31, 2020	$128,857	$851,427		$15,183	$49,204	$98,234	$1,142,905
Facility Acquired – Date Acquired:
El Paso – 1/12/21	899	7,549		71	160	1,338	10,017
Syracuse – 1/15/21	616	4,745		128	136	772	6,397
West El Paso – 1/15/21	851	7,160		144	567	856	9,578
Fort Worth – 3/9/21	1,817	13,020		143	395	2,069	17,444
Port St. Lucie – 4/6/21	590	3,583		70	185	359	4,787
Cape Coral and Fort Myers – 4/13/21	5,623	20,155		480	1,132	4,311	31,701
Dallas – 4/16/21	3,101	2,593		63	469	493	6,719
East Grand Forks – 4/19/21	845	6,248		278	815	2,092	10,278
Coos Bay – 4/21/21	861	5,095		56	50	410	6,472
Caledonia – 6/2/21	582	2,669		66	96	497	3,910
Tallahassee – 6/2/21	782	6,720		137	387	1,218	9,244
Forsyth – 7/28/21	1,554	9,627		348	456	7,439	19,424
North Charleston – 7/29/21	927	4,248		106	801	1,098	7,180
Munster – 9/15/21	780	4,451		161	391	953	6,736
Hialeah – 9/30/21	—	9,633		264	716	1,231	11,844
Athens – 9/30/21	564	4,106		58	63	548	5,339
Lemoyne – 12/3/21	299	3,661		113	359	904	5,336
Athens 200 – 12/13/21	327	1,336		42	134	204	2,043
Mentor – 12/16/21	2,249	6,291		354	253	1,322	10,469
Oklahoma City – 12/20/21	727	5,839		261	495	1,583	8,905
Capitalized costs(1)	—	8,756	(2)	495	1,636	—	10,887
Total Additions:	23,994	137,485		3,838	9,696	29,697	204,710
Disposition of Prescott – 10/13/21	(791)	(3,821)		—	—	—	(4,612)
Balances as of December 31, 2021	$152,060	$985,091		$19,021	$58,900	$127,931	$1,343,003
(1)	Represents capital projects that were completed and placed in service during the year ended December 31, 2021 related to the Company’s existing facilities.
(2)	During the year ended December 31, 2021, the Company completed and funded a $6,814 expansion at its Oklahoma City facility that was acquired in April 2019 with Mercy Rehabilitation Hospital as the tenant.

Depreciation expense was $33,825, $26,747, and $19,066 for the years ended December 31, 2021, 2020, and 2019, respectively.

As of December 31, 2021, the Company had aggregate capital improvement commitments and obligations to improve, expand, and maintain the Company’s existing facilities of approximately $27,760. Many of these amounts are subject to contingencies that make it difficult to predict when they will be utilized, if at all. In accordance with the terms of the Company’s leases, capital improvement obligations in the next twelve months could total up to approximately $23,980.

The following is a summary of the acquisitions completed during the year ended December 31, 2021.

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

East Grand Forks Facilities

On April 19, 2021, the Company purchased two medical office buildings located in East Grand Forks, Minnesota (the “East Grand Forks Facilities”) for a total purchase price of approximately $9.7 million. Upon closing the Company assumed two existing leases at the East Grand Forks Facilities (the “East Grand Forks Leases”). At acquisition, the East Grand Forks Leases had a weighted-

average remaining term of approximately four years, exclusive of tenant renewal options. The following table presents the details of the tangible and intangible assets acquired and liabilities assumed:

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

Munster Facility

On September 15, 2021, the Company purchased certain condominium units within a medical office building in Munster, Indiana (the “Munster Facility”) for a purchase price of approximately $6.7 million. Upon closing the Company assumed five existing leases with five tenants and entered into three new leases with three existing tenants at the Munster Facility (the “Munster Leases”). At acquisition, the Munster Leases had a weighted-average remaining lease term of approximately seven years, exclusive of tenant renewal options.  The following table presents the details of the tangible and intangible assets acquired and liabilities assumed:

Land and site improvements	$941
Building and tenant improvements	4,842
In-place leases	385
Above-market lease intangibles	292
Leasing costs	276
Below-market lease intangibles	(57)
Total purchase price	$6,679

Hialeah Facility

On September 30, 2021, the Company purchased a medical office building located in Hialeah, Florida (the “Hialeah Facility”) and the seller’s interest, as ground lessee, in an existing ground lease, for a total purchase price of approximately $11.7 million. At acquisition, the ground lease had a remaining term of approximately 39 years. Upon closing the Company assumed 42 existing leases at the Hialeah Facility (the “Hialeah Leases”). At acquisition, the Hialeah Leases had a weighted-average remaining term of approximately 2 years, exclusive of tenant renewal options; however, due to the number of leases at the Hialeah Facility, the weighted-average remaining lease term is not comparative to the weighted-average remaining lease terms of the Company’s single-tenant properties. The following table presents the details of the tangible and intangible assets acquired and liabilities assumed:

Land and site improvements	$264
Building and tenant improvements	10,349
In-place leases	931
Leasing costs	300
Below-market lease intangibles	(150)
Total purchase price	$11,694

Athens Facility

On September 30, 2021, the Company purchased certain condominium units within a medical office building in Athens, Georgia (the “Athens Facility”) for a purchase price of approximately $5.3 million. Upon closing the Company assumed the existing lease at the Athens Facility (the “Athens Lease”). At acquisition, the Athens Lease had a remaining lease term of approximately three years, exclusive of tenant renewal options. The following table presents the details of the tangible and intangible assets acquired and liabilities assumed:

Land and site improvements	$622
Building and tenant improvements	4,169
In-place leases	472
Leasing costs	76
Total purchase price	$5,339

Lemoyne Facilities

On December 3, 2021, the Company purchased certain condominium units within two medical office buildings located in Lemoyne, Pennsylvania (the “Lemoyne Facilities”) for a total purchase price of approximately $5.2 million. Upon closing the Company assumed an existing lease with one tenant and entered into a new lease with one existing tenant at the Lemoyne Facilities (the “Lemoyne Leases”). At acquisition, the Lemoyne Leases had a weighted-average remaining term of approximately 12 years, exclusive of tenant renewal options. The following table presents the details of the tangible and intangible assets acquired and liabilities assumed:

Land and site improvements	$412
Building and tenant improvements	4,020
In-place leases	339
Above-market lease intangibles	267
Leasing costs	298
Below-market lease intangibles	(123)
Total purchase price	$5,213

Athens 200 Facility

On December 13, 2021, the Company purchased certain condominium units within a medical office building in Athens, Georgia (the “Athens 200 Facility”) for a purchase price of approximately $2.0 million. Upon closing the Company assumed the existing lease at the Athens 200 Facility (the “Athens 200 Lease”). At acquisition, the Athens 200 Lease had a remaining lease term of approximately two years, exclusive of tenant renewal options. The following table presents the details of the tangible and intangible assets acquired and liabilities assumed:

Land and site improvements	$369
Building and tenant improvements	1,470
In-place leases	180
Leasing costs	24
Total purchase price	$2,043

Mentor Facility

On December 16, 2021, the Company purchased a medical office building located in Mentor, Ohio (the “Mentor Facility”) for a total purchase price of approximately $10.3 million. Upon closing the Company assumed 12 existing leases at the Mentor Facility (the “Mentor Leases”). At acquisition, the Mentor Leases had a weighted-average remaining term of approximately four years, exclusive of tenant renewal options. The following table presents the details of the tangible and intangible assets acquired and liabilities assumed:

Land and site improvements	$2,603
Building and tenant improvements	6,544
In-place leases	1,140
Leasing costs	182
Below-market lease intangibles	(172)
Total purchase price	$10,297

Oklahoma City Facility

On December 20, 2021, the Company purchased a medical office building located in Oklahoma City, Oklahoma (the “Oklahoma City Facility”) for a total purchase price of approximately $8.9 million. Upon closing the Company assumed three existing leases with three tenants and entered into a new master lease with one tenant at the Oklahoma City Facility (the “Oklahoma City Leases”). At acquisition, the Oklahoma City Leases had a weighted-average remaining term of approximately six and a half years, exclusive of tenant renewal options. The following table presents the details of the tangible and intangible assets acquired and liabilities assumed:

Land and site improvements	$988
Building and tenant improvements	6,334
In-place leases	900
Above-market lease intangibles	334
Leasing costs	349
Total purchase price	$8,905

Property Under Contract for Sale

On October 5, 2021, the Company entered into an agreement to sell a medical office building located in Belpre, Ohio for gross proceeds of approximately $44.6 million. The property had a net book value of approximately $29.5 million as of December 31, 2021.  The transaction is expected to be completed no earlier than June 2022. The buyer is currently in the due diligence period and the transaction is subject to various closing contingencies. Accordingly, the transaction may not close on a timely basis or the buyer may terminate the purchase agreement and not close the transaction. As of December 31, 2021 the transaction did not meet the criteria to be classified as held for sale. The Company acquired the facility as part of a portfolio of four medical office buildings in April 2018.

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

A rollforward of the gross investment in land, building, improvements, and acquired lease intangible assets as of December 31, 2020 resulting from these acquisitions is as follows:

			Site	Tenant	Acquired Lease	Gross Investment in
	Land	Building	Improvements	Improvements	Intangible Assets	Real Estate
Balances as of December 31, 2019	$95,381	$693,533	$9,912	$33,909	$72,794	$905,529
Facility Acquired – Date Acquired:
High Point – 2/13/20	1,749	20,367	440	869	1,656	25,081
Clinton – 2/27/20	664	6,551	342	1,578	2,484	11,619
West Allis – 3/4/20	974	7,687	137	98	461	9,357
Grand Rapids – 3/20/20	2,951	17,341	470	450	1,582	22,794
Dumfries – 4/27/20	2,597	10,047	289	4,815	4,292	22,040
Centerville – 7/16/20	—	4,202	160	208	501	5,071
Fairfax – 7/17/20	6,731	6,642	381	2,979	3,012	19,745
Rosedale – 7/31/20	2,856	16,204	567	1,443	2,821	23,891
Lancaster – 9/18/20	696	4,269	110	116	1,114	6,305
Winston-Salem – 9/30/20	1,524	6,407	254	307	748	9,240
Decatur and Jackson – 10/20/20	2,237	7,140	284	296	955	10,912
Sheboygan and Plymouth – 10/27/20	1,088	11,212	253	225	1,046	13,824
Spring Hill and Hudson – 11/18/20	3,473	12,520	420	435	1,370	18,218
Cape Girardeau – 11/23/20	1,150	4,601	73	264	1,262	7,350
Yuma – 12/1/20	1,041	4,715	309	274	640	6,979
Las Vegas – 12/14/20	311	6,813	—	—	—	7,124
Pensacola – 12/29/20	1,786	5,742	332	411	781	9,052
Venice – 12/30/20	1,648	4,204	247	333	543	6,975
Capitalized costs(1)	—	1,230	203	194	172	1,799
Total Additions:	33,476	157,894	5,271	15,295	25,440	237,376
Balances as of December 31, 2020	$128,857	$851,427	$15,183	$49,204	$98,234	$1,142,905
(3)	Represents capital projects that were completed and placed in service during the year ended December 31, 2020 related to the Company’s existing facilities.

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

Lease Intangible Assets and Liabilities

The following is a summary of the carrying amount of lease intangible assets and liabilities as of December 31, 2021 and 2020:

	As of December 31, 2021
		Accumulated
	Cost	Amortization	Net
Assets
In-place leases	$70,527	$(23,638)	$46,889
Above market leases	22,615	(6,407)	16,208
Leasing costs	34,789	(10,201)	24,588
	$127,931	$(40,246)	$87,685
Liability
Below market leases	$11,842	$(3,714)	$8,128

	As of December 31, 2020
		Accumulated
	Cost	Amortization	Net
Assets
In-place leases	$55,561	$(14,592)	$40,969
Above market leases	14,972	(4,023)	10,949
Leasing costs	27,701	(6,284)	21,417
	$98,234	$(24,899)	$73,335
Liability
Below market leases	$10,072	$(1,850)	$8,222

The following is a summary of the acquired lease intangible amortization:

	Year Ended December 31,
	2021	2020	2019
Amortization expense related to in-place leases	$9,046	$6,741	$3,814
Amortization expense related to leasing costs	$3,917	$2,826	$1,755
Decrease in rental revenue related to above market leases	$2,384	$1,657	$1,270
Increase in rental revenue related to below market leases	$(1,864)	$(1,153)	$(389)

Future aggregate net amortization of the acquired lease intangible assets and liabilities as of December 31, 2021, is as follows:

	Net Decrease	Net Increase
	in Revenue	in Expenses
2022	$(847)	$14,695
2023	(887)	13,713
2024	(726)	11,596
2025	(1,116)	8,082
2026	(1,180)	6,653
Thereafter	(3,324)	16,738
Total	$(8,080)	$71,477

For the year ended December 31, 2021, the weighted average amortization period for asset lease intangibles and liability lease intangibles are 5.0 years and 4.0 years, respectively.

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

The Operating Partnership is subject to a number of financial covenants under the Credit Facility, including, among other things, the following as of the end of each fiscal quarter, (i) a maximum consolidated unsecured leverage ratio of less than 60%, (ii) a maximum consolidated secured leverage ratio of less than 30%, (iii) a maximum consolidated secured recourse leverage ratio of less than 10%, (iv) a minimum fixed charge coverage ratio of 1.50:1.00, (v) a minimum unsecured interest coverage ratio of 1.50:1.00, (vi) a maximum consolidated leverage ratio of less than 60%, and (vii) a minimum net worth of $345 million plus 75% of all net proceeds raised through equity offerings subsequent to December 31, 2020. As of February 25, 2022, management believed it complied with all of the financial and non-financial covenants contained in the Credit Facility.

The Company has entered into interest rate swaps to hedge its interest rate risk on the Term Loan. For additional information related to the interest rate swaps, see the “Derivative Instruments - Interest Rate Swaps” section herein.

During the year ended December 31, 2021, the Company borrowed $221,600 under the Credit Facility and repaid $224,200, for a net amount repaid of $2,600. During the year ended December 31, 2020, the Company borrowed $238,400 under the Credit Facility and repaid $64,550, for a net amount borrowed of $173,850. Interest expense incurred on the Credit Facility was $14,705, $14,669, and $14,237 for the years ended December 31, 2021, 2020, and 2019,  respectively.

As of December 2021 and 2020, the Company had the following outstanding borrowings under the Credit Facility:

	December 31, 2021	December 31, 2020
Revolver	$172,600	$175,200
Term Loan	350,000	350,000
Less: Unamortized debt issuance costs	(8,033)	(3,559)
Credit Facility, net	$514,567	$521,641

Costs incurred related to the Credit Facility, net of accumulated amortization, are netted against the Company’s “Credit Facility, net of unamortized debt issuance costs” balance in the accompanying Consolidated Balance Sheets. The Company paid $6,177 and $952 during the years ended December 31, 2021 and 2020, respectively, related to amendments and modifications to the Credit Facility as well as fees related to adding properties to the borrowing base. The amount paid during the year ended December 31, 2021 primarily related to costs incurred in connection with the amendment and restatement of the Credit Facility on May 3, 2021. Amortization expense incurred was $1,703, $1,225, and $1,129 for the years ended December 31, 2021, 2020, and 2019, respectively, and is included in the “Interest Expense” line item in the accompanying Consolidated Statements of Operations.

Reference Rate Reform

On March 5, 2021, the Financial Conduct Authority (“FCA”) announced that USD LIBOR will no longer be published after June 30, 2023. This announcement has several implications, including setting the spread that may be used to automatically convert contracts from LIBOR to the Secured Overnight Financing Rate ("SOFR").  Additionally, as of December 31, 2021, banks are expected to no longer issue any new LIBOR debt.

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

While the Company expects LIBOR to be available in substantially its current form until at least June 30, 2023, it is possible that LIBOR will become unavailable prior to that point. This could result, for example, if sufficient banks decline to make submissions to the LIBOR administrator. In that case, the risks associated with the transition to an alternative reference rate would be accelerated and magnified.

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

Notes Payable, Net of Debt Issuance Costs

The Company’s notes payable, net, includes four loans: (1) the Rosedale Loan, (2) the Dumfries Loan, (3) the Cantor Loan, and (4) the West Mifflin Loan, described in detail herein. The following table sets forth the balances of these loans as of December 31, 2021 and 2020.

	December 31, 2021	December 31, 2020
Notes payable, gross	$66,349	$66,349
Unamortized debt issuance costs	(607)	(835)
Cumulative principal repayments	(8,580)	(577)
Notes payable, net	$57,162	$64,937

In connection with the aforementioned loans, the Company paid no debt issuance and related costs during the year ended December 31, 2021 and paid $342 in debt issuance and related costs during the year ended December 31, 2020. No debt issuance and related costs were paid during the year ended December 31, 2019. Amortization expense incurred related to the debt issuance costs was $228, $174, and $132, for the years ended December 31, 2021, 2020, and 2019, respectively, and is included in the “Interest Expense” line item in the accompanying Consolidated Statements of Operations.

Rosedale Loan

On July 31, 2020, in connection with its acquisition of the Rosedale Facilities, the Company, through certain of its wholly owned subsidiaries, as borrowers, entered into a loan with FVCbank with a principal balance of $14,800 (“the Rosedale Loan”). The Rosedale Loan has an annual interest rate of 3.85% and matures on July 31, 2025 with principal and interest payable monthly based on a 25-year amortization schedule. The Company, at its option, may prepay the loan, subject to a prepayment fee.

The Company made principal payments of $361 and $109 during the years ended December 31, 2021 and 2020, respectively. The loan balance as of December 31, 2021 and 2020 was $14,330 and $14,691, respectively. Interest expense incurred on this loan was $566 and $249 for the years ended December 31, 2021 and 2020, respectively.

As of December 31, 2021, scheduled principal payments due for each year ended December 31 were as follows:

2022	$376
2023	391
2024	405
2025	13,158
Total	$14,330

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

The Company made principal payments of $275 and $175 during the years ended December 31, 2021 and 2020, respectively. The loan balance as of  December 31, 2021 and 2020 was $11,624 and $11,899, respectively. Interest expense incurred on this loan was $550 and $383 for years ended December 31, 2021 and 2020, respectively.

As of December 31, 2021, scheduled principal payments due for each year ended December 31 were as follows:

2022	$288
2023	302
2024	11,034
Total	$11,624

Cantor Loan

On March 31, 2016, through certain of its wholly owned subsidiaries (the “GMR Loan Subsidiaries”), the Company entered into a $32,097 CMBS loan (the “Cantor Loan”). The Cantor Loan has a maturity date of April 6, 2026 and an annual interest rate of 5.22%. The Cantor Loan required interest-only payments through March 31, 2021 and thereafter principal and interest based on a 30-year amortization schedule. Prepayment can only occur within four months prior to the maturity date, subject to earlier defeasance. The Cantor Loan is secured by the assets of the GMR Loan Subsidiaries.

The Company made principal payments of $282 during the year ended December 31, 2021. The loan balance as of December 31, 2021  and 2020 was $31,815 and $32,097, respectively. Interest expense incurred on this note was $1,695, $1,703, and $1,699 for the years ended December 31, 2021, 2020, and 2019, respectively.

As of December 31, 2021, scheduled principal payments due for each fiscal year ended December 31 are as follows:

2022	447
2023	471
2024	492
2025	523
2026	551
Thereafter	29,331
Total	$31,815

West Mifflin Loan

On September 25, 2015, the Company, through a wholly owned subsidiary, as borrower, entered into a $7,378 term loan with Capital One. On September 25, 2020, the Company and Capital One amended the terms of the loan to extend the maturity date to September 25, 2021 and increase the interest rate to 4.25% per annum.

The Company made principal payments of $7,085 and $293 during the years ended December 31, 2021 and 2020. The loan was paid in full as of December 31, 2021. The loan balance as of December 31, 2020 was $7,085. Interest expense incurred on this note was $249, $277, and $274 for the years ended December 31, 2021, 2020, and 2019, respectively.

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

The fair value of the Company’s interest rate swaps was a net liability of $6,554 and $18,086 as of December 31, 2021 and 2020, respectively. The gross balances are included in the “Derivative Asset” and “Derivative Liability” line items on the Company’s Consolidated Balance Sheets as of December 31, 2021 and 2020, respectively.

The table below details the components of the income (loss) presented on the accompanying Consolidated Statements of Comprehensive Income (Loss) recognized on the Company’s interest rate swap agreements designated as cash flow hedges for the years ended December 31, 2021, 2020, and 2019.

	Years Ended December 31,
	2021	2020	2019

Amount of (gain) loss recognized in other comprehensive income (loss)	$(5,220)	$16,451	$3,922
Amount of loss reclassified from accumulated other comprehensive loss into interest expense	(6,363)	(4,906)	(969)
Total change in accumulated other comprehensive loss	$(11,583)	$11,545	$2,953

During the next twelve months, the Company estimates that an additional $5,036 will be reclassified as an increase to interest expense. Additionally, during the years ended December 31, 2021,  2020, and 2019, the Company recorded total interest expense in its Consolidated Statements of Operations of $19,696, $18,680, $17,472, respectively.

Weighted-Average Interest Rate and Term

The weighted average interest rate and term of the Company’s debt was 2.87% and 4.28 years, respectively, at December 31, 2021, compared to 3.17% and 2.79 years, respectively, as of December 31, 2020.

Note 5 –Equity

Preferred Stock

The Company’s charter authorizes the issuance of 10,000 shares of preferred stock, par value $0.001 per share. As of December 31, 2021 and 2020, there were 3,105 shares of Series A Cumulative Redeemable Preferred Stock (“Series A Preferred Stock”), issued and outstanding. The Series A Preferred Stock has a liquidation preference of $25 per share and is redeemable by the Company beginning in September 2022.

Preferred stock dividend activity for the years ended December 31, 2021 and 2020 is summarized in the following table:

		Applicable		Quarterly		Dividends
Date Announced	Record Date	Quarter	Payment Date	Dividend		per Share

December 13, 2019	January 15, 2020	Q4 2019	January 31, 2020	$1,455		$0.46875
March 4, 2020	April 15, 2020	Q1 2020	April 30, 2020	$1,455		$0.46875
June 12, 2020	July 15, 2020	Q2 2020	July 31, 2020	$1,455		$0.46875
September 3, 2020	October 15, 2020	Q3 2020	October 31, 2020	$1,455		$0.46875
December 16, 2020	January 15, 2021	Q4 2020	February 1, 2021	$1,455		$0.46875
March 3, 2021	April 15, 2021	Q1 2021	April 30, 2021	$1,455		$0.46875
June 10, 2021	July 15, 2021	Q2 2021	August 2, 2021	$1,455		$0.46875
September 10, 2021	October 15, 2021	Q3 2021	November 1, 2021	$1,455		$0.46875
December 10, 2021	January 15, 2022	Q4 2021	January 31, 2022	$1,455	(1)	$0.46875
(1)	Two months of this amount, equal to $970, was accrued at December 31, 2021.

The holders of the Series A Preferred Stock are entitled to receive dividend payments only when, as and if declared by the Board (or a duly authorized committee of the Board). Dividends will accrue or be payable in cash from the original issue date, on a cumulative basis, quarterly in arrears on each dividend payment date at a fixed rate per annum equal to 7.50% of the liquidation preference of $25 per share (equivalent to $1.875 per share on an annual basis). Dividends on the Series A Preferred Stock will be cumulative and will accrue whether or not (i) funds are legally available for the payment of those dividends, (ii) the Company has earnings or (iii) those dividends are declared by the Board. The quarterly dividend payment dates on the Series A Preferred Stock are January 31, April 30, July 31 and October 31 of each year, which commenced on October 31, 2017. During each of the years ended December 31, 2021 and 2020, the Company paid preferred dividends of $5,822.

Common Stock

The Company has 500,000 of authorized shares of common stock, $0.001 par value. As of December 31, 2021 and 2020, there were 64,880 and 49,461 outstanding shares of common stock, respectively.

Common stock dividend activity for the years ended December 31, 2021 and 2020 is summarized in the following table:

		Applicable		Dividend	Dividends
Date Announced	Record Date	Quarter	Payment Date	Amount(1)	per Share

December 13, 2019	December 26, 2019	Q4 2019	January 9, 2020	$9,541	$0.20
March 4, 2020	March 25, 2020	Q1 2020	April 9, 2020	$9,610	$0.20
June 12, 2020	June 25, 2020	Q2 2020	July 9, 2020	$9,861	$0.20
September 3, 2020	September 24, 2020	Q3 2020	October 8, 2020	$10,357	$0.20
December 16, 2020	December 28, 2020	Q4 2020	January 11, 2021	$10,573	$0.20
March 3, 2021	March 24, 2021	Q1 2021	April 8, 2021	$13,260	$0.205
June 10, 2021	June 24, 2021	Q2 2021	July 8, 2021	$13,964	$0.205
September 10, 2021	September 24, 2021	Q3 2021	October 8, 2021	$13,961	$0.205
December 10, 2021	December 27, 2021	Q4 2021	January 10, 2022	$14,055	$0.205
(1)	Includes dividends on granted LTIP Units and OP Units issued to third parties.

During the years ended December 31, 2021 and 2020, the Company paid total dividends on its common stock, LTIP Units, and OP Units in the aggregate amount of $52,500 and $39,944, respectively.

As of December 31, 2021 and 2020, the Company had accrued dividend balances of $643 and $927 for dividends payable on the aggregate annual and long-term LTIP Units that are subject to retroactive receipt of dividends on the amount of LTIP Units ultimately earned. During the year ended December 31, 2021, $458 of dividends were accrued and $742 of dividends were paid related to these units. During the year ended December 31, 2020, $922 of dividends were accrued and $575 of dividends were paid related to these units.

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

In August 2020, the Company and the Operating Partnership entered into a Sales Agreement with certain sales agents, pursuant to which the Company may offer and sell, from time to time, up to $150 million of its common stock (the “2020 ATM Program”). During the year ended December 31, 2021, the Company generated net proceeds of $96,449 through equity issuances of 6,726 shares of the Company’s common stock at an average offering price of $14.56 per share through the 2020 ATM Program. During the year ended December 31, 2020, the Company issued 4,248 shares of its common stock at an average offering price of $12.84 per share pursuant to the 2020 ATM Program and the Company’s prior ATM program, generating net proceeds of $53,717.

OP Units

During the year ended December 31, 2021, three OP Unit holders redeemed an aggregate of 62 OP Units for shares of the Company’s common stock with an aggregate redemption value of $919. During the year ended December 31, 2020, four OP Unit holders redeemed an aggregate of 1,379 OP Units for shares of the Company’s common stock with an aggregate redemption value of $17,882.

As of December 31, 2021 and 2020, there were 1,702 and 1,764 OP Units issued and outstanding, respectively, with an aggregate value of $9,080 and $9,999, respectively. The OP Unit value at issuance and redemption is based on the Company’s closing share price on the date of the respective transaction and is included as a component of noncontrolling interest equity in the Company’s Consolidated Balance Sheets as of December 31, 2021 and 2020. The Company has sufficient shares of common stock authorized pursuant to its charter to cover the redemption of outstanding OP Units.

Note 6 – Related Party Transactions

Management Agreement and Management Fees

On July 9, 2020, the Company completed the management internalization transaction. Prior to the completion of this transaction, the Company was subject to a management agreement dated July 1, 2016, by and between the Company and the former advisor. As a result of the completion of the management internalization transaction, for the year ended December 31, 2021, no management fees were incurred and expensed by the Company. For the years ended December 31, 2020 (prior to the completion of the management internalization transaction), and 2019, management fees of $4,024, and $6,266, respectively, were incurred and expensed by the Company. No incentive management fee was incurred by the Company during the years ended December 31, 2021, 2020, and 2019.

Related Party Balances

The due from related parties balance as of December 31, 2021 and 2020 was $163 and $103, respectively. These balances primarily consist of taxes paid on behalf of LTIP Unit and OP Unit holders that are reimbursable to the Company. The Company had no amounts due to related parties as of December 31, 2021 and 2020.

Note 7 – Stock-Based Compensation

2016 Equity Incentive Plan

The 2016 Equity Incentive Plan, as amended (the “Plan”), is intended to assist the Company and its affiliates in recruiting and retaining employees of the Company, members of the Board, executive officers of the Company, and individuals who provide services to the Company and its affiliates.

The Plan is intended to permit the grant of both qualifying and non-qualified options and the grant of stock appreciation rights, restricted stock, unrestricted stock, awards of restricted stock units, performance awards and other equity-based awards (including LTIP Units). On May 26, 2021, the Company’s stockholders approved an amendment to the Plan to increase the number of authorized shares available for issuance under the Plan by 1,500 shares. Based on the grants outstanding as of December 31, 2021, there were 1,469 shares of common stock that remain available to be granted under the Plan. Units subject to awards under the Plan that are forfeited, cancelled, lapsed, or otherwise expired (excluding shares withheld to satisfy exercise prices or tax withholding obligations) are available for grant.

Time-Based Grants

During the year ended December 31, 2021, pursuant to the recommendation of the Compensation Committee of the Board (the “Compensation Committee”), the Board approved the following LTIP Unit activity:

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

During the year ended December 31, 2021, there were 17 time-based LTIP Units forfeited and seven LTIP units redeemed for the Company’s common stock. A detail of the Company’s outstanding time-based LTIP Units as of December 31, 2021 is as follows:

Vested units	1,445
Unvested units	738
LTIP Units outstanding as of December 31, 2021	2,183

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

During the year ended December 31, 2021 there were eight performance-based LTIP awards forfeited. A detail of the Company’s Long-Term Awards under the 2019 and 2020 programs, and the Annual Awards and Long-Term Awards under the 2021 program as of December 31, 2021 is as follows:

2019 Long-Term Awards	82
2020 Long-Term Awards	68
2021 Annual Awards (1)	88
2021 Long-Term Awards (2)	74
Total target performance awards as of December 31, 2021	312
(1)	Approved by the Board on March 2, 2021. The number of target LTIP Units was based on the average closing price of the Company’s common stock reported on the New York Stock Exchange (“NYSE”) over the 15 trading days preceding the grant date.
(2)	Approved by the Board on March 2, 2021. The number of target LTIP Units was based on the fair value of the Long-Term Awards as determined by an independent valuation consultant.

Annual Awards. The Annual Awards are subject to the terms and conditions of LTIP Annual Award Agreements (“LTIP Annual Award Agreements”) between the Company and each grantee.

The Compensation Committee and Board established performance goals for the year ending December 31, 2021, as set forth in the 2021 LTIP Annual Award Agreements (the “Performance Goals”) that will be used to determine the number of LTIP Units earned by each grantee. As of December 31, 2021, management estimated that the Performance Goals would be met at a 105% level and, accordingly, estimated that 105% of the 2021 target Annual Awards were expected to be earned at the end of the performance period, and accordingly, cumulative stock-based compensation expense during the year ended December 31, 2021 reflects management’s estimate that 105% of these awards will be earned. As soon as reasonably practicable following the first anniversary of the Annual Awards grant date, the Compensation Committee and Board will determine the extent to which the Company has achieved each of the Performance Goals (expressed as a percentage) and, based on such determination, will calculate the number of LTIP Units that each grantee is entitled to receive. Each grantee may earn up to 150% of the number of his/her target LTIP Units. Any 2021 Annual Award LTIP Units that are not earned will be forfeited and cancelled.

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

Below are details regarding certain of the assumptions for the Long-Term Awards using Monte Carlo simulations:

	2021 Long-Term	2020 Long-Term	2019 Long-Term
	Awards	Awards	Awards

Fair value	$14.86	$13.47	$10.07
Target awards	76	70	82
Volatility	42.37%	28.75%	31.70%
Risk-free rate	0.26%	0.72%	2.50%
Dividend assumption	reinvested	reinvested	reinvested
Expected term in years	3	3	3

The Company incurred stock compensation expense of $5,810, $5,319, and $3,336, for the years ended December 31, 2021, 2020, and 2019, respectively, related to the grants awarded under the Plan. Compensation expense is included within “General and Administrative” expense in the Company’s Consolidated Statements of Operations.

As of December 31, 2021, total unamortized compensation expense related to these awards of approximately $4.9 million is expected to be recognized over a weighted average remaining period of 1.6 years.

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

The Company recognized $115,804 and $93,518 of rental revenue related to operating lease payments for the years ended December 31, 2021 and 2020, respectively. Of these amounts $6,674 and $4,924, respectively, relate to variable rental revenue.

The aggregate annual cash to be received by the Company on the noncancelable operating leases related to its portfolio as of December 31, 2021 is as follows for the subsequent years ended December 31:

2022	$105,985
2023	103,061
2024	94,320
2025	81,268
2026	73,663
Thereafter	360,131
Total	$818,428

Information as Lessee Under ASC Topic 842

The Company has seven buildings located on land that is subject to operating ground leases with a weighted average remaining term of approximately 40 years. Rental payments on these leases are adjusted periodically based on either the CPI or on a pre-determined schedule. The monthly payments on a pre-determined schedule are recognized on a straight-line basis over the terms of the respective leases. Changes in the CPI are not estimated as part of our measurement of straight-line rental expense. The Company used a weighted average discount rate of approximately 7.5%, which was derived, using a portfolio approach, from our assessment of the credit quality of the Company and adjusted to reflect secured borrowing, estimated yield curves and long-term spread adjustments over appropriate tenors. Some of the Company’s ground leases contain extension options and, where we determined it was reasonably certain that an extension would occur, they were included in our calculation of the right of use asset and liability. The Company recognized approximately $166 and $140 of ground lease expense, of which $122 and $116 was paid in cash, during the years ended December 31, 2021 and 2020, respectively.

The following table sets forth the undiscounted cash flows of our scheduled obligations for future lease payments on operating ground leases at December 31, 2021 and a reconciliation of those cash flows to the operating lease liability at December 31, 2021:

2022	$442
2023	206
2024	162
2025	163
2026	165
Thereafter	6,042
Total	7,180
Discount	(3,950)
Lease liability	$3,230

T

Tenant Concentration

During the year ended December 31, 2021, the Company’s rental revenues were derived from 189 tenants leasing 105 facilities.  During 2021 there were no tenants with rental revenue that exceeded 10% of the Company’s rental revenue.

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

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to ensure that the information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to management, including the principal executive officer (our Chief Executive Officer) and principal financial officer (our Chief Financial Officer) as appropriate, to allow timely decisions regarding required disclosures. Our Chief Executive Officer (our “CEO”) and Chief Financial Officer (our “CFO”) evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2021. Based on that evaluation, our CEO and CFO concluded that, as of the end of the period covered by this Report, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of 2021 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Under the supervision of management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal controls over financial reporting were effective as of December 31, 2021.

Deloitte & Touche LLP, an independent registered public accounting firm, audited our consolidated financial statements included in this Annual Report on Form 10-K and our internal control over financial reporting, and that firm’s report on our internal control over financial reporting is set forth below.

March 1, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Global Medical REIT Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Global Medical REIT Inc. and subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2021, of the Company and our report dated March 1, 2022, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP

Mclean, VA

March 1, 2022

ITEM 9B.    Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable.

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

SCHEDULE III

CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION

(dollars and OP Units in thousands)

				Costs Capitalized
				Subsequent to
		Initial Costs		Acquisition		Gross Value at Close of Period
												Life on
												Which
												Depreciation
												in Income
	Encumb-	Land &	Building	Land &	Building	Land &	Building	Total	Acc Depr at	Year Built	Year	Statement is
Description	rances	Improv	& Improv	Improv	& Improv	Improv	& Improv	Assets	12.31.21	/ Renov	Acquired	Computed
Omaha-LTACH		$—	$21,867	$—	$—	$—	$21,867	$21,867	$4,138	2008	2014	(1)
Asheville-ASC		572	1,934	—	—	572	1,934	2,506	353	2002	2014	(1)
Pittsburgh-MOB/ASC		1,287	10,322	—	—	1,287	10,322	11,609	1,617	2006	2015	(1)
Memphis-MOB/ASC	(4)	2,705	17,451	—	—	2,705	17,451	20,156	2,603	(7)	2015	(1)
Plano-Surgical Hospital	(4)	1,050	16,696	—	—	1,050	16,696	17,746	2,474	2013	2016	(1)
Westland-MOB/ASC	(4)	230	4,520	—	—	230	4,520	4,750	650	2009	2016	(1)
Melbourne-MOB/ Imaging	(4)	1,200	14,250	—	—	1,200	14,250	15,450	2,049	2012	2016	(1)
Reading-MOB/ASC		1,440	7,940	—	—	1,440	7,940	9,380	1,082	1992/2002	2016	(1)
East Orange-MOB		2,150	10,112	—	500	2,150	10,612	12,762	1,335	1996	2016	(1)(2)
Watertown- MOB/ Imaging		1,100	8,002	45	249	1,145	8,251	9,396	1,086	2011/2015	2016	(1)(2)(3)
Sandusky-MOB		791	10,710	—	—	791	10,710	11,501	1,523	(8)	2016/2017	(1)
Carson City-MOB		760	3,268	—	—	760	3,268	4,028	423	1991	2016	(1)
Ellijay-MOB		914	3,337	—	—	914	3,337	4,251	654	2015	2016	(1)(2)(3)
Altoona-IRF		1,184	18,505	—	—	1,184	18,505	19,689	2,654	2000	2016	(1)(2)(3)
Mechanicsburg-IRF		810	21,451	—	—	810	21,451	22,261	3,003	2011	2016	(1)(2)(3)
Mesa-IRF		3,620	16,265	—	—	3,620	16,265	19,885	2,670	2011	2016	(1)(2)(3)
Lewisburg-MOB/ Imaging		681	6,114	—	—	681	6,114	6,795	1,185	2006	2017	(1)(2)(3)
Cape Coral-MOB		353	7,017	—	—	353	7,017	7,370	696	2007	2017	(1)
Las Cruces-MOB (Vacant)		397	4,618	40	32	437	4,650	5,087	655	2012	2017	(1)(2)(3)
Clermont-MOB		145	4,422	—	—	145	4,422	4,567	514	2014	2017	(1)(2)(3)
Oklahoma City-Surgical Hospital/ Physical Therapy/ASC		2,953	38,724	—	—	2,953	38,724	41,677	5,314	2002/2007	2017	(1)(2)(3)
Brockport-MOB		693	7,097	—	—	693	7,097	7,790	1,085	2011	2017	(1)(2)(3)
Flower Mound-ASC		730	3,155	—	—	730	3,155	3,885	483	2014	2017	(1)(2)(3)
Sherman-IRF/ LTACH		1,601	25,011	—	2,447	1,601	27,458	29,059	3,115	2009	2017	(1)(2)

Lubbock-MOB		1,566	5,725	—	—	1,566	5,725	7,291	994	2004	2017	(1)(2)(3)
Germantown-MOB/ASC		3,050	8,385	—	—	3,050	8,385	11,435	1,504	2002	2017	(1)(2)(3)
Austin-IRF		7,223	29,616	—	—	7,223	29,616	36,839	3,272	2012	2017	(1)(2)(3)
Fort Worth-MOB		1,738	3,726	—	—	1,738	3,726	5,464	540	2016	2017	(1)(2)(3)
Albertville-MOB		1,154	4,444	193	—	1,347	4,444	5,791	971	2007	2017	(1)(2)(3)
Moline-MOB/ASC		854	9,237	—	—	854	9,237	10,091	1,303	2004	2017	(1)(2)(3)
Lee’s Summit-MOB		571	2,929	—	—	571	2,929	3,500	622	2007	2017	(1)(2)(3)
Amarillo-MOB		1,437	7,254	—	—	1,437	7,254	8,691	659	2011	2017	(1)
Wyomissing-MOB		487	5,250	—	—	487	5,250	5,737	467	2004	2017	(1)
Saint George-MOB/ASC		435	5,372	—	76	435	5,448	5,883	540	1997	2017	(1)(2)
Silvis-MOB		249	5,862	—	641	249	6,503	6,752	1,065	1997/2006	2018	(1)(2)(3)
Fremont-MOB		162	8,335	—	—	162	8,335	8,497	773	2018	2018	(1)
Gainesville-MOB/ASC		625	9,885	—	554	625	10,439	11,064	981	2002	2018	(1)(2)
East Dallas-Acute Hospital		6,272	17,012		1,450	6,272	18,462	24,734	2,174	1994	2018	(1)(2)
Orlando-MOB		3,075	11,944	—	95	3,075	12,039	15,114	1,465	2007/2008/ 2009	2018	(1)(2)(3)
Belpre-MOB/ Imaging/ER/ ASC		3,997	53,520	—	—	3,997	53,520	57,517	5,421	2011/ 2013/2014/ 2017	2018	(1)(2)(3)
McAllen-MOB		1,099	4,296	—	—	1,099	4,296	5,395	500	2000	2018	(1)
Derby-ASC		567	2,585	—	55	567	2,640	3,207	377	2005	2018	(1)(2)(3)
Bountiful-MOB		720	4,185	—	65	720	4,250	4,970	361	2004	2018	(1)(2)
Cincinnati-MOB		1,823	1,811	—	—	1,823	1,811	3,634	414	2016	2018	(1)(2)(3)
Melbourne Pine-Cancer Center		732	5,980	—	649	732	6,629	7,361	610	1993	2018	(1)(2)(3)
Southern IL-MOB		1,830	12,660	—	—	1,830	12,660	14,490	1,137	(9)	2018	(1)
Vernon-MOB/ Dialysis/ Administrative		1,166	9,929	—	—	1,166	9,929	11,095	1,021	1993/1999	2018	(1)
Corona-MOB		1,601	14,689	—	—	1,601	14,689	16,290	1,103	2009	2018	(1)
Zachary-LTACH		103	3,745	—	—	103	3,745	3,848	324	2015	2019	(1)(2)(3)
Chandler -MOB/ASC		4,616	11,643	—	31	4,616	11,674	16,290	979	2004/2007/ 2015	2019	(1)(2)
Surprise-IRF		1,966	22,856	3	—	1,969	22,856	24,825	2,132	2015	2019	(1)(2)(3)
South Bend-IRF		1,998	11,882	—	—	1,998	11,882	13,880	1,679	2009	2019	(1)(2)(3)
Las Vegas-IRF		2,723	17,482	—	—	2,723	17,482	20,205	2,183	2007	2019	(1)(2)(3)
Oklahoma Northwest-IRF		2,507	22,545	—	6,814	2,507	29,359	31,866	2,201	2012	2019	(1)(2)(3)
San Marcos-Cancer Center		2,448	7,338	—	—	2,448	7,338	9,786	602	2009	2019	(1)(2)(3)
Lansing-MOB/ASC		1,387	8,348	187	99	1,574	8,447	10,021	941	1997/2000/2002	2019	(1)(2)(3)
Bannockburn-MOB		895	4,700	84	268	979	4,968	5,947	907	1999	2019	(1)(2)(3)
Aurora-Office		1,829	8,049	—	—	1,829	8,049	9,878	788	2015	2019	(1)(2)(3)
Livonia-MOB/Urgent Care		1,181	8,071	—	388	1,181	8,459	9,640	1,192	1995	2019	(1)(2)(3)
Gilbert-MOB/ASC		2,470	2,389	—	—	2,470	2,389	4,859	246	2006	2019	(1)(2)(3)
Morgantown-Office		1,256	5,792	—	—	1,256	5,792	7,048	468	2019	2019	(1)(2)(3)
Beaumont-Surgical Hospital		3,421	25,872	—	—	3,421	25,872	29,293	1,625	2013	2019	(1)(2)(3)
Bastrop-Freestanding ED		2,039	8,712	—	—	2,039	8,712	10,751	610	2012	2019	(1)(2)(3)
Panama City-MOB/ASC		1,779	9,718	—	—	1,779	9,718	11,497	787	2008/2009/ 2019	2019	(1)(2)(3)
Jacksonville-MOB		1,023	7,846	—	—	1,023	7,846	8,869	438	2003/2004	2019	(1)
Greenwood-MOB/ASC		892	4,956	—	—	892	4,956	5,848	396	1986	2019	(1)
Clinton-MOB/ASC		1,006	8,129	—	95	1,006	8,224	9,230	1,389	1964	2020	(1)(2)(3)
High Point-MOB		2,189	21,236	—	—	2,189	21,236	23,425	1,562	2007	2020	(1)(2)(3)
West Allis-MOB		1,111	7,785	—	—	1,111	7,785	8,896	462	1999	2020	(1)(2)(3)
Grand Rapids-MOB/ASC		3,421	17,810	292	334	3,713	18,144	21,857	1,336	1988/ 1992/2000/ 2006	2020	(1)(2)(3)
Dumfries-MOB	(5)	2,886	14,863	—	—	2,886	14,863	17,749	2,351	2019	2020	(1)(2)(3)
Centerville -MOB		160	4,410	—	—	160	4,410	4,570	183	2018	2020	(1)(2)(3)
Fairfax-MOB		7,112	9,621	—	1,026	7,112	10,647	17,759	844	2019	2020	(1)(2)(3)
Rosedale-MOB	(6)	3,423	17,646	—	—	3,423	17,646	21,069	951	2014/2017	2020	(1)(2)(3)
Lancaster-Plasma Center		805	4,385	—	—	805	4,385	5,190	181	2009	2020	(1)(2)(3)
Winston Salem-MOB		1,778	6,714	—	—	1,778	6,714	8,492	348	2009	2020	(1)(2)(3)
Decatur-MOB		1,626	2,706	—	—	1,626	2,706	4,332	136	2010	2020	(1)(2)(3)
Jackson-MOB		895	4,730	—	—	895	4,730	5,625	184	2009	2020	(1)(2)(3)
Sheboygan-MOB		583	6,223	—	—	583	6,223	6,806	242	2005	2020	(1)(2)(3)
Plymouth-MOB		758	5,214	—	—	758	5,214	5,972	186	2010	2020	(1)(2)(3)
Spring Hill-MOB/Img		3,893	12,954	—	—	3,893	12,954	16,847	536	2013/2017/ 2019	2020	(1)(2)(3)
Cape Girardeau-ASC		1,223	4,865	—	—	1,223	4,865	6,088	199	2002	2020	(1)(2)(3)
Yuma-MOB		1,349	4,989	—	—	1,349	4,989	6,338	229	2013	2020	(1)(2)(3)
Las Vegas-MOB/ASC		311	6,813	—	—	311	6,813	7,124	171	2007/2015	2020	(1)
Pensacola-MOB/ASC		2,118	6,153	—	—	2,118	6,153	8,271	285	1985/1997	2020	(1)(2)(3)
Venice-MOB		1,896	4,537	—	—	1,896	4,537	6,433	201	2008	2020	(1)(2)(3)
El Paso-MOB		970	7,709	—	150	970	7,859	8,829	237	2008	2021	(1)(2)(3)

West El Paso-MOB/ASC	995	7,727	—	—	995	7,727	8,722	219	2015/2018	2021	(1)(2)(3)
Syracuse-MOB	744	4,881	25	—	769	4,881	5,650	171	2012	2021	(1)(2)(3)
Fort Worth-Behavioral Hospital	1,960	13,453	—	—	1,960	13,453	15,413	290	2013	2021	(1)(2)(3)
Coos Bay-MOB	917	5,145	—	—	917	5,145	6,062	106	2009	2021	(1)(2)(3)
Port Saint Lucie-MOB/ASC	660	3,768	—	—	660	3,768	4,428	107	1990	2021	(1)(2)(3)
Dallas-MOB/ASC	3,164	3,062	—	—	3,164	3,062	6,226	105	1989	2021	(1)(2)(3)
Cape Coral-MOB	6,103	21,287	—	—	6,103	21,287	27,390	594	1991/1999/ 2004/2007	2021	(1)(2)(3)
East Grand Forks-MOB	1,123	7,063	—	—	1,123	7,063	8,186	273	2004	2021	(1)(2)(3)
Tallahassee-MOB	919	7,107	—	—	919	7,107	8,026	129	2002	2021	(1)(2)(3)
Caledonia-MOB	648	2,765	—	—	648	2,765	3,413	52	2007	2021	(1)(2)(3)
North Charleston-MOB	1,033	5,049	—	—	1,033	5,049	6,082	78	2002	2021	(1)(2)(3)
Forsyth-MOB/Imaging	1,902	10,083	—	—	1,902	10,083	11,985	172	2003	2021	(1)(2)(3)
Munster-MOB/ASC	941	4,842	—	—	941	4,842	5,783	74	2005	2021	(1)(2)(3)
Athens-MOB	622	4,169	—	—	622	4,169	4,791	49	2003	2021	(1)(2)(3)
Hialeah-MOB	264	10,349	—	—	264	10,349	10,613	245	2019	2021	(1)(2)(3)
Oklahoma City-MOB	988	6,334	—	—	988	6,334	7,322	—	2001	2021	(1)(2)(3)
Mentor-MOB	2,603	6,544	—	—	2,603	6,544	9,147	—	1991	2021	(1)(2)(3)
Athens 200-MOB	369	1,470	—	—	369	1,470	1,839	—	2000	2021	(1)(2)(3)
Lemoyne-MOB/Imaging	412	4,020	—	—	412	4,020	4,432	—	1990/2000	2021	(1)(2)(3)

Totals	$170,212	$1,027,973	$869	$16,018	$171,081	$1,043,991	$1,215,072	$103,010

The cost basis for income tax purposes of aggregate gross land, building, site improvements, and tenant improvements as of December 31, 2021 was $1,337 million.

(1) Estimated remaining useful life for buildings is 18 to 49 years.

(2) Estimated remaining useful life for tenant improvements is 1 to 16 years.

(3) Estimated remaining useful life for site improvements is 1 to 13 years.

(4) The facility serves as collateral for the Cantor Loan, which had a balance of $31,815 as of December 31, 2021.

(5) The facility serves as collateral for the Dumfries note, which had a balance of $11,624 as of December 31, 2021.

(6) The facility serves as collateral for the Rosedale note, which had a balance of $14,330 as of December 31, 2021.

(7) Years of: 2001, 1984, 2003, 2006, 2009, 2011.

(8) Years of: 1953, 1982, 2000, 1998, 2017.

(9) Years of: 2002, 2006, 2012, 2014, 2015, 2016.

	Year Ended December 31,
	2021	2020	2019
Real Estate Assets:
Balance, beginning of period	$1,044,671	$832,735	$604,398
Additions through acquisitions	175,013	211,936	228,337
Deductions	(4,612)	—	—
Balance, end of period	$1,215,072	$1,044,671	$832,735

Accumulated Depreciation:
Balance, beginning of period	$69,563	$42,828	$23,762
Additions through expense	33,801	26,735	19,066
Deductions	(354)	—	—
Balance, end of period	$103,010	$69,563	$42,828

(a)(3) Exhibits

Exhibit No.	Description

3.1	Articles of Restatement of Global Medical REIT Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Report on Form 10-Q as filed with the SEC on August 8, 2018).

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

10.1†

Global Medical REIT Inc. 2016 Equity Incentive Plan (as amended through May 26, 2021) (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K as filed with the SEC on May 28, 2021).

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

10.5†

First Amendment to Employment Agreement, dated January 27, 2021, by and between Inter-American Management LLC and Jeffrey Busch (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 7, 2021).

10.6†

First Amendment to Employment Agreement, dated January 27, 2021, by and between Inter-American Management LLC and Robert Kiernan (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 7, 2021).

10.7†

First Amendment to Employment Agreement, dated January 27, 2021, by and between Inter-American Management LLC and Alfonzo Leon (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 7, 2021).

10.8†	Severance Plan (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K as filed with the SEC on July 9, 2020).

10.9†	Form of LTIP Unit Award Agreement (Annual Awards) (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 7, 2021).

Exhibit No.	Description

10.10†	Form of LTIP Unit Award Agreement (Long-Term Performance Awards) (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 7, 2021).

10.11†	Form of LTIP Unit Award Agreement (Long-Term Time-Based Awards) (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 7, 2021).

10.12†	Form of LTIP Unit Award Agreement (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on July 9, 2020).

10.13†	Form of LTIP Unit Award Agreement (Annual Awards) (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 18, 2020).

10.14†	LTIP Unit Award Agreement (Long-Term Performance-Based Award) (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 5, 2020).

10.15†	LTIP Unit Award Agreement (Long-Term Time-Based Award) (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 5, 2020).

10.16†	LTIP Unit Award Agreement (Long-Term Performance-Based Award) (incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed with the SEC on March 7, 2019).

10.17†	LTIP Unit Award Agreement (Long-Term Time-Based Award) (incorporated by reference to Exhibit 99.4 to the Company’s Current Report on Form 8-K filed with the SEC on March 7, 2019).

10.18†

LTIP Unit Award Agreement (Long-Term Award): For Grantees with an Employment Agreement with the Manager (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 7, 2018).

10.19†

LTIP Unit Award Agreement (Long-Term Award): For Grantees without an Employment Agreement with the Manager (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 7, 2018).

10.20†	LTIP Unit Award Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-11/A filed with the SEC on June 15, 2016).

10.21†

Form of Indemnification Agreement between Global Medical REIT Inc. and its directors and officers (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-11/A filed with the SEC on June 15, 2016).

10.22

Agreement of Limited Partnership, dated March 14, 2016, of Global Medical REIT L.P. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K as filed with the SEC on March 18, 2016).

10.23

First Amendment to Agreement of Limited Partnership of Global Medical REIT L.P. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on September 14, 2017).

10.24

Second Amendment to Agreement of Limited Partnership of Global Medical REIT L.P., dated August 21, 2019 (incorporated herein by reference to Exhibit 10.2 to the Company’s Report on Form 10-Q as filed with the SEC on November 7, 2019).

10.25

Third Amendment to Agreement of Limited Partnership of Global Medical REIT L.P., dated June 16, 2020 (incorporated herein by reference to Exhibit 10.1 to the Company’s Report on Form 10-Q as filed with the SEC on August 7, 2020).

Exhibit No.	Description

10.26

Loan Agreement dated March 31, 2016 between GMR Memphis, LLC, GMR Plano, LLC, GMR Melbourne, LLC, and GMR Westland, LLC and Cantor Commercial Real Estate Lending, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on April 6, 2016).

10.27

Second Amended and Restated Credit Facility Agreement, dated May 3, 2021, by and among Global Medical REIT L.P., Global Medical REIT Inc., the certain Subsidiaries from time to time party thereto as Guarantors, and JPMorgan Chase Bank, N.A., as administrative agent, and the several banks and financial institutions party thereto as lenders (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on May 5, 2021).

21*	Subsidiaries of the Company.

23*	Consent of Deloitte & Touche, LLP

31.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Schema

101.CAL*	Inline XBRL Taxonomy Calculation Linkbase

101.DEF*	Inline XBRL Taxonomy Definition Linkbase
`
101.LAB*	Inline XBRL Taxonomy Label Linkbase

101.PRE*	Inline XBRL Taxonomy Presentation Linkbase

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101)
†	Management contract or compensatory plan or arrangement.
*	Filed herewith
**	Furnished herewith. Such certification shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

ITEM 16.    FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Global Medical REIT Inc.

Dated: March 1, 2022	By:	/s/ Jeffrey M. Busch
Jeffrey M. Busch
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the date indicated.

Signature	Title	Date

/s/ Jeffrey M. Busch
Jeffrey M. Busch	Chief Executive Officer (Principal Executive Officer) and Director	March 1, 2022

/s/ Robert J. Kiernan
Robert J. Kiernan	Chief Financial Officer (Principal Financial and Accounting Officer)	March 1, 2022

/s/ Zhang Huiqi
Zhang Huiqi	Director	March 1, 2022

/s/ Lori Wittman
Lori Wittman	Director	March 1, 2022

/s/ Matthew Cypher
Matthew Cypher	Director	March 1, 2022

/s/ Ronald Marston
Ronald Marston	Director	March 1, 2022

/s/ Dr. Roscoe Moore
Dr. Roscoe Moore	Director	March 1, 2022

/s/ Henry Cole
Henry Cole	Director	March 1, 2022

/s/ Paula Crowley
Paula Crowley	Director	March 1, 2022