Form 10-Q
period 2022-03-31
Global Medical REIT Inc.
filed 2022-05-06
CIK 1533615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

The number of shares of the registrant’s common stock outstanding at May 2, 2022 was 65,518,303

PART I   FINANCIAL INFORMATION

GLOBAL MEDICAL REIT INC.

Condensed Consolidated Balance Sheets

(unaudited and in thousands, except par values)

	As of
	March 31, 2022	December 31, 2021
Assets
Investment in real estate:
Land	$155,529	$152,060
Building	1,002,087	985,091
Site improvements	19,596	19,021
Tenant improvements	60,154	58,900
Acquired lease intangible assets	130,790	127,931
	1,368,156	1,343,003
Less: accumulated depreciation and amortization	(157,132)	(143,255)
Investment in real estate, net	1,211,024	1,199,748
Cash and cash equivalents	1,854	7,213
Restricted cash	6,336	5,546
Tenant receivables, net	6,477	6,070
Due from related parties	451	163
Escrow deposits	7,697	5,957
Deferred assets	26,714	25,417
Derivative asset	12,692	1,236
Goodwill	5,903	5,903
Other assets	6,345	6,232
Total assets	$1,285,493	$1,263,485

Liabilities and Equity
Liabilities:
Credit Facility, net of unamortized debt issuance costs of $7,570 and $8,033 at March 31, 2022 and December 31, 2021, respectively	$529,130	$514,567
Notes payable, net of unamortized debt issuance costs of $568 and $607 at March 31, 2022 and December 31, 2021, respectively	56,919	57,162
Accounts payable and accrued expenses	9,272	10,344
Dividends payable	15,823	15,668
Security deposits	4,616	4,540
Derivative liability	1,865	7,790
Other liabilities	7,090	7,709
Acquired lease intangible liability, net	8,161	8,128
Total liabilities	632,876	625,908
Commitments and Contingencies
Equity:
Preferred stock, $0.001 par value, 10,000 shares authorized; 3,105 issued and outstanding at March 31, 2022 and December 31, 2021, respectively (liquidation preference of $77,625 at March 31, 2022 and December 31, 2021, respectively)	74,959	74,959
Common stock, $0.001 par value, 500,000 shares authorized; 65,400 shares and 64,880 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	65	65
Additional paid-in capital	720,306	711,414
Accumulated deficit	(168,089)	(157,017)
Accumulated other comprehensive income (loss)	10,757	(6,636)
Total Global Medical REIT Inc. stockholders' equity	637,998	622,785
Noncontrolling interest	14,619	14,792
Total equity	652,617	637,577
Total liabilities and equity	$1,285,493	$1,263,485

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL MEDICAL REIT INC.

Condensed Consolidated Statements of Operations

(unaudited and in thousands, except per share amounts)

	Three Months Ended March 31,
	2022	2021

Revenue
Rental revenue	$31,852	$27,325
Other income	23	24
Total revenue	31,875	27,349

Expenses
General and administrative	4,197	4,383
Operating expenses	5,372	3,687
Depreciation expense	9,402	7,848
Amortization expense	3,777	3,005
Interest expense	4,801	5,037
Preacquisition expense	40	66
Total expenses	27,589	24,026

Net income	$4,286	$3,323
Less: Preferred stock dividends	(1,455)	(1,455)
Less: Net income attributable to noncontrolling interest	(170)	(112)
Net income attributable to common stockholders	$2,661	$1,756

Net income attributable to common stockholders per share – basic and diluted	$0.04	$0.03

Weighted average shares outstanding – basic and diluted	65,302	52,671

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL MEDICAL REIT INC.

Condensed Consolidated Statements of Comprehensive Income

(unaudited and in thousands)

	Three Months Ended March 31,
	2022	2021

Net income	$4,286	$3,323
Other comprehensive income:
Increase in fair value of interest rate swap agreements	17,393	3,631
Total other comprehensive income	17,393	3,631
Comprehensive income	21,679	6,954
Less: Preferred stock dividends	(1,455)	(1,455)
Less: Comprehensive income attributable to noncontrolling interest	(1,213)	(331)
Comprehensive income attributable to common stockholders	$19,011	$5,168

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL MEDICAL REIT INC.

Condensed Consolidated Statements of Equity

(unaudited and in thousands, except per share amounts)

For the Three Months Ended March 31, 2022:

								Global
							Accumulated	Medical
					Additional		Other	REIT Inc.	Non-
	Common Stock		Preferred Stock		Paid-in	Accumulated	Comprehensive	Stockholders’	controlling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity	Interest	Equity
Balances, December 31, 2021	64,880	$65	3,105	$74,959	$711,414	$(157,017)	$(6,636)	$622,785	$14,792	$637,577
Net income	—	—	—	—	—	4,116	—	4,116	170	4,286
Issuance of shares of common stock, net	480	—	—	—	8,210	—	—	8,210	—	8,210
LTIP Units and OP Units redeemed for common stock	40	—	—	—	682	—	—	682	(682)	—
Change in fair value of interest rate swap agreements	—	—	—	—	—	—	17,393	17,393	—	17,393
Stock-based compensation expense	—	—	—	—	—	—	—	—	1,287	1,287
Dividends to common stockholders ($0.21 per share)	—	—	—	—	—	(13,733)	—	(13,733)	—	(13,733)
Dividends to preferred stockholders ($0.46875 per share)	—	—	—	—	—	(1,455)	—	(1,455)	—	(1,455)
Dividends to noncontrolling interest	—	—	—	—	—	—	—	—	(948)	(948)
Balances, March 31, 2022	65,400	$65	3,105	$74,959	$720,306	$(168,089)	$10,757	$637,998	$14,619	$652,617

For the Three Months Ended March 31, 2021:

								Global
							Accumulated	Medical
					Additional		Other	REIT Inc.	Non-
	Common Stock		Preferred Stock		Paid-in	Accumulated	Comprehensive	Stockholders’	controlling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity	Interest	Equity
Balances, December 31, 2020	49,461	$49	3,105	$74,959	$504,789	$(116,773)	$(18,219)	$444,805	$12,955	$457,760
Net income	—	—	—	—	—	3,211	—	3,211	112	3,323
Issuance of shares of common stock, net	11,333	12	—	—	144,160	—	—	144,172	—	144,172
Change in fair value of interest rate swap agreements	—	—	—	—	—	—	3,631	3,631	—	3,631
Stock-based compensation expense	—	—	—	—	—	—	—	—	1,715	1,715
Dividends to common stockholders ($0.205 per share)	—	—	—	—	—	(12,463)	—	(12,463)	—	(12,463)
Dividends to preferred stockholders ($0.46875 per share)	—	—	—	—	—	(1,455)	—	(1,455)	—	(1,455)
Dividends to noncontrolling interest	—	—	—	—	—	—	—	—	(864)	(864)
Balances, March 31, 2021	60,794	$61	3,105	$74,959	$648,949	$(127,480)	$(14,588)	$581,901	$13,918	$595,819

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL MEDICAL REIT INC.

Condensed Consolidated Statements of Cash Flows

(unaudited and in thousands)

	Three Months Ended March 31,
	2022	2021
Operating activities
Net income	$4,286	$3,323
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	9,402	7,848
Amortization of acquired lease intangible assets	3,755	2,984
Amortization of above market leases, net	199	60
Amortization of debt issuance costs and other	515	425
Stock-based compensation expense	1,287	1,715
Capitalized preacquisition and other costs charged to expense	153	24
Other	29	10
Changes in operating assets and liabilities:
Tenant receivables	(407)	11
Deferred assets	(1,297)	(1,404)
Other assets and liabilities	(532)	551
Accounts payable and accrued expenses	(1,030)	(287)
Security deposits	76	27
Net cash provided by operating activities	16,436	15,287

Investing activities
Purchase of land, buildings, and other tangible and intangible assets and liabilities	(24,468)	(43,348)
Escrow deposits for purchase of properties	(1,284)	300
Advances made to related parties	(288)	(127)
Capital expenditures on existing real estate investments	(556)	(397)
Net cash used in investing activities	(26,596)	(43,572)

Financing activities
Net proceeds received from common equity offerings	8,210	144,312
Escrow deposits required by third party lenders	(456)	(646)
Repayment of notes payable	(282)	(190)
Proceeds from Credit Facility	14,100	50,100
Repayment of Credit Facility	—	(151,800)
Payment of debt issuance costs	—	(74)
Dividends paid to common stockholders, and OP Unit and LTIP Unit holders	(14,526)	(11,315)
Dividends paid to preferred stockholders	(1,455)	(1,455)
Net cash provided by financing activities	5,591	28,932
Net (decrease) increase in cash and cash equivalents and restricted cash	(4,569)	647
Cash and cash equivalents and restricted cash—beginning of period	12,759	10,753
Cash and cash equivalents and restricted cash—end of period	$8,190	$11,400

Supplemental cash flow information:
Cash payments for interest	$4,258	$4,602

Noncash financing and investing activities:
Accrued dividends payable	$15,823	$14,482
Interest rate swap agreements fair value change recognized in other comprehensive income	$(17,393)	$(3,631)
OP Units and LTIP Units redeemed for common stock	$682	$—
Accrued common stock offering costs	$—	$220
Accrued capital expenditures included in accounts payable and accrued expenses	$1,841	$244

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL MEDICAL REIT INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

(in thousands, except per share amounts or as otherwise indicated)

Note 1 – Organization

Global Medical REIT Inc. (the “Company”) is a Maryland corporation engaged primarily in the acquisition of purpose-built healthcare facilities and the leasing of those facilities to strong healthcare systems and physician groups with leading market share. The Company holds its facilities and conducts its operations through a Delaware limited partnership subsidiary named Global Medical REIT L.P. (the “Operating Partnership”). The Company serves as the sole general partner of the Operating Partnership through a wholly owned subsidiary of the Company named Global Medical REIT GP LLC, a Delaware limited liability company. As of March 31, 2022, the Company was the 94.00% limited partner of the Operating Partnership, with an aggregate of 6.00% of the Operating Partnership owned by holders of long-term incentive plan units (“LTIP Units”) and third-party limited partners who contributed properties or services to the Operating Partnership in exchange for common limited partnership units (“OP Units”).

Note 2 – Summary of Significant Accounting Policies

Basis of presentation

The accompanying condensed consolidated financial statements are unaudited and include the accounts of the Company, including the Operating Partnership and its wholly owned subsidiaries. The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures required for annual consolidated financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the accompanying condensed consolidated financial statements do not include all the information and footnotes required by GAAP for complete consolidated financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2021. In the opinion of management, all adjustments of a normal and recurring nature necessary for a fair presentation of the condensed consolidated financial statements for the interim periods have been made.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The Company presents the portion of any equity it does not own but controls (and thus consolidates) as noncontrolling interest. Noncontrolling interest in the Company includes the LTIP Units that have been granted to directors, officers and employees of the Company and the OP Units held by third parties. Refer to Note 5 – “Equity” and Note 7 – “Stock-Based Compensation” for additional information regarding the OP Units and LTIP Units.

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

Investment in Real Estate

The Company determines when an acquisition meets the definition of a business or alternatively should be accounted for as an asset acquisition in accordance with Accounting Standard Codification (“ASC”) Topic 805 “Business Combinations” (“ASC Topic

805”), which requires that, when substantially all of the fair value of an acquisition is concentrated in a single identifiable asset or a group of similar identifiable assets, the asset or group of similar identifiable assets does not meet the definition of a business and therefore is required to be accounted for as an asset acquisition. Transaction costs are capitalized for asset acquisitions and expensed as incurred for business combinations. All our facility acquisitions for the three months ended March 31, 2022 and 2021 have been accounted for as asset acquisitions because substantially all the fair value of the gross assets the Company acquired were concentrated in a single asset or group of similar identifiable assets.

For asset acquisitions that are “owner occupied” (meaning that the seller either is the tenant or controls the tenant), the purchase price, including capitalized acquisition costs, will be allocated to land and building based on their relative fair values with no value allocated to intangible assets or liabilities. For asset acquisitions where there is a lease in place but that are not “owner occupied,” the Company will allocate the purchase price to tangible assets and any intangible assets acquired or liabilities assumed based on their relative fair values. Fair value is determined based upon the guidance of ASC Topic 820, “Fair Value Measurements and Disclosures,” and generally are determined using Level 2 inputs, such as rent comparables, sales comparables, and broker indications. Although Level 3 inputs are utilized, they are minor in comparison to the Level 2 data used for the primary assumptions. The determination of fair value involves the use of significant judgment and estimates. We make estimates to determine the fair value of the tangible and intangible assets acquired and liabilities assumed using information obtained from multiple sources, including preacquisition due diligence, and we routinely utilize the assistance of a third-party appraiser.

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

	As of March 31,
	2022	2021
Cash and cash equivalents	$1,854	$5,304
Restricted cash	6,336	6,096
Total cash and cash equivalents and restricted cash	$8,190	$11,400

Tenant Receivables, Net

The tenant receivable balance as of March 31, 2022 and December 31, 2021 was $6,477 and $6,070, respectively. The balance as of March 31, 2022 consisted of $1,792 in funds owed from the Company’s tenants for rent that the Company had earned but had not yet received, $1,152 of loans that were made to two of the Company’s tenants, and $3,533 of tenant reimbursements. The balance as of December 31, 2021 consisted of $1,309 in funds owed from the Company’s tenants for rent that the Company had earned but had not yet received, $1,158 of loans that were made to two of the Company’s tenants, and $3,603 of tenant reimbursements.

Receivables arising from operating leases are accounted for in accordance with ASC Topic 842 “Leases” (“ASC Topic 842”). The Company assesses the likelihood of losses resulting from tenant defaults, or the inability of tenants to make contractual rent and tenant reimbursements at each reporting date. The Company also monitors the liquidity and creditworthiness of its tenants and operators on a continuous basis. If the likelihood of a tenant paying its lease payments is determined to no longer be probable, all tenant receivables, including deferred rent, are written off against revenue and any future revenue for that tenant is recognized only upon receipt of cash. In addition, as of March 31, 2022 and December 31, 2021, the Company had a portfolio level reserve of $350 on those leases that were probable of collection to ensure that the tenant lease receivables were not overstated.

Escrow Deposits

The escrow balance as of March 31, 2022 and December 31, 2021 was $7,697 and $5,957, respectively. Escrow deposits include funds held in escrow to be used for the acquisition of properties in the future and for the payment of taxes, insurance, and other amounts as stipulated by the Company’s Cantor Loan, as hereinafter defined.

Deferred Assets

The deferred assets balance as of March 31, 2022 and December 31, 2021 was $26,714 and $25,417, respectively. The balance as of March 31, 2022 consisted of $26,551 in deferred rent receivables resulting from the recognition of revenue from leases with fixed annual rental escalations on a straight-line basis and $163 of other deferred costs. The balance as of December 31, 2021 consisted of $25,356 in deferred rent receivables resulting from the recognition of revenue from leases with fixed annual rental escalations on a straight-line basis and $61 of other deferred costs.

Other Assets

The other assets balance as of March 31, 2022 and December 31, 2021 was $6,345 and $6,232, respectively. The balance as of March 31, 2022 consisted of $3,728 for right of use assets, $494 in preacquisition and other capitalized costs related to our properties, $1,899 in prepaid assets, and $224 for net capitalized software costs and miscellaneous assets. The balance as of December 31, 2021 consisted of $3,809 for right of use assets, $257 in preacquisition and other capitalized costs related to our properties, $1,916 in prepaid assets, and $250 for net capitalized software costs and miscellaneous assets. Refer to Note 8 – “Leases” for additional details on right of use assets.

Derivative Instruments - Interest Rate Swaps

As of March 31, 2022 and December 31, 2021, the Company's balance related to interest rate swap derivative instruments that were designated as cash flow hedges of interest rate risk was a net asset of $10,827 and a net liability of $6,554, respectively. In accordance with the Company’s risk management strategy, the purpose of the interest rate swaps is to manage interest rate risk for certain of the Company’s variable-rate debt. The interest rate swaps involve the Company’s receipt of variable-rate amounts from the counterparties in exchange for the Company making fixed-rate payments over the life of the agreements. The Company accounts for derivative instruments in accordance with the provisions of ASC Topic 815, “Derivatives and Hedging.” Refer to Note 4 – “Credit Facility, Notes Payable and Derivative Instruments” for additional details.

Goodwill

As of March 31, 2022 and December 31, 2021, the Company’s goodwill balance was $5,903. Goodwill represents the excess of consideration paid over the fair value of underlying identifiable net assets of businesses acquired. Goodwill has an indefinite life and is not amortized, but is tested for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company’s policy is to perform its annual goodwill impairment evaluation as of the first day of the fourth quarter of its fiscal year. The Company has one reporting unit.

Assets Held for Sale and Sales of Real Estate

The Company classifies a property as held for sale when the following criteria are met: (i) management, having the authority to approve action, commits to a plan to sell the property in its present condition, (ii) the sale of the property is at a price reasonable in relation to its current fair value and (iii) the sale is probable and expected to be completed within one year. At that time, the Company presents the assets and obligations associated with the real estate held for sale separately in its Condensed Consolidated Balance Sheets and ceases recording depreciation and amortization expense related to that asset.  Real estate held for sale is reported at the lower of its carrying amount or its estimated fair value less estimated costs to sell. None of the Company’s properties were classified as held for sale as of March 31, 2022 or December 31, 2021.

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

For sales of real estate (or assets classified as held for sale), the Company evaluates whether the disposition is a strategic shift that will have a major effect on the Company’s operations and financial results, and, if so, it will be classified as discontinued operations in the Company’s consolidated financial statements for all periods presented.

Other Liabilities

The other liabilities balance as of March 31, 2022 and December 31, 2021 was $7,090 and $7,709, respectively. The balance as of March 31, 2022 consisted of $3,179 for right of use liabilities and $3,911 of prepaid rent. The balance as of December 31, 2021 consisted of $4,479 for right of use liabilities and $3,230 of prepaid rent. Refer to Note 8 – “Leases” for additional details on right of use liabilities.

Recent Accounting Pronouncements

Reference Rate Reform

Accounting Standards Update (“ASU”) 2020-04, Reference Rate Reform (Topic 848) (“ASU 2020-04”) contains practical expedients for reference rate reform-related activities that impact debt, leases, derivatives, and other contracts. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. As of March 31, 2022, the Company had elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. The Company continues to evaluate the impact of the guidance and may apply other elections as applicable as additional changes in the market occur.

Note 3 – Property Portfolio

Summary of Properties Acquired During the Three Months Ended March 31, 2022

During the three months ended March 31, 2022 the Company completed four acquisitions. For each acquisition, substantially all of the fair value was concentrated in a single identifiable asset or group of similar identifiable assets and, therefore, each acquisition represents an asset acquisition. Accordingly, transaction costs for these acquisitions were capitalized.

A rollforward of the gross investment in land, building, improvements, and acquired lease intangible assets as of March 31, 2022 resulting from these acquisitions is as follows:

			Site	Tenant	Acquired Lease	Gross Investment in
	Land	Building	Improvements	Improvements	Intangible Assets	Real Estate
Balances as of December 31, 2021	$152,060	$985,091	$19,021	$58,900	$127,931	$1,343,003
Facility Acquired – Date Acquired:
Gainesville – 2/4/22	555	3,899	76	199	575	5,304
Grand Rapids – 2/28/22	1,238	4,976	221	270	595	7,300
Sarasota – 3/29/22	747	3,703	84	331	1,263	6,128
Greenwood – 3/30/22	929	4,332	194	360	426	6,241
Capitalized costs(1)	—	86	—	94	—	180
Total Additions:	3,469	16,996	575	1,254	2,859	25,153
Balances as of March 31, 2022	$155,529	$1,002,087	$19,596	$60,154	$130,790	$1,368,156

(1)   Represents capital projects that were completed and placed in service during the three months ended March 31, 2022 related to the Company’s existing facilities.

Depreciation expense was $9,402 and $7,848 for the three months ended March 31, 2022 and 2021, respectively.

As of March 31, 2022, the Company had aggregate capital improvement commitments and obligations to improve, expand, and maintain the Company’s existing facilities of approximately $27,892. Many of these amounts are subject to contingencies that make it difficult to predict when they will be utilized, if at all. In accordance with the terms of the Company’s leases, capital improvement obligations in the next twelve months could total up to approximately $24,112.

Property Under Contract for Sale

On October 5, 2021, the Company entered into an agreement to sell a medical office building located in Belpre, Ohio for gross proceeds of approximately $44.6 million. The property had a net book value of approximately $29 million as of March 31, 2022.  The transaction is expected to be completed no earlier than September 2022. The transaction is subject to various closing contingencies and, accordingly, it may not close on a timely basis or at all. As of March 31, 2022 the transaction did not meet the criteria to be classified as held for sale. The Company acquired the facility as part of a portfolio of four medical office buildings in April 2018.

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

Lease Intangible Assets and Liabilities

The following is a summary of the carrying amount of lease intangible assets and liabilities as of the dates presented:

	As of March 31, 2022
		Accumulated
	Cost	Amortization	Net
Assets
In-place leases	$71,683	$(26,277)	$45,406
Above market leases	23,577	(7,132)	16,445
Leasing costs	35,530	(11,317)	24,213
	$130,790	$(44,726)	$86,064
Liability
Below market leases	$12,401	$(4,240)	$8,161

	As of December 31, 2021
		Accumulated
	Cost	Amortization	Net
Assets
In-place leases	$70,527	$(23,638)	$46,889
Above market leases	22,615	(6,407)	16,208
Leasing costs	34,789	(10,201)	24,588
	$127,931	$(40,246)	$87,685
Liability
Below market leases	$11,842	$(3,714)	$8,128

The following is a summary of the acquired lease intangible amortization:

	Three Months Ended
	March 31,
	2022	2021
Amortization expense related to in-place leases	$2,639	$2,090
Amortization expense related to leasing costs	$1,116	$894
Decrease in rental revenue related to above market leases	$725	$491
Increase in rental revenue related to below market leases	$(526)	$(431)

As of March 31, 2022, scheduled future aggregate net amortization of the acquired lease intangible assets and liabilities for each year ended December 31 is listed below:

	Net Decrease	Net Increase
	in Revenue	in Expenses
2022 (nine months remaining)	$(634)	$11,264
2023	(882)	14,061
2024	(721)	11,952
2025	(1,110)	8,476
2026	(1,187)	6,891
Thereafter	(3,750)	16,975
Total	$(8,284)	$69,619

As of March 31, 2022, the weighted average amortization periods for asset lease intangibles and liability lease intangibles were 4.7 years and 3.8 years, respectively.

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

The Operating Partnership is subject to a number of financial covenants under the Credit Facility, including, among other things, the following as of the end of each fiscal quarter, (i) a maximum consolidated unsecured leverage ratio of less than 60%, (ii) a maximum consolidated secured leverage ratio of less than 30%, (iii) a maximum consolidated secured recourse leverage ratio of less than 10%, (iv) a minimum fixed charge coverage ratio of 1.50:1.00, (v) a minimum unsecured interest coverage ratio of 1.50:1.00, (vi) a maximum consolidated leverage ratio of less than 60%, and (vii) a minimum net worth of $345 million plus 75% of all net proceeds raised through equity offerings subsequent to December 31, 2020. As of May 2, 2022, management believed it complied with all of the financial and non-financial covenants contained in the Credit Facility.

The Company has entered into interest rate swaps to hedge its interest rate risk on the Term Loan. For additional information related to the interest rate swaps, see the “Derivative Instruments - Interest Rate Swaps” section herein.

During the three months ended March 31, 2022, the Company borrowed $14,100 under the Credit Facility and made no repayments, for a net amount borrowed of $14,100. During the three months ended March 31, 2021, the Company borrowed $50,100 under the Credit Facility and repaid $151,800 for a net amount repaid of $101,700. Interest expense incurred on the Credit Facility was $3,614 and $3,852 for the three months ended March 31, 2022 and 2021, respectively.

As of March 31, 2022 and December 31, 2021, the Company had the following outstanding borrowings under the Credit Facility:

	March 31, 2022	December 31, 2021
Revolver	$186,700	$172,600
Term Loan	350,000	350,000
Less: Unamortized debt issuance costs	(7,570)	(8,033)
Credit Facility, net	$529,130	$514,567

Costs incurred related to the Credit Facility, net of accumulated amortization, are netted against the Company’s “Credit Facility, net of unamortized debt issuance costs” balance in the accompanying Condensed Consolidated Balance Sheets. The Company paid $74 related to amendments and modifications to the Credit Facility as well as fees related to adding properties to the borrowing base during the three months ended March 31, 2021. Amortization expense incurred was $463 and $349 for the three months ended March 31, 2022 and 2021, respectively, and is included in the “Interest Expense” line item in the accompanying Condensed Consolidated Statements of Operations.

Reference Rate Reform

On March 5, 2021, the Financial Conduct Authority (“FCA”) announced that USD LIBOR will no longer be published after June 30, 2023. This announcement has several implications, including setting the spread that may be used to automatically convert contracts from LIBOR to the Secured Overnight Financing Rate (“SOFR”).  Additionally, as of December 31, 2021, banks have ceased issuance of any new LIBOR debt.

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

Notes Payable, Net of Debt Issuance Costs

The Company’s notes payable, net, includes three loans: (1) the Rosedale Loan, (2) the Dumfries Loan, and (3) the Cantor Loan, described in detail herein. The following table sets forth the aggregate balances of these loans as of March 31, 2022 and December 31, 2021.

	March 31, 2022	December 31, 2021
Notes payable	$57,487	$57,769
Unamortized debt issuance costs	(568)	(607)
Notes payable, net	$56,919	$57,162

Amortization expense incurred related to the debt issuance costs was $39 and $63 for the three months ended March 31, 2022 and 2021, respectively, and is included in the “Interest Expense” line item in the accompanying Condensed Consolidated Statements of Operations.

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

The Company made principal payments of $95 and $91 during the three months ended March 31, 2022 and 2021, respectively. The loan balance as of March 31, 2022 and December 31, 2021 was $14,235 and $14,330, respectively. Interest expense incurred on this loan was $137 and $141 for the three months ended March 31, 2022 and 2021, respectively.

As of March 31, 2022, scheduled principal payments due for each year ended December 31 were as follows:

2022 (nine months remaining)	$281
2023	391
2024	405
2025	13,158
Total	$14,235

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

The Company made principal payments of $72 and $69 during the three months ended March 31, 2022 and 2021, respectively. The loan balance as of March 31, 2022 and December 31, 2021 was $11,552 and $11,624, respectively. Interest expense incurred on this loan was $133 and $138 for the three months ended March 31, 2022 and 2021, respectively.

As of March 31, 2022, scheduled principal payments due for each year ended December 31 were as follows:

2022 (nine months remaining)	$216
2023	302
2024	11,034
Total	$11,552

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

The Company made principal payments of $115 during the three months ended March 31, 2022 and no principal payments during the three months ended March 31, 2021. The loan balance as of March 31, 2022 and December 31, 2021 was $31,700 and $31,815, respectively. Interest expense incurred on this loan was $415 and $419 for the three months ended March 31, 2022 and 2021, respectively.

As of March 31, 2022, scheduled principal payments due for each year ended December 31 were as follows:

2022 (nine months remaining)	332
2023	471
2024	492
2025	523
2026	551
Thereafter	29,331
Total	$31,700

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

The fair value of the Company’s interest rate swaps was a net asset of $10,827 and a net liability of $6,554 as of March 31, 2022 and December 31, 2021, respectively. The gross balances are included in the “Derivative Asset” and “Derivative Liability” line items on the Company’s Condensed Consolidated Balance Sheets as of March 31, 2022 and December 31, 2021, respectively.

The table below details the components of the amounts presented on the accompanying Condensed Consolidated Statements of Comprehensive Income recognized on the Company’s interest rate swaps designated as cash flow hedges for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021

Amount of gain recognized in other comprehensive income	$(15,878)	$(2,082)
Amount of loss reclassified from accumulated other comprehensive income (loss) into interest expense	(1,515)	(1,549)
Total change in accumulated other comprehensive income (loss)	$(17,393)	$(3,631)

During the next twelve months, the Company estimates that an additional $388 will be reclassified as an increase to interest expense. Additionally, during the three months ended March 31, 2022, the Company recorded total interest expense in its Condensed Consolidated Statements of Operations of $4,801.

Weighted-Average Interest Rate and Term

The weighted average interest rate and term of the Company’s debt was 2.91% and 4.03 years at March 31, 2022, compared to 2.87% and 4.28 years as of December 31, 2021.

Note 5 – Equity

Preferred Stock

The Company’s charter authorizes the issuance of 10,000 shares of preferred stock, par value $0.001 per share. As of March 31, 2022 and December 31, 2021, there were 3,105 shares of Series A Cumulative Redeemable Preferred Stock (“Series A Preferred Stock”), issued and outstanding. The Series A Preferred Stock has a liquidation preference of $25 per share.

Preferred stock dividend activity for the three months ended March 31, 2022 is summarized in the following table:

		Applicable		Quarterly		Dividends
Date Announced	Record Date	Quarter	Payment Date	Dividend		per Share

December 10, 2021	January 15, 2022	Q4 2021	January 31, 2022	$1,455		$0.46875
March 11, 2022	April 15, 2022	Q1 2022	May 2, 2022	$1,455	(1)	$0.46875
(1)	Two months of this amount, equal to $970, was accrued at March 31, 2022.

The holders of the Series A Preferred Stock are entitled to receive dividend payments only when, as and if declared by the Company’s board of directors (the “Board”) (or a duly authorized committee of the Board). Dividends will accrue or be payable in cash from the original issue date, on a cumulative basis, quarterly in arrears on each dividend payment date at a fixed rate per annum equal to 7.50% of the liquidation preference of $25.00 per share (equivalent to $1.875 per share on an annual basis). Dividends on the Series A Preferred Stock will be cumulative and will accrue whether or not (i) funds are legally available for the payment of those dividends, (ii) the Company has earnings or (iii) those dividends are declared by the Board. The quarterly dividend payment dates on the Series A Preferred Stock are January 31, April 30, July 31 and October 31 of each year. During each of the three-month periods ended March 31, 2022 and 2021, the Company paid preferred dividends of $1,455.

Common Stock

The Company has 500,000 authorized shares of common stock, $0.001 par value. As of March 31, 2022 and December 31, 2021, there were 65,400 and 64,880 outstanding shares of common stock, respectively.

Common stock dividend activity for the three months ended March 31, 2022 is summarized in the following table:

		Applicable		Dividend	Dividends
Date Announced	Record Date	Quarter	Payment Date	Amount(1)	per Share

December 10, 2021	December 27, 2021	Q4 2021	January 10, 2022	$14,055	$0.205
March 11, 2022	March 25, 2022	Q1 2022	April 8, 2022	$14,611	$0.21
(1)	Includes distributions on outstanding LTIP Units and OP Units.

During the three months ended March 31, 2022 and 2021, the Company paid total dividends on its common stock, LTIP Units and OP Units in the aggregate amount of $14,526 and $11,315, respectively.

As of March 31, 2022 and December 31, 2021, the Company had accrued dividend balances of $242 and $643 for dividends payable on the aggregate annual and long-term LTIP Units that are subject to retroactive receipt of dividends on the amount of LTIP Units ultimately earned. During the three months ended March 31, 2022, $70 of dividends were accrued and $471 of dividends were paid related to these units. During the three months ended March 31, 2021, $67 of dividends were accrued and $742 of dividends were paid related to these units.

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

Capital Raising Activity

In March 2022, the Company and the Operating Partnership entered into a Sales Agreement with certain sales agents, pursuant to which the Company may offer and sell, from time to time, up to $300,000 of its common stock (the “2022 ATM Program”).

In August 2020, the Company and the Operating Partnership entered into a Sales Agreement with certain sales agents, pursuant to which the Company could offer and sell, from time to time, up to $150,000 of its common stock (the “2020 ATM Program”). During the three months ended March 31, 2022, the Company generated net proceeds of $8,210 through equity issuances of 480 shares of the Company’s common stock at an average offering price of $17.38 per share through the 2020 ATM Program. The 2020 ATM Program was terminated upon the commencement of the 2022 ATM Program.

OP Units

During the three months ended March 31, 2022, one OP Unit holder redeemed 35 OP Units for shares of the Company’s common stock with an aggregate redemption value of $600. During the year ended December 31, 2021, three OP Unit holders redeemed an aggregate of 62 OP Units for shares of the Company’s common stock with an aggregate redemption value of $919.

As of March 31, 2022 and December 31, 2021, there were 1,667 and 1,702 OP Units issued and outstanding, respectively, with an aggregate value of $8,480 and $9,080, respectively. The OP Unit value at issuance and redemption is based on the Company’s closing share price on the date of the respective transaction and is included as a component of noncontrolling interest equity in the Company’s Condensed Consolidated Balance Sheets as of March 31, 2022 and December 31, 2021. The Company has sufficient shares of common stock authorized pursuant to its charter to cover the redemption of outstanding OP Units.

Note 6 – Related Party Transactions

Related Party Balances

The due from related parties balance as of March 31, 2022 and December 31, 2021 was $451 and $163, respectively. These balances primarily consist of taxes paid on behalf of LTIP Unit and OP Unit holders that are reimbursable to the Company. The Company had no amounts due to related parties as of March 31, 2022 and December 31, 2021.

Note 7 – Stock-Based Compensation

2016 Equity Incentive Plan

The 2016 Equity Incentive Plan, as amended (the “Plan”), is intended to assist the Company and its affiliates in recruiting and retaining employees of the Company, members of the Board, executive officers of the Company, and individuals who provide services to the Company and its affiliates.

The Plan is intended to permit the grant of both qualifying and non-qualified options and the grant of stock appreciation rights, restricted stock, unrestricted stock, awards of restricted stock units, performance awards and other equity-based awards (including LTIP Units). On May 26, 2021, the Company’s stockholders approved an amendment to the Plan to increase the number of authorized shares available for issuance under the Plan by 1,500 shares. Based on the grants outstanding as of March 31, 2022, there were 1,469 shares of common stock that remain available to be granted under the Plan. Units subject to awards under the Plan that are forfeited, cancelled, lapsed, or otherwise expired (excluding shares withheld to satisfy exercise prices or tax withholding obligations) are available for grant.

Time-Based Grants

During the three months ended March 31, 2022, pursuant to the recommendation of the Compensation Committee of the Board (the “Compensation Committee”), the Board approved the following LTIP Unit activity:

		Number of
Date	Description	Units Issued	Vesting Dates

March 4, 2022	Final awards under the 2019 Long-Term Incentive Plan	163	50% on March 4, 2022; and
			50% on March 4, 2023

February 24, 2022	Final awards under the 2021 Annual Incentive Plan	91	50% on February 24, 2022; and
			50% on February 24, 2023

February 24, 2022	Time-based awards under the 2022 Long-Term Incentive Plan	75	100% on February 24, 2025

During the three months ended March 31, 2022, there were five time-based LTIP Units redeemed for the Company’s common stock.  A detail of the Company’s outstanding time-based LTIP Units as of March 31, 2022 is as follows:

Vested units	1,837
Unvested units	670
LTIP Units outstanding as of March 31, 2022	2,507

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

A detail of the Company’s Long-Term Awards under the 2020 and 2021 programs, and the Annual Awards and Long-Term Awards under the 2022 program as of March 31, 2022 is as follows:

2020 Long-Term Awards	68
2021 Long-Term Awards	74
2022 Annual Awards (1)	89
2022 Long-Term Awards (2)	106
Total target performance awards as of March 31, 2022	337
(1)	Approved by the Board on February 24, 2022. The number of target LTIP Units was based on the average closing price of the Company’s common stock reported on the New York Stock Exchange (“NYSE”) over the 15 trading days preceding the grant date.
(2)	Approved by the Board on February 24, 2022. The number of target LTIP Units was based on the fair value of the Long-Term Awards as determined by an independent valuation consultant.

Annual Awards. The Annual Awards are subject to the terms and conditions of LTIP Annual Award Agreements (“LTIP Annual Award Agreements”) between the Company and each grantee.

The Compensation Committee and Board established performance goals for the year ending December 31, 2022, as set forth in the 2022 LTIP Annual Award Agreements (the “Performance Goals”) that will be used to determine the number of LTIP Units earned by each grantee. As of March 31, 2022, management estimated that the Performance Goals would be met at a 100% level and, accordingly, cumulative stock-based compensation expense during the three months ended March 31, 2022 reflects management’s estimate that 100% of these awards will be earned. As soon as reasonably practicable following the first anniversary of the Annual Awards grant date, the Compensation Committee and Board will determine the extent to which the Company has achieved each of the Performance Goals (expressed as a percentage) and, based on such determination, will calculate the number of LTIP Units that each grantee is entitled to receive. Each grantee may earn up to 150% of the number of his/her target LTIP Units. Any 2022 Annual Award LTIP Units that are not earned will be forfeited and cancelled.

Vesting. LTIP Units that are earned as of the end of the applicable performance period will be subject to vesting, subject to continued employment through each vesting date, in two installments as follows: 50% of the earned LTIP Units will become vested on

February 28, 2023 (the end of the performance period) and 50% of the earned LTIP Units become vested on February 28, 2024, the one year anniversary of the initial vesting date. Vesting may be accelerated under certain circumstances such as a “change-in-control” transaction or a “qualified termination” event.

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

Long-Term Awards. The Long-Term Awards are subject to the terms and conditions of their related LTIP Long-Term Award Agreements (collectively the “LTIP Long-Term Award Agreements”) between the Company and each grantee. The number of LTIP Units that each grantee earns under the LTIP Long-Term Award Agreements will be determined following the conclusion of a three-year performance period based on the Company’s total stockholder return (“TSR”), which is determined based on a combination of appreciation in stock price and dividends paid during the performance period. Each grantee may earn up to 200% of the number of target LTIP Units covered by the grantee’s Long-Term Award. Any target LTIP Units that are not earned will be forfeited and cancelled. The number of LTIP Units earned under the Long-Term Awards will be determined as soon as reasonably practicable following the end of the applicable three-year performance period based on the Company’s TSR on an absolute basis (as to 75% of the Long-Term Award) and relative to the companies that comprised the Dow Jones U.S. Real Estate Health Care Index (the “Index”) (as to 25% of the Long-Term Award).

Vesting. LTIP Units that are earned as of the end of the applicable three-year performance period will be subject to forfeiture restrictions that will lapse (“vesting”), subject to continued employment through each vesting date as follows; 50% of the earned LTIP Units will vest upon the day prior to the third anniversary of the respective grant dates and the remaining 50% will vest on the one year anniversary of the initial vesting date. Vesting may be accelerated under certain circumstances such as a “change-in-control” transaction or a “qualified termination” event.

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

The assumptions used in the Monte Carlo simulation include beginning average stock price, valuation date stock price, expected volatilities, correlation coefficients, risk-free rate of interest, and expected dividend yield. The beginning average stock price is the beginning average stock price for the Company and each member of the Index for the 15 trading days leading up to the grant date of the Long-Term Award. The valuation date stock price is the closing stock price of the Company and each of the peer companies in the Index on the grant dates of the Long-Term Awards. The expected volatilities are modeled using the historical volatilities for the Company and the members of the Index. The correlation coefficients are calculated using the same data as the historical volatilities. The risk-free rate of interest is taken from the U.S. Treasury website and relates to the expected life of the remaining performance period on valuation or revaluation. Lastly, the dividend yield assumption is 0.0%, which is mathematically equivalent to reinvesting dividends in the issuing entity, which is part of the Company’s award agreement assumptions.

Below are details regarding certain of the assumptions for the Long-Term Awards using Monte Carlo simulations:

	2022 Long-Term	2021 Long-Term	2020 Long-Term
	Awards	Awards	Awards

Fair value	$16.39	$14.86	$13.47
Target awards	106	76	70
Volatility	41.65%	42.37%	28.75%
Risk-free rate	1.72%	0.26%	0.72%
Dividend assumption	reinvested	reinvested	reinvested
Expected term in years	3	3	3

The Company incurred stock compensation expense of $1,287 and $1,715 for the three months ended March 31, 2022 and 2021, respectively, related to the grants awarded under the Plan. Compensation expense is included within “General and Administrative” expense in the Company’s Condensed Consolidated Statements of Operations.

As of March 31, 2022, total unamortized compensation expense related to these awards of approximately $7.8 million is expected to be recognized over a weighted average remaining period of 2.2 years.

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

The Company recognized $31,852 and $27,325 of rental revenue related to operating lease payments for the three months ended March 31, 2022 and 2021, respectively. Of these amounts, $1,947 and $1,374 relate to variable rental revenue.

The aggregate annual cash to be received by the Company on the noncancelable operating leases related to its portfolio as of March 31, 2022 is as follows for the subsequent years ended December 31:

2022 (nine months remaining)	$81,327
2023	105,373
2024	96,043
2025	82,814
2026	75,110
Thereafter	364,217
Total	$804,884

Information as Lessee

The Company has seven buildings located on land that is subject to operating ground leases with a weighted average remaining term of approximately 40 years. Rental payments on these leases are adjusted periodically based on either the CPI or on a pre-determined schedule. The monthly payments on a pre-determined schedule are recognized on a straight-line basis over the terms of the respective leases. Changes in the CPI are not estimated as part of our measurement of straight-line rental expense. The Company used a weighted average discount rate of approximately 7.5%, which was derived, using a portfolio approach, from our assessment of the credit quality of the Company and adjusted to reflect secured borrowing, estimated yield curves and long-term spread adjustments over appropriate tenors. Some of the Company’s ground leases contain extension options and, where we determined it was reasonably certain that an extension would occur, they were included in our calculation of the right of use asset and liability. The Company recognized approximately $55 and $36 of ground lease expense, of which $28 and $30 was paid in cash, during the three months ended March 31, 2022 and 2021, respectively.

The following table sets forth the undiscounted cash flows of our scheduled obligations for future lease payments on operating ground leases at March 31, 2022, and a reconciliation of those cash flows to the operating lease liability at March 31, 2022:

2022 (nine months remaining)	$331
2023	206
2024	162
2025	163
2026	165
Thereafter	6,042
Total	7,069
Discount	(3,890)
Lease liability	$3,179

Tenant Concentration

During the three months ended March 31, 2022, the Company’s rental revenues were derived from 201 tenants leasing 109 facilities.  During this period there were no tenants with rental revenue that exceeded 10% of the Company’s rental revenue.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our financial statements, including the notes to those financial statements, included elsewhere in this Quarterly Report on Form 10-Q (this “Report”). Some of the comments we make in this section are forward-looking statements within the meaning of the federal securities laws. For a complete discussion of forward-looking statements, see the section below entitled “Special Note Regarding Forward-Looking Statements.” Certain risk factors may cause actual results, performance or achievements to differ materially from those expressed or implied by the following discussion. For a discussion of such risk factors, see Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2021, that was filed with the U.S. Securities and Exchange Commission (the “SEC” or the “Commission”) on March 1, 2022. Unless otherwise indicated, all dollar and share amounts in the following discussion are presented in thousands.

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

Forward-looking statements involve numerous risks and uncertainties and you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data or methods which may be incorrect or imprecise and we may not be able to realize them. We do not guarantee that the transactions and events described will happen as described (or that they will happen at all). The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

●	defaults on or non-renewal of leases by tenants;
●	our ability to collect rents;
●	increases in interest rates and increased operating costs;
●	our failure to effectively hedge our interest rate risk;
●	difficulties in identifying healthcare facilities to acquire (due to increased competition or otherwise) and completing such acquisitions;
●	macroeconomic and geopolitical factors, including, but not limited to, inflationary pressures, interest rate volatility, global supply chain disruptions and ongoing geopolitical war;
●	the effects of the ongoing coronavirus (“COVID-19”) pandemic (including any related variants of the COVID-19 virus such as the Delta variant, Omicron variant, or others), which are highly uncertain, cannot be predicted and will depend upon future developments, including the severity of COVID-19, the duration of the outbreak and potential resurgences, plateaued or stagnant vaccination and booster rates, adequate testing and treatments and the prevalence of widespread immunity to COVID-19;
●	our ability to satisfy the covenants in our existing and any future debt agreements;
●	decreased rental rates or increased vacancy rates, including expected rent levels on acquired properties;
●	adverse economic or real estate conditions or developments, either nationally or in the markets in which our facilities are located;
●	our failure to generate sufficient cash flows to service our outstanding obligations;
●	our ability to satisfy our short and long-term liquidity requirements;
●	our ability to deploy the debt and equity capital we raise;
●	our ability to raise additional equity and debt capital on terms that are attractive or at all;
●	our ability to make distributions on shares of our common and preferred stock or to redeem our preferred stock;
●	expectations regarding the timing and/or completion of any acquisition;
●	expectations regarding the timing and/or completion of dispositions, and the expected use of proceeds therefrom;
●	general volatility of the market price of our common and preferred stock;
●	changes in our business or our investment or financing strategy;

●	our dependence upon key personnel whose continued service is not guaranteed;
●	our ability to identify, hire and retain highly qualified personnel in the future;
●	the degree and nature of our competition;
●	changes in healthcare laws, governmental regulations, tax rates and similar matters;
●	changes in current healthcare and healthcare real estate trends;
●	changes in expected trends in Medicare, Medicaid and commercial insurance reimbursement trends;
●	competition for investment opportunities;
●	our failure to successfully integrate acquired healthcare facilities;
●	our expected capital and tenant improvement expenditures;
●	changes in accounting policies generally accepted in the United States of America (“GAAP”);
●	lack of, or insufficient amounts of, insurance;
●	other factors affecting the real estate industry generally;
●	changes in the tax treatment of our distributions;
●	our failure to maintain our qualification as a real estate investment trust (“REIT”) for U.S. federal income tax purposes;
●	our ability to qualify for the safe harbors from the “100% Prohibited Transactions Tax” under the REIT rules with respect to our property dispositions; and
●	limitations imposed on our business and our ability to satisfy complex rules relating to REIT qualification for U.S. federal income tax purposes.

See Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2021 for further discussion of these and other risks, as well as the risks, uncertainties and other factors discussed in this Report and identified in other documents we may file with the SEC from time to time. You should carefully consider these risks before making any investment decisions in our company. New risks and uncertainties may also emerge from time to time that could materially and adversely affect us. While forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance. We disclaim any obligation to update or revise any forward-looking statement to reflect changes in underlying assumptions or factors, of new information, data or methods, future events or other changes after the date of this Report, except as required by applicable law. You should not place undue reliance on any forward-looking statements that are based on information currently available to us or the third parties making the forward-looking statements.

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
b.	To enhance the overall financial disclosure and provide the context within which financial information should be analyzed; and
c.	To provide information about the quality of, and potential variability of, our earnings and cash flow so that investors can ascertain the likelihood that past performance is indicative of future performance.

Overview

Global Medical REIT Inc. (the “Company,” “us,” “we,” or “our”) is an internally managed REIT that acquires healthcare facilities and leases those facilities to physician groups and regional and national healthcare systems.  We conduct our business through an umbrella partnership REIT, or UPREIT, structure in which our properties are owned by wholly owned subsidiaries of our operating partnership, Global Medical REIT L.P. (the “Operating Partnership”). Our wholly owned subsidiary, Global Medical REIT GP LLC, is the sole general partner of our Operating Partnership and, as of March 31, 2022, we owned 94.00% of the outstanding common operating partnership units (“OP Units”) of our Operating Partnership, with an aggregate of 6.00% of the Operating Partnership owned by holders of long-term incentive plan units (“LTIP Units”) and third-party limited partners who contributed properties or services to the Operating Partnership in exchange for OP Units.

Our revenues are derived from the rental and operating expense reimbursement payments we receive from our tenants, and most of our leases are medium to long-term triple net leases with contractual rent escalation provisions. Our primary expenses are depreciation, interest, and general and administrative expenses. We finance our acquisitions with a mixture of debt and equity primarily from our cash from operations, borrowings under our Credit Facility, and stock issuances.

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

Our Board of Directors (the “Board”)  continues to lead our environmental, social and governance (“ESG”) efforts. The Board has a standing ESG committee. The primary purpose of the ESG committee is to assist the Board in fulfilling our responsibilities to provide oversight and support of our commitment to ESG matters by overseeing: (1) our general ESG strategy and policies as set by our  management, (2) communications with our employees, investors, and other stakeholders with respect to ESG matters, (3) developments relating to, and improving our understanding of, ESG matters, (4) our compliance with certain ESG-related legal and regulatory requirements, and (5) coordination with other Board committees on ESG matters of common import.

We continue to improve and expand our efforts in the corporate sustainability arena through tenant outreach and data collection to benchmark our portfolio’s energy consumption and efficiency. We are in the process of collecting and compiling our energy consumption information for 2021 to submit for the 2021 GRESB assessment report.

Our commitment to employee engagement remains a high-priority, as we continue to make accommodations for health, safety, and work-life balance.

In 2021, we initiated a successful pilot project with a ride-share provider and national charitable organization in the greater Phoenix, Arizona metro area to provide transportation to healthcare facilities for those in need. We anticipate continuing this project during 2022.

Climate Change

We take climate change and the risks associated with climate change seriously. We are committed to aligning our investment strategy with science and have begun to monitor our portfolio for climate risk factors. We utilize utility and energy audits that are performed by third-party engineering consultants during the due diligence phase of our acquisitions. The energy consumption data that we collect is used to assess our facilities’ carbon emission levels. Capturing and tracking this information may help inform future mitigation and remediation efforts when possible. To that end, we are exploring ways to mitigate climate risk, should it be present, in our acquisition strategy, as well as ways to contribute to the reduction of climate impact through proactive asset management that looks for ways to incorporate renewable energy resources and energy utilization reduction. We stand with our communities, tenants, and stockholders in supporting meaningful solutions that address this global challenge and contribute to the sustainability of our business objectives.

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

In addition, COVID-19 has caused widespread labor shortages outside of the healthcare industry. These labor shortages have affected several of the outside consultants we rely on to, among other services, complete our property acquisitions, which, in certain circumstances, has affected those consultants’ ability to provide timely services to us.

The volatility of COVID-19 is unpredictable and there are no assurances that an equally or more volatile variant will not emerge in the future. Although to date our liquidity and operational and financial performance has not been materially affected by the COVID-19 pandemic, we cannot predict the effects future resurgences will have on our tenants and our business.

Executive Summary

The following table summarizes the primary changes in our business and operations during the periods presented.

	Three Months Ended March 31,
	2022	2021

	(in thousands, except per share and unit amounts)
Rental revenue	$31,852	$27,325
Depreciation and amortization expense	$13,179	$10,853
Interest expense	$4,801	$5,037
General and administrative expense	$4,197	$4,383

Net income attributable to common stockholders per share	$0.04	$0.03
FFO per share and unit(1)	$0.23	$0.23
AFFO per share and unit(1)	$0.24	$0.24
Dividends per share of common stock	$0.21	$0.205

Weighted average common stock outstanding	65,302	52,671
Weighted average OP Units outstanding	1,672	1,764
Weighted average LTIP Units outstanding	2,345	1,882
Total weighted average shares and units outstanding	69,319	56,317
(1)	See “—Non-GAAP Financial Measures,” for a description of our non-GAAP financial measures and a reconciliation of our non-GAAP financial measures.

	As of
	March 31,	December 31,
	2022	2021

	(dollars in thousands)
Investment in real estate, gross	$1,368,156	$1,343,003
Total debt, net	$586,049	$571,729
Weighted average interest rate	2.91%	2.87%
Total equity (including noncontrolling interest)	$652,617	$637,577
Net leasable square feet	4,426,403	4,343,467

Our Properties

Completed Acquisitions

During the three months ended March 31, 2022, we completed four acquisitions encompassing an aggregate of 80,781 leasable square feet for an aggregate contractual purchase price of $24 million with an aggregate annualized base rent of $1.7 million. As of March 31, 2022, our portfolio consisted of gross investment in real estate of $1.4 billion, which was comprised of 109 facilities with an aggregate of 4.4 million leasable square feet and an aggregate $105.4 million of annualized base rent.

Property Under Contract for Sale

On October 5, 2021, we entered into an agreement to sell a medical office building located in Belpre, Ohio for gross proceeds of approximately $44.6 million. The property had a net book value of approximately $29 million as of March 31, 2022. The transaction is expected to be completed no earlier than September 2022. The transaction is subject to various closing contingencies and, accordingly, it may not close on a timely basis or at all. We intend to reinvest the sales proceeds for future acquisitions.

Capital Raising Activity

In March 2022, the Company and the Operating Partnership entered into a Sales Agreement with certain sales agents, pursuant to which we may offer and sell, from time to time, up to $300 million of our common stock (the “2022 ATM Program”). No shares were sold under the 2022 ATM Program during the three months ended March 31, 2022.

In August 2020, the Company and the Operating Partnership entered into a Sales Agreement with certain sales agents, pursuant to which we could offer and sell, from time to time, up to $150 million of our common stock (the “2020 ATM Program”). During the three months ended March 31, 2022, we generated gross proceeds of $8.3 million through equity issuances of 0.5 million shares of our common stock at an average offering price of $17.38 per share through the 2020 ATM Program. The 2020 ATM Program was terminated upon the commencement of the 2022 ATM Program.

Debt Activity

During the three months ended March 31, 2022, we borrowed $14.1 million under our Credit Facility and made no repayments, for a net amount borrowed of $14.1 million. As of March 31, 2022, the net outstanding Credit Facility balance was $529.1 million and as of May 2, 2022, we had unutilized borrowing capacity under the Revolver of $171 million.

Recent Developments

Completed Acquisitions Subsequent to March 31, 2022

From April 1, 2022 through May 2, 2022, we completed two acquisitions encompassing an aggregate of 73,358 leasable square feet for an aggregate purchase price of $29.9 million with annualized base rent of $1.9 million.

Acquisitions Under Contract

As of May 2, 2022, we had four acquisitions under contract for an aggregate purchase price of approximately $52.6 million. We are currently in the due diligence period for our properties under contract. If we identify problems with any of these properties or the operator of any property during our due diligence review, we may not close the transactions on a timely basis or at all.

Sales under the 2022 ATM Program

From April 1, 2022 through May 2, 2022, we generated gross proceeds of $1.9 million through equity issuances of 0.1 million shares of our common stock at an average offering price of $16.24 per share through the 2022 ATM Program.

Trends Which May Influence Our Results of Operations

We believe the following trends may positively impact our results of operations:

●	An aging population. According to the 2020 U.S. Census, the nation’s 65-and-older population has grown rapidly since 2010, driven by the aging of Baby Boomers born between 1946 and 1964. The 65-and-older population grew by over a third during the past decade, and by 3.2% from 2018 to 2019. We believe this segment of the U.S. population will utilize many of the services provided at our healthcare facilities such as orthopedics, cardiac, gastroenterology and rehabilitation.

●	A continuing shift towards outpatient care. According to the American Hospital Association, patients are demanding more outpatient operations. We believe this shift in patient preference from inpatient to outpatient facilities will benefit our tenants as most of our properties consist of outpatient facilities.

●	Physician practice group and hospital consolidation. We believe the trend towards physician group consolidation will serve to strengthen the credit quality of our tenants if our tenants merge or are consolidated with larger health systems.

We believe the following trends may negatively impact our results of operations:

●	Increased interest rate environment. Due to a strong labor market and high inflation, the U.S. Federal Reserve raised the federal funds rate by 25 basis points (0.25%) in March 2022 and an additional 50 basis points (0.50%) in May 2022 and is expected to increase the federal funds rate at each of the remaining meetings in 2022. Additionally, the U.S. Federal Reserve announced that it will begin reducing the size of its balance sheet in 2022, which could also cause an increase in interest rates. Due to this interest rate environment, LIBOR, which is the current reference rate for our floating rate debt, is currently expected to increase to approximately 3.00% by the end of 2022 (based on the one-month LIBOR forward curve as of May 2, 2022), over 200 basis points (2.00%) from its current level. Based on our floating rate debt balance as of March 31, 2022, a 200 basis point increase in LIBOR would have caused our annual interest expense to increase by approximately $3.7 million.
●	Increased competition for acquisition opportunities. We face increased competition for our target asset classes from both private funds and other public REITs, among other types of investors. Medical office properties have proven to be a resilient asset class during the COVID-19 pandemic as many tenants of such properties continued to pay rent during the pandemic, which was not the case for many other types of commercial real estate. Given the resiliency of medical office buildings, many real estate funds are now competing for acquisition opportunities in medical real estate, which may cause a decrease in overall capitalization rates and may make it more difficult for us to locate acquisition opportunities that meet our investment and return criteria.

●	Continuation of the COVID-19 pandemic. U.S economic growth in 2021 rebounded substantially from 2020 as COVID-19 vaccines became readily available to most of the U.S. population. However, the rapid spread of the Omicron variant beginning in late 2021 and the resulting increase in hospital admissions stressed the U.S. healthcare system, as more people sought treatment for COVID-19 infections and many healthcare workers became unavailable due to them having left the profession or being infected themselves. We are unable to predict the overall effect it will have on the U.S. economy, and specifically within the healthcare industry, including whether labor shortages will continue in the healthcare industry, which may disrupt our tenants’ businesses or increase their recruitment and labor costs. In addition, COVID-19 has caused widespread labor shortages. These labor shortages have affected a number of the outside consultants we rely on to, among other things, complete our property acquisitions, which, in certain circumstances, has affected those consultants’ ability to provide timely services to us.

The volatility of COVID-19 is unpredictable and there are no assurances that an equally or more volatile variant will not emerge in the future.  Although to date our liquidity and operational and financial performance has not been materially affected by the COVID-19 pandemic, we cannot predict the effects future resurgences will have on our tenants and our business going forward.

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

Critical Accounting Estimates

The preparation of financial statements in conformity with GAAP requires our management to use judgment in the application of accounting policies, including making estimates and assumptions. We base estimates on the best information available to us at the time, our experience and on various other assumptions believed to be reasonable under the circumstances. These estimates affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If our judgment or interpretation of the facts and circumstances relating to various transactions or other matters had been different, it is possible that different accounting would have been applied, resulting in a different presentation of our financial statements. From time to time, we re-evaluate our estimates and assumptions. In the event estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current estimates and assumptions about matters that are inherently uncertain. Please refer to our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Commission on March 1, 2022, for further information regarding the critical accounting policies that affect our more significant estimates and judgments used in the preparation of our condensed consolidated financial statements included in Part I, Item 1 of this Report.

Consolidated Results of Operations

The major factor that resulted in variances in our results of operations for each revenue and expense category for the three  months ended March 31, 2022, compared to the same period in 2021, was the increase in the size of our property portfolio.  Our total investments in real estate, net of accumulated depreciation and amortization, was $1.2 billion and $1.1 billion as of March 31, 2022 and 2021, respectively.

Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021

	Three Months Ended March 31,
	2022	2021	$ Change

	(in thousands)
Revenue
Rental revenue	$31,852	$27,325	$4,527
Other income	23	24	(1)
Total revenue	31,875	27,349	4,526

Expenses
General and administrative	4,197	4,383	(186)
Operating expenses	5,372	3,687	1,685
Depreciation expense	9,402	7,848	1,554
Amortization expense	3,777	3,005	772
Interest expense	4,801	5,037	(236)
Preacquisition expense	40	66	(26)
Total expenses	27,589	24,026	3,563
Net income	$4,286	$3,323	$963

Revenue

Total Revenue

Total revenue for the three months ended March 31, 2022 was $31.9 million, compared to $27.3 million for the same period in 2021, an increase of $4.6 million. The increase was primarily the result of rental revenue earned from the facilities that we acquired after March 31, 2021, as well as from the recognition of a full three months of rental revenue in 2022 from acquisitions that were completed during the three months ended March 31, 2021. Within that increase, $4.0 million in revenue was recognized from net lease expense recoveries during the three months ended March 31, 2022, compared to $2.9 million for the same period in 2021.

Expenses

General and Administrative

General and administrative expenses for the three months ended March 31, 2022 were $4.2 million, compared to $4.4 million for the same period in 2021, a decrease of $0.2 million. The decrease resulted primarily from a reduction in non-cash LTIP compensation expense, which was $1.3 million for the three months ended March 31, 2022, compared to $1.7 million for the same period in 2021.

Operating Expenses

Operating expenses for the three months ended March 31, 2022 were $5.4 million, compared to $3.7 million for the same period in 2021, an increase of $1.7 million. The increase resulted primarily from $4.0 million of recoverable property operating expenses incurred during the three months ended March 31, 2022, compared to $2.9 million for the same period in 2021. In addition, our operating expenses included $0.8 million of property operating expenses from gross leases for the three months ended March 31, 2022, compared to $0.5 million for the same period in 2021.

Depreciation Expense

Depreciation expense for the three months ended March 31, 2022 was $9.4 million, compared to $7.8 million for the same period in 2021, an increase of $1.6 million. The increase resulted primarily from depreciation expense incurred on the facilities that we acquired after March 31, 2021, as well as from the recognition of a full three months of depreciation expense in 2022 from acquisitions that were completed during the three months ended March 31, 2021.

Amortization Expense

Amortization expense for the three months ended March 31, 2022 was $3.8 million, compared to $3.0 million for the same period in 2021, an increase of $0.8 million. The increase resulted primarily from amortization expense incurred on the facilities that we acquired after March 31, 2021, as well as from the recognition of a full three months of amortization expense in 2022 from acquisitions that were completed during the three months ended March 31, 2021.

Interest Expense

Interest expense for the three months ended March 31, 2022 was $4.8 million, compared to $5.0 million for the same period in 2021, a decrease of $0.2 million. This decrease was primarily due to lower interest rates during the three months ended March 31, 2022.

The weighted average interest rate of our debt for the three months ended March 31, 2022 was 2.87% compared to 3.17% for the same period in 2021. Additionally, the weighted average interest rate and term of our debt was 2.91% and 4.03 years at March 31, 2022.

Net Income

Net income for the three months ended March 31, 2022 was $4.3 million, compared to $3.3 million for the same period in 2021, an increase of $1.0 million.

Assets and Liabilities

As of March 31, 2022 and December 31, 2021, our principal assets consisted of investments in real estate, net, of $1.2 billion. We completed four acquisitions during the three months ended March 31, 2022.  Our liquid assets consisted primarily of cash and cash equivalents and restricted cash of $8.2 million and $12.8 million, as of March 31, 2022 and December 31, 2021, respectively.

The decrease in our cash and cash equivalents and restricted cash balances to $8.2 million as of March 31, 2022, compared to $12.8 million as of December 31, 2021, was primarily due to funds used to acquire real estate and pay dividends to our common and preferred stockholders and OP Unit and LTIP Unit holders of our Operating Partnership. Cash outflows were partially offset by borrowings on our Credit Facility, net proceeds received from ATM equity offerings, and net cash provided by operating activities.

The increase in our total liabilities to $632.9 million as of March 31, 2022 compared to $625.9 million as of December 31, 2021, was primarily the result of higher net borrowings outstanding, partially offset by decreases in the derivative liability balance and the accounts payable and accrued expenses balance.

Liquidity and Capital Resources

General

Our short-term (up to 12 months) liquidity requirements include:

●	Interest expense and scheduled principal payments on outstanding indebtedness;
●	General and administrative expenses;
●	Property operating expenses;
●	Property acquisitions;
●	Distributions to our common and preferred stockholders and OP Unit and LTIP Unit holders in our Operating Partnership; and
●	Capital and tenant improvements.

In 2022, we are contractually obligated to pay, or have capital commitments for, principal and interest payments on our outstanding debt, and ground and operating lease expenses. In addition, our preferred stock becomes redeemable by us beginning in September 2022. The liquidation preference for our preferred stock is $77.6 million, and, if we decide to fully redeem, we would be required to pay this amount plus fees and expenses.

Our long-term (beyond 12 months) liquidity requirements consist primarily of funds necessary to pay for acquisitions, capital and tenant improvements at our properties, scheduled debt maturities, general and administrative expenses, operating expenses, and distributions. Beyond 2022, we are contractually obligated to pay, or have capital commitments for, principal and interest payments on our outstanding debt and ground and operating lease expenses.

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

Equity Issuances

During the three months ended March 31, 2022, the Company generated gross proceeds of $8.3 million through equity issuances of 0.5 million shares of our common stock at an average offering price of $17.38 per share through the 2020 ATM Program.

From April 1, 2022 through May 2, 2022, we generated gross proceeds of $1.9 million through equity issuances of 0.1 million shares of our common stock at a weighted average offering price of $16.24 per share through the 2022 ATM program.

Debt Financing

Credit Facility. Our Credit Facility consists of a $350 million Term Loan and a $400 million Revolver. The Credit Facility also contains a $500 million accordion feature. As of May 2, 2022, we had unutilized borrowing capacity under the Revolver of $171 million.

The Credit Facility is an unsecured facility with a term of four years for the Revolver (subject to two, six-month extension options) and a term of five years for the Term Loan.

We are subject to a number of financial covenants under the Credit Facility, including, among other things, the following as of the end of each fiscal quarter, (i) a maximum consolidated unsecured leverage ratio of less than 60%, (ii) a maximum consolidated secured leverage ratio of less than 30%, (iii) a maximum consolidated secured recourse leverage ratio of less than 10%, (iv) a minimum fixed charge coverage ratio of 1.50:1.00, (v) a minimum unsecured interest coverage ratio of 1.50:1.00, (vi) a maximum consolidated leverage ratio of less than 60%, and (vii) a minimum net worth of $345 million plus 75% of all net proceeds raised through equity offerings subsequent to December 31, 2020. As of May 2, 2022, management believed it complied with all of the financial and non-financial covenants contained in the Credit Facility.

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

LIBOR Transition. In July 2017, the Financial Conduct Authority, which regulates LIBOR, announced its intention to stop compelling banks to submit rates for the calculation of LIBOR after 2021. As a result, the Federal Reserve Board and the Federal

Reserve Bank of New York organized the Alternative Reference Rates Committee which identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative to LIBOR in derivatives and other financial contracts. On December 31, 2021, Ice Benchmark Administration, the administrator of LIBOR, announced plans to cease publication for all USD LIBOR tenors (except the one- and two-week tenors, which ceased on December 31, 2021) on June 30, 2023. The Credit Facility provides that, on or about the LIBOR cessation date (subject to an early opt-in election), LIBOR shall be replaced as a benchmark rate in the Credit Facility with term SOFR (or another alternative rate if term SOFR is not able to be determined), with such adjustments to cause the new benchmark rate to be economically equivalent to LIBOR at the time of the LIBOR cessation date.

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

Cash Flow Information

Net cash provided by operating activities for the three months ended March 31, 2022 was $16.4 million, compared to $15.3 million for the same period in 2021. The increase during the 2022 period was primarily due to the increase in net income as well as increases in depreciation and amortization expenses compared to the same period in 2021.

Net cash used in investing activities for the three months ended March 31, 2022 was $26.6 million, compared to $43.8 million for the same period in 2021. The decrease during the 2022 period was primarily the result of less real estate investment activity compared to the same period in 2021.

Net cash provided by financing activities for the three months ended March 31, 2022 was $5.6 million, compared to $28.9 million for the same period in 2021. The decrease during the 2022 period was primarily due to less proceeds received from equity offerings, partially offset by net borrowings on our Credit Facility.

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

A reconciliation of net income to FFO and AFFO for the three months ended March 31, 2022 and 2021 is as follows:

	Three Months Ended March 31,
	2022	2021

	(unaudited, in thousands except per share and unit amounts)
Net income	$4,286	$3,323
Less: Preferred stock dividends	(1,455)	(1,455)
Depreciation and amortization expense	13,151	10,826
FFO	$15,982	$12,694
Amortization of above market leases, net	199	60
Straight line deferred rental revenue	(1,195)	(1,404)
Stock-based compensation expense	1,287	1,715
Amortization of debt issuance costs and other	515	425
Preacquisition expense	40	66
AFFO	$16,828	$13,556

Net income attributable to common stockholders per share – basic and diluted	$0.04	$0.03
FFO per share and unit	$0.23	$0.23
AFFO per share and unit	$0.24	$0.24

Weighted Average Shares and Units Outstanding – basic and diluted	69,319	56,317

Weighted Average Shares and Units Outstanding:
Weighted Average Common Shares	65,302	52,671
Weighted Average OP Units	1,672	1,764
Weighted Average LTIP Units	2,345	1,882
Weighted Average Shares and Units Outstanding – basic and diluted	69,319	56,317

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

A reconciliation of net income to EBITDAre and Adjusted EBITDAre for the three months ended March 31, 2022 and 2021 is as follows:

	Three Months Ended March 31,
	2022	2021

	(unaudited and in thousands)
Net income	$4,286	$3,323
Interest expense	4,801	5,037
Depreciation and amortization expense	13,179	10,853
EBITDAre	$22,266	$19,213
Stock-based compensation expense	1,287	1,715
Amortization of above market leases, net	199	60
Preacquisition expense	40	66
Adjusted EBITDAre	$23,792	$21,054

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

As of March 31, 2022, we had $186.7 million of unhedged borrowings outstanding under the Revolver (before the netting of unamortized debt issuance costs) that bears interest at a variable rate. See “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Liquidity and Capital Resources” for a detailed discussion of our Credit Facility. At March 31, 2022, LIBOR on our outstanding floating-rate borrowings was 0.33%. Assuming no increase in the amount of our variable interest rate debt, (i) if LIBOR increased 100 basis points, our cash flow would decrease by approximately $1.9 million annually, and (ii) if LIBOR increased 200 basis points, our cash flow would decrease by approximately $3.7 million annually. Assuming no increase in the amount of our variable rate debt, if LIBOR were reduced 100 basis points, our cash flow would increase by approximately $1.9 million annually.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act that are designed to ensure that information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to management, including the principal executive and financial officer as appropriate, to allow timely decisions regarding required disclosures. Our principal executive officer and principal financial officer evaluated the effectiveness of disclosure controls and procedures as of March 31, 2022 pursuant to Rule 13a-15(b) under the Exchange Act. Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this Report, the Company’s disclosure controls and procedures were effective to ensure that information required to be included in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

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

Item 1A. Risk Factors

During the three months ended March 31, 2022, there were no material changes to the risk factors that were disclosed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 1, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 14, 2022, the Company issued 35,000 shares of its common stock to Minnite Family, LLC (the “LLC”) in connection with the LLC’s redemption of 35,000 OP Units issued to the LLC by the Operating Partnership on April 19, 2018 in connection with the LLC’s contribution of certain assets to the Operating Partnership. Pursuant to the terms of the Operating Partnership’s partnership agreement, OP Units may be redeemed by the holder after a one-year holding period for either cash or shares of common stock of the Company, such form of redemption consideration to be determined at the sole discretion of the Company. The issuance of these shares of common stock was effected in reliance upon the exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, based on the fact that the issuance was not a “public offering” as defined in Section 4(a)(2) due to the insubstantial number of persons involved in the transaction, manner of the issuance and number of securities issued.

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

GLOBAL MEDICAL REIT INC.

Date: May 6, 2022	By:	/s/ Jeffrey M. Busch
Jeffrey M. Busch
Chief Executive Officer (Principal Executive Officer)

Date: May 6, 2022	By:	/s/ Robert J. Kiernan
Robert J. Kiernan
Chief Financial Officer (Principal Financial and Accounting Officer)