Form 10-Q
period 2022-06-30
Global Medical REIT Inc.
filed 2022-08-05
CIK 1533615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

The number of shares of the registrant’s common stock outstanding at August 1, 2022 was 65,518,306

PART I   FINANCIAL INFORMATION

GLOBAL MEDICAL REIT INC.

Condensed Consolidated Balance Sheets

(unaudited and in thousands, except par values)

	As of
	June 30, 2022	December 31, 2021
Assets
Investment in real estate:
Land	$165,045	$152,060
Building	1,049,876	985,091
Site improvements	20,805	19,021
Tenant improvements	62,500	58,900
Acquired lease intangible assets	146,339	127,931
	1,444,565	1,343,003
Less: accumulated depreciation and amortization	(172,006)	(143,255)
Investment in real estate, net	1,272,559	1,199,748
Cash and cash equivalents	5,873	7,213
Restricted cash	8,327	5,546
Tenant receivables, net	6,189	6,070
Due from related parties	337	163
Escrow deposits	7,708	5,957
Deferred assets	27,731	25,417
Derivative asset	16,583	1,236
Goodwill	5,903	5,903
Other assets	6,056	6,232
Total assets	$1,357,266	$1,263,485

Liabilities and Equity
Liabilities:
Credit Facility, net of unamortized debt issuance costs of $7,113 and $8,033 at June 30, 2022 and December 31, 2021, respectively	$602,987	$514,567
Notes payable, net of unamortized debt issuance costs of $530 and $607 at June 30, 2022 and December 31, 2021, respectively	56,687	57,162
Accounts payable and accrued expenses	11,922	10,344
Dividends payable	15,926	15,668
Security deposits	5,304	4,540
Derivative liability	—	7,790
Other liabilities	7,428	7,709
Acquired lease intangible liability, net	7,903	8,128
Total liabilities	708,157	625,908
Commitments and Contingencies
Equity:
Preferred stock, $0.001 par value, 10,000 shares authorized; 3,105 issued and outstanding at June 30, 2022 and December 31, 2021, respectively (liquidation preference of $77,625 at June 30, 2022 and December 31, 2021, respectively)	74,959	74,959
Common stock, $0.001 par value, 500,000 shares authorized; 65,518 shares and 64,880 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	66	65
Additional paid-in capital	722,074	711,414
Accumulated deficit	(179,614)	(157,017)
Accumulated other comprehensive income (loss)	16,527	(6,636)
Total Global Medical REIT Inc. stockholders' equity	634,012	622,785
Noncontrolling interest	15,097	14,792
Total equity	649,109	637,577
Total liabilities and equity	$1,357,266	$1,263,485

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL MEDICAL REIT INC.

Condensed Consolidated Statements of Operations

(unaudited and in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Revenue
Rental revenue	$33,679	$28,200	$65,530	$55,525
Other income	18	61	42	85
Total revenue	33,697	28,261	65,572	55,610

Expenses
General and administrative	4,336	4,285	8,534	8,667
Operating expenses	6,000	3,303	11,372	6,991
Depreciation expense	9,898	8,292	19,300	16,140
Amortization expense	4,138	3,135	7,915	6,140
Interest expense	5,401	5,020	10,202	10,057
Preacquisition expense	90	62	130	128
Total expenses	29,863	24,097	57,453	48,123

Net income	$3,834	$4,164	$8,119	$7,487
Less: Preferred stock dividends	(1,455)	(1,455)	(2,911)	(2,911)
Less: Net income attributable to noncontrolling interest	(143)	(156)	(313)	(268)
Net income attributable to common stockholders	$2,236	$2,553	$4,895	$4,308

Net income attributable to common stockholders per share – basic and diluted	$0.03	$0.04	$0.07	$0.08

Weighted average shares outstanding – basic and diluted	65,507	61,194	65,405	56,956

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL MEDICAL REIT INC.

Condensed Consolidated Statements of Comprehensive Income

(unaudited and in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Net income	$3,834	$4,164	$8,119	$7,487
Other comprehensive income:
Increase in fair value of interest rate swap agreements	5,770	804	23,163	4,435
Total other comprehensive income	5,770	804	23,163	4,435
Comprehensive income	9,604	4,968	31,282	11,922
Less: Preferred stock dividends	(1,455)	(1,455)	(2,911)	(2,911)
Less: Comprehensive income attributable to noncontrolling interest	(491)	(202)	(1,706)	(529)
Comprehensive income attributable to common stockholders	$7,658	$3,311	$26,665	$8,482

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL MEDICAL REIT INC.

Condensed Consolidated Statements of Equity

(unaudited and in thousands, except per share amounts)

For the Six Months Ended June 30, 2022:

								Global
							Accumulated	Medical
					Additional		Other	REIT Inc.	Non-
	Common Stock		Preferred Stock		Paid-in	Accumulated	Comprehensive	Stockholders’	controlling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity	Interest	Equity
Balances, December 31, 2021	64,880	$65	3,105	$74,959	$711,414	$(157,017)	$(6,636)	$622,785	$14,792	$637,577
Net income	—	—	—	—	—	7,806	—	7,806	313	8,119
Issuance of shares of common stock, net	598	1	—	—	9,978	—	—	9,979	—	9,979
LTIP Units and OP Units redeemed for common stock	40	—	—	—	682	—	—	682	(682)	—
Change in fair value of interest rate swap agreements	—	—	—	—	—	—	23,163	23,163	—	23,163
Stock-based compensation expense	—	—	—	—	—	—	—	—	2,576	2,576
Dividends to common stockholders ($0.42 per share)	—	—	—	—	—	(27,492)	—	(27,492)	—	(27,492)
Dividends to preferred stockholders ($0.9375 per share)	—	—	—	—	—	(2,911)	—	(2,911)	—	(2,911)
Dividends to noncontrolling interest	—	—	—	—	—	—	—	—	(1,902)	(1,902)
Balances, June 30, 2022	65,518	$66	3,105	$74,959	$722,074	$(179,614)	$16,527	$634,012	$15,097	$649,109

For the Three Months Ended June 30, 2022:

								Global
							Accumulated	Medical
					Additional		Other	REIT Inc.	Non-
	Common Stock		Preferred Stock		Paid-in	Accumulated	Comprehensive	Stockholders’	controlling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Equity	Interest	Equity
Balances, March 31, 2022	65,400	$65	3,105	$74,959	$720,306	$(168,089)	$10,757	$637,998	$14,619	$652,617
Net income	—	—	—	—	—	3,691	—	3,691	143	3,834
Issuance of shares of common stock, net	118	1	—	—	1,768	—	—	1,769	—	1,769
Change in fair value of interest rate swap agreements	—	—	—	—	—	—	5,770	5,770	—	5,770
Stock-based compensation expense	—	—	—	—	—	—	—	—	1,289	1,289
Dividends to common stockholders ($0.21 per share)	—	—	—	—	—	(13,760)	—	(13,760)	—	(13,760)
Dividends to preferred stockholders ($0.46875 per share)	—	—	—	—	—	(1,456)	—	(1,456)	—	(1,456)
Dividends to noncontrolling interest	—	—	—	—	—	—	—	—	(954)	(954)
Balances, June 30, 2022	65,518	$66	3,105	$74,959	$722,074	$(179,614)	$16,527	$634,012	$15,097	$649,109

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

GLOBAL MEDICAL REIT INC.

Condensed Consolidated Statements of Cash Flows

(unaudited and in thousands)

	Six Months Ended June 30,
	2022	2021
Operating activities
Net income	$8,119	$7,487
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	19,300	16,140
Amortization of acquired lease intangible assets	7,871	6,097
Amortization of above market leases, net	514	145
Amortization of debt issuance costs and other	1,029	930
Stock-based compensation expense	2,576	3,327
Capitalized preacquisition and other costs charged to expense	190	84
Reserve for uncollectible accounts	—	(100)
Other	45	22
Changes in operating assets and liabilities:
Tenant receivables	(119)	810
Deferred assets	(2,314)	(2,778)
Other assets and liabilities	323	5
Accounts payable and accrued expenses	1,621	862
Security deposits	764	45
Net cash provided by operating activities	39,919	33,076

Investing activities
Purchase of land, buildings, and other tangible and intangible assets and liabilities	(99,917)	(115,545)
Escrow deposits for purchase of properties	(794)	1,020
Advances made to related parties	(174)	(162)
Capital expenditures on existing real estate investments	(1,509)	(1,284)
Net cash used in investing activities	(102,394)	(115,971)

Financing activities
Net proceeds received from common equity offerings	9,979	194,455
Escrow deposits required by third party lenders	(957)	(1,734)
Repayment of notes payable	(552)	(446)
Proceeds from Credit Facility	92,500	133,100
Repayment of Credit Facility	(5,000)	(207,200)
Payment of debt issuance costs	(7)	(6,177)
Dividends paid to common stockholders, and OP Unit and LTIP Unit holders	(29,136)	(24,575)
Dividends paid to preferred stockholders	(2,911)	(2,911)
Net cash provided by financing activities	63,916	84,512
Net increase in cash and cash equivalents and restricted cash	1,441	1,617
Cash and cash equivalents and restricted cash—beginning of period	12,759	10,753
Cash and cash equivalents and restricted cash—end of period	$14,200	$12,370

Supplemental cash flow information:
Cash payments for interest	$9,046	$9,182

Noncash financing and investing activities:
Accrued dividends payable	$15,926	$15,251
Interest rate swap agreements fair value change recognized in other comprehensive income	$(23,163)	$(4,435)
OP Units and LTIP Units redeemed for common stock	$682	$751
Accrued common stock offering costs	$—	$22
Accrued capital expenditures included in accounts payable and accrued expenses	$1,697	$574

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL MEDICAL REIT INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

(in thousands, except per share amounts or as otherwise indicated)

Note 1 – Organization

Global Medical REIT Inc. (the “Company”) is a Maryland corporation engaged primarily in the acquisition of purpose-built healthcare facilities and the leasing of those facilities to strong healthcare systems and physician groups with leading market share. The Company holds its facilities and conducts its operations through a Delaware limited partnership subsidiary named Global Medical REIT L.P. (the “Operating Partnership”). The Company serves as the sole general partner of the Operating Partnership through a wholly owned subsidiary of the Company named Global Medical REIT GP LLC, a Delaware limited liability company. As of June 30, 2022, the Company was the 93.97% limited partner of the Operating Partnership, with an aggregate of 6.03% of the Operating Partnership owned by holders of long-term incentive plan units (“LTIP Units”) and third-party limited partners who contributed properties or services to the Operating Partnership in exchange for common limited partnership units (“OP Units”).

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

Investment in Real Estate

The Company determines when an acquisition meets the definition of a business or alternatively should be accounted for as an asset acquisition in accordance with Accounting Standard Codification (“ASC”) Topic 805 “Business Combinations” (“ASC Topic

805”), which requires that, when substantially all of the fair value of an acquisition is concentrated in a single identifiable asset or a group of similar identifiable assets, the asset or group of similar identifiable assets does not meet the definition of a business and therefore is required to be accounted for as an asset acquisition. Transaction costs are capitalized for asset acquisitions and expensed as incurred for business combinations. All our facility acquisitions for the six months ended June 30, 2022 and 2021 have been accounted for as asset acquisitions because substantially all the fair value of the gross assets the Company acquired were concentrated in a single asset or group of similar identifiable assets.

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

Revenue Recognition

The Company’s operations primarily consist of rental revenue earned from tenants under leasing arrangements which provide for minimum rent and escalations. The leases have been accounted for as operating leases. For operating leases with contingent rental escalators, revenue is recorded based on the contractual cash rental payments due during the period. Revenue from leases with fixed annual rental escalators are recognized on a straight-line basis over the initial lease term, subject to a collectability assessment, with the difference between the contractual rental receipts and the straight-line amounts recorded as a “deferred rent receivable.” Additionally, the Company recognizes as a component of rental revenue “expense recoveries” revenue, which represents revenue recognized related to tenant reimbursement of real estate taxes, insurance, and certain other operating expenses (“tenant reimbursements”). The Company recognizes these reimbursements and related expenses on a gross basis in its Condensed Consolidated Statements of Operations.

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

	As of June 30,
	2022	2021
Cash and cash equivalents	$5,873	$5,821
Restricted cash	8,327	6,549
Total cash and cash equivalents and restricted cash	$14,200	$12,370

Tenant Receivables, Net

The tenant receivable balance as of June 30, 2022 and December 31, 2021 was $6,189 and $6,070, respectively. The balance as of June 30, 2022 consisted of $1,143 in funds owed from the Company’s tenants for rent that the Company had earned but had not yet received, $1,149 of loans that were made to two of the Company’s tenants, and $3,897 of tenant reimbursements. The balance as of December 31, 2021 consisted of $1,309 in funds owed from the Company’s tenants for rent that the Company had earned but had not yet received, $1,158 of loans that were made to two of the Company’s tenants, and $3,603 of tenant reimbursements.

Receivables arising from operating leases are accounted for in accordance with ASC Topic 842 “Leases” (“ASC Topic 842”). The Company assesses the likelihood of losses resulting from tenant defaults, or the inability of tenants to make contractual rent and tenant reimbursements at each reporting date. The Company also monitors the liquidity and creditworthiness of its tenants and operators on a continuous basis. If the likelihood of a tenant paying its lease payments is determined to no longer be probable, all tenant receivables, including deferred rent, are written off against revenue and any future revenue for that tenant is recognized only upon receipt of cash. In addition, as of June 30, 2022 and December 31, 2021, the Company had a portfolio level reserve of $350 on those leases that were probable of collection to ensure that the tenant lease receivables were not overstated.

Escrow Deposits

The escrow balance as of June 30, 2022 and December 31, 2021 was $7,708 and $5,957, respectively. Escrow deposits include funds held in escrow to be used for the acquisition of properties in the future and for the payment of taxes, insurance, and other amounts as stipulated by the Company’s Cantor Loan, as hereinafter defined.

Deferred Assets

The deferred assets balance as of June 30, 2022 and December 31, 2021 was $27,731 and $25,417, respectively. The balance as of June 30, 2022 consisted of $27,583 in deferred rent receivables resulting from the recognition of revenue from leases with fixed annual rental escalations on a straight-line basis and $148 of other deferred costs. The balance as of December 31, 2021 consisted of $25,356 in deferred rent receivables resulting from the recognition of revenue from leases with fixed annual rental escalations on a straight-line basis and $61 of other deferred costs.

Other Assets

The other assets balance as of June 30, 2022 and December 31, 2021 was $6,056 and $6,232, respectively. The balance as of June 30, 2022 consisted of $3,647 for right of use assets, $741 in preacquisition and other capitalized costs related to our properties, $1,474 in prepaid assets, and $194 for net capitalized software costs and miscellaneous assets. The balance as of December 31, 2021 consisted of $3,809 for right of use assets, $257 in preacquisition and other capitalized costs related to our properties, $1,916 in prepaid assets, and $250 for net capitalized software costs and miscellaneous assets. Refer to Note 8 – “Leases” for additional details on right of use assets.

Derivative Instruments - Interest Rate Swaps

As of June 30, 2022 and December 31, 2021, the Company's balance related to interest rate swap derivative instruments that were designated as cash flow hedges of interest rate risk was an asset of $16,583 and a net liability of $6,554, respectively. In accordance with the Company’s risk management strategy, the purpose of the interest rate swaps is to manage interest rate risk for certain of the Company’s variable-rate debt. The interest rate swaps involve the Company’s receipt of variable-rate amounts from the counterparties in exchange for the Company making fixed-rate payments over the life of the agreements. The Company accounts for derivative instruments in accordance with the provisions of ASC Topic 815, “Derivatives and Hedging.” Refer to Note 4 – “Credit Facility, Notes Payable and Derivative Instruments” for additional details.

Goodwill

As of June 30, 2022 and December 31, 2021, the Company’s goodwill balance was $5,903. Goodwill represents the excess of consideration paid over the fair value of underlying identifiable net assets of businesses acquired. Goodwill has an indefinite life and is not amortized, but is tested for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company’s policy is to perform its annual goodwill impairment evaluation as of the first day of the fourth quarter of its fiscal year. The Company has one reporting unit.

Assets Held for Sale and Sales of Real Estate

The Company classifies a property as held for sale when the following criteria are met: (i) management, having the authority to approve action, commits to a plan to sell the property in its present condition, (ii) the sale of the property is at a price reasonable in relation to its current fair value and (iii) the sale is probable and expected to be completed within one year. At that time, the Company presents the assets and obligations associated with the real estate held for sale separately in its Condensed Consolidated Balance Sheets and ceases recording depreciation and amortization expense related to that asset.  Real estate held for sale is reported at the lower of its carrying amount or its estimated fair value less estimated costs to sell. None of the Company’s properties were classified as held for sale as of June 30, 2022 or December 31, 2021.

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

Other Liabilities

The other liabilities balance as of June 30, 2022 and December 31, 2021 was $7,428 and $7,709, respectively. The balance as of June 30, 2022 consisted of $3,112 for right of use liabilities and $4,316 of prepaid rent. The balance as of December 31, 2021 consisted of $4,479 for right of use liabilities and $3,230 of prepaid rent. Refer to Note 8 – “Leases” for additional details on right of use liabilities.

Recent Accounting Pronouncements

Reference Rate Reform

Accounting Standards Update (“ASU”) 2020-04, Reference Rate Reform (Topic 848) (“ASU 2020-04”) contains practical expedients for reference rate reform-related activities that impact debt, leases, derivatives, and other contracts. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. As of June 30, 2022, the Company had elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. The Company continues to evaluate the impact of the guidance and may apply other elections as applicable as additional changes in the market occur.

Note 3 – Property Portfolio

Summary of Properties Acquired During the Six Months Ended June 30, 2022

During the six months ended June 30, 2022 the Company completed nine acquisitions. For each acquisition, substantially all of the fair value was concentrated in a single identifiable asset or group of similar identifiable assets and, therefore, each acquisition represents an asset acquisition. Accordingly, transaction costs for these acquisitions were capitalized.

A rollforward of the gross investment in land, building, improvements, and acquired lease intangible assets as of June 30, 2022 resulting from these acquisitions is as follows:

			Site	Tenant	Acquired Lease	Gross Investment in
	Land	Building	Improvements	Improvements	Intangible Assets	Real Estate
Balances as of December 31, 2021	$152,060	$985,091	$19,021	$58,900	$127,931	$1,343,003
Facility Acquired – Date Acquired:
Gainesville – 2/4/22	555	3,899	76	199	575	5,304
Grand Rapids – 2/28/22	1,238	4,976	221	270	595	7,300
Sarasota – 3/29/22	747	3,703	84	331	1,263	6,128
Greenwood – 3/30/22	929	4,332	194	360	426	6,241
Fairbanks – 4/1/22	1,782	12,262	215	753	7,946	22,958
Rocky Point – 4/8/22	613	6,243	223	317	589	7,985
Fairfax – 5/11/22	4,012	13,238	399	310	3,304	21,263
Lee's Summit – 5/19/22	1,349	4,101	83	410	674	6,617
Lexington – 5/27/22	1,760	11,350	289	556	3,036	16,991
Capitalized costs(1)	—	681	—	94	—	775
Total Additions:	12,985	64,785	1,784	3,600	18,408	101,562
Balances as of June 30, 2022	$165,045	$1,049,876	$20,805	$62,500	$146,339	$1,444,565

(1)   Represents capital projects that were completed and placed in service during the six months ended June 30, 2022 related to the Company’s existing facilities.

Depreciation expense was $9,898 and $19,300 for the three and six months ended June 30, 2022, respectively, and $8,292 and $16,140 for the three and six months ended June 30, 2021, respectively.

As of June 30, 2022, the Company had aggregate capital improvement commitments and obligations to improve, expand, and maintain the Company’s existing facilities of approximately $24,183. Many of these amounts are subject to contingencies that make it difficult to predict when they will be utilized, if at all. In accordance with the terms of the Company’s leases, capital improvement obligations in the next twelve months could total up to approximately $20,403.

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

Lease Intangible Assets and Liabilities

The following is a summary of the carrying amount of lease intangible assets and liabilities as of the dates presented:

	As of June 30, 2022
		Accumulated
	Cost	Amortization	Net
Assets
In-place leases	$79,661	$(29,172)	$50,489
Above market leases	28,061	(7,998)	20,063
Leasing costs	38,617	(12,538)	26,079
	$146,339	$(49,708)	$96,631
Liability
Below market leases	$12,694	$(4,791)	$7,903

	As of December 31, 2021
		Accumulated
	Cost	Amortization	Net
Assets
In-place leases	$70,527	$(23,638)	$46,889
Above market leases	22,615	(6,407)	16,208
Leasing costs	34,789	(10,201)	24,588
	$127,931	$(40,246)	$87,685
Liability
Below market leases	$11,842	$(3,714)	$8,128

The following is a summary of the acquired lease intangible amortization:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Amortization expense related to in-place leases	$2,895	$2,168	$5,534	$4,258
Amortization expense related to leasing costs	$1,221	$945	$2,337	$1,839
Decrease in rental revenue related to above market leases	$866	$542	$1,591	$1,033
Increase in rental revenue related to below market leases	$551	$457	$1,077	$888

As of June 30, 2022, scheduled future aggregate net amortization of the acquired lease intangible assets and liabilities for each year ended December 31 is listed below:

	Net Decrease	Net Increase
	in Revenue	in Expenses
2022 (six months remaining)	$(742)	$8,366
2023	(1,515)	15,823
2024	(1,356)	13,693
2025	(1,745)	10,219
2026	(1,822)	8,500
Thereafter	(4,980)	19,967
Total	$(12,160)	$76,568

As of June 30, 2022, the weighted average amortization periods for asset lease intangibles and liability lease intangibles were 4.7 years and 3.6 years, respectively.

Note 4 – Credit Facility, Notes Payable and Derivative Instruments

Credit Facility

As of June 30, 2022, the Company, the Operating Partnership, as borrower, and certain of its subsidiaries (such subsidiaries, the “Subsidiary Guarantors”) were parties to an amended and restated $750 million unsecured syndicated credit facility with JPMorgan Chase Bank, N.A. (“JPMorgan”), as administrative agent (the “Credit Facility”). The Credit Facility consists of a $350 million term loan component (the “Term Loan”) and a $400 million revolver component (the “Revolver”). The Credit Facility also includes a $500 million accordion feature. The Term Loan matures in May 2026 and the Revolver matures in May 2025, with two six-month extension options. Amounts outstanding under the Credit Facility bear interest at a floating rate that is based on LIBOR plus a specified margin based on the Company’s leverage.

The Operating Partnership is subject to a number of financial covenants under the Credit Facility, including, among other things, the following as of the end of each fiscal quarter, (i) a maximum consolidated unsecured leverage ratio of less than 60%, (ii) a maximum consolidated secured leverage ratio of less than 30%, (iii) a maximum consolidated secured recourse leverage ratio of less than 10%, (iv) a minimum fixed charge coverage ratio of 1.50:1.00, (v) a minimum unsecured interest coverage ratio of 1.50:1.00, (vi) a maximum consolidated leverage ratio of less than 60%, and (vii) a minimum net worth of $345 million plus 75% of all net proceeds raised through equity offerings subsequent to December 31, 2020. As of June 30, 2022, management believed it complied with all of the financial and non-financial covenants contained in the Credit Facility.

On August 1, 2022, the Company entered into an amendment to the Credit Facility, that, among other things: (i) added a new $150 million delayed-draw term loan, which matures on February 1, 2028; (ii) extended the maturity date of the Revolver from May 2025 to August 2026; and (iii) transitioned all LIBOR-based loans under the Credit Facility to SOFR-based loans. See Note 10 – “Subsequent Events” for additional information regarding the amendment to the Credit Facility.

The Company has entered into interest rate swaps to hedge its interest rate risk on the Term Loan and the new $150 million delayed-draw term loan. For additional information related to the interest rate swaps, see the “Derivative Instruments - Interest Rate Swaps” section herein.

During the six months ended June 30, 2022, the Company borrowed $92,500 under the Credit Facility and repaid $5,000, for a net amount borrowed of $87,500. During the six months ended June 30, 2021, the Company borrowed $133,100 under the Credit Facility and repaid $207,200 for a net amount repaid of $74,100. Interest expense incurred on the Credit Facility was $4,208 and $7,822 for the three and six months ended June 30, 2022, respectively, and $3,749 and $7,601 for the three and six months ended June 30, 2021, respectively.

As of June 30, 2022 and December 31, 2021, the Company had the following outstanding borrowings under the Credit Facility:

	June 30, 2022	December 31, 2021
Revolver	$260,100	$172,600
Term Loan	350,000	350,000
Less: Unamortized debt issuance costs	(7,113)	(8,033)
Credit Facility, net	$602,987	$514,567

Costs incurred related to the Credit Facility, net of accumulated amortization, are netted against the Company’s “Credit Facility, net of unamortized debt issuance costs” balance in the accompanying Condensed Consolidated Balance Sheets. The Company paid $7 and $6,177 related to amendments and modifications to the Credit Facility during the six months ended June 30, 2022 and 2021, respectively. Amortization expense incurred was $464 and $927 for the three and six months ended June 30, 2022, respectively, and $427 and $776 for the three and six months ended June 30, 2021, respectively, and is included in the “Interest Expense” line item in the accompanying Condensed Consolidated Statements of Operations.

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

The Company anticipates that LIBOR will continue to be available at least until June 30, 2023, and, as of June 30, 2022, was in discussions with its lending institutions to amend the Credit Facility to, among other things, transition all of its LIBOR-based loans under the Credit Facility to SOFR-based loans.

The Company has interest rate swaps that are indexed to LIBOR and is monitoring and evaluating the related risks. These risks arise in connection with transitioning contracts to an alternative rate, including any resulting value transfer that may occur, and are likely to vary by contract. The value of loans, securities, or derivative instruments tied to LIBOR may also be impacted if LIBOR is limited or discontinued.  For some instruments the method of transitioning to an alternative reference rate may be challenging, especially if the Company cannot agree with the respective counterparty about how to make the transition.

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

Notes Payable, Net of Debt Issuance Costs

The Company’s notes payable, net, includes three loans: (1) the Rosedale Loan, (2) the Dumfries Loan, and (3) the Cantor Loan, described in detail herein. The following table sets forth the aggregate balances of these loans as of June 30, 2022 and December 31, 2021.

	June 30, 2022	December 31, 2021
Notes payable	$57,217	$57,769
Unamortized debt issuance costs	(530)	(607)
Notes payable, net	$56,687	$57,162

Amortization expense incurred related to the debt issuance costs was $38 and $77 for the three and six months ended June 30, 2022, respectively, and $66 and $129 for the three and six months ended June 30, 2021, respectively, and is included in the “Interest Expense” line item in the accompanying Condensed Consolidated Statements of Operations.

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

The Company made principal payments of $188 and $180 during the six months ended June 30, 2022 and 2021, respectively. The loan balance as of June 30, 2022 and December 31, 2021 was $14,142 and $14,330, respectively. Interest expense incurred on this loan was $138 and $275 for the three and six months ended June 30, 2022, respectively, and $141 and $282 for the three and six months ended June 30, 2021, respectively.

As of June 30, 2022, scheduled principal payments due for each year ended December 31 were as follows:

2022 (six months remaining)	$188
2023	391
2024	405
2025	13,158
Total	$14,142

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

The Company made principal payments of $142 and $136 during the six months ended June 30, 2022 and 2021, respectively. The loan balance as of June 30, 2022 and December 31, 2021 was $11,482 and $11,624, respectively. Interest expense incurred on this loan was $135 and $268 for the three and six months ended June 30, 2022, respectively, and $137 and $275 for the three and six months ended June 30, 2021, respectively.

As of June 30, 2022, scheduled principal payments due for each year ended December 31 were as follows:

2022 (six months remaining)	$146
2023	302
2024	11,034
Total	$11,482

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

The Company made principal payments of $222 and $70 during the six months ended June 30, 2022 and 2021, respectively. The loan balance as of June 30, 2022 and December 31, 2021 was $31,593 and $31,815, respectively. Interest expense incurred on this loan was $418 and $833 for the three and six months ended June 30, 2022, respectively, and $423 and $842 for the three and six months ended June 30, 2021, respectively.

As of June 30, 2022, scheduled principal payments due for each year ended December 31 were as follows:

2022 (six months remaining)	225
2023	471
2024	492
2025	523
2026	551
Thereafter	29,331
Total	$31,593

Derivative Instruments - Interest Rate Swaps

The Company has six interest rate swaps with a total notional amount of $350 million that are used to manage its interest rate risk and fix the LIBOR component on the Term Loan. An aggregate of $150 million of the swaps mature in August 2023 and the remaining $200 million mature in August 2024. In addition, as of June 30, 2022, the Company had five forward starting interest rate swaps that will be effective on the maturity dates of the existing interest rate swaps. These forward starting swaps each have a maturity date of April 2026 and will fix the LIBOR component on the Term Loan through its maturity. Currently, the interest rate swaps fix the LIBOR component of the Term Loan at a rate of 1.91% through August 2023. Subsequently, from August 2023 to August 2024 the LIBOR component of the Term Loan rate will be fixed at 1.61%.  Finally, from August 2024 to April 2026 the LIBOR component of the Term Loan rate will be fixed at 1.45%. See Note 10 – “Subsequent Events” for a discussion of the amendment to the Credit Facility that transitioned all LIBOR-based loans under the Credit Facility to SOFR-based loans as well as for a discussion of the forward starting interest rate swaps that the Company entered into on August 2, 2022 to fix the SOFR component on the new $150 million delayed-draw term loan at 2.54%.

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

The fair value of the Company’s interest rate swaps was an asset of $16,583 and a net liability of $6,554 as of June 30, 2022 and December 31, 2021, respectively. The gross balances are included in the “Derivative Asset” and “Derivative Liability” line items on the Company’s Condensed Consolidated Balance Sheets as of June 30, 2022 and December 31, 2021, respectively.

The table below details the components of the amounts presented on the accompanying Condensed Consolidated Statements of Comprehensive Income recognized on the Company’s interest rate swaps designated as cash flow hedges for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Amount of (gain) loss recognized in other comprehensive income	$(4,757)	$786	$(20,634)	$(1,296)
Amount of loss reclassified from accumulated other comprehensive income (loss) into interest expense	(1,013)	(1,590)	(2,529)	(3,139)
Total change in accumulated other comprehensive income (loss)	$(5,770)	$(804)	$(23,163)	$(4,435)

During the next twelve months, the Company estimates that an additional $4,242 will be reclassified as a decrease to interest expense. Additionally, during the three and six months ended June 30, 2022, the Company recorded total interest expense in its Condensed Consolidated Statements of Operations of $5,401 and $10,202, respectively.

Weighted-Average Interest Rate and Term

The weighted average interest rate and term of the Company’s debt was 3.14% and 3.79 years at June 30, 2022, compared to 2.87% and 4.28 years as of December 31, 2021.

Note 5 – Equity

Preferred Stock

The Company’s charter authorizes the issuance of 10,000 shares of preferred stock, par value $0.001 per share. As of June 30, 2022 and December 31, 2021, there were 3,105 shares of Series A Cumulative Redeemable Preferred Stock (“Series A Preferred Stock”), issued and outstanding. The Series A Preferred Stock has a liquidation preference of $25 per share.

Preferred stock dividend activity for the six months ended June 30, 2022 is summarized in the following table:

		Applicable		Quarterly		Dividends
Date Announced	Record Date	Quarter	Payment Date	Dividend		per Share

December 10, 2021	January 15, 2022	Q4 2021	January 31, 2022	$1,455		$0.46875
March 11, 2022	April 15, 2022	Q1 2022	May 2, 2022	$1,455		$0.46875
June 10, 2022	July 15, 2022	Q2 2022	August 1, 2022	$1,455	(1)	$0.46875
(1)	Two months of this amount, equal to $970, was accrued at June 30, 2022.

The holders of the Series A Preferred Stock are entitled to receive dividend payments only when, as and if declared by the Company’s board of directors (the “Board”) (or a duly authorized committee of the Board). Dividends will accrue or be payable in cash from the original issue date, on a cumulative basis, quarterly in arrears on each dividend payment date at a fixed rate per annum equal to 7.50% of the liquidation preference of $25.00 per share (equivalent to $1.875 per share on an annual basis). Dividends on the Series A Preferred Stock will be cumulative and will accrue whether or not (i) funds are legally available for the payment of those dividends, (ii) the Company has earnings or (iii) those dividends are declared by the Board. The quarterly dividend payment dates on the Series A Preferred Stock are January 31, April 30, July 31 and October 31 of each year. During each of the six-month periods ended June 30, 2022 and 2021, the Company paid preferred dividends of $2,911.

Common Stock

The Company has 500,000 authorized shares of common stock, $0.001 par value. As of June 30, 2022 and December 31, 2021, there were 65,518 and 64,880 outstanding shares of common stock, respectively.

Common stock dividend activity for the six months ended June 30, 2022 is summarized in the following table:

		Applicable		Dividend	Dividends
Date Announced	Record Date	Quarter	Payment Date	Amount(1)	per Share

December 10, 2021	December 27, 2021	Q4 2021	January 10, 2022	$14,055	$0.205
March 11, 2022	March 25, 2022	Q1 2022	April 8, 2022	$14,611	$0.21
June 10, 2022	June 24, 2022	Q2 2022	July 8, 2022	$14,642	$0.21
(1)	Includes distributions on outstanding LTIP Units and OP Units.

During the six months ended June 30, 2022 and 2021, the Company paid total dividends on its common stock, LTIP Units and OP Units in the aggregate amount of $29,136 and $24,575, respectively.

As of June 30, 2022 and December 31, 2021, the Company had accrued dividend balances of $314 and $643 for dividends payable on the aggregate annual and long-term LTIP Units that are subject to retroactive receipt of dividends on the amount of LTIP Units ultimately earned. During the six months ended June 30, 2022, $141 of dividends were accrued and $470 of dividends were paid related to these units. During the six months ended June 30, 2021, $132 of dividends were accrued and $742 of dividends were paid related to these units.

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

During the six months ended June 30, 2022, the Company generated net proceeds of $10,104 through equity issuances of 598 shares of the Company’s common stock at an average offering price of $17.15 per share.

OP Units

During the six months ended June 30, 2022, one OP Unit holder redeemed 35 OP Units for shares of the Company’s common stock with an aggregate redemption value of $600. During the year ended December 31, 2021, three OP Unit holders redeemed an aggregate of 62 OP Units for shares of the Company’s common stock with an aggregate redemption value of $919.

As of June 30, 2022 and December 31, 2021, there were 1,667 and 1,702 OP Units issued and outstanding, respectively, with an aggregate value of $8,480 and $9,080, respectively. The OP Unit value at issuance and redemption is based on the Company’s closing share price on the date of the respective transaction and is included as a component of noncontrolling interest equity in the Company’s Condensed Consolidated Balance Sheets as of June 30, 2022 and December 31, 2021. The Company has sufficient shares of common stock authorized pursuant to its charter to cover the redemption of outstanding OP Units.

Note 6 – Related Party Transactions

Related Party Balances

The due from related parties balance as of June 30, 2022 and December 31, 2021 was $337 and $163, respectively. These balances primarily consist of taxes paid on behalf of LTIP Unit and OP Unit holders that are reimbursable to the Company. The Company had no amounts due to related parties as of June 30, 2022 and December 31, 2021.

Note 7 – Stock-Based Compensation

2016 Equity Incentive Plan

The 2016 Equity Incentive Plan, as amended (the “Plan”), is intended to assist the Company and its affiliates in recruiting and retaining employees of the Company, members of the Board, executive officers of the Company, and individuals who provide services to the Company and its affiliates.

The Plan is intended to permit the grant of both qualifying and non-qualified options and the grant of stock appreciation rights, restricted stock, unrestricted stock, awards of restricted stock units, performance awards and other equity-based awards (including LTIP Units). On May 26, 2021, the Company’s stockholders approved an amendment to the Plan to increase the number of authorized shares available for issuance under the Plan by 1,500 shares. Based on the grants outstanding as of June 30, 2022, there were 1,108 shares of common stock that remain available to be granted under the Plan. Units subject to awards under the Plan that are forfeited, cancelled, lapsed, or otherwise expired (excluding shares withheld to satisfy exercise prices or tax withholding obligations) are available for grant.

Time-Based Grants

During the six months ended June 30, 2022, pursuant to the recommendation of the Compensation Committee of the Board (the “Compensation Committee”), the Board approved the following LTIP Unit activity:

		Number of
Date	Description	Units Issued	Vesting Dates

March 4, 2022	Final awards under the 2019 Long-Term Incentive Plan	163	50% on March 4, 2022; and
			50% on March 4, 2023

February 24, 2022	Final awards under the 2021 Annual Incentive Plan	91	50% on February 24, 2022; and
			50% on February 24, 2023

February 24, 2022	Time-based awards under the 2022 Long-Term Incentive Plan	75	100% on February 24, 2025

May 11, 2022	Annual awards to independent directors	32	100% on May 11, 2023

During the six months ended June 30, 2022, there were five vested LTIP Units redeemed for the Company’s common stock.  A detail of the Company’s outstanding time-based LTIP Units as of June 30, 2022 is as follows:

Vested units	1,862
Unvested units	677
LTIP Units outstanding as of June 30, 2022	2,539

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

A detail of the Company’s Long-Term Awards under the 2020 and 2021 programs, and the Annual Awards and Long-Term Awards under the 2022 program as of June 30, 2022 is as follows:

2020 Long-Term Awards	68
2021 Long-Term Awards	74
2022 Annual Awards (1)	89
2022 Long-Term Awards (2)	106
Total target performance awards as of June 30, 2022	337
(1)	Approved by the Board on February 24, 2022. The number of target LTIP Units was based on the average closing price of the Company’s common stock reported on the New York Stock Exchange (“NYSE”) over the 15 trading days preceding the grant date.
(2)	Approved by the Board on February 24, 2022. The number of target LTIP Units was based on the fair value of the Long-Term Awards as determined by an independent valuation consultant.

Annual Awards. The Annual Awards are subject to the terms and conditions of LTIP Annual Award Agreements (“LTIP Annual Award Agreements”) between the Company and each grantee.

The Compensation Committee and Board established performance goals for the year ending December 31, 2022, as set forth in the 2022 LTIP Annual Award Agreements (the “Performance Goals”) that will be used to determine the number of LTIP Units earned by each grantee. As of June 30, 2022, management estimated that the Performance Goals would be met at a 100% level and, accordingly, cumulative stock-based compensation expense during the three and six months ended June 30, 2022 reflects management’s estimate that 100% of these awards will be earned. As soon as reasonably practicable following the first anniversary of the Annual Awards grant date, the Compensation Committee and Board will determine the extent to which the Company has achieved each of the Performance Goals (expressed as a percentage) and, based on such determination, will calculate the number of LTIP Units that each grantee is entitled to receive. Each grantee may earn up to 150% of the number of his/her target LTIP Units. Any 2022 Annual Award LTIP Units that are not earned will be forfeited and cancelled.

Vesting. LTIP Units that are earned as of the end of the applicable performance period will vest in two installments as follows: 50% of the earned LTIP Units will become vested on February 28, 2023 (the end of the performance period) and 50% of the earned LTIP Units become vested on February 28, 2024, the one year anniversary of the initial vesting date. Vesting may be accelerated under certain circumstances such as a “change-in-control” transaction or a “qualified termination” event.

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

Vesting. LTIP Units that are earned as of the end of the applicable three-year performance period will vest in two installments as follows; 50% of the earned LTIP Units will vest upon the day prior to the third anniversary of the respective grant dates and the remaining 50% will vest on the one year anniversary of the initial vesting date. Vesting may be accelerated under certain circumstances such as a “change-in-control” transaction or a “qualified termination” event.

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

The Company incurred stock compensation expense of $1,289 and $2,576 for the three and six months ended June 30, 2022, respectively, and $1,612 and $3,327 for the three and six months ended June 30, 2021, respectively, related to the grants awarded under the Plan. Compensation expense is included within “General and Administrative” expense in the Company’s Condensed Consolidated Statements of Operations.

As of June 30, 2022, total unamortized compensation expense related to these awards of approximately $6.9 million is expected to be recognized over a weighted average remaining period of 1.9 years.

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

The Company recognized $33,679 and $65,530 of rental revenue related to operating lease payments for the three and six months ended June 30, 2022, respectively, and $28,200 and $55,525 of rental revenue related to operating lease payments for the three and six months ended June 30, 2021, respectively. Of these amounts, $1,920 and $3,867 relate to variable rental revenue for the three and six months ended June 30, 2022, respectively, and $1,534 and 2,908 relate to variable rental revenue for the three and six months ended June 30, 2021, respectively.

The aggregate annual cash to be received by the Company on the noncancelable operating leases related to its portfolio as of June 30, 2022 is as follows for the subsequent years ended December 31:

2022 (six months remaining)	$57,922
2023	113,117
2024	102,977
2025	89,388
2026	80,995
Thereafter	384,899
Total	$829,298

Information as Lessee

The Company has seven buildings located on land that is subject to operating ground leases with a weighted average remaining term of approximately 40 years. Rental payments on these leases are adjusted periodically based on either the CPI or on a pre-determined schedule. The monthly payments on a pre-determined schedule are recognized on a straight-line basis over the terms of the respective leases. Changes in the CPI are not estimated as part of our measurement of straight-line rental expense. The Company used a weighted average discount rate of approximately 7.5%, which was derived, using a portfolio approach, from our assessment of the credit quality of the Company and adjusted to reflect secured borrowing, estimated yield curves and long-term spread adjustments over appropriate tenors. Some of the Company’s ground leases contain extension options and, where we determined it was reasonably certain that an extension would occur, they were included in our calculation of the right of use asset and liability. The Company recognized approximately $55 and $110 of ground lease expense during the three and six months ended June 30, 2022, respectively, of which $44 and $72 was paid in cash. The Company recognized approximately $39 and $75 of ground lease expense during the three and six months ended June 30, 2021, respectively, of which $31 and $61 was paid in cash.

The following table sets forth the undiscounted cash flows of our scheduled obligations for future lease payments on operating ground leases at June 30, 2022, and a reconciliation of those cash flows to the operating lease liability at June 30, 2022:

2022 (six months remaining)	$221
2023	206
2024	162
2025	163
2026	165
Thereafter	6,041
Total	6,958
Discount	(3,846)
Lease liability	$3,112

Tenant Concentration

During the six months ended June 30, 2022, the Company’s rental revenues were derived from 228 tenants leasing 114 facilities.  During this period there were no tenants with rental revenue that exceeded 10% of the Company’s rental revenue.

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

Note 10 – Subsequent Events

Closing of Amended Credit Facility

On August 1, 2022, the Company entered into an amendment to the Credit Facility (the “Amendment”), that, among other things:

●	Added a new $150 million delayed-draw term loan, which matures on February 1, 2028 (the “New Term Loan”);

●	Extended the maturity date of the Revolver from May 2025 to August 2026; and

●	Transitioned all LIBOR-based loans under the Credit Facility to SOFR-based loans.

Loans based on LIBOR-based interest rates were transitioned to a SOFR-based interest rate equal to term SOFR plus a related spread adjustment of 10 basis points and a borrowing spread based on the current pricing grid in the Credit Facility. The interest rate on the New Term Loan is also equal to term SOFR plus a related spread adjustment of 10 basis points and a borrowing spread based on the current pricing grid in the Credit Facility. The Company may be entitled to a temporary reduction in the interest rate of two basis points provided it meets certain to be agreed upon sustainability goals. The accordion feature contained in the Credit Facility remains unchanged at $500 million.

In addition, on August 2, 2022, the Company entered into $150 million of forward starting interest rate swaps that commence in October 2022 and mature in January 2028 that will fix the SOFR component on the New Term Loan through January 2028 at 2.54%.

Completed Disposition of a Property

In July 2022, the Company sold a medical office building located in Germantown, Tennessee receiving gross proceeds of $17.9 million, resulting in an estimated gain of $6.8 million. As of June 30, 2022, the transaction did not meet the criteria to be classified as held for sale.

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

Forward-looking statements involve numerous risks and uncertainties and you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data or methods which may be incorrect or imprecise and we may not be able to realize them. We do not guarantee that the transactions and events described will happen as described (or that they will happen at all). The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

●	defaults on or non-renewal of leases by tenants;
●	our ability to collect rents;
●	increases in interest rates and increased operating costs;
●	difficulties in identifying healthcare facilities to acquire (due to increased competition or otherwise) and completing such acquisitions;
●	macroeconomic and geopolitical factors, including, but not limited to, inflationary pressures, interest rate volatility, global supply chain disruptions and ongoing geopolitical war;
●	the effects of the ongoing coronavirus (“COVID-19”) pandemic (including any related variants of the COVID-19 virus such as the Delta variant, Omicron variant, or others), which are highly uncertain, cannot be predicted and will depend upon future developments, including the severity of COVID-19, the duration of the outbreak and potential resurgences, plateaued or stagnant vaccination and booster rates, adequate testing and treatments and the prevalence of widespread immunity to COVID-19;
●	our ability to satisfy the covenants in our existing and any future debt agreements;
●	decreased rental rates or increased vacancy rates, including expected rent levels on acquired properties;
●	adverse economic or real estate conditions or developments, either nationally or in the markets in which our facilities are located;
●	our failure to generate sufficient cash flows to service our outstanding obligations;
●	our ability to satisfy our short and long-term liquidity requirements;
●	our ability to deploy the debt and equity capital we raise;
●	our ability to hedge our interest rate risk;
●	our ability to raise additional equity and debt capital on terms that are attractive or at all;
●	our ability to make distributions on shares of our common and preferred stock or to redeem our preferred stock;
●	expectations regarding the timing and/or completion of any acquisition;
●	expectations regarding the timing and/or completion of dispositions, and the expected use of proceeds therefrom;
●	general volatility of the market price of our common and preferred stock;
●	changes in our business or our investment or financing strategy;

●	our dependence upon key personnel whose continued service is not guaranteed;
●	our ability to identify, hire and retain highly qualified personnel in the future;
●	the degree and nature of our competition;
●	changes in healthcare laws, governmental regulations, tax rates and similar matters;
●	changes in current healthcare and healthcare real estate trends;
●	changes in expected trends in Medicare, Medicaid and commercial insurance reimbursement trends;
●	competition for investment opportunities;
●	our failure to successfully integrate acquired healthcare facilities;
●	our expected capital and tenant improvement expenditures;
●	changes in accounting policies generally accepted in the United States of America (“GAAP”);
●	lack of, or insufficient amounts of, insurance;
●	other factors affecting the real estate industry generally;
●	changes in the tax treatment of our distributions;
●	our failure to maintain our qualification as a real estate investment trust (“REIT”) for U.S. federal income tax purposes;
●	our ability to qualify for the safe harbors from the “100% Prohibited Transactions Tax” under the REIT rules with respect to our property dispositions; and
●	limitations imposed on our business and our ability to satisfy complex rules relating to REIT qualification for U.S. federal income tax purposes.

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

Overview

Global Medical REIT Inc. (the “Company,” “us,” “we,” or “our”) is an internally managed REIT that acquires healthcare facilities and leases those facilities to physician groups and regional and national healthcare systems.  We conduct our business through an umbrella partnership REIT, or UPREIT, structure in which our properties are owned by wholly owned subsidiaries of our operating partnership, Global Medical REIT L.P. (the “Operating Partnership”). Our wholly owned subsidiary, Global Medical REIT GP LLC, is the sole general partner of our Operating Partnership and, as of June 30, 2022, we owned 93.97% of the outstanding common operating partnership units (“OP Units”) of our Operating Partnership, with an aggregate of 6.03% of the Operating Partnership owned by holders of long-term incentive plan units (“LTIP Units”) and third-party limited partners who contributed properties or services to the Operating Partnership in exchange for OP Units.

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

We continue to improve and expand our efforts in the corporate sustainability arena through tenant outreach and data collection to benchmark our portfolio’s energy consumption and efficiency. We compiled our energy consumption information for 2021 and submitted our 2021 GRESB assessment report on July 1, 2022.

Our commitment to employee engagement remains a high-priority, as we continue to make accommodations for health, safety, and work-life balance.

In 2021, we initiated a successful pilot project with a ride-share provider and national charitable organization in the greater Phoenix, Arizona metro area to provide transportation to healthcare facilities for those in need. We are continuing this project in 2022 and are looking to expand our support to another geographic region.

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

Impact of COVID-19

The continued spread of the BA.5 variant of COVID-19 in the U.S. has prolonged the COVID-19 pandemic. Although generally not deemed as deadly as previous variants of COVID-19, the BA.5 variant is highly transmissible and has caused COVID-19 infections to spike. Thus, COVID-19 continues to disrupt our operations and the operations of our tenants and several consultants on which we rely to, among other services, complete our property acquisitions.  Although we have been able to navigate these disruptions to date, we cannot predict the effects the current BA.5 variant and future variants will have on our tenants and our business.

Executive Summary

The following table summarizes the primary changes in our business and operations during the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(in thousands, except per share and unit amounts)
Rental revenue	$33,679	$28,200	$65,530	$55,525
Depreciation and amortization expense	$14,036	$11,427	$27,215	$22,280
Interest expense	$5,401	$5,020	$10,202	$10,057
General and administrative expense	$4,336	$4,285	$8,534	$8,667

Net income attributable to common stockholders per share	$0.03	$0.04	$0.07	$0.08
FFO per share and unit(1)	$0.24	$0.22	$0.47	$0.44
AFFO per share and unit(1)	$0.25	$0.23	$0.49	$0.47
Dividends per share of common stock	$0.21	$0.205	$0.42	$0.41

Weighted average common stock outstanding	65,507	61,194	65,405	56,956
Weighted average OP Units outstanding	1,668	1,753	1,670	1,759
Weighted average LTIP Units outstanding	2,523	2,166	2,410	1,990
Total weighted average shares and units outstanding	69,698	65,113	69,485	60,705
(1)	See “—Non-GAAP Financial Measures,” for a description of our non-GAAP financial measures and a reconciliation of our non-GAAP financial measures.

	As of
	June 30,	December 31,
	2022	2021

	(dollars in thousands)
Investment in real estate, gross	$1,444,565	$1,343,003
Total debt, net	$659,674	$571,729
Weighted average interest rate	3.14%	2.87%
Total equity (including noncontrolling interest)	$649,109	$637,577
Net leasable square feet	4,681,725	4,343,467

Our Properties

Completed Acquisitions

During the six months ended June 30, 2022, we completed nine acquisitions encompassing an aggregate of 335,907 leasable square feet for an aggregate contractual purchase price of $98.1 million with an aggregate annualized base rent of $6.9 million. As of June 30, 2022, our portfolio consisted of gross investment in real estate of $1.4 billion, which was comprised of 114 facilities with an aggregate of 4.7 million leasable square feet and an aggregate $109.1 million of annualized base rent.

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

During the six months ended June 30, 2022, we generated gross proceeds of $10.3 million through equity issuances of 0.6 million shares of our common stock at an average offering price of $17.15 per share.

Debt Activity

During the six months ended June 30, 2022, we borrowed $92.5 million under our Credit Facility and repaid $5.0 million, for a net amount borrowed of $87.5 million. As of June 30, 2022, the net outstanding Credit Facility balance was $603.0 million and as of August 1, 2022, we had unutilized borrowing capacity under the Revolver of $123.3 million.

Recent Developments

Closing of Amended Credit Facility

On August 1, 2022, we entered into an amendment to the Credit Facility (the “Amendment”), that, among other things:

●	Added a new $150 million delayed-draw term loan, which matures on February 1, 2028 (the “New Term Loan”);

●	Extended the maturity date of the current revolver component of the Credit Facility from May 2025 to August 2026; and

●	Transitioned all LIBOR-based loans under the Credit Facility to SOFR-based loans.

Loans based on LIBOR-based interest rates were transitioned to a SOFR-based interest rate equal to term SOFR plus a related spread adjustment of 10 basis points and a borrowing spread based on the current pricing grid in the Credit Facility. The interest rate on the New Term Loan is also equal to term SOFR plus a related spread adjustment of 10 basis points and a borrowing spread based on the current pricing grid in the Credit Facility. We may be entitled to a temporary reduction in the interest rate of two basis points provided we meet certain to be agreed upon sustainability goals. The accordion feature contained in the Credit Facility remains unchanged at $500 million.

In addition, on August 2, 2022, we entered into $150 million of forward starting interest rate swaps that commence in October 2022 and mature in January 2028 that will fix the SOFR component on the New Term Loan through January 2028 at 2.54%.

Completed Acquisitions Subsequent to June 30, 2022

From July 1, 2022 through August 1, 2022, we completed two acquisitions encompassing an aggregate of 133,380 leasable square feet for an aggregate purchase price of $23.3 million with annualized base rent of $1.7 million.

Completed Disposition of a Property

In July 2022, we sold a medical office building located in Germantown, Tennessee receiving gross proceeds of $17.9 million, resulting in an estimated gain of $6.8 million.

Acquisitions and Dispositions Under Contract

As of August 1, 2022, we had four acquisitions under contract for an aggregate purchase price of approximately $49.8 million. We are currently in the due diligence period for our properties under contract. If we identify problems with any of these properties or the operator of any property during our due diligence review, we may not close the transactions on a timely basis or at all.

Additionally, in October 2021, the Company entered into a contract to sell one of its four medical office buildings in Belpre, Ohio for gross proceeds of $44.6 million (the “Belpre Property”).  On June 24, 2022, the potential purchaser of the Belpre Property terminated its contract with the Company to purchase the Belpre Property.

Trends Which May Influence Our Results of Operations

We believe the following trends may positively impact our results of operations:

●	An aging population. According to the 2020 U.S. Census, the nation’s 65-and-older population has grown rapidly since 2010, driven by the aging of Baby Boomers born between 1946 and 1964. The 65-and-older population grew by over a third during the past decade, and by 3.2% from 2018 to 2019. We believe this segment of the U.S. population will utilize many of the services provided at our healthcare facilities such as orthopedics, cardiac, gastroenterology and rehabilitation.

●	A continuing shift towards outpatient care. According to the American Hospital Association, patients are demanding more outpatient operations. We believe this shift in patient preference from inpatient to outpatient facilities will benefit our tenants as most of our properties consist of outpatient facilities.

●	Physician practice group and hospital consolidation. We believe the trend towards physician group consolidation will serve to strengthen the credit quality of our tenants if our tenants merge or are consolidated with larger health systems.

We believe the following trends may negatively impact our results of operations:

●	Increased interest rate environment. Due to a strong labor market and high inflation, the U.S. Federal Reserve has raised the federal funds rate three times in 2022, bringing the current rate to 1.75%. and is expected to increase the federal funds rate at each of the remaining meetings in 2022. Additionally, the U.S. Federal Reserve has begun reducing the size of its balance sheet, which could also cause an increase in interest rates. Due to this interest rate environment, term SOFR, which, beginning on August 1, 2022, is the reference rate for our floating rate debt, is currently expected to increase to approximately 3.30% by the end of 2022 (based on the term SOFR forward curve as of August 1, 2022), over 100 basis points (1.00%) from its current level. Based on our floating rate debt balance as of June 30, 2022, a 100 basis point increase in term SOFR would have caused our annual interest expense to increase by approximately $2.6 million.
●	Increased competition for acquisition opportunities. We face increased competition for our target asset classes from both private funds and other public REITs, among other types of investors. Medical office properties have proven to be a resilient asset class during the COVID-19 pandemic as many tenants of such properties continued to pay rent during the pandemic, which was not the case for many other types of commercial real estate. Given the resiliency of medical office buildings, many real estate funds are now competing for acquisition opportunities in medical real estate, which may cause a decrease in overall capitalization rates and may make it more difficult for us to locate acquisition opportunities that meet our investment and return criteria.

●	Continuation of the COVID-19 pandemic. The continued spread of the BA.5 variant of COVID-19 in the U.S. has prolonged the COVID-19 pandemic. Although generally not deemed as deadly as previous variants of COVID-19, the BA.5 variant is highly transmissible and has caused COVID-19 infections to spike. Thus, COVID-19 continues to disrupt our operations and the operations of our tenants and several consultants on which we rely to, among other services, complete our property acquisitions. Although we have been able to navigate these disruptions to date, we cannot predict the effects the current BA.5 variant and future variants will have on our tenants and our business.

●	Changes in third party reimbursement methods and policies. The price of healthcare services has been increasing, and, as a result, we believe that third-party payors, such as Medicare and commercial insurance companies, will continue to scrutinize and reduce the types of healthcare services eligible for, and the amounts of, reimbursement under their health insurance plans. Additionally, many employer-based insurance plans continue to increase the percentage of insurance premiums for which covered individuals are responsible, which makes healthcare services more expensive for individuals. We expect these trends will only be exacerbated by the COVID-19 pandemic, as medical expenditures increased significantly during the pandemic. If these trends continue, our tenants’ businesses will continue to be negatively affected, which may impact their ability to pay rent to us.

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

Consolidated Results of Operations

The major factor that resulted in variances in our results of operations for each revenue and expense category for the three and six months ended June 30, 2022, compared to the same periods in 2021, was the increase in the size of our property portfolio.  Our total investments in real estate, net of accumulated depreciation and amortization, was $1.3 billion and $1.1 billion as of June 30, 2022 and 2021, respectively.

Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021

	Three Months Ended June 30,
	2022	2021	$ Change

	(in thousands)
Revenue
Rental revenue	$33,679	$28,200	$5,479
Other income	18	61	(43)
Total revenue	33,697	28,261	5,436

Expenses
General and administrative	4,336	4,285	51
Operating expenses	6,000	3,303	2,697
Depreciation expense	9,898	8,292	1,606
Amortization expense	4,138	3,135	1,003
Interest expense	5,401	5,020	381
Preacquisition expense	90	62	28
Total expenses	29,863	24,097	5,766
Net income	$3,834	$4,164	$(330)

Revenue

Total Revenue

Total revenue for the three months ended June 30, 2022 was $33.7 million, compared to $28.3 million for the same period in 2021, an increase of $5.4 million. The increase was primarily the result of rental revenue earned from the facilities that we acquired after June 30, 2021, as well as from the recognition of a full three months of rental revenue in 2022 from acquisitions that were completed during the three months ended June 30, 2021. Within that increase, $4.4 million in revenue was recognized from net lease expense recoveries during the three months ended June 30, 2022, compared to $2.4 million for the same period in 2021.

Expenses

General and Administrative

General and administrative expenses for the three months ended June 30, 2022 and 2021 were $4.3 million. A reduction in non-cash LTIP compensation expense, which was $1.3 million for the three months ended June 30, 2022, compared to $1.6 million for the same period in 2021, was offset by an increase in cash compensation costs and general corporate expenses.

Operating Expenses

Operating expenses for the three months ended June 30, 2022 were $6.0 million, compared to $3.3 million for the same period in 2021, an increase of $2.7 million. The increase resulted primarily from $4.4 million of recoverable property operating expenses incurred during the three months ended June 30, 2022, compared to $2.4 million for the same period in 2021. In addition, our operating expenses included $1.1 million of property operating expenses from gross leases for the three months ended June 30, 2022, compared to $0.5 million for the same period in 2021.

Depreciation Expense

Depreciation expense for the three months ended June 30, 2022 was $9.9 million, compared to $8.3 million for the same period in 2021, an increase of $1.6 million. The increase resulted primarily from depreciation expense incurred on the facilities that we acquired after June 30, 2021, as well as from the recognition of a full three months of depreciation expense in 2022 from acquisitions that were completed during the three months ended June 30, 2021.

Amortization Expense

Amortization expense for the three months ended June 30, 2022 was $4.1 million, compared to $3.1 million for the same period in 2021, an increase of $1.0 million. The increase resulted primarily from amortization expense related to intangible assets connected to facilities that we acquired after June 30, 2021, as well as from the recognition of a full three months of amortization expense in 2022 from acquisitions that were completed during the three months ended June 30, 2021.

Interest Expense

Interest expense for the three months ended June 30, 2022 was $5.4 million, compared to $5.0 million for the same period in 2021, an increase of $0.4 million. This increase was primarily due to higher average borrowings during the three months ended June 30, 2022, compared to the same period last year, the proceeds of which were used to finance our property acquisitions during that time period.

The weighted average interest rate of our debt for the three months ended June 30, 2022 was 2.97% compared to 3.17% for the same period in 2021. Additionally, the weighted average interest rate and term of our debt was 3.14% and 3.79 years at June 30, 2022.

Net Income

Net income for the three months ended June 30, 2022 was $3.8 million, compared to $4.2 million for the same period in 2021, a decrease of $0.4 million.

Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021

	Six Months Ended June 30,
	2022	2021	$ Change

	(in thousands)
Revenue
Rental revenue	$65,530	$55,525	$10,005
Other income	42	85	(43)
Total revenue	65,572	55,610	9,962

Expenses
General and administrative	8,534	8,667	(133)
Operating expenses	11,372	6,991	4,381
Depreciation expense	19,300	16,140	3,160
Amortization expense	7,915	6,140	1,775
Interest expense	10,202	10,057	145
Preacquisition expense	130	128	2
Total expenses	57,453	48,123	9,330
Net income	$8,119	$7,487	$632

Revenue

Total Revenue

Total revenue for the six months ended June 30, 2022 was $65.6 million, compared to $55.6 million for the same period in 2021, an increase of $10.0 million. The increase is primarily the result of rental revenue earned from the facilities we acquired subsequent to June 30, 2021, as well as from the recognition of a full six months of rental revenue in 2022 from acquisitions that were completed during the six months ended June 30, 2021. Within that increase, $8.4 million in revenue was recognized from net lease expense recoveries during the six months ended June 30, 2022, compared to $5.3 million for the same period in 2021.

Expenses

 General and Administrative

General and administrative expenses for the six months ended June 30, 2022 were $8.5 million, compared to $8.7 million for the same period in 2021, a decrease of $0.2 million. The decrease was primarily due to a decrease in non-cash LTIP compensation expense, which was $2.6 million for the six months ended June 30, 2022, compared to $3.3 million for the same period in 2021, partially offset by an increase in cash compensation costs and general corporate expenses.

Operating Expenses

Operating expenses for the six months ended June 30, 2022 were $11.4 million, compared to $7.0 million for the same period in 2021, an increase of $4.4 million. The increase results from $8.4 million of reimbursable property operating expenses incurred during the six months ended June 30, 2022, compared to $5.3 million for the same period in 2021. In addition, our operating expenses included $1.9 million of property operating expenses from gross leases for the six months ended June 30, 2022, compared to $1.0 million for the same period in 2021.

 Depreciation Expense

Depreciation expense for the six months ended June 30, 2022 was $19.3 million, compared to $16.1 million for the same period in 2021, an increase of $3.2 million. The increase results primarily from depreciation expense incurred on the facilities we acquired subsequent to June 30, 2021, as well as from the recognition of a full six months of depreciation expense in 2022 from acquisitions that were completed during the six months ended June 30, 2021.

Amortization Expense

Amortization expense for the six months ended June 30, 2022 was $7.9 million, compared to $6.1 million for the same period in 2021, an increase of $1.8 million. The increase resulted primarily from amortization expense related to intangible assets connected to facilities that we acquired after June 30, 2021, as well as from the recognition of a full six months of amortization expense in 2022 from acquisitions that were completed during the six months ended June 30, 2021.

Interest Expense

Interest expense for the six months ended June 30, 2022 was $10.2 million, compared to $10.1 million for the same period in 2021, an increase of $0.1 million. This increase was primarily due to higher average borrowings during the six months ended June 30, 2022, compared to the same period last year, the proceeds of which were used to finance our property acquisitions during that time period.

The weighted average interest rate of our debt for the six months ended June 30, 2022 was 2.92% compared to 3.16% for the six months ended June 30, 2021. Additionally, the weighted average interest rate and term of our debt was 3.14% and 3.79 years at June 30, 2022.

Net Income

Net income for the six months ended June 30, 2022 was $8.1 million, compared to $7.5 million for the same period in 2021, an increase of $0.6 million.

Assets and Liabilities

As of June 30, 2022 and December 31, 2021, our principal assets consisted of investments in real estate, net, of $1.3 billion. We completed nine acquisitions during the six months ended June 30, 2022.  Our liquid assets consisted primarily of cash and cash equivalents and restricted cash of $14.2 million and $12.8 million, as of June 30, 2022 and December 31, 2021, respectively.

The increase in our cash and cash equivalents and restricted cash balances to $14.2 million as of June 30, 2022, compared to $12.8 million as of December 31, 2021, was primarily due to borrowings on our Credit Facility, net proceeds received from ATM equity issuances, and net cash provided by operating activities, partially offset by funds used to acquire real estate and pay dividends to our common and preferred stockholders and OP Unit and LTIP Unit holders of our Operating Partnership.

The increase in our total liabilities to $708.2 million as of June 30, 2022 compared to $625.9 million as of December 31, 2021, was primarily the result of higher net borrowings outstanding, partially offset by a decrease in the derivative liability balance.

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

Equity Issuances

During the six months ended June 30, 2022, the Company generated gross proceeds of $10.3 million through equity issuances of 0.6 million shares of our common stock at an average offering price of $17.15 per share.

Debt Financing

Credit Facility. After taking into account the effects of the Amendment (see “—Recent Developments—Closing of Amended Credit Facility,” for a discussion of the Amendment), our Credit Facility consists of (i) the $350 million Term Loan, (ii) the $150 million

New Term Loan, and (iii) the $400 million Revolver. The Credit Facility also contains a $500 million accordion feature. As of August 1, 2022, we had unutilized borrowing capacity under the Credit Facility of $273.3 million, consisting of $123.3 million available under the Revolver and the $150 million New Term Loan.

The Credit Facility is an unsecured facility with a term of (i) four years (beginning on August 1, 2022) for the Revolver (subject to two, six-month extension options), (ii) five years for the Term Loan (beginning on its origination date of May 3, 2021), and (iii) five years and five months for the New Term Loan.

We are subject to a number of financial covenants under the amended Credit Facility, including, among other things, the following as of the end of each fiscal quarter, (i) a maximum consolidated unsecured leverage ratio of less than 60%, (ii) a maximum consolidated secured leverage ratio of less than 30%, (iii) a maximum consolidated secured recourse leverage ratio of less than 10%, (iv) a minimum fixed charge coverage ratio of 1.50:1.00, (v) a minimum unsecured interest coverage ratio of 1.50:1.00, (vi) a maximum consolidated leverage ratio of less than 60%, and (vii) a minimum net worth of $573 million plus 75% of all net proceeds raised through equity offerings subsequent to March 31, 2022. As of June 30, 2022, management believed it complied with all of the financial and non-financial covenants contained in the Credit Facility.

Hedging Instruments. We have six interest rate swaps with a total notional amount of $350 million that are used to manage our interest rate risk and fix the LIBOR component on the Term Loan, and subject to the transition to SOFR, hedge our exposure to SOFR. An aggregate of $150 million of the swaps mature in August 2023 and the remaining $200 million mature in August 2024. In addition, as of June 30, 2022, we had five forward starting interest rate swaps that will be effective on the maturity dates of the existing interest rate swaps. These forward starting swaps each have a maturity date of April 2026 and will fix the LIBOR component on the Term Loan through its maturity. Currently, the interest rate swaps fix the LIBOR component of the Term Loan at a rate of 1.91% through August 2023. Subsequently, from August 2023 to August 2024 the LIBOR component of the Term Loan rate will be fixed at 1.61%.  Finally, from August 2024 to April 2026 the LIBOR component of the Term Loan rate will be fixed at 1.45%.

On August 2, 2022, we entered into $150 million of forward starting interest rate swaps that commence in October 2022 and mature in January 2028 that will fix the SOFR component on the New Term Loan through January 2028 at 2.54%. At our current leverage, including the 10 basis point spread adjustment, our interest rate on the New Term Loan will be 4.13%.

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

As a result of the LIBOR transition discussed above, the Amendment included provisions that transitioned all LIBOR-based loans under the Credit Facility to SOFR-based loans. The prior LIBOR-based loans were transitioned to a SOFR-based interest rate equal to term SOFR plus a related spread adjustment of 10 basis points and a borrowing spread based on the current pricing grid in the Credit Facility. The interest rate on the New Term Loan is also equal to term SOFR plus a related spread adjustment of 10 basis points and a borrowing spread based on the current pricing grid in the Credit Facility.

As of June 30, 2022, the Company’s interest rate swap agreements were indexed to LIBOR and the Company plans to transition its current swap agreements into SOFR-based swap agreements with its swap counterparties, however, there is no guaranty that the Company’s swap counterparties will agree to enter into new, SOFR-based swaps with the Company.

Cash Flow Information

Net cash provided by operating activities for the six months ended June 30, 2022 was $39.9 million, compared to $33.1 million for the same period in 2021. The increase during the 2022 period was primarily due to increases in depreciation and amortization expenses and an increase in net income, partially offset by a decrease in non-cash LTIP compensation expense compared to the same period in 2021.

Net cash used in investing activities for the six months ended June 30, 2022 was $102.4 million, compared to $116.0 million for the same period in 2021. The decrease during the 2022 period was primarily the result of less real estate investment activity compared to the same period in 2021.

Net cash provided by financing activities for the six months ended June 30, 2022 was $63.9 million, compared to $84.5 million for the same period in 2021. The decrease during the 2022 period was primarily due to less proceeds received from equity offerings, partially offset by net borrowings on our Credit Facility.

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

A reconciliation of net income to FFO and AFFO for the three and six months ended June 30, 2022 and 2021 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(unaudited, in thousands except per share and unit amounts)
Net income	$3,834	$4,164	$8,119	$7,487
Less: Preferred stock dividends	(1,455)	(1,455)	(2,911)	(2,911)
Depreciation and amortization expense	14,008	11,399	27,160	22,225
FFO	$16,387	$14,108	$32,368	$26,801
Amortization of above market leases, net	315	85	514	145
Straight line deferred rental revenue	(1,032)	(1,374)	(2,227)	(2,778)
Stock-based compensation expense	1,289	1,612	2,576	3,327
Amortization of debt issuance costs and other	514	505	1,029	930
Preacquisition expense	90	62	130	128
AFFO	$17,563	$14,998	$34,390	$28,553

Net income attributable to common stockholders per share – basic and diluted	$0.03	$0.04	$0.07	$0.08
FFO per share and unit	$0.24	$0.22	$0.47	$0.44
AFFO per share and unit	$0.25	$0.23	$0.49	$0.47

Weighted Average Shares and Units Outstanding – basic and diluted	69,698	65,113	69,485	60,705

Weighted Average Shares and Units Outstanding:
Weighted Average Common Shares	65,507	61,194	65,405	56,956
Weighted Average OP Units	1,668	1,753	1,670	1,759
Weighted Average LTIP Units	2,523	2,166	2,410	1,990
Weighted Average Shares and Units Outstanding – basic and diluted	69,698	65,113	69,485	60,705

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

A reconciliation of net income to EBITDAre and Adjusted EBITDAre for the three and six months ended June 30, 2022 and 2021 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(unaudited and in thousands)
Net income	$3,834	$4,164	$8,119	$7,487
Interest expense	5,401	5,020	10,202	10,057
Depreciation and amortization expense	14,036	11,427	27,215	22,280
EBITDAre	$23,271	$20,611	$45,536	$39,824
Stock-based compensation expense	1,289	1,612	2,576	3,327
Amortization of above market leases, net	315	85	514	145
Preacquisition expense	90	62	130	128
Adjusted EBITDAre	$24,965	$22,370	$48,756	$43,424

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

As of June 30, 2022, we had $260.1 million of unhedged borrowings outstanding under the Revolver (before the netting of unamortized debt issuance costs) that bears interest at a variable rate. See “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Liquidity and Capital Resources” for a detailed discussion of our Credit Facility. At June 30, 2022, LIBOR on our outstanding floating-rate borrowings was 1.27%. Assuming no increase in the amount of our variable interest rate debt, if LIBOR increased 100 basis points, our cash flow would decrease by approximately $2.6 million annually. Assuming no increase in the amount of our variable rate debt, if LIBOR were reduced 100 basis points, our cash flow would increase by approximately $2.6 million annually.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act that are designed to ensure that information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to management, including the principal executive and financial officer as appropriate, to allow timely decisions regarding required disclosures. Our principal executive officer and principal financial officer evaluated the effectiveness of disclosure controls and procedures as of June 30, 2022 pursuant to Rule 13a-15(b) under the Exchange Act. Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this Report, the Company’s disclosure controls and procedures were effective to ensure that information required to be included in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

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

Item 1A. Risk Factors

During the six months ended June 30, 2022, there were no material changes to the risk factors that were disclosed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 1, 2022.

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

GLOBAL MEDICAL REIT INC.

Date: August 5, 2022	By:	/s/ Jeffrey M. Busch
Jeffrey M. Busch
Chief Executive Officer (Principal Executive Officer)

Date: August 5, 2022	By:	/s/ Robert J. Kiernan
Robert J. Kiernan
Chief Financial Officer (Principal Financial and Accounting Officer)