Form 10-Q
period 2022-09-30
Global Medical REIT Inc.
filed 2022-11-04
CIK 1533615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

The number of shares of the registrant’s common stock outstanding at November 1, 2022 was 65,518,306

PART I   FINANCIAL INFORMATION

GLOBAL MEDICAL REIT INC.

Condensed Consolidated Balance Sheets

(unaudited and in thousands, except par values)

	As of
	September 30, 2022	December 31, 2021
Assets
Investment in real estate:
Land	$168,289	$152,060
Building	1,079,380	985,091
Site improvements	21,983	19,021
Tenant improvements	65,004	58,900
Acquired lease intangible assets	147,836	127,931
	1,482,492	1,343,003
Less: accumulated depreciation and amortization	(182,255)	(143,255)
Investment in real estate, net	1,300,237	1,199,748
Cash and cash equivalents	3,199	7,213
Restricted cash	10,396	5,546
Tenant receivables, net	6,382	6,070
Due from related parties	337	163
Escrow deposits	7,660	5,957
Deferred assets	28,667	25,417
Derivative asset	36,926	1,236
Goodwill	5,903	5,903
Other assets	7,042	6,232
Total assets	$1,406,749	$1,263,485

Liabilities and Equity
Liabilities:
Credit Facility, net of unamortized debt issuance costs of $9,802 and $8,033 at September 30, 2022 and December 31, 2021, respectively	$634,898	$514,567
Notes payable, net of unamortized debt issuance costs of $491 and $607 at September 30, 2022 and December 31, 2021, respectively	57,918	57,162
Accounts payable and accrued expenses	13,100	10,344
Dividends payable	15,777	15,668
Security deposits	5,404	4,540
Derivative liability	—	7,790
Other liabilities	6,848	7,709
Acquired lease intangible liability, net	8,220	8,128
Total liabilities	742,165	625,908
Commitments and Contingencies
Equity:
Preferred stock, $0.001 par value, 10,000 shares authorized; 3,105 issued and outstanding at September 30, 2022 and December 31, 2021, respectively (liquidation preference of $77,625 at September 30, 2022 and December 31, 2021, respectively)	74,959	74,959
Common stock, $0.001 par value, 500,000 shares authorized; 65,518 shares and 64,880 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	66	65
Additional paid-in capital	722,074	711,414
Accumulated deficit	(185,316)	(157,017)
Accumulated other comprehensive income (loss)	36,883	(6,636)
Total Global Medical REIT Inc. stockholders' equity	648,666	622,785
Noncontrolling interest	15,918	14,792
Total equity	664,584	637,577
Total liabilities and equity	$1,406,749	$1,263,485

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL MEDICAL REIT INC.

Condensed Consolidated Statements of Operations

(unaudited and in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Revenue
Rental revenue	$35,347	$29,967	$100,877	$85,492
Other income	59	16	100	101
Total revenue	35,406	29,983	100,977	85,593

Expenses
General and administrative	3,961	3,852	12,494	12,519
Operating expenses	6,679	3,973	18,050	10,964
Depreciation expense	10,128	8,639	29,428	24,779
Amortization expense	4,287	3,303	12,202	9,443
Interest expense	6,963	4,830	17,166	14,887
Preacquisition expense	112	18	242	146
Total expenses	32,130	24,615	89,582	72,738

Income before gain on sale of investment property	3,276	5,368	11,395	12,855
Gain on sale of investment property	6,753	—	6,753	—

Net income	$10,029	$5,368	$18,148	$12,855
Less: Preferred stock dividends	(1,455)	(1,455)	(4,366)	(4,366)
Less: Net income attributable to noncontrolling interest	(517)	(224)	(830)	(492)
Net income attributable to common stockholders	$8,057	$3,689	$12,952	$7,997

Net income attributable to common stockholders per share – basic and diluted	$0.12	$0.06	$0.20	$0.13

Weighted average shares outstanding – basic and diluted	65,518	64,204	65,443	59,398

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL MEDICAL REIT INC.

Condensed Consolidated Statements of Comprehensive Income

(unaudited and in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Net income	$10,029	$5,368	$18,148	$12,855
Other comprehensive income:
Increase in fair value of interest rate swap agreements	20,356	1,838	43,519	6,273
Total other comprehensive income	20,356	1,838	43,519	6,273
Comprehensive income	30,385	7,206	61,667	19,128
Less: Preferred stock dividends	(1,455)	(1,455)	(4,366)	(4,366)
Less: Comprehensive income attributable to noncontrolling interest	(1,744)	(329)	(3,450)	(858)
Comprehensive income attributable to common stockholders	$27,186	$5,422	$53,851	$13,904

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL MEDICAL REIT INC.

Condensed Consolidated Statements of Equity

(unaudited and in thousands, except per share amounts)

For the Nine Months Ended September 30, 2022:

								Global
							Accumulated	Medical
					Additional		Other	REIT Inc.	Non-
	Common Stock		Preferred Stock		Paid-in	Accumulated	Comprehensive	Stockholders’	controlling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity	Interest	Equity
Balances, December 31, 2021	64,880	$65	3,105	$74,959	$711,414	$(157,017)	$(6,636)	$622,785	$14,792	$637,577
Net income	—	—	—	—	—	17,318	—	17,318	830	18,148
Issuance of shares of common stock, net	598	1	—	—	9,978	—	—	9,979	—	9,979
LTIP Units and OP Units redeemed for common stock	40	—	—	—	682	—	—	682	(682)	—
Change in fair value of interest rate swap agreements	—	—	—	—	—	—	43,519	43,519	—	43,519
Stock-based compensation expense	—	—	—	—	—	—	—	—	3,615	3,615
Dividends to common stockholders ($0.63 per share)	—	—	—	—	—	(41,251)	—	(41,251)	—	(41,251)
Dividends to preferred stockholders ($1.40625 per share)	—	—	—	—	—	(4,366)	—	(4,366)	—	(4,366)
Dividends to noncontrolling interest	—	—	—	—	—	—	—	—	(2,637)	(2,637)
Balances, September 30, 2022	65,518	$66	3,105	$74,959	$722,074	$(185,316)	$36,883	$648,666	$15,918	$664,584

For the Three Months Ended September 30, 2022:

								Global
							Accumulated	Medical
					Additional		Other	REIT Inc.	Non-
	Common Stock		Preferred Stock		Paid-in	Accumulated	Comprehensive	Stockholders’	controlling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Equity	Interest	Equity
Balances, June 30, 2022	65,518	$66	3,105	$74,959	$722,074	$(179,614)	$16,527	$634,012	$15,097	$649,109
Net income	—	—	—	—	—	9,512	—	9,512	517	10,029
Change in fair value of interest rate swap agreements	—	—	—	—	—	—	20,356	20,356	—	20,356
Stock-based compensation expense	—	—	—	—	—	—	—	—	1,039	1,039
Dividends to common stockholders ($0.21 per share)	—	—	—	—	—	(13,759)	—	(13,759)	—	(13,759)
Dividends to preferred stockholders ($0.46875 per share)	—	—	—	—	—	(1,455)	—	(1,455)	—	(1,455)
Dividends to noncontrolling interest	—	—	—	—	—	—	—	—	(735)	(735)
Balances, September 30, 2022	65,518	$66	3,105	$74,959	$722,074	$(185,316)	$36,883	$648,666	$15,918	$664,584

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

GLOBAL MEDICAL REIT INC.

Condensed Consolidated Statements of Cash Flows

(unaudited and in thousands)

	Nine Months Ended September 30,
	2022	2021
Operating activities
Net income	$18,148	$12,855
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	29,428	24,779
Amortization of acquired lease intangible assets	12,136	9,378
Amortization of above market leases, net	735	318
Amortization of debt issuance costs and other	1,600	1,468
Stock-based compensation expense	3,615	4,568
Capitalized preacquisition and other costs charged to expense	344	123
Reserve for uncollectible accounts	—	(100)
Gain on sale of investment property	(6,753)	—
Other	68	38
Changes in operating assets and liabilities:
Tenant receivables	(1,312)	570
Deferred assets	(3,390)	(4,150)
Other assets and liabilities	(810)	(1,379)
Accounts payable and accrued expenses	3,560	2,956
Security deposits	864	260
Net cash provided by operating activities	58,233	51,684

Investing activities
Purchase of land, buildings, and other tangible and intangible assets and liabilities	(150,592)	(165,743)
Net proceeds from sale of investment property	17,889	—
Escrow deposits for purchase of properties	(302)	795
Advances made to related parties	(174)	(172)
Payment received on loan made to a tenant	1,000	—
Capital expenditures on existing real estate investments	(3,663)	(1,620)
Net cash used in investing activities	(135,842)	(166,740)

Financing activities
Net proceeds received from common equity offerings	9,979	194,433
Escrow deposits required by third party lenders	(1,401)	(1,948)
Repayment of notes payable	(873)	(7,731)
Proceeds from Credit Facility	127,100	187,700
Repayment of Credit Facility	(5,000)	(207,200)
Payment of debt issuance costs	(3,215)	(6,177)
Dividends paid to common stockholders, and OP Unit and LTIP Unit holders	(43,779)	(38,539)
Dividends paid to preferred stockholders	(4,366)	(4,366)
Net cash provided by financing activities	78,445	116,172
Net increase in cash and cash equivalents and restricted cash	836	1,116
Cash and cash equivalents and restricted cash—beginning of period	12,759	10,753
Cash and cash equivalents and restricted cash—end of period	$13,595	$11,869

Supplemental cash flow information:
Cash payments for interest	$15,252	$13,307

Noncash financing and investing activities:
Accrued dividends payable	$15,777	$15,309
Interest rate swap agreements fair value change recognized in other comprehensive income	$(43,519)	$(6,273)
OP Units and LTIP Units redeemed for common stock	$682	$919
Accrued capital expenditures included in accounts payable and accrued expenses	$1,193	$909
Recognition of lease liability related to right of use asset	$—	$511
Loan assumed in connection with a facility acquisition	$1,513	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL MEDICAL REIT INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

(in thousands, except per share amounts or as otherwise indicated)

Note 1 – Organization

Global Medical REIT Inc. (the “Company”) is a Maryland corporation engaged primarily in the acquisition of purpose-built healthcare facilities and the leasing of those facilities to strong healthcare systems and physician groups with leading market share. The Company holds its facilities and conducts its operations through a Delaware limited partnership subsidiary named Global Medical REIT L.P. (the “Operating Partnership”). The Company serves as the sole general partner of the Operating Partnership through a wholly owned subsidiary of the Company named Global Medical REIT GP LLC, a Delaware limited liability company. As of September 30, 2022, the Company was the 93.97% limited partner of the Operating Partnership, with an aggregate of 6.03% of the Operating Partnership owned by holders of long-term incentive plan units (“LTIP Units”) and third-party limited partners who contributed properties or services to the Operating Partnership in exchange for common limited partnership units (“OP Units”).

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

Investment in Real Estate

The Company determines when an acquisition meets the definition of a business or alternatively should be accounted for as an asset acquisition in accordance with Accounting Standard Codification (“ASC”) Topic 805 “Business Combinations” (“ASC Topic

805”), which requires that, when substantially all of the fair value of an acquisition is concentrated in a single identifiable asset or a group of similar identifiable assets, the asset or group of similar identifiable assets does not meet the definition of a business and therefore is required to be accounted for as an asset acquisition. Transaction costs are capitalized for asset acquisitions and expensed as incurred for business combinations. All our facility acquisitions for the nine months ended September 30, 2022 and 2021 have been accounted for as asset acquisitions because substantially all the fair value of the gross assets the Company acquired were concentrated in a single asset or group of similar identifiable assets.

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

	As of September 30,
	2022	2021
Cash and cash equivalents	$3,199	$6,030
Restricted cash	10,396	5,839
Total cash and cash equivalents and restricted cash	$13,595	$11,869

Tenant Receivables, Net

The tenant receivable balance as of September 30, 2022 and December 31, 2021 was $6,382 and $6,070, respectively. The balance as of September 30, 2022 consisted of $932 in funds owed from the Company’s tenants for rent that the Company had earned but had not yet received, $146 for a loan that was made to one of the Company’s tenants, $4,860 of tenant reimbursements, and $444 of miscellaneous receivables. The balance as of December 31, 2021 consisted of $1,309 in funds owed from the Company’s tenants for rent that the Company had earned but had not yet received, $1,158 of loans that were made to two of the Company’s tenants, and $3,603 of tenant reimbursements.

Receivables arising from operating leases are accounted for in accordance with ASC Topic 842 “Leases” (“ASC Topic 842”). The Company assesses the likelihood of losses resulting from tenant defaults, or the inability of tenants to make contractual rent and tenant reimbursements at each reporting date. The Company also monitors the liquidity and creditworthiness of its tenants and operators on a continuous basis. If the likelihood of a tenant paying its lease payments is determined to no longer be probable, all tenant receivables, including deferred rent, are written off against revenue and any future revenue for that tenant is recognized only upon receipt of cash. In addition, as of September 30, 2022 and December 31, 2021, the Company had a portfolio level reserve of $350 on those leases that were probable of collection to ensure that the tenant lease receivables were not overstated.

Escrow Deposits

The escrow balance as of September 30, 2022 and December 31, 2021 was $7,660 and $5,957, respectively. Escrow deposits include funds held in escrow to be used for the acquisition of properties in the future and for the payment of taxes, insurance, and other amounts as stipulated by the Company’s Cantor Loan, as hereinafter defined.

Deferred Assets

The deferred assets balance as of September 30, 2022 and December 31, 2021 was $28,667 and $25,417, respectively. The balance as of September 30, 2022 consisted of $28,461 in deferred rent receivables resulting from the recognition of revenue from leases with fixed annual rental escalations on a straight-line basis and $206 of other deferred costs. The balance as of December 31, 2021 consisted of $25,356 in deferred rent receivables resulting from the recognition of revenue from leases with fixed annual rental escalations on a straight-line basis and $61 of other deferred costs.

Other Assets

The other assets balance as of September 30, 2022 and December 31, 2021 was $7,042 and $6,232, respectively. The balance as of September 30, 2022 consisted of $3,563 for right of use assets, $1,202 in preacquisition and other capitalized costs related to our properties, $2,110 in prepaid assets, and $167 for net capitalized software costs and miscellaneous assets. The balance as of December 31, 2021 consisted of $3,809 for right of use assets, $257 in preacquisition and other capitalized costs related to our properties, $1,916 in prepaid assets, and $250 for net capitalized software costs and miscellaneous assets. Refer to Note 8 – “Leases” for additional details on right of use assets.

Derivative Instruments - Interest Rate Swaps

As of September 30, 2022 and December 31, 2021, the Company's balance related to interest rate swap derivative instruments that were designated as cash flow hedges of interest rate risk was an asset of $36,926 and a net liability of $6,554, respectively. In accordance with the Company’s risk management strategy, the purpose of the interest rate swaps is to manage interest rate risk for certain of the Company’s variable-rate debt. The interest rate swaps involve the Company’s receipt of variable-rate amounts from the counterparties in exchange for the Company making fixed-rate payments over the life of the agreements. The Company accounts for derivative instruments in accordance with the provisions of ASC Topic 815, “Derivatives and Hedging.” Refer to Note 4 – “Credit Facility, Notes Payable and Derivative Instruments” for additional details.

Goodwill

As of September 30, 2022 and December 31, 2021, the Company’s goodwill balance was $5,903. Goodwill represents the excess of consideration paid over the fair value of underlying identifiable net assets of businesses acquired. Goodwill has an indefinite life and is not amortized, but is tested for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company’s policy is to perform its annual goodwill impairment evaluation as of the first day of the fourth quarter of its fiscal year. The Company has one reporting unit.

Assets Held for Sale and Sales of Real Estate

The Company classifies a property as held for sale when the following criteria are met: (i) management, having the authority to approve action, commits to a plan to sell the property in its present condition, (ii) the sale of the property is at a price reasonable in relation to its current fair value and (iii) the sale is probable and expected to be completed within one year. At that time, the Company presents the assets and obligations associated with the real estate held for sale separately in its Condensed Consolidated Balance Sheets and ceases recording depreciation and amortization expense related to that asset.  Real estate held for sale is reported at the lower of its carrying amount or its estimated fair value less estimated costs to sell. None of the Company’s properties were classified as held for sale as of September 30, 2022 or December 31, 2021.

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

Other Liabilities

The other liabilities balance as of September 30, 2022 and December 31, 2021 was $6,848 and $7,709, respectively. The balance as of September 30, 2022 consisted of $3,052 for right of use liabilities and $3,796 of prepaid rent. The balance as of December 31, 2021 consisted of $4,479 for right of use liabilities and $3,230 of prepaid rent. Refer to Note 8 – “Leases” for additional details on right of use liabilities.

Note 3 – Property Portfolio

Summary of Properties Acquired During the Nine Months Ended September 30, 2022

During the nine months ended September 30, 2022 the Company completed 14 acquisitions. For each acquisition, substantially all of the fair value was concentrated in a single identifiable asset or group of similar identifiable assets and, therefore, each acquisition represents an asset acquisition. Accordingly, transaction costs for these acquisitions were capitalized.

A rollforward of the gross investment in land, building, improvements, and acquired lease intangible assets as of September 30, 2022 resulting from these acquisitions is as follows:

			Site	Tenant	Acquired Lease	Gross Investment in
	Land	Building	Improvements	Improvements	Intangible Assets	Real Estate
Balances as of December 31, 2021	$152,060	$985,091	$19,021	$58,900	$127,931	$1,343,003
Facility Acquired – Date Acquired:
Gainesville – 2/4/22	555	3,899	76	199	575	5,304
Grand Rapids – 2/28/22	1,238	4,976	221	270	595	7,300
Sarasota – 3/29/22	747	3,703	84	331	1,263	6,128
Greenwood – 3/30/22	929	4,332	194	360	426	6,241
Fairbanks – 4/1/22	1,782	12,262	215	753	7,946	22,958
Rocky Point – 4/8/22	613	6,243	223	317	589	7,985
Fairfax – 5/11/22	4,012	13,238	399	310	3,304	21,263
Lee's Summit – 5/19/22	1,349	4,101	83	410	674	6,617
Lexington – 5/27/22	1,760	11,350	289	556	3,036	16,991
Toledo – 7/8/22	2,999	11,366	581	1,247	2,044	18,237
Lake Geneva – 7/26/22	444	4,612	141	230	725	6,152
Glenview – 9/1/22	1,448	6,258	241	279	912	9,138
Canandaigua – 9/16/22	578	11,118	370	489	1,493	14,048
Hermitage – 9/20/22	353	3,891	194	227	674	5,339
Capitalized costs(1)	122	1,018	—	433	155	1,728
Total Additions:	18,929	102,367	3,311	6,411	24,411	155,429
Disposition of Germantown – 7/1/22	(2,700)	(8,078)	(349)	(307)	(4,506)	(15,940)
Balances as of September 30, 2022	$168,289	$1,079,380	$21,983	$65,004	$147,836	$1,482,492

(1)   Represents capital projects that were completed and placed in service during the nine months ended September 30, 2022 related to the Company’s existing facilities.

Depreciation expense was $10,128 and $29,428 for the three and nine months ended September 30, 2022, respectively, and $8,639 and $24,779 for the three and nine months ended September 30, 2021, respectively.

As of September 30, 2022, the Company had aggregate capital improvement commitments and obligations to improve, expand, and maintain the Company’s existing facilities of approximately $22,016. Many of these amounts are subject to contingencies that make it difficult to predict when they will be utilized, if at all. In accordance with the terms of the Company’s leases, capital improvement obligations in the next twelve months could total up to approximately $18,236.

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

Lease Intangible Assets and Liabilities

The following is a summary of the carrying amount of lease intangible assets and liabilities as of the dates presented:

	As of September 30, 2022
		Accumulated
	Cost	Amortization	Net
Assets
In-place leases	$82,328	$(31,750)	$50,578
Above market leases	26,027	(6,422)	19,605
Leasing costs	39,481	(13,340)	26,141
	$147,836	$(51,512)	$96,324
Liability
Below market leases	$13,595	$(5,375)	$8,220

	As of December 31, 2021
		Accumulated
	Cost	Amortization	Net
Assets
In-place leases	$70,527	$(23,638)	$46,889
Above market leases	22,615	(6,407)	16,208
Leasing costs	34,789	(10,201)	24,588
	$127,931	$(40,246)	$87,685
Liability
Below market leases	$11,842	$(3,714)	$8,128

The following is a summary of the acquired lease intangible amortization:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Amortization expense related to in-place leases	$3,003	$2,281	$8,537	$6,539
Amortization expense related to leasing costs	$1,262	$1,000	$3,599	$2,839
Decrease in rental revenue related to above market leases	$805	$648	$2,396	$1,681
Increase in rental revenue related to below market leases	$584	$475	$1,661	$1,363

As of September 30, 2022, scheduled future aggregate net amortization of the acquired lease intangible assets and liabilities for each year ended December 31 is listed below:

	Net Decrease	Net Increase
	in Revenue	in Expenses
2022 (three months remaining)	$(272)	$4,442
2023	(1,101)	17,001
2024	(1,292)	14,843
2025	(1,822)	11,145
2026	(1,879)	9,136
Thereafter	(5,019)	20,152
Total	$(11,385)	$76,719

As of September 30, 2022, the weighted average amortization periods for asset lease intangibles and liability lease intangibles were 4.5 years and 3.3 years, respectively.

Note 4 – Credit Facility, Notes Payable and Derivative Instruments

Credit Facility

The Company, the Operating Partnership, as borrower, and certain of its subsidiaries (such subsidiaries, the “Subsidiary Guarantors”) are parties to an amended and restated $900 million unsecured syndicated credit facility with JPMorgan Chase Bank, N.A. (“JPMorgan”), as administrative agent (the “Credit Facility”). The Credit Facility consists of (i) $500 million of term loans, which includes (a) a $350 million term loan (“Term Loan A”) and (b) a $150 million term loan (“Term Loan B,” and, together with Term Loan A, the “Term Loans”), and (ii) a $400 million revolver component (the “Revolver”). The Credit Facility also includes a $500 million accordion feature. Term Loan A matures in May 2026, Term Loan B matures in February 2028, and the Revolver matures in August 2026, with two six-month extension options. As of August 1, 2022, LIBOR-based interest rates on amounts outstanding under the Credit Facility were transitioned to a Secured Overnight Financing Rate (“SOFR”) based interest rate equal to term SOFR plus a related spread adjustment of 10 basis points and a borrowing spread based on the current pricing grid in the Credit Facility. The Company may be entitled to a temporary reduction in the interest rate of two basis points provided it meets certain to be agreed upon sustainability goals.

The Operating Partnership is subject to a number of financial covenants under the amended Credit Facility, including, among other things, the following as of the end of each fiscal quarter, (i) a maximum consolidated unsecured leverage ratio of less than 60%, (ii) a maximum consolidated secured leverage ratio of less than 30%, (iii) a maximum consolidated secured recourse leverage ratio of less than 10%, (iv) a minimum fixed charge coverage ratio of 1.50:1.00, (v) a minimum unsecured interest coverage ratio of 1.50:1.00, (vi) a maximum consolidated leverage ratio of less than 60%, and (vii) a minimum net worth of $573 million plus 75% of all net proceeds raised through equity offerings subsequent to March 31, 2022. As of September 30, 2022, management believed it complied with all of the financial and non-financial covenants contained in the Credit Facility.

The Company has entered into interest rate swaps to hedge its interest rate risk on the Term Loans through their respective maturities. For additional information related to the interest rate swaps, see the “Derivative Instruments - Interest Rate Swaps” section herein.

During the nine months ended September 30, 2022, the Company borrowed $127,100 under the Credit Facility and repaid $5,000, for a net amount borrowed of $122,100. During the nine months ended September 30, 2021, the Company borrowed $187,700 under the Credit Facility and repaid $207,200 for a net amount repaid of $19,500. Interest expense incurred on the Credit Facility was $5,689 and $13,512 for the three and nine months ended September 30, 2022, respectively, and $3,500 and $11,101 for the three and nine months ended September 30, 2021, respectively.

As of September 30, 2022 and December 31, 2021, the Company had the following outstanding borrowings under the Credit Facility:

	September 30, 2022	December 31, 2021
Revolver	$144,700	$172,600
Term Loan A	350,000	350,000
Term Loan B	150,000	—
Less: Unamortized debt issuance costs	(9,802)	(8,033)
Credit Facility, net	$634,898	$514,567

Costs incurred related to the Credit Facility, net of accumulated amortization, are netted against the Company’s “Credit Facility, net of unamortized debt issuance costs” balance in the accompanying Condensed Consolidated Balance Sheets. The Company paid $3,215 and $6,177 related to amendments and modifications to the Credit Facility during the nine months ended September 30, 2022 and 2021, respectively. Amortization expense incurred related to debt issuance costs was $519 and $1,446 for the three and nine months ended September 30, 2022, respectively, and $463 and $1,239 for the three and nine months ended September 30, 2021, respectively, and is included in the “Interest Expense” line item in the accompanying Condensed Consolidated Statements of Operations.

Notes Payable, Net of Debt Issuance Costs

The Company’s notes payable, net, includes four loans: (1) the Rosedale Loan, (2) the Dumfries Loan, (3) the Cantor Loan, and (4) the Toledo Loan, described in detail herein. The following table sets forth the aggregate balances of these loans as of September 30, 2022 and December 31, 2021.

	September 30, 2022	December 31, 2021
Notes payable	$58,409	$57,769
Unamortized debt issuance costs	(491)	(607)
Notes payable, net	$57,918	$57,162

Amortization expense incurred related to the debt issuance costs was $39 and $116 for the three and nine months ended September 30, 2022, respectively, and $62 and $191 for the three and nine months ended September 30, 2021, respectively, and is included in the “Interest Expense” line item in the accompanying Condensed Consolidated Statements of Operations.

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

The Company made principal payments of $281 and $270 during the nine months ended September 30, 2022 and 2021, respectively. The loan balance as of September 30, 2022 and December 31, 2021 was $14,049 and $14,330, respectively. Interest expense incurred on this loan was $139 and $414 for the three and nine months ended September 30, 2022, respectively, and $143 and $425 for the three and nine months ended September 30, 2021, respectively.

As of September 30, 2022, scheduled principal payments due for each year ended December 31 were as follows:

2022 (three months remaining)	$95
2023	391
2024	405
2025	13,158
Total	$14,049

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

The Company made principal payments of $214 and $204 during the nine months ended September 30, 2022 and 2021, respectively. The loan balance as of September 30, 2022 and December 31, 2021 was $11,410 and $11,624, respectively. Interest expense incurred on this loan was $135 and $403 for the three and nine months ended September 30, 2022, respectively, and $138 and $413 for the three and nine months ended September 30, 2021, respectively.

As of September 30, 2022, scheduled principal payments due for each year ended December 31 were as follows:

2022 (three months remaining)	$74
2023	302
2024	11,034
Total	$11,410

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

The Company made principal payments of $331 and $172 during the nine months ended September 30, 2022 and 2021, respectively. The loan balance as of September 30, 2022 and December 31, 2021 was $31,484 and $31,815, respectively. Interest expense incurred on this loan was $420 and $1,253 for the three and nine months ended September 30, 2022, respectively, and $427 and $1,269 for the three and nine months ended September 30, 2021, respectively.

As of September 30, 2022, scheduled principal payments due for each year ended December 31 were as follows:

2022 (three months remaining)	116
2023	471
2024	492
2025	523
2026	551
Thereafter	29,331
Total	$31,484

Toledo Loan

On July 8, 2022, in connection with its acquisition of the Toledo Facility, the Company, through its wholly-owned subsidiary GMR Toledo LLC, assumed a loan with a principal amount of $1,513 (“the Toledo Loan”). The Toledo Loan has an annual interest rate of 5.0% with semi-annual principal and interest payments. The Company made principal payments of $47 during the three and nine months ended September 30, 2022. The loan balance as of September 30, 2022 was $1,466. Interest expense incurred on this loan was $22 for the three and nine months ended September  30, 2022. The Toledo Loan matures on July 30, 2033.

Derivative Instruments - Interest Rate Swaps

The Company has six interest rate swaps and nine forward starting interest rate swaps that are used to manage its interest rate risk by fixing the SOFR component of the Term Loans through their maturities. A description of these swaps is below:

Term Loan A Swaps

As of September 30, 2022, all six of the Company’s interest rate swaps related to Term Loan A. The notional value of these swaps is $350 million, with $150 million of the swaps maturing in August 2023 and the remaining $200 million maturing in August 2024. In addition, the Company has five forward starting interest rate swaps at notional amounts equal to the existing Term Loan A interest rate swaps that will be effective on the maturity dates of Term Loan A’s existing interest rate swaps. These forward starting swaps each have a maturity date of April 2026. Currently, the Term Loan A swaps fix the SOFR component of Term Loan A at a rate of 1.91% through August 2023. Subsequently, from August 2023 to August 2024 the SOFR component of Term Loan A will be fixed at 1.61%. Finally, from August 2024 to April 2026 the SOFR component of Term Loan A will be fixed at 1.45%.

Term Loan B Swaps

On August 2, 2022, the Company entered into four forward starting interest rate swaps related to Term Loan B with a notional value of $150 million that, beginning on October 1, 2022, fix the SOFR component on Term Loan B through January 2028 at 2.54%.

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

The fair value of the Company’s interest rate swaps was an asset of $36,926 and a net liability of $6,554 as of September 30, 2022 and December 31, 2021, respectively. The gross balances are included in the “Derivative Asset” and “Derivative Liability” line items on the Company’s Condensed Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021, respectively.

The table below details the components of the amounts presented on the accompanying Condensed Consolidated Statements of Comprehensive Income recognized on the Company’s interest rate swaps designated as cash flow hedges for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Amount of gain recognized in other comprehensive income	$(20,612)	$(227)	$(41,246)	$(1,523)
Amount of gain (loss) reclassified from accumulated other comprehensive income (loss) into interest expense	256	(1,611)	(2,273)	(4,750)
Total change in accumulated other comprehensive income (loss)	$(20,356)	$(1,838)	$(43,519)	$(6,273)

During the next twelve months, the Company estimates that an additional $10,615 will be reclassified as a decrease to interest expense. Additionally, during the three and nine months ended September 30, 2022, the Company recorded total interest expense in its Condensed Consolidated Statements of Operations of $6,963 and $17,166, respectively.

Weighted-Average Interest Rate and Term

The weighted average interest rate and term of the Company’s debt was 3.90% and 4.18 years at September 30, 2022, compared to 2.87% and 4.28 years as of December 31, 2021.

Note 5 – Equity

Preferred Stock

The Company’s charter authorizes the issuance of 10,000 shares of preferred stock, par value $0.001 per share. As of September 30, 2022 and December 31, 2021, there were 3,105 shares of Series A Cumulative Redeemable Preferred Stock (“Series A Preferred Stock”), issued and outstanding. The Series A Preferred Stock has a liquidation preference of $25 per share.

Preferred stock dividend activity for the nine months ended September 30, 2022 is summarized in the following table:

		Applicable		Quarterly		Dividends
Date Announced	Record Date	Quarter	Payment Date	Dividend		per Share

December 10, 2021	January 15, 2022	Q4 2021	January 31, 2022	$1,455		$0.46875
March 11, 2022	April 15, 2022	Q1 2022	May 2, 2022	$1,455		$0.46875
June 10, 2022	July 15, 2022	Q2 2022	August 1, 2022	$1,455		$0.46875
September 9, 2022	October 15, 2022	Q3 2022	October 31, 2022	$1,455	(1)	$0.46875
(1)	Two months of this amount, equal to $970, was accrued at September 30, 2022.

The holders of the Series A Preferred Stock are entitled to receive dividend payments only when, as and if declared by the Company’s board of directors (the “Board”) (or a duly authorized committee of the Board). Dividends will accrue or be payable in cash from the original issue date, on a cumulative basis, quarterly in arrears on each dividend payment date at a fixed rate per annum equal to 7.50% of the liquidation preference of $25.00 per share (equivalent to $1.875 per share on an annual basis). In September 2022, the Series A Preferred Stock became eligible for partial or full redemption by the Company. As of September 30, 2022, the Company had not redeemed any of its Series A Preferred Stock. Dividends on the Series A Preferred Stock will be cumulative and will accrue whether or not (i) funds are legally available for the payment of those dividends, (ii) the Company has earnings or (iii) those dividends are declared by the Board. The quarterly dividend payment dates on the Series A Preferred Stock are January 31, April 30, July 31 and October 31 of each year. During each of the nine-month periods ended September 30, 2022 and 2021, the Company paid preferred dividends of $4,366.

Common Stock

The Company has 500,000 authorized shares of common stock, $0.001 par value. As of September 30, 2022 and December 31, 2021, there were 65,518 and 64,880 outstanding shares of common stock, respectively.

Common stock dividend activity for the nine months ended September 30, 2022 is summarized in the following table:

		Applicable		Dividend	Dividends
Date Announced	Record Date	Quarter	Payment Date	Amount(1)	per Share

December 10, 2021	December 27, 2021	Q4 2021	January 10, 2022	$14,055	$0.205
March 11, 2022	March 25, 2022	Q1 2022	April 8, 2022	$14,611	$0.21
June 10, 2022	June 24, 2022	Q2 2022	July 8, 2022	$14,642	$0.21
September 9, 2022	September 23, 2022	Q3 2022	October 11, 2022	$14,642	$0.21
(1)	Includes distributions on outstanding LTIP Units and OP Units.

During the nine months ended September 30, 2022 and 2021, the Company paid total dividends on its common stock, LTIP Units and OP Units in the aggregate amount of $43,779 and $38,539, respectively.

As of September 30, 2022 and December 31, 2021, the Company had accrued dividend balances of $165 and $643 for dividends payable on the aggregate annual and long-term LTIP Units that are subject to retroactive receipt of dividends on the amount of LTIP Units ultimately earned. During the nine months ended September 30, 2022, the dividend accrual was reversed by $7 and $471 of dividends were paid related to these units. During the nine months ended September 30, 2021, $192 of dividends were accrued and $742 of dividends were paid related to these units.

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

During the nine months ended September 30, 2022, the Company generated net proceeds of $10,104 through equity issuances of 598 shares of the Company’s common stock at an average offering price of $17.15 per share. The Company did not issue any shares under its ATM programs during the three months ended September 30, 2022.

OP Units

During the nine months ended September 30, 2022, one OP Unit holder redeemed 35 OP Units for shares of the Company’s common stock with an aggregate redemption value of $600. During the year ended December 31, 2021, three OP Unit holders redeemed an aggregate of 62 OP Units for shares of the Company’s common stock with an aggregate redemption value of $919.

As of September 30, 2022 and December 31, 2021, there were 1,667 and 1,702 OP Units issued and outstanding, respectively, with an aggregate value of $8,480 and $9,080, respectively. The OP Unit value at issuance and redemption is based on the Company’s closing share price on the date of the respective transaction and is included as a component of noncontrolling interest equity in the Company’s Condensed Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021. The Company has sufficient shares of common stock authorized pursuant to its charter to cover the redemption of outstanding OP Units.

Note 6 – Related Party Transactions

Related Party Balances

The due from related parties balance as of September 30, 2022 and December 31, 2021 was $337 and $163, respectively. These balances primarily consist of taxes paid on behalf of LTIP Unit and OP Unit holders that are reimbursable to the Company. The Company had no amounts due to related parties as of September 30, 2022 and December 31, 2021.

Note 7 – Stock-Based Compensation

2016 Equity Incentive Plan

The 2016 Equity Incentive Plan, as amended (the “Plan”), is intended to assist the Company and its affiliates in recruiting and retaining employees of the Company, members of the Board, executive officers of the Company, and individuals who provide services to the Company and its affiliates.

The Plan is intended to permit the grant of both qualified and non-qualified options and the grant of stock appreciation rights, restricted stock, unrestricted stock, awards of restricted stock units, performance awards and other equity-based awards (including LTIP Units). Based on the grants outstanding as of September 30, 2022, there were 1,108 shares of common stock that remain available to be granted under the Plan. Units subject to awards under the Plan that are forfeited, cancelled, lapsed, or otherwise expired (excluding shares withheld to satisfy exercise prices or tax withholding obligations) are available for grant.

Time-Based Grants

During the nine months ended September 30, 2022, pursuant to the recommendation of the Compensation Committee of the Board (the “Compensation Committee”), the Board approved the following LTIP Unit activity:

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

During the nine months ended September 30, 2022, there were five vested LTIP Units redeemed for the Company’s common stock. A detail of the Company’s outstanding time-based LTIP Units as of September 30, 2022 is as follows:

Vested units	1,991
Unvested units	548
LTIP Units outstanding as of September 30, 2022	2,539

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

During the nine months ended September 30, 2022, six performance-based LTIP awards under the 2021 and 2022 programs were forfeited. A detail of the Company’s Long-Term Awards under the 2020 and 2021 programs, and the Annual Awards and Long-Term Awards under the 2022 program as of September 30, 2022 is as follows:

2020 Long-Term Awards	68
2021 Long-Term Awards	73
2022 Annual Awards (1)	86
2022 Long-Term Awards (2)	104
Total target performance awards as of September 30, 2022	331
(1)	Approved by the Board on February 24, 2022. The number of target LTIP Units was based on the average closing price of the Company’s common stock reported on the New York Stock Exchange (“NYSE”) over the 15 trading days preceding the grant date.
(2)	Approved by the Board on February 24, 2022. The number of target LTIP Units was based on the fair value of the Long-Term Awards as determined by an independent valuation consultant.

Annual Awards. The Annual Awards are subject to the terms and conditions of LTIP Annual Award Agreements (“LTIP Annual Award Agreements”) between the Company and each grantee.

The Compensation Committee and Board established performance goals for the year ending December 31, 2022, as set forth in the 2022 LTIP Annual Award Agreements (the “Performance Goals”) that will be used to determine the number of LTIP Units earned by each grantee. As of September 30, 2022, management estimated that the Performance Goals would be met at an 85% level and, accordingly, cumulative stock-based compensation expense during the three and nine months ended September 30, 2022 reflects management’s estimate that 85% of these awards will be earned. As soon as reasonably practicable following the first anniversary of the Annual Awards grant date, the Compensation Committee and Board will determine the extent to which the Company has achieved each of the Performance Goals (expressed as a percentage) and, based on such determination, will calculate the number of LTIP Units that each grantee is entitled to receive. Each grantee may earn up to 150% of the number of his/her target LTIP Units. Any 2022 Annual Award LTIP Units that are not earned will be forfeited and cancelled.

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

Long-Term Awards. The Long-Term Awards are subject to the terms and conditions of their related LTIP Long-Term Award Agreements (collectively the “LTIP Long-Term Award Agreements”) between the Company and each grantee. The number of LTIP Units that each grantee earns under the LTIP Long-Term Award Agreements will be determined following the conclusion of a three-

year performance period based on the Company’s total stockholder return (“TSR”), which is determined based on a combination of appreciation in stock price and dividends paid during the performance period. Each grantee may earn up to 200% of the number of target LTIP Units covered by the grantee’s Long-Term Award. Any target LTIP Units that are not earned will be forfeited and cancelled. The number of LTIP Units earned under the Long-Term Awards will be determined as soon as reasonably practicable following the end of the applicable three-year performance period based on the Company’s TSR on an absolute basis (as to 75% of the Long-Term Award) and relative to the companies that comprised the Dow Jones U.S. Real Estate Health Care Index (the “Index”) (as to 25% of the Long-Term Award).

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

The Company incurred stock compensation expense of $1,039 and $3,615 for the three and nine months ended September 30, 2022, respectively, and $1,241 and $4,568 for the three and nine months ended September 30, 2021, respectively, related to the grants awarded under the Plan. Compensation expense is included within “General and Administrative” expense in the Company’s Condensed Consolidated Statements of Operations.

As of September 30, 2022, total unamortized compensation expense related to these awards of approximately $5.5 million is expected to be recognized over a weighted average remaining period of 1.7 years.

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

The Company recognized $35,347 and $100,877 of rental revenue related to operating lease payments for the three and nine months ended September 30, 2022, respectively, and $29,967 and $85,492 of rental revenue related to operating lease payments for the three and nine months ended September 30, 2021, respectively. Of these amounts, $1,950 and $5,816 relate to variable rental revenue for the three and nine months ended September 30, 2022, respectively, and $1,822 and $4,730 relate to variable rental revenue for the three and nine months ended September 30, 2021, respectively.

The aggregate annual cash to be received by the Company on the noncancelable operating leases related to its portfolio as of September 30, 2022 is as follows for the subsequent years ended December 31:

2022 (three months remaining)	$30,045
2023	117,452
2024	107,929
2025	94,149
2026	85,188
Thereafter	393,003
Total	$827,766

Information as Lessee

The Company has seven buildings located on land that is subject to operating ground leases with a weighted average remaining term of approximately 40 years. Rental payments on these leases are adjusted periodically based on either the CPI or on a pre-determined schedule. The monthly payments on a pre-determined schedule are recognized on a straight-line basis over the terms of the respective leases. Changes in the CPI are not estimated as part of our measurement of straight-line rental expense. The Company used a weighted average discount rate of approximately 7.5%, which was derived, using a portfolio approach, from our assessment of the credit quality of the Company and adjusted to reflect secured borrowing, estimated yield curves and long-term spread adjustments over appropriate tenors. Some of the Company’s ground leases contain extension options and, where we determined it was reasonably certain that an extension would occur, they were included in our calculation of the right of use asset and liability. The Company recognized approximately $60 and $169 of ground lease expense during the three and nine months ended September 30, 2022, respectively, of which $32 and $104 was paid in cash. The Company recognized approximately $35 and $111 of ground lease expense during the three and nine months ended September 30, 2021, respectively, of which $26 and $88 was paid in cash.

The following table sets forth the undiscounted cash flows of our scheduled obligations for future lease payments on operating ground leases at September 30, 2022, and a reconciliation of those cash flows to the operating lease liability at September 30, 2022:

2022 (three months remaining)	$110
2023	206
2024	162
2025	163
2026	165
Thereafter	6,041
Total	6,847
Discount	(3,795)
Lease liability	$3,052

Tenant Concentration

During the nine months ended September 30, 2022, the Company’s rental revenues were derived from 270 tenants leasing 118 facilities.  During this period there were no tenants with rental revenue that exceeded 10% of the Company’s rental revenue.

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

Forward-looking statements involve numerous risks and uncertainties and you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data or methods which may be incorrect or imprecise and we may not be able to realize them. We do not guarantee that the transactions and events described will happen as described (or that they will happen at all). The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

●	defaults on or non-renewal of leases by tenants;
●	our ability to collect rents;
●	increases in interest rates and increased operating costs;
●	difficulties in identifying healthcare facilities to acquire (due to increased competition or otherwise) and completing such acquisitions;
●	the outcome of a tenant bankruptcy process, including, but not limited to, whether: (i) the tenant accepts or rejects its lease with us, (ii) if the tenant accepts our lease, it is able to continue making rental payments to us after the conclusion of the bankruptcy process, or (iii) if the tenant rejects our lease, whether we will be paid any or all amounts due to us out of the bankrupt estate;
●	macroeconomic and geopolitical factors, including, but not limited to, inflationary pressures, interest rate volatility, global supply chain disruptions and ongoing geopolitical war;
●	the effects of the ongoing coronavirus (“COVID-19”) pandemic (including any related variants of the COVID-19 virus such as the Delta variant, Omicron variant, or others), which are highly uncertain, cannot be predicted and will depend upon future developments, including the severity of COVID-19, the duration of the outbreak and potential resurgences, plateaued or stagnant vaccination and booster rates, adequate testing and treatments and the prevalence of widespread immunity to COVID-19;
●	our ability to satisfy the covenants in our existing and any future debt agreements;
●	decreased rental rates or increased vacancy rates, including expected rent levels on acquired properties;
●	adverse economic or real estate conditions or developments, either nationally or in the markets in which our facilities are located;
●	our failure to generate sufficient cash flows to service our outstanding obligations;
●	our ability to satisfy our short and long-term liquidity requirements;
●	our ability to deploy the debt and equity capital we raise;
●	our ability to hedge our interest rate risk;
●	our ability to raise additional equity and debt capital on terms that are attractive or at all;
●	our ability to make distributions on shares of our common and preferred stock or to redeem our preferred stock;

●	expectations regarding the timing and/or completion of any acquisition;
●	expectations regarding the timing and/or completion of dispositions, and the expected use of proceeds therefrom;
●	general volatility of the market price of our common and preferred stock;
●	changes in our business or our investment or financing strategy;
●	our dependence upon key personnel whose continued service is not guaranteed;
●	our ability to identify, hire and retain highly qualified personnel in the future;
●	the degree and nature of our competition;
●	changes in healthcare laws, governmental regulations, tax rates and similar matters;
●	changes in current healthcare and healthcare real estate trends;
●	changes in expected trends in Medicare, Medicaid and commercial insurance reimbursement trends;
●	competition for investment opportunities;
●	our failure to successfully integrate acquired healthcare facilities;
●	our expected capital and tenant improvement expenditures;
●	changes in accounting policies generally accepted in the United States of America (“GAAP”);
●	lack of, or insufficient amounts of, insurance;
●	other factors affecting the real estate industry generally;
●	changes in the tax treatment of our distributions;
●	our failure to maintain our qualification as a real estate investment trust (“REIT”) for U.S. federal income tax purposes;
●	our ability to qualify for the safe harbors from the “100% Prohibited Transactions Tax” under the REIT rules with respect to our property dispositions; and
●	limitations imposed on our business and our ability to satisfy complex rules relating to REIT qualification for U.S. federal income tax purposes.

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

Overview

Global Medical REIT Inc. (the “Company,” “us,” “we,” or “our”) is an internally managed REIT that acquires healthcare facilities and leases those facilities to physician groups and regional and national healthcare systems.  We conduct our business through an umbrella partnership REIT, or UPREIT, structure in which our properties are owned by wholly owned subsidiaries of our operating partnership, Global Medical REIT L.P. (the “Operating Partnership”). Our wholly owned subsidiary, Global Medical REIT GP LLC, is the sole general partner of our Operating Partnership and, as of September 30, 2022, we owned 93.97% of the outstanding common operating partnership units (“OP Units”) of our Operating Partnership, with an aggregate of 6.03% of the Operating Partnership owned by holders of long-term incentive plan units (“LTIP Units”) and third-party limited partners who contributed properties or services to the Operating Partnership in exchange for OP Units.

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

We continue to improve and expand our efforts in the corporate sustainability arena through tenant outreach and data collection to benchmark our portfolio’s energy consumption and efficiency. We submitted our 2021 GRESB assessment report on July 1, 2022 and received a score of 46, which was higher than our 2021 score.

Our commitment to employee engagement remains a high-priority, as we continue to make accommodations for health, safety, and work-life balance.

In 2021, we initiated a successful pilot project with a ride-share provider and national charitable organization in the greater Phoenix, Arizona metro area to provide transportation to healthcare facilities for those in need. We are continuing this project in 2022 and are looking to expand this program into Orlando, Florida.

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

Executive Summary

The following table summarizes the primary changes in our business and operations during the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(in thousands, except per share and unit amounts)
Rental revenue	$35,347	$29,967	$100,877	$85,492
Depreciation and amortization expense	$14,415	$11,942	$41,630	$34,222
Interest expense	$6,963	$4,830	$17,166	$14,887
General and administrative expense	$3,961	$3,852	$12,494	$12,519
Gain on sale of investment property	$6,753	$—	$6,753	$—

Net income attributable to common stockholders per share	$0.12	$0.06	$0.20	$0.13
FFO per share and unit(1)	$0.23	$0.23	$0.70	$0.67
AFFO per share and unit(1)	$0.25	$0.24	$0.74	$0.71
Dividends per share of common stock	$0.21	$0.205	$0.63	$0.615

Weighted average common stock outstanding	65,518	64,204	65,443	59,398
Weighted average OP Units outstanding	1,668	1,707	1,669	1,741
Weighted average LTIP Units outstanding	2,539	2,198	2,442	2,040
Total weighted average shares and units outstanding	69,725	68,109	69,554	63,179
(1)	See “—Non-GAAP Financial Measures,” for a description of our non-GAAP financial measures and a reconciliation of our non-GAAP financial measures.

	As of
	September 30,	December 31,
	2022	2021

	(dollars in thousands)
Investment in real estate, gross	$1,482,492	$1,343,003
Total debt, net	$692,816	$571,729
Weighted average interest rate	3.90%	2.87%
Total equity (including noncontrolling interest)	$664,584	$637,577
Net leasable square feet	4,895,635	4,343,467

Our Properties

Completed Acquisitions

During the nine months ended September 30, 2022, we completed 14 acquisitions encompassing an aggregate of 583,253 leasable square feet for an aggregate contractual purchase price of $148.9 million with an aggregate annualized base rent of $10.7 million. As of September 30, 2022, our portfolio consisted of gross investment in real estate of $1.5 billion, which was comprised of 118 facilities with an aggregate of 4.9 million leasable square feet and an aggregate $113.7 million of annualized base rent.

Completed Disposition of a Property

In July 2022, we sold a medical office building located in Germantown, Tennessee receiving gross proceeds of $17.9 million, resulting in a gain of approximately $6.8 million.

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

During the nine months ended September 30, 2022, the Company generated gross proceeds of $10.3 million through equity issuances of 0.6 million shares of our common stock at an average offering price of $17.15 per share. The Company did not issue any shares of common stock under its ATM program during the third quarter of 2022.

Debt Activity

On August 1, 2022, we entered into an amendment to the Credit Facility (the “Amendment”), that, among other things, (i) added a new $150 million term loan, which matures on February 1, 2028 (the “Term Loan B”), (ii) extended the maturity date of the current revolver component of the Credit Facility from May 2025 to August 2026, and (iii) transitioned all LIBOR-based loans under the Credit Facility to SOFR-based loans. LIBOR-based interest rates on amounts outstanding under the Credit Facility were transitioned to a SOFR-based interest rate equal to term SOFR plus a related spread adjustment of 10 basis points and a borrowing spread based on the current pricing grid in the Credit Facility. We may be entitled to a temporary reduction in the interest rate of two basis points provided we meet certain to be agreed upon sustainability goals.

During the nine months ended September 30, 2022, we borrowed $127.1 million under our Credit Facility and repaid $5.0 million, for a net amount borrowed of $122.1 million. As of September 30, 2022, the net outstanding Credit Facility balance was $634.9 million and as of November 1, 2022, we had unutilized borrowing capacity under the Credit Facility of $243.8 million.

Recent Developments

Chapter 11 Reorganization Filing of Pipeline Health System, LLC

On October 3, 2022, Pipeline Health System, LLC (“Pipeline”), announced that it filed for Chapter 11 bankruptcy protection under the United States Bankruptcy Code. Pipeline operates seven hospitals in three states, including the White Rock Medical Center in

Dallas, Texas, an acute-care hospital owned by the Company where Pipeline is the sole tenant. According to the filed bankruptcy documents, although Pipeline has experienced the same labor and reimbursement pressures that many acute-care hospitals have been facing since the beginning of the COVID-19 pandemic, the primary reason for the bankruptcy filing relates to Pipeline’s facilities in Chicago, Illinois, and not the White Rock Medical Center. Additionally, Pipeline has stated that it intends to keep its hospitals open and operating during the Chapter 11 restructuring process. Based on the Company’s review of the bankruptcy documents and other analysis, the Company believes that it is probable that it will collect all of the rent payments due under its lease to Pipeline.

Trends Which May Influence Our Results of Operations

We believe the following trends may positively impact our results of operations:

●	An aging population. According to the 2020 U.S. Census, the nation’s 65-and-older population has grown rapidly since 2010, driven by the aging of Baby Boomers born between 1946 and 1964. The 65-and-older population grew by over a third during the past decade, and by 3.2% from 2018 to 2019. We believe this segment of the U.S. population will utilize many of the services provided at our healthcare facilities such as orthopedics, cardiac, gastroenterology and rehabilitation.

●	A continuing shift towards outpatient care. According to the American Hospital Association, patients are demanding more outpatient operations. We believe this shift in patient preference from inpatient to outpatient facilities will benefit our tenants as most of our properties consist of outpatient facilities.

●	Physician practice group and hospital consolidation. We believe the trend towards physician group consolidation will serve to strengthen the credit quality of our tenants if our tenants merge or are consolidated with larger health systems.

We believe the following trends may negatively impact our results of operations:

●	Increased interest rate environment and cost of capital. Due to a strong labor market and high inflation, the U.S. Federal Reserve has raised the federal funds rate six times in 2022, bringing the current target rate to 3.75% to 4.00% and is expected to increase the federal funds rate at its remaining meeting in 2022. Additionally, the U.S. Federal Reserve has begun reducing the size of its balance sheet, which could also cause an increase in interest rates. Due to this interest rate environment, term SOFR, which is the reference rate for our floating rate debt, is currently forecasted to increase to approximately 4.80% by April 2023 (based on the term SOFR forward curve as of October 31, 2022), or over 190 basis points (1.90%) from our SOFR rate as of September 30, 2022. Based on our floating rate debt balance as of September 30, 2022, a 200 basis point increase in term SOFR would have caused our annual interest expense to increase by approximately $2.9 million.

The rapid increase in inflation and interest rates has caused the common stock prices of many REITs, including the Company’s, to fall significantly, especially during the third quarter of 2022. For example, from August 16, 2022 through November 1, 2022, the Company’s common stock price decreased from $12.23 per share (the highest closing price during the quarter) to $9.08 per share at market close on November 1, 2022, a 25.8% decrease. This decrease in stock price and increase in interest rates has significantly increased the Company’s cost of capital, which, in turn, has significantly reduced its ability to acquire assets that the Company needs to grow its business.

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

Consolidated Results of Operations

The major factor that resulted in variances in our results of operations for each revenue and expense category for the three and nine months ended September 30, 2022, compared to the same periods in 2021, was the increase in the size of our property portfolio.  Our total investments in real estate, net of accumulated depreciation and amortization, was $1.3 billion and $1.2 billion as of September 30, 2022 and 2021, respectively.

Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021

	Three Months Ended September 30,
	2022	2021	$ Change

	(in thousands)
Revenue
Rental revenue	$35,347	$29,967	$5,380
Other income	59	16	43
Total revenue	35,406	29,983	5,423

Expenses
General and administrative	3,961	3,852	109
Operating expenses	6,679	3,973	2,706
Depreciation expense	10,128	8,639	1,489
Amortization expense	4,287	3,303	984
Interest expense	6,963	4,830	2,133
Preacquisition expense	112	18	94
Total expenses	32,130	24,615	7,515
Income before gain from sale of investment property	3,276	5,368	(2,092)
Gain on sale of investment property	6,753	—	6,753
Net income	$10,029	$5,368	$4,661

Revenue

Total Revenue

Total revenue for the three months ended September 30, 2022 was $35.4 million, compared to $30.0 million for the same period in 2021, an increase of $5.4 million. The increase was primarily the result of rental revenue earned from the facilities that we acquired after September 30, 2021, as well as from the recognition of a full three months of rental revenue in 2022 from acquisitions that were completed during the three months ended September 30, 2021. Within that increase, $5.0 million in revenue was recognized from net lease expense recoveries during the three months ended September 30, 2022, compared to $3.2 million for the same period in 2021.

Expenses

General and Administrative

General and administrative expenses for the three months ended September 30, 2022 were $4.0 million, compared to $3.9 million for the same period in 2021 an increase of $0.1 million. An increase in cash compensation costs and general corporate expenses was partially offset by a reduction in non-cash LTIP compensation expense, which was $1.0 million for the three months ended September 30, 2022, compared to $1.2 million for the same period in 2021.

Operating Expenses

Operating expenses for the three months ended September 30, 2022 were $6.7 million, compared to $4.0 million for the same period in 2021, an increase of $2.7 million. The increase resulted primarily from $5.0 million of recoverable property operating expenses incurred during the three months ended September 30, 2022, compared to $3.2 million for the same period in 2021. In addition, our operating expenses included $1.4 million of property operating expenses from gross leases for the three months ended September 30, 2022, compared to $0.5 million for the same period in 2021.

Depreciation Expense

Depreciation expense for the three months ended September 30, 2022 was $10.1 million, compared to $8.6 million for the same period in 2021, an increase of $1.5 million. The increase resulted primarily from depreciation expense incurred on the facilities that we acquired after September 30, 2021, as well as from the recognition of a full three months of depreciation expense in 2022 from acquisitions that were completed during the three months ended September 30, 2021.

Amortization Expense

Amortization expense for the three months ended September 30, 2022 was $4.3 million, compared to $3.3 million for the same period in 2021, an increase of $1.0 million. The increase resulted primarily from amortization expense related to intangible assets connected to facilities that we acquired after September 30, 2021, as well as from the recognition of a full three months of amortization expense in 2022 from acquisitions that were completed during the three months ended September 30, 2021.

Interest Expense

Interest expense for the three months ended September 30, 2022 was $7.0 million, compared to $4.8 million for the same period in 2021, an increase of $2.2 million. This increase was due to higher average borrowings as well as increased interest rates during the three months ended September 30, 2022, compared to the same period last year.

The weighted average interest rate of our debt for the three months ended September 30, 2022 was 3.65% compared to 3.04% for the same period in 2021. Additionally, the weighted average interest rate and term of our debt was 3.90% and 4.18 years at September 30, 2022.

Income Before Gain on Sale of Investment Property

Income before gain on sale of investment property for the three months ended September 30, 2022 was $3.3 million, compared to $5.4 million for the same period in 2021, a decrease of $2.1 million.

Gain on Sale of Investment Property

In July 2022, the Company sold a medical office building located in Germantown, Tennessee receiving gross proceeds of $17.9 million, resulting in a gain of approximately $6.8 million. The Company acquired the facility in August 2017. The Company had no sales during the three months ended September 30, 2021.

Net Income

Net income for the three months ended September 30, 2022 was $10.0 million, compared to $5.4 million for the same period in 2021, an increase of $4.6 million.

Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021

	Nine Months Ended September 30,
	2022	2021	$ Change

	(in thousands)
Revenue
Rental revenue	$100,877	$85,492	$15,385
Other income	100	101	(1)
Total revenue	100,977	85,593	15,384

Expenses
General and administrative	12,494	12,519	(25)
Operating expenses	18,050	10,964	7,086
Depreciation expense	29,428	24,779	4,649
Amortization expense	12,202	9,443	2,759
Interest expense	17,166	14,887	2,279
Preacquisition expense	242	146	96
Total expenses	89,582	72,738	16,844
Income before gain from sale of investment property	11,395	12,855	(1,460)
Gain on sale of investment property	6,753	—	6,753
Net income	$18,148	$12,855	$5,293

Revenue

Total Revenue

Total revenue for the nine months ended September 30, 2022 was $101.0 million, compared to $85.6 million for the same period in 2021, an increase of $15.4 million. The increase is primarily the result of rental revenue earned from the facilities we acquired subsequent to September 30, 2021, as well as from the recognition of a full nine months of rental revenue in 2022 from acquisitions that were completed during the nine months ended September 30, 2021. Within that increase, $13.4 million in revenue was recognized from net lease expense recoveries during the nine months ended September 30, 2022, compared to $8.5 million for the same period in 2021.

Expenses

 General and Administrative

General and administrative expenses for the nine months ended September 30, 2022 and 2021 were $12.5 million. A reduction in non-cash LTIP compensation expense, which was $3.6 million for the nine months ended September 30, 2022, compared to $4.6 million for the same period in 2021, was partially offset by an increase in cash compensation costs and general corporate expenses.

Operating Expenses

Operating expenses for the nine months ended September 30, 2022 were $18.1 million, compared to $11.0 million for the same period in 2021, an increase of $7.1 million. The increase results from $13.4 million of reimbursable property operating expenses incurred during the nine months ended September 30, 2022, compared to $8.5 million for the same period in 2021. In addition, our operating expenses included $3.3 million of property operating expenses from gross leases for the nine months ended September 30, 2022, compared to $1.5 million for the same period in 2021.

 Depreciation Expense

Depreciation expense for the nine months ended September 30, 2022 was $29.4 million, compared to $24.8 million for the same period in 2021, an increase of $4.6 million. The increase results primarily from depreciation expense incurred on the facilities we acquired subsequent to September 30, 2021, as well as from the recognition of a full nine months of depreciation expense in 2022 from acquisitions that were completed during the nine months ended September 30, 2021.

Amortization Expense

Amortization expense for the nine months ended September 30, 2022 was $12.2 million, compared to $9.4 million for the same period in 2021, an increase of $2.8 million. The increase resulted primarily from amortization expense related to intangible assets connected to facilities that we acquired after September 30, 2021, as well as from the recognition of a full nine months of amortization expense in 2022 from acquisitions that were completed during the nine months ended September 30, 2021.

Interest Expense

Interest expense for the nine months ended September 30, 2022 was $17.2 million, compared to $14.9 million for the same period in 2021, an increase of $2.3 million. This increase was due to higher average borrowings as well as increased interest rates during the nine months ended September 30, 2022, compared to the same period last year.

The weighted average interest rate of our debt for the nine months ended September 30, 2022 was 3.18% compared to 3.14% for the nine months ended September 30, 2021. Additionally, the weighted average interest rate and term of our debt was 3.90% and 4.18 years at September 30, 2022.

Income Before Gain on Sale of Investment Property

Income before gain on sale of investment property for the nine months ended September 30, 2022 was $11.4 million, compared to $12.9 million for the same period in 2021, a decrease of $1.5 million.

Gain on Sale of Investment Property

In July 2022, the Company sold a medical office building located in Germantown, Tennessee receiving gross proceeds of $17.9 million, resulting in a gain of approximately $6.8 million. The Company had no sales during the nine months ended September 30, 2021.

Net Income

Net income for the nine months ended September 30, 2022 was $18.2 million, compared to $12.9 million for the same period in 2021, an increase of $5.3 million.

Assets and Liabilities

As of September 30, 2022 and December 31, 2021, our principal assets consisted of investments in real estate, net, of $1.3 billion and $1.2 billion, respectively. We completed 14 acquisitions during the nine months ended September 30, 2022.  Our liquid assets consisted primarily of cash and cash equivalents and restricted cash of $13.6 million and $12.8 million, as of September 30, 2022 and December 31, 2021, respectively.

The increase in our cash and cash equivalents and restricted cash balances to $13.6 million as of September 30, 2022, compared to $12.8 million as of December 31, 2021, was primarily due to borrowings on our Credit Facility, net proceeds received from the sale of an investment property, net proceeds received from ATM equity issuances, and net cash provided by operating activities, partially offset by funds used to acquire real estate and pay dividends to our common and preferred stockholders and OP Unit and LTIP Unit holders of our Operating Partnership.

The increase in our total liabilities to $742.2 million as of September 30, 2022 compared to $625.9 million as of December 31, 2021, was primarily the result of higher net borrowings outstanding, partially offset by a decrease in the derivative liability balance.

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

In 2022, we are contractually obligated to pay, or have capital commitments for, principal and interest payments on our outstanding debt, and ground and operating lease expenses. In addition, our preferred stock became redeemable by us beginning in September 2022. The liquidation preference for our preferred stock is $77.6 million, and, if we decide to fully redeem, we would be required to pay this amount plus fees and expenses.

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

Equity Issuances

During the nine months ended September 30, 2022, the Company generated gross proceeds of $10.3 million through equity issuances of 0.6 million shares of our common stock at an average offering price of $17.15 per share. We did not issue any shares of common stock under our ATM program during the third quarter of 2022.

Debt Financing

Credit Facility. Our Credit Facility consists of (i) the $350 million Term Loan A, (ii) the $150 million Term Loan B, and (iii) the $400 million Revolver. The Credit Facility also contains a $500 million accordion feature. As of November 1, 2022, we had unutilized borrowing capacity under the Credit Facility of $243.8 million. As of August 1, 2022, LIBOR-based interest rates on amounts outstanding under the Credit Facility were transitioned to a SOFR-based interest rate equal to term SOFR plus a related spread adjustment of 10 basis points and a borrowing spread based on the current pricing grid in the Credit Facility.

The Credit Facility is an unsecured facility with a term of (i) four years (beginning on August 1, 2022) for the Revolver (subject to two, six-month extension options), (ii) five years for Term Loan A (beginning on its origination date of May 3, 2021), and (iii) five years and five months for Term Loan B.

We are subject to a number of financial covenants under the amended Credit Facility, including, among other things, the following as of the end of each fiscal quarter, (i) a maximum consolidated unsecured leverage ratio of less than 60%, (ii) a maximum consolidated secured leverage ratio of less than 30%, (iii) a maximum consolidated secured recourse leverage ratio of less than 10%, (iv) a minimum fixed charge coverage ratio of 1.50:1.00, (v) a minimum unsecured interest coverage ratio of 1.50:1.00, (vi) a maximum consolidated leverage ratio of less than 60%, and (vii) a minimum net worth of $573 million plus 75% of all net proceeds raised through equity offerings subsequent to March 31, 2022. As of September 30, 2022, management believed it complied with all of the financial and non-financial covenants contained in the Credit Facility.

Other Fixed Debt. We also have $58.4 million in gross notes payable as of September 30, 2022. This debt is comprised of four instruments.

Hedging Instruments. The Company has six interest rate swaps and nine forward-starting interest rate swaps that are used to manage its interest rate risk.  A description of these swaps is below:

Term Loan A Swaps

As of September 30, 2022, all six of the Company’s interest rate swaps related to Term Loan A. The notional value of these swaps is $350 million, with $150 million of the swaps maturing in August 2023 and the remaining $200 million maturing in August 2024. In addition, the Company has five forward starting interest rate swaps that will be effective on the maturity dates of Term Loan A’s existing interest rate swaps. These forward starting swaps each have a maturity date of April 2026. Currently, the Term Loan A swaps fix the SOFR component of Term Loan A at a rate of 1.91% through August 2023. Subsequently, from August 2023 to August 2024 the SOFR component of Term Loan A will be fixed at 1.61%. Finally, from August 2024 to April 2026 the SOFR component of Term Loan A will be fixed at 1.45%.

Term Loan B Swaps

On August 2, 2022, the Company entered into four forward starting interest rate swaps related to Term Loan B with a notional value of $150 million that, beginning on October 1, 2022, fix the SOFR component on Term Loan B through January 2028 at 2.54%.

Total Fixed Debt. The Company’s fixed debt totaled $558.4 million on a gross basis at September 30, 2022, with a weighted average interest rate of 3.75% based on its interest rate swaps and at current leverage. The weighted average maturity of the Company’s fixed debt was 4.0 years at September 30, 2022. Due to the Company’s forward swap structures, the weighted average interest rate on fixed debt will improve over the next few years. Weighted average interest rates on the Company’s fixed debt are expected to decrease to approximately 3.67% in 2023, 3.50% in 2024, and 3.43% in 2025, based on the Company’s current leverage.

Cash Flow Information

Net cash provided by operating activities for the nine months ended September 30, 2022 was $58.2 million, compared to $51.7 million for the same period in 2021. The increase during the 2022 period was primarily due to increases in depreciation and amortization expenses and an increase in net income, partially offset by a gain from the sale of an investment property and a decrease in non-cash LTIP compensation expense compared to the same period in 2021.

Net cash used in investing activities for the nine months ended September 30, 2022 was $135.8 million, compared to $166.7 million for the same period in 2021. The decrease during the 2022 period was primarily the result of less real estate investment activity compared to the same period in 2021, partially offset by net proceeds received from the sale of an investment property.

Net cash provided by financing activities for the nine months ended September 30, 2022 was $78.4 million, compared to $116.2 million for the same period in 2021. The decrease during the 2022 period was primarily due to less proceeds received from equity offerings, partially offset by net borrowings on our Credit Facility.

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

A reconciliation of net income to FFO and AFFO for the three and nine months ended September 30, 2022 and 2021 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(unaudited, in thousands except per share and unit amounts)
Net income	$10,029	$5,368	$18,148	$12,855
Less: Preferred stock dividends	(1,455)	(1,455)	(4,366)	(4,366)
Depreciation and amortization expense	14,387	11,915	41,547	34,140
Gain on sale of investment property	(6,753)	—	(6,753)	—
FFO	$16,208	$15,828	$48,576	$42,629
Amortization of above market leases, net	221	173	735	318
Straight line deferred rental revenue	(1,018)	(1,369)	(3,245)	(4,147)
Stock-based compensation expense	1,039	1,241	3,615	4,568
Amortization of debt issuance costs and other	571	538	1,600	1,468
Preacquisition expense	112	18	242	146
AFFO	$17,133	$16,429	$51,523	$44,982

Net income attributable to common stockholders per share – basic and diluted	$0.12	$0.06	$0.20	$0.13
FFO per share and unit	$0.23	$0.23	$0.70	$0.67
AFFO per share and unit	$0.25	$0.24	$0.74	$0.71

Weighted Average Shares and Units Outstanding – basic and diluted	69,725	68,109	69,554	63,179

Weighted Average Shares and Units Outstanding:
Weighted Average Common Shares	65,518	64,204	65,443	59,398
Weighted Average OP Units	1,668	1,707	1,669	1,741
Weighted Average LTIP Units	2,539	2,198	2,442	2,040
Weighted Average Shares and Units Outstanding – basic and diluted	69,725	68,109	69,554	63,179

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

A reconciliation of net income to EBITDAre and Adjusted EBITDAre for the three and nine months ended September 30, 2022 and 2021 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(unaudited and in thousands)
Net income	$10,029	$5,368	$18,148	$12,855
Interest expense	6,963	4,830	17,166	14,887
Depreciation and amortization expense	14,415	11,942	41,630	34,222
Gain on sale of investment property	(6,753)	—	(6,753)	—
EBITDAre	$24,654	$22,140	$70,191	$61,964
Stock-based compensation expense	1,039	1,241	3,615	4,568
Amortization of above market leases, net	221	173	735	318
Preacquisition expense	112	18	242	146
Adjusted EBITDAre	$26,026	$23,572	$74,783	$66,996

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

As of September 30, 2022, we had $144.7 million of unhedged borrowings outstanding under the Revolver (before the netting of unamortized debt issuance costs) that bears interest at a variable rate. See “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Liquidity and Capital Resources” for a detailed discussion of our Credit Facility. At September 30, 2022, SOFR on our outstanding floating-rate borrowings was 2.87%. Assuming no increase in the amount of our variable interest rate debt, if SOFR increased 200 basis points, our cash flow would decrease by approximately $2.9 million annually. Assuming no increase in the amount of our variable rate debt, if SOFR were reduced 200 basis points, our cash flow would increase by approximately $2.9 million annually.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act that are designed to ensure that information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to management, including the principal executive and financial officer as appropriate, to allow timely decisions regarding required disclosures. Our principal executive officer and principal financial officer evaluated the effectiveness of disclosure controls and procedures as of September 30, 2022 pursuant to Rule 13a-15(b) under the Exchange Act. Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this Report, the Company’s disclosure controls and procedures were effective to ensure that information required to be included in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

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

Item 1A. Risk Factors

During the nine months ended September 30, 2022, there were no material changes to the risk factors that were disclosed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 1, 2022.

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

10.1

Amendment No. 1 to Second Amended and Restated Credit Agreement, dated August 1, 2022, by and among Global Medical REIT L.P., Global Medical REIT Inc., the certain subsidiaries from time to time party thereto as guarantors, and JPMorgan Chase Bank, N.A., as administrative agent, and the several banks, financial institutions and other entities from time to time party thereto as lenders (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on August 3, 2022).

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

32.1**	Certification of Principal Executive Officer and Principal Financial and Accounting Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS *	Inline XBRL Instance Document

101.SCH *	Inline XBRL Taxonomy Schema

101.CAL *	Inline XBRL Taxonomy Calculation Linkbase

101.DEF *	Inline XBRL Taxonomy Definition Linkbase

101.LAB *	Inline XBRL Taxonomy Label Linkbase

101.PRE *	Inline XBRL Taxonomy Presentation Linkbase

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith. Such certification shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBAL MEDICAL REIT INC.

Date: November 4, 2022	By:	/s/ Jeffrey M. Busch
Jeffrey M. Busch
Chief Executive Officer (Principal Executive Officer)

Date: November 4, 2022	By:	/s/ Robert J. Kiernan
Robert J. Kiernan
Chief Financial Officer (Principal Financial and Accounting Officer)