Form 10-K
period 2022-12-31
Global Medical REIT Inc.
filed 2023-03-01
CIK 1533615

F

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File Number: 001-37815

Global Medical REIT Inc.

(Exact name of registrant as specified in its charter)

Maryland	46-4757266
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7373 Wisconsin Avenue, Suite 800 Bethesda, MD	20814
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 202-524-6851

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol(s):	Name of each exchange on which registered:
Common Stock, par value $0.001 per share	GMRE	NYSE
Series A Preferred Stock, par value $0.001 per share	GMRE PrA	NYSE

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑  No ☐

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☑

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $693 million as of June 30, 2022.

As of February 24, 2023, there were 65,525,718 shares of the registrant’s common stock, par value of $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement filed in connection with the registrant’s 2023 Annual Meeting of Stockholders are incorporated by reference into Part III of the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022. The Registrant expects to file its definitive Proxy Statement with the United States Securities and Exchange Commission within 120 days after December 31, 2022.

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

Forward-looking statements involve numerous risks and uncertainties, and you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data or methods which may be incorrect or imprecise and we may not be able to realize them. We do not guarantee that the transactions and events described will happen as described (or that they will happen at all). The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

●	defaults on or non-renewal of leases by tenants;
●	our ability to collect rents;
●	increases in interest rates and increased operating costs;
●	difficulties in identifying healthcare facilities to acquire (due to increased cost of capital, competition or otherwise) and completing such acquisitions;
●	the outcome of a tenant bankruptcy process, including, but not limited to, whether: (i) the tenant accepts or rejects its lease with us, (ii) if the tenant accepts our lease, it is able to continue making rental payments to us after the conclusion of the bankruptcy process, or (iii) if the tenant rejects our lease, whether we will be paid any or all amounts due to us out of the bankruptcy estate;
●	macroeconomic and geopolitical factors, including, but not limited to, inflationary pressures, interest rate volatility, global supply chain disruptions and ongoing geopolitical conflicts and war;
●	the effects of the ongoing coronavirus (“COVID-19”) pandemic (including any related variants of the COVID-19 virus such as the Delta variant, Omicron variant, or others), which are highly uncertain, cannot be predicted and will depend upon future developments, including the severity of COVID-19, the duration of the outbreak and potential resurgences, plateaued or stagnant vaccination and booster rates, adequate testing and treatments and the prevalence of widespread immunity to COVID-19;
●	our ability to satisfy the covenants in our existing and any future debt agreements;
●	decreased rental rates or increased vacancy rates, including expected rent levels on acquired properties;
●	adverse economic or real estate conditions or developments, either nationally or in the markets in which our facilities are located;
●	our failure to generate sufficient cash flows to service our outstanding obligations;
●	our ability to satisfy our short and long-term liquidity requirements;
●	our ability to deploy the debt and equity capital we raise;
●	our ability to hedge our interest rate risk;

●	our ability to raise additional equity and debt capital on terms that are attractive or at all;
●	our ability to make distributions on shares of our common and preferred stock or to redeem our preferred stock;
●	expectations regarding the timing and/or completion of any acquisition;
●	expectations regarding the timing and/or completion of dispositions, and the expected use of proceeds therefrom;
●	general volatility of the market price of our common and preferred stock;
●	changes in our business or our investment or financing strategy;
●	our dependence upon key personnel, whose continued service is not guaranteed;
●	our ability to identify, hire and retain highly qualified personnel in the future;
●	the degree and nature of our competition;
●	changes in healthcare laws, governmental regulations, tax laws and similar matters;
●	changes in current healthcare and healthcare real estate trends;
●	changes in expected trends in Medicare, Medicaid and commercial insurance reimbursement trends;
●	competition for investment opportunities;
●	our failure to successfully integrate acquired healthcare facilities;
●	our expected capital and tenant improvement expenditures;
●	changes in accounting policies generally accepted in the United States of America (“GAAP”);
●	lack of, or insufficient amounts of, insurance;
●	other factors affecting the real estate industry generally;
●	changes in the tax treatment of our distributions;
●	our failure to maintain our qualification as a real estate investment trust (“REIT”) for U.S. federal income tax purposes;
●	our ability to qualify for the safe harbors from the “100% Prohibited Transactions Tax” under the REIT rules with respect to our property dispositions; and
●	limitations imposed on our business and our ability to satisfy complex rules relating to REIT qualification for U.S. federal income tax purposes.

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

PART I

ITEM 1.     BUSINESS

Organization

Global Medical REIT Inc. (the “Company,” “us,” “we,” or “our”) is a Maryland corporation and internally managed REIT that acquires healthcare facilities and leases those facilities to physician groups and regional and national healthcare systems. The Company’s common stock is listed on the New York Stock Exchange.

We elected to be taxed as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2016. We conduct our business through an umbrella partnership real estate investment trust, or UPREIT, structure in which our properties are owned by wholly owned subsidiaries of our operating partnership, Global Medical REIT L.P. (the “Operating Partnership”). Our wholly owned subsidiary, Global Medical REIT GP LLC, is the sole general partner of our Operating Partnership and, as of December 31, 2022, we owned 93.97% of the outstanding common operating partnership units (“OP Units”) of our Operating Partnership with an aggregate of 6.03% of the Operating Partnership owned by holders of long-term incentive plan units (“LTIP Units”) and third-party limited partners who contributed properties or services to the Operating Partnership in exchange for OP Units.

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

Our Board of Directors (the “Board”) continues to lead our environmental, social and governance (“ESG”) efforts and our Board has a standing ESG committee. The primary purpose of the ESG committee is to assist the Board in fulfilling our responsibilities to provide oversight and support of our commitment to ESG matters by overseeing: (1) our general ESG strategy and policies as set by our management, (2) communications with our employees, investors, and other stakeholders with respect to ESG matters, (3) developments relating to, and improving our understanding of, ESG matters, (4) our compliance with certain ESG-related legal and regulatory requirements, and (5) coordination with other Board committees on ESG matters of common import.

We continue to improve and expand our efforts in the corporate sustainability arena through tenant outreach and data collection to benchmark our portfolio’s energy consumption and efficiency. We submitted our 2022 GRESB assessment report on July 1, 2022 and received a score of 46, which was higher than our 2021 score.

Our commitment to employee engagement remains a high-priority, as we continue to make accommodations for health, safety, and work-life balance.

In 2022, we expanded our partnership with a national charitable organization to provide transportation in Orlando, Florida to healthcare facilities for those in need. We started the project in 2021 in the Phoenix, Arizona metro area with a ride-share provider and a national charitable organization. The program’s success has allowed us to expand into Orlando, Florida and to potentially more cities in the future.

Climate Change

We take climate change and the risks associated with climate change seriously. We prioritize energy efficiency and sustainability when evaluating investment opportunities and have begun to monitor our portfolio for climate risk factors. We utilize utility and energy audits that are performed by third-party engineering consultants during the due diligence phase of our acquisitions. The energy consumption data that we collect is used to assess our facilities’ carbon emission levels. Capturing and tracking this information may help inform future mitigation and remediation efforts when possible. To that end, we are exploring ways to mitigate climate risk, should it be present, in our acquisition strategy, as well as ways to contribute to the reduction of climate impact through proactive asset management that looks for ways to incorporate renewable energy resources and energy utilization reduction. We stand with our communities, tenants, and stockholders in supporting meaningful solutions that address this global challenge and contribute to the sustainability of our business objectives.

Impact of Inflation

After many years of low inflation, the U.S. inflation rate increased substantially during 2022, with the December 2022 annual inflation rate equaling 6.5%. In response to the increase in the inflation rate, the U.S. Federal Reserve (the “Fed”) instituted a number of increases to the Federal Funds Rate throughout the year, with the rate increasing from a target range of 0% to 0.25% at the beginning of 2022 to a current range of 4.50% to 4.75% as of its meeting in February 2023. The increase in the Federal Funds Rate, along with other actions taken by the Fed, had a ripple effect on other benchmark interest rates, including one-month term Standard Overnight Financing Rate (“SOFR”), which is the reference rate for our indebtedness under our Second Amended and Restated Credit Facility (the “Credit Facility”). From the beginning of 2022 through February 24, 2023, one-month term SOFR has increased from close to 0% to 4.5%, which, in turn, has led to a significant increase in our interest expense.

Additionally, as most of our leases are triple-net leases, we are somewhat insulated from the effects of inflation on our operating expenses.  However, due to the longer-term nature of our leases, we are not able to quickly increase rents to offset fully the effects of increased interest rates and inflation on our interest expense and other costs.

Continuing Impact of COVID-19

The COVID-19 pandemic has affected the healthcare industry in many ways. Many stories exist about U.S. healthcare workers, especially nurses, experiencing burnout due to the length and severity of the pandemic, and this has caused many nurses and other medical professionals to switch jobs within the medical profession or quit the profession altogether. This phenomenon has led to material increases in labor costs for healthcare systems, especially hospital systems, as some employers have had to rely on higher costing contract nursing labor to sustain their businesses. The increase in labor costs, among various other factors, contributed to the rapid increase in inflation during 2022.

Furthermore, the continued spread of the BA.5 variant of COVID-19 (and its subvariants) in the U.S. has prolonged the COVID-19 pandemic, which could continue to disrupt our operations and the operations of our tenants and third-party service providers.

Our Properties

As of December 31, 2022 we had gross investments of approximately $1.5 billion in real estate properties, consisting of 189 buildings with an aggregate of (i) approximately 4.9 million leasable square feet and (ii) approximately $114.5 million of annualized base rent. The tables below summarize information about our portfolio as of December 31, 2022. Also see “Schedule III – Consolidated Real Estate and Accumulated Depreciation,” for additional information about our properties.

Summary of Investments by Type

The following table contains information about our portfolio by type of property as of December 31, 2022:

	Leasable Square	% of	Annualized Base Rent (ABR)
Type	Feet (LSF)	LSF	(in thousands)(1)	% of ABR
Medical Office Building (MOB) (2)	3,670,193	75.0%	$77,570	67.8%
Inpatient Rehab. Facility (IRF)	547,007	11.2%	20,083	17.5%
Surgical Hospital	174,984	3.6%	6,731	5.9%
Other (3)	503,451	10.2%	10,085	8.8%
Total	4,895,635	100.0%	$114,469	100.0%
(1)	Monthly base rent for December 2022, multiplied by 12 (or base rent net of annualized expenses for properties with gross leases).
(2)	Our MOB category includes buildings with special uses such as surgery centers, imaging, labs, urgent care, dialysis, and plasma centers, among others.
(3)	Other ABR includes healthcare administrative office ($2,681), acute-care hospital ($2,475), long-term acute care hospital ($2,471), behavioral hospital ($1,352), free-standing emergency department ($973) and retail space ($133).

Geographic Concentration

The following table contains information regarding the geographic concentration of our portfolio as of December 31, 2022. Adverse economic or other conditions (including significant weather events) in the states that contain a high concentration of our facilities could adversely affect us. See “Risk Factors— We have significant geographic concentration in a small number of states, including Texas, Florida, Ohio, Oklahoma, Pennsylvania, Arizona, and Illinois. Economic and other conditions that negatively affect those states and our tenants in those states could have a greater effect on our revenues than if our properties were more geographically diverse.”

	Leasable Square		Annualized Base Rent (ABR)
State	Feet (LSF)	% of LSF	(in thousands)(1)	% of ABR
Texas	727,176	14.9%	$20,174	17.6%
Florida	561,466	11.5%	11,796	10.3%
Ohio	416,926	8.5%	9,454	8.3%
Oklahoma	196,777	4.0%	7,271	6.4%
Pennsylvania	286,339	5.8%	7,070	6.2%
Arizona	183,835	3.8%	6,545	5.7%
Illinois	307,848	6.3%	6,539	5.7%
Other(2)	2,215,268	45.2%	45,620	39.8%
Total	4,895,635	100.0%	$114,469	100.0%
(1)	Monthly base rent for December 2022, multiplied by 12 (or base rent net of annualized expenses for properties with gross leases).
(2)	Our remaining properties are located in 28 other states, with no state accounting for more than 5% of our ABR.

Significant Tenants

The following tenants each account for at least 5% of our annualized base rent as of December 31, 2022. Adverse changes to any of their financial conditions or our failure to renew our leases with these tenants could adversely affect us. See “Risk Factors— The inability of any of our significant tenants to pay rent to us could have a disproportionate negative affect on our revenues” and “Risk Factors—Most of our healthcare facilities are occupied by a single tenant, and we may have difficulty finding suitable replacement tenants in the event of a tenant default or non-renewal of our leases, especially for our healthcare facilities located in smaller markets.”

	Leasable Square		Annualized Base Rent (ABR)
Tenant	Feet (LSF)	% of LSF	(in thousands)(1)	% of ABR
LifePoint Health(2)	157,151	3.2%	$7,582	6.6%
Encompass Health Corporation	254,006	5.2%	7,274	6.4%
Memorial Health System	155,600	3.2%	5,507	4.8%
Total	566,757	11.6%	$20,363	17.8%
(1)	Monthly base rent for December 2022, multiplied by 12 (or base rent net of annualized expenses for properties with gross leases).
(2)	LifePoint Health is formerly known as Kindred Healthcare Inc.

Lease Expirations

The following table contains information regarding the lease expiration dates of the leases in our portfolio as of December 31, 2022.

				Annualized Base Rent (ABR)
Year	Number of Leases	Leased Square Feet		(in thousands)(1)	% of ABR
2023	69	363,420		$7,542	6.6%
2024	64	700,146		15,672	13.7%
2025	43	366,727		8,856	7.7%
2026	58	516,094		11,327	9.9%
2027	44	479,579		12,096	10.6%
2028	19	170,950		4,063	3.5%
2029	23	471,026		11,382	9.9%
2030	24	381,492		9,592	8.4%
2031	13	287,889		6,348	5.5%
2032	7	80,310		2,490	2.2%
Thereafter	36	904,621		25,101	22.0%
Total	400	4,722,254	(2)	$114,469	100.0%
(1)	Monthly base rent for December 2022, multiplied by 12 (or base rent net of annualized expenses for properties with gross leases).
(2)	The remaining 173,381 of leasable square feet, or 3.5% of our overall leasable square feet, is vacant.

Ground Leases

As of December 31, 2022, we had seven buildings located on land that is subject to operating ground leases, representing approximately 3.8% of our total leasable square feet and approximately 4.2% of our December 2022 annualized base rent. The ground leases subject these properties to certain restrictions, including restrictions on our ability to re-let such facilities to tenants not affiliated with the ground lessor, rights of first offer and refusal with respect to sales of the facilities and restrictions that limit the types of medical procedures that may be performed at the facilities.

Recent Developments

Chapter 11 Reorganization Filing of Pipeline Health System, LLC

On October 3, 2022, Pipeline Health System, LLC (“Pipeline”), announced that it filed for Chapter 11 bankruptcy protection under the United States Bankruptcy Code. At the time of its bankruptcy filing, Pipeline operated seven hospitals in three states, including the White Rock Medical Center in Dallas, Texas, an acute-care hospital owned by the Company where Pipeline is the sole tenant. According to the filed bankruptcy documents, although Pipeline has experienced the same labor and reimbursement pressures that many acute-care hospitals have been facing since the beginning of the COVID-19 pandemic, the primary reason for the bankruptcy filing relates to Pipeline’s facilities in Chicago, Illinois, and not the White Rock Medical Center. While in bankruptcy, Pipeline sold its facilities in Chicago, Illinois and on January 13, 2023, the bankruptcy court approved Pipeline’s plan of reorganization (the “Reorganization Plan”). As part of the Reorganization Plan, Pipeline agreed to assume our leases at White Rock Medical Center with certain amendments to facilitate its emergence from bankruptcy and new operating plan. The Reorganization Plan with respect to the Company’s leases with Pipeline was effective as of February 6, 2023.

Acquisition Under Contract

As of February 24, 2023, we had one acquisition under contract for a purchase price of approximately $6.7 million. We are currently in the due diligence period for our property under contract. If we identify problems with this property or the operator of this property during our due diligence review, we may not close the transaction on a timely basis or we may terminate the purchase agreement and not close the transaction.

Properties Under Contract for Sale

As of February 24, 2023, we had two properties under contract for sale for aggregate gross sales proceeds of approximately $11.6 million and an aggregate net book value of $8.3 million. The transactions are expected to be completed by March 31, 2023. The buyers are currently in the due diligence periods and the transactions are subject to various closing contingencies. Accordingly, the transactions may not close on a timely basis or the buyers may terminate the purchase agreements and not close the transactions.

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

Dispositions

We believe in certain circumstances, dispositions help to strengthen our portfolio and provide cash flow and gains from the sales that can be used for re-investment or to reduce indebtedness.

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

Human Capital Resources

Our success is dependent on the success of our employees. As of December 31, 2022, the Company had 29 employees.

We support diversity, equality, and inclusion in our workforce.  As of December 31, 2022, 34% of our workforce were women and 31% of our workforce was ethnically diverse. We believe we offer a competitive pay and benefits package, with nearly all of our employees participating in our equity incentive plans. We also foster the development of our employees’ expertise and skillsets, and encourage our employees to build new skill sets, such as in the ESG space. We have established policies to provide a safe, harassment-free work environment and have fostered a corporate culture based on fair and equal treatment. As a result, we believe our employees are committed to building strong, innovative and long-term relationships with each other and with our tenants. In response to COVID-19, employees at our corporate office are permitted to work remotely.

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

ITEM 1A.  RISK FACTORS

The following summarizes the material risks of purchasing or owning our securities. Our business, financial condition and/or results of operations and our ability to make distributions to our stockholders may be materially adversely affected by the nature and impact of these risks. In such case, the market value of our securities could be detrimentally affected, and investors may lose part or all of the value of their investment. You should carefully consider the risks and uncertainties described below in this Item 1A, “Risk Factors” included in this Annual Report on Form 10-K. These risks include, but are not limited to, the following:

●	We are dependent on our tenants for our revenues. Our tenants face a wide range of business risks, including economic, competitive, government reimbursement and regulatory risks, any of which could cause our tenants to be unable to pay rent to us.

●	We finance a portion of our portfolio with unhedged floating-rate debt from our Credit Facility. The rapid increase in inflation during 2022 led to a rapid increase in market interest rates, which materially increased the interest rate on our floating rate debt. In addition to interest rate risk, we are subject to additional risks associated with our Credit Facility generally, including covenant restrictions.

●	Our assets are concentrated in healthcare-related facilities, making us more economically vulnerable to specific industry-related risks than if our assets were diversified across different industries.

●	The inability of any of our significant tenants to pay rent to us could have a disproportionate negative affect on our business.

●	Competition for medical office buildings has increased significantly since the beginning of the COVID-19 pandemic.

●	Most of our healthcare facilities are occupied by a single tenant, and we may have difficulty finding suitable replacement tenants in the event of a tenant default or non-renewal of our leases, especially for our healthcare facilities located in smaller markets.

●	Our tenants’ businesses have in the past and could again in the future be materially and adversely affected by the effects of the COVID-19 virus, including labor shortages that have resulted from nurses and other medical personnel switching jobs within the medical profession or quitting the medical profession altogether, and other viruses or pandemics could cause similar effects in the future.

●	We have significant geographic concentration in a small number of states, including Texas, Florida, Ohio, Oklahoma, Pennsylvania, Arizona, and Illinois. Economic and other conditions that negatively affect those states and our tenants in those states could have a greater effect on our revenues than if our properties were more geographically diverse.

●	We rely on external sources of capital to fund future capital needs, and, if we encounter difficulty in obtaining such capital, we may not be able to make future acquisitions necessary to grow our business or meet maturing obligations.

●	Subject to certain requirements under Maryland law and REIT requirements, the Board has sole discretion to determine if we will pay distributions and the amount and frequency of such distributions, and past distribution amounts may not be indicative of future distribution amounts.

●	Failure to remain qualified as a REIT would cause us to be taxed as a regular corporation, which would substantially reduce funds available for distributions to our stockholders.

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

As of December 31, 2022, the annualized base rent from our top three tenants represented approximately 18% of our portfolio-wide annualized base rent, including our LifePoint Health facilities, which comprised approximately 7% of our annualized base rent; our Encompass facilities, which comprised approximately 6% of our annualized base rent; and our Memorial Health facilities, which comprised approximately 5% of our annualized base rent.

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

Our tenants’ businesses have in the past and could again in the future be materially and adversely affected by the effects of the COVID-19 virus, including labor shortages that have resulted from nurses and other medical personnel switching jobs within the medical profession or quitting the medical profession altogether, and other viruses or pandemics could cause similar effects in the future.

The COVID-19 pandemic has affected the healthcare industry in many ways.  Many stories exist about U.S. healthcare workers, especially nurses, experiencing burnout due to the length and severity of the pandemic, and this has caused many nurses and other medical professionals to switch jobs within the medical profession or quit the profession altogether. This phenomenon has led to material increases in labor costs for healthcare systems, especially hospital systems, as employers have had to rely on contract nursing labor to sustain their businesses. Other viruses or pandemics could cause similar effects in the future.

In October 2022, Pipeline Health Systems, one of our top 10 tenants, filed for Chapter 11 bankruptcy protection due in part to increases in labor costs resulting from nursing shortages.  If these labor shortages are not rectified at reasonable cost, healthcare practices, including our tenants, may continue to experience staffing shortages or increased labor and recruitment costs, which could negatively impact their businesses and their ability to pay rents to us.  Additionally, the volatility of COVID-19, its variants and its subvariants are unpredictable and there are no assurances that new variants and subvariants will not emerge in the future.

The COVID-19 pandemic, or other global pandemic in the future, could disrupt our and our third-party advisors’ businesses.

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

Our leases are generally long-term leases with annual rent escalators, however, some of our debt financing is subject to floating interest rates. Recent increases in interest rates have not been matched by an increase in our rent payments, which has exposed us to a funding imbalance.

Our revenues are generated by our leases, which are typically medium-to-long-term leases with fixed rental rates, subject to annual rent escalators. The unhedged portion of our Credit Facility debt is subject to SOFR, which has increased substantially since early 2022. The generally fixed nature of revenues and the variable rate of our debt obligations create interest rate risk for us. Increases in interest rates have not been matched by increases in our rental income, which has increased our expenses and has materially adversely affected our business, financial condition, results of operations and the trading price of our common and preferred stock. Further increases in interest rates may have a material, adverse effect on our ability to make distributions to our stockholders.

The bankruptcy of any of our tenants could bar our efforts to collect pre-bankruptcy debts from the tenant or evict the tenant and take back control of the property.

Any bankruptcy filings by or relating to one of our tenants could bar all efforts by us to collect pre-bankruptcy debts from that tenant or evict the tenant and take back control of the property, unless we receive an order permitting us to do so from a bankruptcy court, which we may be unable to obtain. A tenant bankruptcy could also delay our efforts to collect past due balances under the relevant leases and could ultimately preclude full collection of these sums. If a tenant rejects the lease while in bankruptcy, we would have only a general unsecured claim for pre-petition damages. Any unsecured claim that we hold may be paid only to the extent that funds are available and only in the same percentage as is paid to all other holders of unsecured claims. It is possible that we may recover substantially less than the full value of any unsecured claims that we hold, or nothing at all, which may have a material adverse effect on our business, financial condition, results of operations, our ability to make distributions to our stockholders and the trading price of our common stock and preferred stock. Furthermore, dealing with a tenant bankruptcy or other default may divert management’s attention and cause us to incur substantial legal and other costs. In October 2022, one of our tenants, Pipeline Health Systems, LLC filed for Chapter 11 bankruptcy protection. See “Business—Recent Developments—Chapter 11 Reorganization Filing of Pipeline Health System, LLC,” for a description of the Pipeline bankruptcy.

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

As of December 31, 2022, leases representing 6.6%, 13.7% and 7.7% of our portfolio annualized base rent expire in 2023, 2024 and 2025, respectively. Most of our healthcare facilities are occupied by a single tenant. Following expiration of a lease term or if we exercise our right to replace a tenant in default, rental payments on the related healthcare facilities could decline or cease altogether while we reposition such healthcare facility with a suitable replacement tenant. We also might not be successful in identifying suitable replacement tenants or entering into triple-net leases with new tenants on a timely basis, on favorable terms, or at all. Additionally, we may be required to fund certain expenses and obligations (e.g., real estate taxes, debt costs and maintenance expenses) to preserve the value of, and avoid the imposition of liens on, our healthcare facilities while they are being repositioned. Our ability to reposition our healthcare facilities with a suitable tenant could be significantly delayed or limited by state licensing, receivership, CON or other laws, as well as by the Medicare and Medicaid change-of-ownership rules. We could also incur substantial additional expenses in connection with any licensing, receivership or change-of-ownership proceedings. In addition, our ability to locate suitable replacement tenants could be impaired by the specialized healthcare uses or contractual restrictions on use of the healthcare facilities, and we may be required to spend substantial amounts to adapt the healthcare facilities to other uses. Any such delays, limitations and expenses could adversely impact our ability to collect rent, obtain possession of leased healthcare facilities or otherwise exercise remedies for tenant default, which, in turn, could have a material adverse effect on our business, financial condition and results of operations, our ability to make distributions to our stockholders and the trading price of our common and preferred stock.

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

As of December 31, 2022, approximately 18%, 10%, 8%, 6%, 6%, 6% and 6% of our total annualized base rent was derived from properties located in Texas, Florida, Ohio, Oklahoma, Pennsylvania, Arizona, and Illinois, respectively. As a result of this geographic concentration, we are particularly exposed to downturns in these states’ economies or other changes in local real estate market conditions. Any material changes in the current payment programs or regulatory, economic, environmental or competitive conditions in these states could have an amplified effect on our business, financial condition and results of operations, our ability to make distributions to our stockholders and the trading price of our common and preferred stock than if our properties were more geographically diverse.

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

We have seven buildings located on land that is subject to operating ground leases, representing approximately 4.2% of our December 2022 annualized base rent. These ground leases contain certain restrictions. These restrictions include limits on our ability to re-let the facilities, rights of purchase and rights of first offer and refusal with respect to sales of the healthcare facility and limits on the types of medical procedures that may be performed at the facilities. These restrictions could affect our returns on these facilities which, in turn, could materially adversely affect our business, financial condition and results of operations, our ability to make distributions to our stockholders and the trading price of our common and preferred stock.

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

Our tenants are generally required (either directly or through a reimbursement arrangement with us) to maintain comprehensive property and casualty insurance covering our properties. However, some types of losses may be uninsurable or too expensive to insure against, such as losses due to windstorms, terrorist acts, earthquakes, and toxic mold, among others. Accordingly, we may not have enough insurance coverage against certain types of losses and may experience decreases in the insurance coverage available. Should an uninsured loss or a loss in excess of insured limits occur, we could lose all or a portion of our investment in a property, as well as the anticipated future revenue from the property. In such an event, we might remain obligated for any mortgage debt or other financial obligation related to the property. Further, if any of our insurance carriers were to become insolvent, we would be forced to replace the existing coverage with another suitable carrier, and any outstanding claims would be at risk for collection. In such an event, we cannot be certain that we would be able to replace the coverage at similar or otherwise favorable terms.

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

Risks Related to our Financings

We finance a portion of our portfolio with unhedged floating- rate debt from our Credit Facility. The rapid increase in inflation during 2022 led to a rapid increase in market interest rates, which materially increased the interest rate on our floating rate debt.  In addition to interest rate risk, we are subject to additional risks associated with our Credit Facility generally, including covenant restrictions.

As of December 31, 2022, the balance of the revolver component of our Credit Facility (the “Revolver”) was $145.7 million, which represented approximately 21% of our total outstanding indebtedness at December 31, 2022. The rapid increase in inflation during 2022 has led to a dramatic increase in market interest rates as the Fed has implemented a series of interest rate increases to curb the inflation rate. As a result, the One-Month Term SOFR, which serves as the base rate for the Revolver, increased from just over 0% at the start of the year to 4.32% in December 2022 and has continued to increase in 2023 to date. Additionally SOFR is currently forecasted to increase to approximately 5.40% by August 2023 (based on the term SOFR forward curve as of February 24, 2023), or approximately 108 basis points (1.08%) from our SOFR rate as of December 31, 2022. The recent increase in interest rates has caused our borrowing costs to materially increase, which has, among other things, increased our cost of capital (which has affected our ability to acquire assets) and decreased our earnings, liquidity, cash available to make distributions to our stockholders and the trading price of our common and preferred stock.

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

We use derivative instruments to hedge exposure to changes in interest rates on certain of our variable rate loans. As of December 31, 2022, we had 15 interest rate swap agreements with a total notional amount of $500 million that fixed the SOFR component of the interest rate on the $350 million and $150 million term loan components under our Credit Facility (the “Term Loans”). There is no assurance that our hedging instruments will adequately mitigate our interest rate risk or that our hedging strategy will not result in losses. Additionally, a hedging counterparty may fail to honor its obligations to us. If our interest rate hedges are unsuccessful in mitigating our interest rate risk, or if a hedging counterparty fails to honor its obligations to us, our borrowing costs would increase, which could, among other things, increase our cost of capital and decrease our earnings, liquidity, cash available to make distributions to our stockholders and the trading price of our common and preferred stock.

We finance our healthcare facilities with term indebtedness, and we may place term indebtedness on our healthcare facilities in the future. We may not be able to refinance such debt when due or may be unable to refinance such debt on favorable terms.

As of December 31, 2022, we had $694.1 million of indebtedness outstanding (net of unamortized debt issuance costs). We may also place indebtedness on our healthcare facilities in the future. We run the risk of being unable to refinance such debt (including our Credit Facility debt) when the loans come due or of being unable to refinance on favorable terms. If interest rates are higher when we refinance debt, our income could be reduced. We may be unable to refinance debt at appropriate times, which may require us to sell healthcare facilities on terms that are not advantageous to us or could result in the foreclosure of such healthcare facilities. Any of these events could have a material adverse effect on our business, financial condition, results of operations, our ability to make distributions to our stockholders and the trading price of our common and preferred stock.

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

To qualify as a REIT, we are required, among other things, to distribute each year to our stockholders at least 90% of our taxable income, without regard to the deduction for dividends paid and excluding net capital gain. Because of this distribution requirement, we may not be able to fund our future capital needs from cash retained from operations, including capital needed to make investments and to satisfy or refinance maturing obligations. As a result, we expect to rely on external sources of capital, including debt and equity financing, to fund future capital needs. Our access to capital will depend upon several factors, many of which we have little or no control, including:

●	The extent of investor interest;
●	Our ability to satisfy the distribution requirements applicable to REITs;
●	The general reputation of REITs and the attractiveness of their equity securities in comparison to other equity securities, including securities issued by other real estate-based companies;
●	Our financial performance and that of our tenants;
●	Analyst reports about us and the REIT industry;
●	General stock and bond market conditions, including changes in interest rates on fixed income securities, which may lead prospective purchasers of our stock to demand a higher annual yield from future distributions;
●	A failure to maintain or increase our dividend which is dependent, in large part, upon our funds from operations, or FFO, which, in turn, depends upon increased revenue from additional acquisitions and rental increases; and
●	Other factors such as governmental regulatory action and changes in tax laws.

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

We conduct substantially all of our operations through our Operating Partnership. As of December 31, 2022, we owned 93.97% of the outstanding OP Units. Apart from this ownership interest in our Operating Partnership, we do not have any independent operations. As a result, we rely on distributions from our Operating Partnership to pay any dividends that we might declare on our common and preferred stock. We also rely on distributions from our Operating Partnership to meet our obligations. Stockholders’ claims will consequently be structurally subordinated to all existing and future liabilities and obligations (whether or not for borrowed money) of our Operating Partnership and its subsidiaries. Therefore, in the event of our bankruptcy, liquidation or reorganization, claims of our stockholders will be satisfied only after all of our and our Operating Partnership’s and its subsidiaries’ liabilities and obligations have been paid in full. If we do not receive enough funds from our Operating Partnership, our ability to make distributions to our stockholders and the trading price of our common and preferred stock may be materially, adversely affected.

Subject to certain requirements under Maryland law and REIT requirements, the Board has sole discretion to determine if we will pay distributions and the amount and frequency of such distributions, and past distribution amounts may not be indicative of future distribution amounts.

Any future distributions will be at the sole discretion of the Board and will depend upon a number of factors, including our actual and projected results of operations, the cash flow generated by our operations, funds from operations (“FFO”), adjusted FFO (“AFFO”), liquidity, our operating expenses, our debt service requirements, capital expenditure requirements for the properties in our portfolio, prohibitions and other limitations under our financing arrangements, our REIT taxable income, the annual REIT distribution requirements, restrictions on making distributions under Maryland law and such other factors as the Board deems relevant. We cannot assure you that our distribution policy will not change in the future or that the Board will continue to declare dividends at the same rate as in 2022.

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

Holders of shares of our common stock will generally not have any voting rights with respect to activities of our Operating Partnership, including issuances of additional OP Units in amounts that do not exceed 20% of our outstanding shares of common stock. As of December 31, 2022, we owned 93.97% of the outstanding OP Units. Our Operating Partnership may, in connection with our acquisition of healthcare facilities or otherwise, issue additional OP Units to third parties. Such issuances would reduce our ownership percentage in our Operating Partnership and could affect the amount of distributions made to us by our Operating Partnership and, therefore, the amount of distributions we can make to our stockholders.

We may be unable to maintain effective internal control over financial reporting.

Pursuant to the Sarbanes-Oxley Act of 2002, we are required to provide a report by management on internal control over financial reporting, including management’s assessment of the effectiveness of such controls. Because of its inherent limitations, including the possibility of human error, the circumvention or overriding of controls, or fraud, effective internal control over financial reporting may not prevent or detect misstatements and can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. If we fail to maintain the adequacy of our internal controls, including any failure to implement required new or improved controls as a result of changes to our business or otherwise, or if we experience difficulties in their implementation, our business, results of operations and financial condition, our ability to make distributions to our stockholders and the trading price of our common and preferred stock could be materially adversely impacted and we could fail to meet our reporting obligations.

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

Additionally, if the facility operators engaged by a TRS lessee do not qualify as “eligible independent contractors,” we would fail to qualify as a REIT. Each of the facility operators that would enter into a management contract with any TRS lessee must qualify as an “eligible independent contractor” under the REIT rules in order for the rent paid to us by such a TRS lessee to be qualifying income for purposes of the REIT gross income tests. Among other requirements, to qualify as an “eligible independent contractor,” a facility operator must not own, directly or indirectly, more than 35% of our outstanding shares and no person or group of persons can own more than 35% of our outstanding shares and the ownership interests of the facility operator, taking into account certain ownership attribution rules. The ownership attribution rules that apply for purposes of these 35% thresholds are complex. Although we would monitor ownership of our shares of common stock by any facility operators and their owners, there can be no assurance that these ownership levels will not be exceeded.

You may be restricted from acquiring or transferring certain amounts of our common stock.

The stock ownership restrictions for REITs in the Code and the 9.8% share ownership limit in our charter may inhibit market activity in our capital stock and restrict our business combination opportunities.

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

At any time, the U.S. federal income tax laws or regulations governing REITs, or the administrative interpretations of those laws or regulations, may be amended. We cannot predict when or if any new U.S. federal income tax law, regulation or administrative interpretation, or any amendment to any existing U.S. federal income tax law, regulation, or administrative interpretation, will be adopted, promulgated, or become effective and any such law, regulation, or interpretation may take effect retroactively. We and our stockholders could be adversely affected by any such change in the U.S. federal income tax laws, regulations, or administrative interpretations which, in turn, could materially adversely affect our business, financial conditions, results of operation, ability to make distributions to our stockholders and the trading price of our common and preferred stock.

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

General Risk Factors

We are subject to risks related to corporate social responsibility.

Our business faces public scrutiny related to ESG activities. We risk damage to our reputation if we fail to act responsibly in a number of areas, such as diversity and inclusion, environmental stewardship, support for local communities, corporate governance and transparency and considering ESG factors in our investment processes. Adverse incidents with respect to ESG activities could impact the cost of our operations and relationships with investors and tenants, all of which could materially adversely affect our business, financial condition, results of operations, our ability to make distributions to our stockholders and the trading price of our common and preferred stock.  Additionally, new legislative or regulatory initiatives related to ESG could adversely affect our business.

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

The Company declared and paid a dividend of $0.21 per share of common stock with respect to each quarter within the fiscal year ended December 31, 2022 and declared and paid a dividend of $0.205 per share of common stock with respect to each quarter within the fiscal year ended December 31, 2021. The declaration and payment of quarterly dividends remains subject to the review and approval of the Board, see “Risk Factors — Subject to certain requirements under Maryland law and REIT requirements, the Board has sole discretion to determine if we will pay distributions and the amount and frequency of such distributions, and past distribution amounts may not be indicative of future distribution amounts.”

Performance Graph

This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under Section 18, and shall not be deemed to be incorporated by reference into any filing of Global Medical REIT Inc. under the Securities Act or the Exchange Act.

The graph below compares the cumulative total return of our common stock, the S&P 500 Index, and the MSCI U.S. REIT Index from December 31, 2017 through December 31, 2022. The comparison assumes $100 was invested on December 31, 2017 in our common stock and in each of the foregoing indices and assumes reinvestment of dividends, as applicable. The MSCI U.S. REIT Index consists of equity REITs that are included in the MSCI US Investable Market 2500 Index, except for specialty equity REITS that do not generate a majority of their revenue and income from real estate rental and leasing operations. We have included the MSCI U.S. REIT Index because we believe that it is representative of the industry in which we compete and is relevant to an assessment of our performance.

	Period Ending
Index	12/31/17	12/31/18	12/31/19	12/31/20	12/31/21	12/31/22
Global Medical REIT Inc.	$100.00	$119.00	$190.37	$201.34	$288.95	$166.49
S&P 500 Index	$100.00	$95.62	$125.72	$148.85	$191.58	$156.88
MSCI U.S. REIT Index	$100.00	$95.43	$120.09	$110.99	$158.79	$119.87

As of February 24, 2023, there were 30 record holders, and 65,525,718 shares of common stock issued and outstanding. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares of record are held by banks, brokers, and other financial institutions. As of December 31, 2022 and 2021, there were 65,518,306 and 64,880,269 outstanding shares of common stock, respectively.

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

Overview

Global Medical REIT Inc. (the “Company,” “us,” “we,” or “our”) is an internally managed REIT that acquires healthcare facilities and leases those facilities to physician groups and regional and national healthcare systems. We conduct our business through an umbrella partnership REIT, or UPREIT, structure in which our properties are owned by wholly owned subsidiaries of our operating partnership, Global Medical REIT L.P. (the “Operating Partnership”). Our wholly owned subsidiary, Global Medical REIT GP LLC, is the sole general partner of our Operating Partnership and, as of December 31, 2022, we owned 93.97% of the outstanding common operating partnership units (“OP Units”) of our Operating Partnership, with an aggregate of 6.03% of the Operating Partnership owned by holders of long-term incentive plan units (“LTIP Units”) and third-party limited partners who contributed properties or services to the Operating Partnership in exchange for OP Units.

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

2022 Executive Summary

The following tables summarize the material changes in our business and operations during the years presented.

	Year Ended December 31,
	2022	2021

Rental revenue	$137,167	$115,804
Depreciation and amortization expense	$56,723	$46,875
Interest expense	$25,230	$19,696
General and administrative expense	$16,545	$16,453
Gain on sale of investment property	$6,753	$1,069

Net income attributable to common stockholders per share	$0.20	$0.19
FFO per share and unit(1)	$0.92	$0.90
AFFO per share and unit(1)	$0.98	$0.95
Dividends per share of common stock	$0.84	$0.82

Weighted average common stock outstanding	65,462	60,640
Weighted average OP Units outstanding	1,669	1,732
Weighted average LTIP Units outstanding	2,531	2,176
Total weighted average shares and units outstanding	69,662	64,548
(1)	See “—Non-GAAP Financial Measures,” for a description of our non-GAAP financial measures and a reconciliation of our non-GAAP financial measures.

	As of
	December 31,	December 31,
	2022	2021

	(dollars in thousands)
Investment in real estate, gross	$1,484,177	$1,343,003
Total debt, net	$694,119	$571,729
Weighted average interest rate	4.20%	2.87%
Total equity (including noncontrolling interest)	$649,065	$637,577
Net leasable square feet	4,895,635	4,343,467

Our Properties

Completed Acquisitions

During the year ended December 31, 2022, we completed 14 acquisitions encompassing an aggregate of 583,253 leasable square feet for an aggregate contractual purchase price of $148.9 million with annualized base rent of $11.0 million. As of December 31, 2022, our portfolio consisted of gross investment in real estate of $1.5 billion, which was comprised of 189 buildings with an aggregate of 4.9 million leasable square feet and $114.5 million of annualized base rent.

Completed Property Dispositions

In July 2022, we sold a medical office building located in Germantown, Tennessee receiving gross proceeds of $17.9 million, resulting in a gain of approximately $6.8 million.

Capital Raising Activity

During the year ended December 31, 2022, the Company generated gross proceeds of $10.3 million through at-the-market ("ATM") equity issuances of 0.6 million shares of the Company’s common stock at an average offering price of $17.15 per share.

Debt and Hedging Activity

On August 1, 2022, we entered into an amendment to the Credit Facility (the “Amendment”), that, among other things, (i) added a new $150 million term loan, which matures on February 1, 2028 (the “Term Loan B”), (ii) extended the maturity date of the Revolver from May 2025 to August 2026, and (iii) transitioned all LIBOR-based loans under the Credit Facility to SOFR-based loans. LIBOR-based interest rates on amounts outstanding under the Credit Facility were transitioned to a SOFR-based interest rate equal to term SOFR plus a related spread adjustment of 10 basis points and a borrowing spread based on the current pricing grid in the Credit Facility. We may be entitled to a temporary reduction in the interest rate of two basis points provided we meet certain to be agreed upon sustainability goals.

We have entered into interest rate swaps to hedge our interest rate risk on the Term Loans through their respective maturities.  For additional information related to our interest rate swaps, see the “Liquidity and Capital Resources – Debt Financing – Hedging Instruments” section herein.

During the year ended December 31, 2022, we borrowed $138.6 million under our Credit Facility and repaid $15.5 million, for a net amount borrowed of $123.1 million. As of December 31, 2022, the net outstanding Credit Facility balance was $636.4 million and as of February 24, 2023, we had unutilized borrowing capacity under the Credit Facility of $245.0 million.

Recent Developments

Chapter 11 Reorganization Filing of Pipeline Health System, LLC

On October 3, 2022, Pipeline Health System, LLC (“Pipeline”), announced that it filed for Chapter 11 bankruptcy protection under the United States Bankruptcy Code. At the time of its bankruptcy filing, Pipeline operated seven hospitals in three states, including the White Rock Medical Center in Dallas, Texas, an acute-care hospital owned by the Company where Pipeline is the sole tenant. According to the filed bankruptcy documents, although Pipeline has experienced the same labor and reimbursement pressures that many acute-care hospitals have been facing since the beginning of the COVID-19 pandemic, the primary reason for the bankruptcy filing relates to Pipeline’s facilities in Chicago, Illinois, and not the White Rock Medical Center. While in bankruptcy, Pipeline sold its facilities in Chicago, Illinois and on January 13, 2023, the bankruptcy court approved Pipeline’s plan of reorganization (the “Reorganization Plan”).  As part of the Reorganization Plan, Pipeline agreed to assume our leases at White Rock Medical Center with certain amendments to facilitate its emergence from bankruptcy and new operating plan. The Reorganization Plan with respect to the Company’s leases with Pipeline was effective as of February 6, 2023.

Acquisition Under Contract

As of February 24, 2023, we had one acquisition under contract for a purchase price of approximately $6.7 million. We are currently in the due diligence period for our property under contract. If we identify problems with this property or the operator of this property during our due diligence review, we may not close the transaction on a timely basis or we may terminate the purchase agreement and not close the transaction.

Properties Under Contract for Sale

As of February 24, 2023, we had two properties under contract for sale for aggregate gross sales proceeds of approximately $11.6 million and an aggregate net book value of $8.3 million. The transactions are expected to be completed by March 31, 2023. The buyers are currently in the due diligence periods and the transactions are subject to various closing contingencies. Accordingly, the transactions may not close on a timely basis or the buyers may terminate the purchase agreements and not close the transactions.

Trends Which May Influence Our Results of Operations

We believe the following trends may positively impact our results of operations:

●	An aging population. According to the 2020 U.S. Census, the nation’s 65-and-older population has grown rapidly since 2010, driven by the aging of Baby Boomers born between 1946 and 1964. The 65-and-older population grew by over a third during the past decade, and by 3.2% from 2018 to 2019. We believe this segment of the U.S. population will utilize many of the services provided at our healthcare facilities such as orthopedics, cardiac, gastroenterology and rehabilitation.

●	A continuing shift towards outpatient care. According to the American Hospital Association, patients are demanding more outpatient operations. We believe this shift in patient preference from inpatient to outpatient facilities will benefit our tenants as most of our properties consist of outpatient facilities.

●	Physician practice group and hospital consolidation. We believe the trend towards physician group consolidation will serve to strengthen the credit quality of our tenants if our tenants merge or are consolidated with larger health systems.

We believe the following trends may negatively impact our results of operations:

●	Increased interest rate and inflation environment and cost of capital. Due to a strong labor market and high inflation, the Fed has raised the Federal Funds Rate eight times since the beginning of 2022, bringing the current target rate to 4.50% to 4.75% and is expected to continue to increase the Federal Funds Rate during 2023. Additionally, the Fed has begun reducing the size of its balance sheet, which could also cause an increase in interest rates. Due to this interest rate environment, term SOFR, which is the reference rate for our floating rate debt, is currently forecasted to increase to approximately 5.40% by August 2023 (based on the term SOFR forward curve as of February 24, 2023), or approximately 108 basis points (1.08%) from our SOFR rate as of December 31, 2022. Based on our floating rate debt balance as of December 31, 2022, a 100 basis point increase in term SOFR would have caused our annual interest expense to increase by approximately $1.5 million.

The rapid increase in inflation and interest rates caused the common stock prices of many REITs, including the Company’s, to fall significantly during 2022. Although the Company’s stock price has been increasing in 2023 to date, it has not yet returned to a level that would cause the Company’s cost of capital to return to levels seen in early 2022. This decrease in stock price and increase in interest rates has significantly increased the Company’s cost of capital, which, in turn, has significantly reduced its ability to acquire assets that meet the Company’s investment requirements.

●	Continuation of the COVID-19 pandemic. The COVID-19 pandemic has affected the healthcare industry in many ways. Many stories exist about U.S. healthcare workers, especially nurses, experiencing burnout due to the length and severity of the pandemic, and this has caused many nurses and other medical professionals to switch jobs within the medical profession or quit their professions altogether. This phenomenon has led to material increases in labor costs for healthcare systems, especially hospital systems, as some employers have had to rely on higher costing contract nursing labor to sustain their businesses. The increase in labor costs, among various other factors, contributed to the rapid increase in inflation during 2022. Furthermore, the continued spread of the BA.5 variant of COVID-19 (and its subvariants) in the U.S. has prolonged the COVID-19 pandemic.

●	Changes in third party reimbursement methods and policies. The price of healthcare services has been increasing, and, as a result, we believe that third-party payors, such as Medicare and commercial insurance companies, will continue to scrutinize and reduce the types of healthcare services eligible for, and the amounts of, reimbursement under their health insurance plans. Additionally, many employer-based insurance plans continue to increase the percentage of insurance premiums for which covered individuals are responsible, which makes healthcare services more expensive for individuals. We expect these trends will only be exacerbated by the COVID-19 pandemic, as medical expenditures increased significantly during the pandemic. If these trends continue, our tenants’ businesses will continue to be negatively affected, which may impact their ability to pay rent to us.

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

We consider our critical accounting estimates to be those used in the determination of the reported amounts and disclosure related to the following:

●Investment in Real Estate
●Impairment of Long-Lived Assets
●Revenue Recognition

Investment in Real Estate

All of our facility acquisitions for the years ended December 31, 2022 and 2021 were accounted for as asset acquisitions because substantially all of the fair value of the gross assets that we acquired were concentrated in a single asset or group of similar identifiable assets. Accordingly, the purchase prices of acquired tangible and intangible assets and liabilities were recorded and allocated at fair value on a relative basis. The recorded allocations are based on estimated cash flow projections of the properties acquired which incorporates discount, capitalization and interest rates as well as available comparable market information. We use considerable judgement in our estimates of cash flow projections, discount, capitalization and interest rates, fair market lease rates, carrying costs during hypothetical expected lease-up periods, and costs to execute similar leases.

While our methodology for purchase price allocations did not change during the year ended December 31, 2022, the real estate market is fluid and our assumptions are based on information currently available in the market at the time of acquisition. Significant increases or decreases in these key estimates, particularly with regards to cash flow projections and discount and capitalization rates, would result in a significantly lower or higher fair value allocated to acquired tangible and intangible assets and liabilities.

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

Consolidated Results of Operations

The major factors that resulted in variances in our results of operations for each revenue and expense category for the year ended December 31, 2022 compared to the year ended December 31, 2021, were the increase in the size of our property portfolio and related increases in rental revenue and operating expenses, as well as depreciation and amortization expenses. Rising interest rates and increased interest expense on our indebtedness also had a significant impact on our 2022 results of operations. Our total investments in real estate, net of accumulated depreciation and amortization, was $1.3 billion and $1.2 billion as of December 31, 2022 and 2021, respectively.

For a discussion related to our results of operations for the year ended December 31, 2021 compared to the year ended December 31, 2020, refer to Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the SEC on March 1, 2022.

Year Ended December 31, 2022 Compared to Year Ended December 31, 2021

	December 31,
	2022	2021	$ Change

	(in thousands)
Revenue
Rental revenue	$137,167	$115,804	$21,363
Other income	116	132	(16)
Total revenue	137,283	115,936	21,347

Expenses
General and administrative	16,545	16,453	92
Operating expenses	25,188	15,488	9,700
Depreciation expense	40,008	33,825	6,183
Amortization expense	16,715	13,050	3,665
Interest expense	25,230	19,696	5,534
Preacquisition expense	354	151	203
Total expenses	124,040	98,663	25,377
Income before gain from sale of investment property	13,243	17,273	(4,030)
Gain on sale of investment property	6,753	1,069	5,684
Net income	$19,996	$18,342	$1,654

Revenue

Total Revenue

Total revenue for the year ended December 31, 2022 was $137.3 million, compared to $115.9 million for the same period in 2021, an increase of $21.4 million. The increase was primarily the result of rental revenue earned from the facilities we acquired during 2022, as well as from the recognition of a full year of rental revenue in 2022 from acquisitions that were completed during 2021. Within that increase, $18.7 million in revenue was recognized from net lease expense recoveries during the year ended December 31, 2022, compared to $11.6 million for the same period in 2021.

Expenses

General and Administrative

General and administrative expenses for the year ended December 31, 2022 and 2021 were $16.5 million. A reduction in non-cash LTIP compensation expense, which was $4.7 million for the year ended December 31, 2022, compared to $5.8 million for the same period in 2021, was offset by an increase in cash compensation costs and general corporate expenses.

Operating Expenses

Operating expenses for the year ended December 31, 2022 were $25.2 million, compared with $15.5 million for the same period in 2021, an increase of $9.7 million. The increase results primarily from $18.7 million of recoverable property operating expenses incurred during the year ended December 31, 2022, compared to $11.6 million for the same period in 2021. In addition, our operating expenses included $4.7 million of non-recoverable property operating expenses from gross leases for the year ended December 31, 2022, compared to $2.3 million for the same period in 2021.

Depreciation Expense

Depreciation expense for the year ended December 31, 2022 was $40.0 million, compared to $33.8 million for the same period in 2021, an increase of $6.2 million. The increase resulted primarily from depreciation expense incurred on the facilities we acquired during 2022, as well as from the recognition of a full year of depreciation expense in 2022 from acquisitions that were completed during 2021.

Amortization Expense

Amortization expense for the year ended December 31, 2022 was $16.7 million, compared to $13.1 million for the same period in 2021, an increase of $3.6 million. The increase resulted primarily from amortization expense related to intangible assets connected to the facilities we acquired during 2022, as well as from the recognition of a full year of amortization expense in 2022 from acquisitions that were completed during 2021.

Interest Expense

Interest expense for the year ended December 31, 2022 was $25.2 million, compared to $19.7 million for the same period in 2021, an increase of $5.5 million. This increase was due to higher average borrowings as well as increased interest rates during the year ended December 31, 2022, compared to the same period in 2021.

The weighted average interest rate of our debt for the year ended December 31, 2022 was 3.43% compared to 3.06% in 2021. Additionally, the weighted average interest rate and term of our debt was 4.20% and 3.93 years, respectively, at December 31, 2022.

Income Before Gain on Sale of Investment Property

Income before gain on sale of investment property for the year ended December 31, 2022 was $13.2 million, compared to $17.3 million for the same period in 2021, a decrease of $4.1 million.

Gain on Sale of Investment Property

In July 2022, we sold a medical office building located in Germantown, Tennessee receiving gross proceeds of $17.9 million, resulting in a gain of $6.8 million. In October 2021, we sold a medical office building located in Prescott, Arizona receiving gross proceeds of $5.5 million, resulting in a gain of $1.1 million.

Net Income

Net income for the year ended December 31, 2022 was $20.0 million compared to $18.3 million for the same period in 2021, an increase of $1.7 million.

Assets and Liabilities

As of December 31, 2022 and 2021, our principal assets consisted of investments in real estate, net, of $1.3 billion and $1.2 billion, respectively. We completed 14 acquisitions during the year ended December 31, 2022. Our liquid assets consisted primarily of cash and cash equivalents and restricted cash of $14.5 million and $12.8 million, as of December 31, 2022 and 2021, respectively.

The increase in our cash and cash equivalents and restricted cash balances to $14.5 million as of December 31, 2022, compared to $12.8 million as of December 31, 2021, was primarily due to borrowings on our Credit Facility, larger net proceeds received from the sale of an investment property during 2022, and net proceeds received from ATM equity issuances, partially offset by funds used to acquire real estate and pay dividends to our common and preferred stockholders and OP Unit and LTIP Unit holders of our Operating Partnership.

The increase in our total liabilities to $744.2 million as of December 31, 2022 compared to $625.9 million as of December 31, 2021, was primarily the result of higher net borrowings outstanding, partially offset by a decrease in the derivative liability balance.

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

In 2023, we are contractually obligated to pay, or have capital commitments for, approximately (i) $30.5 million of principal and interest payments on our outstanding debt, and (ii) $0.2 million in ground and operating lease expenses.  In addition, our preferred stock became redeemable by us in September 2022. The liquidation preference for our preferred stock is $77.6 million, and, if we decide to fully redeem, we will have to pay this amount plus fees and expenses.

Our long-term (beyond 12 months) liquidity requirements consist primarily of funds necessary to pay for acquisitions, capital and tenant improvements at our properties, scheduled debt maturities, general and administrative expenses, operating expenses, and distributions. Beyond 2023, we are contractually obligated to pay, or have capital commitments for, approximately (i) $788.9 million of principal and interest payments on our outstanding debt, and (ii) $13.0 million in ground and operating lease expenses.

We expect to satisfy our short and long-term liquidity needs through various internal and external sources, including cash flow from operations, debt financing, sales of additional equity securities, the issuance of OP Units in connection with acquisitions of additional properties, proceeds from select property dispositions and recapitalization transactions.

As of December 31, 2022, the Company had aggregate capital improvement commitments and obligations to improve, expand, and maintain the Company’s existing facilities of approximately $30 million. Many of these amounts are subject to contingencies that make it difficult to predict when they will be utilized, if at all. In accordance with the terms of the Company’s existing and proposed leases, capital improvement obligations in the next 12 months are expected to total approximately $10 million.

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

Equity Issuances

In March 2022, the Company and the Operating Partnership entered into a Sales Agreement with certain sales agents, pursuant to which the Company may offer and sell, from time to time, up to $300 million of its common stock.

During the year ended December 31, 2022, the Company generated gross proceeds of $10.3 million through equity issuances of 0.6 million shares of the Company’s common stock at an average offering price of $17.15 per share. We did not issue any shares under our ATM program during the third or fourth quarters of 2022 or to date in 2023.

Debt Financing.

Credit Facility. Our Credit Facility consists of (i) the $350 million Term Loan A, (ii) the $150 million Term Loan B, and (iii) the $400 million Revolver. The Credit Facility also contains a $500 million accordion feature. As of February 24, 2023, we had unutilized borrowing capacity under the Credit Facility of $245.0 million. As of August 1, 2022, LIBOR-based interest rates on amounts outstanding under the Credit Facility were transitioned to a SOFR-based interest rate equal to term SOFR plus a related spread adjustment of 10 basis points and a borrowing spread based on the current pricing grid in the Credit Facility.

The Credit Facility is an unsecured facility with a term of (i) four years (beginning on August 1, 2022) for the Revolver (subject to two, six-month extension options), (ii) five years for Term Loan A (beginning on its origination date of May 3, 2021), and (iii) five years and five months for Term Loan B.

We are subject to a number of financial covenants under the amended Credit Facility, including, among other things, the following as of the end of each fiscal quarter, (i) a maximum consolidated unsecured leverage ratio of less than 60%, (ii) a maximum consolidated secured leverage ratio of less than 30%, (iii) a maximum consolidated secured recourse leverage ratio of less than 10%, (iv) a minimum fixed charge coverage ratio of 1.50:1.00, (v) a minimum unsecured interest coverage ratio of 1.50:1.00, (vi) a maximum consolidated leverage ratio of less than 60%, and (vii) a minimum net worth of $573 million plus 75% of all net proceeds raised through equity offerings subsequent to March 31, 2022. As of December 31, 2022, management believed it complied with all of the financial and non-financial covenants contained in the Credit Facility.

Other Fixed Debt. We also have $58.1 million in gross notes payable as of December 31, 2022. This debt is comprised of four instruments.

Hedging Instruments. We have six interest rate swaps and nine forward-starting interest rate swaps that are used to manage our interest rate risk.  A description of these swaps is below:

Term Loan A Swaps

As of December 31, 2022, six of our interest rate swaps related to Term Loan A. The notional value of these swaps is $350 million, with $150 million of the swaps maturing in August 2023 and the remaining $200 million maturing in August 2024. In addition, we have five forward starting interest rate swaps that will be effective on the maturity dates of Term Loan A’s existing interest rate swaps. These forward starting swaps each have a maturity date of April 2026. Currently, the Term Loan A swaps fix the SOFR component of Term Loan A at a rate of 1.80% through August 2023. Subsequently, from August 2023 to August 2024 the SOFR component of Term Loan A will be fixed at 1.50%. Finally, from August 2024 to April 2026 the SOFR component of Term Loan A will be fixed at 1.36%.

Term Loan B Swaps

On August 2, 2022, we entered into four forward starting interest rate swaps related to Term Loan B with a notional value of $150 million that, beginning on October 1, 2022, fix the SOFR component on Term Loan B through January 2028 at 2.54%.

Total Fixed Debt. Our fixed debt totaled $558.1 million on a gross basis at December 31, 2022, with a weighted average interest rate of 3.75% based on our interest rate swaps and at current leverage. The weighted average maturity of our fixed debt was 3.8 years at December 31, 2022. Due to our forward swap structures, the weighted average interest rate on fixed debt outstanding as of December 31, 2022 is expected to improve over the next few years. Weighted average interest rates on the Company’s fixed debt are expected to decrease to approximately 3.67% in 2023, 3.50% in 2024, and 3.43% in 2025, based on the Company’s current leverage.

Cash Flow Information

Net cash provided by operating activities for the year ended December 31, 2022 was $76.5 million, compared with $69.0 million for the same period in 2021. The increase during the 2022 period was primarily due to increases in depreciation and amortization expenses, partially offset by a larger gain from the sale of an investment property during 2022 and a decrease in non-cash LTIP compensation expense compared to the same period in 2021.

Net cash used in investing activities for the year ended December 31, 2022 was $137.3 million, compared with $194.7 million for the same period in 2021. The decrease during the 2022 period was primarily the result of less real estate investment activity compared to the same period in 2021, partially offset by larger net proceeds received from the sale of an investment property during 2022.

Net cash provided by financing activities for the year ended December 31, 2022 was $62.4 million, compared with $127.7 million for the same period in 2021. The decrease during the 2022 period was primarily due to less proceeds received from equity offerings, partially offset by net borrowings on our Credit Facility in 2022 compared to net repayments in 2021.

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

A reconciliation of FFO and AFFO for the years ended December 31, 2022, 2021, and 2020 is as follows:

	Year Ended December 31,
	2022	2021	2020

	(unaudited, in thousands except per share and unit amounts)
Net income (loss)	$19,996	$18,342	$(2,499)
Less: Preferred stock dividends	(5,822)	(5,822)	(5,822)
Depreciation and amortization expense	56,611	46,764	36,302
Gain on sale of investment property	(6,753)	(1,069)	—
FFO	$64,032	$58,215	$27,981
Internalization expense - settlement of a preexisting contractual relationship	—	—	12,094
Internalization expense - other transaction costs	—	—	1,911
Amortization of above market leases, net	1,027	520	504
Straight line deferred rental revenue	(4,251)	(5,317)	(5,680)
Stock-based compensation expense	4,681	5,810	5,319
Amortization of debt issuance costs and other	2,201	1,982	1,450
Preacquisition expense	354	151	365
AFFO	$68,044	$61,361	$43,944

Net income (loss) attributable to common stockholders per share – basic and diluted	$0.20	$0.19	$(0.17)
FFO per share and unit	$0.92	$0.90	$0.56
AFFO per share and unit	$0.98	$0.95	$0.88

Weighted Average Shares and Units Outstanding – basic and diluted	69,662	64,548	49,791

Weighted Average Shares and Units Outstanding:
Weighted Average Common Shares	65,462	60,640	46,256
Weighted Average OP Units	1,669	1,732	2,172
Weighted Average LTIP Units	2,531	2,176	1,363
Weighted Average Shares and Units Outstanding – basic and diluted	69,662	64,548	49,791

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

A reconciliation of net income (loss) to EBITDAre and Adjusted EBITDAre for the years ended December 31, 2022, 2021, and 2020 is as follows:

	Year Ended December 31,
	2022	2021	2020

Net income (loss)	$19,996	$18,342	$(2,499)
Interest expense	25,230	19,696	18,680
Depreciation and amortization expense	56,723	46,875	36,353
Gain on sale of investment property	(6,753)	(1,069)	—
EBITDAre	$95,196	$83,844	$52,534
Stock-based compensation expense	4,681	5,810	5,319
Internalization expense - settlement of a preexisting contractual relationship	—	—	12,094
Internalization expense - other transaction costs	—	—	1,911
Amortization of above market leases, net	1,027	520	504
Preacquisition expense	354	151	365
Adjusted EBITDAre	$101,258	$90,325	$72,727

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

As of December 31, 2022, we had $145.7 million of unhedged borrowings outstanding under the Revolver (before the netting of unamortized debt issuance costs) that bears interest at a variable rate. See “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Liquidity and Capital Resources” for a detailed discussion of our Credit Facility. At December 31, 2022, SOFR on our outstanding floating-rate borrowings was 4.32%. Assuming no increase in the amount of our variable interest rate debt, if SOFR increased 100 basis points, our cash flow would decrease by approximately $1.5 million annually. Assuming no increase in the amount of our variable rate debt, if SOFR were reduced 100 basis points, our cash flow would increase by approximately $1.5 million annually.

As of December 31, 2021, our exposure to interest rate risk was not materially different from our exposure as of December 31, 2022.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Global Medical REIT Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Global Medical REIT Inc. and subsidiaries (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows, for each of the three years in the period ended December 31, 2022, and the related notes and the schedule listed in the Index at Item 15(a)(2) (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2023, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Acquisition of Real Estate Assets — Refer to Notes 2 and 3 to the financial statements

Critical Audit Matter Description

During the year-ended December 31, 2022, the Company completed 14 property acquisitions which increased the Investment in Real Estate balance by approximately $148.9 million. For each acquisition, substantially all of the fair value was concentrated in a single identifiable asset or group of similar identifiable assets and, therefore, each acquisition represents an asset acquisition. For asset acquisitions in the current year, the Company allocated the purchase price to tangible assets and any intangible assets acquired or liabilities assumed based on their relative fair values utilizing the assistance of a third-party appraiser. For these type of asset acquisitions, tangible assets include land, building, site improvement and tenant improvements. Intangible assets include in-place leases, leasing costs and above-market leases while intangible liabilities include below-market leases.

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

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the acquisition of real estate assets included the following, among others:

●	We tested the effectiveness of controls over the purchase price allocation, including management’s controls over the review of third-party appraisals, review of assumptions such as discount rates, capitalization rates, market rental rates, tenant improvement allowance, lease up period, comparable adjusted land sales, and the valuation methodologies for estimating the relative fair value of assets acquired and liabilities assumed.

●	With the assistance of our fair value specialists, we evaluated the reasonableness of the valuation methodologies, as well as various assumptions such as discount rates, capitalization rates, market rental rates, tenant improvement allowance, lease up period, and comparable adjusted land sales. For the discount rate, capitalization rate, tenant improvement allowance, and lease-up period assumptions, we developed an independent range and compared the rate or period selected by management to the range, considering property specific factors. For assumptions related to market rental rates, and comparable adjusted land sales, we evaluated the market comparables selected by management, concluding whether they were reasonable based on property specific factors.

●	We tested the mathematical accuracy of the valuation models.

/s/ Deloitte & Touche LLP

McLean, VA

March 1, 2023

We have served as the Company's auditor since 2019.

GLOBAL MEDICAL REIT INC.

Consolidated Balance Sheets

(in thousands, except par values)

	As of December 31,
	2022	2021
Assets
Investment in real estate:
Land	$168,308	$152,060
Building	1,079,781	985,091
Site improvements	22,024	19,021
Tenant improvements	65,987	58,900
Acquired lease intangible assets	148,077	127,931
	1,484,177	1,343,003
Less: accumulated depreciation and amortization	(198,218)	(143,255)
Investment in real estate, net	1,285,959	1,199,748
Cash and cash equivalents	4,016	7,213
Restricted cash	10,439	5,546
Tenant receivables, net	8,040	6,070
Due from related parties	200	163
Escrow deposits	7,833	5,957
Deferred assets	29,616	25,417
Derivative asset	34,705	1,236
Goodwill	5,903	5,903
Other assets	6,550	6,232
Total assets	$1,393,261	$1,263,485

Liabilities and Equity
Liabilities:
Credit Facility, net of unamortized debt issuance costs of $9,253 and $8,033 at December 31, 2022 and December 31, 2021, respectively	$636,447	$514,567
Notes payable, net of unamortized debt issuance costs of $452 and $607 at December 31, 2022 and December 31, 2021, respectively	57,672	57,162
Accounts payable and accrued expenses	13,819	10,344
Dividends payable	15,821	15,668
Security deposits	5,461	4,540
Derivative liability	—	7,790
Other liabilities	7,363	7,709
Acquired lease intangible liability, net	7,613	8,128
Total liabilities	744,196	625,908
Commitments and Contingencies
Equity:
Preferred stock, $0.001 par value, 10,000 shares authorized; 3,105 issued and outstanding at December 31, 2022 and December 31, 2021, respectively (liquidation preference of $77,625 at December 31, 2022 and December 31, 2021, respectively)	74,959	74,959
Common stock, $0.001 par value, 500,000 shares authorized; 65,518 shares and 64,880 shares issued and outstanding at December 31, 2022 and December 31, 2021, respectively	66	65
Additional paid-in capital	721,991	711,414
Accumulated deficit	(198,706)	(157,017)
Accumulated other comprehensive income (loss)	34,674	(6,636)
Total Global Medical REIT Inc. stockholders' equity	632,984	622,785
Noncontrolling interest	16,081	14,792
Total equity	649,065	637,577
Total liabilities and equity	$1,393,261	$1,263,485

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL MEDICAL REIT INC.

Consolidated Statements of Operations

(in thousands, except per share amounts)

	Year Ended December 31,
	2022	2021	2020

Revenue
Rental revenue	$137,167	$115,804	$93,518
Other income	116	132	212
Total revenue	137,283	115,936	93,730

Expenses
General and administrative	16,545	16,453	11,935
Operating expenses	25,188	15,488	10,867
Management fees – related party	—	—	4,024
Depreciation expense	40,008	33,825	26,747
Amortization expense	16,715	13,050	9,606
Interest expense	25,230	19,696	18,680
Management internalization expense	—	—	14,005
Preacquisition expense	354	151	365
Total expenses	124,040	98,663	96,229

Income (loss) before gain on sale of investment property	13,243	17,273	(2,499)
Gain on sale of investment property	6,753	1,069	—

Net income (loss)	$19,996	$18,342	$(2,499)
Less: Preferred stock dividends	(5,822)	(5,822)	(5,822)
Less: Net (income) loss attributable to noncontrolling interest	(854)	(720)	574
Net income (loss) attributable to common stockholders	$13,320	$11,800	$(7,747)

Net income (loss) attributable to common stockholders per share – basic and diluted	$0.20	$0.19	$(0.17)

Weighted average shares outstanding – basic and diluted	65,462	60,640	46,256

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL MEDICAL REIT INC.

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

	Year Ended December 31,
	2022	2021	2020

Net income (loss)	$19,996	$18,342	$(2,499)
Other comprehensive income (loss):
Increase (decrease) in fair value of interest rate swap agreements	41,310	11,583	(11,545)
Total other comprehensive income (loss)	41,310	11,583	(11,545)
Comprehensive income (loss)	61,306	29,925	(14,044)
Less: Preferred stock dividends	(5,822)	(5,822)	(5,822)
Less: Comprehensive (income) loss attributable to noncontrolling interest	(3,342)	(1,390)	1,365
Comprehensive income (loss) attributable to common stockholders	$52,142	$22,713	$(18,501)

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL MEDICAL REIT INC.

Consolidated Statements of Equity

(in thousands, except per share amounts)

								Global
							Accumulated	Medical
					Additional		Other	REIT Inc	Non-
	Common Stock		Preferred Stock		Paid-in	Accumulated	Comprehensive	Stockholders’	controlling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity	Interest	Equity
Balances, January 1, 2020	43,806	$44	3,105	$74,959	$433,330	$(71,389)	$(6,674)	$430,270	$30,083	$460,353
Net loss	—	—	—	—	—	(1,926)	—	(1,926)	(573)	(2,499)
Issuance of shares of common stock, net	4,248	4	—	—	53,273	—	—	53,277	—	53,277
LTIP Units and OP Units redeemed for common stock	1,407	1	—	—	18,186	—	—	18,187	(18,187)	—
Change in fair value of interest rate swap agreements	—	—	—	—	—	—	(11,545)	(11,545)	—	(11,545)
Stock-based compensation expense	—	—	—	—	—	—	—	—	5,319	5,319
Dividends to common stockholders ($0.80 per share)	—	—	—	—	—	(37,636)	—	(37,636)	—	(37,636)
Dividends to preferred stockholders ($1.875 per share)	—	—	—	—	—	(5,822)	—	(5,822)	—	(5,822)
Dividends to noncontrolling interest	—	—	—	—	—	—	—	—	(3,687)	(3,687)
Balances, December 31, 2020	49,461	49	3,105	74,959	504,789	(116,773)	(18,219)	444,805	12,955	457,760
Net income	—	—	—	—	—	17,622	—	17,622	720	18,342
Issuance of shares of common stock, net	15,350	16	—	—	205,586	—	—	205,602	—	205,602
LTIP Units and OP Units redeemed for common stock	69	—	—	—	1,039	—	—	1,039	(1,039)	—
Change in fair value of interest rate swap agreements	—	—	—	—	—	—	11,583	11,583	—	11,583
Stock-based compensation expense	—	—	—	—	—	—	—	—	5,810	5,810
Dividends to common stockholders ($0.82 per share)	—	—	—	—	—	(52,044)	—	(52,044)	—	(52,044)
Dividends to preferred stockholders ($1.875 per share)	—	—	—	—	—	(5,822)	—	(5,822)	—	(5,822)
Dividends to noncontrolling interest	—	—	—	—	—	—	—	—	(3,654)	(3,654)
Balances, December 31, 2021	64,880	65	3,105	74,959	711,414	(157,017)	(6,636)	622,785	14,792	637,577
Net income	—	—	—	—	—	19,142	—	19,142	854	19,996
Issuance of shares of common stock, net	598	1	—	—	9,895	—	—	9,896	—	9,896
LTIP Units and OP Units redeemed for common stock	40	—	—	—	682	—	—	682	(682)	—
Change in fair value of interest rate swap agreements	—	—	—	—	—	—	41,310	41,310	—	41,310
Stock-based compensation expense	—	—	—	—	—	—	—	—	4,681	4,681
Dividends to common stockholders ($0.84 per share)	—	—	—	—	—	(55,009)	—	(55,009)	—	(55,009)
Dividends to preferred stockholders ($1.875 per share)	—	—	—	—	—	(5,822)	—	(5,822)	—	(5,822)
Dividends to noncontrolling interest	—	—	—	—	—	—	—	—	(3,564)	(3,564)
Balances, December 31, 2022	65,518	$66	3,105	$74,959	$721,991	$(198,706)	$34,674	$632,984	$16,081	$649,065

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL MEDICAL REIT INC.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2022	2021	2020
Operating activities
Net income (loss)	$19,996	$18,342	$(2,499)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation expense	40,008	33,825	26,747
Amortization of acquired lease intangible assets	16,627	12,963	9,567
Amortization of above market leases, net	1,027	520	504
Amortization of debt issuance costs and other	2,201	1,982	1,450
Stock-based compensation expense	4,681	5,810	5,319
Capitalized preacquisition and other costs charged to expense	472	168	131
Reserve for uncollectible accounts, net	—	183	963
Gain on sale of investment property	(6,753)	(1,069)	—
Other	21	62	(16)
Changes in operating assets and liabilities:
Tenant receivables	(2,970)	(657)	(1,602)
Deferred assets	(4,339)	(5,298)	(5,761)
Other assets and liabilities	586	12	(247)
Accounts payable and accrued expenses	4,063	1,924	1,562
Security deposits	921	200	129
Accrued management fee due to related party	—	—	(1,727)
Net cash provided by operating activities	76,541	68,967	34,520

Investing activities
Purchase of land, buildings, and other tangible and intangible assets and liabilities	(150,927)	(192,255)	(217,675)
Internalization - cash paid for acquisition of former advisor, net of cash acquired of $559	—	—	(5,093)
Net proceeds from sale of investment property	17,889	5,479	—
Escrow deposits for purchase of properties	98	1,576	180
Advances (made to) repayments received from related parties	(38)	(60)	28
Payment received on loan made to a tenant	1,000	—	—
Capital expenditures on existing real estate investments	(5,274)	(9,405)	(1,112)
Net cash used in investing activities	(137,252)	(194,665)	(223,672)

Financing activities
Net proceeds received from common equity offerings	9,896	205,522	53,088
Escrow deposits required by third party lenders	(1,974)	(2,716)	(1,539)
Proceeds from notes payable	—	—	14,800
Repayment of notes payable	(1,158)	(8,003)	(419)
Proceeds from Credit Facility	138,600	221,600	238,400
Repayment of Credit Facility	(15,500)	(224,200)	(64,550)
Payment of debt issuance costs	(3,215)	(6,177)	(1,294)
Dividends paid to common stockholders, and OP Unit and LTIP Unit holders	(58,420)	(52,500)	(39,944)
Dividends paid to preferred stockholders	(5,822)	(5,822)	(5,822)
Net cash provided by financing activities	62,407	127,704	192,720
Net increase in cash and cash equivalents and restricted cash	1,696	2,006	3,568
Cash and cash equivalents and restricted cash—beginning of period	12,759	10,753	7,185
Cash and cash equivalents and restricted cash—end of period	$14,455	$12,759	$10,753

Supplemental cash flow information:
Cash payments for interest	$21,619	$17,707	$16,907

Noncash financing and investing activities:
Accrued dividends payable	$15,821	$15,668	$12,470
Interest rate swap agreements fair value change recognized in other comprehensive income (loss)	$(41,310)	$(11,583)	$11,545
OP Units and LTIP Units redeemed for common stock	$682	$1,039	$18,187
Loan assumed in connection with a facility acquisition	$1,513	$—	$12,074
Accrued common stock offering costs	$—	$—	$80
Accrued capital expenditures included in accounts payable and accrued expenses	$1,365	$1,220	$698

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL MEDICAL REIT INC.

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share amounts)

Note 1 – Organization

Global Medical REIT Inc. (the “Company”) is a Maryland corporation and internally managed REIT that owns and acquires healthcare facilities and leases those facilities to physician groups and regional and national healthcare systems. The Company holds its facilities and conducts its operations through a Delaware limited partnership subsidiary named Global Medical REIT L.P. (the “Operating Partnership”) and a taxable REIT subsidiary (“TRS”). The Company serves as the sole general partner of the Operating Partnership through a wholly owned subsidiary of the Company named Global Medical REIT GP LLC, a Delaware limited liability company. As of December 31, 2022, the Company was the 93.97% limited partner of the Operating Partnership, with an aggregate of 6.03% of the Operating Partnership owned by holders of long-term incentive plan units (“LTIP Units”) and third-party limited partners who contributed properties or services to the Operating Partnership in exchange for common limited partnership units (“OP Units”). The Company’s common stock is listed on the New York Stock Exchange under the ticker symbol “GMRE.” The Company's Series A Preferred Stock is listed on the New York Stock Exchange under the ticker symbol "GMRE PrA."

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

Investment in Real Estate

The Company determines when an acquisition meets the definition of a business or alternatively should be accounted for as an asset acquisition in accordance with Accounting Standard Codification ("ASC") Topic 805 "Business Combinations" ("ASC Topic 805"), which requires that, when substantially all of the fair value of an acquisition is concentrated in a single identifiable asset or a group of similar identifiable assets, the asset or group of similar identifiable assets does not meet the definition of a business and therefore is required to be accounted for as an asset acquisition. Transaction costs are capitalized for asset acquisitions and expensed as incurred for business combinations. All of the Company’s facility acquisitions for the years ended December 31, 2022 and 2021 were accounted for as asset acquisitions because substantially all of the fair value of the gross assets the Company acquired were concentrated in a single asset or group of similar identifiable assets.

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

Revenue Recognition

The Company’s operations primarily consist of rental revenue earned from tenants under leasing arrangements which provide for minimum rent and escalations. The leases have been accounted for as operating leases. For operating leases with contingent rental escalators, revenue is recorded based on the contractual cash rental payments due during the period. Revenue from leases with fixed annual rental escalators are recognized on a straight-line basis over the initial lease term, subject to a collectability assessment, with the difference between the contractual rental receipts and the straight-line amounts recorded as a “deferred rent receivable.” Additionally, the Company recognizes as a component of rental revenue, “expense recoveries” revenue, which represents revenue recognized related to tenant reimbursement of real estate taxes, insurance, and certain other operating expenses (“tenant reimbursements”). The Company recognizes these reimbursements and related expenses on a gross basis in its Consolidated Statements of Operations.

Assets Held for Sale and Sales of Real Estate

The Company classifies a property as held for sale when the following criteria are met: (i) management, having the authority to approve action, commits to a plan to sell the property in its present condition, (ii) the sale of the property is at a price reasonable in relation to its current fair value and (iii) the sale is probable and expected to be completed within one year. At that time, the Company presents the assets and obligations associated with the real estate held for sale separately in its Consolidated Balance Sheets and ceases recording depreciation and amortization expense related to that asset.  Real estate held for sale is reported at the lower of its carrying amount or its estimated fair value less estimated costs to sell. None of the Company’s properties were classified as held for sale as of December 31, 2022 or 2021.

Upon the disposition of a property, the Company recognizes a gain or loss at a point in time when the Company determines control of the underlying asset has been transferred to the buyer. The Company’s performance obligation is generally satisfied at the closing of the transaction. Any continuing involvement is analyzed as a separate performance obligation in the contract, and a portion of the sales price is allocated to each performance obligation. There is significant judgment applied to estimate the amount of variable consideration, if any, identified within the sales price and assess its probability of occurrence based on current market information, historical transactions, and forecasted information that is reasonably available.

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

	As of December 31,
	2022	2021
Cash and cash equivalents	$4,016	$7,213
Restricted cash	10,439	5,546
Total cash and cash equivalents and restricted cash	$14,455	$12,759

Tenant Receivables, Net

The tenant receivable balance as of December 31, 2022 and 2021 was $8,040 and $6,070, respectively. The balance as of December 31, 2022 consisted of $1,348 in funds owed from the Company’s tenants for rent that the Company had earned but had not yet received, $143 for a loan that was made to one of the Company’s tenants, $5,520 of tenant reimbursements, and $1,029 of miscellaneous receivables. The balance as of December 31, 2021 consisted of $1,309 in funds owed from the Company’s tenants for rent that the Company had earned but had not yet received, $1,158 of loans that were made to two of the Company’s tenants, and $3,603 of tenant reimbursements.

Receivables arising from operating leases are accounted for in accordance with ASC Topic 842 “Leases” (“ASC Topic 842”). The Company assesses the likelihood of losses resulting from tenant defaults, or the inability of tenants to make contractual rent and tenant reimbursements at each reporting date. The Company also monitors the liquidity and creditworthiness of its tenants and operators on a continuous basis. If the likelihood of a tenant paying its lease payments is determined to no longer be probable, all tenant receivables, including deferred rent, are written off against revenue and any future revenue for that tenant is recognized only upon receipt of cash. In addition, as of December 31, 2022 and 2021, the Company had a portfolio level reserve of $350 on those leases that were probable of collection to ensure that the tenant lease receivables were not overstated.

Escrow Deposits

The escrow balance as of December 31, 2022 and 2021 was $7,833 and $5,957, respectively. Escrow deposits include funds held in escrow to be used for the acquisition of properties in the future and for the payment of taxes, insurance, and other amounts as stipulated by the Company’s Cantor Loan, as hereinafter defined.

Deferred Assets

The deferred assets balance as of December 31, 2022 and 2021 was $29,616 and $25,417, respectively. The balance as of December 31, 2022 consisted of $29,467 in deferred rent receivables resulting from the recognition of revenue from leases with fixed annual rental escalations on a straight-line basis and $149 of other deferred costs. The balance as of December 31, 2021 consisted of $25,356 in deferred rent receivables resulting from the recognition of revenue from leases with fixed annual rental escalations on a straight-line basis and $61 of other deferred costs.

Other Assets

The other assets balance as of December 31, 2022 and 2021 was $6,550 and $6,232, respectively. The balance as of December 31, 2022 consisted of $3,480 for right of use assets, $1,552 in capitalized construction in process costs, $1,380 in prepaid assets, and $138 for net capitalized software costs and miscellaneous assets. The balance as of December 31, 2021 consisted of $3,809 for right of use assets, $257 in preacquisition and other capitalized costs related to our properties, $1,916 in prepaid assets, and $250 for net capitalized software costs and miscellaneous assets. Refer to Note 8 – “Leases” for additional details on right of use assets.

Derivative Instruments - Interest Rate Swaps

As of December 31, 2022 and 2021, the Company's balance related to interest rate swap derivative instruments that were designated as cash flow hedges of interest rate risk was an asset of $34,705 and a net liability of $6,554, respectively. In accordance with the Company’s risk management strategy, the purpose of the interest rate swaps is to manage interest rate risk for certain of the Company’s variable-rate debt. The interest rate swaps involve the Company’s receipt of variable-rate amounts from the counterparties in exchange for the Company making fixed-rate payments over the life of the agreements. The Company accounts for derivative instruments in accordance with the provisions of ASC Topic 815, “Derivatives and Hedging.” Refer to Note 4 – “Credit Facility, Notes Payable and Derivative Instruments” for additional details.

Other Liabilities

The other liabilities balance as of December 31, 2022 and 2021 was $7,363 and $7,709, respectively. The balance as of December 31, 2022 consisted of $2,922 for right of use liabilities and $4,441 of prepaid rent. The balance as of December 31, 2021 consisted of $4,479 for right of use liabilities and $3,230 of prepaid rent. Refer to Note 8 – “Leases” for additional details on right of use liabilities.

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

Depreciation and Amortization Expense

Real estate and related assets are stated net of accumulated depreciation. Renovations, replacements and other expenditures that improve or extend the life of assets are capitalized and depreciated over their estimated useful lives. Expenditures for ordinary maintenance and repairs are charged to expense as incurred. Depreciation is computed using the straight-line method over the estimated useful life of the buildings, which are generally between 20 and 52 years, tenant improvements, which are generally between one and 19 years, and site improvements, which are generally between three and 15 years. Values assigned to in-place lease and leasing costs intangible assets are charged as amortization expense using the straight-line method over the remaining term of the respective leases.

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

In accordance with ASC Topic 805, the portion of the consideration paid for the management internalization transaction that was attributed to the settlement of a preexisting contractual relationship (the management agreement) of $12,094 was recognized as “Management Internalization Expense” in the accompanying Consolidated Statements of Operations for the year ended December 31, 2020 and the $5,903 of excess consideration paid over the fair value of underlying identifiable net liabilities of the business acquired of $251 was recorded as “Goodwill” in the accompanying Consolidated Balance Sheets. The Company also incurred $1,911 of expense related to the management internalization transaction for the year ended December 31, 2020, which is also included in the “Management Internalization Expense” line item. The Company’s Consolidated Statements of Operations for the year ended December 31, 2020, includes no revenue and $3,458 of net loss related to the operations of the business acquired subsequent to its acquisition.

The accompanying Consolidated Statements of Operations for the years ended December 31, 2022 and 2021 include the operations of the business acquired for the full year. The table below presents the unaudited revenue and net income attributable to common stockholders for the year ended December 31, 2020 on a pro forma basis as if the transaction occurred on January 1, 2020. The pro forma results are not necessarily indicative of the results that would have occurred if the business combination had occurred on the first day of the period presented, nor does the pro forma information purport to represent the results of operations for future periods.

Year Ended December 31, 2020
(unaudited, in thousands)

Pro forma total revenue	$93,730
Pro forma net income attributable to common stockholders	$5,524

Cash paid for the acquisition of the former advisor, after consideration of the settlement of a preexisting contractual relationship of $12,094 and net of cash acquired of $559 was $5,093 and is included as an “Investing” activity in the Company’s Consolidated Statements of Cash Flows for year ended December 31, 2020.

Goodwill

As of December 31, 2022 and 2021, the Company’s goodwill balance was $5,903. Goodwill represents the excess of consideration paid over the fair value of underlying identifiable net assets of businesses acquired. The Company’s goodwill balance was derived from the management internalization transaction. Goodwill has an indefinite life and is not amortized, but is tested for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company’s policy is to perform its annual goodwill impairment evaluation as of the first day of the fourth quarter of its fiscal year. The Company has one reporting unit.

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

The Company performed a qualitative analysis during the fourth quarter of the current fiscal year and determined that it was more likely than not that the fair value of the reporting unit was in excess of the reporting units carrying value, and as a result, a quantitative step one analysis was not necessary.

Income Taxes

The Company elected to be taxed as a REIT for U.S. federal income tax purposes commencing with its taxable year ended December 31, 2016. A REIT is generally not subject to U.S. federal income taxes if it can meet many specific requirements. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to U.S. federal and state income tax on its taxable income at regular corporate tax rates, and the Company could not re-elect REIT status until the fifth calendar year after the year in which the failure occurred. Even if the Company continues to qualify as a REIT, it may be subject to certain state or local income taxes, and the Company’s TRS will be subject to U.S. federal, state, and local taxes on its income at regular corporate rates. The Company recognizes the tax effects of uncertain tax positions only if the position is more likely than not to be sustained upon audit, based on the technical merits of the position. The Company has not identified any material uncertain tax positions and recognizes interest and penalties in income tax expense, if applicable. The Company is currently not under examination by any income tax jurisdiction.

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

Note 3 – Property Portfolio

Summary of Properties Acquired During the Year Ended December 31, 2022

During the year ended December 31, 2022 the Company completed 14 acquisitions. For each acquisition, substantially all of the fair value was concentrated in a single identifiable asset or group of similar identifiable assets and, therefore, each acquisition represents an asset acquisition. Accordingly, transaction costs for these acquisitions were capitalized.

A rollforward of the gross investment in land, building, improvements, and acquired lease intangible assets as of December 31, 2022 resulting from these acquisitions is as follows:

			Site	Tenant	Acquired Lease	Gross Investment in
	Land	Building	Improvements	Improvements	Intangible Assets	Real Estate
Balances as of December 31, 2021	$152,060	$985,091	$19,021	$58,900	$127,931	$1,343,003
Facility Acquired – Date Acquired:
Gainesville – 2/4/22	555	3,899	76	199	575	5,304
Grand Rapids – 2/28/22	1,238	4,976	221	270	595	7,300
Sarasota – 3/29/22	747	3,703	84	331	1,263	6,128
Greenwood – 3/30/22	929	4,332	194	360	426	6,241
Fairbanks – 4/1/22	1,782	12,262	215	753	7,946	22,958
Rocky Point – 4/8/22	613	6,243	223	317	589	7,985
Fairfax – 5/11/22	4,012	13,238	399	310	3,304	21,263
Lee's Summit – 5/19/22	1,349	4,101	83	410	674	6,617
Lexington – 5/27/22	1,760	11,350	289	556	3,036	16,991
Toledo – 7/8/22	2,999	11,366	581	1,247	2,044	18,237
Lake Geneva – 7/26/22	444	4,612	141	230	725	6,152
Glenview – 9/1/22	1,448	6,258	241	279	912	9,138
Canandaigua – 9/16/22	578	11,118	370	489	1,493	14,048
Hermitage – 9/20/22	353	3,891	194	227	674	5,339
Capitalized costs(1)	141	1,419	41	1,416	396	3,413
Total Additions:	18,948	102,768	3,352	7,394	24,652	157,114
Disposition of Germantown – 7/1/22	(2,700)	(8,078)	(349)	(307)	(4,506)	(15,940)
Balances as of December 31, 2022	$168,308	$1,079,781	$22,024	$65,987	$148,077	$1,484,177
(1)	Represents capital projects that were completed and placed in service during the year ended December 31, 2022 related to the Company’s existing facilities.

Depreciation expense was $40,008, $33,825, and $26,747 for the years ended December 31, 2022, 2021, and 2020, respectively.

As of December 31, 2022, the Company had aggregate capital improvement commitments and obligations to improve, expand, and maintain the Company’s existing facilities of approximately $30,088. Many of these amounts are subject to contingencies that make it difficult to predict when they will be utilized, if at all. In accordance with the terms of the Company’s existing and proposed leases, capital improvement obligations in the next twelve months are expected to total approximately $10,299.

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

.
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

Lease Intangible Assets and Liabilities

The following is a summary of the carrying amount of lease intangible assets and liabilities as of December 31, 2022 and 2021:

	As of December 31, 2022
		Accumulated
	Cost	Amortization	Net
Assets
In-place leases	$82,374	$(34,898)	$47,476
Above market leases	26,054	(7,321)	18,733
Leasing costs	39,649	(14,683)	24,966
	$148,077	$(56,902)	$91,175
Liability
Below market leases	$13,595	$(5,982)	$7,613

	As of December 31, 2021
		Accumulated
	Cost	Amortization	Net
Assets
In-place leases	$70,527	$(23,638)	$46,889
Above market leases	22,615	(6,407)	16,208
Leasing costs	34,789	(10,201)	24,588
	$127,931	$(40,246)	$87,685
Liability
Below market leases	$11,842	$(3,714)	$8,128

The following is a summary of the acquired lease intangible amortization:

	Year Ended December 31,
	2022	2021	2020
Amortization expense related to in-place leases	$11,685	$9,046	$6,741
Amortization expense related to leasing costs	$4,942	$3,917	$2,826
Decrease in rental revenue related to above market leases	$3,295	$2,384	$1,657
Increase in rental revenue related to below market leases	$(2,268)	$(1,864)	$(1,153)

As of December 31, 2022, scheduled future aggregate net amortization of the acquired lease intangible assets and liabilities for each year ended December 31 is listed below:

	Net Decrease	Net Increase
	in Revenue	in Expenses
2023	$(1,105)	$17,033
2024	(1,292)	14,849
2025	(1,826)	11,179
2026	(1,871)	9,168
2027	(1,416)	6,447
Thereafter	(3,610)	13,766
Total	$(11,120)	$72,442

For the year ended December 31, 2022, the weighted average amortization period for asset lease intangibles and liability lease intangibles are 4.3 years and 3.2 years, respectively.

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

The Operating Partnership is subject to a number of financial covenants under the amended Credit Facility, including, among other things, the following as of the end of each fiscal quarter, (i) a maximum consolidated unsecured leverage ratio of less than 60%, (ii) a maximum consolidated secured leverage ratio of less than 30%, (iii) a maximum consolidated secured recourse leverage ratio of less than 10%, (iv) a minimum fixed charge coverage ratio of 1.50:1.00, (v) a minimum unsecured interest coverage ratio of 1.50:1.00, (vi) a maximum consolidated leverage ratio of less than 60%, and (vii) a minimum net worth of $573 million plus 75% of all net proceeds raised through equity offerings subsequent to March 31, 2022. As of December 31, 2022, management believed it complied with all of the financial and non-financial covenants contained in the Credit Facility.

The Company has entered into interest rate swaps to hedge its interest rate risk on the Term Loans. For additional information related to the interest rate swaps, see the “Derivative Instruments - Interest Rate Swaps” section herein.

During the year ended December 31, 2022, the Company borrowed $138,600 under the Credit Facility and repaid $15,500, for a net amount borrowed of $123,100. During the year ended December 31, 2021, the Company borrowed $221,600 under the Credit Facility and repaid $224,200, for a net amount repaid of $2,600. Interest expense incurred on the Credit Facility was $20,274, $14,705, and $14,669 for the years ended December 31, 2022, 2021, and 2020,  respectively.

As of December 2022 and 2021, the Company had the following outstanding borrowings under the Credit Facility:

	December 31, 2022	December 31, 2021
Revolver	$145,700	$172,600
Term Loan A	350,000	350,000
Term Loan B	150,000	—
Less: Unamortized debt issuance costs	(9,253)	(8,033)
Credit Facility, net	$636,447	$514,567

Costs incurred related to the Credit Facility, net of accumulated amortization, are netted against the Company’s “Credit Facility, net of unamortized debt issuance costs” balance in the accompanying Consolidated Balance Sheets. The Company paid $3,215 and $6,177 related to amendments and modifications to the Credit Facility during the years ended December 31, 2022 and 2021, respectively. Amortization expense incurred was $1,995, $1,703, and $1,225 for the years ended December 31, 2022, 2021, and 2020, respectively, and is included in the “Interest Expense” line item in the accompanying Consolidated Statements of Operations.

Notes Payable, Net of Debt Issuance Costs

The Company’s notes payable, net, includes four loans: (1) the Rosedale Loan, (2) the Dumfries Loan, (3) the Cantor Loan, and (4) the Toledo Loan, described in detail herein. The following table sets forth the balances of these loans as of December 31, 2022 and 2021.

	December 31, 2022	December 31, 2021
Notes payable	$58,124	$57,769
Unamortized debt issuance costs	(452)	(607)
Notes payable, net	$57,672	$57,162

Amortization expense incurred related to the debt issuance costs on these loans was $155, $228, and $174, for the years ended December 31, 2022, 2021, and 2020, respectively, and is included in the “Interest Expense” line item in the accompanying Consolidated Statements of Operations.

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

The Company made principal payments of $376 and $361 during the years ended December 31, 2022 and 2021, respectively. The loan balance as of December 31, 2022 and 2021 was $13,954 and $14,330, respectively. Interest expense incurred on this loan was $551, $566, and $249 for the years ended December 31, 2022, 2021 and 2020, respectively.

As of December 31, 2022, scheduled principal payments due for each year ended December 31 were as follows:

2023	$391
2024	405
2025	13,158
Total	$13,954

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

The Company made principal payments of $288 and $275 during the years ended December 31, 2022 and 2021, respectively. The loan balance as of  December 31, 2022 and 2021 was $11,336 and $11,624, respectively. Interest expense incurred on this loan was $537, $550, and $383 for years ended December 31, 2022, 2021, and 2020, respectively.

As of December 31, 2022, scheduled principal payments due for each year ended December 31 were as follows:

2023	$302
2024	11,034
Total	$11,336

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

The Company made principal payments of $447 and $282 during the years ended December 31, 2022 and 2021, respectively. The loan balance as of December 31, 2022 and 2021 was $31,368 and $31,815, respectively. Interest expense incurred on this note was $1,673, $1,695, and $1,703 for the years ended December 31, 2022, 2021, and 2020, respectively.

As of December 31, 2022, scheduled principal payments due for each fiscal year ended December 31 are as follows:

2023	$471
2024	492
2025	523
2026	29,882
Total	$31,368

Toledo Loan

On July 8, 2022, in connection with its acquisition of the Toledo Facility, the Company, through its wholly owned subsidiary GMR Toledo LLC, assumed a loan with a principal amount of $1,513 (“the Toledo Loan”). The Toledo Loan has an annual interest rate of 5.0% with semi-annual principal and interest payments. The Company made principal payments of $47 during the year ended December 31, 2022. The loan balance as of December 31, 2022 was $1,466. Interest expense incurred on this loan was $45 for the year ended December 31, 2022.The Toledo Loan matures on July 30, 2033.

Derivative Instruments - Interest Rate Swaps

The Company has six interest rate swaps and nine forward starting interest rate swaps that are used to manage its interest rate risk by fixing the SOFR component of the Term Loans through their maturities. A description of these swaps is below:

Term Loan A Swaps

As of December 31, 2022, six of the Company’s interest rate swaps related to Term Loan A. The notional value of these swaps is $350 million, with $150 million of the swaps maturing in August 2023 and the remaining $200 million maturing in August 2024. In addition, the Company has five forward starting interest rate swaps at notional amounts equal to the existing Term Loan A interest rate swaps that will be effective on the maturity dates of Term Loan A’s existing interest rate swaps. These forward starting swaps each have a maturity date of April 2026. Currently, the Term Loan A swaps fix the SOFR component of Term Loan A at a rate of 1.80% through August 2023. Subsequently, from August 2023 to August 2024 the SOFR component of Term Loan A will be fixed at 1.50%. Finally, from August 2024 to April 2026 the SOFR component of Term Loan A will be fixed at 1.36%.

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

The Company’s interest rate swaps are not traded on an exchange. The Company’s interest rate swaps are recorded at fair value based on a variety of observable inputs including contractual terms, interest rate curves, yield curves, measure of volatility, and correlations of such inputs. The Company measures its derivatives at fair value on a recurring basis based on the expected size of future cash flows on a discounted basis and incorporating a measure of non-performance risk. The fair values are based on Level 2 inputs within the framework of ASC Topic 820. The Company considers its own credit risk, as well as the credit risk of its counterparties, when evaluating the fair value of its derivative instruments.

The fair value of the Company’s interest rate swaps was an asset of $34,705 and a net liability of $6,554 as of December 31, 2022 and 2021, respectively. The gross balances are included in the “Derivative Asset” and “Derivative Liability” line items on the Company’s Consolidated Balance Sheets as of December 31, 2022 and 2021, respectively.

The table below details the components of the amounts presented on the accompanying Consolidated Statements of Comprehensive Income (Loss) recognized on the Company’s interest rate swap agreements designated as cash flow hedges for the years ended December 31, 2022, 2021, and 2020.

	Years Ended December 31,
	2022	2021	2020

Amount of (gain) loss recognized in other comprehensive income (loss)	$(41,068)	$(5,220)	$16,451
Amount of loss reclassified from accumulated other comprehensive income (loss) into interest expense	(242)	(6,363)	(4,906)
Total change in accumulated other comprehensive income (loss)	$(41,310)	$(11,583)	$11,545

During the next twelve months, the Company estimates that an additional $14,091 will be reclassified as a decrease to interest expense. Additionally, during the years ended December 31, 2022, 2021, and 2020, the Company recorded total interest expense in its Consolidated Statements of Operations of $25,230, $19,696, and $18,680, respectively.

Weighted-Average Interest Rate and Term

The weighted average interest rate and term of the Company’s debt was 4.20% and 3.93 years, respectively, at December 31, 2022, compared to 2.87% and 4.28 years, respectively, as of December 31, 2021.

Note 5 –Equity

Preferred Stock

The Company’s charter authorizes the issuance of 10,000 shares of preferred stock, par value $0.001 per share. As of December 31, 2022 and 2021, there were 3,105 shares of Series A Cumulative Redeemable Preferred Stock (“Series A Preferred Stock”), issued and outstanding. The Series A Preferred Stock has a liquidation preference of $25 per share.

Preferred stock dividend activity for the years ended December 31, 2022 and 2021 is summarized in the following table:

		Applicable		Quarterly		Dividends
Date Announced	Record Date	Quarter	Payment Date	Dividend		per Share

December 16, 2020	January 15, 2021	Q4 2020	February 1, 2021	$1,455		$0.46875
March 3, 2021	April 15, 2021	Q1 2021	April 30, 2021	$1,455		$0.46875
June 10, 2021	July 15, 2021	Q2 2021	August 2, 2021	$1,455		$0.46875
September 10, 2021	October 15, 2021	Q3 2021	November 1, 2021	$1,455		$0.46875
December 10, 2021	January 15, 2022	Q4 2021	January 31, 2022	$1,455		$0.46875
March 11, 2022	April 15, 2022	Q1 2022	May 2, 2022	$1,455		$0.46875
June 10, 2022	July 15, 2022	Q2 2022	August 1, 2022	$1,455		$0.46875
September 9, 2022	October 15, 2022	Q3 2022	October 31, 2022	$1,455		$0.46875
December 7, 2022	January 15, 2023	Q4 2022	January 31, 2023	$1,455	(1)	$0.46875
(1)	Two months of this amount, equal to $970, was accrued at December 31, 2022.

The holders of the Series A Preferred Stock are entitled to receive dividend payments only when, as and if declared by the Company’s board of directors (the “Board”) (or a duly authorized committee of the Board). Dividends will accrue or be payable in cash from the original issue date, on a cumulative basis, quarterly in arrears on each dividend payment date at a fixed rate per annum equal to 7.50% of the liquidation preference of $25 per share (equivalent to $1.875 per share on an annual basis). In September 2022, the Series A Preferred Stock became eligible for partial or full redemption by the Company. As of December 31, 2022, the Company had not redeemed any of its Series A Preferred Stock. Dividends on the Series A Preferred Stock will be cumulative and will accrue whether or not (i) funds are legally available for the payment of those dividends, (ii) the Company has earnings or (iii) those dividends are declared by the Board. The quarterly dividend payment dates on the Series A Preferred Stock are January 31, April 30, July 31 and October 31 of each year. During each of the years ended December 31, 2022 and 2021, the Company paid preferred dividends of $5,822.

Common Stock

The Company has 500,000 of authorized shares of common stock, $0.001 par value. As of December 31, 2022 and 2021, there were 65,518 and 64,880 outstanding shares of common stock, respectively.

Common stock dividend activity for the years ended December 31, 2022 and 2021 is summarized in the following table:

		Applicable		Dividend	Dividends
Date Announced	Record Date	Quarter	Payment Date	Amount(1)	per Share

December 16, 2020	December 28, 2020	Q4 2020	January 11, 2021	$10,573	$0.20
March 3, 2021	March 24, 2021	Q1 2021	April 8, 2021	$13,260	$0.205
June 10, 2021	June 24, 2021	Q2 2021	July 8, 2021	$13,964	$0.205
September 10, 2021	September 24, 2021	Q3 2021	October 8, 2021	$13,961	$0.205
December 10, 2021	December 27, 2021	Q4 2021	January 10, 2022	$14,055	$0.205
March 11, 2022	March 25, 2022	Q1 2022	April 8, 2022	$14,611	$0.21
June 10, 2022	June 24, 2022	Q2 2022	July 8, 2022	$14,642	$0.21
September 9, 2022	September 23, 2022	Q3 2022	October 11, 2022	$14,642	$0.21
December 7, 2022	December 22, 2022	Q4 2022	January 9, 2023	$14,642	$0.21
(1)	Includes dividends on granted LTIP Units and OP Units issued to third parties.

During the years ended December 31, 2022 and 2021, the Company paid total dividends on its common stock, LTIP Units, and OP Units in the aggregate amount of $58,420 and $52,500, respectively.

As of December 31, 2022 and 2021, the Company had accrued dividend balances of $209 and $643 for dividends payable on the aggregate annual and long-term LTIP Units that are subject to retroactive receipt of dividends on the amount of LTIP Units ultimately earned. During the year ended December 31, 2022, $36 of dividends were accrued and $470 of dividends were paid related to these units. During the year ended December 31, 2021, $458 of dividends were accrued and $742 of dividends were paid related to these units.

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

Capital Raising Activity

In March 2022, the Company and the Operating Partnership entered into a Sales Agreement with certain sales agents, pursuant to which the Company may offer and sell, from time to time, up to $300,000 of its common stock.

During the year ended December 31, 2022, the Company generated net proceeds of $10,104 through ATM equity issuances of 598 shares of the Company’s common stock at an average offering price of $17.15 per share. During the year ended December 31, 2021, the Company generated net proceeds of $96,449 through equity issuances of 6,726 shares of the Company’s common stock at an average offering price of $14.56 per share.

On March 18, 2021, the Company closed an underwritten public offering of its common stock, including the related option to purchase additional shares granted to the underwriters. These transactions resulted in the issuance of 8,625 shares of the Company’s common stock at a public offering price of $13.30 per share, resulting in net proceeds to the Company of $109,550.

OP Units

During the year ended December 31, 2022, one OP Unit holder redeemed 35 OP Units for shares of the Company’s common stock with an aggregate redemption value of $600. During the year ended December 31, 2021, three OP Unit holders redeemed an aggregate of 62 OP Units for shares of the Company’s common stock with an aggregate redemption value of $919.

As of December 31, 2022 and 2021, there were 1,667 and 1,702 OP Units issued and outstanding, respectively, with an aggregate value of $8,480 and $9,080, respectively. The OP Unit value at issuance and redemption is based on the Company’s closing share price on the date of the respective transaction and is included as a component of noncontrolling interest equity in the Company’s Consolidated Balance Sheets as of December 31, 2022 and 2021. The Company has sufficient shares of common stock authorized pursuant to its charter to cover the redemption of outstanding OP Units.

Note 6 –Related Party Transactions

Related Party Balances

The due from related parties balance as of December 31, 2022 and 2021 was $200 and $163, respectively. These balances primarily consist of taxes paid on behalf of LTIP Unit and OP Unit holders that are reimbursable to the Company. The Company had no amounts due to related parties as of December 31, 2022 and 2021.

Management Agreement and Management Fees

On July 9, 2020, the Company completed the management internalization transaction. Prior to the completion of this transaction, the Company was subject to a management agreement dated July 1, 2016, by and between the Company and the former advisor. For the year ended December 31, 2020 (prior to the completion of the management internalization transaction) management fees of $4,024 were incurred and expensed by the Company.

Note 7 – Stock-Based Compensation

2016 Equity Incentive Plan

The 2016 Equity Incentive Plan, as amended (the “Plan”), is intended to assist the Company and its affiliates in recruiting and retaining employees of the Company, members of the Board, executive officers of the Company, and individuals who provide services to the Company and its affiliates.

The Plan is intended to permit the grant of both qualified and non-qualified options and the grant of stock appreciation rights, restricted stock, unrestricted stock, awards of restricted stock units, performance awards and other equity-based awards (including LTIP Units). Based on the grants outstanding as of December 31, 2022, there were 1,108 shares of common stock that remain available to be granted under the Plan. Units subject to awards under the Plan that are forfeited, cancelled, lapsed, or otherwise expired (excluding shares withheld to satisfy exercise prices or tax withholding obligations) are available for grant.

Time-Based Grants

During the year ended December 31, 2022, pursuant to the recommendation of the Compensation Committee of the Board (the “Compensation Committee”), the Board approved the following LTIP Unit activity:

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

During the year ended December 31, 2022, there were five vested LTIP Units redeemed for the Company’s common stock. A detail of the Company’s outstanding time-based LTIP Units as of December 31, 2022 is as follows:

Vested units	1,991
Unvested units	548
LTIP Units outstanding as of December 31, 2022	2,539

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

During the year ended December 31, 2022, six performance-based LTIP awards collectively under the 2021 and 2022 programs were forfeited. A detail of the Company’s Long-Term Awards under the 2020 and 2021 programs, and the Annual Awards and Long-Term Awards under the 2022 program as of December 31, 2022 is as follows:

2020 Long-Term Awards	68
2021 Long-Term Awards	73
2022 Annual Awards (1)	86
2022 Long-Term Awards (2)	104
Total target performance awards as of December 31, 2022	331
(1)	Approved by the Board on February 24, 2022. The number of target LTIP Units was based on the average closing price of the Company’s common stock reported on the New York Stock Exchange (“NYSE”) over the 15 trading days preceding the grant date.
(2)	Approved by the Board on February 24, 2022. The number of target LTIP Units was based on the fair value of the Long-Term Awards as determined by an independent valuation consultant.

Annual Awards. The Annual Awards are subject to the terms and conditions of LTIP Annual Award Agreements (“LTIP Annual Award Agreements”) between the Company and each grantee.

The Compensation Committee and Board established performance goals for the year ending December 31, 2022, as set forth in the 2022 LTIP Annual Award Agreements (the “Performance Goals”) that will be used to determine the number of LTIP Units earned by each grantee. As of December 31, 2022, management estimated that the Performance Goals would be met at an 85% level and, accordingly, cumulative stock-based compensation expense during the year ended December 31, 2022 reflects management’s estimate that 85% of these awards will be earned. As soon as reasonably practicable following the first anniversary of the Annual Awards grant date, the Compensation Committee and Board will determine the extent to which the Company has achieved each of the Performance Goals (expressed as a percentage) and, based on such determination, will calculate the number of LTIP Units that each grantee is entitled to receive. Each grantee may earn up to 150% of the number of his/her target LTIP Units. Any 2022 Annual Award LTIP Units that are not earned will be forfeited and cancelled.

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

The Company incurred stock compensation expense of $4,681, $5,810, and $5,319, for the years ended December 31, 2022, 2021, and 2020, respectively, related to the grants awarded under the Plan. Compensation expense is included within “General and Administrative” expense in the Company’s Consolidated Statements of Operations.

As of December 31, 2022, total unamortized compensation expense related to these awards of approximately $4.5 million is expected to be recognized over a weighted average remaining period of 1.4 years.

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

The Company recognized $137,167 and $115,804 of rental revenue related to operating lease payments for the years ended December 31, 2022 and 2021, respectively. Of these amounts $7,767 and $6,674, respectively, relate to variable rental revenue.

The aggregate annual cash to be received by the Company on the noncancelable operating leases related to its portfolio as of December 31, 2022 is as follows for the subsequent years ended December 31:

2023	$118,790
2024	109,511
2025	96,346
2026	87,328
2027	74,589
Thereafter	327,264
Total	$813,828

Information as Lessee

The Company has seven buildings located on land that is subject to operating ground leases with a weighted average remaining term of approximately 43 years. Rental payments on these leases are adjusted periodically based on either the CPI or on a pre-determined schedule. The monthly payments on a pre-determined schedule are recognized on a straight-line basis over the terms of the respective leases. Changes in the CPI are not estimated as part of our measurement of straight-line rental expense. The Company used a weighted average discount rate of approximately 7.5%, which was derived, using a portfolio approach, from our assessment of the credit quality of the Company and adjusted to reflect secured borrowing, estimated yield curves and long-term spread adjustments over appropriate tenors. Some of the Company’s ground leases contain extension options and, where we determined it was reasonably certain that an extension would occur, they were included in our calculation of the right of use asset and liability. The Company recognized approximately $154 and $166 of ground lease expense, of which $154 and $122 was paid in cash, during the years ended December 31, 2022 and 2021, respectively.

The following table sets forth the undiscounted cash flows of our scheduled obligations for future lease payments on operating ground leases at December 31, 2022 and a reconciliation of those cash flows to the operating lease liability at December 31, 2022:

2023	$206
2024	162
2025	163
2026	165
2027	165
Thereafter	5,877
Total	6,738
Discount	(3,816)
Lease liability	$2,922

Tenant Concentration

During the year ended December 31, 2022, the Company’s rental revenues were derived from 266 tenants leasing 118 facilities.  During this period there were no tenants with rental revenue that exceeded 10% of the Company’s rental revenue.

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

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to ensure that the information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to management, including the principal executive officer (our Chief Executive Officer) and principal financial officer (our Chief Financial Officer) as appropriate, to allow timely decisions regarding required disclosures. Our Chief Executive Officer (our “CEO”) and Chief Financial Officer (our “CFO”) evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022. Based on that evaluation, our CEO and CFO concluded that, as of the end of the period covered by this Report, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of 2022 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Under the supervision of management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal controls over financial reporting were effective as of December 31, 2022.

Deloitte & Touche LLP, an independent registered public accounting firm, audited our consolidated financial statements included in this Annual Report on Form 10-K and our internal control over financial reporting, and that firm’s report on our internal control over financial reporting is set forth below.

March 1, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Global Medical REIT Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Global Medical REIT Inc. and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2022, of the Company and our report dated March 1, 2023, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP

McLean, VA

March 1, 2023

ITEM 9B.   OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

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
												Life on
												Which
												Depreciation
												in Income
	Encumb-	Land &	Building	Land &	Building	Land &	Building	Total	Acc Depr at	Year Built	Year	Statement is
Description	rances	Improv	& Improv	Improv	& Improv	Improv	& Improv	Assets	12.31.22	/ Renov	Acquired	Computed
Omaha-LTACH		$—	$21,867	$—	$—	$—	$21,867	$21,867	$4,685	2008	2014	(1)
Asheville-ASC		572	1,934	—	—	572	1,934	2,506	401	2002	2014	(1)
Pittsburgh-MOB/ASC		1,287	10,322	—	—	1,287	10,322	11,609	1,876	2006	2015	(1)
Memphis-MOB/ASC	(4)	2,705	17,451	—	—	2,705	17,451	20,156	3,039	(7)	2015	(1)
Plano-Surgical Hospital	(4)	1,050	16,696	—	—	1,050	16,696	17,746	2,892	2013	2016	(1)
Westland-MOB/ASC	(4)	230	4,520	—	—	230	4,520	4,750	763	2009	2016	(1)
Melbourne-MOB/ Imaging	(4)	1,200	14,250	—	33	1,200	14,283	15,483	2,406	2012	2016	(1)
Reading-MOB/ASC		1,440	7,940	—	—	1,440	7,940	9,380	1,281	1992/2002	2016	(1)
East Orange-MOB		2,150	10,112	—	510	2,150	10,622	12,772	1,602	1996	2016	(1)
Watertown- MOB/ Imaging		1,100	8,002	45	335	1,145	8,337	9,482	1,299	2011/2015	2016	(1)(3)
Sandusky-MOB		791	10,710	—	—	791	10,710	11,501	1,835	(8)	2016/2017	(1)
Carson City-MOB		760	3,268	—	—	760	3,268	4,028	504	1991	2016	(1)
Ellijay-MOB		914	3,337	—	—	914	3,337	4,251	784	2015	2016	(1)(2)(3)
Altoona-IRF		1,184	18,505	—	—	1,184	18,505	19,689	3,154	2000	2016	(1)(2)(3)
Mechanicsburg-IRF		810	21,451	—	—	810	21,451	22,261	3,568	2011	2016	(1)(2)(3)
Mesa-IRF		3,620	16,265	—	—	3,620	16,265	19,885	3,201	2011	2016	(1)(2)(3)
Lewisburg-MOB/ Imaging		681	6,114	—	—	681	6,114	6,795	1,382	2006	2017	(1)(2)(3)
Cape Coral-MOB		353	7,017	—	—	353	7,017	7,370	836	2007	2017	(1)(3)
Las Cruces-MOB		397	4,618	40	32	437	4,650	5,087	791	2012	2017	(1)
Clermont-MOB		145	4,422	—	—	145	4,422	4,567	621	2014	2017	(1)(2)(3)
Oklahoma City-Surgical Hospital/ Physical Therapy/ASC		2,953	38,724	—	—	2,953	38,724	41,677	6,425	2002/2007	2017	(1)(2)(3)
Brockport-MOB		693	7,097	—	—	693	7,097	7,790	1,325	2011	2017	(1)(2)(3)
Flower Mound-ASC		730	3,155	—	—	730	3,155	3,885	591	2014	2017	(1)(2)(3)

Sherman-IRF/ LTACH		1,601	25,011	—	2,447	1,601	27,458	29,059	3,840	2009	2017	(1)(2)
Lubbock-MOB		1,566	5,725	—	—	1,566	5,725	7,291	1,221	2004	2017	(1)(2)(3)
Austin-IRF		7,223	29,616	—	—	7,223	29,616	36,839	4,039	2012	2017	(1)(2)(3)
Fort Worth-MOB		1,738	3,726	—	—	1,738	3,726	5,464	671	2016	2017	(1)(2)(3)
Albertville-MOB		1,154	4,444	193	—	1,347	4,444	5,791	1,233	2007	2017	(1)(2)(3)
Moline-MOB/ASC		854	9,237	—	—	854	9,237	10,091	1,617	2004	2017	(1)(2)(3)
Lee’s Summit-MOB		571	2,929	—	—	571	2,929	3,500	778	2007	2017	(1)(2)(3)
Amarillo-MOB		1,437	7,254	—	—	1,437	7,254	8,691	825	2011	2017	(1)
Wyomissing-MOB		487	5,250	—	—	487	5,250	5,737	584	2004	2017	(1)
Saint George-MOB/ASC		435	5,372	—	76	435	5,448	5,883	676	1997	2017	(1)
Silvis-MOB		249	5,862	—	641	249	6,503	6,752	1,344	1997/2006	2018	(1)(2)(3)
Fremont-MOB		162	8,335	—	—	162	8,335	8,497	971	2018	2018	(1)
Gainesville-MOB/ASC		625	9,885	—	724	625	10,609	11,234	1,254	2002	2018	(1)
East Dallas-Acute Hospital		6,272	17,012	—	1,450	6,272	18,462	24,734	2,898	1994	2018	(1)
Orlando-MOB		3,075	11,944	—	95	3,075	12,039	15,114	1,880	2007/2008/2009	2018	(1)(2)(3)
Belpre-MOB/ Imaging/ER/ ASC		3,997	53,520	—	—	3,997	53,520	57,517	6,885	2011/2013/2014/2017	2018	(1)(2)(3)
McAllen-MOB		1,099	4,296	—	—	1,099	4,296	5,395	644	2000	2018	(1)
Derby-ASC		567	2,585	—	55	567	2,640	3,207	487	2005	2018	(1)(2)(3)
Bountiful-MOB		720	4,185	—	109	720	4,294	5,014	480	2004	2018	(1)(2)
Cincinnati-MOB		1,823	1,811	—	—	1,823	1,811	3,634	545	2016	2018	(1)(2)(3)
Melbourne Pine-Cancer Center		732	5,980	—	649	732	6,629	7,361	813	1993	2018	(1)(2)(3)
Southern IL-MOB		1,830	12,660	—	131	1,830	12,791	14,621	1,505	(9)	2018	(1)
Vernon-MOB/ Dialysis/ Administrative		1,166	9,929	—	—	1,166	9,929	11,095	1,357	1993/1999	2018	(1)
Corona		1,601	14,689	—	—	1,601	14,689	16,290	1,470	2009	2018	(1)
Zachary-LTACH		103	3,745	—	—	103	3,745	3,848	439	2015	2019	(1)(2)(3)
Chandler -MOB/ASC		4,616	11,643	—	31	4,616	11,674	16,290	1,335	2004/2007/2015	2019	(1)
Surprise-IRF		1,966	22,856	3	—	1,969	22,856	24,825	2,919	2015	2019	(1)(2)(3)
South Bend-IRF		1,998	11,882	—	—	1,998	11,882	13,880	2,299	2009	2019	(1)(2)(3)
Las Vegas-IRF		2,723	17,482	—	—	2,723	17,482	20,205	2,988	2007	2019	(1)(2)(3)
Oklahoma Northwest-IRF		2,507	22,545	122	6,814	2,629	29,359	31,988	3,188	2012	2019	(1)(2)(3)
San Marcos-Cancer Center		2,448	7,338	—	—	2,448	7,338	9,786	846	2009	2019	(1)(2)(3)
Lansing Patient-MOB /ASC		1,387	8,348	188	98	1,575	8,446	10,021	1,341	1997/2000/2002	2019	(1)(2)(3)
Bannockburn-MOB		895	4,700	123	475	1,018	5,175	6,193	1,283	1999	2019	(1)(2)(3)
Aurora-Office		1,829	8,049	—	—	1,829	8,049	9,878	1,115	2015	2019	(1)(2)(3)
Livonia-MOB/Urgent Care		1,181	8,071	—	472	1,181	8,543	9,724	1,705	1995	2019	(1)(2)(3)
Gilbert-MOB/ASC		2,470	2,389	—	—	2,470	2,389	4,859	351	2006	2019	(1)(2)(3)
Morgantown-Office		1,256	5,792	—	—	1,256	5,792	7,048	674	2019	2019	(1)(2)(3)
Beaumont-Surgical Hospital		3,421	25,872	—	—	3,421	25,872	29,293	2,347	2013	2019	(1)(2)(3)
Bastrop-Freestanding ED		2,039	8,712	—	—	2,039	8,712	10,751	889	2012	2019	(1)(2)(3)
Panama City-MOB/ASC		1,779	9,718	—	—	1,779	9,718	11,497	1,149	2008/2009/2019	2019	(1)(2)(3)
Jacksonville-MOB		1,023	7,846	—	—	1,023	7,846	8,869	644	2003/2004	2019	(1)
Greenwood-MOB/ASC		892	4,956	—	—	892	4,956	5,848	595	1986	2019	(1)
Clinton-MOB/ASC		1,006	8,129	—	321	1,006	8,450	9,456	2,161	1964	2020	(1)(2)(3)
High Point-MOB		2,189	21,236	—	—	2,189	21,236	23,425	2,414	2007	2020	(1)(2)(3)
West Allis-MOB		1,111	7,785	—	—	1,111	7,785	8,896	725	1999	2020	(1)(2)(3)
Grand Rapids-MOB/ASC		3,421	17,810	292	445	3,713	18,255	21,968	2,141	1988/1992/2000/2006	2020	(1)(2)(3)
Dumfries-MOB	(5)	2,886	14,863	—	—	2,886	14,863	17,749	3,762	2019	2020	(1)(2)(3)
Centerville -MOB		160	4,410	—	—	160	4,410	4,570	312	2018	2020	(1)(2)(3)
Fairfax-MOB		7,112	9,621	—	1,026	7,112	10,647	17,759	1,458	2019	2020	(1)(2)(3)
Rosedale-MOB	(6)	3,423	17,646	—	—	3,423	17,646	21,069	1,622	2014/2017	2020	(1)(2)(3)
Lancaster-Plasma Center		805	4,385	—	—	805	4,385	5,190	326	2009	2020	(1)(2)(3)
Winston Salem-MOB		1,778	6,714	—	—	1,778	6,714	8,492	626	2009	2020	(1)(2)(3)
Decatur-MOB		1,626	2,706	—	—	1,626	2,706	4,332	252	2010	2020	(1)(2)(3)
Jackson-MOB		895	4,730	—	—	895	4,730	5,625	341	2009	2020	(1)(2)(3)
Sheboygan-MOB		583	6,223	—	—	583	6,223	6,806	449	2005	2020	(1)(2)(3)
Plymouth-MOB		758	5,214	—	—	758	5,214	5,972	345	2010	2020	(1)(2)(3)
Spring Hill-MOB/Img		3,893	12,954	—	32	3,893	12,986	16,879	1,031	2002/2013/2017/2019	2020	(1)(2)(3)
Cape Girardeau-ASC		1,223	4,865	—	—	1,223	4,865	6,088	382	2002	2020	(1)(2)(3)
Yuma-MOB		1,349	4,989	—	—	1,349	4,989	6,338	441	2013	2020	(1)(2)(3)

Las Vegas-MOB/ASC	311	6,813	—	—	311	6,813	7,124	340	2007/2015	2020	(1)
Pensacola-MOB/ASC	2,118	6,153	—	—	2,118	6,153	8,271	572	1985/1997	2020	(1)(2)(3)
Venice-MOB	1,896	4,537	—	—	1,896	4,537	6,433	403	2008	2020	(1)(2)(3)
El Paso-MOB	970	7,709	—	150	970	7,859	8,829	497	2008	2021	(1)(2)(3)
West El Paso-MOB/ASC	995	7,727	—	—	995	7,727	8,722	458	2015/2018	2021	(1)(2)(3)
Syracuse-MOB	744	4,880	25	101	769	4,981	5,750	362	2012	2021	(1)(2)(3)
Fort Worth-Behavioral Hospital	1,960	13,453	—	—	1,960	13,453	15,413	677	2013	2021	(1)(2)(3)
Coos Bay-MOB	917	5,145	—	—	917	5,145	6,062	265	2009	2021	(1)(2)(3)
Port Saint Lucie-MOB/ASC	660	3,767	—	60	660	3,827	4,487	268	1990	2021	(1)(2)(3)
Dallas-MOB/ASC	3,165	3,062	—	161	3,165	3,223	6,388	264	1989	2021	(1)(2)(3)
Cape Coral-MOB	6,103	21,287	—	—	6,103	21,287	27,390	1,485	1991/1999/2004/2007	2021	(1)(2)(3)
East Grand Forks-MOB	1,123	7,063	—	—	1,123	7,063	8,186	681	2004	2021	(1)(2)(3)
Tallahassee-MOB	919	7,107	—	—	919	7,107	8,026	385	2002	2021	(1)(2)(3)
Caledonia-MOB	648	2,765	—	—	648	2,765	3,413	157	2007	2021	(1)(2)(3)
North Charleston-MOB	1,033	5,049	—	392	1,033	5,441	6,474	273	2002	2021	(1)(2)(3)
Forsyth-MOB/Imaging	1,902	10,083	—	33	1,902	10,116	12,018	585	2003	2021	(1)(2)(3)
Munster-MOB/ASC	941	4,842	—	30	941	4,872	5,813	298	2005	2021	(1)(2)(3)
Athens-MOB	622	4,169	—	—	622	4,169	4,791	196	2003	2021	(1)(2)(3)
Hialeah-MOB	264	10,349	—	64	264	10,413	10,677	982	2019	2021	(1)(2)(3)
Oklahoma City-MOB	988	6,334	—	—	988	6,334	7,322	363	2001	2021	(1)(2)(3)
Mentor-MOB	2,603	6,544	—	—	2,603	6,544	9,147	352	1991	2021	(1)(2)(3)
Athens 200-MOB	369	1,470	—	—	369	1,470	1,839	120	2000	2021	(1)(2)(3)
Lemoyne-MOB/Imaging	412	4,020	—	—	412	4,020	4,432	181	1990/2000	2021	(1)(2)(3)
Gainesville-MOB	631	4,098	—	—	631	4,098	4,729	196	2006	2022	(1)(2)(3)
Grand Rapids Paris-MOB	1,459	5,246	—	105	1,459	5,351	6,810	259	2004	2022	(1)(2)(3)
Sarasota-MOB	831	4,034	—	—	831	4,034	4,865	160	2013	2022	(1)(2)(3)
Greenwood-MOB	1,122	4,692	—	—	1,122	4,692	5,814	216	2007	2022	(1)(2)(3)
Fairbanks-MOB/ASC	1,997	13,015	22	142	2,019	13,157	15,176	328	2010	2022	(1)(2)(3)
Rocky Point-MOB/ASC/Imaging	836	6,534	—	26	836	6,560	7,396	191	2006/2007	2022	(1)(2)(3)
Fairfax Hamaker-MOB	4,410	13,548	—	217	4,410	13,765	18,175	439	1986	2022	(1)(2)(3)
Lee's Summit-MOB/ASC	1,431	4,512	—	—	1,431	4,512	5,943	134	2003	2022	(1)(2)(3)
Lexington-MOB/Cancer Center	2,049	11,905	—	34	2,049	11,939	13,988	265	1996/2000/2006/2009	2022	(1)(2)(3)
Toledo Ohio-MOB/ASC	3,581	12,613	—	—	3,581	12,613	16,194	346	1997	2022	(1)(2)(3)
Lake Geneva-MOB	585	4,842	—	—	585	4,842	5,427	85	1999	2022	(1)(2)(3)
Glenview-MOB/Retail	1,688	6,536	—	164	1,688	6,700	8,388	127	2003	2022	(1)(2)(3)
Canandaigua-MOB	948	11,606	—	203	948	11,809	12,757	163	2010/2013	2022	(1)(2)(3)
Hermitage-MOB	548	4,118	—	—	548	4,118	4,666	71	2000	2022	(1)(2)(3)

Totals	$189,279	$1,126,885	$1,053	$18,883	$190,332	$1,145,768	$1,336,100	$141,317

The cost basis for income tax purposes of aggregate gross land, building, site improvements, and tenant improvements as of December 31, 2022 was $1,453 million.

(1) Estimated remaining useful life for buildings is 17 to 48 years.

(2) Estimated remaining useful life for tenant improvements is 1 to 16 years.

(3) Estimated remaining useful life for site improvements is 1 to 12 years.

(4) The facility serves as collateral for the Cantor Loan, which had a balance of $31,369 as of December 31, 2022.

(5) The facility serves as collateral for the Dumfries Loan, which had a balance of $11,337 as of December 31, 2022.

(6) The facility serves as collateral for the Rosedale Loan, which had a balance of $13,953 as of December 31, 2022.

(7) Years of: 2001, 1984, 2003, 2006, 2009, 2011.

(8) Years of: 1953, 1982, 2000, 1998, 2017.

(9) Years of: 2002, 2006, 2012, 2014, 2015, 2016.

	Year Ended December 31,
	2022	2021	2020
Real Estate Assets:
Balance, beginning of period	$1,215,072	$1,044,671	$832,735
Additions through acquisitions	132,463	175,013	211,936
Deductions	(11,435)	(4,612)	—
Balance, end of period	$1,336,100	$1,215,072	$1,044,671

Accumulated Depreciation:
Balance, beginning of period	$103,010	$69,563	$42,828
Additions through expense	39,984	33,801	26,735
Deductions	(1,677)	(354)	—
Balance, end of period	$141,317	$103,010	$69,563

(a)(3) Exhibits

Exhibit No.	Description

3.1	Articles of Restatement of Global Medical REIT Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Report on Form 10-Q as filed with the SEC on August 8, 2018).

3.2

Fourth Amended and Restated Bylaws of Global Medical REIT Inc., adopted as of December 7, 2022 (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K as filed with the SEC on December 7, 2022).

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

10.8†	Severance Plan (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K as filed with the SEC on July 9, 2020).

10.9†	Form of LTIP Unit Award Agreement (Annual Awards) (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 6, 2022).

10.10†	Form of LTIP Unit Award Agreement (Long-Term Performance Awards) (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 6, 2022).

10.11†	Form of LTIP Unit Award Agreement (Long-Term Time-Based Awards) (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 6, 2022).

10.12†	Form of LTIP Unit Award Agreement (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on July 9, 2020).

10.13†	Form of LTIP Unit Award Agreement (Annual Awards) (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 7, 2021).

10.14†	Form of LTIP Unit Award Agreement (Long-Term Performance-Based Award) (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 7, 2021).

10.15†	Form of LTIP Unit Award Agreement (Long-Term Time-Based Award) (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 7, 2021).

10.16†	LTIP Unit Award Agreement (Long-Term Performance-Based Award) (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 5, 2020).

10.17†	LTIP Unit Award Agreement (Long-Term Time-Based Award) (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 5, 2020).

10.18†	LTIP Unit Award Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-11/A filed with the SEC on June 15, 2016).

10.19†

Form of Indemnification Agreement between Global Medical REIT Inc. and its directors and officers (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-11/A filed with the SEC on June 15, 2016).

10.20

Agreement of Limited Partnership, dated March 14, 2016, of Global Medical REIT L.P. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K as filed with the SEC on March 18, 2016).

10.21

First Amendment to Agreement of Limited Partnership of Global Medical REIT L.P. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on September 14, 2017).

10.22

Second Amendment to Agreement of Limited Partnership of Global Medical REIT L.P., dated August 21, 2019 (incorporated herein by reference to Exhibit 10.2 to the Company’s Report on Form 10-Q as filed with the SEC on November 7, 2019).

10.23

Third Amendment to Agreement of Limited Partnership of Global Medical REIT L.P., dated June 16, 2020 (incorporated herein by reference to Exhibit 10.1 to the Company’s Report on Form 10-Q as filed with the SEC on August 7, 2020).

Exhibit No.	Description

10.24

Loan Agreement dated March 31, 2016 between GMR Memphis, LLC, GMR Plano, LLC, GMR Melbourne, LLC, and GMR Westland, LLC and Cantor Commercial Real Estate Lending, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on April 6, 2016).

10.25

Amendment No. 1 to Second Amended and Restated Credit Facility Agreement, dated August 1, 2022, by and among Global Medical REIT L.P., Global Medical REIT Inc., the certain Subsidiaries from time to time party thereto as Guarantors, and JPMorgan Chase Bank, N.A., as administrative agent, and the several banks and financial institutions party thereto as lenders (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on August 3, 2022).

10.26

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

Global Medical REIT Inc.

Dated: March 1, 2023	By:	/s/ Jeffrey M. Busch
Jeffrey M. Busch
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the date indicated.

Signature	Title	Date

/s/ Jeffrey M. Busch
Jeffrey M. Busch	Chief Executive Officer (Principal Executive Officer) and Director	March 1, 2023

/s/ Robert J. Kiernan
Robert J. Kiernan	Chief Financial Officer (Principal Financial and Accounting Officer)	March 1, 2023

/s/ Henry Cole
Henry Cole	Director	March 1, 2023

/s/ Paula Crowley
Paula Crowley	Director	March 1, 2023

/s/ Matthew Cypher
Matthew Cypher	Director	March 1, 2023

/s/ Zhang Huiqi
Zhang Huiqi	Director	March 1, 2023

/s/ Ronald Marston
Ronald Marston	Director	March 1, 2023

/s/ Dr. Roscoe Moore
Dr. Roscoe Moore	Director	March 1, 2023

/s/ Lori Wittman
Lori Wittman	Director	March 1, 2023

f