Form 10-Q
period 2023-03-31
Global Medical REIT Inc.
filed 2023-05-05
CIK 1533615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

The number of shares of the registrant’s common stock outstanding at May 1, 2023 was 65,529,718

PART I   FINANCIAL INFORMATION

GLOBAL MEDICAL REIT INC.

Condensed Consolidated Balance Sheets

(unaudited and in thousands, except par values)

	As of
	March 31, 2023	December 31, 2022
Assets
Investment in real estate:
Land	$167,285	$168,308
Building	1,077,340	1,079,781
Site improvements	22,024	22,024
Tenant improvements	66,375	65,987
Acquired lease intangible assets	148,249	148,077
	1,481,273	1,484,177
Less: accumulated depreciation and amortization	(213,690)	(198,218)
Investment in real estate, net	1,267,583	1,285,959
Cash and cash equivalents	4,603	4,016
Restricted cash	9,378	10,439
Tenant receivables, net	7,402	8,040
Due from related parties	321	200
Escrow deposits	8,625	7,833
Deferred assets	30,322	29,616
Derivative asset	27,428	34,705
Goodwill	5,903	5,903
Other assets	7,473	6,550
Total assets	$1,369,038	$1,393,261

Liabilities and Equity
Liabilities:
Credit Facility, net of unamortized debt issuance costs of $8,704 and $9,253 at March 31, 2023 and December 31, 2022, respectively	$634,796	$636,447
Notes payable, net of unamortized debt issuance costs of $413 and $452 at March 31, 2023 and December 31, 2022, respectively	57,367	57,672
Accounts payable and accrued expenses	12,604	13,819
Dividends payable	15,854	15,821
Security deposits	4,688	5,461
Other liabilities	8,226	7,363
Acquired lease intangible liability, net	7,028	7,613
Total liabilities	740,563	744,196
Commitments and Contingencies
Equity:
Preferred stock, $0.001 par value, 10,000 shares authorized; 3,105 issued and outstanding at March 31, 2023 and December 31, 2022, respectively (liquidation preference of $77,625 at March 31, 2023 and December 31, 2022, respectively)	74,959	74,959
Common stock, $0.001 par value, 500,000 shares authorized; 65,530 shares and 65,518 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	66	66
Additional paid-in capital	722,113	721,991
Accumulated deficit	(211,794)	(198,706)
Accumulated other comprehensive income	27,410	34,674
Total Global Medical REIT Inc. stockholders' equity	612,754	632,984
Noncontrolling interest	15,721	16,081
Total equity	628,475	649,065
Total liabilities and equity	$1,369,038	$1,393,261

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL MEDICAL REIT INC.

Condensed Consolidated Statements of Operations

(unaudited and in thousands, except per share amounts)

	Three Months Ended March 31,
	2023	2022

Revenue
Rental revenue	$36,199	$31,852
Other income	31	23
Total revenue	36,230	31,875

Expenses
General and administrative	3,804	4,197
Operating expenses	7,536	5,372
Depreciation expense	10,494	9,402
Amortization expense	4,395	3,777
Interest expense	8,271	4,801
Preacquisition expense	42	40
Total expenses	34,542	27,589

Income before gain on sale of investment property	1,688	4,286
Gain on sale of investment property	485	—

Net income	$2,173	$4,286
Less: Preferred stock dividends	(1,455)	(1,455)
Less: Net income attributable to noncontrolling interest	(45)	(170)
Net income attributable to common stockholders	$673	$2,661

Net income attributable to common stockholders per share – basic and diluted	$0.01	$0.04

Weighted average shares outstanding – basic and diluted	65,525	65,302

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL MEDICAL REIT INC.

Condensed Consolidated Statements of Comprehensive Income

(unaudited and in thousands)

	Three Months Ended March 31,
	2023	2022

Net income	$2,173	$4,286
Other comprehensive (loss) income:
(Decrease) increase in fair value of interest rate swap agreements	(7,264)	17,393
Total other comprehensive (loss) income	(7,264)	17,393
Comprehensive (loss) income	(5,091)	21,679
Less: Preferred stock dividends	(1,455)	(1,455)
Less: Comprehensive loss (income) attributable to noncontrolling interest	412	(1,213)
Comprehensive (loss) income attributable to common stockholders	$(6,134)	$19,011

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL MEDICAL REIT INC.

Condensed Consolidated Statements of Equity

(unaudited and in thousands, except per share amounts)

For the Three Months Ended March 31, 2023:

								Global
							Accumulated	Medical
					Additional		Other	REIT Inc.	Non-
	Common Stock		Preferred Stock		Paid-in	Accumulated	Comprehensive	Stockholders’	controlling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Equity	Interest	Equity
Balances, December 31, 2022	65,518	$66	3,105	$74,959	$721,991	$(198,706)	$34,674	$632,984	$16,081	$649,065
Net income	—	—	—	—	—	2,128	—	2,128	45	2,173
LTIP Units and OP Units redeemed for common stock	12	—	—	—	122	—	—	122	(122)	—
Change in fair value of interest rate swap agreements	—	—	—	—	—	—	(7,264)	(7,264)	—	(7,264)
Stock-based compensation expense	—	—	—	—	—	—	—	—	688	688
Dividends to common stockholders ($0.21 per share)	—	—	—	—	—	(13,761)	—	(13,761)	—	(13,761)
Dividends to preferred stockholders ($0.46875 per share)	—	—	—	—	—	(1,455)	—	(1,455)	—	(1,455)
Dividends to noncontrolling interest	—	—	—	—	—	—	—	—	(971)	(971)
Balances, March 31, 2023	65,530	$66	3,105	$74,959	$722,113	$(211,794)	$27,410	$612,754	$15,721	$628,475

For the Three Months Ended March 31, 2022:

								Global
							Accumulated	Medical
					Additional		Other	REIT Inc.	Non-
	Common Stock		Preferred Stock		Paid-in	Accumulated	Comprehensive	Stockholders’	controlling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity	Interest	Equity
Balances, December 31, 2021	64,880	$65	3,105	$74,959	$711,414	$(157,017)	$(6,636)	$622,785	$14,792	$637,577
Net income	—	—	—	—	—	4,116	—	4,116	170	4,286
Issuance of shares of common stock, net	480	—	—	—	8,210	—	—	8,210	—	8,210
LTIP Units and OP Units redeemed for common stock	40	—	—	—	682	—	—	682	(682)	—
Change in fair value of interest rate swap agreements	—	—	—	—	—	—	17,393	17,393	—	17,393
Stock-based compensation expense	—	—	—	—	—	—	—	—	1,287	1,287
Dividends to common stockholders ($0.21 per share)	—	—	—	—	—	(13,733)	—	(13,733)	—	(13,733)
Dividends to preferred stockholders ($0.46875 per share)	—	—	—	—	—	(1,455)	—	(1,455)	—	(1,455)
Dividends to noncontrolling interest	—	—	—	—	—	—	—	—	(948)	(948)
Balances, March 31, 2022	65,400	$65	3,105	$74,959	$720,306	$(168,089)	$10,757	$637,998	$14,619	$652,617

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL MEDICAL REIT INC.

Condensed Consolidated Statements of Cash Flows

(unaudited and in thousands)

	Three Months Ended March 31,
	2023	2022
Operating activities
Net income	$2,173	$4,286
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	10,494	9,402
Amortization of acquired lease intangible assets	4,373	3,755
Amortization of above market leases, net	291	199
Amortization of debt issuance costs and other	601	515
Stock-based compensation expense	688	1,287
Capitalized preacquisition and other costs charged to expense	15	153
Gain on sale of investment property	(485)	—
Other	—	29
Changes in operating assets and liabilities:
Tenant receivables	638	(407)
Deferred assets	(811)	(1,297)
Other assets and liabilities	(210)	(532)
Accounts payable and accrued expenses	(1,223)	(1,030)
Security deposits	(773)	76
Net cash provided by operating activities	15,771	16,436

Investing activities
Purchase of land, buildings, and other tangible and intangible assets and liabilities	—	(24,468)
Net proceeds from sale of investment property	4,175	—
Escrow deposits for purchase of properties	(153)	(1,284)
Advances made to related parties	(121)	(288)
Capital expenditures on existing real estate investments	(809)	(556)
Net cash provided by (used in) investing activities	3,092	(26,596)

Financing activities
Net proceeds received from common equity offerings	—	8,210
Escrow deposits required by third party lenders	(639)	(456)
Repayment of notes payable	(344)	(282)
Proceeds from Credit Facility	12,600	14,100
Repayment of Credit Facility	(14,800)	—
Dividends paid to common stockholders, and OP Unit and LTIP Unit holders	(14,699)	(14,526)
Dividends paid to preferred stockholders	(1,455)	(1,455)
Net cash (used in) provided by financing activities	(19,337)	5,591
Net decrease in cash and cash equivalents and restricted cash	(474)	(4,569)
Cash and cash equivalents and restricted cash—beginning of period	14,455	12,759
Cash and cash equivalents and restricted cash—end of period	$13,981	$8,190

Supplemental cash flow information:
Cash payments for interest	$8,139	$4,258

Noncash financing and investing activities:
Accrued dividends payable	$15,854	$15,823
Interest rate swap agreements fair value change recognized in other comprehensive loss (income)	$7,264	$(17,393)
OP Units and LTIP Units redeemed for common stock	$122	$682
Accrued capital expenditures included in accounts payable and accrued expenses	$778	$1,841

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL MEDICAL REIT INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

(in thousands, except per share amounts or as otherwise indicated)

Note 1 – Organization

Global Medical REIT Inc. (the “Company”) is a Maryland corporation and internally managed real estate investment trust (“REIT”) that owns and acquires healthcare facilities and leases those facilities to physician groups and regional and national healthcare systems. The Company holds its facilities and conducts its operations through a Delaware limited partnership subsidiary named Global Medical REIT L.P. (the “Operating Partnership”) and a taxable REIT subsidiary (“TRS”). The Company serves as the sole general partner of the Operating Partnership through a wholly owned subsidiary of the Company named Global Medical REIT GP LLC, a Delaware limited liability company. As of March 31, 2023, the Company was the 93.70% limited partner of the Operating Partnership, with an aggregate of 6.30% of the Operating Partnership owned by holders of long-term incentive plan units (“LTIP Units”) and third-party limited partners who contributed properties or services to the Operating Partnership in exchange for common limited partnership units (“OP Units”).

Note 2 – Summary of Significant Accounting Policies

Basis of presentation

The accompanying condensed consolidated financial statements are unaudited and include the accounts of the Company, including the Operating Partnership and its wholly owned subsidiaries. The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures required for annual consolidated financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the accompanying condensed consolidated financial statements do not include all the information and footnotes required by GAAP for complete consolidated financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2022. In the opinion of management, all adjustments of a normal and recurring nature necessary for a fair presentation of the condensed consolidated financial statements for the interim periods have been made.

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

	As of March 31,
	2023	2022
Cash and cash equivalents	$4,603	$1,854
Restricted cash	9,378	6,336
Total cash and cash equivalents and restricted cash	$13,981	$8,190

Tenant Receivables, Net

The tenant receivable balance as of March 31, 2023 and December 31, 2022 was $7,402 and $8,040, respectively. The balance as of March 31, 2023 consisted of $1,879 in funds owed from the Company’s tenants for rent that the Company had earned but had not yet received, $4,913 of tenant reimbursements, $140 for a loan that was made to one of the Company’s tenants, and $470 of miscellaneous receivables. The balance as of December 31, 2022 consisted of $1,348 in funds owed from the Company’s tenants for rent that the Company had earned but had not yet received, $5,520 of tenant reimbursements, $143 for a loan that was made to one of the Company’s tenants, and $1,029 of miscellaneous receivables.

Receivables arising from operating leases are accounted for in accordance with ASC Topic 842 “Leases” (“ASC Topic 842”). The Company assesses the likelihood of losses resulting from tenant defaults, or the inability of tenants to make contractual rent and tenant reimbursements at each reporting date. The Company also monitors the liquidity and creditworthiness of its tenants and operators on a continuous basis. If the likelihood of a tenant paying its lease payments is determined to no longer be probable, all tenant receivables, including deferred rent, are written off against revenue and any future revenue for that tenant is recognized only upon receipt of cash. In addition, as of March 31, 2023 and December 31, 2022, the Company had a portfolio level reserve of $350 on those leases that were probable of collection to ensure that the tenant lease receivables were not overstated.

Escrow Deposits

The escrow balance as of March 31, 2023 and December 31, 2022 was $8,625 and $7,833, respectively. Escrow deposits include funds held in escrow to be used for the acquisition of properties in the future and for the payment of taxes, insurance, and other amounts as stipulated by the Company’s Cantor Loan, as hereinafter defined.

Deferred Assets

The deferred assets balance as of March 31, 2023 and December 31, 2022 was $30,322 and $29,616, respectively. The balance as of March 31, 2023 consisted of $30,125 in deferred rent receivables resulting from the recognition of revenue from leases with fixed annual rental escalations on a straight-line basis and $197 of other deferred costs. The balance as of December 31, 2022 consisted of $29,467 in deferred rent receivables resulting from the recognition of revenue from leases with fixed annual rental escalations on a straight-line basis and $149 of other deferred costs.

Other Assets

The other assets balance as of March 31, 2023 and December 31, 2022 was $7,473 and $6,550, respectively. The balance as of March 31, 2023 consisted of $3,416 for right of use assets, $1,407 in capitalized construction in process costs, $2,411 in prepaid assets, and $239 for net capitalized software costs and miscellaneous assets. The balance as of December 31, 2022 consisted of $3,480 for right of use assets, $1,552 in capitalized construction in process costs, $1,380 in prepaid assets, and $138 for net capitalized software costs and miscellaneous assets. Refer to Note 8 – “Leases” for additional details on right of use assets.

Derivative Instruments - Interest Rate Swaps

As of March 31, 2023 and December 31, 2022, the Company's balance related to interest rate swap derivative instruments that were designated as cash flow hedges of interest rate risk was an asset of $27,428 and $34,705, respectively. In accordance with the Company’s risk management strategy, the purpose of the interest rate swaps is to manage interest rate risk for certain of the Company’s variable-rate debt. The interest rate swaps involve the Company’s receipt of variable-rate amounts from the counterparties in exchange for the Company making fixed-rate payments over the life of the agreements. The Company accounts for derivative instruments in accordance with the provisions of ASC Topic 815, “Derivatives and Hedging.” Refer to Note 4 – “Credit Facility, Notes Payable and Derivative Instruments” for additional details.

Goodwill

As of March 31, 2023 and December 31, 2022, the Company’s goodwill balance was $5,903. Goodwill represents the excess of consideration paid over the fair value of underlying identifiable net assets of businesses acquired. Goodwill has an indefinite life and is not amortized, but is tested for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company’s policy is to perform its annual goodwill impairment evaluation as of the first day of the fourth quarter of its fiscal year. The Company has one reporting unit.

Assets Held for Sale and Sales of Real Estate

The Company classifies a property as held for sale when the following criteria are met: (i) management, having the authority to approve action, commits to a plan to sell the property in its present condition, (ii) the sale of the property is at a price reasonable in relation to its current fair value and (iii) the sale is probable and expected to be completed within one year. At that time, the Company presents the assets and obligations associated with the real estate held for sale separately in its Condensed Consolidated Balance Sheets and ceases recording depreciation and amortization expense related to that asset.  Real estate held for sale is reported at the lower of its carrying amount or its estimated fair value less estimated costs to sell. None of the Company’s properties were classified as held for sale as of March 31, 2023 or December 31, 2022.

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

Other Liabilities

The other liabilities balance as of March 31, 2023 and December 31, 2022 was $8,226 and $7,363, respectively. The balance as of March 31, 2023 consisted of $2,858 for right of use liabilities and $5,368 of prepaid rent. The balance as of December 31, 2022 consisted of $2,922 for right of use liabilities and $4,441 of prepaid rent. Refer to Note 8 – “Leases” for additional details on right of use liabilities.

Note 3 – Property Portfolio

Summary of Properties Acquired During the Three Months Ended March 31, 2023

During the three months ended March 31, 2023, the Company completed no acquisitions. A rollforward of the gross investment in land, building, improvements, and acquired lease intangible assets as of March 31, 2023 is as follows:

			Site	Tenant	Acquired Lease	Gross Investment in
	Land	Building	Improvements	Improvements	Intangible Assets	Real Estate
Balances as of December 31, 2022	$168,308	$1,079,781	$22,024	$65,987	$148,077	$1,484,177
Capitalized costs(1)	—	386	—	388	172	946
Total Additions:	—	386	—	388	172	946
Disposition of Jacksonville – 3/9/2023	(1,023)	(2,827)	—	—	—	(3,850)
Balances as of March 31, 2023	$167,285	$1,077,340	$22,024	$66,375	$148,249	$1,481,273

(1)   Represents capital projects that were completed and placed in service during the three months ended March 31, 2023 related to the Company’s existing facilities.

Depreciation expense was $10,494 and $9,402 for the three months ended March 31, 2023 and 2022, respectively.

As of March 31, 2023, the Company had aggregate capital improvement commitments and obligations to improve, expand, and maintain the Company’s existing facilities of approximately $29,170. Many of these amounts are subject to contingencies that make it difficult to predict when they will be utilized, if at all. In accordance with the terms of the Company’s leases, capital improvement obligations in the next twelve months are expected to total approximately $9,289.

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

Lease Intangible Assets and Liabilities

The following is a summary of the carrying amount of lease intangible assets and liabilities as of the dates presented:

	As of March 31, 2023
		Accumulated
	Cost	Amortization	Net
Assets
In-place leases	$82,374	$(37,946)	$44,428
Above market leases	26,054	(8,197)	17,857
Leasing costs	39,821	(16,008)	23,813
	$148,249	$(62,151)	$86,098
Liability
Below market leases	$13,595	$(6,567)	$7,028

	As of December 31, 2022
		Accumulated
	Cost	Amortization	Net
Assets
In-place leases	$82,374	$(34,898)	$47,476
Above market leases	26,054	(7,321)	18,733
Leasing costs	39,649	(14,683)	24,966
	$148,077	$(56,902)	$91,175
Liability
Below market leases	$13,595	$(5,982)	$7,613

The following is a summary of the acquired lease intangible amortization:

	Three Months Ended
	March 31,
	2023	2022
Amortization expense related to in-place leases	$3,048	$2,639
Amortization expense related to leasing costs	$1,325	$1,116
Decrease in rental revenue related to above market leases	$876	$725
Increase in rental revenue related to below market leases	$(585)	$(526)

As of March 31, 2023, scheduled future aggregate net amortization of the acquired lease intangible assets and liabilities for each year ended December 31 is listed below:

	Net Decrease	Net Increase
	in Revenue	in Expenses
2023 (nine months remaining)	$(816)	$12,669
2024	(1,289)	14,882
2025	(1,825)	11,205
2026	(1,872)	9,189
2027	(1,416)	6,463
Thereafter	(3,611)	13,833
Total	$(10,829)	$68,241

As of March 31, 2023, the weighted average amortization periods for asset lease intangibles and liability lease intangibles were 4.1 years and 3.0 years, respectively.

Note 4 – Credit Facility, Notes Payable and Derivative Instruments

Credit Facility

The Company, the Operating Partnership, as borrower, and certain of its subsidiaries (such subsidiaries, the “Subsidiary Guarantors”) are parties to an amended and restated $900 million unsecured syndicated credit facility with JPMorgan Chase Bank, N.A. (“JPMorgan”), as administrative agent (the “Credit Facility”). The Credit Facility consists of (i) $500 million of term loans, which include (a) a $350 million term loan (“Term Loan A”) and (b) a $150 million term loan (“Term Loan B,” and, together with Term Loan A, the “Term Loans”), and (ii) a $400 million revolver component (the “Revolver”). The Credit Facility also includes a $500 million accordion feature. Term Loan A matures in May 2026, Term Loan B matures in February 2028, and the Revolver matures in August 2026, with two six-month extension options. Interest rates on amounts outstanding under the Credit Facility equal term Secured Overnight Financing Rate (“SOFR”) plus a related spread adjustment of 10 basis points and a borrowing spread based on the current pricing grid in the Credit Facility. The Company may be entitled to a temporary reduction in the interest rate of two basis points provided it meets certain to be agreed upon sustainability goals.

The Operating Partnership is subject to a number of financial covenants under the Credit Facility, including, among other things, the following as of the end of each fiscal quarter, (i) a maximum consolidated unsecured leverage ratio of less than 60%, (ii) a maximum consolidated secured leverage ratio of less than 30%, (iii) a maximum consolidated secured recourse leverage ratio of less than 10%, (iv) a minimum fixed charge coverage ratio of 1.50:1.00, (v) a minimum unsecured interest coverage ratio of 1.50:1.00, (vi) a maximum consolidated leverage ratio of less than 60%, and (vii) a minimum net worth of $573 million plus 75% of all net proceeds raised through equity offerings subsequent to March 31, 2022. As of March 31, 2023, management believed it complied with all of the financial and non-financial covenants contained in the Credit Facility.

The Company has entered into interest rate swaps to hedge its interest rate risk on the Term Loans through their respective maturities. For additional information related to the interest rate swaps, see the “Derivative Instruments - Interest Rate Swaps” section herein.

During the three months ended March 31, 2023, the Company borrowed $12,600 under the Credit Facility and repaid $14,800, for a net amount repaid of $2,200. During the three months ended March 31, 2022, the Company borrowed $14,100 under the Credit Facility and made no repayments, for a net amount borrowed of $14,100. Interest expense incurred on the Credit Facility was $6,988 and $3,614 for the three months ended March 31, 2023 and 2022, respectively.

As of March 31, 2023 and December 31, 2022, the Company had the following outstanding borrowings under the Credit Facility:

	March 31, 2023	December 31, 2022
Revolver	$143,500	$145,700
Term Loan A	350,000	350,000
Term Loan B	150,000	150,000
Less: Unamortized debt issuance costs	(8,704)	(9,253)
Credit Facility, net	$634,796	$636,447

Costs incurred related to the Credit Facility, net of accumulated amortization, are netted against the Company’s “Credit Facility, net of unamortized debt issuance costs” balance in the accompanying Condensed Consolidated Balance Sheets. Amortization expense incurred related to debt issuance costs was $549 and $463 for the three months ended March 31, 2023 and 2022, respectively, and is included in the “Interest Expense” line item in the accompanying Condensed Consolidated Statements of Operations.

Notes Payable, Net of Debt Issuance Costs

The Company’s notes payable, net, includes four loans: (1) the Rosedale Loan, (2) the Dumfries Loan, (3) the Cantor Loan, and (4) the Toledo Loan, each described in detail herein. The following table sets forth the aggregate balances of these loans as of March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
Notes payable	$57,780	$58,124
Unamortized debt issuance costs	(413)	(452)
Notes payable, net	$57,367	$57,672

Amortization expense incurred related to the debt issuance costs was $39 for each of the three months ended March 31, 2023 and 2022 and is included in the “Interest Expense” line item in the accompanying Condensed Consolidated Statements of Operations.

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

The Company made principal payments of $98 and $95 during the three months ended March 31, 2023 and 2022, respectively. The loan balance as of March 31, 2023 and December 31, 2022 was $13,856 and $13,954, respectively. Interest expense incurred on this loan was $134 and $137 for the three months ended March 31, 2023 and 2022, respectively.

As of March 31, 2023, scheduled principal payments due for each year ended December 31 were as follows:

2023 (nine months remaining)	$293
2024	405
2025	13,158
Total	$13,856

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

The Company made principal payments of $76 and $72 during the three months ended March 31, 2023 and 2022, respectively. The loan balance as of March 31, 2023 and December 31, 2022 was $11,260 and $11,336, respectively. Interest expense incurred on this loan was $130 and $133 for the three months ended March 31, 2023 and 2022, respectively.

As of March 31, 2023, scheduled principal payments due for each year ended December 31 were as follows:

2023 (nine months remaining)	$226
2024	11,034
Total	$11,260

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

The Company made principal payments of $121 and $115 during the three months ended March 31, 2023 and 2022, respectively. The loan balance as of March 31, 2023 and December 31, 2022 was $31,247 and $31,368, respectively. Interest expense incurred on this loan was $409 and $415 for the three months ended March 31, 2023 and 2022, respectively.

As of March 31, 2023, scheduled principal payments due for each year ended December 31 were as follows:

2023 (nine months remaining)	$350
2024	492
2025	523
2026	29,882
Total	$31,247

Toledo Loan

On July 8, 2022, in connection with its acquisition of the Toledo Facility, the Company, through its wholly owned subsidiary GMR Toledo LLC, assumed a loan with a principal amount of $1,513 (“the Toledo Loan”). The Toledo Loan has an annual interest rate of 5.0% with semi-annual principal and interest payments. The Company made principal payments of $49 during the three months ended March 31, 2023. The loan balance as of March 31, 2023 and December 31, 2022 was $1,417 and $1,466, respectively. Interest expense incurred on this loan was $22 for the three months ended March 31, 2023. The Toledo Loan matures on July 30, 2033.

Derivative Instruments - Interest Rate Swaps

The Company has ten interest rate swaps and five forward starting interest rate swaps that are used to manage its interest rate risk by fixing the SOFR component of the Term Loans through their maturities. A description of these swaps is below:

Term Loan A Swaps

As of March 31, 2023, six of the Company’s interest rate swaps related to Term Loan A. The notional value of these swaps is $350 million, with $150 million of the swaps maturing in August 2023 and the remaining $200 million maturing in August 2024. In addition, the Company has five forward starting interest rate swaps at notional amounts equal to the existing Term Loan A interest rate swaps that will be effective on the maturity dates of Term Loan A’s existing interest rate swaps. These forward starting swaps each have a maturity date of April 2026. Currently, the Term Loan A swaps fix the SOFR component of Term Loan A at a rate of 1.80% through August 2023. Subsequently, from August 2023 to August 2024 the SOFR component of Term Loan A will be fixed at 1.50%. Finally, from August 2024 to April 2026 the SOFR component of Term Loan A will be fixed at 1.36%.

Term Loan B Swaps

As of March 31, 2023, four of the Company’s interest rate swaps related to Term Loan B with a notional value of $150 million that fix the SOFR component on Term Loan B through January 2028 at 2.54%.

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

The Company’s interest rate swaps are not traded on an exchange. The Company’s interest rate swaps are recorded at fair value based on a variety of observable inputs including contractual terms, interest rate curves, yield curves, measure of volatility, and correlations of such inputs. The Company measures its derivatives at fair value on a recurring basis based on the expected size of future cash flows on a discounted basis and incorporates a measure of non-performance risk. The fair values are based on Level 2 inputs within the framework of ASC Topic 820. The Company considers its own credit risk, as well as the credit risk of its counterparties, when evaluating the fair value of its derivative instruments.

The fair value of the Company’s interest rate swaps was an asset of $27,428 and $34,705 as of March 31, 2023 and December 31, 2022, respectively. The gross asset balances are included in the “Derivative Asset” line item on the Company’s Condensed Consolidated Balance Sheets as of March 31, 2023 and December 31, 2022, respectively.

The table below details the components of the amounts presented on the accompanying Condensed Consolidated Statements of Comprehensive Income recognized on the Company’s interest rate swaps designated as cash flow hedges for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022

Amount of loss (gain) recognized in other comprehensive income	$4,157	$(15,878)
Amount of gain (loss) reclassified from accumulated other comprehensive income into interest expense	3,107	(1,515)
Total change in accumulated other comprehensive loss (income)	$7,264	$(17,393)

During the next twelve months, the Company estimates that an additional $13,340 will be reclassified as a decrease to interest expense. Additionally, during the three months ended March 31, 2023, the Company recorded total interest expense in its Condensed Consolidated Statements of Operations of $8,271.

Weighted-Average Interest Rate and Term

The weighted average interest rate and term of the Company’s debt was 4.28% and 3.68 years at March 31, 2023, compared to 4.20% and 3.93 years as of December 31, 2022.

Note 5 – Equity

Preferred Stock

The Company’s charter authorizes the issuance of 10,000 shares of preferred stock, par value $0.001 per share. As of March 31, 2023 and December 31, 2022, there were 3,105 shares of Series A Cumulative Redeemable Preferred Stock (“Series A Preferred Stock”), issued and outstanding. The Series A Preferred Stock has a liquidation preference of $25 per share.

Preferred stock dividend activity for the three months ended March 31, 2023 is summarized in the following table:

		Applicable		Quarterly		Dividends
Date Announced	Record Date	Quarter	Payment Date	Dividend		per Share

December 7, 2022	January 15, 2023	Q4 2022	January 31, 2023	$1,455		$0.46875
March 10, 2023	April 15, 2023	Q1 2023	May 1, 2023	$1,455	(1)	$0.46875
(1)	Two months of this amount, equal to $970, was accrued at March 31, 2023.

The holders of the Series A Preferred Stock are entitled to receive dividend payments only when, as and if declared by the Company’s board of directors (the “Board”) (or a duly authorized committee of the Board). Dividends will accrue or be payable in cash from the original issue date, on a cumulative basis, quarterly in arrears on each dividend payment date at a fixed rate per annum equal to 7.50% of the liquidation preference of $25.00 per share (equivalent to $1.875 per share on an annual basis). In September 2022, the Series A Preferred Stock became eligible for partial or full redemption by the Company. As of March 31, 2023, the Company had not redeemed any of its Series A Preferred Stock. Dividends on the Series A Preferred Stock will be cumulative and will accrue whether or not (i) funds are legally available for the payment of those dividends, (ii) the Company has earnings or (iii) those dividends are declared by the Board. The quarterly dividend payment dates on the Series A Preferred Stock are January 31, April 30, July 31 and October 31 of each year. During each of the three-month periods ended March 31, 2023 and 2022, the Company paid preferred dividends of $1,455.

Common Stock

The Company has 500,000 authorized shares of common stock, $0.001 par value. As of March 31, 2023 and December 31, 2022, there were 65,530 and 65,518 outstanding shares of common stock, respectively.

Common stock dividend activity for the three months ended March 31, 2023 is summarized in the following table:

		Applicable		Dividend	Dividends
Date Announced	Record Date	Quarter	Payment Date	Amount(1)	per Share

December 7, 2022	December 22, 2022	Q4 2022	January 9, 2023	$14,642	$0.21
March 10, 2023	March 24, 2023	Q1 2023	April 11, 2023	$14,688	$0.21
(1)	Includes distributions on outstanding LTIP Units and OP Units.

During the three months ended March 31, 2023 and 2022, the Company paid total dividends on its common stock, LTIP Units and OP Units in the aggregate amount of $14,699 and $14,526, respectively.

As of March 31, 2023 and December 31, 2022, the Company had accrued dividend balances of $196 and $209 for dividends payable on the aggregate annual and long-term LTIP Units that are subject to retroactive receipt of dividends on the amount of LTIP Units ultimately earned. During the three months ended March 31, 2023, $44 of dividends were accrued and $57 of dividends were paid related to these units. During the three months ended March 31, 2022, $70 of dividends were accrued and $471 of dividends were paid related to these units.

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

OP Units

During the three months ended March 31, 2023, there were no OP Unit redemptions. During the year ended December 31, 2022, one OP Unit holder redeemed 35 OP Units for shares of the Company’s common stock with an aggregate redemption value of $600.

As of March 31, 2023 and December 31, 2022, there were 1,667 OP Units issued and outstanding, with an aggregate value of $8,480. The OP Unit value at issuance and redemption is based on the Company’s closing share price on the date of the respective transaction and is included as a component of noncontrolling interest equity in the Company’s Condensed Consolidated Balance Sheets as of March 31, 2023 and December 31, 2022. The Company has sufficient shares of common stock authorized pursuant to its charter to cover the redemption of outstanding OP Units.

Note 6 – Related Party Transactions

Related Party Balances

The due from related parties balance as of March 31, 2023 and December 31, 2022 was $321 and $200, respectively. These balances primarily consist of taxes paid on behalf of LTIP Unit and OP Unit holders that are reimbursable to the Company. The Company had no amounts due to related parties as of March 31, 2023 and December 31, 2022.

Note 7 – Stock-Based Compensation

2016 Equity Incentive Plan

The 2016 Equity Incentive Plan, as amended (the “Plan”), is intended to assist the Company and its affiliates in recruiting and retaining employees of the Company, members of the Board, executive officers of the Company, and individuals who provide services to the Company and its affiliates.

The Plan is intended to permit the grant of both qualified and non-qualified options and the grant of stock appreciation rights, restricted stock, unrestricted stock, awards of restricted stock units, performance awards and other equity-based awards (including LTIP Units). Based on the grants outstanding as of March 31, 2023, there were 899 shares of common stock that remain available to be granted under the Plan. Units subject to awards under the Plan that are forfeited, cancelled, lapsed, or otherwise expired (excluding shares withheld to satisfy exercise prices or tax withholding obligations) are available for grant.

Time-Based Grants

During the three months ended March 31, 2023, pursuant to the recommendation of the Compensation Committee of the Board (the “Compensation Committee”), the Board approved the following LTIP Unit activity:

		Number of
Date	Description	Units Issued	Vesting Dates

February 23, 2023	Final awards under the 2022 Annual Incentive Plan	68	50% on February 23, 2023; and
			50% on February 23, 2024

February 23, 2023	Time-based awards under the 2023 Long-Term Incentive Plan	165	100% on February 23, 2026

During the three months ended March 31, 2023, there were 11 vested LTIP Units redeemed for the Company’s common stock and there were 24 LTIP Units forfeited. A detail of the Company’s outstanding time-based LTIP Units as of March 31, 2023 is as follows:

Vested units	2,154
Unvested units	583
LTIP Units outstanding as of March 31, 2023	2,737

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

During the three months ended March 31, 2023, there were 14 performance-based LTIP awards under the 2021 and 2022 programs that were forfeited. Additionally, none of the 2020 Long-Term Awards were earned. A detail of the Company’s Long-Term Awards under the 2021, 2022 and 2023 programs as of March 31, 2023 is as follows:

2021 Long-Term Awards	67
2022 Long-Term Awards	96
2023 Long-Term Awards (1)	154
Total target performance awards as of March 31, 2023	317
(1)	Approved by the Board on February 23, 2023. The number of target LTIP Units was based on the fair value of the Long-Term Awards as determined by an independent valuation consultant.

As of March 31, 2023, the Company had not adopted its 2023 Annual Incentive Plan. The Company expects to adopt its 2023 Annual Incentive Plan during the second quarter of 2023.

Long-Term Awards. The Long-Term Awards are subject to the terms and conditions of their related LTIP Long-Term Award Agreements (collectively the “LTIP Long-Term Award Agreements”) between the Company and each grantee. The number of LTIP Units that each grantee earns under the LTIP Long-Term Award Agreements will be determined following the conclusion of a three-year performance period based on the Company’s total stockholder return (“TSR”), which is determined based on a combination of appreciation in stock price and dividends paid during the performance period. Each grantee may earn up to 200% of the number of target LTIP Units covered by the grantee’s Long-Term Award. Any target LTIP Units that are not earned will be forfeited and cancelled. The number of LTIP Units earned under the Long-Term Awards will be determined as soon as reasonably practicable following the end of the applicable three-year performance period based on the Company’s TSR on an absolute basis (as to 50% of the Long-Term Award) and relative to the companies that comprised the Dow Jones U.S. Real Estate Health Care Index (the “Index”) (as to 50% of the Long-Term Award).

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

Below are details regarding certain of the assumptions for the Long-Term Awards using Monte Carlo simulations:

	2023 Long-Term	2022 Long-Term	2021 Long-Term
	Awards	Awards	Awards

Fair value	$11.67	$16.39	$14.86
Target awards	154	96	67
Volatility	43.54%	41.65%	42.37%
Risk-free rate	4.35%	1.72%	0.26%
Dividend assumption	reinvested	reinvested	reinvested
Expected term in years	3	3	3

The Company incurred stock compensation expense of $688 and $1,287 for the three months ended March 31, 2023 and 2022, respectively, related to the grants awarded under the Plan. Compensation expense is included within “General and Administrative” expense in the Company’s Condensed Consolidated Statements of Operations.

As of March 31, 2023, total unamortized compensation expense related to these awards of approximately $6.6 million is expected to be recognized over a weighted average remaining period of 1.9 years.

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

Initial direct costs, primarily commissions related to the leasing of our facilities are capitalized when material as incurred. Capitalized leasing costs are amortized on a straight-line basis over the remaining useful life of the respective leases. All other costs to negotiate or arrange a lease are expensed as incurred.

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

The Company recognized $36,199 and $31,852 of rental revenue related to operating lease payments for the three months ended March 31, 2023 and 2022, respectively. Of these amounts, $2,003 and $1,947 relate to variable rental revenue, respectively.

The aggregate annual cash to be received by the Company on the noncancelable operating leases related to its portfolio as of March 31, 2023 is as follows for the subsequent years ended December 31:

2023 (nine months remaining)	$88,891
2024	109,666
2025	96,381
2026	87,228
2027	74,435
Thereafter	325,086
Total	$781,687

Information as Lessee

The Company has seven buildings located on land that is subject to operating ground leases with a weighted average remaining term of approximately 43 years. Rental payments on these leases are adjusted periodically based on either the CPI or on a pre-determined schedule. The monthly payments on a pre-determined schedule are recognized on a straight-line basis over the terms of the respective leases. Changes in the CPI are not estimated as part of our measurement of straight-line rental expense. The Company used a weighted average discount rate of approximately 7.5%, which was derived, using a portfolio approach, from our assessment of the credit quality of the Company and adjusted to reflect secured borrowing, estimated yield curves and long-term spread adjustments over appropriate tenors. Some of the Company’s ground leases contain extension options and, where we determined it was reasonably certain that an extension would occur, they were included in our calculation of the right of use asset and liability. The Company recognized approximately $65 and $55 of ground lease expense during the three months ended March 31, 2023 and 2022, respectively, of which $42 and $28 was paid in cash.

The following table sets forth the undiscounted cash flows of our scheduled obligations for future lease payments on operating ground leases at March 31, 2023, and a reconciliation of those cash flows to the operating lease liability at March 31, 2023:

2023 (nine months remaining)	$116
2024	162
2025	163
2026	165
2027	165
Thereafter	5,877
Total	6,648
Discount	(3,790)
Lease liability	$2,858

The Company entered into a new lease agreement for its corporate headquarters in Bethesda, Maryland. The lease has a commencement date of May 1, 2023 and expires on October 31, 2034. The Company’s total lease payment obligation over the life of the lease is approximately $7 million. The Company will record a right of use asset and liability on May 1, 2023, the commencement date of the lease.

Tenant Concentration

During the three months ended March 31, 2023, the Company’s rental revenues were derived from 274 tenants leasing 188 buildings.  During this period there were no tenants with rental revenue that exceeded 10% of the Company’s rental revenue.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our financial statements, including the notes to those financial statements, included elsewhere in this Quarterly Report on Form 10-Q (this “Report”). Some of the comments we make in this section are forward-looking statements within the meaning of the federal securities laws. For a complete discussion of forward-looking statements, see the section below entitled “Special Note Regarding Forward-Looking Statements.” Certain risk factors may cause actual results, performance, or achievements to differ materially from those expressed or implied by the following discussion. For a discussion of such risk factors, see Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2022, that was filed with the U.S. Securities and Exchange Commission (the “SEC” or the “Commission”) on March 1, 2023. Unless otherwise indicated, all dollar and share amounts in the following discussion are presented in thousands.

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

Forward-looking statements involve numerous risks and uncertainties and you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data or methods which may be incorrect or imprecise and we may not be able to realize them. We do not guarantee that the transactions and events described will happen as described (or that they will happen at all). The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

●	difficulties in identifying healthcare facilities to acquire (due to increased cost of capital, competition or otherwise) and completing such acquisitions;
●	defaults on or non-renewal of leases by tenants;
●	our ability to collect rents;
●	increases in interest rates and increased operating costs;
●	macroeconomic and geopolitical factors, including, but not limited to, inflationary pressures, interest rate volatility, global supply chain disruptions and ongoing geopolitical conflicts and war;
●	the effects of the ongoing coronavirus (“COVID-19”) pandemic (including any related variants of the COVID-19 virus such as the Delta variant, Omicron variant, or others), which are highly uncertain, cannot be predicted and will depend upon future developments, including the severity of COVID-19, the duration of the outbreak and potential resurgences, plateaued or stagnant vaccination and booster rates, adequate testing and treatments and the prevalence of widespread immunity to COVID-19;
●	our ability to satisfy the covenants in our existing and any future debt agreements;
●	decreased rental rates or increased vacancy rates, including expected rent levels on acquired properties;
●	adverse economic or real estate conditions or developments, either nationally or in the markets in which our facilities are located;
●	our failure to generate sufficient cash flows to service our outstanding obligations;
●	our ability to satisfy our short and long-term liquidity requirements;

●	our ability to deploy the debt and equity capital we raise;
●	our ability to hedge our interest rate risk;
●	our ability to raise additional equity and debt capital on terms that are attractive or at all;
●	our ability to make distributions on shares of our common and preferred stock or to redeem our preferred stock;
●	expectations regarding the timing and/or completion of any acquisition;
●	expectations regarding the timing and/or completion of dispositions, and the expected use of proceeds therefrom;
●	general volatility of the market price of our common and preferred stock;
●	changes in our business or our investment or financing strategy;
●	our dependence upon key personnel, whose continued service is not guaranteed;
●	our ability to identify, hire and retain highly qualified personnel in the future;
●	the degree and nature of our competition;
●	changes in healthcare laws, governmental regulations, tax laws and similar matters;
●	changes in current healthcare and healthcare real estate trends;
●	changes in expected trends in Medicare, Medicaid and commercial insurance reimbursement trends;
●	competition for investment opportunities;
●	our failure to successfully integrate acquired healthcare facilities;
●	our expected capital and tenant improvement expenditures;
●	changes in accounting policies generally accepted in the United States of America (“GAAP”);
●	lack of, or insufficient amounts of, insurance;
●	other factors affecting the real estate industry generally;
●	changes in the tax treatment of our distributions;
●	our failure to maintain our qualification as a REIT for U.S. federal income tax purposes;
●	our ability to qualify for the safe harbors from the “100% Prohibited Transactions Tax” under the REIT rules with respect to our property dispositions; and
●	limitations imposed on our business and our ability to satisfy complex rules relating to REIT qualification for U.S. federal income tax purposes.

See Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2022 for further discussion of these and other risks, as well as the risks, uncertainties and other factors discussed in this Report and identified in other documents we may file with the SEC from time to time. You should carefully consider these risks before making any investment decisions in our company. New risks and uncertainties may also emerge from time to time that could materially and adversely affect us. While forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance. We disclaim any obligation to update or revise any forward-looking statement to reflect changes in underlying assumptions or factors, of new information, data or methods, future events or other changes after the date of this Report, except as required by applicable law. You should not place undue reliance on any forward-looking statements that are based on information currently available to us or the third parties making the forward-looking statements.

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

Overview

Global Medical REIT Inc. (the “Company,” “us,” “we,” or “our”) is a Maryland corporation and internally managed REIT that owns and acquires healthcare facilities and leases those facilities to physician groups and regional and national healthcare systems. We hold our facilities and conduct our operations through a Delaware limited partnership subsidiary named Global Medical REIT L.P. (the “Operating Partnership”) and a taxable REIT subsidiary (“TRS”). Our wholly owned subsidiary, Global Medical REIT GP LLC, is the sole general partner of our Operating Partnership and, as of March 31, 2023, we owned 93.70% of the outstanding common operating partnership units (“OP Units”) of our Operating Partnership, with an aggregate of 6.30% of the Operating Partnership owned by holders of long-term incentive plan units (“LTIP Units”) and third-party limited partners who contributed properties or services to the Operating Partnership in exchange for OP Units.

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

Business Overview and Strategy

Our business strategy is to invest in healthcare properties that provide an attractive rate of return relative to our cost of capital and are operated by profitable physician groups, regional or national healthcare systems or combinations thereof. We believe this strategy allows us to attain our goals of providing stockholders with (i) reliable dividends and (ii) stock price appreciation. To implement this strategy, we seek to invest:

●	in medical office buildings and other de-centralized components of the healthcare delivery system because we believe that healthcare delivery trends in the U.S. are increasingly moving away from centralized hospital locations;
●	in small to mid-sized healthcare facilities located in secondary markets and suburbs of primary markets and that provide services needed for an aging population, such as cardiovascular treatment, rehabilitation, eye surgery, gastroenterology, oncology treatment and orthopedics. We believe these facilities and markets are typically overlooked by larger REITs and other healthcare investors but contain tenant credit profiles that are like those of larger, more expensive facilities in primary markets; and
●	to a lesser extent, in opportunistic acquisitions, including (i) certain acute-care hospitals and long-term acute care facilities (LTACs) that we believe provide premium, risk-adjusted returns, (ii) health system corporate office and administrative buildings, which we believe will help us develop relationships with larger health systems and (iii) behavioral and mental health facilities that are operated by national or regional operators and are located in markets that demonstrate a need for such services.

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

Our Board of Directors (the “Board”) continues to lead our environmental, social and governance (“ESG”) efforts and our Board has a standing ESG committee. The primary purpose of the ESG committee is to assist the Board in fulfilling its responsibilities to provide oversight and support of our commitment to ESG matters by overseeing: (1) our general ESG strategy and policies as set by our management, (2) communications with our employees, investors, and other stakeholders with respect to ESG matters, (3) developments relating to, and improving our understanding of, ESG matters, (4) our compliance with certain ESG-related legal and regulatory requirements, and (5) coordination with our other Board committees on ESG matters of common import.

We continue to improve and expand our efforts in the corporate sustainability arena through tenant outreach and data collection to benchmark our portfolio’s energy consumption and efficiency.

Our commitment to employee engagement remains a high-priority, as we continue to make accommodations for health, safety, and work-life balance.

Climate Change

We take climate change and the risks associated with climate change seriously. We prioritize energy efficiency and sustainability when evaluating investment opportunities and have begun to monitor our portfolio for climate risk factors. We utilize utility and energy audits that are performed by third-party engineering consultants during the due diligence phase of our acquisitions. The energy consumption data that we collect is used to assess our facilities’ carbon emission levels. Capturing and tracking this information may help inform future mitigation and remediation efforts when possible. To that end, we continue to explore ways to mitigate climate risk, should it be present, in our acquisition strategy, as well as ways to contribute to the reduction of climate impact through proactive asset management that looks for ways to incorporate renewable energy resources and energy utilization reduction. We stand with our communities, tenants, and stockholders in supporting meaningful solutions that address this global challenge and contribute to the sustainability of our business objectives.

Impact of Inflation

After many years of low inflation, the U.S. inflation rate increased substantially during 2022, with the December 2022 annual inflation rate equaling 6.5%. The annual inflation rate has softened in 2023 to 5.0% in March 2023, but still remains elevated compared to the beginning of 2022. In response to the increase in the inflation rate, the U.S. Federal Reserve (the “Fed”) instituted a number of increases to the Federal Funds Rate throughout 2022 and into 2023, with the rate increasing from a target range of 0% to 0.25% at the beginning of 2022 to a current range of 5.00% to 5.25% as of its meeting in May 2023. The increase in the Federal Funds Rate, along with other actions taken by the Fed, had a ripple effect on other benchmark interest rates, including one-month term Standard Overnight Financing Rate (“SOFR”), which is the reference rate for our indebtedness under our Second Amended and Restated Credit Facility (the “Credit Facility”). From the beginning of 2022 through May 1, 2023, one-month term SOFR has increased from close to 0% to 5%, which, in turn, has led to a significant increase in our interest expense.

Additionally, as most of our leases are triple-net leases, we are somewhat insulated from the effects of inflation on our operating expenses.  However, due to the longer-term nature of our leases, we are not able to quickly increase rents to offset fully the effects of increased interest rates and inflation on our interest expense and other costs. Also, we may not be able to renew expiring leases at lease rates that reflect increases in inflation.

Continuing Impact of COVID-19

The COVID-19 pandemic has affected the healthcare industry in many ways. Many stories exist about U.S. healthcare workers, especially nurses, experiencing burnout due to the length and severity of the pandemic, and this has caused many nurses and other medical professionals to switch jobs within the medical profession or quit the profession altogether. This phenomenon has led to material increases in labor costs for healthcare systems, especially hospital systems, as some employers have had to rely on higher cost contract nursing labor to sustain their businesses. This increase in labor costs, among various other factors, contributed to the rapid increase in inflation during 2022, which remained elevated through the first quarter of 2023.

Furthermore, the continued spread of the BA.5 variant of COVID-19 (and its subvariants) in the U.S. has prolonged the COVID-19 pandemic, which could continue to disrupt our operations and the operations of our tenants and third-party service providers.

Executive Summary

The following table summarizes the primary changes in our business and operations during the periods presented.

	Three Months Ended March 31,
	2023	2022

	(in thousands, except per share and unit amounts)
Rental revenue	$36,199	$31,852
Depreciation and amortization expense	$14,889	$13,179
Interest expense	$8,271	$4,801
General and administrative expense	$3,804	$4,197
Gain on sale of investment property	$485	$—

Net income attributable to common stockholders per share	$0.01	$0.04
FFO per share and unit(1)	$0.22	$0.23
AFFO per share and unit(1)	$0.23	$0.24
Dividends per share of common stock	$0.21	$0.21

Weighted average common stock outstanding	65,525	65,302
Weighted average OP Units outstanding	1,667	1,672
Weighted average LTIP Units outstanding	2,638	2,345
Total weighted average shares and units outstanding	69,830	69,319
(1)	See “—Non-GAAP Financial Measures,” for a description of our non-GAAP financial measures and a reconciliation of our non-GAAP financial measures.

	As of
	March 31,	December 31,
	2023	2022

	(dollars in thousands)
Investment in real estate, gross	$1,481,273	$1,484,177
Total debt, net	$692,163	$694,119
Weighted average interest rate	4.28%	4.20%
Total equity (including noncontrolling interest)	$628,475	$649,065
Net leasable square feet	4,887,736	4,895,635

Our Properties

Completed Acquisitions

During the three months ended March 31, 2023 we completed no acquisitions. As of March 31, 2023, our portfolio consisted of gross investment in real estate of $1.5 billion, which was comprised of 188 buildings with an aggregate of 4.9 million leasable square feet and an aggregate $114.9 million of annualized base rent.

Completed Disposition of a Property

In March 2023, we sold a medical office building located in Jacksonville, Florida receiving gross proceeds of $4.4 million, resulting in a gain of approximately $0.5 million.

Capital Raising Activity

In March 2022, the Company and the Operating Partnership entered into a Sales Agreement with certain sales agents, pursuant to which we may offer and sell, from time to time, up to $300 million of our common stock (the “2022 ATM Program”). No shares were sold under the 2022 ATM Program during the three months ended March 31, 2023.

Debt Activity

During the three months ended March 31, 2023, we borrowed $12.6 million under the Credit Facility and repaid $14.8 million, for a net amount repaid of $2.2 million. During the three months ended March 31, 2022, we borrowed $14.1 million under the Credit Facility and made no repayments, for a net amount borrowed of $14.1 million. As of March 31, 2023, the net outstanding Credit Facility balance was $634.8 million and as of May 1, 2023, we had unutilized borrowing capacity under the Revolver of $244.5 million.

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

Recent Developments

Completed Acquisition Subsequent to March 31, 2023

From April 1, 2023 through May 1, 2023, we completed one acquisition encompassing an aggregate of 18,698 leasable square feet for a purchase price of $6.7 million with annualized base rent of $0.5 million. We issued $6.3 million of OP Units priced at $11.00 per unit as partial consideration towards the purchase price.

Trends Which May Influence Our Results of Operations

We believe the following trends may positively impact our results of operations:

●	An aging population. According to the 2020 U.S. Census, the nation’s 65-and-older population has grown rapidly since 2010, driven by the aging of Baby Boomers born between 1946 and 1964. The 65-and-older population grew by over a third during the past decade, and by 3.2% from 2018 to 2019. We believe this segment of the U.S. population will utilize many of the services provided at our healthcare facilities such as orthopedics, cardiac, gastroenterology and rehabilitation.

●	A continuing shift towards outpatient care. According to the American Hospital Association, patients are demanding more outpatient operations. We believe this shift in patient preference from inpatient to outpatient facilities will benefit our tenants as most of our properties consist of outpatient facilities.

●	Physician practice group and hospital consolidation. We believe the trend towards physician group consolidation will serve to strengthen the credit quality of our tenants if our tenants merge or are consolidated with larger health systems.

We believe the following trends may negatively impact our results of operations:

●	Increased interest rate and inflation environment and cost of capital. Due to a strong labor market and high inflation, the Fed has raised the Federal Funds Rate ten times since the beginning of 2022, bringing the current target rate to 5.00% to 5.25% and is expected to continue to increase the Federal Funds Rate during 2023. Additionally, the Fed has begun reducing the size of its balance sheet, which could also cause an increase in interest rates. Due to this interest rate environment, term SOFR, which is the reference rate for our floating rate debt, is currently forecasted to increase to approximately 5.06% by June 2023 (based on the term SOFR forward curve as of May 4, 2023), or approximately 31 basis points (0.31%) from our SOFR rate as of March 31, 2023. Based on our floating rate debt balance as of March 31, 2023, a 100 basis point increase in term SOFR would have caused our annual interest expense to increase by approximately $1.4 million.

The rapid increase in inflation and interest rates caused the common stock prices of many REITs, including the Company’s, to fall significantly during 2022, although the Company’s stock price has leveled off to date in 2023. This decrease in stock price and increase in interest rates has significantly increased the Company’s cost of capital, which, in turn, has significantly reduced its ability to acquire assets that meet the Company’s investment requirements.

●	Continuation of the COVID-19 pandemic. The COVID-19 pandemic has affected the healthcare industry in many ways. Many stories exist about U.S. healthcare workers, especially nurses, experiencing burnout due to the length and severity of the pandemic, and this has caused many nurses and other medical professionals to switch jobs within the medical profession or quit their professions altogether. This phenomenon has led to material increases in labor costs for healthcare systems, especially hospital systems, as some employers have had to rely on higher costing contract nursing labor to sustain their businesses. The increase in labor costs, among various other factors, contributed to the rapid increase in inflation during 2022 and remained elevated through the first quarter of 2023. Furthermore, the continued spread of the BA.5 variant of COVID-19 (and its subvariants) in the U.S. has prolonged the COVID-19 pandemic.

●	Changes in third party reimbursement methods and policies. The price of healthcare services has been increasing, and, as a result, we believe that third-party payors, such as Medicare and commercial insurance companies, will continue to scrutinize and reduce the types of healthcare services eligible for, and the amounts of, reimbursement under their health insurance plans. Additionally, many employer-based insurance plans continue to increase the percentage of insurance premiums for which covered individuals are responsible, which makes healthcare services more expensive for individuals. We expect these trends will only be exacerbated by the COVID-19 pandemic, as medical expenditures increased significantly during the pandemic. If these trends continue, our tenants’ businesses will continue to be negatively affected, which may impact their ability to pay rent to us.

Critical Accounting Estimates

The preparation of financial statements in conformity with GAAP requires our management to use judgment in the application of accounting policies, including making estimates and assumptions. We base estimates on the best information available to us at the time, our experience and on various other assumptions believed to be reasonable under the circumstances. These estimates affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If our judgment or interpretation of the facts and circumstances relating to various transactions or other matters had been different, it is possible that different accounting would have been applied, resulting in a different presentation of our financial statements. From time to time, we re-evaluate our estimates and assumptions. In the event estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current estimates and assumptions about matters that are inherently uncertain. Please refer to our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Commission on March 1, 2023, for further information regarding the critical accounting policies that affect our more significant estimates and judgments used in the preparation of our condensed consolidated financial statements included in Part I, Item 1 of this Report.

Consolidated Results of Operations

The major factors that resulted in variances in our results of operations for each revenue and expense category for the three months ended March 31, 2023, compared to the same period in 2022, were the increase in the size of our property portfolio and related increases in rental revenue and operating expenses, as well as depreciation and amortization expenses.  Rising interest rates and increased interest expense on our indebtedness also had a significant impact on our results of operations for the three months ended March 31, 2023. Our total investments in real estate, net of accumulated depreciation and amortization, was $1.3 billion and $1.2 billion as of March 31, 2023 and 2022, respectively.

Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022

	March 31,
	2023	2022	$ Change

	(in thousands)
Revenue
Rental revenue	$36,199	$31,852	$4,347
Other income	31	23	8
Total revenue	36,230	31,875	4,355

Expenses
General and administrative	3,804	4,197	(393)
Operating expenses	7,536	5,372	2,164
Depreciation expense	10,494	9,402	1,092
Amortization expense	4,395	3,777	618
Interest expense	8,271	4,801	3,470
Preacquisition expense	42	40	2
Total expenses	34,542	27,589	6,953
Income before gain from sale of investment property	1,688	4,286	(2,598)
Gain on sale of investment property	485	—	485
Net income	$2,173	$4,286	$(2,113)

Revenue

Total Revenue

Total revenue for the three months ended March 31, 2023 was $36.2 million, compared to $31.9 million for the same period in 2022, an increase of $4.3 million. The increase was primarily the result of rental revenue earned from the facilities that we acquired after March 31, 2022, as well as from the recognition of a full three months of rental revenue in 2023 from acquisitions that were completed during the three months ended March 31, 2022. Within that increase, $5.2 million in revenue was recognized from net lease expense recoveries during the three months ended March 31, 2023, compared to $4.0 million for the same period in 2022.

Expenses

General and Administrative

General and administrative expenses for the three months ended March 31, 2023 were $3.8 million, compared to $4.2 million for the same period in 2022 a decrease of $0.4 million. A reduction in non-cash LTIP compensation expense, which was $0.7 million for the three months ended March 31, 2023, compared to $1.3 million for the same period in 2022, was partially offset by an increase in cash compensation costs and general corporate expenses.

Operating Expenses

Operating expenses for the three months ended March 31, 2023 were $7.5 million, compared to $5.4 million for the same period in 2022, an increase of $2.1 million. The increase resulted primarily from $5.2 million of recoverable property operating expenses incurred during the three months ended March 31, 2023, compared to $4.0 million for the same period in 2022. In addition, our operating expenses included $1.5 million of property operating expenses from gross leases for the three months ended March 31, 2023, compared to $0.8 million for the same period in 2022.

Depreciation Expense

Depreciation expense for the three months ended March 31, 2023 was $10.5 million, compared to $9.4 million for the same period in 2022, an increase of $1.1 million. The increase resulted primarily from depreciation expense incurred on the facilities that we acquired after March 31, 2022, as well as from the recognition of a full three months of depreciation expense in 2023 from acquisitions that were completed during the three months ended March 31, 2022.

Amortization Expense

Amortization expense for the three months ended March 31, 2023 was $4.4 million, compared to $3.8 million for the same period in 2022, an increase of $0.6 million. The increase resulted primarily from amortization expense related to intangible assets connected to facilities that we acquired after March 31, 2022, as well as from the recognition of a full three months of amortization expense in 2023 from acquisitions that were completed during the three months ended March 31, 2022.

Interest Expense

Interest expense for the three months ended March 31, 2023 was $8.3 million, compared to $4.8 million for the same period in 2022, an increase of $3.5 million. This increase was due to higher average borrowings as well as increased interest rates during the three months ended March 31, 2023, compared to the same period last year.

The weighted average interest rate of our debt for the three months ended March 31, 2023 was 4.27% compared to 2.87% for the same period in 2022. Additionally, the weighted average interest rate and term of our debt was 4.28% and 3.68 years at March 31, 2023.

Income Before Gain on Sale of Investment Property

Income before gain on sale of investment property for the three months ended March 31, 2023 was $1.7 million, compared to $4.3 million for the same period in 2022, a decrease of $2.6 million.

Gain on Sale of Investment Property

In March 2023, we sold a medical office building located in Jacksonville, Florida receiving gross proceeds of $4.4 million, resulting in a gain of approximately $0.5 million. We had no property sales during the three months ended March 31, 2022.

Net Income

Net income for the three months ended March 31, 2023 was $2.2 million, compared to $4.3 million for the same period in 2022, a decrease of $2.1 million.

Assets and Liabilities

As of March 31, 2023 and December 31, 2022, our principal assets consisted of investments in real estate, net, of $1.3 billion. We completed no acquisitions during the three months ended March 31, 2023. Our liquid assets consisted primarily of cash and cash equivalents and restricted cash of $14.0 million and $14.5 million, as of March 31, 2023 and December 31, 2022, respectively.

The decrease in our cash and cash equivalents and restricted cash balances to $14.0 million as of March 31, 2023, compared to $14.5 million as of December 31, 2022, was primarily due to funds used to pay dividends to our common and preferred stockholders and OP Unit and LTIP Unit holders of our Operating Partnership and net repayments on our Credit Facility, partially offset by net proceeds received from the sale of an investment property and net cash provided by operating activities.

The decrease in our total liabilities to $740.6 million as of March 31, 2023 compared to $744.2 million as of December 31, 2022, was primarily the result of lower net borrowings outstanding and lower accounts payable and accrued expenses.

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

In 2023, we are contractually obligated to pay, or have capital commitments for, principal and interest payments on our outstanding debt and ground and operating lease expenses. In addition, our preferred stock became redeemable by us in September 2022. The liquidation preference for our preferred stock is $77.6 million, and, if we decide to fully redeem, we will have to pay this amount plus fees and expenses.

Our long-term (beyond 12 months) liquidity requirements consist primarily of funds necessary to pay for acquisitions, capital and tenant improvements at our properties, scheduled debt maturities, general and administrative expenses, operating expenses, and distributions. Beyond 2023, we are contractually obligated to pay, or have capital commitments for, principal and interest payments on our outstanding debt and ground and operating lease expenses.

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

Debt Financing

Credit Facility. Our Credit Facility consists of (i) the $350 million Term Loan A, (ii) the $150 million Term Loan B, and (iii) the $400 million Revolver. The Credit Facility also contains a $500 million accordion feature. As of May 1, 2023, we had unutilized borrowing capacity under the Credit Facility of $244.5 million.

The Credit Facility is an unsecured facility with a term of (i) four years (beginning on August 1, 2022) for the Revolver (subject to two, six-month extension options), (ii) five years for Term Loan A (beginning on its origination date of May 3, 2021), and (iii) five years and five months for Term Loan B.

We are subject to a number of financial covenants under the Credit Facility, including, among other things, the following as of the end of each fiscal quarter, (i) a maximum consolidated unsecured leverage ratio of less than 60%, (ii) a maximum consolidated secured leverage ratio of less than 30%, (iii) a maximum consolidated secured recourse leverage ratio of less than 10%, (iv) a minimum fixed charge coverage ratio of 1.50:1.00, (v) a minimum unsecured interest coverage ratio of 1.50:1.00, (vi) a maximum consolidated leverage ratio of less than 60%, and (vii) a minimum net worth of $573 million plus 75% of all net proceeds raised through equity offerings subsequent to March 31, 2022. As of March 31, 2023, management believed it complied with all of the financial and non-financial covenants contained in the Credit Facility.

Other Fixed Debt. We also have $57.8 million in gross notes payable as of March 31, 2023. This debt is comprised of four instruments.

Hedging Instruments. The Company has ten interest rate swaps and five forward-starting interest rate swaps that are used to manage its interest rate risk.  A description of these swaps is below:

Term Loan A Swaps

As of March 31, 2023, six of our interest rate swaps related to Term Loan A. The notional value of these swaps is $350 million, with $150 million of the swaps maturing in August 2023 and the remaining $200 million maturing in August 2024. In addition, we have five forward starting interest rate swaps that will be effective on the maturity dates of Term Loan A’s existing interest rate swaps. These forward starting swaps each have a maturity date of April 2026. Currently, the Term Loan A swaps fix the SOFR component of Term Loan A at a rate of 1.80% through August 2023. Subsequently, from August 2023 to August 2024 the SOFR component of Term Loan A will be fixed at 1.50%. Finally, from August 2024 to April 2026 the SOFR component of Term Loan A will be fixed at 1.36%.

Term Loan B Swaps

As of March 31, 2023, four of our interest rate swaps related to Term Loan B with a notional value of $150 million that fix the SOFR component on Term Loan B through January 2028 at 2.54%.

Total Fixed Debt. Our fixed debt totaled $557.8 million on a gross basis at March 31, 2023, with a weighted average interest rate of 3.75% based on our interest rate swaps and at current leverage. The weighted average maturity of our fixed debt was 3.5 years at March 31, 2023. Due to our forward swap structures, the weighted average interest rate on fixed debt outstanding as of March 31, 2023 is expected to improve over the next few years. Weighted average interest rates on the Company’s fixed debt are expected to decrease to approximately 3.67% for the full year 2023, 3.50% in 2024, and 3.43% in 2025, based on the Company’s current leverage.

Cash Flow Information

Net cash provided by operating activities for the three months ended March 31, 2023 was $15.8 million, compared to $16.4 million for the same period in 2022. The decrease during the 2023 period was primarily due to decreases in net income and non-cash LTIP compensation expense, partially offset by increases in depreciation and amortization expenses.

Net cash provided by investing activities for the three months ended March 31, 2023 was $3.1 million, compared to net cash used in investing activities of $26.6 million for the same period in 2022. During the 2023 period no funds were used to complete property acquisitions and we received net proceeds from the sale of an investment property.

Net cash used in financing activities for the three months ended March 31, 2023 was $19.3 million, compared to net cash provided by financing activities of $5.6 million for the same period in 2022. During the 2023 period we completed no common equity offerings and therefore did not receive any equity offering proceeds and we made net repayments on our Credit Facility.

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

A reconciliation of net income to FFO and AFFO for the three months ended March 31, 2023 and 2022 is as follows:

	Three Months Ended March 31,
	2023	2022

	(unaudited, in thousands except per share and unit amounts)
Net income	$2,173	$4,286
Less: Preferred stock dividends	(1,455)	(1,455)
Depreciation and amortization expense	14,861	13,151
Gain on sale of investment property	(485)	—
FFO	$15,094	$15,982
Amortization of above market leases, net	291	199
Straight line deferred rental revenue	(763)	(1,195)
Stock-based compensation expense	688	1,287
Amortization of debt issuance costs and other	601	515
Preacquisition expense	42	40
AFFO	$15,953	$16,828

Net income attributable to common stockholders per share – basic and diluted	$0.01	$0.04
FFO per share and unit	$0.22	$0.23
AFFO per share and unit	$0.23	$0.24

Weighted Average Shares and Units Outstanding – basic and diluted	69,830	69,319

Weighted Average Shares and Units Outstanding:
Weighted Average Common Shares	65,525	65,302
Weighted Average OP Units	1,667	1,672
Weighted Average LTIP Units	2,638	2,345
Weighted Average Shares and Units Outstanding – basic and diluted	69,830	69,319

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

A reconciliation of net income to EBITDAre and Adjusted EBITDAre for the three months ended March 31, 2023 and 2022 is as follows:

	Three Months Ended March 31,
	2023	2022

	(unaudited and in thousands)
Net income	$2,173	$4,286
Interest expense	8,271	4,801
Depreciation and amortization expense	14,889	13,179
Gain on sale of investment property	(485)	—
EBITDAre	$24,848	$22,266
Stock-based compensation expense	688	1,287
Amortization of above market leases, net	291	199
Preacquisition expense	42	40
Adjusted EBITDAre	$25,869	$23,792

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

As of March 31, 2023, we had $143.5 million of unhedged borrowings outstanding under the Revolver (before the netting of unamortized debt issuance costs) that bears interest at a variable rate. See “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Liquidity and Capital Resources” for a detailed discussion of our Credit Facility. At March 31, 2023, SOFR on our outstanding floating-rate borrowings was 4.75%. Assuming no increase in the amount of our variable interest rate debt, if SOFR increased 100 basis points, our cash flow would decrease by approximately $1.4 million annually. Assuming no increase in the amount of our variable rate debt, if SOFR were reduced 100 basis points, our cash flow would increase by approximately $1.4 million annually.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act that are designed to ensure that information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to management, including the principal executive and financial officer as appropriate, to allow timely decisions regarding required disclosures. Our principal executive officer and principal financial officer evaluated the effectiveness of disclosure controls and procedures as of March 31, 2023 pursuant to Rule 13a-15(b) under the Exchange Act. Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this Report, the Company’s disclosure controls and procedures were effective to ensure that information required to be included in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

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

Item 1A. Risk Factors

During the three months ended March 31, 2023, there were no material changes to the risk factors that were disclosed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 1, 2023.

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

10.1*†	Form of LTIP Agreement (Long-Term Performance Awards).

10.2*†	Form of LTIP Agreement (Long-Term Time-Based Awards).

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

32.1**	Certification of Principal Executive Officer and Principal Financial and Accounting Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS *	Inline XBRL Instance Document

101.SCH *	Inline XBRL Taxonomy Schema

101.CAL *	Inline XBRL Taxonomy Calculation Linkbase

101.DEF *	Inline XBRL Taxonomy Definition Linkbase

101.LAB *	Inline XBRL Taxonomy Label Linkbase

101.PRE *	Inline XBRL Taxonomy Presentation Linkbase

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith. Such certification shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended.
†	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBAL MEDICAL REIT INC.

Date: May 5, 2023	By:	/s/ Jeffrey M. Busch
Jeffrey M. Busch
Chief Executive Officer (Principal Executive Officer)

Date: May 5, 2023	By:	/s/ Robert J. Kiernan
Robert J. Kiernan
Chief Financial Officer (Principal Financial and Accounting Officer)