Form 10-Q
period 2023-06-30
Global Medical REIT Inc.
filed 2023-08-04
CIK 1533615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

The number of shares of the registrant’s common stock outstanding at August 2, 2023 was 65,564,943

PART I   FINANCIAL INFORMATION

GLOBAL MEDICAL REIT INC.

Condensed Consolidated Balance Sheets

(unaudited and in thousands, except par values)

	As of
	June 30, 2023	December 31, 2022
Assets
Investment in real estate:
Land	$165,242	$168,308
Building	1,038,464	1,079,781
Site improvements	21,404	22,024
Tenant improvements	66,544	65,987
Acquired lease intangible assets	139,715	148,077
	1,431,369	1,484,177
Less: accumulated depreciation and amortization	(218,109)	(198,218)
Investment in real estate, net	1,213,260	1,285,959
Cash and cash equivalents	2,460	4,016
Restricted cash	7,325	10,439
Tenant receivables, net	7,381	8,040
Due from related parties	391	200
Escrow deposits	9,725	7,833
Deferred assets	26,189	29,616
Derivative asset	35,864	34,705
Goodwill	5,903	5,903
Other assets	12,302	6,550
Total assets	$1,320,800	$1,393,261

Liabilities and Equity
Liabilities:
Credit Facility, net of unamortized debt issuance costs of $8,155 and $9,253 at June 30, 2023 and December 31, 2022, respectively	$567,988	$636,447
Notes payable, net of unamortized debt issuance costs of $375 and $452 at June 30, 2023 and December 31, 2022, respectively	57,121	57,672
Accounts payable and accrued expenses	15,457	13,819
Dividends payable	16,048	15,821
Security deposits	4,213	5,461
Other liabilities	12,137	7,363
Acquired lease intangible liability, net	6,444	7,613
Total liabilities	679,408	744,196
Commitments and Contingencies
Equity:
Preferred stock, $0.001 par value, 10,000 shares authorized; 3,105 issued and outstanding at June 30, 2023 and December 31, 2022, respectively (liquidation preference of $77,625 at June 30, 2023 and December 31, 2022, respectively)	74,959	74,959
Common stock, $0.001 par value, 500,000 shares authorized; 65,565 shares and 65,518 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	66	66
Additional paid-in capital	722,418	721,991
Accumulated deficit	(213,744)	(198,706)
Accumulated other comprehensive income	35,859	34,674
Total Global Medical REIT Inc. stockholders' equity	619,558	632,984
Noncontrolling interest	21,834	16,081
Total equity	641,392	649,065
Total liabilities and equity	$1,320,800	$1,393,261

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL MEDICAL REIT INC.

Condensed Consolidated Statements of Operations

(unaudited and in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Revenue
Rental revenue	$36,317	$33,679	$72,517	$65,530
Other income	34	18	64	42
Total revenue	36,351	33,697	72,581	65,572

Expenses
General and administrative	4,462	4,336	8,266	8,534
Operating expenses	7,223	6,000	14,759	11,372
Depreciation expense	10,468	9,898	20,962	19,300
Amortization expense	4,337	4,138	8,732	7,915
Interest expense	8,468	5,401	16,739	10,202
Preacquisition expense	2	90	44	130
Total expenses	34,960	29,863	69,502	57,453

Income before gain on sale of investment properties	1,391	3,834	3,079	8,119
Gain on sale of investment properties	12,786	—	13,271	—

Net income	$14,177	$3,834	$16,350	$8,119
Less: Preferred stock dividends	(1,455)	(1,455)	(2,911)	(2,911)
Less: Net income attributable to noncontrolling interest	(902)	(143)	(947)	(313)
Net income attributable to common stockholders	$11,820	$2,236	$12,492	$4,895

Net income attributable to common stockholders per share – basic and diluted	$0.18	$0.03	$0.19	$0.07

Weighted average shares outstanding – basic and diluted	65,544	65,507	65,534	65,405

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL MEDICAL REIT INC.

Condensed Consolidated Statements of Comprehensive Income

(unaudited and in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Net income	$14,177	$3,834	$16,350	$8,119
Other comprehensive income:
Increase in fair value of interest rate swap agreements	8,449	5,770	1,185	23,163
Total other comprehensive income	8,449	5,770	1,185	23,163
Comprehensive income	22,626	9,604	17,535	31,282
Less: Preferred stock dividends	(1,455)	(1,455)	(2,911)	(2,911)
Less: Comprehensive income attributable to noncontrolling interest	(1,501)	(491)	(1,027)	(1,706)
Comprehensive income attributable to common stockholders	$19,670	$7,658	$13,597	$26,665

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL MEDICAL REIT INC.

Condensed Consolidated Statements of Equity

(unaudited and in thousands, except per share amounts)

For the Six Months Ended June 30, 2023:

								Global
							Accumulated	Medical
					Additional		Other	REIT Inc.	Non-
	Common Stock		Preferred Stock		Paid-in	Accumulated	Comprehensive	Stockholders’	controlling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Equity	Interest	Equity
Balances, December 31, 2022	65,518	$66	3,105	$74,959	$721,991	$(198,706)	$34,674	$632,984	$16,081	$649,065
Net income	—	—	—	—	—	15,403	—	15,403	947	16,350
LTIP Units redeemed for common stock	47	—	—	—	427	—	—	427	(427)	—
OP Units issued for a property acquisition	—	—	—	—	—	—	—	—	5,482	5,482
Change in fair value of interest rate swap agreements	—	—	—	—	—	—	1,185	1,185	—	1,185
Stock-based compensation expense	—	—	—	—	—	—	—	—	1,835	1,835
Dividends to common stockholders ($0.42 per share)	—	—	—	—	—	(27,530)	—	(27,530)	—	(27,530)
Dividends to preferred stockholders ($0.9375 per share)	—	—	—	—	—	(2,911)	—	(2,911)	—	(2,911)
Dividends to noncontrolling interest	—	—	—	—	—	—	—	—	(2,084)	(2,084)
Balances, June 30, 2023	65,565	$66	3,105	$74,959	$722,418	$(213,744)	$35,859	$619,558	$21,834	$641,392

For the Three Months Ended June 30, 2023:

								Global
							Accumulated	Medical
					Additional		Other	REIT Inc.	Non-
	Common Stock		Preferred Stock		Paid-in	Accumulated	Comprehensive	Stockholders’	controlling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Equity	Interest	Equity
Balances, March 31, 2023	65,530	$66	3,105	$74,959	$722,113	$(211,794)	$27,410	$612,754	$15,721	$628,475
Net income	—	—	—	—	—	13,275	—	13,275	902	14,177
LTIP Units redeemed for common stock	35	—	—	—	305	—	—	305	(305)	—
OP Units issued for a property acquisition	—	—	—	—	—	—	—	—	5,482	5,482
Change in fair value of interest rate swap agreements	—	—	—	—	—	—	8,449	8,449	—	8,449
Stock-based compensation expense	—	—	—	—	—	—	—	—	1,147	1,147
Dividends to common stockholders ($0.21 per share)	—	—	—	—	—	(13,769)	—	(13,769)	—	(13,769)
Dividends to preferred stockholders ($0.46875 per share)	—	—	—	—	—	(1,456)	—	(1,456)	—	(1,456)
Dividends to noncontrolling interest	—	—	—	—	—	—	—	—	(1,113)	(1,113)
Balances, June 30, 2023	65,565	$66	3,105	$74,959	$722,418	$(213,744)	$35,859	$619,558	$21,834	$641,392

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

GLOBAL MEDICAL REIT INC.

Condensed Consolidated Statements of Cash Flows

(unaudited and in thousands)

	Six Months Ended June 30,
	2023	2022
Operating activities
Net income	$16,350	$8,119
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	20,962	19,300
Amortization of acquired lease intangible assets	8,679	7,871
Amortization of above market leases, net	578	514
Amortization of debt issuance costs and other	1,202	1,029
Stock-based compensation expense	1,835	2,576
Capitalized preacquisition and other costs charged to expense	76	190
Gain on sale of investment properties	(13,271)	—
Other	121	45
Changes in operating assets and liabilities:
Tenant receivables	659	(119)
Deferred assets	(1,731)	(2,314)
Other assets and liabilities	(224)	323
Accounts payable and accrued expenses	(339)	1,621
Security deposits	(1,248)	764
Net cash provided by operating activities	33,649	39,919

Investing activities
Purchase of land, buildings, and other tangible and intangible assets and liabilities	(442)	(99,917)
Net proceeds from sale of investment properties	68,403	—
Escrow deposits for purchase of properties	—	(794)
Advances made to related parties	(191)	(174)
Capital expenditures on existing real estate investments	(2,333)	(1,509)
Leasing commissions	(371)	—
Net cash provided by (used in) investing activities	65,066	(102,394)

Financing activities
Net proceeds received from common equity offerings	—	9,979
Escrow deposits required by third party lenders	(902)	(957)
Repayment of notes payable	(628)	(552)
Proceeds from Credit Facility	24,600	92,500
Repayment of Credit Facility	(94,157)	(5,000)
Payment of debt issue costs	—	(7)
Dividends paid to common stockholders, and OP Unit and LTIP Unit holders	(29,387)	(29,136)
Dividends paid to preferred stockholders	(2,911)	(2,911)
Net cash (used in) provided by financing activities	(103,385)	63,916
Net (decrease) increase in cash and cash equivalents and restricted cash	(4,670)	1,441
Cash and cash equivalents and restricted cash—beginning of period	14,455	12,759
Cash and cash equivalents and restricted cash—end of period	$9,785	$14,200

Supplemental cash flow information:
Cash payments for interest	$16,286	$9,046

Noncash financing and investing activities:
Accrued dividends payable	$16,048	$15,926
Interest rate swap agreements fair value change recognized in other comprehensive income	$1,185	$23,163
OP Units and LTIP Units redeemed for common stock	$427	$682
Accrued capital expenditures included in accounts payable and accrued expenses	$2,912	$1,697
OP Units issued for a property acquisition	$5,482	$—
Proceeds from sale of an investment property held in escrow	$990	$—
Recognition of lease liability related to right of use asset	$4,634	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL MEDICAL REIT INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

(in thousands, except per share amounts or as otherwise indicated)

Note 1 – Organization

Global Medical REIT Inc. (the “Company”) is a Maryland corporation and internally managed real estate investment trust (“REIT”) that owns and acquires healthcare facilities and leases those facilities to physician groups and regional and national healthcare systems. The Company holds its facilities and conducts its operations through a Delaware limited partnership subsidiary named Global Medical REIT L.P. (the “Operating Partnership”). The Company serves as the sole general partner of the Operating Partnership through a wholly owned subsidiary of the Company named Global Medical REIT GP LLC, a Delaware limited liability company. As of June 30, 2023, the Company was the 92.91% limited partner of the Operating Partnership, with an aggregate of 7.09% of the Operating Partnership owned by holders of long-term incentive plan units (“LTIP Units”) and third-party limited partners who contributed properties or services to the Operating Partnership in exchange for common limited partnership units (“OP Units”).

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

Investment in Real Estate

The Company determines when an acquisition meets the definition of a business or alternatively should be accounted for as an asset acquisition in accordance with Accounting Standard Codification (“ASC”) Topic 805 “Business Combinations” (“ASC Topic

805”), which requires that, when substantially all of the fair value of an acquisition is concentrated in a single identifiable asset or a group of similar identifiable assets, the asset or group of similar identifiable assets does not meet the definition of a business and therefore is required to be accounted for as an asset acquisition. Transaction costs are capitalized for asset acquisitions and expensed as incurred for business combinations. All of our facility acquisitions for the six months ended June 30, 2023 and 2022 were accounted for as asset acquisitions because substantially all of the fair value of the gross assets the Company acquired were concentrated in a single asset or group of similar identifiable assets.

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

	As of June 30,
	2023	2022
Cash and cash equivalents	$2,460	$5,873
Restricted cash	7,325	8,327
Total cash and cash equivalents and restricted cash	$9,785	$14,200

Tenant Receivables, Net

The tenant receivable balance as of June 30, 2023 and December 31, 2022 was $7,381 and $8,040, respectively. The balance as of June 30, 2023 consisted of $2,037 in funds owed from the Company’s tenants for rent that the Company had earned but had not yet received, $5,107 of tenant reimbursements, $137 for a loan that was made to one of the Company’s tenants, and $100 of miscellaneous receivables. The balance as of December 31, 2022 consisted of $1,348 in funds owed from the Company’s tenants for rent that the Company had earned but had not yet received, $5,520 of tenant reimbursements, $143 for a loan that was made to one of the Company’s tenants, and $1,029 of miscellaneous receivables.

Receivables arising from operating leases are accounted for in accordance with ASC Topic 842 “Leases” (“ASC Topic 842”). The Company assesses the likelihood of losses resulting from tenant defaults, or the inability of tenants to make contractual rent and tenant reimbursements at each reporting date. The Company also monitors the liquidity and creditworthiness of its tenants and operators on a continuous basis. If the likelihood of a tenant paying its lease payments is determined to no longer be probable, all tenant receivables, including deferred rent, are written off against revenue and any future revenue for that tenant is recognized only upon receipt of cash. In addition, as of June 30, 2023 and December 31, 2022, the Company had a portfolio level reserve of $350 on those leases that were probable of collection to ensure that the tenant lease receivables were not overstated.

Escrow Deposits

The escrow balance as of June 30, 2023 and December 31, 2022 was $9,725 and $7,833, respectively. Escrow deposits include funds held in escrow to be used for the acquisition of properties in the future and for the payment of taxes, insurance, and other amounts as stipulated by the Company’s Cantor Loan, as hereinafter defined. The escrow balance as of June 30, 2023 includes $990 in funds withheld from the proceeds paid to the Company for the sale of a portfolio of four medical office buildings in Oklahoma City, Oklahoma, in June 2023. This amount was withheld in order to fund successful claims by the buyer, if any, against the Company for any post-closing liability of the Company for any breach by the Company of its representations and warranties as set forth in the purchase agreement. The Company does not believe that the buyer will have any successful claims against the Company and therefore believes that the amount held in escrow will be released to the Company in full in December 2023.

Deferred Assets

The deferred assets balance as of June 30, 2023 and December 31, 2022 was $26,189 and $29,616, respectively. The balance as of June 30, 2023 consisted of $25,951 in deferred rent receivables resulting from the recognition of revenue from leases with fixed annual rental escalations on a straight-line basis and $238 of other deferred costs. The balance as of December 31, 2022 consisted of $29,467 in deferred rent receivables resulting from the recognition of revenue from leases with fixed annual rental escalations on a straight-line basis and $149 of other deferred costs.

Other Assets

The other assets balance as of June 30, 2023 and December 31, 2022 was $12,302 and $6,550, respectively. The balance as of June 30, 2023 consisted of $7,980 in right of use assets, $1,686 in capitalized construction in process costs, $1,626 in prepaid assets, $747 in net capitalized leasing commissions, and $263 in net capitalized software costs and miscellaneous assets. The balance as of December 31, 2022 consisted of $3,480 in right of use assets, $1,552 in capitalized construction in process costs, $1,380 in prepaid assets, and $138 in net capitalized software costs and miscellaneous assets. Refer to Note 8 – “Leases” for additional details on right of use assets.

Derivative Instruments - Interest Rate Swaps

As of June 30, 2023 and December 31, 2022, the Company's balance related to interest rate swap derivative instruments that were designated as cash flow hedges of interest rate risk was an asset of $35,864 and $34,705, respectively. In accordance with the Company’s risk management strategy, the purpose of the interest rate swaps is to manage interest rate risk for certain of the Company’s variable-rate debt. The interest rate swaps involve the Company’s receipt of variable-rate amounts from the counterparties in exchange for the Company making fixed-rate payments over the life of the agreements. The Company accounts for derivative instruments in accordance with the provisions of ASC Topic 815, “Derivatives and Hedging.” Refer to Note 4 – “Credit Facility, Notes Payable and Derivative Instruments” for additional details.

Goodwill

As of June 30, 2023 and December 31, 2022, the Company’s goodwill balance was $5,903. Goodwill represents the excess of consideration paid over the fair value of underlying identifiable net assets of businesses acquired. Goodwill has an indefinite life and is not amortized, but is tested for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company’s policy is to perform its annual goodwill impairment evaluation as of the first day of the fourth quarter of its fiscal year. The Company has one reporting unit.

Assets Held for Sale and Sales of Real Estate

The Company classifies a property as held for sale when the following criteria are met: (i) management, having the authority to approve action, commits to a plan to sell the property in its present condition, (ii) the sale of the property is at a price reasonable in relation to its current fair value and (iii) the sale is probable and expected to be completed within one year. At that time, the Company presents the assets and obligations associated with the real estate held for sale separately in its Condensed Consolidated Balance Sheets and ceases recording depreciation and amortization expense related to that asset.  Real estate held for sale is reported at the lower of its carrying amount or its estimated fair value less estimated costs to sell. None of the Company’s properties were classified as held for sale as of June 30, 2023 or December 31, 2022.

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

Other Liabilities

The other liabilities balance as of June 30, 2023 and December 31, 2022 was $12,137 and $7,363, respectively. The balance as of June 30, 2023 consisted of $7,543 for right of use liabilities and $4,594 of prepaid rent. The balance as of December 31, 2022 consisted of $2,922 for right of use liabilities and $4,441 of prepaid rent. Refer to Note 8 – “Leases” for additional details on right of use liabilities.

Note 3 – Property Portfolio

Summary of Properties Acquired and Sold During the Six Months Ended June 30, 2023

During the six months ended June 30, 2023, the Company completed one acquisition. For this acquisition, substantially all of the fair value was concentrated in a single identifiable asset or group of similar identifiable assets and, therefore, the acquisition represented an asset acquisition. Accordingly, transaction costs for this acquisition were capitalized.

A rollforward of the gross investment in land, building, improvements, and acquired lease intangible assets as of June 30, 2023 is as follows:

			Site	Tenant	Acquired Lease	Gross Investment in
	Land	Building	Improvements	Improvements	Intangible Assets	Real Estate
Balances as of December 31, 2022	$168,308	$1,079,781	$22,024	$65,987	$148,077	$1,484,177
Facility Acquired – Date Acquired:
Redding – 4/17/23	771	3,798	174	321	872	5,936
Capitalized costs(1)	—	1,265	333	1,741	172	3,511
Total Additions:	771	5,063	507	2,062	1,044	9,447
Disposition of Jacksonville – 3/9/2023	(1,023)	(2,827)	—	—	—	(3,850)
Disposition of Oklahoma City – 6/30/2023	(2,814)	(43,553)	(1,127)	(1,505)	(9,406)	(58,405)
Total Dispositions:	(3,837)	(46,380)	(1,127)	(1,505)	(9,406)	(62,255)
Balances as of June 30, 2023	$165,242	$1,038,464	$21,404	$66,544	$139,715	$1,431,369
(1)	Represents capital projects that were completed and placed in service during the six months ended June 30, 2023 related to the Company’s existing facilities.

In March 2023, the Company sold a medical office building located in Jacksonville, Florida receiving gross proceeds of $4.4 million, resulting in a gain of $0.5 million. In June 2023 the Company sold a portfolio of four medical office buildings located in Oklahoma City, Oklahoma receiving gross proceeds of $66.0 million, resulting in a gain of $12.8 million.

Depreciation expense was $10,468 and $20,962 for the three and six months ended June 30, 2023, respectively, and $9,898 and $19,300 for the three and six months ended June 30, 2022, respectively.

As of June 30, 2023, the Company had aggregate capital improvement commitments and obligations to improve, expand, and maintain the Company’s existing facilities of approximately $29,600. Many of these amounts are subject to contingencies that make it difficult to predict when they will be utilized, if at all. In accordance with the terms of the Company’s leases, capital improvement obligations in the next twelve months are expected to total approximately $10,400.

Summary of Properties Acquired and Sold During the Year Ended December 31, 2022

During the year ended December 31, 2022 the Company completed 14 acquisitions. For each acquisition, substantially all of the fair value was concentrated in a single identifiable asset or group of similar identifiable assets and, therefore, each acquisition represents an asset acquisition. Accordingly, transaction costs for these acquisitions were capitalized.

A rollforward of the gross investment in land, building, improvements, and acquired lease intangible assets as of December 31, 2022 is as follows:

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

Lease Intangible Assets and Liabilities

The following is a summary of the carrying amount of lease intangible assets and liabilities as of the dates presented:

	As of June 30, 2023
		Accumulated
	Cost	Amortization	Net
Assets
In-place leases	$77,571	$(38,749)	$38,822
Above market leases	24,961	(8,681)	16,280
Leasing costs	37,183	(16,190)	20,993
	$139,715	$(63,620)	$76,095
Liability
Below market leases	$13,595	$(7,151)	$6,444

	As of December 31, 2022
		Accumulated
	Cost	Amortization	Net
Assets
In-place leases	$82,374	$(34,898)	$47,476
Above market leases	26,054	(7,321)	18,733
Leasing costs	39,649	(14,683)	24,966
	$148,077	$(56,902)	$91,175
Liability
Below market leases	$13,595	$(5,982)	$7,613

The following is a summary of the acquired lease intangible amortization:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Amortization expense related to in-place leases	$2,993	$2,895	$6,041	$5,534
Amortization expense related to leasing costs	$1,313	$1,221	$2,638	$2,337
Decrease in rental revenue related to above market leases	$871	$866	$1,747	$1,591
Increase in rental revenue related to below market leases	$(584)	$(551)	$(1,169)	$(1,077)

As of June 30, 2023, scheduled future aggregate net amortization of the acquired lease intangible assets and liabilities for each year ended December 31 is listed below:

	Net Decrease	Net Increase
	in Revenue	in Expenses
2023 (six months remaining)	$(472)	$8,027
2024	(1,151)	14,287
2025	(1,697)	10,596
2026	(1,803)	8,775
2027	(1,376)	6,190
Thereafter	(3,337)	11,940
Total	$(9,836)	$59,815

As of June 30, 2023, the weighted average amortization periods for asset lease intangibles and liability lease intangibles were 3.9 years and 2.8 years, respectively.

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

The Operating Partnership is subject to a number of financial covenants under the Credit Facility, including, among other things, the following as of the end of each fiscal quarter, (i) a maximum consolidated unsecured leverage ratio of less than 60%, (ii) a maximum consolidated secured leverage ratio of less than 30%, (iii) a maximum consolidated secured recourse leverage ratio of less than 10%, (iv) a minimum fixed charge coverage ratio of 1.50:1.00, (v) a minimum unsecured interest coverage ratio of 1.50:1.00, (vi) a maximum consolidated leverage ratio of less than 60%, and (vii) a minimum net worth of $573 million plus 75% of all net proceeds raised through equity offerings subsequent to March 31, 2022. As of June 30, 2023, management believed it complied with all of the financial and non-financial covenants contained in the Credit Facility.

The Company has entered into interest rate swaps to hedge its interest rate risk on the Term Loans through their respective maturities. For additional information related to the interest rate swaps, see the “Derivative Instruments - Interest Rate Swaps” section herein.

During the six months ended June 30, 2023, the Company borrowed $24,600 under the Credit Facility and repaid $94,157, for a net amount repaid of $69,557. During the six months ended June 30, 2022, the Company borrowed $92,500 under the Credit Facility and repaid $5,000, for a net amount borrowed of $87,500. Interest expense incurred on the Credit Facility was $7,181 and $14,169 for the three and six months ended June 30, 2023, respectively, and $4,208 and $7,822 for the three and six months ended June 30, 2022, respectively.

As of June 30, 2023 and December 31, 2022, the Company had the following outstanding borrowings under the Credit Facility:

	June 30, 2023	December 31, 2022
Revolver	$76,143	$145,700
Term Loan A	350,000	350,000
Term Loan B	150,000	150,000
Less: Unamortized debt issuance costs	(8,155)	(9,253)
Credit Facility, net	$567,988	$636,447

Costs incurred related to the Credit Facility, net of accumulated amortization, are netted against the Company’s “Credit Facility, net of unamortized debt issuance costs” balance in the accompanying Condensed Consolidated Balance Sheets. Amortization expense incurred related to debt issuance costs was $549 and $1,098 for the three and six months ended June 30, 2023, respectively, and $464 and $927 for the three and six months ended June 30, 2022, respectively, and is included in the “Interest Expense” line item in the accompanying Condensed Consolidated Statements of Operations.

Notes Payable, Net of Debt Issuance Costs

The Company’s notes payable, net, includes four loans: (1) the Rosedale Loan, (2) the Dumfries Loan, (3) the Cantor Loan, and (4) the Toledo Loan, each described in detail herein. The following table sets forth the aggregate balances of these loans as of June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
Notes payable	$57,496	$58,124
Unamortized debt issuance costs	(375)	(452)
Notes payable, net	$57,121	$57,672

Amortization expense incurred related to the debt issuance costs was $38 and $77 for the three and six months ended June 30, 2023, respectively, and $38 and $77 for the three and six months ended June 30, 2022, respectively, and is included in the “Interest Expense” line item in the accompanying Condensed Consolidated Statements of Operations.

Rosedale Loan

On July 31, 2020, in connection with its acquisition of the Rosedale Facilities, the Company, through certain of its subsidiaries, as borrowers, entered into a loan with FVCbank with a principal balance of $14,800 (the “Rosedale Loan”). The Rosedale Loan has an annual interest rate of 3.85% and matures on July 31, 2025 with principal and interest payable monthly based on a 25-year amortization schedule. The Company, at its option, may prepay the loan, subject to a prepayment fee.

The Company made principal payments of $194 and $188 during the six months ended June 30, 2023 and 2022, respectively. The loan balance as of June 30, 2023 and December 31, 2022 was $13,760 and $13,954, respectively. Interest expense incurred on this loan was $134 and $268 for the three and six months ended June 30, 2023, respectively, and $138 and $275 for the three and six months ended June 30, 2022, respectively.

As of June 30, 2023, scheduled principal payments due for each year ended December 31 were as follows:

2023 (six months remaining)	$197
2024	405
2025	13,158
Total	$13,760

Dumfries Loan

On April 27, 2020, in connection with its acquisition of the Dumfries Facility, the Company, through a subsidiary, assumed a CMBS loan with a principal amount of $12,074 (the “Dumfries Loan”). The Dumfries Loan has an annual interest rate of 4.68% and matures on June 1, 2024 with principal and interest payable monthly based on a ten-year amortization schedule. The Company, at its option, may prepay the loan, subject to a prepayment premium.

The Company made principal payments of $150 and $142 during the six months ended June 30, 2023 and 2022, respectively. The loan balance as of June 30, 2023 and December 31, 2022 was $11,186 and $11,336, respectively. Interest expense incurred on this loan was $131 and $261 for the three and six months ended June 30, 2023, respectively, and $135 and $268 for the three and six months ended June 30, 2022, respectively.

As of June 30, 2023, scheduled principal payments due for each year ended December 31 were as follows:

2023 (six months remaining)	$152
2024	11,034
Total	$11,186

Cantor Loan

On March 31, 2016, through certain of its subsidiaries (the “GMR Loan Subsidiaries”), the Company entered into a $32,097 CMBS loan (the “Cantor Loan”). The Cantor Loan has a maturity date of April 6, 2026 and an annual interest rate of 5.22%. The Cantor Loan required interest-only payments through March 31, 2021 and thereafter principal and interest based on a 30-year amortization schedule. Prepayment can only occur within four months prior to the maturity date, subject to earlier defeasance. The Cantor Loan is secured by the assets of the GMR Loan Subsidiaries.

The Company made principal payments of $235 and $222 during the six months ended June 30, 2023 and 2022, respectively. The loan balance as of June 30, 2023 and December 31, 2022 was $31,133 and $31,368, respectively. Interest expense incurred on this loan was $412 and $821 for the three and six months ended June 30, 2023, respectively, and $418 and $833 for the three and six months ended June 30, 2022, respectively.

As of June 30, 2023, scheduled principal payments due for each year ended December 31 were as follows:

2023 (six months remaining)	$236
2024	492
2025	523
2026	29,882
Total	$31,133

Toledo Loan

On July 8, 2022, in connection with its acquisition of the Toledo Facility, the Company, through its subsidiary GMR Toledo LLC, assumed a loan with a principal amount of $1,513 (“the Toledo Loan”). The Toledo Loan has an annual interest rate of 5.0% with semi-annual principal and interest payments. The Company made principal payments of $49 during the six months ended June 30, 2023. The loan balance as of June 30, 2023 and December 31, 2022 was $1,417 and $1,466, respectively. Interest expense incurred on this loan was $23 and $45 for the three and six months ended June 30, 2023. The Toledo Loan matures on July 30, 2033.

Derivative Instruments - Interest Rate Swaps

The Company has ten interest rate swaps and five forward starting interest rate swaps that are used to manage its interest rate risk by fixing the SOFR component of the Term Loans through their maturities. A description of these swaps is below:

Term Loan A Swaps

As of June 30, 2023, six of the Company’s interest rate swaps related to Term Loan A. The notional value of these swaps is $350 million, with $150 million of the swaps maturing in August 2023 and the remaining $200 million maturing in August 2024. In addition, the Company has five forward starting interest rate swaps at notional amounts equal to the existing Term Loan A interest rate swaps that will be effective on the maturity dates of Term Loan A’s existing interest rate swaps. These forward starting swaps each have a maturity date of April 2026. Currently, the Term Loan A swaps fix the SOFR component of Term Loan A at a rate of 1.80% through August 2023. Subsequently, from August 2023 to August 2024 the SOFR component of Term Loan A will be fixed at 1.50%. Finally, from August 2024 to April 2026 the SOFR component of Term Loan A will be fixed at 1.36%.

Term Loan B Swaps

As of June 30, 2023, four of the Company’s interest rate swaps related to Term Loan B with a notional value of $150 million that fix the SOFR component on Term Loan B through January 2028 at 2.54%.

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

The fair value of the Company’s interest rate swaps was an asset of $35,864 and $34,705 as of June 30, 2023 and December 31, 2022, respectively. The gross asset balances are included in the “Derivative Asset” line item on the Company’s Condensed Consolidated Balance Sheets as of June 30, 2023 and December 31, 2022, respectively.

The table below details the components of the amounts presented on the accompanying Condensed Consolidated Statements of Comprehensive Income recognized on the Company’s interest rate swaps designated as cash flow hedges for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Amount of gain recognized in other comprehensive income	$(12,180)	$(4,757)	$(8,023)	$(20,634)
Amount of gain (loss) reclassified from accumulated other comprehensive income into interest expense	3,731	(1,013)	6,838	(2,529)
Total change in accumulated other comprehensive income	$(8,449)	$(5,770)	$(1,185)	$(23,163)

During the next twelve months, the Company estimates that an additional $16,703 will be reclassified as a decrease to interest expense. Additionally, during the three and six months ended June 30, 2023, the Company recorded total interest expense in its Condensed Consolidated Statements of Operations of $8,468 and $16,739, respectively.

Weighted-Average Interest Rate and Term

The weighted average interest rate and term of the Company’s debt was 4.09% and 3.4 years at June 30, 2023, compared to 4.20% and 3.9 years as of December 31, 2022.

Note 5 – Equity

Preferred Stock

The Company’s charter authorizes the issuance of 10,000 shares of preferred stock, par value $0.001 per share. As of June 30, 2023 and December 31, 2022, there were 3,105 shares of Series A Cumulative Redeemable Preferred Stock (“Series A Preferred Stock”), issued and outstanding. The Series A Preferred Stock has a liquidation preference of $25 per share.

Preferred stock dividend activity for the six months ended June 30, 2023 is summarized in the following table:

		Applicable		Quarterly		Dividends
Date Announced	Record Date	Quarter	Payment Date	Dividend		per Share

December 7, 2022	January 15, 2023	Q4 2022	January 31, 2023	$1,455		$0.46875
March 10, 2023	April 15, 2023	Q1 2023	May 1, 2023	$1,455		$0.46875
June 9, 2023	July 15, 2023	Q2 2023	July 31, 2023	$1,455	(1)	$0.46875
(1)	Two months of this amount, equal to $970, was accrued at June 30, 2023.

The holders of the Series A Preferred Stock are entitled to receive dividend payments only when, as and if declared by the Company’s board of directors (the “Board”) (or a duly authorized committee of the Board). Dividends will accrue or be payable in cash from the original issue date, on a cumulative basis, quarterly in arrears on each dividend payment date at a fixed rate per annum equal to 7.50% of the liquidation preference of $25.00 per share (equivalent to $1.875 per share on an annual basis). In September 2022, the Series A Preferred Stock became eligible for partial or full redemption by the Company. Dividends on the Series A Preferred Stock will be cumulative and will accrue whether or not (i) funds are legally available for the payment of those dividends, (ii) the Company has earnings or (iii) those dividends are declared by the Board. The quarterly dividend payment dates on the Series A Preferred Stock are January 31, April 30, July 31 and October 31 of each year. During each of the six-month periods ended June 30, 2023 and 2022, the Company paid preferred dividends of $2,911.

Common Stock

The Company has 500,000 authorized shares of common stock, $0.001 par value. As of June 30, 2023 and December 31, 2022, there were 65,565 and 65,518 outstanding shares of common stock, respectively.

Common stock dividend activity for the six months ended June 30, 2023 is summarized in the following table:

		Applicable		Dividend	Dividends
Date Announced	Record Date	Quarter	Payment Date	Amount(1)	per Share

December 7, 2022	December 22, 2022	Q4 2022	January 9, 2023	$14,642	$0.21
March 10, 2023	March 24, 2023	Q1 2023	April 11, 2023	$14,688	$0.21
June 9, 2023	June 23, 2023	Q2 2023	July 11, 2023	$14,819	$0.21
(1)	Includes distributions on outstanding LTIP Units and OP Units.

During the six months ended June 30, 2023 and 2022, the Company paid total dividends on its common stock, LTIP Units and OP Units in the aggregate amount of $29,387 and $29,136, respectively.

As of June 30, 2023 and December 31, 2022, the Company had accrued dividend balances of $259 and $209 for dividends payable on the aggregate annual and long-term LTIP Units that are subject to retroactive receipt of dividends on the amount of LTIP Units ultimately earned. During the six months ended June 30, 2023, $107 of dividends were accrued and $57 of dividends were paid related to these units. During the six months ended June 30, 2022, $141 of dividends were accrued and $470 of dividends were paid related to these units.

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

OP Units

During the six months ended June 30, 2023, the Operating Partnership issued 577 OP Units with a value of $5,482 in connection with a facility acquisition and did not redeem any OP Units. During the year ended December 31, 2022, the Operating Partnership did not issue any OP Units and redeemed 35 OP Units for shares of the Company’s common stock with an aggregate redemption value of $600.

As of June 30, 2023 and December 31, 2022, there were 2,244 and 1,667 OP Units issued and outstanding, respectively, with an aggregate value of $13,962 and $8,480, respectively. The OP Unit value at issuance and redemption is based on the Company’s closing share price on the date of the respective transaction and is included as a component of noncontrolling interest equity in the Company’s Condensed Consolidated Balance Sheets as of June 30, 2023 and December 31, 2022. The Company has sufficient shares of common stock authorized pursuant to its charter to cover the redemption of outstanding OP Units.

Note 6 – Related Party Transactions

Related Party Balances

The amounts due from related parties as of June 30, 2023 and December 31, 2022 were $391 and $200, respectively. These balances primarily consist of taxes paid on behalf of LTIP Unit and OP Unit holders that are reimbursable to the Company. The Company had no amounts due to related parties as of June 30, 2023 and December 31, 2022.

Note 7 – Stock-Based Compensation

2016 Equity Incentive Plan

The 2016 Equity Incentive Plan, as amended (the “Plan”), is intended to assist the Company and its affiliates in recruiting and retaining employees of the Company, members of the Board, executive officers of the Company, and individuals who provide services to the Company and its affiliates.

The Plan is intended to permit the grant of both qualified and non-qualified options and the grant of stock appreciation rights, restricted stock, unrestricted stock, awards of restricted stock units, performance awards and other equity-based awards (including LTIP Units). Based on the grants outstanding as of June 30, 2023, there were 843 shares of common stock that remain available to be granted under the Plan. Units subject to awards under the Plan that are forfeited, cancelled, lapsed, or otherwise expired (excluding shares withheld to satisfy exercise prices or tax withholding obligations) are available for grant.

Time-Based Grants

During the six months ended June 30, 2023, pursuant to the recommendation of the Compensation Committee of the Board (the “Compensation Committee”), the Board approved the following LTIP Unit activity:

		Number of
Date	Description	Units Issued	Vesting Dates

February 23, 2023	Final awards under the 2022 Annual Incentive Plan	68	50% on February 23, 2023; and
			50% on February 23, 2024

February 23, 2023	Time-based awards under the 2023 Long-Term Incentive Plan	165	100% on February 23, 2026

May 10, 2023	Annual awards to independent directors	45	100% on May 10, 2024

May 10, 2023	Discretionary awards	11	33.33% on May 10, 2024;
			33.33% on May 10, 2025; and
			33.33% on May 10, 2026

During the six months ended June 30, 2023, certain participants redeemed an aggregate of 47 vested LTIP Units for the Company’s common stock and forfeited an aggregate of 24 LTIP Units. A detail of the Company’s outstanding time-based LTIP Units as of June 30, 2023 is as follows:

Vested units	2,151
Unvested units	606
LTIP Units outstanding as of June 30, 2023	2,757

Performance Based Awards

The Board has approved annual performance-based LTIP awards (“Annual Awards”) and long-term performance-based LTIP awards (“Long-Term Awards” and together with the Annual Awards, “Performance Awards”) to the executive officers and other employees of the Company. As described below, the Annual Awards have one-year performance periods and the Long-Term Awards have three-year performance periods. In addition to meeting specified performance metrics, vesting in both the Annual Awards and the Long-Term Awards is subject to service requirements.

During the six months ended June 30, 2023, certain participants forfeited an aggregate of 14 Performance Awards under the 2021 and 2022 programs. Additionally, none of the 2020 Long-Term Awards were earned. A detail of the Performance Awards under the 2021, 2022 and 2023 programs as of June 30, 2023 is as follows:

2021 Long-Term Awards	67
2022 Long-Term Awards	96
2023 Annual Awards (1)	153
2023 Long-Term Awards (2)	154
Total target performance awards as of June 30, 2023	470
(1)	Approved by the Board on May 10, 2023. The number of target LTIP Units was based on the average closing price of the Company’s common stock reported on the New York Stock Exchange (“NYSE”) over the 15 trading days preceding the award date.
(2)	Approved by the Board on February 23, 2023. The number of target LTIP Units was based on the fair value of the Long-Term Awards as determined by an independent valuation consultant.

Annual Awards. The Annual Awards are subject to the terms and conditions of LTIP Annual Award Agreements (“LTIP Annual Award Agreements”) between the Company and each grantee.

The Compensation Committee and Board established performance goals for the year ending December 31, 2023, as set forth in the 2023 LTIP Annual Award Agreements (the “Performance Goals”) that will be used to determine the number of LTIP Units earned by each grantee. As of June 30, 2023, management estimated that the Performance Goals would be met at a 100% level and, accordingly, cumulative stock-based compensation expense during the three and six months ended June 30, 2023 reflects management’s estimate that 100% of these awards will be earned. As soon as reasonably practicable following the first anniversary of the Annual Awards grant date, the Compensation Committee and Board will determine the extent to which the Company has achieved each of the Performance Goals (expressed as a percentage) and, based on such determination, will calculate the number of LTIP Units that each grantee is entitled to receive. Each grantee may earn up to 150% of the number of his/her target LTIP Units. Any 2023 Annual Award LTIP Units that are not earned will be forfeited and cancelled.

Vesting. LTIP Units that are earned as of the end of the applicable performance period will vest in two installments as follows: 50% of the earned LTIP Units will become vested on the valuation date of the awards (which is expected to occur in February 2024) and 50% of the earned LTIP Units become vested on the one year anniversary of the initial vesting date. Vesting may be accelerated under certain circumstances such as a “change-in-control” transaction or a “qualified termination” event.

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

Stock-Based Compensation Expense

Compensation expense for LTIP Unit grants, Annual Awards, and Long-Term Awards is based on the grant date fair value of the units/awards, with no subsequent remeasurement required.

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

The Company incurred stock compensation expense of $1,147 and $1,835 for the three and six months ended June 30, 2023, respectively, and $1,289 and $2,576 for the three and six months ended June 30, 2022, respectively, related to the grants awarded under the Plan. Compensation expense is included within “General and Administrative” expense in the Company’s Condensed Consolidated Statements of Operations.

As of June 30, 2023, total unamortized compensation expense related to these awards of approximately $7.2 million is expected to be recognized over a weighted average remaining period of 1.7 years.

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

The Company recognized $36,317 and $72,517 of rental revenue related to operating lease payments for the three and six months ended June 30, 2023, respectively, and $33,679 and $65,530 of rental revenue related to operating lease payments for the three and six months ended June 30, 2022, respectively. Of these amounts, $1,856 and $3,859 relate to variable rental revenue for the three and six months ended June 30, 2023, respectively, and $1,920 and $3,867 relate to variable rental revenue for the three and six months ended June 30, 2022, respectively.

The aggregate annual cash to be received by the Company on the noncancelable operating leases related to its portfolio as of June 30, 2023 is as follows for the subsequent years ended December 31:

2023 (six months remaining)	$58,115
2024	110,172
2025	96,856
2026	87,857
2027	75,525
Thereafter	314,499
Total	$743,024

Information as Lessee

The Company entered into a new lease agreement for its corporate headquarters in Bethesda, Maryland. The lease had a commencement date of May 1, 2023 and expires on October 31, 2034. The Company’s total lease payment obligation over the life of the lease is approximately $7 million. The Company recorded a right of use asset and liability of $4,634 on May 1, 2023, the commencement date of the lease. The Company used a discount rate of approximately 6.5% which represented its incremental borrowing rate at the lease commencement date. Additionally, the Company has seven buildings located on land that is subject to operating ground leases with a weighted average remaining term of approximately 43 years. Rental payments on these leases are adjusted periodically based on either the CPI or on a pre-determined schedule. The monthly payments on a pre-determined schedule are recognized on a straight-line basis over the terms of the respective leases. Changes in the CPI are not estimated as part of our measurement of straight-line rental expense. The Company used a weighted average discount rate of approximately 7.5% to record the right of use assets and liabilities, which was derived, using a portfolio approach, from our assessment of the credit quality of the Company and adjusted to reflect secured borrowing, estimated yield curves and long-term spread adjustments over appropriate tenors. Some of the Company’s ground leases contain extension options and, where we determined it was reasonably certain that an extension would occur, they were included in our calculation of the right of use asset and liability. The Company recognized approximately $88 and $153 of ground lease expense during the three and six months ended June 30, 2023, respectively, of which $39 and $81 was paid in cash. The Company recognized approximately $55 and $110 of ground lease expense during the three and six months ended June 30, 2022, respectively, of which $44 and $72 was paid in cash.

The following table sets forth the undiscounted cash flows of our scheduled obligations for future lease payments on operating ground leases at June 30, 2023, and a reconciliation of those cash flows to the operating lease liability at June 30, 2023:

2023 (six months remaining)	$79
2024	679
2025	740
2026	757
2027	772
Thereafter	10,450
Total	13,477
Discount	(5,934)
Lease liability	$7,543

Tenant Concentration

During the six months ended June 30, 2023, the Company’s rental revenues were derived from 268 tenants leasing 186 buildings. During this period there were no tenants with rental revenue that exceeded 10% of the Company’s rental revenue.

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

Forward-looking statements involve numerous risks and uncertainties and you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data or methods which may be incorrect or imprecise and we may not be able to realize them. We do not guarantee that the transactions and events described will happen as described (or that they will happen at all). The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

●	difficulties in identifying healthcare facilities to acquire (due to increased cost of capital, competition or otherwise) and completing such acquisitions;
●	defaults on or non-renewal of leases by tenants;
●	our ability to collect rents;
●	increases in interest rates and increased operating costs;
●	macroeconomic and geopolitical factors, including, but not limited to, inflationary pressures, interest rate volatility, distress in the banking sector, global supply chain disruptions and ongoing geopolitical conflicts and war;
●	the effects of the ongoing coronavirus (“COVID-19”) pandemic (including any related variants of the COVID-19 virus such as the Delta variant, Omicron variant, or others), which are highly uncertain, cannot be predicted and will depend upon future developments, including the severity of COVID-19, the duration of the outbreak and potential resurgences, plateaued or stagnant vaccination and booster rates, adequate testing and treatments and the prevalence of widespread immunity to COVID-19;
●	our ability to satisfy the covenants in our existing and any future debt agreements;
●	decreased rental rates or increased vacancy rates, including expected rent levels on acquired properties;
●	adverse economic or real estate conditions or developments, either nationally or in the markets in which our facilities are located;
●	our failure to generate sufficient cash flows to service our outstanding obligations;
●	our ability to satisfy our short and long-term liquidity requirements;

●	our ability to deploy the debt and equity capital we raise;
●	our ability to hedge our interest rate risk;
●	our ability to raise additional equity and debt capital on terms that are attractive or at all;
●	our ability to make distributions on shares of our common and preferred stock or to redeem our preferred stock;
●	expectations regarding the timing and/or completion of any acquisition;
●	expectations regarding the timing and/or completion of dispositions, and the expected use of proceeds therefrom;
●	general volatility of the market price of our common and preferred stock;
●	changes in our business or our investment or financing strategy;
●	our dependence upon key personnel, whose continued service is not guaranteed;
●	our ability to identify, hire and retain highly qualified personnel in the future;
●	the degree and nature of our competition;
●	changes in healthcare laws, governmental regulations, tax laws and similar matters;
●	changes in current healthcare and healthcare real estate trends;
●	changes in expected trends in Medicare, Medicaid and commercial insurance reimbursement trends;
●	competition for investment opportunities;
●	our failure to successfully integrate acquired healthcare facilities;
●	our expected capital and tenant improvement expenditures;
●	changes in accounting policies generally accepted in the United States of America (“GAAP”);
●	lack of, or insufficient amounts of, insurance;
●	other factors affecting the real estate industry generally;
●	changes in the tax treatment of our distributions;
●	our failure to maintain our qualification as a REIT for U.S. federal income tax purposes;
●	our ability to qualify for the safe harbor from the “100% Prohibited Transactions Tax” under the REIT rules with respect to our property dispositions; and
●	limitations imposed on our business due to, and our ability to satisfy, complex rules relating to REIT qualification for U.S. federal income tax purposes.

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

Overview

Global Medical REIT Inc. (the “Company,” “us,” “we,” or “our”) is a Maryland corporation and internally managed REIT that owns and acquires healthcare facilities and leases those facilities to physician groups and regional and national healthcare systems. We hold our facilities and conduct our operations through a Delaware limited partnership subsidiary named Global Medical REIT L.P. (the “Operating Partnership”). Our wholly owned subsidiary, Global Medical REIT GP LLC, is the sole general partner of our Operating Partnership and, as of June 30, 2023, we owned 92.91% of the outstanding common operating partnership units (“OP Units”) of our Operating Partnership, with an aggregate of 7.09% of the Operating Partnership owned by holders of long-term incentive plan units (“LTIP Units”) and third-party limited partners who contributed properties or services to the Operating Partnership in exchange for OP Units.

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

Our Board of Directors (the “Board”) continues to lead our environmental, social and governance (“ESG”) efforts through a standing ESG committee. The primary purpose of the ESG committee is to assist the Board in fulfilling its responsibilities to provide oversight and support of our commitment to ESG matters by overseeing: (1) our general ESG strategy and policies as set by our management, (2) communications with our employees, investors, and other stakeholders with respect to ESG matters, (3) developments relating to, and improving our understanding of, ESG matters, (4) our compliance with certain ESG-related legal and regulatory requirements, and (5) coordination with our other Board committees on ESG matters of common import.

We continue to improve and expand our efforts in the corporate sustainability arena through tenant outreach and data collection to benchmark our portfolio’s energy consumption and efficiency. In June 2023, we released our second Corporate Social Responsibility Report, which detailed our progress and areas of focus in the ESG realm. The contents of our Corporate Social Responsibility Report are not incorporated by reference into this Quarterly Report on Form 10-Q or in any other report or document we file with the SEC.

Our commitment to employee engagement remains a high-priority, as we continue to make accommodations for health, safety, and work-life balance, including at our headquarters which is LEED platinum certified and includes a fitness center, café and roof-top lounge.

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

Impact of Inflation

After many years of low inflation, the U.S. inflation rate increased substantially during 2022, with the December 2022 annual inflation rate equaling 6.5%. The annual inflation rate has softened in 2023 to 3.0% in June, but the U.S. Federal Reserve (the “Fed”) has continued instituting a number of increases to the Federal Funds Rate throughout 2022 and into 2023, with the rate increasing from a target range of 0% to 0.25% at the beginning of 2022 to a current range of 5.25% to 5.50% as of its meeting in July 2023. The increase in the Federal Funds Rate, along with other actions taken by the Fed, had a ripple effect on other benchmark interest rates, including one-month term Standard Overnight Financing Rate (“SOFR”), which is the reference rate for our indebtedness under our Second Amended and Restated Credit Facility (the “Credit Facility”). From the beginning of 2022 through August 2, 2023, one-month term SOFR has increased from close to 0% to 5.32%, which, in turn, has led to a significant increase in our interest expense.

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

Continuing Impact of COVID-19

The COVID-19 pandemic has affected the healthcare industry in many ways. Many stories exist about U.S. healthcare workers, especially nurses, experiencing burnout due to the length and severity of the pandemic, and this has caused many nurses and other medical professionals to switch jobs within the medical profession or quit the profession altogether. This phenomenon has led to material increases in labor costs for healthcare systems, especially hospital systems, as some employers have had to rely on higher cost contract nursing labor to sustain their businesses. This increase in labor costs, among various other factors, contributed to the rapid increase in inflation during 2022, which remained elevated through the second quarter of 2023.

Furthermore, the continued spread of the BA.5 variant of COVID-19 (and its subvariants) in the U.S. has prolonged the COVID-19 pandemic, which could continue to disrupt our operations and the operations of our tenants and third-party service providers.

Executive Summary

The following table summarizes the primary changes in our business and operations during the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(in thousands, except per share and unit amounts)
Rental revenue	$36,317	$33,679	$72,517	$65,530
Depreciation and amortization expense	$14,805	$14,036	$29,694	$27,215
Interest expense	$8,468	$5,401	$16,739	$10,202
General and administrative expense	$4,462	$4,336	$8,266	$8,534
Gain on sale of investment properties	$12,786	$—	$13,271	$—

Net income attributable to common stockholders per share	$0.18	$0.03	$0.19	$0.07
FFO per share and unit(1)	$0.21	$0.24	$0.43	$0.47
AFFO per share and unit(1)	$0.23	$0.25	$0.45	$0.49
Dividends per share of common stock	$0.21	$0.21	$0.42	$0.42

Weighted average common stock outstanding	65,544	65,507	65,534	65,405
Weighted average OP Units outstanding	2,143	1,668	1,907	1,670
Weighted average LTIP Units outstanding	2,747	2,523	2,678	2,410
Total weighted average shares and units outstanding	70,434	69,698	70,119	69,485
(1)	See “—Non-GAAP Financial Measures,” for a description of our non-GAAP financial measures and a reconciliation of our non-GAAP financial measures.

	As of
	June 30,	December 31,
	2023	2022

	(dollars in thousands)
Investment in real estate, gross	$1,431,369	$1,484,177
Total debt, net	$625,109	$694,119
Weighted average interest rate	4.09%	4.20%
Total equity (including noncontrolling interest)	$641,392	$649,065
Net leasable square feet	4,773,469	4,895,635

Our Properties

Completed Acquisitions

During the six months ended June 30, 2023 we completed one acquisition encompassing 18,698 leasable square feet for a contractual purchase price of $6.7 million with annualized base rent of $0.5 million. We funded this acquisition primarily through the issuance of OP Units to the seller. As of June 30, 2023, our portfolio consisted of gross investment in real estate of $1.4 billion, which was comprised of 186 buildings with an aggregate of 4.8 million leasable square feet and an aggregate $111.3 million of annualized base rent.

Completed Property Dispositions

In June 2023, we sold a portfolio of four medical office buildings located in Oklahoma City, Oklahoma receiving gross proceeds of $66.0 million, resulting in a gain of $12.8 million. The net proceeds from this disposition were used to pay down outstanding borrowings from the Credit Facility.

In March 2023, we sold a medical office building located in Jacksonville, Florida receiving gross proceeds of $4.4 million, resulting in a gain of $0.5 million.

Completed Property Disposition Subsequent to June 30, 2023

In August 2023, we sold a medical office building located in North Charleston, South Carolina receiving gross proceeds of $10.1 million. This property had a net book value of approximately $7.2 million at the time of sale.

Capital Raising Activity

In March 2022, the Company and the Operating Partnership entered into a Sales Agreement with certain sales agents, pursuant to which we may offer and sell, from time to time, up to $300 million of our common stock (the “ATM Program”). No shares were sold under the ATM Program during the six months ended June 30, 2023.

Debt Activity

During the six months ended June 30, 2023, we borrowed $24.6 million under the Credit Facility and repaid $94.2 million, for a net amount repaid of $69.6 million. During the six months ended June 30, 2022, we borrowed $92.5 million under the Credit Facility and repaid $5.0 million, for a net amount borrowed of $87.5 million. As of June 30, 2023, the net outstanding Credit Facility balance was $568.0 million and as of August 2, 2023, we had unutilized borrowing capacity under the Revolver of $321.0 million.

Trends Which May Influence Our Results of Operations

We believe the following trends may positively impact our results of operations:

●	An aging population. According to the 2020 U.S. Census, the nation’s 65-and-older population has grown rapidly since 2010, driven by the aging of Baby Boomers born between 1946 and 1964. The 65-and-older population grew by over a third during the past decade, and by 3.2% from 2018 to 2019. We believe this segment of the U.S. population will utilize many of the services provided at our healthcare facilities such as orthopedics, cardiac, gastroenterology and rehabilitation.

●	A continuing shift towards outpatient care. According to the American Hospital Association, patients are demanding more outpatient operations. We believe this shift in patient preference from inpatient to outpatient facilities will benefit our tenants as most of our properties consist of outpatient facilities.

●	Physician practice group and hospital consolidation. We believe the trend towards physician group consolidation will serve to strengthen the credit quality of our tenants if our tenants merge or are consolidated with larger health systems.

We believe the following trends may negatively impact our results of operations:

●	Increased interest rate and inflation environment and cost of capital. Due to a strong labor market and high inflation, the Fed has raised the Federal Funds Rate numerous times since the beginning of 2022, bringing the current target range to 5.25% to 5.50% and may increase the Federal Funds Rate again during 2023. Additionally, the Fed has begun reducing the size of its balance sheet, which could also cause an increase in interest rates. Due to this interest rate environment, term SOFR, which is the reference rate for our floating rate debt, is currently forecasted to increase to approximately 5.42% by November 2023 (based on the term SOFR forward curve as of August 2, 2023), or approximately 34 basis points (0.34%) from our SOFR rate as of June 30, 2023. Based on our floating rate debt balance as of June 30, 2023, a 100 basis point increase in term SOFR would have caused our annual interest expense to increase by approximately $0.8 million.

The rapid increase in inflation and interest rates contributed to a substantial decline in the common stock prices of many REITs, including the Company’s, to fall significantly during 2022, although the Company’s stock price has leveled off to date in 2023. This decrease in stock price and increase in interest rates has significantly increased the Company’s cost of capital, which, in turn, has significantly reduced its ability to acquire assets that meet the Company’s investment requirements.

●	Continuation of the COVID-19 pandemic. The COVID-19 pandemic has affected the healthcare industry in many ways. Many stories exist about U.S. healthcare workers, especially nurses, experiencing burnout due to the length and severity of the pandemic, and this has caused many nurses and other medical professionals to switch jobs within the medical profession or quit their professions altogether. This phenomenon has led to material increases in labor costs for healthcare systems, especially hospital systems, as some employers have had to rely on higher costing contract nursing labor to sustain their businesses. The increase in labor costs, among various other factors, contributed to the rapid increase in inflation during 2022 and remained elevated through the second quarter of 2023. Furthermore, the continued spread of the BA.5 variant of COVID-19 (and its subvariants) in the U.S. has prolonged the COVID-19 pandemic.

●	Changes in third party reimbursement methods and policies. The price of healthcare services has been increasing, and, as a result, we believe that third-party payors, such as Medicare and commercial insurance companies, will continue to scrutinize and reduce the types of healthcare services eligible for, and the amounts of, reimbursement under their health insurance plans. Additionally, many employer-based insurance plans continue to increase the percentage of insurance premiums for which covered individuals are responsible, which makes healthcare services more expensive for individuals. We expect these trends will only be exacerbated by the COVID-19 pandemic, as medical expenditures increased significantly during the pandemic. If these trends continue, our tenants’ businesses will continue to be negatively affected, which may impact their ability to pay rent to us.

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

Consolidated Results of Operations

The major factors that resulted in increases in our rental revenue and operating expenses, as well as depreciation and amortization expenses for the three and six months ended June 30, 2023, compared to the same periods in 2022, were derived from the facilities that we acquired after June 30, 2022, as well as from the recognition of a full three and six months of operating results in 2023 from acquisitions that were completed during the three and six months ended June 30, 2022. Rising interest rates and increased interest expense on our indebtedness also had a significant impact on our results of operations for the three and six months ended June 30, 2023. Our total investment in real estate, net of accumulated depreciation and amortization, was $1.2 billion as of June 30, 2023 compared to $1.3 billion as of June 30, 2022. The decrease was the result of property dispositions during the six months ended June 30, 2023.

Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022

	Three Months Ended June 30,
	2023	2022	$ Change

	(in thousands)
Revenue
Rental revenue	$36,317	$33,679	$2,638
Other income	34	18	16
Total revenue	36,351	33,697	2,654

Expenses
General and administrative	4,462	4,336	126
Operating expenses	7,223	6,000	1,223
Depreciation expense	10,468	9,898	570
Amortization expense	4,337	4,138	199
Interest expense	8,468	5,401	3,067
Preacquisition expense	2	90	(88)
Total expenses	34,960	29,863	5,097
Income before gain from sale of investment properties	1,391	3,834	(2,443)
Gain on sale of investment properties	12,786	—	12,786
Net income	$14,177	$3,834	$10,343

Revenue

Total Revenue

Total revenue for the three months ended June 30, 2023 was $36.4 million, compared to $33.7 million for the same period in 2022, an increase of $2.7 million. The increase was primarily the result of rental revenue earned from the facilities that we acquired after June 30, 2022, as well as from the recognition of a full three months of rental revenue in the three months ended June 30, 2023 from acquisitions that were completed during the three months ended June 30, 2022. Within that increase, $5.0 million in revenue was recognized from net lease expense recoveries during the three months ended June 30, 2023, compared to $4.4 million for the same period in 2022.

Expenses

General and Administrative

General and administrative expenses for the three months ended June 30, 2023 were $4.5 million, compared to $4.3 million for the same period in 2022, an increase of $0.2 million. An increase in cash compensation costs and general corporate expenses was partially offset by a reduction in non-cash LTIP compensation expense, which was $1.1 million for the three months ended June 30, 2023, compared to $1.3 million for the same period in 2022.

Operating Expenses

Operating expenses for the three months ended June 30, 2023 were $7.2 million, compared to $6.0 million for the same period in 2022, an increase of $1.2 million. The increase resulted primarily from $5.0 million of recoverable property operating expenses incurred during the three months ended June 30, 2023, compared to $4.4 million for the same period in 2022. In addition, our operating expenses included $1.6 million of property operating expenses from gross leases for the three months ended June 30, 2023, compared to $1.1 million for the same period in 2022.

Depreciation Expense

Depreciation expense for the three months ended June 30, 2023 was $10.5 million, compared to $9.9 million for the same period in 2022, an increase of $0.6 million. The increase resulted primarily from depreciation expense incurred on the facilities that we acquired after June 30, 2022, as well as from the recognition of a full three months of depreciation expense in the three months ended June 30, 2023 from acquisitions that were completed during the three months ended June 30, 2022.

Amortization Expense

Amortization expense for the three months ended June 30, 2023 was $4.3 million, compared to $4.1 million for the same period in 2022, an increase of $0.2 million. The increase resulted primarily from amortization expense related to intangible assets connected to facilities that we acquired after June 30, 2022, as well as from the recognition of a full three months of amortization expense in the three months ended June 30, 2023 from acquisitions that were completed during the three months ended June 30, 2022.

Interest Expense

Interest expense for the three months ended June 30, 2023 was $8.5 million, compared to $5.4 million for the same period in 2022, an increase of $3.1 million. This increase was due to higher average borrowings as well as increased interest rates during the three months ended June 30, 2023, compared to the same period in 2022.

The weighted average interest rate of our debt for the three months ended June 30, 2023 was 4.39% compared to 2.97% for the same period in 2022. Additionally, the weighted average interest rate and term of our debt was 4.09% and 3.4 years at June 30, 2023.

Income Before Gain on Sale of Investment Properties

Income before gain on sale of investment properties for the three months ended June 30, 2023 was $1.4 million, compared to $3.8 million for the same period in 2022, a decrease of $2.4 million.

Gain on Sale of Investment Properties

In June 2023, we sold a portfolio of four medical office buildings located in Oklahoma City, Oklahoma receiving gross proceeds of $66.0 million, resulting in a gain of $12.8 million. We had no property sales during the three months ended June 30, 2022.

Net Income

Net income for the three months ended June 30, 2023 was $14.2 million, compared to $3.8 million for the same period in 2022, an increase of $10.4 million.

Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022

	Six Months Ended June 30,
	2023	2022	$ Change

	(in thousands)
Revenue
Rental revenue	$72,517	$65,530	$6,987
Other income	64	42	22
Total revenue	72,581	65,572	7,009

Expenses
General and administrative	8,266	8,534	(268)
Operating expenses	14,759	11,372	3,387
Depreciation expense	20,962	19,300	1,662
Amortization expense	8,732	7,915	817
Interest expense	16,739	10,202	6,537
Preacquisition expense	44	130	(86)
Total expenses	69,502	57,453	12,049
Income before gain from sale of investment properties	3,079	8,119	(5,040)
Gain on sale of investment properties	13,271	—	13,271
Net income	$16,350	$8,119	$8,231

Revenue

Total Revenue

Total revenue for the six months ended June 30, 2023 was $72.6 million, compared to $65.6 million for the same period in 2022, an increase of $7.0 million. The increase was primarily the result of rental revenue earned from the facilities that we acquired after June 30, 2022, as well as from the recognition of a full six months of rental revenue in the six months ended June 30, 2023 from acquisitions that were completed during the six months ended June 30, 2022. Within that increase, $10.2 million in revenue was recognized from net lease expense recoveries during the six months ended June 30, 2023, compared to $8.4 million for the same period in 2022.

Expenses

General and Administrative

General and administrative expenses for the six months ended June 30, 2023 were $8.3 million, compared to $8.5 million for the same period in 2022 a decrease of $0.2 million. A reduction in non-cash LTIP compensation expense, which was $1.8 million for the six months ended June 30, 2023, compared to $2.6 million for the same period in 2022, was partially offset by an increase in cash compensation costs and general corporate expenses.

Operating Expenses

Operating expenses for the six months ended June 30, 2023 were $14.8 million, compared to $11.4 million for the same period in 2022, an increase of $3.4 million. The increase resulted primarily from $10.2 million of recoverable property operating expenses incurred during the six months ended June 30, 2023, compared to $8.4 million for the same period in 2022. In addition, our operating expenses included $3.1 million of property operating expenses from gross leases for the six months ended June 30, 2023, compared to $1.9 million for the same period in 2022.

Depreciation Expense

Depreciation expense for the six months ended June 30, 2023 was $21.0 million, compared to $19.3 million for the same period in 2022, an increase of $1.7 million. The increase resulted primarily from depreciation expense incurred on the facilities that we acquired after June 30, 2022, as well as from the recognition of a full six months of depreciation expense in the six months ended June 30, 2023 from acquisitions that were completed during the six months ended June 30, 2022.

Amortization Expense

Amortization expense for the six months ended June 30, 2023 was $8.7 million, compared to $7.9 million for the same period in 2022, an increase of $0.8 million. The increase resulted primarily from amortization expense related to intangible assets connected to facilities that we acquired after June 30, 2022, as well as from the recognition of a full six months of amortization expense in the six months ended June 30, 2023 from acquisitions that were completed during the six months ended June 30, 2022.

Interest Expense

Interest expense for the six months ended June 30, 2023 was $16.7 million, compared to $10.2 million for the same period in 2022, an increase of $6.5 million. This increase was due to higher average borrowings as well as increased interest rates during the six months ended June 30, 2023, compared to the same period in 2022.

The weighted average interest rate of our debt for the six months ended June 30, 2023 was 4.32% compared to 2.92% for the same period in 2022. Additionally, the weighted average interest rate and term of our debt was 4.09% and 3.4 years at June 30, 2023.

Income Before Gain on Sale of Investment Properties

Income before gain on sale of investment properties for the six months ended June 30, 2023 was $3.1 million, compared to $8.1 million for the same period in 2022, a decrease of $5.0 million.

Gain on Sale of Investment Properties

In June 2023, we sold a portfolio of four medical office buildings located in Oklahoma City, Oklahoma receiving gross proceeds of $66.0 million, resulting in a gain of $12.8 million. In March 2023, we sold a medical office building located in Jacksonville, Florida receiving gross proceeds of $4.4 million, resulting in a gain of $0.5 million. We had no property sales during the six months ended June 30, 2022.

Net Income

Net income for the six months ended June 30, 2023 was $16.4 million, compared to $8.1 million for the same period in 2022, an increase of $8.3 million.

Assets and Liabilities

As of June 30, 2023 and December 31, 2022, our principal assets consisted of investments in real estate, net, of $1.2 billion and $1.3 billion, respectively. We completed one acquisition during the six months ended June 30, 2023 and sold five medical office buildings through two disposition transactions. Our liquid assets consisted primarily of cash and cash equivalents and restricted cash of $9.8 million and $14.5 million, as of June 30, 2023 and December 31, 2022, respectively.

The decrease in our cash and cash equivalents and restricted cash balances to $9.8 million as of June 30, 2023, compared to $14.5 million as of December 31, 2022, was primarily due to net repayments on our Credit Facility using funds from dispositions, funds used to pay dividends to our common and preferred stockholders and holders of OP Units and LTIP Units, and funds used for capital expenditures on existing real estate investments, partially offset by net proceeds received from the sale of investment properties and net cash provided by operating activities.

The decrease in our total liabilities to $679.4 million as of June 30, 2023 compared to $744.2 million as of December 31, 2022, was primarily the result of lower net borrowings outstanding, partially offset by the recognition of a lease liability related to a right of use asset.

Liquidity and Capital Resources

General

Our short-term (up to 12 months) liquidity requirements include:

●	Interest expense and scheduled principal payments on outstanding indebtedness;
●	General and administrative expenses;
●	Property operating expenses;
●	Property acquisitions;
●	Distributions on our common and preferred stock and OP Units and LTIP Units; and
●	Capital and tenant improvements.

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

Debt Financing

Credit Facility. Our Credit Facility consists of (i) the $350 million Term Loan A, (ii) the $150 million Term Loan B, and (iii) the $400 million Revolver. The Credit Facility also contains a $500 million accordion feature. As of August 2, 2023, we had unutilized borrowing capacity under the Credit Facility of $321.0 million.

The Credit Facility is an unsecured facility with a term of (i) four years (beginning on August 1, 2022) for the Revolver (subject to two, six-month extension options), (ii) five years for Term Loan A (beginning on its origination date of May 3, 2021), and (iii) five years and six months (beginning on August 1, 2022) for Term Loan B.

We are subject to a number of financial covenants under the Credit Facility, including, among other things, the following as of the end of each fiscal quarter, (i) a maximum consolidated unsecured leverage ratio of less than 60%, (ii) a maximum consolidated secured leverage ratio of less than 30%, (iii) a maximum consolidated secured recourse leverage ratio of less than 10%, (iv) a minimum fixed charge coverage ratio of 1.50:1.00, (v) a minimum unsecured interest coverage ratio of 1.50:1.00, (vi) a maximum consolidated leverage ratio of less than 60%, and (vii) a minimum net worth of $573 million plus 75% of all net proceeds raised through equity offerings subsequent to March 31, 2022. As of June 30, 2023, management believed it complied with all of the financial and non-financial covenants contained in the Credit Facility.

Other Fixed Debt. We also have $57.5 million in gross notes payable as of June 30, 2023. This debt is comprised of four instruments.

Hedging Instruments. The Company has ten interest rate swaps and five forward-starting interest rate swaps that are used to manage its interest rate risk.  A description of these swaps is below:

Term Loan A Swaps

As of June 30, 2023, six of our interest rate swaps related to Term Loan A. The notional value of these swaps is $350 million, with $150 million of the swaps maturing in August 2023 and the remaining $200 million maturing in August 2024. In addition, we have five forward starting interest rate swaps that will be effective on the maturity dates of Term Loan A’s existing interest rate swaps. These forward starting swaps each have a maturity date of April 2026. Currently, the Term Loan A swaps fix the SOFR component of Term Loan A at a rate of 1.80% through August 2023. Subsequently, from August 2023 to August 2024 the SOFR component of Term Loan A will be fixed at 1.50%. Finally, from August 2024 to April 2026 the SOFR component of Term Loan A will be fixed at 1.36%.

Term Loan B Swaps

As of June 30, 2023, four of our interest rate swaps related to Term Loan B with a notional value of $150 million that fix the SOFR component on Term Loan B through January 2028 at 2.54%.

Total Fixed Debt. Our fixed debt totaled $557.5 million on a gross basis at June 30, 2023, with a weighted average interest rate of 3.75% based on our interest rate swaps and at current leverage. The weighted average maturity of our fixed debt was 3.3 years at June 30, 2023. Due to our forward swap structures, the weighted average interest rate on fixed debt outstanding as of June 30, 2023 is expected to improve over the next few years. Weighted average interest rates on the Company’s fixed debt are expected to decrease to approximately 3.67% for the full year 2023, 3.50% in 2024, and 3.43% in 2025, based on the Company’s leverage during the second quarter of 2023.

Cash Flow Information

Net cash provided by operating activities for the six months ended June 30, 2023 was $33.6 million, compared to $39.9 million for the same period in 2022. The decrease during the 2023 period was primarily due to the gain on sale of investment properties partially offset by an increase in net income.

Net cash provided by investing activities for the six months ended June 30, 2023 was $65.1 million, compared to net cash used in investing activities of $102.4 million for the same period in 2022. During the 2023 period less funds were used to complete property acquisitions and we received net proceeds from the sale of investment properties.

Net cash used in financing activities for the six months ended June 30, 2023 was $103.4 million, compared to net cash provided by financing activities of $63.9 million for the same period in 2022. During the 2023 period we completed no common equity offerings and therefore did not receive any equity offering proceeds and we made net repayments on our Credit Facility.

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

A reconciliation of net income to FFO and AFFO for the three and six months ended June 30, 2023 and 2022 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(unaudited, in thousands except per share and unit amounts)
Net income	$14,177	$3,834	$16,350	$8,119
Less: Preferred stock dividends	(1,455)	(1,455)	(2,911)	(2,911)
Depreciation and amortization expense	14,774	14,008	29,635	27,160
Gain on sale of investment properties	(12,786)	—	(13,271)	—
FFO	$14,710	$16,387	$29,803	$32,368
Amortization of above market leases, net	287	315	578	514
Straight line deferred rental revenue	(879)	(1,032)	(1,642)	(2,227)
Stock-based compensation expense	1,147	1,289	1,835	2,576
Amortization of debt issuance costs and other	601	514	1,202	1,029
Preacquisition expense	2	90	44	130
AFFO	$15,868	$17,563	$31,820	$34,390

Net income attributable to common stockholders per share – basic and diluted	$0.18	$0.03	$0.19	$0.07
FFO per share and unit	$0.21	$0.24	$0.43	$0.47
AFFO per share and unit	$0.23	$0.25	$0.45	$0.49

Weighted Average Shares and Units Outstanding – basic and diluted	70,434	69,698	70,119	69,485

Weighted Average Shares and Units Outstanding:
Weighted Average Common Shares	65,544	65,507	65,534	65,405
Weighted Average OP Units	2,143	1,668	1,907	1,670
Weighted Average LTIP Units	2,747	2,523	2,678	2,410
Weighted Average Shares and Units Outstanding – basic and diluted	70,434	69,698	70,119	69,485

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

A reconciliation of net income to EBITDAre and Adjusted EBITDAre for the three and six months ended June 30, 2023 and 2022 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(unaudited and in thousands)
Net income	$14,177	$3,834	$16,350	$8,119
Interest expense	8,468	5,401	16,739	10,202
Depreciation and amortization expense	14,805	14,036	29,694	27,215
Gain on sale of investment properties	(12,786)	—	(13,271)	—
EBITDAre	$24,664	$23,271	$49,512	$45,536
Stock-based compensation expense	1,147	1,289	1,835	2,576
Amortization of above market leases, net	287	315	578	514
Preacquisition expense	2	90	44	130
Adjusted EBITDAre	$26,100	$24,965	$51,969	$48,756

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

As of June 30, 2023, we had $76.1 million of unhedged borrowings outstanding under the Revolver (before the netting of unamortized debt issuance costs) that bears interest at a variable rate. See “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Liquidity and Capital Resources” for a detailed discussion of our Credit Facility. At June 30, 2023, SOFR on our outstanding floating-rate borrowings was 5.08%. Assuming no increase in the amount of our variable interest rate debt, if SOFR increased 100 basis points, our cash flow would decrease by approximately $0.8 million annually. Assuming no increase in the amount of our variable rate debt, if SOFR were reduced 100 basis points, our cash flow would increase by approximately $0.8 million annually.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act that are designed to ensure that information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to management, including the principal executive and financial officer as appropriate, to allow timely decisions regarding required disclosures. Our principal executive officer and principal financial officer evaluated the effectiveness of disclosure controls and procedures as of June 30, 2023 pursuant to Rule 13a-15(b) under the Exchange Act. Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this Report, the Company’s disclosure controls and procedures were effective to ensure that information required to be included in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

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

Item 1A. Risk Factors

During the six months ended June 30, 2023, there were no material changes to the risk factors that were disclosed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 1, 2023.

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

10.1*†	Form of LTIP Agreement (Annual Awards).

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

GLOBAL MEDICAL REIT INC.

Date: August 4, 2023	By:	/s/ Jeffrey M. Busch
Jeffrey M. Busch
Chief Executive Officer (Principal Executive Officer)

Date: August 4, 2023	By:	/s/ Robert J. Kiernan
Robert J. Kiernan
Chief Financial Officer (Principal Financial and Accounting Officer)