Form 10-Q
period 2023-09-30
Global Medical REIT Inc.
filed 2023-11-07
CIK 1533615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

The number of shares of the registrant’s common stock outstanding at November 6, 2023 was 65,564,943

PART I   FINANCIAL INFORMATION

GLOBAL MEDICAL REIT INC.

Condensed Consolidated Balance Sheets

(unaudited and in thousands, except par values)

	As of
	September 30, 2023	December 31, 2022
Assets
Investment in real estate:
Land	$164,315	$168,308
Building	1,034,822	1,079,781
Site improvements	21,480	22,024
Tenant improvements	65,772	65,987
Acquired lease intangible assets	138,617	148,077
	1,425,006	1,484,177
Less: accumulated depreciation and amortization	(232,518)	(198,218)
Investment in real estate, net	1,192,488	1,285,959
Cash and cash equivalents	1,281	4,016
Restricted cash	6,331	10,439
Tenant receivables, net	7,527	8,040
Due from related parties	289	200
Escrow deposits	9,861	7,833
Deferred assets	26,748	29,616
Derivative asset	38,379	34,705
Goodwill	5,903	5,903
Other assets	13,713	6,550
Total assets	$1,302,520	$1,393,261

Liabilities and Equity
Liabilities:
Credit Facility, net of unamortized debt issuance costs of $7,617 and $9,253 at September 30, 2023 and December 31, 2022, respectively	$560,783	$636,447
Notes payable, net of unamortized debt issuance costs of $337 and $452 at September 30, 2023 and December 31, 2022, respectively	56,823	57,672
Accounts payable and accrued expenses	13,300	13,819
Dividends payable	16,055	15,821
Security deposits	3,913	5,461
Other liabilities	12,138	7,363
Acquired lease intangible liability, net	5,860	7,613
Total liabilities	668,872	744,196
Commitments and Contingencies
Equity:
Preferred stock, $0.001 par value, 10,000 shares authorized; 3,105 issued and outstanding at September 30, 2023 and December 31, 2022, respectively (liquidation preference of $77,625 at September 30, 2023 and December 31, 2022, respectively)	74,959	74,959
Common stock, $0.001 par value, 500,000 shares authorized; 65,565 shares and 65,518 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	66	66
Additional paid-in capital	722,418	721,991
Accumulated deficit	(224,375)	(198,706)
Accumulated other comprehensive income	38,379	34,674
Total Global Medical REIT Inc. stockholders' equity	611,447	632,984
Noncontrolling interest	22,201	16,081
Total equity	633,648	649,065
Total liabilities and equity	$1,302,520	$1,393,261

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL MEDICAL REIT INC.

Condensed Consolidated Statements of Operations

(unaudited and in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Revenue
Rental revenue	$35,487	$35,347	$108,003	$100,877
Other income	20	59	85	100
Total revenue	35,507	35,406	108,088	100,977

Expenses
General and administrative	4,367	3,961	12,633	12,494
Operating expenses	7,231	6,679	21,989	18,050
Depreciation expense	10,100	10,128	31,062	29,428
Amortization expense	4,095	4,287	12,828	12,202
Interest expense	7,170	6,963	23,909	17,166
Preacquisition expense	—	112	44	242
Total expenses	32,963	32,130	102,465	89,582

Income before gain on sale of investment properties	2,544	3,276	5,623	11,395
Gain on sale of investment properties	2,289	6,753	15,560	6,753

Net income	$4,833	$10,029	$21,183	$18,148
Less: Preferred stock dividends	(1,455)	(1,455)	(4,366)	(4,366)
Less: Net income attributable to noncontrolling interest	(240)	(517)	(1,187)	(830)
Net income attributable to common stockholders	$3,138	$8,057	$15,630	$12,952

Net income attributable to common stockholders per share – basic and diluted	$0.05	$0.12	$0.24	$0.20

Weighted average shares outstanding – basic and diluted	65,565	65,518	65,545	65,443

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL MEDICAL REIT INC.

Condensed Consolidated Statements of Comprehensive Income

(unaudited and in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Net income	$4,833	$10,029	$21,183	$18,148
Other comprehensive income:
Increase in fair value of interest rate swap agreements	2,520	20,356	3,705	43,519
Total other comprehensive income	2,520	20,356	3,705	43,519
Comprehensive income	7,353	30,385	24,888	61,667
Less: Preferred stock dividends	(1,455)	(1,455)	(4,366)	(4,366)
Less: Comprehensive income attributable to noncontrolling interest	(418)	(1,744)	(1,440)	(3,450)
Comprehensive income attributable to common stockholders	$5,480	$27,186	$19,082	$53,851

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL MEDICAL REIT INC.

Condensed Consolidated Statements of Equity

(unaudited and in thousands, except per share amounts)

For the Nine Months Ended September 30, 2023:

								Global
							Accumulated	Medical
					Additional		Other	REIT Inc.	Non-
	Common Stock		Preferred Stock		Paid-in	Accumulated	Comprehensive	Stockholders’	controlling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Equity	Interest	Equity
Balances, December 31, 2022	65,518	$66	3,105	$74,959	$721,991	$(198,706)	$34,674	$632,984	$16,081	$649,065
Net income	—	—	—	—	—	19,996	—	19,996	1,187	21,183
LTIP Units redeemed for common stock	47	—	—	—	427	—	—	427	(427)	—
OP Units issued for a property acquisition	—	—	—	—	—	—	—	—	5,482	5,482
Change in fair value of interest rate swap agreements	—	—	—	—	—	—	3,705	3,705	—	3,705
Stock-based compensation expense	—	—	—	—	—	—	—	—	3,020	3,020
Dividends to common stockholders ($0.63 per share)	—	—	—	—	—	(41,299)	—	(41,299)	—	(41,299)
Dividends to preferred stockholders ($1.40625 per share)	—	—	—	—	—	(4,366)	—	(4,366)	—	(4,366)
Dividends to noncontrolling interest	—	—	—	—	—	—	—	—	(3,142)	(3,142)
Balances, September 30, 2023	65,565	$66	3,105	$74,959	$722,418	$(224,375)	$38,379	$611,447	$22,201	$633,648

For the Three Months Ended September 30, 2023:

								Global
							Accumulated	Medical
					Additional		Other	REIT Inc.	Non-
	Common Stock		Preferred Stock		Paid-in	Accumulated	Comprehensive	Stockholders’	controlling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Equity	Interest	Equity
Balances, June 30, 2023	65,565	$66	3,105	$74,959	$722,418	$(213,744)	$35,859	$619,558	$21,834	$641,392
Net income	—	—	—	—	—	4,593	—	4,593	240	4,833
Change in fair value of interest rate swap agreements	—	—	—	—	—	—	2,520	2,520	—	2,520
Stock-based compensation expense	—	—	—	—	—	—	—	—	1,185	1,185
Dividends to common stockholders ($0.21 per share)	—	—	—	—	—	(13,769)	—	(13,769)	—	(13,769)
Dividends to preferred stockholders ($0.46875 per share)	—	—	—	—	—	(1,455)	—	(1,455)	—	(1,455)
Dividends to noncontrolling interest	—	—	—	—	—	—	—	—	(1,058)	(1,058)
Balances, September 30, 2023	65,565	$66	3,105	$74,959	$722,418	$(224,375)	$38,379	$611,447	$22,201	$633,648

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

GLOBAL MEDICAL REIT INC.

Condensed Consolidated Statements of Cash Flows

(unaudited and in thousands)

	Nine Months Ended September 30,
	2023	2022
Operating activities
Net income	$21,183	$18,148
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	31,062	29,428
Amortization of acquired lease intangible assets	12,718	12,136
Amortization of above market leases, net	812	735
Amortization of debt issuance costs and other	1,795	1,600
Stock-based compensation expense	3,020	3,615
Capitalized preacquisition and other costs charged to expense	155	344
Gain on sale of investment properties	(15,560)	(6,753)
Other	285	68
Changes in operating assets and liabilities:
Tenant receivables	513	(1,312)
Deferred assets	(2,478)	(3,390)
Other assets and liabilities	(787)	(810)
Accounts payable and accrued expenses	(855)	3,560
Security deposits	(1,548)	864
Net cash provided by operating activities	50,315	58,233

Investing activities
Purchase of land, buildings, and other tangible and intangible assets and liabilities	(442)	(150,592)
Net proceeds from sale of investment properties	77,929	17,889
Escrow deposits for purchase of properties	—	(302)
Advances made to related parties	(89)	(174)
Payment received on loan made to a tenant	—	1,000
Capital expenditures on existing real estate investments	(5,778)	(3,663)
Leasing commissions	(890)	—
Net cash provided by (used in) investing activities	70,730	(135,842)

Financing activities
Net proceeds received from common equity offerings	—	9,979
Escrow deposits required by third party lenders	(1,038)	(1,401)
Repayment of notes payable	(964)	(873)
Proceeds from Credit Facility	38,100	127,100
Repayment of Credit Facility	(115,400)	(5,000)
Payment of debt issue costs	(13)	(3,215)
Dividends paid to common stockholders, and OP Unit and LTIP Unit holders	(44,207)	(43,779)
Dividends paid to preferred stockholders	(4,366)	(4,366)
Net cash (used in) provided by financing activities	(127,888)	78,445
Net (decrease) increase in cash and cash equivalents and restricted cash	(6,843)	836
Cash and cash equivalents and restricted cash—beginning of period	14,455	12,759
Cash and cash equivalents and restricted cash—end of period	$7,612	$13,595

Supplemental cash flow information:
Cash payments for interest	$23,290	$15,252

Noncash financing and investing activities:
Accrued dividends payable	$16,055	$15,777
Interest rate swap agreements fair value change recognized in other comprehensive income	$3,705	$43,519
OP Units and LTIP Units redeemed for common stock	$427	$682
Accrued capital expenditures included in accounts payable and accrued expenses	$713	$1,193
OP Units issued for a property acquisition	$5,482	$—
Proceeds from sale of an investment property held in escrow	$990	$—
Recognition of lease liability related to right of use asset	$4,634	$—
Loan assumed in connection with a facility acquisition	$—	$1,513

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL MEDICAL REIT INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

(in thousands, except per share amounts or as otherwise indicated)

Note 1 – Organization

Global Medical REIT Inc. (the “Company”) is a Maryland corporation and internally managed real estate investment trust (“REIT”) that owns and acquires healthcare facilities and leases those facilities to physician groups and regional and national healthcare systems. The Company holds its facilities and conducts its operations through a Delaware limited partnership subsidiary named Global Medical REIT L.P. (the “Operating Partnership”). The Company serves as the sole general partner of the Operating Partnership through a wholly owned subsidiary of the Company named Global Medical REIT GP LLC, a Delaware limited liability company. As of September 30, 2023, the Company was the 92.91% limited partner of the Operating Partnership, with an aggregate of 7.09% of the Operating Partnership owned by holders of long-term incentive plan units (“LTIP Units”) and third-party limited partners who contributed properties or services to the Operating Partnership in exchange for common limited partnership units (“OP Units”).

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

	As of September 30,
	2023	2022
Cash and cash equivalents	$1,281	$3,199
Restricted cash	6,331	10,396
Total cash and cash equivalents and restricted cash	$7,612	$13,595

Tenant Receivables, Net

The tenant receivable balance as of September 30, 2023 and December 31, 2022 was $7,527 and $8,040, respectively. The balance as of September 30, 2023 consisted of $2,142 in funds owed from the Company’s tenants for rent that the Company had earned but had not yet received, $5,181 of tenant reimbursements, $134 for a loan that was made to one of the Company’s tenants, and $70 of miscellaneous receivables. The balance as of December 31, 2022 consisted of $1,348 in funds owed from the Company’s tenants for rent that the Company had earned but had not yet received, $5,520 of tenant reimbursements, $143 for a loan that was made to one of the Company’s tenants, and $1,029 of miscellaneous receivables.

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

In addition, as of September 30, 2023 and December 31, 2022, the Company had a portfolio level reserve of $350 on those leases that were probable of collection to ensure that the tenant lease receivables were not overstated.

Escrow Deposits

The escrow balance as of September 30, 2023 and December 31, 2022 was $9,861 and $7,833, respectively. Escrow deposits include funds held in escrow to be used for the acquisition of properties in the future and for the payment of taxes, insurance, and other amounts as stipulated by the Company’s Cantor Loan, as hereinafter defined. The escrow balance as of September 30, 2023 includes $990 in funds withheld from the proceeds paid to the Company for the sale of a portfolio of four medical office buildings in Oklahoma City, Oklahoma, in June 2023. This amount was withheld in order to fund successful claims by the buyer, if any, against the Company for any breach by the Company of its representations and warranties in the purchase agreement. The Company does not believe that the buyer will have any successful claims against the Company and therefore believes that the amount held in escrow will be released to the Company in full in December 2023.

Deferred Assets

The deferred assets balance as of September 30, 2023 and December 31, 2022 was $26,748 and $29,616, respectively. The balance as of September 30, 2023 consisted of $26,484 in deferred rent receivables resulting from the recognition of revenue from leases with fixed annual rental escalations on a straight-line basis and $264 of other deferred costs. The balance as of December 31, 2022 consisted of $29,467 in deferred rent receivables resulting from the recognition of revenue from leases with fixed annual rental escalations on a straight-line basis and $149 of other deferred costs.

Other Assets

The other assets balance as of September 30, 2023 and December 31, 2022 was $13,713 and $6,550, respectively. The balance as of September 30, 2023 consisted of $7,887 in right of use assets, $2,064 in capitalized construction in process costs, $2,154 in prepaid assets, $1,110 in net capitalized leasing commissions, and $498 in net capitalized software costs and miscellaneous assets. The balance as of December 31, 2022 consisted of $3,480 in right of use assets, $1,552 in capitalized construction in process costs, $1,380 in prepaid assets, and $138 in net capitalized software costs and miscellaneous assets. Refer to Note 8 – “Leases” for additional details on right of use assets.

Derivative Instruments - Interest Rate Swaps

As of September 30, 2023 and December 31, 2022, the Company's balance related to interest rate swap derivative instruments that were designated as cash flow hedges of interest rate risk was an asset of $38,379 and $34,705, respectively. In accordance with the Company’s risk management strategy, the purpose of the interest rate swaps is to manage interest rate risk for certain of the Company’s variable-rate debt. The interest rate swaps involve the Company’s receipt of variable-rate amounts from the counterparties in exchange for the Company making fixed-rate payments over the life of the agreements. The Company accounts for derivative instruments in accordance with the provisions of ASC Topic 815, “Derivatives and Hedging.” Refer to Note 4 – “Credit Facility, Notes Payable and Derivative Instruments” for additional details.

Goodwill

As of September 30, 2023 and December 31, 2022, the Company’s goodwill balance was $5,903. Goodwill represents the excess of consideration paid over the fair value of underlying identifiable net assets of businesses acquired. Goodwill has an indefinite life and is not amortized, but is tested for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company’s policy is to perform its annual goodwill impairment evaluation as of the first day of the fourth quarter of its fiscal year. The Company has one reporting unit.

Assets Held for Sale and Sales of Real Estate

The Company classifies a property as held for sale when the following criteria are met: (i) management, having the authority to approve action, commits to a plan to sell the property in its present condition, (ii) the sale of the property is at a price reasonable in relation to its current fair value and (iii) the sale is probable and expected to be completed within one year. At that time, the Company presents the assets and obligations associated with the real estate held for sale separately in its Condensed Consolidated Balance Sheets and ceases recording depreciation and amortization expense related to that asset.  Real estate held for sale is reported at the lower of its carrying amount or its estimated fair value less estimated costs to sell. None of the Company’s properties were classified as held for sale as of September 30, 2023 or December 31, 2022.

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

Other Liabilities

The other liabilities balance as of September 30, 2023 and December 31, 2022 was $12,138 and $7,363, respectively. The balance as of September 30, 2023 consisted of $7,614 for right of use liabilities and $4,524 of prepaid rent. The balance as of December 31, 2022 consisted of $2,922 for right of use liabilities and $4,441 of prepaid rent. Refer to Note 8 – “Leases” for additional details on right of use liabilities.

Note 3 – Property Portfolio

Summary of Properties Acquired and Sold During the Nine Months Ended September 30, 2023

During the nine months ended September 30, 2023, the Company completed one acquisition. For this acquisition, substantially all of the fair value was concentrated in a single identifiable asset or group of similar identifiable assets and, therefore, the acquisition represented an asset acquisition. Accordingly, transaction costs for this acquisition were capitalized.

During the nine months ended September 30, 2023, the Company completed three dispositions. In March 2023, the Company sold a medical office building located in Jacksonville, Florida receiving gross proceeds of $4.4 million, resulting in a gain of $0.5 million. In June 2023 the Company sold a portfolio of four medical office buildings located in Oklahoma City, Oklahoma receiving gross proceeds of $66.0 million, resulting in a gain of $12.8 million. In August 2023, the Company sold a medical office building located in North Charleston, South Carolina receiving gross proceeds of $10.1 million, resulting in a gain of $2.3 million.

A rollforward of the gross investment in land, building, improvements, and acquired lease intangible assets as of September 30, 2023 is as follows:

			Site	Tenant	Acquired Lease	Gross Investment in
	Land	Building	Improvements	Improvements	Intangible Assets	Real Estate
Balances as of December 31, 2022	$168,308	$1,079,781	$22,024	$65,987	$148,077	$1,484,177
Facility Acquired – Date Acquired:
Redding – 4/17/23	771	3,798	174	321	872	5,936
Capitalized costs(1)	—	2,263	515	1,770	172	4,720
Total Additions:	771	6,061	689	2,091	1,044	10,656
Disposition of Jacksonville – 3/9/2023	(1,023)	(2,827)	—	—	—	(3,850)
Disposition of Oklahoma City – 6/30/2023	(2,814)	(43,553)	(1,127)	(1,505)	(9,406)	(58,405)
Disposition of North Charleston – 8/1/2023	(927)	(4,640)	(106)	(801)	(1,098)	(7,572)
Total Dispositions:	(4,764)	(51,020)	(1,233)	(2,306)	(10,504)	(69,827)
Balances as of September 30, 2023	$164,315	$1,034,822	$21,480	$65,772	$138,617	$1,425,006
(1)	Represents capital projects that were completed and placed in service during the nine months ended September 30, 2023 related to the Company’s existing facilities.

Depreciation expense was $10,100 and $31,062 for the three and nine months ended September 30, 2023, respectively, and $10,128 and $29,428 for the three and nine months ended September 30, 2022, respectively.

As of September 30, 2023, the Company had aggregate capital improvement commitments and obligations to improve, expand, and maintain the Company’s existing facilities of approximately $24,000. Many of these amounts are subject to contingencies that make it difficult to predict when they will be utilized, if at all. In accordance with the terms of the Company’s leases, capital improvement obligations in the next twelve months are expected to total approximately $9,700.

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

Lease Intangible Assets and Liabilities

The following is a summary of the carrying amount of lease intangible assets and liabilities as of the dates presented:

	As of September 30, 2023
		Accumulated
	Cost	Amortization	Net
Assets
In-place leases	$77,037	$(41,487)	$35,550
Above market leases	24,961	(9,499)	15,462
Leasing costs	36,619	(17,345)	19,274
	$138,617	$(68,331)	$70,286
Liability
Below market leases	$13,595	$(7,735)	$5,860

	As of December 31, 2022
		Accumulated
	Cost	Amortization	Net
Assets
In-place leases	$82,374	$(34,898)	$47,476
Above market leases	26,054	(7,321)	18,733
Leasing costs	39,649	(14,683)	24,966
	$148,077	$(56,902)	$91,175
Liability
Below market leases	$13,595	$(5,982)	$7,613

The following is a summary of the acquired lease intangible amortization:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Amortization expense related to in-place leases	$2,809	$3,003	$8,850	$8,537
Amortization expense related to leasing costs	$1,230	$1,262	$3,868	$3,599
Decrease in rental revenue related to above market leases	$818	$805	$2,565	$2,396
Increase in rental revenue related to below market leases	$(584)	$(584)	$(1,753)	$(1,661)

As of September 30, 2023, scheduled future aggregate net amortization of the acquired lease intangible assets and liabilities for each year ended December 31 is listed below:

	Net Decrease	Net Increase
	in Revenue	in Expenses
2023 (three months remaining)	$(238)	$3,968
2024	(1,151)	14,211
2025	(1,697)	10,524
2026	(1,803)	8,701
2027	(1,376)	6,116
Thereafter	(3,337)	11,304
Total	$(9,602)	$54,824

As of September 30, 2023, the weighted average amortization periods for asset lease intangibles and liability lease intangibles were 3.6 years and 2.5 years, respectively.

Note 4 – Credit Facility, Notes Payable and Derivative Instruments

Credit Facility

The Company, the Operating Partnership, as borrower, and certain of its subsidiaries (such subsidiaries, the “Subsidiary Guarantors”) are parties to an amended and restated $900 million unsecured syndicated credit facility with JPMorgan Chase Bank, N.A. (“JPMorgan”), as administrative agent (the “Credit Facility”). The Credit Facility consists of (i) $500 million of term loans, which include (a) a $350 million term loan (“Term Loan A”) and (b) a $150 million term loan (“Term Loan B,” and, together with Term Loan A, the “Term Loans”), and (ii) a $400 million revolver (the “Revolver”). The Credit Facility also includes a $500 million accordion feature. Term Loan A matures in May 2026, Term Loan B matures in February 2028, and the Revolver matures in August 2026, with two six-month extension options. Interest rates on amounts outstanding under the Credit Facility equal the term Secured Overnight Financing Rate (“SOFR”) plus a related spread adjustment of 10 basis points and a borrowing spread based on the current pricing grid in the Credit Facility. The Company may be entitled to a temporary reduction in the interest rate of two basis points provided it meets certain to be agreed upon sustainability goals.

The Operating Partnership is subject to a number of financial covenants under the Credit Facility, including, among other things, the following as of the end of each fiscal quarter, (i) a maximum consolidated unsecured leverage ratio of less than 60%, (ii) a maximum consolidated secured leverage ratio of less than 30%, (iii) a maximum consolidated secured recourse leverage ratio of less than 10%, (iv) a minimum fixed charge coverage ratio of 1.50:1.00, (v) a minimum unsecured interest coverage ratio of 1.50:1.00, (vi) a maximum consolidated leverage ratio of less than 60%, and (vii) a minimum net worth of $573 million plus 75% of all net proceeds raised through equity offerings subsequent to March 31, 2022. As of September 30, 2023, management believed it complied with all of the financial and non-financial covenants contained in the Credit Facility.

The Company has entered into interest rate swaps to hedge its interest rate risk on the Term Loans through their respective maturities. For additional information related to the interest rate swaps, see the “Derivative Instruments - Interest Rate Swaps” section herein.

During the nine months ended September 30, 2023, the Company borrowed $38,100 under the Credit Facility and repaid $115,400, for a net amount repaid of $77,300. During the nine months ended September 30, 2022, the Company borrowed $127,100 under the Credit Facility and repaid $5,000, for a net amount borrowed of $122,100. Interest expense incurred on the Credit Facility was $5,878 and $20,047 for the three and nine months ended September 30, 2023, respectively, and $5,689 and $13,512 for the three and nine months ended September 30, 2022, respectively.

As of September 30, 2023 and December 31, 2022, the Company had the following outstanding borrowings under the Credit Facility:

	September 30, 2023	December 31, 2022
Revolver	$68,400	$145,700
Term Loan A	350,000	350,000
Term Loan B	150,000	150,000
Less: Unamortized debt issuance costs	(7,617)	(9,253)
Credit Facility, net	$560,783	$636,447

Costs incurred related to the Credit Facility, net of accumulated amortization, are netted against the Company’s “Credit Facility, net of unamortized debt issuance costs” balance in the accompanying Condensed Consolidated Balance Sheets. The Company paid $13 and $3,215 related to amendments and modifications to the Credit Facility during the nine months ended September 30, 2023 and 2022, respectively. Amortization expense incurred related to debt issuance costs was $551 and $1,649 for the three and nine months ended September 30, 2023, respectively, and $519 and $1,446 for the three and nine months ended September 30, 2022, respectively, and is included in the “Interest Expense” line item in the accompanying Condensed Consolidated Statements of Operations.

Notes Payable, Net of Debt Issuance Costs

The Company’s notes payable, net, includes four loans: (1) the Rosedale Loan, (2) the Dumfries Loan, (3) the Cantor Loan, and (4) the Toledo Loan, each described in detail herein. The following table sets forth the aggregate balances of these loans as of September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
Notes payable	$57,160	$58,124
Unamortized debt issuance costs	(337)	(452)
Notes payable, net	$56,823	$57,672

Amortization expense incurred related to the debt issuance costs was $38 and $115 for the three and nine months ended September 30, 2023, respectively, and $39 and $116 for the three and nine months ended September 30, 2022, respectively, and is included in the “Interest Expense” line item in the accompanying Condensed Consolidated Statements of Operations.

Rosedale Loan

On July 31, 2020, in connection with its acquisition of the Rosedale Facilities, the Company, through certain of its subsidiaries, as borrowers, entered into a loan with FVCbank with a principal balance of $14,800 (the “Rosedale Loan”). The Rosedale Loan has an annual interest rate of 3.85% and matures on July 31, 2025 with principal and interest payable monthly based on a 25-year amortization schedule. The Company, at its option, may prepay the loan.

The Company made principal payments of $291 and $281 during the nine months ended September 30, 2023 and 2022, respectively. The loan balance as of September 30, 2023 and December 31, 2022 was $13,663 and $13,954, respectively. Interest expense incurred on this loan was $135 and $403 for the three and nine months ended September 30, 2023, respectively, and $139 and $414 for the three and nine months ended September 30, 2022, respectively.

As of September 30, 2023, scheduled principal payments due for each year ended December 31 were as follows:

2023 (three months remaining)	$100
2024	405
2025	13,158
Total	$13,663

Dumfries Loan

On April 27, 2020, in connection with its acquisition of the Dumfries Facility, the Company, through a subsidiary, assumed a CMBS loan with a principal amount of $12,074 (the “Dumfries Loan”). The Dumfries Loan has an annual interest rate of 4.68% and matures on June 1, 2024 with principal and interest payable monthly based on a ten-year amortization schedule. Prepayment can occur only within three months prior to the maturity date and the loan can be defeased at any time prior to the prepayment period.

The Company made principal payments of $225 and $214 during the nine months ended September 30, 2023 and 2022, respectively. The loan balance as of September 30, 2023 and December 31, 2022 was $11,111 and $11,336, respectively. Interest expense incurred on this loan was $132 and $393 for the three and nine months ended September 30, 2023, respectively, and $135 and $403 for the three and nine months ended September 30, 2022, respectively.

As of September 30, 2023, scheduled principal payments due for each year ended December 31 were as follows:

2023 (three months remaining)	$77
2024	11,034
Total	$11,111

Cantor Loan

On March 31, 2016, through certain of its subsidiaries (the “GMR Loan Subsidiaries”), the Company entered into a $32,097 CMBS loan (the “Cantor Loan”). The Cantor Loan has a maturity date of April 6, 2026 and an annual interest rate of 5.22%. The Cantor Loan required interest-only payments through March 31, 2021 and thereafter principal and interest based on a 30-year amortization schedule. Prepayment can only occur within four months prior to the maturity date and the loan can be defeased at any time prior to the prepayment period. The Cantor Loan is secured by the assets of the GMR Loan Subsidiaries.

The Company made principal payments of $350 and $331 during the nine months ended September 30, 2023 and 2022, respectively. The loan balance as of September 30, 2023 and December 31, 2022 was $31,018 and $31,368, respectively. Interest expense incurred on this loan was $414 and $1,235 for the three and nine months ended September 30, 2023, respectively, and $420 and $1,253 for the three and nine months ended September 30, 2022, respectively.

As of September 30, 2023, scheduled principal payments due for each year ended December 31 were as follows:

2023 (three months remaining)	$121
2024	492
2025	523
2026	29,882
Total	$31,018

Toledo Loan

On July 8, 2022, in connection with its acquisition of the Toledo Facility, the Company, through its subsidiary GMR Toledo LLC, assumed a loan with a principal amount of $1,513 (“the Toledo Loan”). The Toledo Loan has an annual interest rate of 5.0% with semi-annual principal and interest payments. The Company made principal payments of $98 and $47 during the nine months ended September 30, 2023 and 2022, respectively. The loan balance as of September 30, 2023 and December 31, 2022 was $1,368 and $1,466, respectively. Interest expense incurred on this loan was $22 and $67 for the three and nine months ended September 30, 2023, respectively, and $22 for each of the three and nine months ended September 30, 2022. The Toledo Loan matures on July 30, 2033.

Derivative Instruments - Interest Rate Swaps

The Company has ten interest rate swaps and three forward starting interest rate swaps that are used to manage its interest rate risk by fixing the SOFR component of the Term Loans through their maturities. A description of these swaps is below:

Term Loan A Swaps

As of September 30, 2023, six of the Company’s interest rate swaps related to Term Loan A. The combined notional value of these swaps is $350 million, with $200 million of the swaps maturing in August 2024 and the remaining $150 million maturing in April 2026. In addition, the Company has three forward starting interest rate swaps with a combined notional value of $200 million, each with a maturity date of April 2026, that will become effective on the August 2024 maturity date of the existing swaps noted above. Currently, the Term Loan A swaps fix the SOFR component of Term Loan A at a rate of 1.50% through August 2024. From August 2024 to April 2026 the SOFR component of Term Loan A will be fixed at 1.36%.

Term Loan B Swaps

As of September 30, 2023, four of the Company’s interest rate swaps related to Term Loan B with a combined notional value of $150 million that fix the SOFR component on Term Loan B through January 2028 at 2.54%.

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

The fair value of the Company’s interest rate swaps was an asset of $38,379 and $34,705 as of September 30, 2023 and December 31, 2022, respectively. The gross asset balances are included in the “Derivative Asset” line item on the Company’s Condensed Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022, respectively.

The table below details the components of the amounts presented on the accompanying Condensed Consolidated Statements of Comprehensive Income recognized on the Company’s interest rate swaps designated as cash flow hedges for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Amount of gain recognized in other comprehensive income	$(6,801)	$(20,612)	$(14,824)	$(41,246)
Amount of gain (loss) reclassified from accumulated other comprehensive income into interest expense	4,281	256	11,119	(2,273)
Total change in accumulated other comprehensive income	$(2,520)	$(20,356)	$(3,705)	$(43,519)

During the next twelve months, the Company estimates that an additional $17,226 will be reclassified as a decrease to interest expense. Additionally, during the three and nine months ended September 30, 2023, the Company recorded total interest expense in its Condensed Consolidated Statements of Operations of $7,170 and $23,909, respectively.

Weighted-Average Interest Rate and Term

The weighted average interest rate and term of the Company’s debt was 3.78% and 3.1 years at September 30, 2023, compared to 4.20% and 3.9 years as of December 31, 2022.

Note 5 – Equity

Preferred Stock

The Company’s charter authorizes the issuance of 10,000 shares of preferred stock, par value $0.001 per share. As of September 30, 2023 and December 31, 2022, there were 3,105 shares of Series A Cumulative Redeemable Preferred Stock (“Series A Preferred Stock”), issued and outstanding. The Series A Preferred Stock has a liquidation preference of $25 per share.

Preferred stock dividend activity for the nine months ended September 30, 2023 is summarized in the following table:

		Applicable		Quarterly		Dividends
Date Announced	Record Date	Quarter	Payment Date	Dividend		per Share

December 7, 2022	January 15, 2023	Q4 2022	January 31, 2023	$1,455		$0.46875
March 10, 2023	April 15, 2023	Q1 2023	May 1, 2023	$1,455		$0.46875
June 9, 2023	July 15, 2023	Q2 2023	July 31, 2023	$1,455		$0.46875
September 8, 2023	October 15, 2023	Q3 2023	October 31, 2023	$1,455	(1)	$0.46875
(1)	Two months of this amount, equal to $970, was accrued at September 30, 2023.

The holders of the Series A Preferred Stock are entitled to receive dividend payments only when, as and if declared by the Company’s board of directors (the “Board”) (or a duly authorized committee of the Board). Dividends will accrue or be payable in cash from the original issue date, on a cumulative basis, quarterly in arrears on each dividend payment date at a fixed rate per annum equal to 7.50% of the liquidation preference of $25.00 per share (equivalent to $1.875 per share on an annual basis). The Series A Preferred Stock may be partially or fully redeemed by the Company. Dividends on the Series A Preferred Stock are cumulative and accrue whether or not (i) funds are legally available for the payment of those dividends, (ii) the Company has earnings or (iii) those dividends are declared by the Board. The quarterly dividend payment dates on the Series A Preferred Stock are January 31, April 30, July 31 and October 31 of each year. During each of the nine-month periods ended September 30, 2023 and 2022, the Company paid preferred dividends of $4,366.

Common Stock

The Company has 500,000 authorized shares of common stock, $0.001 par value. As of September 30, 2023 and December 31, 2022, there were 65,565 and 65,518 outstanding shares of common stock, respectively.

Common stock dividend activity for the nine months ended September 30, 2023 is summarized in the following table:

		Applicable		Dividend	Dividends
Date Announced	Record Date	Quarter	Payment Date	Amount(1)	per Share

December 7, 2022	December 22, 2022	Q4 2022	January 9, 2023	$14,642	$0.21
March 10, 2023	March 24, 2023	Q1 2023	April 11, 2023	$14,688	$0.21
June 9, 2023	June 23, 2023	Q2 2023	July 11, 2023	$14,819	$0.21
September 8, 2023	September 22, 2023	Q3 2023	October 10, 2023	$14,819	$0.21
(1)	Includes distributions on outstanding LTIP Units and OP Units.

During the nine months ended September 30, 2023 and 2022, the Company paid total dividends on its common stock, LTIP Units and OP Units in the aggregate amount of $44,207 and $43,779, respectively.

As of September 30, 2023 and December 31, 2022, the Company had accrued dividend balances of $266 and $209 for dividends payable on the aggregate annual and long-term LTIP Units that are subject to retroactive receipt of dividends on the amount of LTIP Units ultimately earned. During the nine months ended September 30, 2023, $115 of dividends were accrued and $58 of dividends were paid related to these units. During the nine months ended September 30, 2022, the dividend accrual was reversed by $7 and $471 of dividends were paid related to these units.

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

In March 2022, the Company and the Operating Partnership entered into a Sales Agreement with certain sales agents, pursuant to which the Company may offer and sell, from time to time, up to $300 million of its common stock (the “ATM Program”). No shares were sold under the ATM Program during the nine months ended September 30, 2023.

OP Units

During the nine months ended September 30, 2023, the Operating Partnership issued 577 OP Units with a value of $5,482 in connection with a facility acquisition and did not redeem any OP Units. During the year ended December 31, 2022, the Operating Partnership did not issue any OP Units and redeemed 35 OP Units for shares of the Company’s common stock with an aggregate redemption value of $600.

As of September 30, 2023 and December 31, 2022, there were 2,244 and 1,667 OP Units issued and outstanding, respectively, with an aggregate value of $13,962 and $8,480, respectively. The OP Unit value at issuance and redemption is based on the Company’s closing share price on the date of the respective transaction and is included as a component of noncontrolling interest equity in the Company’s Condensed Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022. The Company has sufficient shares of common stock authorized pursuant to its charter to cover the redemption of outstanding OP Units.

Note 6 – Related Party Transactions

Related Party Balances

The amounts due from related parties as of September 30, 2023 and December 31, 2022 were $289 and $200, respectively. These balances primarily consist of taxes paid on behalf of LTIP Unit and OP Unit holders that are reimbursable to the Company. The Company had no amounts due to related parties as of September 30, 2023 and December 31, 2022.

Note 7 – Stock-Based Compensation

2016 Equity Incentive Plan

The 2016 Equity Incentive Plan, as amended (the “Plan”), is intended to assist the Company and its affiliates in recruiting and retaining employees of the Company, members of the Board, executive officers of the Company, and individuals who provide services to the Company and its affiliates.

The Plan is intended to permit the grant of both qualified and non-qualified options and the grant of stock appreciation rights, restricted stock, unrestricted stock, awards of restricted stock units, performance awards and other equity-based awards (including LTIP Units). Based on the grants outstanding as of September 30, 2023, there were 844 shares of common stock that remain available to be granted under the Plan. Units subject to awards under the Plan that are forfeited, cancelled, lapsed, or otherwise expired (excluding shares withheld to satisfy exercise prices or tax withholding obligations) are available for grant.

Time-Based Grants

During the nine months ended September 30, 2023, the following LTIP Units were issued by the Company:

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
			33.33% on May 10, 2025; and
			33.33% on May 10, 2026

During the nine months ended September 30, 2023, certain participants redeemed an aggregate of 47 vested LTIP Units for the Company’s common stock and forfeited an aggregate of 25 LTIP Units. A detail of the Company’s outstanding time-based LTIP Units as of September 30, 2023 is as follows:

Vested units	2,270
Unvested units	486
LTIP Units outstanding as of September 30, 2023	2,756

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

During the nine months ended September 30, 2023, certain participants forfeited an aggregate of 16 Performance Awards. Additionally, none of the 2020 Long-Term Awards were earned. A detail of the Performance Awards under the 2021, 2022 and 2023 programs as of September 30, 2023 is as follows:

2021 Long-Term Awards	67
2022 Long-Term Awards	96
2023 Annual Awards (1)	151
2023 Long-Term Awards (2)	154
Total target performance awards as of September 30, 2023	468
(1)	Approved by the Board on May 10, 2023. The number of target LTIP Units was based on the average closing price of the Company’s common stock reported on the New York Stock Exchange (“NYSE”) over the 15 trading days preceding the award date.
(2)	Approved by the Board on February 23, 2023. The number of target LTIP Units was based on the fair value of the Long-Term Awards as determined by an independent valuation consultant.

Annual Awards. The Annual Awards are subject to the terms and conditions of LTIP Annual Award Agreements (“LTIP Annual Award Agreements”) between the Company and each grantee.

The Compensation Committee of the Board (the “Compensation Committee”) and Board established performance goals for the year ending December 31, 2023, as set forth in the 2023 LTIP Annual Award Agreements (the “Performance Goals”) that will be used to determine the number of LTIP Units earned by each grantee. As of September 30, 2023, management estimated that the Performance Goals would be met at a 100% level and, accordingly, cumulative stock-based compensation expense during the three and nine months ended September 30, 2023 reflects management’s estimate that 100% of these awards will be earned. As soon as reasonably practicable following the end of the performance period, the Compensation Committee and Board will determine the extent to which the Company has achieved each of the Performance Goals (expressed as a percentage) and, based on such determination, will calculate the number of LTIP Units that each grantee is entitled to receive. Each grantee may earn up to 150% of the number of his/her target LTIP Units. Any 2023 Annual Award LTIP Units that are not earned will be forfeited and cancelled.

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

The Company incurred stock compensation expense of $1,185 and $3,020 for the three and nine months ended September 30, 2023, respectively, and $1,039 and $3,615 for the three and nine months ended September 30, 2022, respectively, related to the grants awarded under the Plan. Compensation expense is included within “General and Administrative” expense in the Company’s Condensed Consolidated Statements of Operations.

As of September 30, 2023, total unamortized compensation expense related to these awards of approximately $6.0 million is expected to be recognized over a weighted average remaining period of 1.5 years.

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

The Company recognized $35,487 and $108,003 of rental revenue related to operating lease payments for the three and nine months ended September 30, 2023, respectively, and $35,347 and $100,877 of rental revenue related to operating lease payments for the three and nine months ended September 30, 2022, respectively. Of these amounts, $1,704 and $5,563 relate to variable rental revenue for the three and nine months ended September 30, 2023, respectively, and $1,950 and $5,816 relate to variable rental revenue for the three and nine months ended September 30, 2022, respectively.

The aggregate annual cash to be received by the Company on the noncancelable operating leases related to its portfolio as of September 30, 2023 is as follows for the subsequent years ended December 31:

2023 (three months remaining)	$29,396
2024	113,130
2025	100,853
2026	91,721
2027	79,323
Thereafter	316,961
Total	$731,384

Information as Lessee

The Company entered into a new lease agreement for its corporate headquarters in Bethesda, Maryland. The lease had a commencement date of May 1, 2023 and expires on October 31, 2034. The Company’s total lease payment obligation over the life of the lease is approximately $7 million. The Company recorded a right of use asset and liability of $4,634 on May 1, 2023, the commencement date of the lease. The Company used a discount rate of approximately 6.5% which represented its incremental borrowing rate at the lease commencement date. Additionally, the Company has seven buildings located on land that is subject to operating ground leases with a weighted average remaining term of approximately 43 years. Rental payments on these leases are adjusted periodically based on either the CPI or on a pre-determined schedule. The monthly payments on a pre-determined schedule are recognized on a straight-line basis over the terms of the respective leases. Changes in the CPI are not estimated as part of our measurement of straight-line rental expense. The Company used a weighted average discount rate of approximately 7.5% to record the right of use assets and liabilities, which was derived, using a portfolio approach, from our assessment of the credit quality of the Company and adjusted to reflect secured borrowing, estimated yield curves and long-term spread adjustments over appropriate tenors. Some of the Company’s ground leases contain extension options and, where we determined it was reasonably certain that an extension would occur, they were included in our calculation of the right of use asset and liability. The Company recognized approximately $81 and $234 of ground lease expense during the three and nine months ended September 30, 2023, respectively, of which $43 and $124 was paid in cash. The Company recognized approximately $60 and $169 of ground lease expense during the three and nine months ended September 30, 2022, respectively, of which $32 and $104 was paid in cash.

The following table sets forth the undiscounted cash flows of our scheduled obligations for future lease payments on operating ground leases at September 30, 2023, and a reconciliation of those cash flows to the operating lease liability at September 30, 2023:

2023 (three months remaining)	$39
2024	679
2025	740
2026	757
2027	772
Thereafter	10,450
Total	13,437
Discount	(5,823)
Lease liability	$7,614

Tenant Concentration

During the nine months ended September 30, 2023, the Company’s rental revenues were derived from 268 tenants leasing 185 buildings. During this period there were no tenants with rental revenue that exceeded 10% of the Company’s rental revenue.

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

Forward-looking statements involve numerous risks and uncertainties and you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data or methods which may be incorrect or imprecise and we may not be able to realize them. We do not guarantee that the transactions and events described will happen as described (or that they will happen at all). The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

●	difficulties in identifying healthcare facilities to acquire (due to increased cost of capital, competition or otherwise) and completing such acquisitions;
●	defaults on or non-renewal of leases by tenants;
●	our ability to collect rents;
●	increases in interest rates and increased operating costs;
●	macroeconomic and geopolitical factors, including, but not limited to, inflationary pressures, interest rate volatility, distress in the banking sector, global supply chain disruptions and ongoing geopolitical conflicts and war;
●	the effects of the ongoing coronavirus (“COVID-19”) epidemic (including any related variants of the COVID-19 virus such as the Delta variant, Omicron variant, or others), which are highly uncertain, cannot be predicted and will depend upon future developments, including the severity of COVID-19, the duration of the outbreak and potential resurgences, plateaued or stagnant vaccination and booster rates, adequate testing and treatments and the prevalence of widespread immunity to COVID-19;
●	our ability to satisfy the covenants in our existing and any future debt agreements;
●	decreased rental rates or increased vacancy rates, including expected rent levels on acquired properties;
●	adverse economic or real estate conditions or developments, either nationally or in the markets in which our facilities are located;
●	our failure to generate sufficient cash flows to service our outstanding obligations;
●	our ability to satisfy our short and long-term liquidity requirements;

●	our ability to deploy the debt and equity capital we raise;
●	our ability to hedge our interest rate risk;
●	our ability to raise additional equity and debt capital on terms that are attractive or at all;
●	our ability to make distributions on shares of our common and preferred stock or to redeem our preferred stock;
●	expectations regarding the timing and/or completion of any acquisition;
●	expectations regarding the timing and/or completion of dispositions, and the expected use of proceeds therefrom;
●	general volatility of the market price of our common and preferred stock;
●	changes in our business or our investment or financing strategy;
●	our dependence upon key personnel, whose continued service is not guaranteed;
●	our ability to identify, hire and retain highly qualified personnel in the future;
●	the degree and nature of our competition;
●	changes in healthcare laws, governmental regulations, tax laws and similar matters;
●	changes in current healthcare and healthcare real estate trends;
●	changes in expected trends in Medicare, Medicaid and commercial insurance reimbursement trends;
●	competition for investment opportunities;
●	our failure to successfully integrate acquired healthcare facilities;
●	our expected capital and tenant improvement expenditures;
●	changes in accounting policies generally accepted in the United States of America (“GAAP”);
●	lack of, or insufficient amounts of, insurance;
●	other factors affecting the real estate industry generally;
●	changes in the tax treatment of our distributions;
●	our failure to maintain our qualification as a REIT for U.S. federal income tax purposes;
●	our ability to qualify for the safe harbor from the “100% Prohibited Transactions Tax” under the REIT rules with respect to our property dispositions; and
●	limitations imposed on our business due to, and our ability to satisfy, complex rules relating to REIT qualification for U.S. federal income tax purposes.

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

Overview

Global Medical REIT Inc. (the “Company,” “us,” “we,” or “our”) is a Maryland corporation and internally managed REIT that owns and acquires healthcare facilities and leases those facilities to physician groups and regional and national healthcare systems. We hold our facilities and conduct our operations through a Delaware limited partnership subsidiary named Global Medical REIT L.P. (the “Operating Partnership”). Our wholly owned subsidiary, Global Medical REIT GP LLC, is the sole general partner of our Operating Partnership and, as of September 30, 2023, we owned 92.91% of the outstanding common operating partnership units (“OP Units”) of our Operating Partnership, with an aggregate of 7.09% of the Operating Partnership owned by holders of long-term incentive plan units (“LTIP Units”) and third-party limited partners who contributed properties or services to the Operating Partnership in exchange for OP Units.

Our revenues are derived from the rental and operating expense reimbursement payments we receive from our tenants, and most of our leases are medium to long-term triple net leases with contractual rent escalation provisions. Our primary expenses are depreciation, interest, and general and administrative expenses. We finance our acquisitions with a mixture of debt and equity primarily from our cash from operations, borrowings under our Second Amended and Restated Credit Facility (the “Credit Facility”), and stock issuances.

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

Climate Change Risk

We take climate change and the risks associated with climate change seriously, including both physical and transitional risks. We utilize software to help us identify and measure the potential climate risk exposure for our properties. The software analysis summarizes the climate change-related risks, groups them by onset potential and identifies opportunities for risk mitigation. We prioritize energy efficiency and sustainability when evaluating investment opportunities and have begun to monitor our portfolio for climate risk factors. We utilize utility and energy audits that are performed by third-party engineering consultants during the due diligence phase of our acquisitions. The energy consumption data that we collect is used to assess our facilities’ carbon emission levels. Capturing and tracking this information may help inform future mitigation and remediation efforts when possible. To that end, we continue to explore ways to mitigate climate risk, should it be present, in our acquisition strategy, as well as ways to contribute to the reduction of climate impact through proactive asset management that looks for ways to incorporate renewable energy resources and energy utilization reduction.

We stand with our communities, tenants, and stockholders in supporting meaningful solutions that address this global challenge and contribute to the sustainability of our business objectives.

Impact of Increased Interest Rates and Inflation

After many years of low inflation, the U.S. inflation rate increased substantially during 2022 and has remained elevated in 2023. In response to elevated inflation, the U.S. Federal Reserve (the “Fed”) increased the target range for the Federal Funds Rate from 0.25% – 0.50% in the first quarter of 2022 to 5.25% – 5.50% as of June 2023. As of the Fed’s most recent meetings in September and November 2023, due primarily to a continued high rate of inflation as well as positive U.S. economic performance, the Fed maintained the target range for the Federal Funds Rate of 5.25% – 5.50%. Many market participants had anticipated that the high trajectory of interest rates during 2022 and throughout 2023 would lead to an economic recession towards the end of 2023 that would have caused the Fed to begin lowering the Federal Funds Rate. However, certain components of the U.S. economy have outperformed expectations and inflation continues to remain higher than the Fed’s target rate, which has caused the Fed to take a “wait-and-see” approach to monetary policy rather than beginning a process of lowering the Federal Funds Rate. The increase in the Federal Funds Rate, along with other actions taken by the Fed, had a ripple effect on other benchmark interest rates, including one-month term Secured Overnight Financing Rate (“SOFR”), which is the reference rate for our indebtedness under our Credit Facility. From the beginning of July 2023 through November 6, 2023, one-month term SOFR has increased from 5.06% to 5.32%, and the current forward curve anticipates that rates will be higher for a longer period of time than previous expectations. Such elevated SOFR results in higher interest costs on our floating rate borrowings, which negatively effects our operating profits and contributes to the delay in our ability to grow our investment portfolio.

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

Continuing Impact of COVID-19

The COVID-19 epidemic has affected the healthcare industry in many ways. Many stories exist about U.S. healthcare workers, especially nurses, experiencing burnout due to the length and severity of the epidemic, and this has caused many nurses and other medical professionals to switch jobs within the medical profession or quit the profession altogether. This phenomenon has led to material increases in labor costs for healthcare systems, especially hospital systems, as some employers have had to rely on higher cost contract nursing labor to sustain their businesses. This increase in labor costs, among various other factors, contributed to the rapid increase in inflation during 2022, which remained elevated through the third quarter of 2023.

Furthermore, the continued spread of variants and subvariants of COVID-19 in the U.S. has prolonged the COVID-19 epidemic, which could continue to disrupt our operations and the operations of our tenants and third-party service providers.

Executive Summary

The following table summarizes the primary changes in our business and operations during the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(in thousands, except per share and unit amounts)
Rental revenue	$35,487	$35,347	$108,003	$100,877
Depreciation and amortization expense	$14,195	$14,415	$43,890	$41,630
Interest expense	$7,170	$6,963	$23,909	$17,166
General and administrative expense	$4,367	$3,961	$12,633	$12,494
Gain on sale of investment properties	$2,289	$6,753	$15,560	$6,753

Net income attributable to common stockholders per share	$0.05	$0.12	$0.24	$0.20
FFO per share and unit(1)	$0.22	$0.23	$0.64	$0.70
AFFO per share and unit(1)	$0.23	$0.25	$0.69	$0.74
Dividends per share of common stock	$0.21	$0.21	$0.63	$0.63

Weighted average common stock outstanding	65,565	65,518	65,545	65,443
Weighted average OP Units outstanding	2,244	1,668	2,020	1,669
Weighted average LTIP Units outstanding	2,757	2,539	2,697	2,442
Total weighted average shares and units outstanding	70,566	69,725	70,262	69,554
(1)	See “—Non-GAAP Financial Measures,” for a description of our non-GAAP financial measures and a reconciliation of our non-GAAP financial measures.

	As of
	September 30,	December 31,
	2023	2022

	(dollars in thousands)
Investment in real estate, gross	$1,425,006	$1,484,177
Total debt, net	$617,606	$694,119
Weighted average interest rate	3.78%	4.20%
Total equity (including noncontrolling interest)	$633,648	$649,065
Net leasable square feet	4,747,336	4,895,635

Our Properties

Completed Acquisitions

During the nine months ended September 30, 2023 we completed one acquisition encompassing 18,698 leasable square feet for a contractual purchase price of $6.7 million with annualized base rent of $0.5 million. We funded this acquisition primarily through the issuance of OP Units to the seller. As of September 30, 2023, our portfolio consisted of gross investment in real estate of $1.4 billion, with an aggregate of 4.7 million leasable square feet and an aggregate $111.4 million of annualized base rent.

Completed Property Dispositions

During the nine months ended September 30, 2023, the Company completed three dispositions that generated aggregate gross proceeds of $80.5 million, resulting in an aggregate gain of $15.6 million.

Capital Raising Activity

In March 2022, the Company and the Operating Partnership entered into a Sales Agreement with certain sales agents, pursuant to which we may offer and sell, from time to time, up to $300 million of our common stock (the “ATM Program”). No shares were sold under the ATM Program during the nine months ended September 30, 2023.

Debt Activity

During the nine months ended September 30, 2023, we borrowed $38.1 million under the Credit Facility and repaid $115.4 million, for a net amount repaid of $77.3 million. During the nine months ended September 30, 2022, we borrowed $127.1 million under the Credit Facility and repaid $5.0 million, for a net amount borrowed of $122.1 million. As of September 30, 2023, the net outstanding Credit Facility balance was $560.8 million and as of November 6, 2023, we had unutilized borrowing capacity under the Revolver of $317.6 million.

Trends Which May Influence Our Results of Operations

We believe the following trends may positively impact our results of operations:

●	An aging population. According to the 2020 U.S. Census, the nation’s 65-and-older population has grown rapidly since 2010, driven by the aging of Baby Boomers born between 1946 and 1964. The 65-and-older population grew by over a third during the past decade, and by 3.2% from 2018 to 2019. We believe this segment of the U.S. population will utilize many of the services provided at our healthcare facilities such as orthopedics, cardiac, gastroenterology and rehabilitation.

●	A continuing shift towards outpatient care. According to the American Hospital Association, patients are demanding more outpatient operations. We believe this shift in patient preference from inpatient to outpatient facilities will benefit our tenants as most of our properties consist of outpatient facilities.

●	Physician practice group and hospital consolidation. We believe the trend towards physician group consolidation will serve to strengthen the credit quality of our tenants if our tenants merge or are consolidated with larger health systems.

We believe the following trends may negatively impact our results of operations:

●	Increased interest rate and inflation environment and cost of capital. Due to components of the U.S. economy outperforming and persistently high inflation, the Fed has maintained the Federal Funds Rate at 5.25% to 5.50% during a period when many were expecting the Fed to begin lowering the Federal Funds Rate. Due to this interest rate environment, term SOFR, which is the reference rate for our floating rate debt, is not expected to reach its peak rate of 5.39% until February 2024 (based on the term SOFR forward curve as of November 1, 2023) as opposed to November 2023 (which was the projected peak rate time based on the SOFR forward curve as of August 2, 2023).

Continued elevated inflation and interest rates have contributed to a continued lull in the common stock prices of many REITs, including the price of the Company’s common stock. A continued low stock price and elevated interest rates have caused the Company’s cost of capital to remain elevated, which, in turn, has significantly reduced the ability to acquire assets that meet the Company’s investment requirements.

●	Continuation of the COVID-19 epidemic. The COVID-19 epidemic has affected the healthcare industry in many ways. Many stories exist about U.S. healthcare workers, especially nurses, experiencing burnout due to the length and severity of the epidemic, and this has caused many nurses and other medical professionals to switch jobs within the medical profession or quit their professions altogether. This phenomenon has led to material increases in labor costs for healthcare systems, especially hospital systems, as some employers have had to rely on higher costing contract nursing labor to sustain their businesses. The increase in labor costs, among various other factors, contributed to the rapid increase in inflation during 2022 and remained elevated through the third quarter of 2023. Furthermore, the continued spread of variants and subvariants of COVID-19 in the U.S. has prolonged the COVID-19 epidemic.

●	Changes in third party reimbursement methods and policies. The price of healthcare services has been increasing, and, as a result, we believe that third-party payors, such as Medicare and commercial insurance companies, will continue to scrutinize and reduce the types of healthcare services eligible for, and the amounts of, reimbursement under their health insurance plans. Additionally, many employer-based insurance plans continue to increase the percentage of insurance premiums for which covered individuals are responsible, which makes healthcare services more expensive for individuals. We expect these trends will only be exacerbated by the COVID-19 epidemic, as medical expenditures increased significantly during the epidemic. If these trends continue, our tenants’ businesses will continue to be negatively affected, which may impact their ability to pay rent to us.

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

Consolidated Results of Operations

The major factors that resulted in differences in our financial results for the three and nine months ended September 30, 2023, compared to the same periods in 2022, were higher interest rates, significantly lower acquisition activity and increased disposition activity. Regarding acquisitions, we completed one acquisition for a contractual purchase price of $6.7 million during the current nine month period compared to 14 completed acquisitions for an aggregate contractual purchase price of $148.9 million in the comparable prior year period. Regarding dispositions, we had three property dispositions during the current nine month period that generated aggregate gross proceeds of $80.5 million compared to one property disposition in the comparable prior year period that generated gross proceeds of $17.9 million. Our total investment in real estate, net of accumulated depreciation and amortization, was $1.2 billion as of September 30, 2023 compared to $1.3 billion as of September 30, 2022.

Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022

	Three Months Ended September 30,
	2023	2022	$ Change

	(in thousands)
Revenue
Rental revenue	$35,487	$35,347	$140
Other income	20	59	(39)
Total revenue	35,507	35,406	101

Expenses
General and administrative	4,367	3,961	406
Operating expenses	7,231	6,679	552
Depreciation expense	10,100	10,128	(28)
Amortization expense	4,095	4,287	(192)
Interest expense	7,170	6,963	207
Preacquisition expense	—	112	(112)
Total expenses	32,963	32,130	833
Income before gain from sale of investment properties	2,544	3,276	(732)
Gain on sale of investment properties	2,289	6,753	(4,464)
Net income	$4,833	$10,029	$(5,196)

Revenue

Total Revenue

Total revenue for the three months ended September 30, 2023 was $35.5 million, compared to $35.4 million for the same period in 2022, an increase of $0.1 million. The increase resulted primarily from the recognition of a full three months of rental revenue in the three months ended September 30, 2023 from acquisitions that were completed during the three months ended September 30, 2022, partially offset by the impact of property dispositions. Within that increase, $5.3 million in revenue was recognized from net lease expense recoveries during the three months ended September 30, 2023, compared to $5.0 million for the same period in 2022.

Expenses

General and Administrative

General and administrative expenses for the three months ended September 30, 2023 were $4.4 million, compared to $4.0 million for the same period in 2022, an increase of $0.4 million. The increase resulted from an increase in non-cash LTIP compensation expense, which was $1.2 million for the three months ended September 30, 2023, compared to $1.0 million for the same period in 2022, and an increase in cash compensation and general corporate expenses.

Operating Expenses

Operating expenses for the three months ended September 30, 2023 were $7.2 million, compared to $6.7 million for the same period in 2022, an increase of $0.5 million. The increase resulted primarily from $5.3 million of recoverable property operating expenses incurred during the three months ended September 30, 2023, compared to $5.0 million for the same period in 2022. In addition, our operating expenses included $1.4 million of property operating expenses from gross leases for the three months ended September 30, 2023 and 2022.

Depreciation Expense

Depreciation expense for the three months ended September 30, 2023 and 2022 was $10.1 million. The recognition of a full three months of depreciation expense in the three months ended September 30, 2023 from acquisitions that were completed during the three months ended September 30, 2022 was offset by the impact of property dispositions.

Amortization Expense

Amortization expense for the three months ended September 30, 2023 was $4.1 million, compared to $4.3 million for the same period in 2022, a decrease of $0.2 million. The decrease resulted primarily from the impact of property dispositions, partially offset by the recognition of a full three months of amortization expense in the three months ended September 30, 2023 from acquisitions that were completed during the three months ended September 30, 2022.

Interest Expense

Interest expense for the three months ended September 30, 2023 was $7.2 million, compared to $7.0 million for the same period in 2022, an increase of $0.2 million. This increase was due to higher interest rates during the three months ended September 30, 2023, compared to the same period in 2022.

The weighted average interest rate of our debt for the three months ended September 30, 2023 was 3.98% compared to 3.65% for the same period in 2022. Additionally, the weighted average interest rate and term of our debt was 3.78% and 3.1 years at September 30, 2023.

Income Before Gain on Sale of Investment Properties

Income before gain on sale of investment properties for the three months ended September 30, 2023 was $2.5 million, compared to $3.3 million for the same period in 2022, a decrease of $0.8 million.

Gain on Sale of Investment Properties

In August 2023, we sold a medical office building located in North Charleston, South Carolina receiving gross proceeds of $10.1 million, resulting in a gain of $2.3 million.

In July 2022, we sold a medical office building located in Germantown, Tennessee receiving gross proceeds of $17.9 million, resulting in a gain of $6.8 million.

Net Income

Net income for the three months ended September 30, 2023 was $4.8 million, compared to $10.0 million for the same period in 2022, a decrease of $5.2 million.

Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022

	Nine Months Ended September 30,
	2023	2022	$ Change

	(in thousands)
Revenue
Rental revenue	$108,003	$100,877	$7,126
Other income	85	100	(15)
Total revenue	108,088	100,977	7,111

Expenses
General and administrative	12,633	12,494	139
Operating expenses	21,989	18,050	3,939
Depreciation expense	31,062	29,428	1,634
Amortization expense	12,828	12,202	626
Interest expense	23,909	17,166	6,743
Preacquisition expense	44	242	(198)
Total expenses	102,465	89,582	12,883
Income before gain from sale of investment properties	5,623	11,395	(5,772)
Gain on sale of investment properties	15,560	6,753	8,807
Net income	$21,183	$18,148	$3,035

Revenue

Total Revenue

Total revenue for the nine months ended September 30, 2023 was $108.1 million, compared to $101.0 million for the same period in 2022, an increase of $7.1 million. The increase resulted primarily from the recognition of a full nine months of rental revenue in the nine months ended September 30, 2023 from acquisitions that were completed during the nine months ended September 30, 2022, partially offset by the impact of property dispositions. Within that increase, $15.5 million in revenue was recognized from net lease expense recoveries during the nine months ended September 30, 2023, compared to $13.4 million for the same period in 2022.

Expenses

General and Administrative

General and administrative expenses for the nine months ended September 30, 2023 were $12.6 million, compared to $12.5 million for the same period in 2022, an increase of $0.1 million. The increase resulted from an increase in cash compensation costs and general corporate expenses, partially offset by a reduction in non-cash LTIP compensation expense, which was $3.0 million for the nine months ended September 30, 2023, compared to $3.6 million for the same period in 2022.

Operating Expenses

Operating expenses for the nine months ended September 30, 2023 were $22.0 million, compared to $18.1 million for the same period in 2022, an increase of $3.9 million. The increase resulted primarily from $15.5 million of recoverable property operating expenses incurred during the nine months ended September 30, 2023, compared to $13.4 million for the same period in 2022. In addition, our operating expenses included $4.5 million of property operating expenses from gross leases for the nine months ended September 30, 2023, compared to $3.3 million for the same period in 2022.

Depreciation Expense

Depreciation expense for the nine months ended September 30, 2023 was $31.1 million, compared to $29.4 million for the same period in 2022, an increase of $1.7 million. The increase resulted primarily from the recognition of a full nine months of depreciation expense in the nine months ended September 30, 2023 from acquisitions that were completed during the nine months ended September 30, 2022, partially offset by the impact of property dispositions.

Amortization Expense

Amortization expense for the nine months ended September 30, 2023 was $12.8 million, compared to $12.2 million for the same period in 2022, an increase of $0.6 million. The increase resulted primarily from the recognition of a full nine months of amortization expense in the nine months ended September 30, 2023 from acquisitions that were completed during the nine months ended September 30, 2022, partially offset by the impact of property dispositions.

Interest Expense

Interest expense for the nine months ended September 30, 2023 was $23.9 million, compared to $17.2 million for the same period in 2022, an increase of $6.7 million. This increase was due to higher average borrowings as well as increased interest rates during the nine months ended September 30, 2023, compared to the same period in 2022.

The weighted average interest rate of our debt for the nine months ended September 30, 2023 was 4.22% compared to 3.18% for the same period in 2022. Additionally, the weighted average interest rate and term of our debt was 3.78% and 3.1 years at September 30, 2023.

Income Before Gain on Sale of Investment Properties

Income before gain on sale of investment properties for the nine months ended September 30, 2023 was $5.6 million, compared to $11.4 million for the same period in 2022, a decrease of $5.8 million.

Gain on Sale of Investment Properties

During the nine months ended September 30, 2023, we completed three dispositions. In August 2023, we sold a medical office building located in North Charleston, South Carolina receiving gross proceeds of $10.1 million, resulting in a gain of $2.3  million. In June 2023, we sold a portfolio of four medical office buildings located in Oklahoma City, Oklahoma receiving gross proceeds of $66.0 million, resulting in a gain of $12.8 million. In March 2023, we sold a medical office building located in Jacksonville, Florida receiving gross proceeds of $4.4 million, resulting in a gain of $0.5 million.

During the nine months ended September 30, 2022, we sold a medical office building located in Germantown, Tennessee receiving gross proceeds of $17.9 million, resulting in a gain of $6.8 million.

Net Income

Net income for the nine months ended September 30, 2023 was $21.2 million, compared to $18.1 million for the same period in 2022, an increase of $3.1 million.

Assets and Liabilities

As of September 30, 2023 and December 31, 2022, our principal assets consisted of investments in real estate, net, of $1.2 billion and $1.3 billion, respectively. We completed one acquisition during the nine months ended September 30, 2023 and sold six medical office buildings through three disposition transactions. Our liquid assets consisted primarily of cash and cash equivalents and restricted cash of $7.6 million and $14.5 million, as of September 30, 2023 and December 31, 2022, respectively.

The decrease in our cash and cash equivalents and restricted cash balances to $7.6 million as of September 30, 2023, compared to $14.5 million as of December 31, 2022, was primarily due to net repayments on our Credit Facility using funds from our property dispositions, funds used to pay dividends to our common and preferred stockholders and holders of OP Units and LTIP Units, and funds used for capital expenditures on existing real estate investments, partially offset by net proceeds received from the sale of investment properties and net cash provided by operating activities.

The decrease in our total liabilities to $668.9 million as of September 30, 2023 compared to $744.2 million as of December 31, 2022, was primarily the result of lower net borrowings outstanding.

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

In 2023, we are contractually obligated to pay, or have capital commitments for, principal and interest payments on our outstanding debt and ground and operating lease expenses. In addition:

●	If we decide to redeem our preferred stock, we would have to pay the liquidation preference of $77.6 million plus accrued dividends, fees and expenses.
●	If we decide to defease the Cantor Loan, we would be required to purchase an amount of U.S. Treasury securities equal to the defeasance amount, which as of November 6, 2023 was estimated be $0.4 million in excess of our loan balance, plus accrued interest, fees and expenses. Additionally, in connection with such a defeasance, approximately $8 million of escrow deposits would be returned to us.

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

Debt Financing

Credit Facility. Our Credit Facility consists of (i) the $350 million Term Loan A, (ii) the $150 million Term Loan B, and (iii) the $400 million Revolver. The Credit Facility also contains a $500 million accordion feature. As of November 6, 2023, we had unutilized borrowing capacity under the Credit Facility of $317.6 million.

The Credit Facility is an unsecured facility with a term of (i) four years (beginning on August 1, 2022) for the Revolver (subject to two, six-month extension options), (ii) five years for Term Loan A (beginning on its origination date of May 3, 2021), and (iii) five years and six months (beginning on August 1, 2022) for Term Loan B.

We are subject to a number of financial covenants under the Credit Facility, including, among other things, the following as of the end of each fiscal quarter, (i) a maximum consolidated unsecured leverage ratio of less than 60%, (ii) a maximum consolidated secured leverage ratio of less than 30%, (iii) a maximum consolidated secured recourse leverage ratio of less than 10%, (iv) a minimum fixed charge coverage ratio of 1.50:1.00, (v) a minimum unsecured interest coverage ratio of 1.50:1.00, (vi) a maximum consolidated leverage ratio of less than 60%, and (vii) a minimum net worth of $573 million plus 75% of all net proceeds raised through equity offerings subsequent to March 31, 2022. As of September 30, 2023, management believed it complied with all of the financial and non-financial covenants contained in the Credit Facility.

Other Fixed Debt. We also have $57.2 million in gross notes payable as of September 30, 2023. This debt is comprised of four instruments.

Hedging Instruments. We have ten interest rate swaps and three forward-starting interest rate swaps that are used to manage its interest rate risk.  A description of these swaps is below:

Term Loan A Swaps

As of September 30, 2023, six of our interest rate swaps related to Term Loan A. The combined notional value of these swaps is $350 million, with $200 million of the swaps maturing in August 2024 and the remaining $150 million maturing in April 2026. In addition, we have three forward starting interest rate swaps with a combined notional value of $200 million, each with a maturity date of April 2026, that will become effective on the August 2024 maturity date of the existing swaps. Currently, the Term Loan A swaps fix the SOFR component of Term Loan A at a rate of 1.50% through August 2024.From August 2024 to April 2026 the SOFR component of Term Loan A will be fixed at 1.36%.

Term Loan B Swaps

As of September 30, 2023, four of our interest rate swaps related to Term Loan B with a combined notional value of $150 million that fix the SOFR component on Term Loan B through January 2028 at 2.54%.

Total Fixed Debt. Our fixed debt totaled $557.2 million on a gross basis at September 30, 2023, with a weighted average interest rate of 3.42% based on our interest rate swaps and at current leverage. The weighted average maturity of our fixed debt was 3.0 years at September 30, 2023. Due to our forward swap structures, the weighted average interest rate on fixed debt outstanding as of September 30, 2023 is expected to improve over the next two years. Weighted average interest rates on the Company’s fixed debt are expected to decrease to approximately 3.35% in 2024, and 3.28% in 2025, based on the Company’s leverage at the end of the third quarter of 2023.

Cash Flow Information

Net cash provided by operating activities for the nine months ended September 30, 2023 was $50.3 million, compared to $58.2 million for the same period in 2022. The decrease during the 2023 period was primarily due to the decrease in income before gain on sale of investment properties.

Net cash provided by investing activities for the nine months ended September 30, 2023 was $70.7 million, compared to net cash used in investing activities of $135.8 million for the same period in 2022. During the 2023 period less funds were used to complete property acquisitions and we received net proceeds from the sale of investment properties.

Net cash used in financing activities for the nine months ended September 30, 2023 was $127.9 million, compared to net cash provided by financing activities of $78.4 million for the same period in 2022. During the 2023 period we completed no common equity offerings and therefore did not receive any equity offering proceeds and we made net repayments on our Credit Facility.

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

A reconciliation of net income to FFO and AFFO for the three and nine months ended September 30, 2023 and 2022 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(unaudited, in thousands except per share and unit amounts)
Net income	$4,833	$10,029	$21,183	$18,148
Less: Preferred stock dividends	(1,455)	(1,455)	(4,366)	(4,366)
Depreciation and amortization expense	14,161	14,387	43,796	41,547
Gain on sale of investment properties	(2,289)	(6,753)	(15,560)	(6,753)
FFO	$15,250	$16,208	$45,053	$48,576
Amortization of above market leases, net	234	221	812	735
Straight line deferred rental revenue	(721)	(1,018)	(2,363)	(3,245)
Stock-based compensation expense	1,185	1,039	3,020	3,615
Amortization of debt issuance costs and other	593	571	1,795	1,600
Preacquisition expense	—	112	44	242
AFFO	$16,541	$17,133	$48,361	$51,523

Net income attributable to common stockholders per share – basic and diluted	$0.05	$0.12	$0.24	$0.20
FFO per share and unit	$0.22	$0.23	$0.64	$0.70
AFFO per share and unit	$0.23	$0.25	$0.69	$0.74

Weighted Average Shares and Units Outstanding – basic and diluted	70,566	69,725	70,262	69,554

Weighted Average Shares and Units Outstanding:
Weighted Average Common Shares	65,565	65,518	65,545	65,443
Weighted Average OP Units	2,244	1,668	2,020	1,669
Weighted Average LTIP Units	2,757	2,539	2,697	2,442
Weighted Average Shares and Units Outstanding – basic and diluted	70,566	69,725	70,262	69,554

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

A reconciliation of net income to EBITDAre and Adjusted EBITDAre for the three and nine months ended September 30, 2023 and 2022 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(unaudited and in thousands)
Net income	$4,833	10,029	21,183	18,148
Interest expense	7,170	6,963	23,909	17,166
Depreciation and amortization expense	14,195	14,415	43,890	41,630
Gain on sale of investment properties	(2,289)	(6,753)	(15,560)	(6,753)
EBITDAre	$23,909	$24,654	$73,422	$70,191
Stock-based compensation expense	1,185	1,039	3,020	3,615
Amortization of above market leases, net	234	221	812	735
Preacquisition expense	—	112	44	242
Adjusted EBITDAre	$25,328	$26,026	$77,298	$74,783

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

As of September 30, 2023, we had $68.4 million of unhedged borrowings outstanding under the Revolver (before the netting of unamortized debt issuance costs) that bears interest at a variable rate. See “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Liquidity and Capital Resources” for a detailed discussion of our Credit Facility. At September 30, 2023, SOFR on our outstanding floating-rate borrowings was 5.32%. Assuming no increase in the amount of our variable interest rate debt, if SOFR increased 100 basis points, our cash flow would decrease by approximately $0.7 million annually. Assuming no increase in the amount of our variable rate debt, if SOFR were reduced 100 basis points, our cash flow would increase by approximately $0.7 million annually.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act that are designed to ensure that information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to management, including the principal executive and financial officer as appropriate, to allow timely decisions regarding required disclosures. Our principal executive officer and principal financial officer evaluated the effectiveness of disclosure controls and procedures as of September 30, 2023 pursuant to Rule 13a-15(b) under the Exchange Act. Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this Report, the Company’s disclosure controls and procedures were effective to ensure that information required to be included in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

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

Item 1A. Risk Factors

During the nine months ended September 30, 2023, there were no material changes to the risk factors that were disclosed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 1, 2023.

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

GLOBAL MEDICAL REIT INC.

Date: November 7, 2023	By:	/s/ Jeffrey M. Busch
Jeffrey M. Busch
Chief Executive Officer (Principal Executive Officer)

Date: November 7, 2023	By:	/s/ Robert J. Kiernan
Robert J. Kiernan
Chief Financial Officer (Principal Financial and Accounting Officer)