Form 10-K
period 2023-12-31
Global Medical REIT Inc.
filed 2024-02-28
CIK 1533615

F

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $564 million as of June 30, 2023.

As of February 26, 2024, there were 65,574,549 shares of the registrant’s common stock, par value of $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement filed in connection with the registrant’s 2024 Annual Meeting of Stockholders are incorporated by reference into Part III of the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023. The Registrant expects to file its definitive Proxy Statement with the United States Securities and Exchange Commission within 120 days after December 31, 2023.

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

Forward-looking statements involve numerous risks and uncertainties, and you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data or methods which may be incorrect or imprecise and we may not be able to realize them. We do not guarantee that the transactions and events described will happen as described (or that they will happen at all). The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

●	difficulties in identifying healthcare facilities to acquire (due to increased cost of capital, competition or otherwise) and completing such acquisitions;
●	defaults on or non-renewal of leases by tenants;
●	our ability to collect rents;
●	increases in interest rates and increased operating costs;
●	macroeconomic and geopolitical factors, including, but not limited to, inflationary pressures, interest rate volatility, distress in the banking sector, global supply chain disruptions and ongoing geopolitical conflicts and war;
●	an epidemic or pandemic (such as the COVID-19 pandemic), and the measures that international, federal, state and local governments, agencies, law enforcement and/or health authorities implement to address it;
●	our ability to satisfy the covenants in our existing and any future debt agreements;
●	decreased rental rates or increased vacancy rates, including expected rent levels on acquired properties;
●	adverse economic or real estate conditions or developments, either nationally or in the markets in which our facilities are located;
●	our failure to generate sufficient cash flows to service our outstanding obligations;
●	our ability to satisfy our short and long-term liquidity requirements;
●	our ability to deploy the debt and equity capital we raise;
●	our ability to hedge our interest rate risk;
●	our ability to raise additional equity and debt capital on terms that are attractive or at all;
●	our ability to make distributions on shares of our common and preferred stock or to redeem our preferred stock;
●	expectations regarding the timing and/or completion of any acquisition;
●	expectations regarding the timing and/or completion of dispositions, and the expected use of proceeds therefrom;

●	general volatility of the market price of our common and preferred stock;
●	changes in our business or our investment or financing strategy;
●	our dependence upon key personnel, whose continued service is not guaranteed;
●	our ability to identify, hire and retain highly qualified personnel in the future;
●	the degree and nature of our competition;
●	changes in healthcare laws, governmental regulations, tax laws and similar matters;
●	changes in current healthcare and healthcare real estate trends;
●	changes in expected trends in Medicare, Medicaid and commercial insurance reimbursement trends;
●	competition for investment opportunities;
●	our failure to successfully integrate acquired healthcare facilities;
●	our expected capital and tenant improvement expenditures;
●	changes in accounting policies generally accepted in the United States of America (“GAAP”);
●	lack of, or insufficient amounts of, insurance;
●	other factors affecting the real estate industry generally;
●	changes in the tax treatment of our distributions;
●	our failure to maintain our qualification as a real estate investment trust (“REIT”) for U.S. federal income tax purposes;
●	our ability to qualify for the safe harbor from the 100% prohibited transactions tax under the REIT rules with respect to our property dispositions; and
●	limitations imposed on our business due to, and our ability to satisfy, complex rules relating to REIT qualification for U.S. federal income tax purposes.

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

We elected to be taxed as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2016. We hold our facilities and conduct our operations through a Delaware limited partnership subsidiary, Global Medical REIT L.P. (the “Operating Partnership”). Our wholly owned subsidiary, Global Medical REIT GP LLC, is the sole general partner of our Operating Partnership and, as of December 31, 2023, we owned 92.91% of the outstanding common operating partnership units (“OP Units”) of our Operating Partnership, with an aggregate of 7.09% of the Operating Partnership owned by holders of long-term incentive plan units (“LTIP Units”) and third-party limited partners who contributed properties or services to the Operating Partnership in exchange for OP Units.

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

In June 2023, we released our second Corporate Social Responsibility Report, which detailed our progress and areas of focus in the ESG realm. The contents of our Corporate Social Responsibility Report are not incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC.

Our commitment to employee engagement remains a high-priority, as we continue to make accommodations for health, safety, and work-life balance, including at our headquarters which is LEED platinum certified and includes a fitness center, café and rooftop lounge.

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

Impact of Increased Interest Rates and Inflation

After many years of low inflation, the U.S. inflation rate increased substantially during 2022 and remained elevated during 2023. In response to elevated inflation, the U.S. Federal Reserve (the “Fed”) increased the target range for the Federal Funds Rate from 0.25% – 0.50% in the first quarter of 2022 to 5.25% – 5.50% as of January 2024. Many market participants had anticipated that the high trajectory of interest rates during 2022 and throughout 2023 would lead to an economic recession towards the end of 2023 that would have caused the Fed to begin lowering the Federal Funds Rate. However, certain components of the U.S. economy have outperformed expectations and inflation continues to remain higher than the Fed’s target rate, which has caused the Fed to take a “wait-and-see” approach to monetary policy rather than beginning a process of lowering the Federal Funds Rate. The increase in the Federal Funds Rate, along with other actions taken by the Fed, had a ripple effect on other benchmark interest rates, including one-month term Secured Overnight Financing Rate (“SOFR”), which is the reference rate for our indebtedness under our Second Amended and Restated Credit Facility (the “Credit Facility”). During 2023, one-month term SOFR increased from 4.36% to 5.36%. Such elevated SOFR results in higher interest costs on our floating rate borrowings, which negatively affects our operating profits and contributes to the delay in our ability to grow our investment portfolio.

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

Continuing Impact of COVID-19

The COVID-19 epidemic has affected the healthcare industry in many ways. Many stories exist about U.S. healthcare workers, especially nurses, experiencing burnout due to the length and severity of the epidemic, and this has caused many nurses and other medical professionals to switch jobs within the medical profession or quit the profession altogether. This phenomenon has led to material increases in labor costs for healthcare systems, especially hospital systems, as some employers have had to rely on higher cost contract nursing labor to sustain their businesses. This increase in labor costs, among various other factors, contributed to the rapid increase in inflation during 2022, which remained elevated through 2023.

Furthermore, the continued spread of variants and subvariants of COVID-19 in the U.S. has prolonged the COVID-19 epidemic, which could continue to disrupt our operations and the operations of our tenants and third-party service providers.

Our Properties

As of December 31, 2023, we had gross investments of approximately $1.4 billion in real estate properties, consisting of 185 buildings with an aggregate of (i) approximately 4.7 million leasable square feet and (ii) approximately $110.2 million of annualized base rent. The tables below summarize information about our portfolio as of December 31, 2023. Also see “Schedule III – Consolidated Real Estate and Accumulated Depreciation,” for additional information about our properties.

Summary of Investments by Type

The following table contains information about our portfolio by type of property as of December 31, 2023:

	Leasable Square	% of	Annualized Base Rent (ABR)
Type	Feet (LSF)	LSF	(in thousands)(1)	% of ABR
Medical Office Building (MOB) (2)	3,589,494	75.6%	$75,152	68.2%
Inpatient Rehab. Facility (IRF)	547,007	11.5%	20,518	18.6%
Surgical Hospital	108,674	2.3%	4,162	3.8%
Other (3)	503,451	10.6%	10,398	9.4%
Total	4,748,626	100.0%	$110,230	100.0%
(1)	Monthly base rent for December 2023, multiplied by 12 (or base rent net of annualized expenses for properties with gross leases).
(2)	Our MOB category includes buildings with special uses such as surgery centers, imaging, labs, urgent care, dialysis, and plasma centers, among others.
(3)	Other includes healthcare administrative office ($2,735), acute-care hospital ($2,541), long-term acute care hospital ($2,539), behavioral hospital ($1,372), free-standing emergency department ($992) and retail space ($219).

Geographic Concentration

The following table contains information regarding the geographic concentration of our portfolio as of December 31, 2023. Adverse economic or other conditions (including significant weather events) in the states that contain a high concentration of our facilities could adversely affect us. See “Risk Factors— We have significant geographic concentration in a small number of states, including Texas, Florida, Ohio, Pennsylvania, Arizona, and Illinois. Economic and other conditions that negatively affect those states and our tenants in those states could have a greater effect on our revenues than if our properties were more geographically diverse.”

	Leasable Square		Annualized Base Rent (ABR)
State	Feet (LSF)	% of LSF	(in thousands)(1)	% of ABR
Texas	727,176	15.3%	$20,577	18.7%
Florida	553,068	11.6%	11,631	10.6%
Ohio	418,533	8.8%	9,466	8.6%
Pennsylvania	286,339	6.0%	7,180	6.5%
Arizona	183,835	3.9%	6,759	6.1%
Illinois	308,813	6.5%	6,665	6.0%
Other (2)	2,270,862	47.9%	47,952	43.5%
Total	4,748,626	100.0%	$110,230	100.0%
(1)	Monthly base rent for December 2023, multiplied by 12 (or base rent net of annualized expenses for properties with gross leases).
(2)	Our remaining properties are located in 28 other states, with no state accounting for more than 5% of our ABR.

Significant Tenants

The following tenants each account for at least 5% of our annualized base rent as of December 31, 2023. Adverse changes to any of their financial conditions or our failure to renew our leases with these tenants could adversely affect us. See “Risk Factors— The inability of any of our significant tenants to pay rent to us could have a disproportionate negative affect on our revenues” and “Risk Factors—Most of our healthcare facilities are occupied by a single tenant, and we may have difficulty finding suitable replacement tenants in the event of a tenant default or non-renewal of our leases, especially for our healthcare facilities located in smaller markets.”

	Leasable Square		Annualized Base Rent (ABR)
Tenant	Feet (LSF)	% of LSF	(in thousands)(1)	% of ABR
LifePoint Health	157,151	3.3%	$7,754	7.0%
Encompass Health Corporation	254,006	5.3%	7,389	6.7%
Memorial Health System	155,600	3.3%	5,532	5.0%
Total	566,757	11.9%	$20,675	18.7%
(1)	Monthly base rent for December 2023, multiplied by 12 (or base rent net of annualized expenses for properties with gross leases).

Lease Expirations

The following table contains information regarding the lease expiration dates of the leases in our portfolio as of December 31, 2023.

				Annualized Base Rent (ABR)
Year	Number of Leases	Leased Square Feet		(in thousands)(1)	% of ABR
2024	76	665,487		$14,092	12.8%
2025	50	352,536		7,969	7.2%
2026	70	519,350		10,199	9.3%
2027	44	464,583		11,742	10.7%
2028	32	334,543		8,629	7.8%
2029	25	480,994		11,749	10.7%
2030	29	402,520		10,061	9.1%
2031	18	324,127		7,055	6.4%
2032	6	72,284		2,295	2.1%
2033	17	162,354		4,221	3.8%
Thereafter	29	802,633		22,218	20.1%
Total	396	4,581,411	(2)	$110,230	100.0%
(1)	Monthly base rent for December 2023, multiplied by 12 (or base rent net of annualized expenses for properties with gross leases).
(2)	The remaining 167,215 of leasable square feet, or 3.5% of our overall leasable square feet, is vacant.

Ground Leases

As of December 31, 2023, we had seven buildings located on land that is subject to operating ground leases, representing approximately 3.9% of our total leasable square feet and approximately 4.3% of our December 2023 annualized base rent. The ground leases subject these properties to certain restrictions, including restrictions on our ability to re-let such facilities to tenants not affiliated with the ground lessor, rights of first offer and refusal with respect to sales of the facilities and restrictions that limit the types of medical procedures that may be performed at the facilities.

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

Dispositions

We believe in certain circumstances dispositions help to strengthen our portfolio and provide cash flow and gains from the sales that can be used for re-investment or to reduce indebtedness.

During the year ended December 31, 2023, we completed three dispositions. In August 2023, we sold a medical office building located in North Charleston, South Carolina receiving gross proceeds of $10.1 million, resulting in a gain of $2.3 million. In June 2023, we sold a portfolio of four medical office buildings located in Oklahoma City, Oklahoma receiving gross proceeds of $66.0 million, resulting in a gain of $12.8 million. In March 2023, we sold a medical office building located in Jacksonville, Florida receiving gross proceeds of $4.4 million, resulting in a gain of $0.5 million.

Qualification as a REIT

We elected to be taxed as a REIT commencing with our taxable year ended December 31, 2016. Subject to a number of significant exceptions, a corporation that qualifies as a REIT generally is not subject to U.S. federal income tax on income and gains that it distributes to its stockholders, thereby reducing its corporate-level taxes. In order to maintain our qualification as a REIT, a substantial percentage of our assets must be qualifying real estate assets and a substantial percentage of our income must be rental revenue from real property or interest on mortgage loans. We believe that we have been organized and have operated in such a manner as to qualify for taxation as a REIT, and we intend to continue to operate in such a manner. However, we cannot provide assurances that we will continue to operate in a manner to remain qualified as a REIT.

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

Human Capital Resources

Our success is dependent on the success of our employees. As of December 31, 2023, the Company had 26 employees.

We support diversity, equality, and inclusion in our workforce.  As of December 31, 2023, 46% of our workforce were women and 38% of our workforce was ethnically diverse. We believe we offer a competitive pay and benefits package, with nearly all of our employees participating in our equity incentive plans. We also foster the development of our employees’ expertise and skillsets, and encourage our employees to build new skill sets, such as in the ESG space. We have established policies to provide a safe, harassment-free work environment and have fostered a corporate culture based on fair and equal treatment. As a result, we believe our employees are committed to building strong, innovative and long-term relationships with each other and with our tenants. Our employees at our corporate office are permitted to work remotely.

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

ITEM 1A.  RISK FACTORS

The following summarizes the material risks of purchasing or owning our securities. Our business, financial condition and/or results of operations and our ability to make distributions to our stockholders may be materially adversely affected by the nature and impact of these risks. In such case, the market value of our securities could be detrimentally affected, and investors may lose part or all of the value of their investment. You should carefully consider the risks and uncertainties described below in this Item 1A, “Risk Factors” included in this Annual Report on Form 10-K. These risks include, but are not limited to, the following:

●	We are dependent on our tenants for our revenues. Our tenants face a wide range of business risks, including economic, competitive, government reimbursement and regulatory risks, any of which could cause our tenants to be unable to pay rent to us.

●	We finance a portion of our portfolio with unhedged floating-rate debt from our Credit Facility. The rapid increase in inflation during 2022, which remained elevated during 2023, led to a rapid increase in market interest rates, which materially increased the interest rate on our floating rate debt. In addition to interest rate risk, we are subject to additional risks associated with our Credit Facility generally, including covenant restrictions.

●	Our assets are concentrated in healthcare-related facilities, making us more economically vulnerable to specific industry-related risks than if our assets were diversified across different industries.

●	The inability of any of our significant tenants to pay rent to us could have a disproportionate negative affect on our business.

●	Most of our healthcare facilities are occupied by a single tenant, and we may have difficulty finding suitable replacement tenants in the event of a tenant default or non-renewal of our leases, especially for our healthcare facilities located in smaller markets.

●	Our tenants’ businesses have in the past and could again in the future be materially and adversely affected by the effects of the COVID-19 virus, including labor shortages that have resulted from nurses and other medical personnel switching jobs within the medical profession or quitting the medical profession altogether, and other viruses or pandemics could cause similar effects in the future.

●	We have significant geographic concentration in a small number of states, including Texas, Florida, Ohio, Pennsylvania, Arizona, and Illinois. Economic and other conditions that negatively affect those states and our tenants in those states could have a greater effect on our revenues than if our properties were more geographically diverse.

●	We rely on external sources of capital to fund future capital needs, and, if we encounter difficulty in obtaining such capital, we may not be able to make future acquisitions necessary to grow our business or meet maturing obligations.

●	Subject to certain requirements under Maryland law and REIT requirements, the Board has sole discretion to determine if we will pay distributions and the amount and frequency of such distributions, and past distribution amounts may not be indicative of future distribution amounts.

●	Failure to remain qualified as a REIT would cause us to be taxed as a regular corporation, which would substantially reduce funds available for distributions to our stockholders.

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

As of December 31, 2023, the annualized base rent from our top three tenants represented approximately 19% of our portfolio-wide annualized base rent, including our LifePoint Health facilities, which comprised approximately 7% of our annualized base rent; our Encompass facilities, which comprised approximately 7% of our annualized base rent; and our Memorial Health facilities, which comprised approximately 5% of our annualized base rent.

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

COVID-19 has affected the healthcare industry in many ways.  Many stories exist about U.S. healthcare workers, especially nurses, experiencing burnout due to the length and severity of the pandemic, and this has caused many nurses and other medical professionals to switch jobs within the medical profession or quit the profession altogether. This phenomenon has led to material increases in labor costs for healthcare systems, especially hospital systems, as employers have had to rely on contract nursing labor to sustain their businesses. If these labor shortages are not rectified at reasonable cost, healthcare practices, including our tenants, may continue to experience staffing shortages or increased labor and recruitment costs, which could negatively impact their businesses and their ability to pay rents to us.  Additionally, the volatility of COVID-19, its variants and its subvariants are unpredictable and there are no assurances that new variants and subvariants will not emerge in the future. Other viruses or pandemics could also cause similar effects in the future.

An epidemic or pandemic (such as the outbreak and worldwide spread of COVID-19), and the measures that international, federal, state and local governments, agencies, law enforcement and/or health authorities implement to address it, may precipitate or materially exacerbate one or more of the other risks, and may significantly disrupt our business.

An epidemic or pandemic could have a material and adverse effect on or cause disruption to our business, financial condition, results of operations, our ability to make distributions to our stockholders and the trading price of our common and preferred stock due to, among other factors:

●	The inability to access debt and equity capital on favorable terms, if at all, or a severe disruption and instability in the global financial markets or deteriorations in credit and financing conditions may affect our access to capital necessary to fund business operations, pursue acquisition opportunities, refinance existing debt, reduce our ability to make cash distributions to our stockholders and increase our future interest expense;
●	The potential negative impact on the health of our employees, particularly if a significant number are impacted, or the impact of government actions or restrictions, including stay-at-home orders, restricting access to our corporate office, could result in a deterioration in our ability to ensure business continuity during a disruption; and
●	Disruptions to the operations of our third-party service providers due to labor shortages and remote-work arrangements or other measures could result in the reduction in the availability, capacity and/or efficiency of the services upon which we depend for our operations, including the services we use to complete our property acquisitions.

Our leases are generally medium-to-long-term leases with annual rent escalators, however, some of our debt financing is subject to floating interest rates. Recent increases in interest rates have not been matched by an increase in our rent payments, which has exposed us to a funding imbalance.

Our revenues are generated by our leases, which are typically medium-to-long-term leases with fixed rental rates, subject to annual rent escalators. The unhedged portion of our Credit Facility debt is subject to SOFR, which has increased substantially since early 2022 and continued to rise in 2023. The generally fixed nature of revenues and the variable rate of our debt obligations create interest rate risk for us. Increases in interest rates have not been matched by increases in our rental income, which has increased our expenses and has materially adversely affected our business, financial condition, results of operations and the trading price of our common and preferred stock. Further increases in interest rates may have a material, adverse effect on our ability to make distributions to our stockholders.

The bankruptcy of any of our tenants could bar our efforts to collect pre-bankruptcy debts from the tenant or evict the tenant and take back control of the property.

Any bankruptcy filings by or relating to one of our tenants could bar all efforts by us to collect pre-bankruptcy debts from that tenant or evict the tenant and take back control of the property, unless we receive an order permitting us to do so from a bankruptcy court, which we may be unable to obtain. A tenant bankruptcy could also delay our efforts to collect past-due balances under the relevant leases and could ultimately preclude full collection of these sums. If a tenant rejects the lease while in bankruptcy, we would have only a general unsecured claim for pre-petition damages. Any unsecured claim that we hold may be paid only to the extent that funds are available and only in the same percentage as is paid to all other holders of unsecured claims. It is possible that we may recover substantially less than the full value of any unsecured claims that we hold, or nothing at all, which may have a material adverse effect on our business, financial condition, results of operations, our ability to make distributions to our stockholders and the trading price of our common stock and preferred stock. Furthermore, dealing with a tenant bankruptcy or other default may divert management’s attention and cause us to incur substantial legal and other costs.

The physical effects of climate change could have a material adverse effect on our properties.

The physical effects of climate change could have a material adverse effect on our facilities, operations, and business. To the extent climate change causes changes in weather patterns, markets where our properties are located could experience increases in storm intensity, rising sea-levels, and changes in precipitation, temperature, and air quality. Over time, these conditions could result in physical damage to, or declining demand for, our properties or our inability to operate the facilities at all. Climate change may also indirectly affect our business by increasing the cost of (or making unavailable) property insurance on terms we find acceptable, increasing the cost of energy and increasing the risk of flooding our properties. Should the impact of climate change be severe or occur for lengthy periods of time, our business, financial condition, results of operations, or our ability to make distributions to our stockholders and the trading price of our common and preferred stock could be materially adversely impacted.

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

As of December 31, 2023, leases representing 12.8%, 7.2% and 9.3% of our portfolio annualized base rent expire in 2024, 2025 and 2026, respectively. Most of our healthcare facilities are occupied by a single tenant. Following expiration of a lease term or if we exercise our right to replace a tenant in default, rental payments on the related healthcare facilities could decline or cease altogether while we reposition such healthcare facility with a suitable replacement tenant. We also might not be successful in identifying suitable replacement tenants or entering into triple-net leases with new tenants on a timely basis, on favorable terms, or at all. Additionally, we may be required to fund certain expenses and obligations (e.g., real estate taxes, debt costs and maintenance expenses) to preserve the value of, and avoid the imposition of liens on, our healthcare facilities while they are being repositioned. Our ability to reposition our healthcare facilities with a suitable tenant could be significantly delayed or limited by state licensing, receivership, CON or other laws, as well as by the Medicare and Medicaid change-of-ownership rules. We could also incur substantial additional expenses in connection with any licensing, receivership or change-of-ownership proceedings. In addition, our ability to locate suitable replacement tenants could be impaired by the specialized healthcare uses or contractual restrictions on use of the healthcare facilities, and we may be required to spend substantial amounts to adapt the healthcare facilities to other uses. Any such delays, limitations and expenses could adversely impact our ability to collect rent, obtain possession of leased healthcare facilities or otherwise exercise remedies for tenant default, which, in turn, could have a material adverse effect on our business, financial condition and results of operations, our ability to make distributions to our stockholders and the trading price of our common and preferred stock.

All these risks may be greater in smaller markets, where there may be fewer potential replacement tenants, making it more difficult to replace tenants, especially for specialized space.

We have significant geographic concentration in a small number of states, including Texas, Florida, Ohio, Pennsylvania, Arizona, and Illinois. Economic and other conditions that negatively affect those states and our tenants in those states could have a greater effect on our revenues than if our properties were more geographically diverse.

As of December 31, 2023, approximately 19%, 11%, 9%, 7%, 6%, and 6% of our total annualized base rent was derived from properties located in Texas, Florida, Ohio, Pennsylvania, Arizona, and Illinois, respectively. As a result of this geographic concentration, we are particularly exposed to downturns in these states’ economies or other changes in local real estate market conditions. Any material changes in the current payment programs or regulatory, economic, environmental or competitive conditions in these states could have an amplified effect on our business, financial condition and results of operations, our ability to make distributions to our stockholders and the trading price of our common and preferred stock than if our properties were more geographically diverse.

We may be unable to successfully enter into definitive purchase or sale agreements for, or close the acquisition or sale of, the properties in our investment pipeline or our portfolio.

There is no assurance that we will successfully enter into definitive purchase agreements for the facilities in our investment pipeline or definitive sale agreements for current properties we wish to sell. We or a counterparty could also determine through due diligence that a prospective facility does not meet our or their investment standards. We also may be unable to come to an agreement with the seller or buyer for the purchase or sale of the facility. Additionally, there is no assurance that we will successfully close an acquisition or sale once a purchase or sale agreement has been signed. After a purchase or sale agreement has been signed, we (or the buyer in the case of a sale transaction) typically have a due diligence period of 45 to 60 days. If we or a buyer identify problems with the property or the operator during our or their due diligence review, we or they may terminate the purchase or sale agreement and not close. Failure to close acquisitions or dispositions under contract could make it more difficult to grow or manage our portfolio, which could materially adversely affect on our business, financial condition and results of operations, our ability to make distributions to our stockholders and the trading price of our common and preferred stock.

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

We have seven buildings located on land that is subject to operating ground leases, representing approximately 4.3% of our December 2023 annualized base rent. These ground leases contain certain restrictions. These restrictions include limits on our ability to re-let the facilities, rights of purchase and rights of first offer and refusal with respect to sales of the healthcare facility and limits on the types of medical procedures that may be performed at the facilities. These restrictions could affect our returns on these facilities which, in turn, could materially adversely affect our business, financial condition and results of operations, our ability to make distributions to our stockholders and the trading price of our common and preferred stock.

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

We and our tenants face risks associated with security breaches, whether through cyber-attacks or cyber intrusions over the Internet, malware, computer viruses, attachments to emails, company insiders, or persons with access to our and our tenants’ systems, and other significant disruptions of our and our tenants’ information technology (“IT”) networks and related systems. Also, remote work arrangements may increase the risk of cybersecurity incidents, data breaches or cyber-attacks. The risk of a security breach or disruption, particularly through cyber-attack or cyber-intrusion, including by computer hackers, foreign governments and cyber-terrorists, has generally increased as the number, intensity, and sophistication of attempted attacks and intrusions from around the world have increased. Our and our tenants’ IT networks and related systems are essential to the operation of each of our businesses and our and our tenants’ ability to perform day-to-day operations (including maintaining confidential patient data). Although we make efforts to maintain the security and integrity of our IT networks and related systems, and we have implemented various measures to manage the risk of a security breach or disruption, there can be no assurance that these security measures will be effective or that attempted security breaches or disruptions would not be successful or damaging. Additionally, our tenants may not have enough risk mitigation measures in place or, even if they do, such measures may not be effective. Even the most well protected information, networks, systems, and facilities remain potentially vulnerable because the techniques used in such attempted security breaches evolve and generally are not recognized until launched against a target, and in some cases are designed not to be detected and may not be detected. Accordingly, we and our tenants may be unable to anticipate these techniques or to implement adequate security barriers or other preventative measures, and it is therefore impossible to entirely mitigate the risk.

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

Risks Related to our Financings

We finance a portion of our portfolio with unhedged floating-rate debt from our Credit Facility. The rapid increase in inflation during 2022, which remained elevated during 2023, led to a rapid increase in market interest rates, which materially increased the interest rate on our floating rate debt.  In addition to interest rate risk, we are subject to additional risks associated with our Credit Facility generally, including covenant restrictions.

As of December 31, 2023, the balance of the revolver component of our Credit Facility (the “Revolver”) was $92.4 million, which represented approximately 15% of our total outstanding indebtedness at December 31, 2023. The rapid increase in inflation during 2022, which remained elevated during 2023, has led to a dramatic increase in market interest rates as the Fed has implemented a series of interest rate increases to curb the inflation rate. As a result, the one-month term SOFR, which serves as the base rate for the Revolver, increased from just over 0% at the start of 2022 to 5.36% in December 2023. The increase in interest rates has caused our borrowing costs to materially increase, which has, among other things, increased our cost of capital (which has affected our ability to acquire assets) and decreased our earnings, liquidity, cash available to make distributions to our stockholders and the trading price of our common and preferred stock.

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

We use derivative instruments to hedge exposure to changes in interest rates on certain of our variable rate loans. As of December 31, 2023, we had 13 interest rate swap agreements with a total notional amount of $500 million that fixed the SOFR component of the interest rate on the $350 million and $150 million term loan components under our Credit Facility (the “Term Loans”). There is no assurance that our hedging instruments will adequately mitigate our interest rate risk or that our hedging strategy will not result in losses. Additionally, a hedging counterparty may fail to honor its obligations to us. If our interest rate hedges are unsuccessful in mitigating our interest rate risk, or if a hedging counterparty fails to honor its obligations to us, our borrowing costs would increase, which could, among other things, increase our cost of capital and decrease our earnings, liquidity, cash available to make distributions to our stockholders and the trading price of our common and preferred stock.

We finance our healthcare facilities with term indebtedness, and we may place term indebtedness on our healthcare facilities in the future. We may not be able to refinance such debt when due or may be unable to refinance such debt on favorable terms.

As of December 31, 2023, we had $611.2 million of indebtedness outstanding (net of unamortized debt issuance costs). We may also place indebtedness on our healthcare facilities in the future. We run the risk of being unable to refinance such debt (including our Credit Facility debt) when the loans come due or of being unable to refinance on favorable terms. If interest rates are higher when we refinance debt, our income could be reduced. We may be unable to refinance debt at appropriate times, which may require us to sell healthcare facilities on terms that are not advantageous to us or could result in the foreclosure of such healthcare facilities. Any of these events could have a material adverse effect on our business, financial condition, results of operations, our ability to make distributions to our stockholders and the trading price of our common and preferred stock.

We rely on external sources of capital to fund future capital needs, and, if we encounter difficulty in obtaining such capital, we may not be able to make future acquisitions necessary to grow our business or meet maturing obligations.

To maintain our qualification as a REIT, we are required, among other things, to distribute each year to our stockholders at least 90% of our taxable income, without regard to the deduction for dividends paid and excluding net capital gain. Because of this distribution requirement, we may not be able to fund our future capital needs from cash retained from operations, including capital needed to make investments and to satisfy or refinance maturing obligations. As a result, we expect to rely on external sources of capital, including debt and equity financing, to fund future capital needs. Our access to capital will depend upon several factors, many of which we have little or no control, including:

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

We conduct substantially all of our operations through our Operating Partnership. As of December 31, 2023, we owned 92.91% of the outstanding OP Units. Apart from this ownership interest in our Operating Partnership, we do not have any independent operations. As a result, we rely on distributions from our Operating Partnership to pay any dividends that we might declare on our common and preferred stock. We also rely on distributions from our Operating Partnership to meet our obligations. Stockholders’ claims will consequently be structurally subordinated to all existing and future liabilities and obligations (whether or not for borrowed money) of our Operating Partnership and its subsidiaries. Therefore, in the event of our bankruptcy, liquidation or reorganization, claims of our stockholders will be satisfied only after all of our and our Operating Partnership’s and its subsidiaries’ liabilities and obligations have been paid in full. If we do not receive enough funds from our Operating Partnership, our ability to make distributions to our stockholders and the trading price of our common and preferred stock may be materially, adversely affected.

Subject to certain requirements under Maryland law and REIT requirements, the Board has sole discretion to determine if we will pay distributions and the amount and frequency of such distributions, and past distribution amounts may not be indicative of future distribution amounts.

Any future distributions will be at the sole discretion of the Board and will depend upon a number of factors, including our actual and projected results of operations, the cash flow generated by our operations, funds from operations (“FFO”), adjusted FFO (“AFFO”), liquidity, our operating expenses, our debt service requirements, capital expenditure requirements for the properties in our portfolio, prohibitions and other limitations under our financing arrangements, our REIT taxable income, the annual REIT distribution requirements, restrictions on making distributions under Maryland law and such other factors as the Board deems relevant. We cannot assure you that our distribution policy will not change in the future or that the Board will continue to declare dividends at the same rate as in 2023.

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

Holders of shares of our common stock will generally not have any voting rights with respect to activities of our Operating Partnership, including issuances of additional OP Units in amounts that do not exceed 20% of our outstanding shares of common stock. As of December 31, 2023, we owned 92.91% of the outstanding OP Units. Our Operating Partnership may, in connection with our acquisition of healthcare facilities or otherwise, issue additional OP Units to third parties. Such issuances would reduce our ownership percentage in our Operating Partnership and could affect the amount of distributions made to us by our Operating Partnership and, therefore, the amount of distributions we can make to our stockholders.

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

Our success depends to a significant degree upon our executive officers and other key personnel. We rely on the services of Jeffrey Busch, our Chief Executive Officer and Chairman of the Board; Robert Kiernan, our Chief Financial Officer; Alfonzo Leon, our Chief Investment Officer; Danica Holley, our Chief Operating Officer; and Jamie Barber, our Secretary and General Counsel, to manage our operations. Additionally, we rely on several other key personnel to manage our day-to-day operations, including accounting and finance staff, acquisition and due diligence personnel, asset managers and facilities personnel.  We cannot guarantee that all, or any one of these key personnel, will remain affiliated with us, especially given the current tightness of the U.S. labor market, nor do we maintain key person life insurance on any person. Our failure to retain key employees and retain highly skilled managerial and operational personnel, could have a material adverse effect on our business, financial condition, results of operations, our ability to make distributions to our stockholders and the trading price of our common and preferred stock.

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

In addition, if we fail to qualify as a REIT for any taxable year, we will no longer be required to make distributions. As a result of all these factors, our failure to maintain our qualification as a REIT could impair our ability to expand our business and raise capital, and it could materially, adversely affect our business, financial condition, results of operations, our ability to make distributions to our stockholders and the trading price of our common and preferred stock.

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

We have engaged, and expect to engage in the future, in transactions in which we purchase healthcare facilities and lease them back to the sellers of such healthcare facilities. Although we have structured, and intend to continue to structure, any such sale-leaseback transaction so that the lease will be characterized as a “true lease” for U.S. federal income tax purposes, thereby allowing us to be treated as the owner of the healthcare facility for U.S. federal income tax purposes, we cannot assure you that the Internal Revenue Service (the “IRS”) will not challenge such characterization. If any sale-leaseback transaction is challenged as a partnership for U.S. federal income tax purposes, all of the payments that we receive from the tenant may not be treated as qualifying income for the 75% or 95% gross income tests required for REIT qualification and we may fail to maintain our qualification as a REIT as a result. If any sale-leaseback transaction is challenged as a financing transaction or loan for U.S. federal income tax purposes, we would not be treated as the owner of the applicable healthcare facility and our deductions for depreciation and cost recovery relating to such healthcare facility would be disallowed. As a result, the amount of our REIT taxable income could be recalculated, which might cause us to fail to meet the distribution requirement required for REIT qualification. Although we may be able to cure such failure by making a distribution in a subsequent taxable year and paying an interest charge, no assurance can be provided that we will be able to make the required distribution or pay the required interest charge. If we lose our REIT status, our business, financial condition, results of operations, ability to make distributions to our stockholders and the trading price of our common and preferred stock could be materially adversely affected.

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

We may satisfy the 90% distribution test with taxable distributions of our common stock. The IRS has issued Revenue Procedure 2017-45 authorizing elective cash/stock dividends to be made by publicly offered REITs. Pursuant to Revenue Procedure 2017-45, the IRS will treat the distribution of stock pursuant to an elective cash/stock dividend as a distribution of property under Section 301 of the Code (i.e., a dividend), as long as at least 20% of the total dividend is available in cash and certain other parameters detailed in the Revenue Procedure are satisfied.

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

To maintain our qualification as a REIT, we must satisfy two gross income tests, under which specified percentages of our gross income must be derived from certain sources, such as “rents from real property.” Rents paid to our Operating Partnership by third-party lessees and any TRS lessee that we may form in the future pursuant to the leases of our healthcare facilities will constitute substantially all of our gross income. For such rent to qualify as “rents from real property” for purposes of the gross income tests, the leases must be respected as true leases for U.S. federal income tax purposes and not be treated as service contracts, joint ventures or some other type of arrangement. If our leases are not respected as true leases for U.S. federal income tax purposes, we would fail to qualify as a REIT, which, in turn, could materially adversely affect our business, financial conditions, results of operations, ability to make distributions to our stockholders and the trading price of our common and preferred stock.

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

In order to maintain our qualification as a REIT for each taxable year, five or fewer individuals, as defined in the Code, may not own, beneficially or constructively, more than 50% in value of our issued and outstanding shares of capital stock at any time during the last half of a taxable year. Attribution rules in the Code determine if any individual or entity beneficially or constructively owns our shares of capital stock under this requirement. Additionally, at least 100 persons must beneficially own our shares of capital stock during at least 335 days of a taxable year for each taxable year. To help ensure that we meet these tests, our charter restricts the acquisition and ownership of shares of our capital stock.

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

We believe that our Operating Partnership will be treated as a partnership for U.S. federal income tax purposes. As a partnership, our Operating Partnership will not be subject to U.S. federal income tax on its income. Instead, each of its partners, including us, will be allocated, and may be required to pay tax with respect to, its share of our Operating Partnership’s income. We cannot assure you, however, that the IRS will not challenge the status of our Operating Partnership or any other subsidiary partnership in which we own an interest as a partnership for U.S. federal income tax purposes, or that a court would not sustain such a challenge. If the IRS were successful in treating our Operating Partnership or any such other subsidiary partnership as an entity taxable as a corporation for U.S. federal income tax purposes, we would fail to meet the gross income tests and certain of the asset tests applicable to REITs and, accordingly, we would likely cease to qualify as a REIT. Also, the failure of our Operating Partnership or any subsidiary partnership to qualify as a partnership for U.S. federal income tax purposes could cause it to become subject to U.S. federal and state corporate income tax, which, in turn, could materially adversely affect our business, financial condition, results of operations, ability to make distributions to our stockholders and the trading price of our common and preferred stock.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Information about cybersecurity risks and our risk management processes is collected, analyzed and considered as part of our overall enterprise risk management. The Company recognizes the critical importance of maintaining the trust and confidence of our tenants and business partners. The Board plays an active role in overseeing management of our risks, and cybersecurity represents an important component of the Company’s overall approach to risk management and oversight. We believe we have built a strong and collaborative risk management culture focused on awareness which supports appropriate understanding and management of our key risks. Each employee is accountable for identifying, monitoring and managing risk within their area of responsibility.

The Company maintains cybersecurity prevention and response plans and procedures (the “Cybersecurity Policies”) that set forth the Company’s plan to prevent, manage, report and resolve cybersecurity events. The Cybersecurity Policies set forth the Company’s policies and procedures for cybersecurity event prevention, including the Company’s (i) network and computer systems acceptable use policy, (ii) data backup procedures, (iii) business continuity plan, (iii) data retention policy, (iv) disaster recovery plan, (v) email use and security policy, (vi) network change management procedures, and (vii) password and authentication requirements policy. The Cybersecurity Policies also (i) provide indicators that Company employees should be aware of to recognize a cybersecurity event, (ii) outline the roles and responsibilities for Company employees and other third parties with respect to the Company’s cybersecurity incident response team (“CSIR Team”), (iii) set forth the steps to take in response to a cybersecurity incident, including reporting the incident, investigating the incident, preserving non-affected systems and data, informing, as appropriate, Senior Management (as defined below), insurance carriers, law enforcement and other parties that may be affected by the incident and (iv) maintaining business continuity.

The Company’s President and Chief Executive Officer, Chief Financial Officer and Treasurer, Chief Operating Officer and General Counsel and Secretary (“Senior Management”) are responsible for assessing and managing cybersecurity risks with the support of the entire CSIR Team, led by the Director of Operations/Risk Management. The Director of Operations/Risk Management is the

primary lead for monitoring the prevention, detection, mitigation and remediation of cybersecurity threats and incidents and ensuring that the Cybersecurity Policies are followed. Senior Management works collaboratively with the Director of Operations/Risk Management and the entire CSIR Team to implement a program designed to protect the Company’s information systems from cybersecurity threats and to promptly respond to any cybersecurity incidents in accordance with the Cybersecurity Policies. The CSIR Team also includes a third-party, on-demand IT support team, a Primary IT Support Contact, who is the technical response lead, a Primary Communications Contact responsible for handling external communications during and after an incident, as well as other delineated primary contacts in areas including, but not limited to, HR, Legal, Accounting, Asset Management and Acquisitions.

Pursuant to the Cybersecurity Policies, information security incidents must be reported, without delay, to the IT support team or the Director of Operations/Risk Management, who will then advise Senior Management of the incident. Senior Management will then report such threats and incidents to the Audit Committee, when appropriate.

Risk Management and Strategy

The Company’s cybersecurity program is focused on the following key areas:

●	Governance: As discussed in more detail under “Item 1C. Cybersecurity—Governance,” the Board’s oversight of cybersecurity risk management is supported by the Audit Committee of the Board (the “Audit Committee”), which regularly interacts with the Company’s management team.

●	Collaborative Approach: The Company has implemented a comprehensive, cross-functional approach to identifying, preventing and mitigating cybersecurity threats and incidents, while also implementing controls and procedures that provide for the prompt escalation of certain cybersecurity incidents so that decisions regarding the public disclosure and reporting of such incidents can be made by management in a timely manner.

●	Technical Safeguards: The Company deploys technical safeguards that are designed to protect information systems from cybersecurity threats, including firewalls, intrusion prevention and detection systems, anti-malware functionality and access controls, which are evaluated and improved through vulnerability assessments and cybersecurity threat intelligence.

●	Incident Response and Recovery Planning: The Company has established and maintains comprehensive incident response and recovery plans that fully address the response to a cybersecurity incident, and such plans are tested and evaluated on a regular basis.

●	Third-Party Risk Management: The Company maintains a comprehensive, risk-based approach to identifying and overseeing cybersecurity risks presented by third parties, including vendors, service providers and other external users of the Company’s systems, as well as the systems of third parties that could adversely impact the Company’s business in the event of a cybersecurity incident affecting those third-party systems.

●	Education and Awareness: The Company provides regular, mandatory training for personnel regarding cybersecurity threats as a means to equip personnel with effective tools to address cybersecurity threats, and to communicate evolving information security policies, standards, processes and practices.

The Company engages in the periodic assessment and testing of its policies, standards, processes and practices that are designed to address cybersecurity threats and incidents. These efforts include a wide range of activities, including audits, assessments, tabletop exercises, threat modeling, vulnerability testing and other exercises focused on evaluating the effectiveness of the Company’s cybersecurity measures and planning. The Company regularly engages third parties to perform assessments on its cybersecurity measures, including information security maturity assessments and independent reviews of the Company’s information security control environment and operating effectiveness. The results of such assessments and reviews are reported to the Audit Committee and the Board, and the Company adjusts its cybersecurity policies, standards, processes and practices as necessary based on the information provided by these assessments and reviews.

Governance

The Board, in coordination with the Audit Committee, oversees the Company’s cybersecurity risk management process. The Audit Committee has adopted a charter that provides that the Audit Committee has duties and responsibilities with respect to the oversight of the Company’s cybersecurity risk protocol (which includes oversight of risk assessment, risk management plan and process to control/monitor, business continuity plan, incident response, and disaster recovery).

There can be no assurance that our cybersecurity risk management program and processes, including our policies, controls or procedures, will be fully implemented, complied with or effective in protecting our systems and information.

To date, cybersecurity threats, including as a result of any previous cybersecurity incidents, have not materially affected and are not reasonably likely to affect the Company, including its business strategy, results of operations or financial condition. We face certain ongoing risks from cybersecurity risks that, if realized, are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. See “Risk Factors - We, our tenants, and our property managers face risks associated with security breaches through cyber-attacks, cyber-intrusions, or otherwise, as well as other significant disruptions of information technology networks and related systems.”

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

The Company declared and paid a dividend of $0.21 per share of common stock with respect to each quarter within the fiscal years ended December 31, 2023 and 2022. The declaration and payment of quarterly dividends remains subject to the review and approval of the Board, see “Risk Factors — Subject to certain requirements under Maryland law and REIT requirements, the Board has sole discretion to determine if we will pay distributions and the amount and frequency of such distributions, and past distribution amounts may not be indicative of future distribution amounts.”

Performance Graph

This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under Section 18, and shall not be deemed to be incorporated by reference into any filing of Global Medical REIT Inc. under the Securities Act or the Exchange Act.

The graph below compares the cumulative total return of our common stock, the S&P 500 Index, and the MSCI U.S. REIT Index from December 31, 2018 through December 31, 2023. The comparison assumes $100 was invested on December 31, 2018 in our common stock and in each of the foregoing indices and assumes reinvestment of dividends, as applicable. The MSCI U.S. REIT Index consists of equity REITs that are included in the MSCI US Investable Market 2500 Index, except for specialty equity REITS that do not generate a majority of their revenue and income from real estate rental and leasing operations. We have included the MSCI U.S. REIT Index because we believe that it is representative of the industry in which we compete and is relevant to an assessment of our performance.

Total Return Performance
300
250
200
150
100
50
Index Value
Global Medical REIT Inc.
S&P 500 Index
MSCI U.S. REIT Index
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23

	Period Ending
Index	12/31/18	12/31/19	12/31/20	12/31/21	12/31/22	12/31/23
Global Medical REIT Inc.	$100.00	$159.98	$169.20	$242.82	$139.91	$178.95
S&P 500 Index	$100.00	$131.49	$155.68	$200.37	$164.08	$207.21
MSCI U.S. REIT Index	$100.00	$125.84	$116.31	$166.39	$125.61	$142.87

As of February 26, 2024, there were 32 record holders, and 65,574,549 shares of common stock issued and outstanding. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares of record are held by banks, brokers, and other financial institutions. As of December 31, 2023 and 2022, there were 65,564,943 and 65,518,306 outstanding shares of common stock, respectively.

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

None.

ITEM 6.    [Reserved]

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our financial statements, including the notes to those financial statements, included elsewhere in this Report. Some of the statements we make in this section are forward-looking statements within the meaning of the federal securities laws. For a complete discussion of forward-looking statements, see the section in this Report entitled “Special Note Regarding Forward-Looking Statements.” Certain risk factors may cause actual results, performance, or achievements to differ materially from those expressed or implied by the following discussion. For a discussion of such risk factors, see the section in this Report entitled “Risk Factors.” Unless otherwise indicated, all dollar and share amounts in the following discussion are presented in thousands.

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

Overview

Global Medical REIT Inc. (the “Company,” “us,” “we,” or “our”) is a Maryland corporation and internally managed REIT that owns and acquires healthcare facilities and leases those facilities to physician groups and regional and national healthcare systems. We hold our facilities and conduct our operations through a Delaware limited partnership subsidiary, Global Medical REIT L.P. (the “Operating Partnership”). Our wholly owned subsidiary, Global Medical REIT GP LLC, is the sole general partner of our Operating Partnership and, as of December 31, 2023, we owned 92.91% of the outstanding common operating partnership units (“OP Units”) of our Operating Partnership, with an aggregate of 7.09% of the Operating Partnership owned by holders of long-term incentive plan units (“LTIP Units”) and third-party limited partners who contributed properties or services to the Operating Partnership in exchange for OP Units.

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

2023 Executive Summary

The following tables summarize the primary changes in our business and operations during the years presented.

	Year Ended December 31,
	2023	2022

	(in thousands, except per share and unit amounts)
Rental revenue	$140,934	$137,167
Depreciation and amortization expense	$58,135	$56,723
Interest expense	$30,893	$25,230
General and administrative expense	$16,853	$16,545
Gain on sale of investment properties	$15,560	$6,753

Net income attributable to common stockholders per share	$0.23	$0.20
FFO per share and unit(1)	$0.83	$0.92
AFFO per share and unit(1)	$0.91	$0.98
Dividends per share of common stock	$0.84	$0.84

Weighted average common stock outstanding	65,550	65,462
Weighted average OP Units outstanding	2,077	1,669
Weighted average LTIP Units outstanding	2,751	2,531
Total weighted average shares and units outstanding	70,378	69,662
(1)	See “—Non-GAAP Financial Measures,” for a description of our non-GAAP financial measures and a reconciliation of our non-GAAP financial measures.

	As of
	December 31,	December 31,
	2023	2022

	(dollars in thousands)
Investment in real estate, gross	$1,426,969	$1,484,177
Total debt, net	$611,232	$694,119
Weighted average interest rate	3.83%	4.20%
Total equity (including noncontrolling interest)	$605,814	$649,065
Net leasable square feet	4,748,626	4,895,635

Our Properties

Completed Acquisitions

During the year ended December 31, 2023 we completed one acquisition encompassing 18,698 leasable square feet for a contractual purchase price of $6.7 million with annualized base rent of $0.5 million. We funded this acquisition primarily through the issuance of OP Units to the seller. As of December 31, 2023, our portfolio consisted of gross investment in real estate of $1.4 billion, with an aggregate of 4.7 million leasable square feet and an aggregate $110.2 million of annualized base rent.

Completed Property Dispositions

During the year ended December 31, 2023, the Company completed three dispositions that generated aggregate gross proceeds of $80.5 million, resulting in an aggregate gain of $15.6 million.

Debt Activity

During the year ended December 31, 2023, we borrowed $83.1 million under our Credit Facility and repaid $136.4 million, for a net amount repaid of $53.3 million. As of December 31, 2023, the net outstanding Credit Facility balance was $307.6 million and as of February 26, 2024, we had unutilized borrowing capacity under the Credit Facility of $293.6 million.

In December 2023, we completed the defeasance of a CMBS loan by making a total payment of $31.5 million, including transaction costs, that was funded by borrowings on our Revolver. The carrying value of the loan, net of unamortized debt issuance costs, was $30.6 million on the date of the defeasance, resulting in a loss on extinguishment of debt of $0.9 million. In connection with the loan defeasance, we subsequently received $8.4 million in escrowed funds held by the CMBS servicer and used those funds to reduce our total debt.

Capital Raising Activity

In January 2024, the Company and the Operating Partnership implemented a $300 million “at-the-market” equity offering program, pursuant to which we may offer and sell, from time to time, shares of our common stock (the “2024 ATM Program”). No shares were sold under the 2024 ATM Program from January 2024 through February 26, 2024.

Trends Which May Influence Our Results of Operations

We believe the following trends may positively impact our results of operations:

●	An aging population. According to the 2020 U.S. Census, the nation’s 65-and-older population has grown rapidly since 2010, driven by the aging of Baby Boomers born between 1946 and 1964. The 65-and-older population grew by over a third during the past decade, and by 3.2% from 2018 to 2019. We believe this segment of the U.S. population will utilize many of the services provided at our healthcare facilities such as orthopedics, cardiac, gastroenterology and rehabilitation.

●	A continuing shift towards outpatient care. According to the American Hospital Association, patients are demanding more outpatient operations. We believe this shift in patient preference from inpatient to outpatient facilities will benefit our tenants as most of our properties consist of outpatient facilities.

●	Physician practice group and hospital consolidation. We believe the trend towards physician group consolidation will serve to strengthen the credit quality of our tenants if our tenants merge or are consolidated with larger health systems.

We believe the following trends may negatively impact our results of operations:

●	Fed’s “wait-and-see” approach could cause interest rates to remain elevated for longer than previously expected. Market reaction to the Fed’s commentary after its January 2024 meeting, where it maintained the target range for the Federal Funds Rate at 5.25% to 5.50%, indicated that the Fed does not plan to cut interest rates until mid-2024 at the earliest, which could result in continued elevated interest rates for the first half of 2024, if not longer. Although term SOFR, which is the reference rate for our floating rate debt, is expected to decrease during 2024 and 2025, any action or inaction by the Fed in the coming months could affect the timing and amounts of such decreases.

Continued elevated interest rates have contributed to a continued lull in the common stock prices of many REITs, including the price of the Company’s common stock. A continued low stock price and elevated interest rates have caused the Company’s cost of capital to remain elevated, which, in turn, has significantly reduced the ability to acquire assets that meet the Company’s investment requirements.

●	Continuation of the COVID-19 epidemic. The COVID-19 epidemic has affected the healthcare industry in many ways. Many stories exist about U.S. healthcare workers, especially nurses, experiencing burnout due to the length and severity of the epidemic, and this has caused many nurses and other medical professionals to switch jobs within the medical profession or quit their professions altogether. This phenomenon has led to material increases in labor costs for healthcare systems, especially hospital systems, as some employers have had to rely on higher costing contract nursing labor to sustain their businesses. The increase in labor costs, among various other factors, contributed to the rapid increase in inflation during 2022, which remained elevated during 2023. Furthermore, the continued spread of variants and subvariants of COVID-19 in the U.S. has prolonged the COVID-19 epidemic.

●	Changes in third party reimbursement methods and policies. The price of healthcare services has been increasing, and, as a result, we believe that third-party payors, such as Medicare and commercial insurance companies, will continue to scrutinize and reduce the types of healthcare services eligible for, and the amounts of, reimbursement under their health insurance plans. Additionally, many employer-based insurance plans continue to increase the percentage of insurance premiums for which covered individuals are responsible, which makes healthcare services more expensive for individuals. We expect these trends will only be exacerbated by the COVID-19 epidemic, as medical expenditures increased significantly during the epidemic. If these trends continue, our tenants’ businesses will continue to be negatively affected, which may impact their ability to pay rent to us.

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

We consider our critical accounting estimates to be those used in the determination of the reported amounts and disclosure related to the following:

●Investment in Real Estate
●Impairment of Long-Lived Assets
●Revenue Recognition

Investment in Real Estate

All of our facility acquisitions for the years ended December 31, 2023 and 2022 were accounted for as asset acquisitions because substantially all of the fair value of the gross assets that we acquired were concentrated in a single asset or group of similar identifiable assets. Accordingly, the purchase prices of acquired tangible and intangible assets and liabilities were recorded and allocated at fair value on a relative basis. The recorded allocations are based on estimated cash flow projections of the properties acquired, which incorporates discount, capitalization and interest rates as well as available comparable market information. We use considerable judgement in our estimates of cash flow projections, discount, capitalization and interest rates, fair market lease rates, carrying costs during hypothetical expected lease-up periods, and costs to execute similar leases.

While our methodology for purchase price allocations did not change during the year ended December 31, 2023, the real estate market is fluid and our assumptions are based on information currently available in the market at the time of acquisition. Significant increases or decreases in these key estimates, particularly with regards to cash flow projections and discount and capitalization rates, would result in a significantly lower or higher fair value allocated to acquired tangible and intangible assets and liabilities.

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

We monitor the liquidity and creditworthiness of our tenants and operators and exercise considerable judgement in assessing the probability of collection. Our assessment of collectability incorporates available operational performance measures such as sales and the aging of billed amounts as well as other publicly available information with respect to our tenant’s financial condition, liquidity and capital resources, including declines in such conditions. In the event that we determine receivables are not probable of collection, lease income will be recorded on a cash basis, with the corresponding tenant receivable and straight-line rent receivable charged as a direct write-off against rental revenue in the period of the change in our collectability determination. If management’s assumptions regarding the collectability of lease-related receivables prove incorrect, we could experience decreases in rental revenue, including decreases in excess of any amounts initially recognized.

Consolidated Results of Operations

The major factors that resulted in variances in our results of operations for each revenue and expense category for the year ended December 31, 2023 compared to the year ended December 31, 2022, were higher interest rates, significantly lower acquisition activity, increased disposition activity, and the recognition of a reserve related to one tenant. Regarding acquisitions, we completed one acquisition for a contractual purchase price of $6.7 million during the year ended December 31, 2023 compared to 14 completed acquisitions for an aggregate contractual purchase price of $148.9 million during the year ended December 31 2022. Regarding dispositions, we had three property dispositions during the year ended December 31, 2023 that generated aggregate gross proceeds of $80.5 million compared to one property disposition during the year ended December 31, 2022 that generated gross proceeds of $17.9 million. Our total investments in real estate, net of accumulated depreciation and amortization, was $1.2 billion and $1.3 billion as of December 31, 2023 and 2022, respectively.

For a discussion related to our results of operations for the year ended December 31, 2022 compared to the year ended December 31, 2021, refer to Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the SEC on March 1, 2023.

Year Ended December 31, 2023 Compared to Year Ended December 31, 2022

	Year Ended December 31,
	2023	2022	$ Change

	(in thousands)
Revenue
Rental revenue	$140,934	$137,167	$3,767
Other income	115	116	(1)
Total revenue	141,049	137,283	3,766

Expenses
General and administrative	16,853	16,545	308
Operating expenses	28,082	25,188	2,894
Depreciation expense	41,266	40,008	1,258
Amortization expense	16,869	16,715	154
Interest expense	30,893	25,230	5,663
Preacquisition expense	44	354	(310)
Total expenses	134,007	124,040	9,967
Income before gain from sale of investment properties and loss on extinguishment of debt	7,042	13,243	(6,201)
Gain on sale of investment properties	15,560	6,753	8,807
Loss on extinguishment of debt	(868)	—	(868)
Net income	$21,734	$19,996	$1,738

Revenue

Total Revenue

Total revenue for the year ended December 31, 2023 was $141.0 million, compared to $137.3 million for the same period in 2022, an increase of $3.7 million. The increase primarily resulted from the recognition of a full year of rental revenue in 2023 from acquisitions that were completed during 2022, partially offset by the impact of property dispositions and the recognition of reserves for $0.9 of rent and the write-off of $0.2 million of deferred rent. Within that increase, $19.5 million in revenue was recognized from net lease expense recoveries during the year ended December 31, 2023, compared to $18.7 million for the same period in 2022.

Expenses

General and Administrative

General and administrative expenses for the year ended December 31, 2023 were $16.9 million, compared to $16.5 million for the same period in 2022, an increase of $0.4 million. The increase resulted from an increase in cash compensation costs and general corporate expenses, partially offset by a reduction in non-cash LTIP compensation expense, which was $4.2 million for the year ended December 31, 2023, compared to $4.7 million for the same period in 2022.

Operating Expenses

Operating expenses for the year ended December 31, 2023 were $28.1 million, compared with $25.2 million for the same period in 2022, an increase of $2.9 million. The increase results primarily from $19.5 million of recoverable property operating expenses incurred during the year ended December 31, 2023, compared to $18.7 million for the same period in 2022. In addition, our operating expenses included $5.9 million of non-recoverable property operating expenses from gross leases for the year ended December 31, 2023, compared to $4.7 million for the same period in 2022.

Depreciation Expense

Depreciation expense for the year ended December 31, 2023 was $41.3 million, compared to $40.0 million for the same period in 2022, an increase of $1.3 million. The increase resulted primarily from the recognition of a full year of depreciation expense in 2023 from acquisitions that were completed during 2022, partially offset by the impact of property dispositions.

Amortization Expense

Amortization expense for the year ended December 31, 2023 was $16.9 million, compared to $16.7 million for the same period in 2022, an increase of $0.2 million. The increase resulted primarily from the recognition of a full year of amortization expense in 2023 from acquisitions that were completed during 2022, partially offset by the impact of property dispositions.

Interest Expense

Interest expense for the year ended December 31, 2023 was $30.9 million, compared to $25.2 million for the same period in 2022, an increase of $ 5.7 million. This increase was due to increased interest rates, partially offset by lower average borrowings during the year ended December 31, 2023, compared to the same period in 2022.

The weighted average interest rate of our debt for the year ended December 31, 2023 was 4.12% compared to 3.43% in 2022. Additionally, the weighted average interest rate and term of our debt was 3.83% and 2.9 years, respectively, at December 31, 2023.

Income Before Gain on Sale of Investment Properties and Loss on Extinguishment of Debt

Income before gain on sale of investment properties and loss on extinguishment of debt for the year ended December 31, 2023 was $8.1 million, compared to $13.2 million for the same period in 2022, a decrease of $5.1 million.

Gain on Sale of Investment Properties

During the year ended December 31, 2023, we completed three dispositions. In August 2023, we sold a medical office building located in North Charleston, South Carolina receiving gross proceeds of $10.1 million, resulting in a gain of $2.3 million. In June 2023, we sold a portfolio of four medical office buildings located in Oklahoma City, Oklahoma receiving gross proceeds of $66.0 million, resulting in a gain of $12.8 million. In March 2023, we sold a medical office building located in Jacksonville, Florida receiving gross proceeds of $4.4 million, resulting in a gain of $0.5 million.

During the year ended December 31, 2022, we sold a medical office building located in Germantown, Tennessee receiving gross proceeds of $17.9 million, resulting in a gain of $6.8 million.

Loss on Extinguishment of Debt

In December 2023, we completed the defeasance of a CMBS loan by making a total payment of $31.5 million, including transaction costs, that was funded by borrowings on our Revolver. The carrying value of the loan, net of unamortized debt issuance costs, was $30.6 million on the date of the defeasance, resulting in a loss on extinguishment of debt of $0.9 million. In connection with the loan defeasance, we subsequently received $8.4 million in escrowed funds held by the CMBS servicer and used those funds to reduce our total debt.

Net Income

Net income for the year ended December 31, 2023 was $22.8 million compared to $20.0 million for the same period in 2022, an increase of $2.8 million.

Assets and Liabilities

As of December 31, 2023 and 2022, our principal assets consisted of investments in real estate, net, of $1.2 billion and $1.3 billion, respectively. We completed one acquisition during the year ended December 31, 2023 and sold six medical office buildings through three disposition transactions. Our liquid assets consisted primarily of cash and cash equivalents and restricted cash of $6.7 million and $14.5 million, as of December 31, 2023 and 2022, respectively.

The decrease in our cash and cash equivalents and restricted cash balances to $6.7 million as of December 31, 2023, compared to $14.5 million as of December 31, 2022, was primarily due to net repayments on our Credit Facility primarily using funds from our property dispositions, funds used to pay dividends to our common and preferred stockholders and holders of OP Units and LTIP Units, a payment for the defeasance of a CMBS loan, and funds used for capital expenditures on existing real estate investments, partially offset by net proceeds received from the sale of investment properties and net cash provided by operating activities.

The decrease in our total liabilities to $662.0 million as of December 31, 2023 compared to $744.2 million as of December 31, 2022, was primarily the result of lower net borrowings outstanding.

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

In 2024, we are contractually obligated to pay, or have capital commitments for, approximately (i) $34.8 million of principal and interest payments on our outstanding debt, and (ii) $0.7 million in ground and operating lease expenses. In addition, if we decide to redeem our preferred stock, we would have to pay the liquidation preference of $77.6 million plus accrued dividends, fees and expenses.

Our long-term (beyond 12 months) liquidity requirements consist primarily of funds necessary to pay for acquisitions, capital and tenant improvements at our properties, scheduled debt maturities, general and administrative expenses, operating expenses, and distributions. Beyond 2024, we are contractually obligated to pay, or have capital commitments for, approximately (i) $655.5 million of principal and interest payments on our outstanding debt, and (ii) $12.7 million in ground and operating lease expenses.

We expect to satisfy our short and long-term liquidity needs through various internal and external sources, including cash flow from operations, debt financing, sales of additional equity securities, the issuance of OP Units in connection with acquisitions of additional properties, proceeds from select property dispositions and recapitalization transactions.

As of December 31, 2023, the Company had aggregate capital improvement commitments and obligations to improve, expand, and maintain the Company’s existing facilities of approximately $18 million. Many of these amounts are subject to contingencies that make it difficult to predict when they will be utilized, if at all. In accordance with the terms of the Company’s existing and proposed leases, capital improvement obligations in the next 12 months are expected to total approximately $14 million.

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

Equity Issuances

In January 2024, the Company and the Operating Partnership implemented the 2024 ATM Program, pursuant to which we may offer and sell, from time to time, shares of our common stock. No shares were sold under the 2024 ATM Program from January 2024 through February 26, 2024. In March 2022, the Company and the Operating Partnership implemented a $300 million “at-the-market” equity offering program, pursuant to which the Company could offer and sell, from time to time, shares of its common stock (the “2022 ATM Program”). No shares were sold under the 2022 ATM Program during the year ended December 31, 2023. The 2022 ATM Program was terminated in connection with implementing the 2024 ATM Program.

Debt Financing.

Credit Facility. Our Credit Facility consists of (i) the $350 million Term Loan A, (ii) the $150 million Term Loan B, and (iii) the $400 million Revolver. The Credit Facility also contains a $500 million accordion feature. As of February 26, 2024, we had unutilized borrowing capacity under the Credit Facility of $293.6 million.

The Credit Facility is an unsecured facility with a term of (i) four years (beginning on August 1, 2022) for the Revolver (subject to two, six-month extension options), (ii) five years for Term Loan A (beginning on its origination date of May 3, 2021), and (iii) five years and six months (beginning on August 1, 2022) for Term Loan B.

We are subject to a number of financial covenants under the Credit Facility, including, among other things, the following as of the end of each fiscal quarter, (i) a maximum consolidated unsecured leverage ratio of less than 60%, (ii) a maximum consolidated secured leverage ratio of less than 30%, (iii) a maximum consolidated secured recourse leverage ratio of less than 10%, (iv) a minimum fixed charge coverage ratio of 1.50:1.00, (v) a minimum unsecured interest coverage ratio of 1.50:1.00, (vi) a maximum consolidated leverage ratio of less than 60%, and (vii) a minimum net worth of $573 million plus 75% of all net proceeds raised through equity offerings subsequent to March 31, 2022. As of December 31, 2023, management believed it complied with all of the financial and non-financial covenants contained in the Credit Facility.

Other Fixed Debt. We have $26.0 million in gross notes payable as of December 31, 2023, which is comprised of three instruments.

Hedging Instruments. We have ten interest rate swaps and three forward-starting interest rate swaps that are used to manage our interest rate risk.  A description of these swaps is below:

Term Loan A Swaps

As of December 31, 2023, six of our interest rate swaps related to Term Loan A. The combined notional value of these swaps is $350 million, with $200 million of the swaps maturing in August 2024 and the remaining $150 million maturing in April 2026. In addition, we have three forward starting interest rate swaps with a combined notional value of $200 million, each with a maturity date of April 2026, that will become effective on the August 2024 maturity date of the existing swaps. Currently, the Term Loan A swaps fix the SOFR component of Term Loan A at a rate of 1.50% through August 2024. From August 2024 to April 2026 the SOFR component of Term Loan A will be fixed at 1.36%.

Term Loan B Swaps

As of December 31, 2023, four of our interest rate swaps related to Term Loan B with a combined notional value of $150 million that fix the SOFR component on Term Loan B through January 2028 at 2.54%.

Total Fixed Debt. Our fixed debt totaled $526.0 million on a gross basis at December 31, 2023, with a weighted average interest rate of 3.31% based on our interest rate swaps and at current leverage. The weighted average maturity of our fixed debt was 2.8 years at December 31, 2023. Due to our forward starting interest rate swaps related to Team Loan A, the weighted average interest rate on fixed debt outstanding as of December 31, 2023 is expected to improve over the next two years.

Cash Flow Information

Net cash provided by operating activities for the year ended December 31, 2023 was $67.6 million, compared to $76.5 million for the same period in 2022. The decrease during the 2023 year was primarily due to lower income before gain on sale of investment properties.

Net cash provided by investing activities for the year ended December 31, 2023 was $67.6 million, compared to net cash used in investing activities of $137.3 million for the same period in 2022. During the 2023 year less funds were used to complete property acquisitions and we received more net proceeds from the sale of investment properties.

Net cash used in financing activities for the year ended December 31, 2023 was $143.8 million, compared to net cash provided by financing activities with $62.4 million for the same period in 2022. During the 2023 year we completed no common equity offerings and therefore did not receive any equity offering proceeds, we made net repayments on our Credit Facility, and we made a payment for the defeasance of a CMBS loan.

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

AFFO is a non-GAAP measure used by many investors and analysts to measure a real estate company’s operating performance by removing the effect of items that do not reflect ongoing property operations. Management calculates AFFO by modifying the NAREIT computation of FFO by adjusting it for certain cash and non-cash items and certain recurring and non-recurring items. For the Company these items include recurring acquisition and disposition costs, loss on the extinguishment of debt, recurring straight line deferred rental revenue, recurring stock-based compensation expense, recurring amortization of above and below market leases, recurring amortization of debt issuance costs, and other items.

Management believes that reporting AFFO in addition to FFO is a useful supplemental measure for the investment community to use when evaluating the operating performance of the Company on a comparative basis.

A reconciliation of FFO and AFFO for the years ended December 31, 2023, 2022, and 2021 is as follows:

	Year Ended December 31,
	2023	2022	2021

	(unaudited, in thousands except per share and unit amounts)
Net income	$21,734	$19,996	$18,342
Less: Preferred stock dividends	(5,822)	(5,822)	(5,822)
Depreciation and amortization expense	58,007	56,611	46,764
Gain on sale of investment properties	(15,560)	(6,753)	(1,069)
FFO	$58,359	$64,032	$58,215
Loss on extinguishment of debt	868	—	—
Amortization of above market leases, net	1,052	1,027	520
Straight line deferred rental revenue	(2,636)	(4,251)	(5,317)
Stock-based compensation expense	4,242	4,681	5,810
Amortization of debt issuance costs and other	2,376	2,201	1,982
Preacquisition expense	44	354	151
AFFO	$64,305	$68,044	$61,361

Net income attributable to common stockholders per share – basic and diluted	$0.24	$0.20	$0.19
FFO per share and unit	$0.83	$0.92	$0.90
AFFO per share and unit	$0.91	$0.98	$0.95

Weighted Average Shares and Units Outstanding – basic and diluted	70,378	69,662	64,548

Weighted Average Shares and Units Outstanding:
Weighted Average Common Shares	65,550	65,462	60,640
Weighted Average OP Units	2,077	1,669	1,732
Weighted Average LTIP Units	2,751	2,531	2,176
Weighted Average Shares and Units Outstanding – basic and diluted	70,378	69,662	64,548

Earnings Before Interest, Taxes, Depreciation and Amortization for Real Estate (EBITDAre) and Adjusted EBITDAre

The Company calculates EBITDAre in accordance with standards established by NAREIT and defines EBITDAre as net income or loss computed in accordance with GAAP plus depreciation and amortization, interest expense, gain or loss on the sale of investment properties, and impairment loss, as applicable. The Company defines Adjusted EBITDAre as EBITDAre plus loss on extinguishment of debt, non-cash stock compensation expense, non-cash intangible amortization related to above and below market leases, preacquisition expense and other normalizing items. Management considers EBITDAre and Adjusted EBITDAre important measures because they provide additional information to allow management, investors, and our current and potential creditors to evaluate and compare our core operating results and our ability to service debt.

A reconciliation of net income to EBITDAre and Adjusted EBITDAre for the years ended December 31, 2023, 2022, and 2021 is as follows:

	Year Ended December 31,
	2023	2022	2021

	(unaudited and in thousands)
Net income	$21,734	$19,996	$18,342
Interest expense	30,893	25,230	19,696
Depreciation and amortization expense	58,135	56,723	46,875
Gain on sale of investment properties	(15,560)	(6,753)	(1,069)
EBITDAre	$95,202	$95,196	$83,844
Loss on extinguishment of debt	868	—	—
Stock-based compensation expense	4,242	4,681	5,810
Amortization of above market leases, net	1,052	1,027	520
Preacquisition expense	44	354	151
Adjusted EBITDAre	$101,408	$101,258	$90,325

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

As of December 31, 2023, we had $92.4 million of unhedged borrowings outstanding under the Revolver (before the netting of unamortized debt issuance costs) that bears interest at a variable rate. See “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Liquidity and Capital Resources” for a detailed discussion of our Credit Facility. At December 31, 2023, SOFR on our outstanding floating-rate borrowings was 5.36%. Assuming no increase in the amount of our variable interest rate debt, if SOFR increased 100 basis points, our cash flow would decrease by approximately $0.9 million annually. Assuming no increase in the amount of our variable rate debt, if SOFR were reduced 100 basis points, our cash flow would increase by approximately $0.9 million annually.

As of December 31, 2022, our exposure to interest rate risk was not materially different from our exposure as of December 31, 2023.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Global Medical REIT Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Global Medical REIT Inc. and subsidiaries (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income, equity, and cash flows, for each of the three years in the period ended December 31, 2023, and the related notes and the schedule listed in the Index at Item 15(a)(2) (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2024, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Real Estate Assets — Determination of Impairment Indicators — Refer to Notes 2

Critical Audit Matter Description

The Company’s evaluation of real estate assets for impairment involves an initial assessment of each real estate asset to determine whether events or changes in circumstances exist that may indicate that the carrying amounts of real estate assets are no longer recoverable. Possible indications of impairment may include events or changes in circumstances affecting occupancy, market rental rates, estimated hold periods and physical condition. When events or changes in circumstances exist, the Company evaluates its real estate assets for impairment by comparing undiscounted future cash flows expected to be generated over the life of each asset to the respective carrying amount. If the carrying amount of an asset exceeds the undiscounted future cash flows, an analysis is performed to determine the fair value of the asset.

The Company makes significant assumptions to evaluate real estate assets for possible indications of impairment. Changes in these assumptions could have a significant impact on the real estate assets identified for further analysis. For the year ended December 31, 2023, no impairment loss has been recognized on real estate assets.

Given the Company’s evaluation of possible indications of impairment of real estate assets requires management to make significant assumptions, performing audit procedures to evaluate whether management appropriately identified events or changes in circumstances indicating that the carrying amounts of real estate assets may not be recoverable required a high degree of auditor judgment.

For real estate assets where indicators of impairment were determined to be present, the determination of the future undiscounted cash flows involved significant judgment. In particular, the undiscounted cash flows were forecasted based on significant assumptions such as lease-up periods, lease revenue rates, operating expenses, and revenue and expense growth rates, and included judgments around the intended hold period and terminal capitalization rates.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the evaluation of real estate assets for possible indications of impairment included the following, among others:

●	We tested the effectiveness of controls over management’s identification of possible circumstances that may indicate that the carrying amounts of real estate assets are no longer recoverable, including management’s controls over the review of assumptions such as estimated hold periods, lease-up periods, estimated future rental rates, future capital expenditures, future operating expenses, and market capitalization rates for residual values.

●	We evaluated management’s impairment analysis by:

-	Testing real estate assets for possible indications of impairment, including searching for adverse asset-specific and/or market conditions.
-	Developing an independent expectation of impairment indicators and comparing such expectation to management’s analysis.

●	For real estate assets where indicators of impairment were determined to be present, we subjected a sample of undiscounted cash flow models to testing by (1) evaluating the source information used by management, (2) testing the mathematical accuracy of the undiscounted cash flow models, (3) evaluating management’s intended hold period, and (4) performing an independent recoverability test based on market data.

/s/ DELOITTE & TOUCHE LLP

McLean, VA

February 28, 2024

We have served as the Company's auditor since 2019.

GLOBAL MEDICAL REIT INC.

Consolidated Balance Sheets

(in thousands, except par values)

	As of December 31,
	2023	2022
Assets
Investment in real estate:
Land	$164,315	$168,308
Building	1,035,705	1,079,781
Site improvements	21,974	22,024
Tenant improvements	66,358	65,987
Acquired lease intangible assets	138,617	148,077
	1,426,969	1,484,177
Less: accumulated depreciation and amortization	(247,503)	(198,218)
Investment in real estate, net	1,179,466	1,285,959
Cash and cash equivalents	1,278	4,016
Restricted cash	5,446	10,439
Tenant receivables, net	6,762	8,040
Due from related parties	193	200
Escrow deposits	673	7,833
Deferred assets	27,132	29,616
Derivative asset	25,125	34,705
Goodwill	5,903	5,903
Other assets	15,722	6,550
Total assets	$1,267,700	$1,393,261

Liabilities and Equity
Liabilities:
Credit Facility, net of unamortized debt issuance costs of $7,067 and $9,253 at December 31, 2023 and December 31, 2022, respectively	$585,333	$636,447
Notes payable, net of unamortized debt issuance costs of $66 and $452 at December 31, 2023 and December 31, 2022, respectively	25,899	57,672
Accounts payable and accrued expenses	12,781	13,819
Dividends payable	16,134	15,821
Security deposits	3,688	5,461
Other liabilities	12,770	7,363
Acquired lease intangible liability, net	5,281	7,613
Total liabilities	661,886	744,196
Commitments and Contingencies
Equity:
Preferred stock, $0.001 par value, 10,000 shares authorized; 3,105 issued and outstanding at December 31, 2023 and December 31, 2022, respectively (liquidation preference of $77,625 at December 31, 2023 and December 31, 2022, respectively)	74,959	74,959
Common stock, $0.001 par value, 500,000 shares authorized; 65,565 shares and 65,518 shares issued and outstanding at December 31, 2023 and December 31, 2022, respectively	66	66
Additional paid-in capital	722,418	721,991
Accumulated deficit	(238,984)	(198,706)
Accumulated other comprehensive income	25,125	34,674
Total Global Medical REIT Inc. stockholders' equity	583,584	632,984
Noncontrolling interest	22,230	16,081
Total equity	605,814	649,065
Total liabilities and equity	$1,267,700	$1,393,261

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL MEDICAL REIT INC.

Consolidated Statements of Operations

(in thousands, except per share amounts)

	Year Ended December 31,
	2023	2022	2021

Revenue
Rental revenue	$140,934	$137,167	$115,804
Other income	115	116	132
Total revenue	141,049	137,283	115,936

Expenses
General and administrative	16,853	16,545	16,453
Operating expenses	28,082	25,188	15,488
Depreciation expense	41,266	40,008	33,825
Amortization expense	16,869	16,715	13,050
Interest expense	30,893	25,230	19,696
Preacquisition expense	44	354	151
Total expenses	134,007	124,040	98,663

Income before gain on sale of investment properties and loss on extinguishment of debt	7,042	13,243	17,273
Gain on sale of investment properties	15,560	6,753	1,069
Loss on extinguishment of debt	(868)	—	—

Net income	$21,734	$19,996	$18,342
Less: Preferred stock dividends	(5,822)	(5,822)	(5,822)
Less: Net income attributable to noncontrolling interest	(1,122)	(854)	(720)
Net income attributable to common stockholders	$14,790	$13,320	$11,800

Net income attributable to common stockholders per share – basic and diluted	$0.23	$0.20	$0.19

Weighted average shares outstanding – basic and diluted	65,550	65,462	60,640

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL MEDICAL REIT INC.

Consolidated Statements of Comprehensive Income

(in thousands)

	Year Ended December 31,
	2023	2022	2021

Net income	$21,734	$19,996	$18,342
Other comprehensive (loss) income:
(Decrease) increase in fair value of interest rate swap agreements	(9,549)	41,310	11,583
Total other comprehensive (loss) income	(9,549)	41,310	11,583
Comprehensive income	12,185	61,306	29,925
Less: Preferred stock dividends	(5,822)	(5,822)	(5,822)
Less: Comprehensive income attributable to noncontrolling interest	(464)	(3,342)	(1,390)
Comprehensive income attributable to common stockholders	$5,899	$52,142	$22,713

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL MEDICAL REIT INC.

Consolidated Statements of Equity

(in thousands, except per share amounts)

								Global
							Accumulated	Medical
					Additional		Other	REIT Inc	Non-
	Common Stock		Preferred Stock		Paid-in	Accumulated	Comprehensive	Stockholders’	controlling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity	Interest	Equity
Balances, January 1, 2021	49,461	$49	3,105	$74,959	$504,789	(116,773)	$(18,219)	$444,805	$12,955	$457,760
Net income	—	—	—	—	—	17,622	—	17,622	720	18,342
Issuance of shares of common stock, net	15,350	16	—	—	205,586	—	—	205,602	—	205,602
LTIP Units and OP Units redeemed for common stock	69	—	—	—	1,039	—	—	1,039	(1,039)	—
Change in fair value of interest rate swap agreements	—	—	—	—	—	—	11,583	11,583	—	11,583
Stock-based compensation expense	—	—	—	—	—	—	—	—	5,810	5,810
Dividends to common stockholders ($0.82 per share)	—	—	—	—	—	(52,044)	—	(52,044)	—	(52,044)
Dividends to preferred stockholders ($1.875 per share)	—	—	—	—	—	(5,822)	—	(5,822)	—	(5,822)
Dividends to noncontrolling interest	—	—	—	—	—	—	—	—	(3,654)	(3,654)
Balances, December 31, 2021	64,880	65	3,105	74,959	711,414	(157,017)	(6,636)	622,785	14,792	637,577
Net income	—	—	—	—	—	19,142	—	19,142	854	19,996
Issuance of shares of common stock, net	598	1	—	—	9,895	—	—	9,896	—	9,896
LTIP Units and OP Units redeemed for common stock	40	—	—	—	682	—	—	682	(682)	—
Change in fair value of interest rate swap agreements	—	—	—	—	—	—	41,310	41,310	—	41,310
Stock-based compensation expense	—	—	—	—	—	—	—	—	4,681	4,681
Dividends to common stockholders ($0.84 per share)	—	—	—	—	—	(55,009)	—	(55,009)	—	(55,009)
Dividends to preferred stockholders ($1.875 per share)	—	—	—	—	—	(5,822)	—	(5,822)	—	(5,822)
Dividends to noncontrolling interest	—	—	—	—	—	—	—	—	(3,564)	(3,564)
Balances, December 31, 2022	65,518	66	3,105	74,959	721,991	(198,706)	34,674	632,984	16,081	649,065
Net income	—	—	—	—	—	20,611	—	20,611	1,123	21,734
LTIP Units redeemed for common stock	47	—	—	—	427	—	—	427	(427)	—
OP Units issued for a property acquisition	—	—	—	—	—	—	—	—	5,482	5,482
Change in fair value of interest rate swap agreements	—	—	—	—	—	—	(9,549)	(9,549)	—	(9,549)
Stock-based compensation expense	—	—	—	—	—	—	—	—	4,242	4,242
Dividends to common stockholders ($0.84 per share)	—	—	—	—	—	(55,067)	—	(55,067)	—	(55,067)
Dividends to preferred stockholders ($1.875 per share)	—	—	—	—	—	(5,822)	—	(5,822)	—	(5,822)
Dividends to noncontrolling interest	—	—	—	—	—	—	—	—	(4,271)	(4,271)
Balances, December 31, 2023	65,565	$66	3,105	$74,959	$722,418	$(238,984)	$25,125	$583,584	$22,230	$605,814

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL MEDICAL REIT INC.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2023	2022	2021
Operating activities
Net income	$21,734	$19,996	$18,342
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	41,266	40,008	33,825
Amortization of acquired lease intangible assets	16,691	16,627	12,963
Amortization of above market leases, net	1,052	1,027	520
Amortization of debt issuance costs and other	2,376	2,201	1,982
Stock-based compensation expense	4,242	4,681	5,810
Capitalized preacquisition and other costs charged to expense	177	472	168
Reserve for uncollectible accounts, net	852	—	183
Gain on sale of investment properties	(15,560)	(6,753)	(1,069)
Loss on extinguishment of debt	868	—	—
Other	433	21	62
Changes in operating assets and liabilities:
Tenant receivables	426	(2,970)	(657)
Deferred assets	(2,863)	(4,339)	(5,298)
Other assets and liabilities	542	586	12
Accounts payable and accrued expenses	(2,023)	4,063	1,924
Security deposits	(1,773)	921	200
Net cash provided by operating activities	68,440	76,541	68,967

Investing activities
Purchase of land, buildings, and other tangible and intangible assets and liabilities	(442)	(150,927)	(192,255)
Net proceeds from sale of investment properties	78,919	17,889	5,479
Escrow deposits for purchase of properties	—	98	1,576
Repayments received from advances (made to) related parties	7	(38)	(60)
Payment received on loan made to a tenant	—	1,000	—
Capital expenditures on existing real estate investments	(9,604)	(5,274)	(9,405)
Leasing commissions	(1,264)	—	—
Net cash provided by (used in) investing activities	67,616	(137,252)	(194,665)

Financing activities
Net proceeds received from common equity offerings	—	9,896	205,522
Escrow deposits required by third party lenders	7,160	(1,974)	(2,716)
Repayment of notes payable	(1,262)	(1,158)	(8,003)
Payment for CMBS loan defeasance	(31,525)	—	—
Proceeds from Credit Facility	83,100	138,600	221,600
Repayment of Credit Facility	(136,400)	(15,500)	(224,200)
Payment of debt issue costs	(13)	(3,215)	(6,177)
Dividends paid to common stockholders, and OP Unit and LTIP Unit holders	(59,025)	(58,420)	(52,500)
Dividends paid to preferred stockholders	(5,822)	(5,822)	(5,822)
Net cash (used in) provided by financing activities	(143,787)	62,407	127,704
Net (decrease) increase in cash and cash equivalents and restricted cash	(7,731)	1,696	2,006
Cash and cash equivalents and restricted cash—beginning of period	14,455	12,759	10,753
Cash and cash equivalents and restricted cash—end of period	$6,724	$14,455	$12,759

Supplemental cash flow information:
Cash payments for interest	$30,149	$21,619	$17,707

Noncash financing and investing activities:
Accrued dividends payable	$16,134	$15,821	$15,668
Interest rate swap agreements fair value change recognized in other comprehensive (loss) income	$9,549	$(41,310)	$(11,583)
OP Units and LTIP Units redeemed for common stock	$427	$682	$1,039
Loan assumed in connection with a facility acquisition	$—	$1,513	$—
Accrued capital expenditures and leasing commissions included in accounts payable and accrued expenses	$2,230	$1,365	$1,220
OP Units issued for a property acquisition	$5,482	$—	$—
Recognition of lease liability related to right of use asset	$4,634	$—	$—
Write off of unamortized debt issuance costs from loan defeasance	$240	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL MEDICAL REIT INC.

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share amounts)

Note 1 – Organization

Global Medical REIT Inc. (the “Company”) is a Maryland corporation and internally managed real estate investment trust (“REIT”) that owns and acquires healthcare facilities and leases those facilities to physician groups and regional and national healthcare systems. The Company holds its facilities and conducts its operations through a Delaware limited partnership subsidiary, Global Medical REIT L.P. (the “Operating Partnership”). The Company serves as the sole general partner of the Operating Partnership through a wholly owned subsidiary of the Company, Global Medical REIT GP LLC, a Delaware limited liability company. As of December 31, 2023, the Company was the 92.91% limited partner of the Operating Partnership, with an aggregate of 7.09% of the Operating Partnership owned by holders of long-term incentive plan units (“LTIP Units”) and third-party limited partners who contributed properties or services to the Operating Partnership in exchange for common limited partnership units (“OP Units”). The Company’s common stock is listed on the New York Stock Exchange under the ticker symbol “GMRE.” The Company's Series A Preferred Stock is listed on the New York Stock Exchange under the ticker symbol "GMRE PrA."

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

Assets Held for Sale and Sales of Real Estate

The Company classifies a property as held for sale when the following criteria are met: (i) management, having the authority to approve action, commits to a plan to sell the property in its present condition, (ii) the sale of the property is at a price reasonable in relation to its current fair value and (iii) the sale is probable and expected to be completed within one year. At that time, the Company presents the assets and obligations associated with the real estate held for sale separately in its Consolidated Balance Sheets and ceases recording depreciation and amortization expense related to that asset.  Real estate held for sale is reported at the lower of its carrying amount or its estimated fair value less estimated costs to sell. None of the Company’s properties were classified as held for sale as of December 31, 2023 or 2022.

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

Cash and Cash Equivalents and Restricted Cash

The Company considers all demand deposits, cashier’s checks, money market accounts, and certificates of deposit with a maturity of three months or less to be cash equivalents. Amounts included in restricted cash represent certain security deposits received from tenants at the inception of their leases and funds held by the Company related to tenant reimbursements. The following table provides a reconciliation of the Company’s cash and cash equivalents and restricted cash that sums to the total of those amounts at the end of the periods presented on the Company’s accompanying Consolidated Statements of Cash Flows:

	As of December 31,
	2023	2022
Cash and cash equivalents	$1,278	$4,016
Restricted cash	5,446	10,439
Total cash and cash equivalents and restricted cash	$6,724	$14,455

Tenant Receivables, Net

The tenant receivable balance as of December 31, 2023 and 2022 was $6,762 and $8,040, respectively. The balance as of December 31, 2023 consisted of $2,062 in funds owed from the Company’s tenants for rent that the Company had earned but had not yet received, $4,372 of tenant reimbursements, $131 for a loan that was made to one of the Company’s tenants, and $197 of miscellaneous receivables. The balance as of December 31, 2022 consisted of $1,348 in funds owed from the Company’s tenants for rent that the Company had earned but had not yet received, $5,520 of tenant reimbursements, $143 for a loan that was made to one of the Company’s tenants, and $1,029 of miscellaneous receivables.

Receivables arising from operating leases are accounted for in accordance with ASC Topic 842 “Leases” (“ASC Topic 842”). The Company assesses the likelihood of losses resulting from tenant defaults, or the inability of tenants to make contractual rent and tenant reimbursements at each reporting date. The Company also monitors the liquidity and creditworthiness of its tenants and operators on a continuous basis. If the likelihood of a tenant paying its lease payments is determined to no longer be probable, all tenant receivables, including deferred rent, are written off against revenue and any future revenue for that tenant is recognized only upon receipt of cash. In addition, as of December 31, 2023 and 2022, the Company had a portfolio level reserve of $350 on those leases that were probable of collection to ensure that the tenant lease receivables were not overstated.

Escrow Deposits

The escrow balance as of December 31, 2023 and 2022 was $673 and $7,833, respectively. Escrow deposits include funds held in escrow to be used for the acquisition of properties in the future and for the payment of taxes and insurance. As a result of the defeasance of the Cantor Loan (hereinafter defined) in December 2023, $8,409 of cash that was held in escrow, as stipulated by the Cantor Loan, was returned to the Company. Refer to Note 4 – “Credit Facility, Notes Payable and Derivative Instruments” for additional details regarding the Cantor Loan and its defeasance. Additionally, in December 2023, $990 in funds withheld from the proceeds paid to the Company for the sale of a portfolio of four medical office buildings in Oklahoma City, Oklahoma, in June 2023 were released to the Company from escrow in accordance with the terms of the purchase agreement.

Deferred Assets

The deferred assets balance as of December 31, 2023 and 2022 was $27,132 and $29,616, respectively. The balance as of December 31, 2023 consisted of $26,757 in deferred rent receivables resulting from the recognition of revenue from leases with fixed annual rental escalations on a straight-line basis and $375 of other deferred costs. The balance as of December 31, 2022 consisted of $29,467 in deferred rent receivables resulting from the recognition of revenue from leases with fixed annual rental escalations on a straight-line basis and $149 of other deferred costs.

Other Assets

The other assets balance as of December 31, 2023 and 2022 was $15,722 and $6,550, respectively. The balance as of December 31, 2023 consisted of $7,627 for right of use assets, $3,346 in capitalized construction in process costs, $1,379 in prepaid assets, $2,894 in net capitalized leasing commissions, and $476 for net capitalized software costs and miscellaneous assets. The balance as of December 31, 2022 consisted of $3,480 for right of use assets, $1,552 in capitalized construction in process costs, $1,380 in prepaid assets, and $138 for net capitalized software costs and miscellaneous assets. Refer to Note 8 – “Leases” for additional details on right of use assets.

Derivative Instruments - Interest Rate Swaps

The derivative asset balance as of December 31, 2023 and 2022 was $25,125 and $34,705, respectively. In accordance with the Company’s risk management strategy, the purpose of the interest rate swaps is to manage interest rate risk for certain of the Company’s variable-rate debt. The interest rate swaps involve the Company’s receipt of variable-rate amounts from the counterparties in exchange for the Company making fixed-rate payments over the life of the agreements. The Company accounts for derivative instruments in accordance with the provisions of ASC Topic 815, “Derivatives and Hedging.” Refer to Note 4 – “Credit Facility, Notes Payable and Derivative Instruments” for additional details.

Other Liabilities

The other liabilities balance as of December 31, 2023 and 2022 was $12,770 and $7,363, respectively. The balance as of December 31, 2023 consisted of $7,680 for right of use liabilities and $5,090 of prepaid rent. The balance as of December 31, 2022 consisted of $2,922 for right of use liabilities and $4,441 of prepaid rent. Refer to Note 8 – “Leases” for additional details on right of use liabilities.

Net Income Attributable to Common Stockholders Per Share

The Company uses the treasury stock method to compute diluted net income or loss attributable to common stockholders per share. Basic net income or loss per share of common stock is computed by dividing net income or loss attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted net income or loss per share of common stock is computed by dividing net income or loss attributable to common stockholders by the sum of the weighted average number of shares of common stock outstanding plus any potential dilutive shares for the period. OP Units and LTIP Units are not reflected in the diluted per share calculation because the exchange of OP Units and LTIP Units into common stock is on a one-for-one basis, and both are allocated net income on a per share basis equal to the common stock. Accordingly, any exchange would not have any effect on diluted net income available to common stockholders per share. The Company considered the requirements of the two-

class method when computing earnings per share and determined that there would be no difference in its reported results if that method was utilized.

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

Goodwill

As of December 31, 2023 and 2022, the Company’s goodwill balance was $5,903. Goodwill represents the excess of consideration paid over the fair value of underlying identifiable net assets of businesses acquired. The Company’s goodwill balance was derived from the management internalization transaction. Goodwill has an indefinite life and is not amortized, but is tested for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company’s policy is to perform its annual goodwill impairment evaluation as of the first day of the fourth quarter of its fiscal year. The Company has one reporting unit.

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

Income Taxes

The Company elected to be taxed as a REIT for U.S. federal income tax purposes commencing with its taxable year ended December 31, 2016. A REIT is generally not subject to U.S. federal income taxes if it can meet many specific requirements. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to U.S. federal and state income tax on its taxable income at regular corporate tax rates, and the Company could not re-elect REIT status until the fifth calendar year after the year in which the failure occurred. Even if the Company continues to qualify as a REIT, it may be subject to certain state or local income taxes, and the Company’s taxable REIT subsidiary will be subject to U.S. federal, state, and local taxes on its income at regular corporate rates. The Company recognizes the tax effects of uncertain tax positions only if the position is more likely than not to be sustained upon audit, based on the technical merits of the position. The Company has not identified any material uncertain tax positions and recognizes interest and penalties in income tax expense, if applicable. The Company is currently not under examination by any income tax jurisdiction.

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

Note 3 – Property Portfolio

Summary of Properties Acquired and Sold During the Year Ended December 31, 2023

During the year ended December 31, 2023 the Company completed one acquisition. For this acquisition, substantially all of the fair value was concentrated in a single identifiable asset or group of similar identifiable assets and, therefore, the acquisition represents an asset acquisition. Accordingly, transaction costs for this acquisition were capitalized.

During the year ended December 31, 2023, the Company completed three dispositions. In March 2023, the Company sold a medical office building located in Jacksonville, Florida receiving gross proceeds of $4.4 million, resulting in a gain of $0.5 million. In June 2023 the Company sold a portfolio of four medical office buildings located in Oklahoma City, Oklahoma receiving gross proceeds of $66.0 million, resulting in a gain of $12.8 million. In August 2023, the Company sold a medical office building located in North Charleston, South Carolina receiving gross proceeds of $10.1 million, resulting in a gain of $2.3 million.

A rollforward of the gross investment in land, building, improvements, and acquired lease intangible assets as of December 31, 2023 resulting from these acquisitions is as follows:

			Site	Tenant	Acquired Lease	Gross Investment in
	Land	Building	Improvements	Improvements	Intangible Assets	Real Estate
Balances as of December 31, 2022	$168,308	$1,079,781	$22,024	$65,987	$148,077	$1,484,177
Facility Acquired – Date Acquired:
Redding – 4/17/23	771	3,798	174	321	872	5,936
Capitalized costs(1)	—	3,146	1,009	2,356	172	6,683
Total Additions:	771	6,944	1,183	2,677	1,044	12,619
Disposition of Jacksonville – 3/9/2023	(1,023)	(2,827)	—	—	—	(3,850)
Disposition of Oklahoma City – 6/30/2023	(2,814)	(43,553)	(1,127)	(1,505)	(9,406)	(58,405)
Disposition of North Charleston – 8/1/2023	(927)	(4,640)	(106)	(801)	(1,098)	(7,572)
Total Dispositions:	(4,764)	(51,020)	(1,233)	(2,306)	(10,504)	(69,827)
Balances as of December 31, 2023	$164,315	$1,035,705	$21,974	$66,358	$138,617	$1,426,969
(1)	Represents capital projects that were completed and placed in service during the year ended December 31, 2023 related to the Company’s existing facilities.

Depreciation expense was $41,266, $40,008, and $33,825 for the years ended December 31, 2023, 2022, and 2021, respectively.

As of December 31, 2023, the Company had aggregate capital improvement commitments and obligations to improve, expand, and maintain the Company’s existing facilities of approximately $18,300. Many of these amounts are subject to contingencies that make it difficult to predict when they will be utilized, if at all. In accordance with the terms of the Company’s leases, capital improvement obligations in the next twelve months are expected to total approximately $13,900.

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

During the year ended December 31, 2022, the Company completed one disposition. In July 2022, the Company sold a medical office building located in Germantown, Tennessee receiving gross proceeds of $17.9 million, resulting in a gain of $6.8 million.

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

Lease Intangible Assets and Liabilities

The following is a summary of the carrying amount of lease intangible assets and liabilities as of December 31, 2023 and 2022:

	As of December 31, 2023
		Accumulated
	Cost	Amortization	Net
Assets
In-place leases	$77,037	$(44,249)	$32,788
Above market leases	24,961	(10,318)	14,643
Leasing costs	36,619	(18,556)	18,063
	$138,617	$(73,123)	$65,494
Liability
Below market leases	$13,595	$(8,314)	$5,281

	As of December 31, 2022
		Accumulated
	Cost	Amortization	Net
Assets
In-place leases	$82,374	$(34,898)	$47,476
Above market leases	26,054	(7,321)	18,733
Leasing costs	39,649	(14,683)	24,966
	$148,077	$(56,902)	$91,175
Liability
Below market leases	$13,595	$(5,982)	$7,613

The following is a summary of the acquired lease intangible amortization:

	Year Ended December 31,
	2023	2022	2021
Amortization expense related to in-place leases	$11,612	$11,685	$9,046
Amortization expense related to leasing costs	$5,079	$4,942	$3,917
Decrease in rental revenue related to above market leases	$3,384	$3,295	$2,384
Increase in rental revenue related to below market leases	$(2,332)	$(2,268)	$(1,864)

As of December 31, 2023, scheduled future aggregate net amortization of the acquired lease intangible assets and liabilities for each year ended December 31 is listed below:

	Net Decrease	Net Increase
	in Revenue	in Expenses
2024	$(1,152)	$14,208
2025	(1,697)	10,525
2026	(1,803)	8,700
2027	(1,375)	6,115
2028	(1,091)	4,805
Thereafter	(2,244)	6,498
Total	$(9,362)	$50,851

For the year ended December 31, 2023, the weighted average amortization period for asset lease intangibles and liability lease intangibles are 3.5 years and 2.3 years, respectively.

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

The Operating Partnership is subject to a number of financial covenants under the Credit Facility, including, among other things, the following as of the end of each fiscal quarter, (i) a maximum consolidated unsecured leverage ratio of less than 60%, (ii) a maximum consolidated secured leverage ratio of less than 30%, (iii) a maximum consolidated secured recourse leverage ratio of less than 10%, (iv) a minimum fixed charge coverage ratio of 1.50:1.00, (v) a minimum unsecured interest coverage ratio of 1.50:1.00, (vi) a maximum consolidated leverage ratio of less than 60%, and (vii) a minimum net worth of $573 million plus 75% of all net proceeds raised through equity offerings subsequent to March 31, 2022. As of December 31, 2023, management believed it complied with all of the financial and non-financial covenants contained in the Credit Facility.

The Company has entered into interest rate swaps to hedge its interest rate risk on the Term Loans through their respective maturities. For additional information related to the interest rate swaps, see the “Derivative Instruments - Interest Rate Swaps” section herein.

During the year ended December 31, 2023, the Company borrowed $83,100 under the Credit Facility and repaid $136,400, for a net amount repaid of $53,300. During the year ended December 31, 2022, the Company borrowed $138,600 under the Credit Facility and repaid $15,500, for a net amount borrowed of $123,100. Interest expense incurred on the Credit Facility was $25,868, $20,274, and $14,705 for the years ended December 31, 2023, 2022, and 2021, respectively.

As of December 2023 and 2022, the Company had the following outstanding borrowings under the Credit Facility:

	December 31, 2023	December 31, 2022
Revolver	$92,400	$145,700
Term Loan A	350,000	350,000
Term Loan B	150,000	150,000
Less: Unamortized debt issuance costs	(7,067)	(9,253)
Credit Facility, net	$585,333	$636,447

Costs incurred related to the Credit Facility, net of accumulated amortization, are netted against the Company’s “Credit Facility, net of unamortized debt issuance costs” balance in the accompanying Consolidated Balance Sheets. The Company paid $13 and $3,215 related to amendments and modifications to the Credit Facility during the years ended December 31, 2023 and 2022, respectively. Amortization expense incurred was $2,199, $1,995, and $1,703 for the years ended December 31, 2023, 2022, and 2021, respectively, and is included in the “Interest Expense” line item in the accompanying Consolidated Statements of Operations.

Notes Payable, Net of Debt Issuance Costs

As of December 31, 2023, the Company’s notes payable, net, included three loans: (1) the Rosedale Loan, (2) the Dumfries Loan, and (3) the Toledo Loan. In December 2023, the Company defeased the Cantor Loan. The three loans and the defeasance of the Cantor Loan are described in detail herein. The following table sets forth the balances of these loans as of December 31, 2023 and 2022.

	December 31, 2023	December 31, 2022
Notes payable	$25,965	$58,124
Unamortized debt issuance costs	(66)	(452)
Notes payable, net	$25,899	$57,672

Amortization expense incurred related to the debt issuance costs on these loans was $146, $155, and $228, for the years ended December 31, 2023, 2022, and 2021, respectively, and is included in the “Interest Expense” line item in the accompanying Consolidated Statements of Operations. Additionally, in connection with the Cantor Loan defeasance $240 of unamortized debt issuance costs were written off and included as a component of the “Loss on Extinguishment of Debt” line item in the accompanying Consolidated Statements of Operations.

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

The Company made principal payments of $391 and $376 during the years ended December 31, 2023 and 2022, respectively. The loan balance as of December 31, 2023 and 2022 was $13,563 and $13,954, respectively. Interest expense incurred on this loan was $536, $551, and $566 for the years ended December 31, 2023, 2022, and 2021, respectively.

As of December 31, 2023, scheduled principal payments due for each year ended December 31 were as follows:

2024	$405
2025	13,158
Total	$13,563

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

The Company made principal payments of $302 and $288 during the years ended December 31, 2023 and 2022, respectively. The loan balance as of December 31, 2023 and 2022 was $11,034 and $11,336, respectively. Interest expense incurred on this loan was $524, $537, and $550 for years ended December 31, 2023, 2022, and 2021, respectively.

Toledo Loan

On July 8, 2022, in connection with its acquisition of the Toledo Facility, the Company, through its subsidiary GMR Toledo LLC, assumed a loan with a principal amount of $1,513 (the “Toledo Loan”). The Toledo Loan has an annual interest rate of 5.0% with semi-annual principal and interest payments. The Company made principal payments of $98 and $47 during the years ended December 31, 2023 and 2022, respectively. The loan balance as of December 31, 2023 and 2022 was $1,368 and $1,466, respectively. Interest expense incurred on this loan was $88 and $45 for the years ended December 31, 2023 and 2022, respectively. The Toledo Loan matures on July 30, 2033.

Cantor Loan and Defeasance

On March 31, 2016, through certain of its subsidiaries (the “GMR Loan Subsidiaries”), the Company entered into a $32,097 CMBS loan (the “Cantor Loan”). The Cantor Loan was secured by the assets of the GMR Loan Subsidiaries. The Cantor Loan had a maturity date of April 6, 2026 and an annual interest rate of 5.22%. Prepayment could only occur within four months prior to the maturity date and the loan could be defeased at any time prior to the prepayment period. On December 6, 2023, the Company defeased the Cantor Loan in accordance with the provisions of the underlying loan agreement. The defeasance resulted in a total payment of $31,525, which consisted of the payment of the outstanding principal balance on December 6, 2023 of $30,897 and transaction costs of $628. The transaction costs are included as a component of the “Loss on Extinguishment of Debt” line item in the accompanying Consolidated Statements of Operations. The total loss on extinguishment of debt resulting from the defeasance was $868.

The Company made principal payments of $31,368, including the outstanding principal balance that was defeased, and $447 during the years ended December 31, 2023 and 2022, respectively. The loan balance as of December 31, 2022 was $31,368. Interest expense incurred on this note was $1,532, $1,673, and $1,695 for the years ended December 31, 2023, 2022, and 2021, respectively.

Derivative Instruments - Interest Rate Swaps

The Company has ten interest rate swaps and three forward starting interest rate swaps that are used to manage its interest rate risk by fixing the SOFR component of the Term Loans through their maturities. A description of these swaps is below:

Term Loan A Swaps

As of December 31, 2023, six of the Company’s interest rate swaps related to Term Loan A. The combined notional value of these swaps is $350 million, with $200 million of the swaps maturing in August 2024 and the remaining $150 million maturing in April 2026. In addition, the Company has three forward starting interest rate swaps with a combined notional value of $200 million, each with a maturity date of April 2026, that will become effective on the August 2024 maturity date of the existing swaps noted above. Currently, the Term Loan A swaps fix the SOFR component of Term Loan A at a rate of 1.50% through August 2024. From August 2024 to April 2026 the SOFR component of Term Loan A will be fixed at 1.36%.

Term Loan B Swaps

As of December 31, 2023, four of the Company’s interest rate swaps related to Term Loan B with a combined notional value of $150 million that fix the SOFR component on Term Loan B through January 2028 at 2.54%.

The Company records the swaps either as an asset or a liability measured at its fair value at each reporting period. When hedge accounting is applied, the change in the fair value of derivatives designated and that qualify as cash flow hedges is (i) recorded in accumulated other comprehensive income in the equity section of the Company’s Consolidated Balance Sheets and (ii) subsequently reclassified into earnings as interest expense for the period that the hedged forecasted transactions affect earnings. If specific hedge accounting criteria are not met, changes in the Company’s derivative instruments’ fair value are recognized currently as an adjustment to net income.

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

The fair value of the Company’s interest rate swaps was an asset of $25,125 and $34,705 as of December 31, 2023 and 2022, respectively. The balances are included in the “Derivative Asset” line item on the Company’s Consolidated Balance Sheets as of December 31, 2023 and 2022, respectively.

The table below details the components of the amounts presented on the accompanying Consolidated Statements of Comprehensive Income recognized on the Company’s interest rate swap agreements designated as cash flow hedges for the years ended December 31, 2023, 2022, and 2021.

	Years Ended December 31,
	2023	2022	2021

Amount of gain recognized in other comprehensive income	$(6,056)	$(41,068)	$(5,220)
Amount of gain (loss) reclassified from accumulated other comprehensive income into interest expense	15,605	(242)	(6,363)
Total change in accumulated other comprehensive income	$9,549	$(41,310)	$(11,583)

During the next twelve months, the Company estimates that an additional $14,194 will be reclassified as a decrease to interest expense. Additionally, during the years ended December 31, 2023, 2022, and 2021, the Company recorded total interest expense in its Consolidated Statements of Operations of $30,893, $25,230, and $19,696, respectively.

Weighted-Average Interest Rate and Term

The weighted average interest rate and term of the Company’s debt was 3.83% and 2.9 years, respectively, at December 31, 2023, compared to 4.20% and 3.9 years, respectively, as of December 31, 2022.

Note 5 –Equity

Preferred Stock

The Company’s charter authorizes the issuance of 10,000 shares of preferred stock, par value $0.001 per share. As of December 31, 2023 and 2022, there were 3,105 shares of Series A Cumulative Redeemable Preferred Stock (“Series A Preferred Stock”), issued and outstanding. The Series A Preferred Stock has a liquidation preference of $25 per share.

Preferred stock dividend activity for the years ended December 31, 2023 and 2022 is summarized in the following table:

		Applicable		Quarterly		Dividends
Date Announced	Record Date	Quarter	Payment Date	Dividend		per Share

December 10, 2021	January 15, 2022	Q4 2021	January 31, 2022	$1,455		$0.46875
March 11, 2022	April 15, 2022	Q1 2022	May 2, 2022	$1,455		$0.46875
June 10, 2022	July 15, 2022	Q2 2022	August 1, 2022	$1,455		$0.46875
September 9, 2022	October 15, 2022	Q3 2022	October 31, 2022	$1,455		$0.46875
December 7, 2022	January 15, 2023	Q4 2022	January 31, 2023	$1,455		$0.46875
March 10, 2023	April 15, 2023	Q1 2023	May 1, 2023	$1,455		$0.46875
June 9, 2023	July 15, 2023	Q2 2023	July 31, 2023	$1,455		$0.46875
September 8, 2023	October 15, 2023	Q3 2023	October 31, 2023	$1,455		$0.46875
December 12, 2023	January 15, 2024	Q4 2023	January 31, 2024	$1,455	(1)	$0.46875
(1)	Two months of this amount, equal to $970, was accrued at December 31, 2023.

The holders of the Series A Preferred Stock are entitled to receive dividend payments only when, as and if declared by the Company’s board of directors (the “Board”) (or a duly authorized committee of the Board). Dividends will accrue or be payable in cash from the original issue date, on a cumulative basis, quarterly in arrears on each dividend payment date at a fixed rate per annum equal to 7.50% of the liquidation preference of $25.00 per share (equivalent to $1.875 per share on an annual basis). The Series A Preferred Stock may be partially or fully redeemed by the Company. Dividends on the Series A Preferred Stock are cumulative and accrue whether or not (i) funds are legally available for the payment of those dividends, (ii) the Company has earnings or (iii) those dividends are declared by the Board. The quarterly dividend payment dates on the Series A Preferred Stock are January 31, April 30, July 31 and October 31 of each year. During each of the years ended December 31, 2023 and 2022, the Company paid preferred dividends of $5,822.

Common Stock

The Company has 500,000 of authorized shares of common stock, $0.001 par value. As of December 31, 2023 and 2022, there were 65,565 and 65,518 outstanding shares of common stock, respectively.

Common stock dividend activity for the years ended December 31, 2023 and 2022 is summarized in the following table:

		Applicable		Dividend	Dividends
Date Announced	Record Date	Quarter	Payment Date	Amount(1)	per Share

December 10, 2021	December 27, 2021	Q4 2021	January 10, 2022	$14,055	$0.205
March 11, 2022	March 25, 2022	Q1 2022	April 8, 2022	$14,611	$0.21
June 10, 2022	June 24, 2022	Q2 2022	July 8, 2022	$14,642	$0.21
September 9, 2022	September 23, 2022	Q3 2022	October 11, 2022	$14,642	$0.21
December 7, 2022	December 22, 2022	Q4 2022	January 9, 2023	$14,642	$0.21
March 10, 2023	March 24, 2023	Q1 2023	April 11, 2023	$14,688	$0.21
June 9, 2023	June 23, 2023	Q2 2023	July 11, 2023	$14,819	$0.21
September 8, 2023	September 22, 2023	Q3 2023	October 10, 2023	$14,819	$0.21
December 12, 2023	December 27, 2023	Q4 2023	January 9, 2024	$14,819	$0.21
(1)	Includes dividends on granted LTIP Units and OP Units issued to third parties.

During the years ended December 31, 2023 and 2022, the Company paid total dividends on its common stock, LTIP Units, and OP Units in the aggregate amount of $59,025 and $58,420, respectively.

As of December 31, 2023 and 2022, the Company had accrued dividend balances of $345 and $209 for dividends payable on the aggregate annual and long-term LTIP Units that are subject to retroactive receipt of dividends on the amount of LTIP Units ultimately earned. During the year ended December 31, 2023, $193 of dividends were accrued and 57 of dividends were paid related to these units. During the year ended December 31, 2022, $36 of dividends were accrued and $470 of dividends were paid related to these units.

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

Capital Raising Activity

In January 2024, the Company and the Operating Partnership implemented a $300 million “at-the-market” equity offering program, pursuant to which the Company may offer and sell, from time to time, shares of its common stock (the “2024 ATM Program”). In March 2022, the Company and the Operating Partnership implemented a $300 million “at-the-market” equity offering program, pursuant to which the Company could offer and sell, from time to time, shares of its common stock (the “2022 ATM Program”). No shares were sold under the 2022 ATM Program during the year ended December 31, 2023. During the year ended December 31, 2022, the Company generated net proceeds of $10,104 through 2022 ATM Program equity issuances of 598 shares of the Company’s common stock at an average offering price of $17.15 per share. The 2022 ATM Program was terminated in connection with implementing the 2024 ATM Program.

OP Units

During the year ended December 31, 2023, the Operating Partnership issued 577 OP Units with a value of $5,482 in connection with a facility acquisition and did not redeem any OP Units. During the year ended December 31, 2022 the Operating Partnership did not issue any OP Units and redeemed 35 OP Units for shares of the Company’s common stock with an aggregate redemption value of $600.

As of December 31, 2023 and 2022, there were 2,244 and 1,667 OP Units issued and outstanding, respectively, with an aggregate value of $13,962 and $8,480, respectively. The OP Unit value at issuance and redemption is based on the Company’s closing share price on the date of the respective transaction and is included as a component of noncontrolling interest equity in the Company’s

Consolidated Balance Sheets as of December 31, 2023 and 2022. The Company has sufficient shares of common stock authorized pursuant to its charter to cover the redemption of outstanding OP Units.

Note 6 –Related Party Transactions

Related Party Balances

The due from related parties balance as of December 31, 2023 and 2022 was $193 and $200, respectively. These balances primarily consist of taxes paid on behalf of LTIP Unit and OP Unit holders that are reimbursable to the Company. The Company had no amounts due to related parties as of December 31, 2023 and 2022.

Note 7 – Stock-Based Compensation

2016 Equity Incentive Plan

The 2016 Equity Incentive Plan, as amended (the “Plan”), is intended to assist the Company and its affiliates in recruiting and retaining employees of the Company, members of the Board, executive officers of the Company, and individuals who provide services to the Company and its affiliates.

The Plan is intended to permit the grant of both qualified and non-qualified options and the grant of stock appreciation rights, restricted stock, unrestricted stock, awards of restricted stock units, performance awards and other equity-based awards (including LTIP Units). Based on the grants outstanding as of December 31, 2023, there were 844 shares of common stock that remain available to be granted under the Plan. Units subject to awards under the Plan that are forfeited, cancelled, lapsed, or otherwise expired (excluding shares withheld to satisfy exercise prices or tax withholding obligations) are available for grant.

Time-Based Grants

During the year ended December 31, 2023, the following LTIP Units were issued by the Company:

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
			33.33% on May 10, 2025; and
			33.33% on May 10, 2026

During the year ended December 31, 2023, certain participants redeemed an aggregate of 47 vested LTIP Units for the Company’s common stock and forfeited an aggregate of 25 LTIP Units. A detail of the Company’s outstanding time-based LTIP Units as of December 31, 2023 is as follows:

Vested units	2,270
Unvested units	486
LTIP Units outstanding as of December 31, 2023	2,756

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

During the year ended December 31, 2023, certain participants forfeited an aggregate of 16 Performance Awards. Additionally, none of the 2020 Long-Term Awards were earned. A detail of the Performance Awards under the 2021, 2022 and 2023 programs as of December 31, 2023 is as follows:

2021 Long-Term Awards	67
2022 Long-Term Awards	96
2023 Annual Awards (1)	151
2023 Long-Term Awards (2)	154
Total target performance awards as of December 31, 2023	468
(1)	Approved by the Board on May 10, 2023. The number of target LTIP Units was based on the average closing price of the Company’s common stock reported on the New York Stock Exchange (“NYSE”) over the 15 trading days preceding the award date.
(2)	Approved by the Board on February 23, 2023. The number of target LTIP Units was based on the fair value of the Long-Term Awards as determined by an independent valuation consultant.

Annual Awards. The Annual Awards are subject to the terms and conditions of LTIP Annual Award Agreements (“LTIP Annual Award Agreements”) between the Company and each grantee.

The Compensation Committee of the Board (the “Compensation Committee”) and Board established performance goals for the year ending December 31, 2023, as set forth in the 2023 LTIP Annual Award Agreements (the “Performance Goals”) that will be used to determine the number of LTIP Units earned by each grantee. Cumulative stock-based compensation expense during the year ended December 31, 2023 reflects management’s estimate of the probability of the number of these awards that will be earned. As soon as reasonably practicable following the end of the performance period, the Compensation Committee and Board will determine the extent to which the Company has achieved each of the Performance Goals (expressed as a percentage) and, based on such determination, will calculate the number of LTIP Units that each grantee is entitled to receive. Each grantee may earn up to 150% of the number of his/her target LTIP Units. Any 2023 Annual Award LTIP Units that are not earned will be forfeited and cancelled.

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

The Company incurred stock compensation expense of $4,242, $4,681, and $5,810, for the years ended December 31, 2023, 2022, and 2021, respectively, related to the grants awarded under the Plan. Compensation expense is included within “General and Administrative” expense in the Company’s Consolidated Statements of Operations.

As of December 31, 2023, total unamortized compensation expense related to these awards of approximately $4.8 million is expected to be recognized over a weighted average remaining period of 1.2 years.

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

Initial direct costs, primarily commissions related to the leasing of our facilities, are capitalized as incurred. Capitalized leasing costs are amortized on a straight-line basis over the remaining useful life of the respective leases. All other costs to negotiate or arrange a lease are expensed as incurred.

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

The Company recognized $140,934 and $137,167 of rental revenue related to operating lease payments for the years ended December 31, 2023 and 2022, respectively. Of these amounts $7,180 and $7,767, respectively, relate to variable rental revenue.

The aggregate annual cash to be received by the Company on the noncancelable operating leases related to its portfolio as of December 31, 2023 is as follows for the subsequent years ended December 31:

2024	$113,302
2025	103,733
2026	95,168
2027	83,926
2028	73,601
Thereafter	274,744
Total	$744,474

Information as Lessee

The Company entered into a new lease agreement for its corporate headquarters in Bethesda, Maryland. The lease had a commencement date of May 1, 2023 and expires on October 31, 2034. The Company’s total lease payment obligation over the life of the lease is approximately $7 million. The Company recorded a right of use asset and liability of $4,634 on May 1, 2023, the commencement date of the lease. The Company used a discount rate of approximately 6.5% which represented its incremental borrowing rate at the lease commencement date. Additionally, the Company has seven buildings located on land that is subject to operating ground leases with a weighted average remaining term of approximately 42 years. Rental payments on these leases are adjusted periodically based on either the CPI or on a pre-determined schedule. The monthly payments on a pre-determined schedule are recognized on a straight-line basis over the terms of the respective leases. Changes in the CPI are not estimated as part of our measurement of straight-line rental expense. The Company used a weighted average discount rate of approximately 7.5% to record the right of use assets and liabilities, which was derived, using a portfolio approach, from our assessment of the credit quality of the Company and adjusted to reflect secured borrowing, estimated yield curves and long-term spread adjustments over appropriate tenors. Some of the Company’s ground leases contain extension options and, where we determined it was reasonably certain that an extension would occur, they were included in our calculation of the right of use asset and liability. The Company recognized approximately $326 and $154 of ground lease expense during the years ended December 31, 2023 and 2022, respectively, of which $185 and $154 was paid in cash.

The following table sets forth the undiscounted cash flows of our scheduled obligations for future lease payments on operating ground leases at December 31, 2023 and a reconciliation of those cash flows to the operating lease liability at December 31, 2023:

2024	$679
2025	740
2026	757
2027	772
2028	794
Thereafter	9,656
Total	13,398
Discount	(5,718)
Lease liability	$7,680

Tenant Concentration

During the year ended December 31, 2023, the Company’s rental revenues were derived from 269 tenants leasing 185 buildings.  During this period there were no tenants with rental revenue that exceeded 10% of the Company’s rental revenue.

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

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to ensure that the information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to management, including the principal executive officer (our Chief Executive Officer) and principal financial officer (our Chief Financial Officer) as appropriate, to allow timely decisions regarding required disclosures. Our Chief Executive Officer (our “CEO”) and Chief Financial Officer (our “CFO”) evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2023. Based on that evaluation, our CEO and CFO concluded that, as of the end of the period covered by this Report, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of 2023 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Under the supervision of management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal controls over financial reporting were effective as of December 31, 2023.

Deloitte & Touche LLP, an independent registered public accounting firm, audited our consolidated financial statements included in this Annual Report on Form 10-K and our internal control over financial reporting, and that firm’s report on our internal control over financial reporting is set forth below.

February 28, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Global Medical REIT Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Global Medical REIT Inc. and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2023, of the Company and our report dated February 28, 2024, expressed an unqualified opinion on those financial statements.

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

February 28, 2024

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
												Life on
												Which
												Depreciation
												in Income
	Encumb-	Land &	Building	Land &	Building	Land &	Building	Total	Acc Depr	Year Built	Year	Statement is
Description	rances	Improv	& Improv	Improv	& Improv	Improv	& Improv	Assets	12.31.23	/ Renov	Acquired	Computed
Omaha-LTACH		$—	$21,867	$—	$—	$—	$21,867	$21,867	$5,233	2008	2014	(1)
Asheville-ASC		572	1,934	—	—	572	1,934	2,506	449	2002	2014	(1)
Pittsburgh-MOB/ASC		1,287	10,322	—	—	1,287	10,322	11,609	2,134	2006	2015	(1)
Memphis-MOB/ASC		2,705	17,451	—	—	2,705	17,451	20,156	3,475	(6)	2015	(1)
Plano-Surgical Hospital		1,050	16,696	—	—	1,050	16,696	17,746	3,309	2013	2016	(1)
Westland-MOB/ASC		230	4,520	—	83	230	4,603	4,833	876	2009	2016	(1)
Melbourne-MOB/ Imaging		1,200	14,250	45	1,330	1,245	15,580	16,825	2,836	2012	2016	(1)
Reading-MOB/ASC		1,440	7,940	—	—	1,440	7,940	9,380	1,479	1992/2002	2016	(1)
East Orange-MOB		2,150	10,112	—	510	2,150	10,622	12,772	1,869	1996	2016	(1)
Watertown- MOB/ Imaging		1,100	8,002	192	335	1,292	8,337	9,629	1,520	2011/2015	2016	(1)(3)
Sandusky-MOB		791	10,710	—	—	791	10,710	11,501	2,147	(7)	2016/2017	(1)
Carson City-MOB		760	3,268	—	—	760	3,268	4,028	586	1991	2016	(1)
Ellijay-MOB		914	3,337	—	—	914	3,337	4,251	914	2015	2016	(1)(2)(3)
Altoona-IRF		1,184	18,505	—	—	1,184	18,505	19,689	3,653	2000	2016	(1)(2)(3)
Mechanicsburg-IRF		810	21,451	—	—	810	21,451	22,261	4,133	2011	2016	(1)(2)(3)
Mesa-IRF		3,620	16,265	—	—	3,620	16,265	19,885	3,732	2011	2016	(1)(2)(3)
Lewisburg-MOB/ Imaging		681	6,114	—	—	681	6,114	6,795	1,544	2006	2017	(1)(2)(3)
Cape Coral-MOB		353	7,017	—	—	353	7,017	7,370	977	2007	2017	(1)(3)
Las Cruces-MOB		397	4,618	40	32	437	4,650	5,087	926	2012	2017	(1)
Clermont-MOB		145	4,422	—	—	145	4,422	4,567	717	2014	2017	(1)(2)(3)
Brockport-MOB		693	7,097	—	—	693	7,097	7,790	1,566	2011	2017	(1)(2)(3)
Flower Mound-ASC		730	3,155	—	—	730	3,155	3,885	698	2014	2017	(1)(2)(3)
Sherman-IRF/ LTACH		1,601	25,011	—	2,447	1,601	27,458	29,059	4,566	2009	2017	(1)(2)
Lubbock-MOB		1,566	5,725	—	—	1,566	5,725	7,291	1,449	2004	2017	(1)(2)(3)
Austin-IRF		7,223	29,616	—	—	7,223	29,616	36,839	4,806	2012	2017	(1)(2)(3)
Fort Worth-MOB		1,738	3,726	—	—	1,738	3,726	5,464	801	2016	2017	(1)(2)(3)
Albertville-MOB		1,154	4,444	193	29	1,347	4,473	5,820	1,494	2007	2017	(1)(2)(3)
Moline-MOB/ASC		854	9,237	—	—	854	9,237	10,091	1,932	2004	2017	(1)(2)(3)
Lee’s Summit-MOB		571	2,929	—	—	571	2,929	3,500	933	2007	2017	(1)(2)(3)
Amarillo-MOB		1,437	7,254	—	—	1,437	7,254	8,691	989	2011	2017	(1)
Wyomissing-MOB		487	5,250	—	—	487	5,250	5,737	700	2004	2017	(1)

Saint George-MOB/ASC		435	5,372	—	76	435	5,448	5,883	812	1997	2017	(1)
Silvis-MOB		249	5,862	30	716	279	6,578	6,857	1,625	1997/2006	2018	(1)(2)(3)
Fremont-MOB		162	8,335	—	—	162	8,335	8,497	1,170	2018	2018	(1)
Gainesville-MOB/ASC		625	9,885	—	724	625	10,609	11,234	1,537	2002	2018	(1)
East Dallas-Acute Hospital		6,272	17,012	—	1,450	6,272	18,462	24,734	3,610	1994	2018	(1)
Orlando-MOB		3,075	11,944	—	110	3,075	12,054	15,129	2,286	2007/2008/2009	2018	(1)(2)(3)
Belpre-MOB/ Imaging/ER/ ASC		3,997	53,520	—	—	3,997	53,520	57,517	8,352	2011/2013/2014/2017	2018	(1)(2)(3)
McAllen-MOB		1,099	4,296	—	—	1,099	4,296	5,395	787	2000	2018	(1)
Derby-ASC		567	2,585	—	55	567	2,640	3,207	597	2005	2018	(1)(2)(3)
Bountiful-MOB		720	4,185	—	109	720	4,294	5,014	599	2004	2018	(1)(2)
Cincinnati-MOB		1,823	1,811	35	—	1,858	1,811	3,669	676	2016	2018	(1)(2)(3)
Melbourne Pine-Cancer Center		732	5,980	—	649	732	6,629	7,361	1,015	1993	2018	(1)(2)(3)
Southern IL-MOB		1,830	12,660	—	176	1,830	12,836	14,666	1,879	(8)	2018	(1)
Vernon-MOB/ Dialysis/ Administrative		1,166	9,929	—	—	1,166	9,929	11,095	1,693	1993/1999	2018	(1)
Corona		1,601	14,689	—	—	1,601	14,689	16,290	1,837	2009	2018	(1)
Zachary-LTACH		103	3,745	—	—	103	3,745	3,848	553	2015	2019	(1)(2)(3)
Chandler -MOB/ASC		4,616	11,643	—	31	4,616	11,674	16,290	1,689	2004/2007/2015	2019	(1)
Surprise-IRF		1,966	22,856	38	—	2,004	22,856	24,860	3,705	2015	2019	(1)(2)(3)
South Bend-IRF		1,998	11,882	—	—	1,998	11,882	13,880	2,905	2009	2019	(1)(2)(3)
Las Vegas-IRF		2,723	17,482	—	—	2,723	17,482	20,205	3,794	2007	2019	(1)(2)(3)
Oklahoma Northwest-IRF		2,507	22,545	122	6,814	2,629	29,359	31,988	4,161	2012	2019	(1)(2)(3)
San Marcos-Cancer Center		2,448	7,338	—	—	2,448	7,338	9,786	1,090	2009	2019	(1)(2)(3)
Lansing Patient-MOB /ASC		1,387	8,348	188	280	1,575	8,628	10,203	1,746	1997/2000/2002	2019	(1)(2)(3)
Bannockburn-MOB		895	4,700	123	814	1,018	5,514	6,532	1,718	1999	2019	(1)(2)(3)
Aurora-Office		1,829	8,049	—	—	1,829	8,049	9,878	1,412	2015	2019	(1)(2)(3)
Livonia-MOB/Urgent Care		1,181	8,071	45	910	1,226	8,981	10,207	2,097	1995	2019	(1)(2)(3)
Gilbert-MOB/ASC		2,470	2,389	—	—	2,470	2,389	4,859	455	2006	2019	(1)(2)(3)
Morgantown-Office		1,256	5,792	—	—	1,256	5,792	7,048	881	2019	2019	(1)(2)(3)
Beaumont-Surgical Hospital		3,421	25,872	—	—	3,421	25,872	29,293	3,069	2013	2019	(1)(2)(3)
Bastrop-Freestanding ED		2,039	8,712	—	—	2,039	8,712	10,751	1,169	2012	2019	(1)(2)(3)
Panama City-MOB/ASC		1,779	9,718	—	—	1,779	9,718	11,497	1,511	2008/2009/2019	2019	(1)(2)(3)
Jacksonville-MOB		—	5,019	—	—	—	5,019	5,019	517	2003/2004	2019	(1)
Greenwood-MOB/ASC		892	4,956	—	—	892	4,956	5,848	793	1986	2019	(1)
Clinton-MOB/ASC		1,006	8,129	293	1,175	1,299	9,304	10,603	3,055	1964	2020	(1)(2)(3)
High Point-MOB		2,189	21,236	—	31	2,189	21,267	23,456	3,111	2007	2020	(1)(2)(3)
West Allis-MOB		1,111	7,785	—	—	1,111	7,785	8,896	989	1999	2020	(1)(2)(3)
Grand Rapids-MOB/ASC		3,421	17,810	292	445	3,713	18,255	21,968	2,952	1988/1992/2000/2006	2020	(1)(2)(3)
Dumfries-MOB	(4)	2,886	14,863	—	—	2,886	14,863	17,749	5,174	2019	2020	(1)(2)(3)
Centerville -MOB		160	4,410	—	—	160	4,410	4,570	441	2018	2020	(1)(2)(3)
Fairfax-MOB		7,112	9,621	—	925	7,112	10,546	17,658	2,070	2019	2020	(1)(2)(3)
Rosedale-MOB	(5)	3,423	17,646	—	140	3,423	17,786	21,209	2,293	2014/2017	2020	(1)(2)(3)
Lancaster-Plasma Center		805	4,385	—	—	805	4,385	5,190	471	2009	2020	(1)(2)(3)
Winston Salem-MOB		1,778	6,714	—	—	1,778	6,714	8,492	904	2009	2020	(1)(2)(3)
Decatur-MOB		1,626	2,706	—	—	1,626	2,706	4,332	369	2010	2020	(1)(2)(3)
Jackson-MOB		895	4,730	—	—	895	4,730	5,625	498	2009	2020	(1)(2)(3)
Sheboygan-MOB		583	6,223	—	—	583	6,223	6,806	656	2005	2020	(1)(2)(3)
Plymouth-MOB		758	5,214	—	—	758	5,214	5,972	505	2010	2020	(1)(2)(3)
Spring Hill-MOB/Img		3,893	12,954	68	42	3,961	12,996	16,957	1,524	2002/2013/2017/2019	2020	(1)(2)(3)
Cape Girardeau-ASC		1,223	4,865	—	—	1,223	4,865	6,088	565	2002	2020	(1)(2)(3)
Yuma-MOB		1,349	4,989	—	—	1,349	4,989	6,338	653	2013	2020	(1)(2)(3)
Las Vegas-MOB/ASC		311	6,813	—	—	311	6,813	7,124	511	2007/2015	2020	(1)
Pensacola-MOB/ASC		2,118	6,153	—	—	2,118	6,153	8,271	858	1985/1997	2020	(1)(2)(3)
Venice-MOB		1,896	4,537	—	—	1,896	4,537	6,433	604	2008	2020	(1)(2)(3)
El Paso-MOB		970	7,709	—	150	970	7,859	8,829	757	2008	2021	(1)(2)(3)
West El Paso-MOB/ASC		995	7,727	—	—	995	7,727	8,722	697	2015/2018	2021	(1)(2)(3)
Syracuse-MOB		744	4,880	25	101	769	4,981	5,750	554	2012	2021	(1)(2)(3)
Fort Worth-Behavioral Hospital		1,960	13,453	—	—	1,960	13,453	15,413	1,063	2013	2021	(1)(2)(3)
Coos Bay-MOB		917	5,145	—	—	917	5,145	6,062	424	2009	2021	(1)(2)(3)
Port Saint Lucie-MOB/ASC		660	3,767	—	60	660	3,827	4,487	442	1990	2021	(1)(2)(3)
Dallas-MOB/ASC		3,165	3,062	—	161	3,165	3,223	6,388	427	1989	2021	(1)(2)(3)
Cape Coral-MOB		6,103	21,287	—	—	6,103	21,287	27,390	2,387	1991/1999/2004/2007	2021	(1)(2)(3)
East Grand Forks-MOB		1,123	7,063	—	—	1,123	7,063	8,186	1,090	2004	2021	(1)(2)(3)
Tallahassee-MOB		919	7,107	—	—	919	7,107	8,026	642	2002	2021	(1)(2)(3)
Caledonia-MOB		648	2,765	—	—	648	2,765	3,413	261	2007	2021	(1)(2)(3)
Forsyth-MOB/Imaging		1,902	10,083	85	33	1,987	10,116	12,103	1,001	2003	2021	(1)(2)(3)
Munster-MOB/ASC		941	4,842	—	30	941	4,872	5,813	523	2005	2021	(1)(2)(3)
Athens-MOB		622	4,169	—	20	622	4,189	4,811	344	2003	2021	(1)(2)(3)
Hialeah-MOB		264	10,349	—	414	264	10,763	11,027	1,708	2019	2021	(1)(2)(3)
Mentor-MOB		2,603	6,544	—	244	2,603	6,788	9,391	679	1991	2021	(1)(2)(3)
Athens 200-MOB		369	1,470	—	—	369	1,470	1,839	225	2000	2021	(1)(2)(3)
Lemoyne-MOB/Imaging		412	4,020	—	—	412	4,020	4,432	349	1990/2000	2021	(1)(2)(3)
Gainesville-MOB		631	4,098	—	—	631	4,098	4,729	409	2006	2022	(1)(2)(3)
Grand Rapids Paris-MOB		1,459	5,246	—	105	1,459	5,351	6,810	559	2004	2022	(1)(2)(3)
Sarasota-MOB		831	4,034	—	—	831	4,034	4,865	352	2013	2022	(1)(2)(3)

Greenwood-MOB	1,122	4,692	82	49	1,204	4,741	5,945	482	2007	2022	(1)(2)(3)
Fairbanks-MOB/ASC	1,997	13,015	38	141	2,035	13,156	15,191	828	2010	2022	(1)(2)(3)
Rocky Point-MOB/ASC/Imaging	836	6,534	—	26	836	6,560	7,396	476	2006/2007	2022	(1)(2)(3)
Fairfax Hamaker-MOB	4,410	13,548	—	396	4,410	13,944	18,354	1,148	1986	2022	(1)(2)(3)
Lee's Summit-MOB/ASC	1,431	4,512	—	138	1,431	4,650	6,081	365	2003	2022	(1)(2)(3)
Lexington-MOB/Cancer Center	2,049	11,905	61	137	2,110	12,042	14,152	720	1996/2000/2006/2009	2022	(1)(2)(3)
Toledo Ohio-MOB/ASC	3,581	12,613	—	622	3,581	13,235	16,816	1,184	1997	2022	(1)(2)(3)
Lake Geneva-MOB	585	4,842	68	—	653	4,842	5,495	290	1999	2022	(1)(2)(3)
Glenview-MOB/Retail	1,688	6,536	—	500	1,688	7,036	8,724	522	2003	2022	(1)(2)(3)
Canandaigua-MOB	948	11,606	—	203	948	11,809	12,757	670	2010/2013	2022	(1)(2)(3)
Hermitage-MOB	548	4,118	—	24	548	4,142	4,690	282	2000	2022	(1)(2)(3)
Redding-MOB/ASC	945	4,119	—	—	945	4,119	5,064	133	1981	2023	(1)(2)(3)

Totals	$184,227	$1,078,070	$2,063	$23,992	$186,290	$1,102,062	$1,288,352	$174,379

The cost basis for income tax purposes of aggregate gross land, building, site improvements, and tenant improvements as of December 31, 2023 was $1,397 million.

(1) Estimated remaining useful life for buildings is 9 to 47 years.

(2) Estimated remaining useful life for tenant improvements is 1 to 15 years.

(3) Estimated remaining useful life for site improvements is 1 to 15 years.

(4) The facility serves as collateral for the Dumfries Loan, which had a balance of $11,034 as of December 31, 2023.

(5) The facility serves as collateral for the Rosedale Loan, which had a balance of $13,563 as of December 31, 2023.

(6) Years of: 2001, 1984, 2003, 2006, 2009, 2011.

(7) Years of: 1953, 1982, 2000, 1998, 2017.

(8) Years of: 2002, 2006, 2012, 2014, 2015, 2016.

	Year Ended December 31,
	2023	2022	2021
Real Estate Assets:
Balance, beginning of period	$1,336,100	$1,215,072	$1,044,671
Additions through acquisitions	11,575	132,463	175,013
Deductions	(59,323)	(11,435)	(4,612)
Balance, end of period	$1,288,352	$1,336,100	$1,215,072

Accumulated Depreciation:
Balance, beginning of period	$141,317	$103,010	$69,563
Additions through expense	41,227	39,984	33,801
Deductions	(8,165)	(1,677)	(354)
Balance, end of period	$174,379	$141,317	$103,010

(a)(3) Exhibits

Exhibit No.	Description

3.1	Articles of Restatement of Global Medical REIT Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Report on Form 10-Q as filed with the SEC on August 8, 2018).

3.2

Fourth Amended and Restated Bylaws of Global Medical REIT Inc., adopted as of December 7, 2022 (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K as filed with the SEC on December 7, 2022).

4.1	Specimen of Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-11/A filed with the SEC on June 15, 2016).

Exhibit No.	Description

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

10.8†	Severance Plan (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K as filed with the SEC on July 9, 2020).

10.9†	Form of LTIP Unit Award Agreement (Annual Awards) (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 4, 2023).

10.10†	Form of LTIP Unit Award Agreement (Long-Term Performance Awards) (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 5, 2023).

10.11†	Form of LTIP Unit Award Agreement (Long-Term Time-Based Awards) (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 5, 2023).

10.12†	Form of LTIP Unit Award Agreement (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on July 9, 2020).

10.13†	Form of LTIP Unit Award Agreement (Annual Awards) (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 6, 2022).

10.14†	Form of LTIP Unit Award Agreement (Long-Term Performance-Based Award) (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 6, 2022).

Exhibit No.	Description

10.15†	Form of LTIP Unit Award Agreement (Long-Term Time-Based Award) (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 6, 2022).

10.16†	LTIP Unit Award Agreement (Long-Term Performance-Based Award) (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 7, 2021).

10.17†	LTIP Unit Award Agreement (Long-Term Time-Based Award) (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 7, 2021).

10.18†

Form of Indemnification Agreement between Global Medical REIT Inc. and its directors and officers (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-11/A filed with the SEC on June 15, 2016).

10.19

Agreement of Limited Partnership, dated March 14, 2016, of Global Medical REIT L.P. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K as filed with the SEC on March 18, 2016).

10.20

First Amendment to Agreement of Limited Partnership of Global Medical REIT L.P. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on September 14, 2017).

10.21

Second Amendment to Agreement of Limited Partnership of Global Medical REIT L.P., dated August 21, 2019 (incorporated herein by reference to Exhibit 10.2 to the Company’s Report on Form 10-Q as filed with the SEC on November 7, 2019).

10.22

Third Amendment to Agreement of Limited Partnership of Global Medical REIT L.P., dated June 16, 2020 (incorporated herein by reference to Exhibit 10.1 to the Company’s Report on Form 10-Q as filed with the SEC on August 7, 2020).

10.23

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

10.24

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

21*	Subsidiaries of the Company.

23*	Consent of Deloitte & Touche, LLP

31.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1†*	Policy Relating to Recovery of Erroneously Awarded Compensation.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Schema

101.CAL*	Inline XBRL Taxonomy Calculation Linkbase

Exhibit No.	Description

101.DEF*	Inline XBRL Taxonomy Definition Linkbase
`
101.LAB*	Inline XBRL Taxonomy Label Linkbase

101.PRE*	Inline XBRL Taxonomy Presentation Linkbase

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101)
†	Management contract or compensatory plan or arrangement.
*	Filed herewith
**	Furnished herewith. Such certification shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

ITEM 16.    FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Global Medical REIT Inc.

Dated: February 28, 2024	By:	/s/ Jeffrey M. Busch
Jeffrey M. Busch
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the date indicated.

Signature	Title	Date

/s/ Jeffrey M. Busch
Jeffrey M. Busch	Chief Executive Officer (Principal Executive Officer) and Director	February 28, 2024

/s/ Robert J. Kiernan
Robert J. Kiernan	Chief Financial Officer (Principal Financial and Accounting Officer)	February 28, 2024

/s/ Henry Cole
Henry Cole	Director	February 28, 2024

/s/ Paula Crowley
Paula Crowley	Director	February 28, 2024

/s/ Matthew Cypher
Matthew Cypher	Director	February 28, 2024

/s/ Zhang Huiqi
Zhang Huiqi	Director	February 28, 2024

/s/ Ronald Marston
Ronald Marston	Director	February 28, 2024

/s/ Lori Wittman
Lori Wittman	Director	February 28, 2024

f