Form 10-Q
period 2024-03-31
Global Medical REIT Inc.
filed 2024-05-08
CIK 1533615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

The number of shares of the registrant’s common stock outstanding at May 6, 2024 was 65,587,648

PART I   FINANCIAL INFORMATION

GLOBAL MEDICAL REIT INC.

Condensed Consolidated Balance Sheets

(unaudited and in thousands, except par values)

	As of
	March 31, 2024	December 31, 2023
Assets
Investment in real estate:
Land	$164,315	$164,315
Building	1,036,224	1,035,705
Site improvements	21,984	21,974
Tenant improvements	67,021	66,358
Acquired lease intangible assets	138,617	138,617
	1,428,161	1,426,969
Less: accumulated depreciation and amortization	(262,287)	(247,503)
Investment in real estate, net	1,165,874	1,179,466
Cash and cash equivalents	1,333	1,278
Restricted cash	6,473	5,446
Tenant receivables, net	7,743	6,762
Due from related parties	363	193
Escrow deposits	737	673
Deferred assets	27,995	27,132
Derivative asset	29,285	25,125
Goodwill	5,903	5,903
Other assets	17,874	15,722
Total assets	$1,263,580	$1,267,700

Liabilities and Equity
Liabilities:
Credit Facility, net of unamortized debt issuance costs of $6,518 and $7,067 at March 31, 2024 and December 31, 2023, respectively	$592,082	$585,333
Notes payable, net of unamortized debt issuance costs of $53 and $66 at March 31, 2024 and December 31, 2023, respectively	25,682	25,899
Accounts payable and accrued expenses	10,520	12,781
Dividends payable	16,157	16,134
Security deposits	4,376	3,688
Other liabilities	12,952	12,770
Acquired lease intangible liability, net	4,713	5,281
Total liabilities	666,482	661,886
Commitments and Contingencies
Equity:
Preferred stock, $0.001 par value, 10,000 shares authorized; 3,105 issued and outstanding at March 31, 2024 and December 31, 2023, respectively (liquidation preference of $77,625 at March 31, 2024 and December 31, 2023, respectively)	74,959	74,959
Common stock, $0.001 par value, 500,000 shares authorized; 65,587 shares and 65,565 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	66	66
Additional paid-in capital	722,623	722,418
Accumulated deficit	(251,963)	(238,984)
Accumulated other comprehensive income	29,285	25,125
Total Global Medical REIT Inc. stockholders' equity	574,970	583,584
Noncontrolling interest	22,128	22,230
Total equity	597,098	605,814
Total liabilities and equity	$1,263,580	$1,267,700

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL MEDICAL REIT INC.

Condensed Consolidated Statements of Operations

(unaudited and in thousands, except per share amounts)

	Three Months Ended March 31,
	2024	2023

Revenue
Rental revenue	$35,069	$36,199
Other income	49	31
Total revenue	35,118	36,230

Expenses
General and administrative	4,446	3,804
Operating expenses	7,384	7,536
Depreciation expense	10,113	10,494
Amortization expense	3,971	4,395
Interest expense	6,890	8,271
Preacquisition expense	—	42
Total expenses	32,804	34,542

Income before gain on sale of investment property	2,314	1,688
Gain on sale of investment property	—	485

Net income	$2,314	$2,173
Less: Preferred stock dividends	(1,455)	(1,455)
Less: Net income attributable to noncontrolling interest	(65)	(45)
Net income attributable to common stockholders	$794	$673

Net income attributable to common stockholders per share – basic and diluted	$0.01	$0.01

Weighted average shares outstanding – basic and diluted	65,573	65,525

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL MEDICAL REIT INC.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(unaudited and in thousands)

	Three Months Ended March 31,
	2024	2023

Net income	$2,314	$2,173
Other comprehensive income (loss):
Increase (decrease) in fair value of interest rate swap agreements	4,160	(7,264)
Total other comprehensive income (loss)	4,160	(7,264)
Comprehensive income (loss)	6,474	(5,091)
Less: Preferred stock dividends	(1,455)	(1,455)
Less: Comprehensive (income) loss attributable to noncontrolling interest	(379)	412
Comprehensive income (loss) attributable to common stockholders	$4,640	$(6,134)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL MEDICAL REIT INC.

Condensed Consolidated Statements of Equity

(unaudited and in thousands, except per share amounts)

For the Three Months Ended March 31, 2024:

								Global
							Accumulated	Medical
					Additional		Other	REIT Inc.	Non-
	Common Stock		Preferred Stock		Paid-in	Accumulated	Comprehensive	Stockholders’	controlling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Equity	Interest	Equity
Balances, December 31, 2023	65,565	$66	3,105	$74,959	$722,418	$(238,984)	$25,125	$583,584	$22,230	$605,814
Net income	—	—	—	—	—	2,249	—	2,249	65	2,314
LTIP Units redeemed for common stock	22	—	—	—	205	—	—	205	(205)	—
Change in fair value of interest rate swap agreements	—	—	—	—	—	—	4,160	4,160	—	4,160
Stock-based compensation expense	—	—	—	—	—	—	—	—	1,233	1,233
Dividends to common stockholders ($0.21 per share)	—	—	—	—	—	(13,773)	—	(13,773)	—	(13,773)
Dividends to preferred stockholders ($0.46875 per share)	—	—	—	—	—	(1,455)	—	(1,455)	—	(1,455)
Dividends to noncontrolling interest	—	—	—	—	—	—	—	—	(1,195)	(1,195)
Balances, March 31, 2024	65,587	$66	3,105	$74,959	$722,623	$(251,963)	$29,285	$574,970	$22,128	$597,098

For the Three Months Ended March 31, 2023:

								Global
							Accumulated	Medical
					Additional		Other	REIT Inc.	Non-
	Common Stock		Preferred Stock		Paid-in	Accumulated	Comprehensive	Stockholders’	controlling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Equity	Interest	Equity
Balances, December 31, 2022	65,518	$66	3,105	$74,959	$721,991	$(198,706)	$34,674	$632,984	$16,081	$649,065
Net income	—	—	—	—	—	2,128	—	2,128	45	2,173
LTIP Units redeemed for common stock	12	—	—	—	122	—	—	122	(122)	—
Change in fair value of interest rate swap agreements	—	—	—	—	—	—	(7,264)	(7,264)	—	(7,264)
Stock-based compensation expense	—	—	—	—	—	—	—	—	688	688
Dividends to common stockholders ($0.21 per share)	—	—	—	—	—	(13,761)	—	(13,761)	—	(13,761)
Dividends to preferred stockholders ($0.46875 per share)	—	—	—	—	—	(1,455)	—	(1,455)	—	(1,455)
Dividends to noncontrolling interest	—	—	—	—	—	—	—	—	(971)	(971)
Balances, March 31, 2023	65,530	$66	3,105	$74,959	$722,113	$(211,794)	$27,410	$612,754	$15,721	$628,475

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL MEDICAL REIT INC.

Condensed Consolidated Statements of Cash Flows

(unaudited and in thousands)

	Three Months Ended March 31,
	2024	2023
Operating activities
Net income	$2,314	$2,173
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	10,113	10,494
Amortization of acquired lease intangible assets	3,863	4,373
Amortization of above market leases, net	251	291
Amortization of debt issuance costs and other	562	601
Stock-based compensation expense	1,233	688
Capitalized preacquisition and other costs charged to expense	34	15
Gain on sale of investment property	—	(485)
Other	169	—
Changes in operating assets and liabilities:
Tenant receivables	(981)	638
Deferred assets	(863)	(811)
Other assets and liabilities	(1,033)	(210)
Accounts payable and accrued expenses	(2,057)	(1,223)
Security deposits	688	(773)
Net cash provided by operating activities	14,293	15,771

Investing activities
Net proceeds from sale of investment property	—	4,175
Escrow deposits for purchase of properties	—	(153)
Advances made to related parties	(170)	(121)
Capital expenditures on existing real estate investments	(2,004)	(809)
Leasing commissions	(542)	—
Net cash (used in) provided by investing activities	(2,716)	3,092

Financing activities
Escrow deposits required by third party lenders	(64)	(639)
Repayment of notes payable	(230)	(344)
Proceeds from Credit Facility	14,000	12,600
Repayment of Credit Facility	(7,800)	(14,800)
Dividends paid to common stockholders, and OP Unit and LTIP Unit holders	(14,946)	(14,699)
Dividends paid to preferred stockholders	(1,455)	(1,455)
Net cash used in financing activities	(10,495)	(19,337)
Net increase (decrease) in cash and cash equivalents and restricted cash	1,082	(474)
Cash and cash equivalents and restricted cash—beginning of period	6,724	14,455
Cash and cash equivalents and restricted cash—end of period	$7,806	$13,981

Supplemental cash flow information:
Cash payments for interest	$6,407	$8,139

Noncash financing and investing activities:
Accrued dividends payable	$16,156	$15,854
Interest rate swap agreements fair value change recognized in other comprehensive income (loss)	$(4,160)	$7,264
LTIP Units redeemed for common stock	$205	$122
Accrued capital expenditures and leasing commissions included in accounts payable and accrued expenses	$1,946	$778

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL MEDICAL REIT INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

(dollars in thousands, except per share amounts or as otherwise indicated)

Note 1 – Organization

Global Medical REIT Inc. (the “Company”) is a Maryland corporation and internally managed real estate investment trust (“REIT”) that owns and acquires healthcare facilities and leases those facilities to physician groups and regional and national healthcare systems. The Company holds its facilities and conducts its operations through a Delaware limited partnership subsidiary, Global Medical REIT L.P. (the “Operating Partnership”). The Company serves as the sole general partner of the Operating Partnership through a wholly owned subsidiary of the Company, Global Medical REIT GP LLC, a Delaware limited liability company. As of March 31, 2024, the Company was the 92.44% limited partner of the Operating Partnership, with an aggregate of 7.56% of the Operating Partnership owned by holders of long-term incentive plan units (“LTIP Units”) and third-party limited partners who contributed properties or services to the Operating Partnership in exchange for common limited partnership units (“OP Units”).

Note 2 – Summary of Significant Accounting Policies

Basis of presentation

The accompanying condensed consolidated financial statements are unaudited and include the accounts of the Company, including the Operating Partnership and its wholly owned subsidiaries. The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures required for annual consolidated financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the accompanying condensed consolidated financial statements do not include all the information and footnotes required by GAAP for complete consolidated financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2023. In the opinion of management, all adjustments of a normal and recurring nature necessary for a fair presentation of the condensed consolidated financial statements for the interim periods have been made.

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

	As of March 31,
	2024	2023
Cash and cash equivalents	$1,333	$4,603
Restricted cash	6,473	9,378
Total cash and cash equivalents and restricted cash	$7,806	$13,981

Tenant Receivables, Net

The tenant receivable balance as of March 31, 2024 and December 31, 2023 was $7,743 and $6,762, respectively. The balance as of March 31, 2024 consisted of $3,444 in funds owed from the Company’s tenants for rent that the Company had earned but had not yet received, $3,886 of tenant reimbursements, $128 for a loan that was made to one of the Company’s tenants, and $285 of miscellaneous receivables. The balance as of December 31, 2023 consisted of $2,062 in funds owed from the Company’s tenants for rent that the Company had earned but had not yet received, $4,372 of tenant reimbursements, $131 for a loan that was made to one of the Company’s tenants, and $197 of miscellaneous receivables.

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

In addition, as of March 31, 2024 and December 31, 2023, the Company had a portfolio level reserve of $350 on those leases that were probable of collection to ensure that the tenant lease receivables were not overstated.

Escrow Deposits

The escrow balance as of March 31, 2024 and December 31, 2023 was $737 and $673, respectively. Escrow deposits include funds held in escrow to be used for the acquisition of properties in the future and for the payment of taxes and insurance.

Deferred Assets

The deferred assets balance as of March 31, 2024 and December 31, 2023 was $27,995 and $27,132, respectively. The balance as of March 31, 2024 consisted of $27,157 in deferred rent receivables resulting from the recognition of revenue from leases with fixed annual rental escalations on a straight-line basis and $838 of other deferred costs. The balance as of December 31, 2023 consisted of $26,757 in deferred rent receivables resulting from the recognition of revenue from leases with fixed annual rental escalations on a straight-line basis and $375 of other deferred costs.

Other Assets

The other assets balance as of March 31, 2024 and December 31, 2023 was $17,874 and $15,722, respectively. The balance as of March 31, 2024 consisted of $7,613 in right of use assets, $3,854 in capitalized construction in process costs, $2,538 in prepaid assets, $3,445 in net capitalized leasing commissions, and $424 in net capitalized software costs and miscellaneous assets. The balance as of December 31, 2023 consisted of $7,627 in right of use assets, $3,346 in capitalized construction in process costs, $1,379 in prepaid assets, $2,894 in net capitalized leasing commissions, and $476 in net capitalized software costs and miscellaneous assets. Refer to Note 8 – “Leases” for additional details on right of use assets.

Derivative Instruments - Interest Rate Swaps

As of March 31, 2024 and December 31, 2023, the Company's balance related to interest rate swap derivative instruments that were designated as cash flow hedges of interest rate risk was an asset of $29,285 and $25,125, respectively. In accordance with the Company’s risk management strategy, the purpose of the interest rate swaps is to manage interest rate risk for certain of the Company’s variable-rate debt. The interest rate swaps involve the Company’s receipt of variable-rate amounts from the counterparties in exchange for the Company making fixed-rate payments over the life of the agreements. The Company accounts for derivative instruments in accordance with the provisions of ASC Topic 815, “Derivatives and Hedging.” Refer to Note 4 – “Credit Facility, Notes Payable and Derivative Instruments” for additional details.

Goodwill

As of March 31, 2024 and December 31, 2023, the Company’s goodwill balance was $5,903. Goodwill represents the excess of consideration paid over the fair value of underlying identifiable net assets of businesses acquired. Goodwill has an indefinite life and is not amortized, but is tested for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company’s policy is to perform its annual goodwill impairment evaluation as of the first day of the fourth quarter of its fiscal year. The Company has one reporting unit.

Assets Held for Sale and Sales of Real Estate

The Company classifies a property as held for sale when the following criteria are met: (i) management, having the authority to approve action, commits to a plan to sell the property in its present condition, (ii) the sale of the property is at a price reasonable in relation to its current fair value and (iii) the sale is probable and expected to be completed within one year. At that time, the Company presents the assets and obligations associated with the real estate held for sale separately in its Condensed Consolidated Balance Sheets and ceases recording depreciation and amortization expense related to that asset.  Real estate held for sale is reported at the lower of its carrying amount or its estimated fair value less estimated costs to sell. None of the Company’s properties were classified as held for sale as of March 31, 2024 or December 31, 2023.

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

Other Liabilities

The other liabilities balance as of March 31, 2024 and December 31, 2023 was $12,952 and $12,770, respectively. The balance as of March 31, 2024 consisted of $7,835 for right of use liabilities and $5,117 of prepaid rent. The balance as of December 31, 2023 consisted of $7,680 for right of use liabilities and $5,090 of prepaid rent. Refer to Note 8 – “Leases” for additional details on right of use liabilities.

Note 3 – Property Portfolio

Summary of Properties Acquired and Sold During the Three Months Ended March 31, 2024

During the three months ended March 31, 2024, the Company completed no acquisitions or dispositions. A rollforward of the gross investment in land, building, improvements, and acquired lease intangible assets as of March 31, 2024 is as follows:

			Site	Tenant	Acquired Lease	Gross Investment in
	Land	Building	Improvements	Improvements	Intangible Assets	Real Estate
Balances as of December 31, 2023	$164,315	$1,035,705	$21,974	$66,358	$138,617	$1,426,969
Capitalized costs(1)	—	519	10	663	—	1,192
Total Additions:	—	519	10	663	—	1,192
Balances as of March 31, 2024	$164,315	$1,036,224	$21,984	$67,021	$138,617	$1,428,161
(1)	Represents capital projects that were completed and placed in service during the three months ended March 31, 2024 related to the Company’s existing facilities.

Depreciation expense was $10,113 and $10,494 for the three months ended March 31, 2024 and 2023, respectively.

As of March 31, 2024, the Company had aggregate capital improvement commitments and obligations to improve, expand, and maintain the Company’s existing facilities of approximately $19,600. Many of these amounts are subject to contingencies that make it difficult to predict when they will be utilized, if at all. In accordance with the terms of the Company’s leases, capital improvement obligations in the next twelve months are expected to total approximately $13,900.

Summary of Properties Acquired and Sold During the Year Ended December 31, 2023

During the year ended December 31, 2023 the Company completed one acquisition. For this acquisition, substantially all of the fair value was concentrated in a single identifiable asset or group of similar identifiable assets and, therefore, this acquisition represents an asset acquisition. Accordingly, transaction costs for this acquisition were capitalized.

During the year ended December 31, 2023, the Company completed three dispositions. In March 2023, the Company sold a medical office building located in Jacksonville, Florida receiving gross proceeds of $4.4 million, resulting in a gain of $0.5 million. In June 2023, the Company sold a portfolio of four medical office buildings located in Oklahoma City, Oklahoma receiving gross proceeds of $66.0 million, resulting in a gain of $12.8 million. In August 2023, the Company sold a medical office building located in North Charleston, South Carolina receiving gross proceeds of $10.1 million, resulting in a gain of $2.3 million.

A rollforward of the gross investment in land, building, improvements, and acquired lease intangible assets as of December 31, 2023 is as follows:

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

Lease Intangible Assets and Liabilities

The following is a summary of the carrying amount of lease intangible assets and liabilities as of the dates presented:

	As of March 31, 2024
		Accumulated
	Cost	Amortization	Net
Assets
In-place leases	$77,037	$(46,924)	$30,113
Above market leases	24,961	(11,137)	13,824
Leasing costs	36,619	(19,744)	16,875
	$138,617	$(77,805)	$60,812
Liability
Below market leases	$13,595	$(8,882)	$4,713

	As of December 31, 2023
		Accumulated
	Cost	Amortization	Net
Assets
In-place leases	$77,037	$(44,249)	$32,788
Above market leases	24,961	(10,318)	14,643
Leasing costs	36,619	(18,556)	18,063
	$138,617	$(73,123)	$65,494
Liability
Below market leases	$13,595	$(8,314)	$5,281

The following is a summary of the acquired lease intangible amortization:

	Three Months Ended
	March 31,
	2024	2023
Amortization expense related to in-place leases	$2,675	$3,048
Amortization expense related to leasing costs	$1,188	$1,325
Decrease in rental revenue related to above market leases	$819	$876
Increase in rental revenue related to below market leases	$(568)	$(585)

As of March 31, 2024, scheduled future aggregate net amortization of the acquired lease intangible assets and liabilities for each year ended December 31 is listed below:

	Net Decrease	Net Increase
	in Revenue	in Expenses
2024 (nine months remaining)	$(903)	$10,347
2025	(1,696)	10,526
2026	(1,802)	8,700
2027	(1,375)	6,114
2028	(1,091)	4,805
Thereafter	(2,244)	6,496
Total	$(9,111)	$46,988

As of March 31, 2024, the weighted average amortization periods for asset lease intangibles and liability lease intangibles were 3.3 years and 2.1 years, respectively.

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

The Operating Partnership is subject to a number of financial covenants under the Credit Facility, including, among other things, the following as of the end of each fiscal quarter, (i) a maximum consolidated unsecured leverage ratio of less than 60%, (ii) a maximum consolidated secured leverage ratio of less than 30%, (iii) a maximum consolidated secured recourse leverage ratio of less than 10%, (iv) a minimum fixed charge coverage ratio of 1.50:1.00, (v) a minimum unsecured interest coverage ratio of 1.50:1.00, (vi) a maximum consolidated leverage ratio of less than 60%, and (vii) a minimum net worth of $573 million plus 75% of all net proceeds raised through equity offerings subsequent to March 31, 2022. As of March 31, 2024, management believed it complied with all of the financial and non-financial covenants contained in the Credit Facility.

The Company has entered into interest rate swaps to hedge its interest rate risk on the Term Loans through their respective maturities. For additional information related to the interest rate swaps, see the “Derivative Instruments - Interest Rate Swaps” section herein.

During the three months ended March 31, 2024, the Company borrowed $14,000 under the Credit Facility and repaid $7,800, for a net amount borrowed of $6,200. During the three months ended March 31, 2023, the Company borrowed $12,600 under the Credit Facility and repaid $14,800, for a net amount repaid of $2,200. Interest expense incurred on the Credit Facility was $6,055 and $6,988 for the three months ended March 31, 2024 and 2023, respectively.

As of March 31, 2024 and December 31, 2023, the Company had the following outstanding borrowings under the Credit Facility:

	March 31, 2024	December 31, 2023
Revolver	$98,600	$92,400
Term Loan A	350,000	350,000
Term Loan B	150,000	150,000
Credit Facility, gross	598,600	592,400
Less: Unamortized debt issuance costs	(6,518)	(7,067)
Credit Facility, net	$592,082	$585,333

Costs incurred related to the Credit Facility, net of accumulated amortization, are netted against the Company’s Credit Facility, net of unamortized debt issuance costs” balance in the accompanying Condensed Consolidated Balance Sheets. Amortization expense incurred related to debt issuance costs was $549 for each of the three months ended March 31, 2024 and 2023 and is included in the “Interest Expense” line item in the accompanying Condensed Consolidated Statements of Operations.

Notes Payable, Net of Debt Issuance Costs

The Company, through certain of its wholly owned subsidiaries, entered into or assumed loans in connection with the acquisitions of the Rosedale, Dumfries, and Toledo facilities. As of March 31, 2024 and December 31, 2023, the Company had the following outstanding borrowings under these loans:

	March 31, 2024	December 31, 2023
Rosedale loan (1)	$13,462	$13,563
Dumfries loan (2)	10,957	11,034
Toledo loan (3)	1,316	1,368
Notes payable, gross	25,735	25,965
Unamortized debt issuance costs	(53)	(66)
Notes payable, net	$25,682	$25,899
(1)	The Rosedale loan has an annual interest rate of 3.85% and matures on July 31, 2025.
(2)	The Dumfries loan has an annual interest rate of 4.68% and matures on June 1, 2024.
(3)	The Toledo loan has an annual interest rate of 5.0% and matures on July 30, 2033.

Amortization expense incurred related to the debt issuance costs was $13 and $39 for the three months ended March 31, 2024 and 2023, respectively, and is included in the “Interest Expense” line item in the accompanying Condensed Consolidated Statements of Operations.

The Company made principal payments of $230 and $344 during the three months ended March 31, 2024 and 2023, respectively. Interest expense incurred was $273 and $695 for the three months ended March 31, 2024 and 2023, respectively.

As of March 31, 2024, scheduled principal payments due for each year ended December 31 were as follows:

2024 (nine months remaining)	$11,314
2025	13,268
2026	117
2027	124
2028	131
Thereafter	781
Total	$25,735

Derivative Instruments - Interest Rate Swaps

The Company has ten interest rate swaps and three forward starting interest rate swaps that are used to manage its interest rate risk by fixing the SOFR component of the Term Loans through their maturities. A description of these swaps is below:

Term Loan A Swaps

As of March 31, 2024, six of the Company’s interest rate swaps related to Term Loan A. The combined notional value of these swaps is $350 million, with $200 million of the swaps maturing in August 2024 and the remaining $150 million maturing in April 2026. In addition, the Company has three forward starting interest rate swaps with a combined notional value of $200 million, each with a maturity date of April 2026, that will become effective on the August 2024 maturity date of the existing swaps noted above. Currently, the Term Loan A swaps fix the SOFR component of Term Loan A at a rate of 1.50% through August 2024. From August 2024 to April 2026 the SOFR component of Term Loan A will be fixed at 1.36%.

Term Loan B Swaps

As of March 31, 2024, four of the Company’s interest rate swaps related to Term Loan B with a combined notional value of $150 million that fix the SOFR component of Term Loan B through January 2028 at 2.54%.

The Company records the swaps either as an asset or a liability measured at its fair value at each reporting period. When hedge accounting is applied, the change in the fair value of derivatives designated and that qualify as cash flow hedges is (i) recorded in accumulated other comprehensive income in the equity section of the Company’s Condensed Consolidated Balance Sheets and (ii) subsequently reclassified into earnings as interest expense for the period that the hedged forecasted transactions affect earnings. If specific hedge accounting criteria are not met, changes in the Company’s derivative instruments’ fair value are recognized currently as an adjustment to net income. As of March 31, 2024 and December 31, 2023, all of the Company’s swaps meet the criteria for hedge accounting.

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

The fair value of the Company’s interest rate swaps was an asset of $29,285 and $25,125 as of March 31, 2024 and December 31, 2023, respectively. The balances are included in the “Derivative Asset” line item on the Company’s Condensed Consolidated Balance Sheets as of March 31, 2024 and December 31, 2023, respectively.

The table below details the components of the amounts presented on the accompanying Condensed Consolidated Statements of Comprehensive Income recognized on the Company’s interest rate swaps designated as cash flow hedges for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
Amount of (gain) loss recognized in other comprehensive income (loss)	$(8,610)	$4,157
Amount of gain reclassified from accumulated other comprehensive income into interest expense	4,450	3,107
Total change in accumulated other comprehensive income	$(4,160)	$7,264

During the next twelve months, the Company estimates that an additional $15,576 will be reclassified as a decrease to interest expense. Additionally, during the three months ended March 31, 2024, the Company recorded total interest expense in its Condensed Consolidated Statements of Operations of $6,890.

Weighted-Average Interest Rate and Term

The weighted average interest rate and term of the Company’s debt was 3.85% and 2.7 years at March 31, 2024, compared to 3.83% and 2.9 years as of December 31, 2023.

Note 5 – Equity

Preferred Stock

The Company’s charter authorizes the issuance of 10,000 shares of preferred stock, par value $0.001 per share. As of March 31, 2024 and December 31, 2023, there were 3,105 shares of Series A Cumulative Redeemable Preferred Stock (“Series A Preferred Stock”), issued and outstanding. The Series A Preferred Stock has a liquidation preference of $25 per share.

Preferred stock dividend activity for the three months ended March 31, 2024 is summarized in the following table:

		Applicable		Quarterly		Dividends
Date Announced	Record Date	Quarter	Payment Date	Dividend		per Share

December 12, 2023	January 15, 2024	Q4 2023	January 31, 2024	$1,455		$0.46875
March 7, 2024	April 15, 2024	Q1 2024	April 30, 2024	$1,455	(1)	$0.46875
(1)	Two months of this amount, equal to $970, was accrued at March 31, 2024.

The holders of the Series A Preferred Stock are entitled to receive dividend payments only when, as and if declared by the Company’s board of directors (the “Board”) (or a duly authorized committee of the Board). Dividends will accrue or be payable in cash from the original issue date, on a cumulative basis, quarterly in arrears on each dividend payment date at a fixed rate per annum equal to 7.50% of the liquidation preference of $25.00 per share (equivalent to $1.875 per share on an annual basis). The Series A Preferred Stock may be partially or fully redeemed by the Company. Dividends on the Series A Preferred Stock are cumulative and accrue whether or not (i) funds are legally available for the payment of those dividends, (ii) the Company has earnings or (iii) those dividends are declared by the Board. The quarterly dividend payment dates on the Series A Preferred Stock are January 31, April 30, July 31 and October 31 of each year. During each of the three-month periods ended March 31, 2024 and 2023, the Company paid preferred dividends of $1,455.

Common Stock

The Company has 500,000 authorized shares of common stock, $0.001 par value. As of March 31, 2024 and December 31, 2023, there were 65,587 and 65,565 outstanding shares of common stock, respectively.

Common stock dividend activity for the three months ended March 31, 2024 is summarized in the following table:

		Applicable		Dividend	Dividends
Date Announced	Record Date	Quarter	Payment Date	Amount(1)	per Share

December 12, 2023	December 27, 2023	Q4 2023	January 9, 2024	$14,819	$0.21
March 7, 2024	March 22, 2024	Q1 2024	April 9, 2024	$14,901	$0.21
(1)	Includes distributions on outstanding LTIP Units and OP Units.

During the three months ended March 31, 2024 and 2023, the Company paid total dividends on its common stock, LTIP Units and OP Units in the aggregate amount of $14,946 and $14,699, respectively.

As of March 31, 2024 and December 31, 2023, the Company had accrued dividend balances of $285 and $345 for dividends payable on the aggregate annual and long-term LTIP Units that are subject to retroactive receipt of dividends on the amount of LTIP Units ultimately earned. During the three months ended March 31, 2024, $67 of dividends were accrued and $127 of dividends were paid related to these units. During the three months ended March 31, 2023, $44 of dividends were accrued and $57 of dividends were paid related to these units.

The amount of the dividends paid to the Company’s stockholders is determined by the Board and is dependent on a number of factors, including funds available for payment of dividends, the Company’s financial condition and capital expenditure requirements, except that, in accordance with the Company’s organizational documents and Maryland law, the Company may not make dividend distributions that would: (i) cause it to be unable to pay its debts as they become due in the usual course of business; (ii) cause its total assets to be less than the sum of its total liabilities plus senior liquidation preferences; or (iii) jeopardize its ability to maintain its qualification as a REIT.

In January 2024, the Company and the Operating Partnership implemented a $300 million “at-the-market” equity offering program, pursuant to which the Company may offer and sell (including through forward sales), from time to time, shares of its common stock (the “2024 ATM Program”). No shares were sold under the 2024 ATM Program during the three months ended March 31, 2024.

OP Units

During the three months ended March 31, 2024, the Operating Partnership did not issue or redeem any OP Units. During the year ended December 31, 2023, the Operating Partnership issued 577 OP Units with a value of $5,482 in connection with a facility acquisition and did not redeem any OP Units.

As of March 31, 2024 and December 31, 2023, there were 2,244 OP Units issued and outstanding, with an aggregate value of $13,962. The OP Unit value at issuance and redemption is based on the Company’s closing share price on the date of the respective transaction and is included as a component of noncontrolling interest equity in the Company’s Condensed Consolidated Balance Sheets as of March 31, 2024 and December 31, 2023. The Company has sufficient shares of common stock authorized pursuant to its charter to cover the redemption of outstanding OP Units.

Note 6 – Related Party Transactions

Related Party Balances

The amounts due from related parties as of March 31, 2024 and December 31, 2023 were $363 and $193, respectively. These balances primarily consist of taxes paid on behalf of LTIP Unit and OP Unit holders that are reimbursable to the Company. The Company had no amounts due to related parties as of March 31, 2024 and December 31, 2023.

Note 7 – Stock-Based Compensation

2016 Equity Incentive Plan

The 2016 Equity Incentive Plan, as amended (the “Plan”), is intended to assist the Company and its affiliates in recruiting and retaining employees of the Company, members of the Board, executive officers of the Company, and individuals who provide services to the Company and its affiliates.

The Plan is intended to permit the grant of both qualified and non-qualified options and the grant of stock appreciation rights, restricted stock, unrestricted stock, awards of restricted stock units, performance awards and other equity-based awards (including LTIP Units). Based on the grants outstanding as of March 31, 2024, there were 455 shares of common stock that remain available to be granted under the Plan. Units subject to awards under the Plan that are forfeited, cancelled, lapsed, or otherwise expired (excluding shares withheld to satisfy exercise prices or tax withholding obligations) are available for grant.

Time-Based Grants

During the three months ended March 31, 2024, the following LTIP Units were issued by the Company:

		Number of
Date	Description	Units Issued	Vesting Dates

February 21, 2024	Final awards under the 2023 Annual Incentive Plan	151	50% on February 21, 2024; and
			50% on February 21, 2025

February 21, 2024	Time-based awards under the 2024 Long-Term Incentive Plan	238	100% on February 21, 2027

During the three months ended March 31, 2024, certain participants redeemed an aggregate of 22 vested LTIP Units for the Company’s common stock. A detail of the Company’s outstanding time-based LTIP Units as of March 31, 2024 is as follows:

Vested units	2,403
Unvested units	720
LTIP Units outstanding as of March 31, 2024	3,123

Performance Based Awards

The Board has approved annual performance-based LTIP awards (“Annual Awards”) and long-term performance-based LTIP awards (“Long-Term Awards” and together with the Annual Awards, “Performance Awards”) to the executive officers and other employees of the Company. As described below, the Annual Awards have one-year performance periods and the Long-Term Awards have three-year performance periods. In addition to meeting specified performance metrics, vesting in the Performance Awards is subject to service requirements.

A detail of the Performance Awards under the 2022, 2023 and 2024 programs as of March 31, 2024 is as follows:

2022 Long-Term Awards	96
2023 Long-Term Awards	154
2024 Annual Awards (1)	147
2024 Long-Term Awards (2)	228
Total target Performance Awards as of March 31, 2024	625
(1)	Approved by the Board on February 21, 2024. The number of target LTIP Units was based on the average closing price of the Company’s common stock reported on the New York Stock Exchange over the 15 trading days preceding the award date.
(2)	Approved by the Board on February 21, 2024. The number of target LTIP Units was based on the fair value of the Long-Term Awards as determined by an independent valuation consultant.

Annual Awards. The Annual Awards are subject to the terms and conditions of LTIP Annual Award Agreements (“LTIP Annual Award Agreements”) between the Company and each grantee.

The Compensation Committee of the Board (the “Compensation Committee”) and the Board established performance goals for the year ending December 31, 2024, as set forth in the 2024 LTIP Annual Award Agreements (the “Performance Goals”) that will be used to determine the number of LTIP Units earned by each grantee. Cumulative stock-based compensation expense during the three months ended March 31, 2024 reflects management’s estimate of the probability of the number of these awards that will be earned. As soon as reasonably practicable following the end of the performance period, the Compensation Committee and the Board will determine the extent to which the Company has achieved each of the Performance Goals (expressed as a percentage) and, based on such determination, will calculate the number of LTIP Units that each grantee is entitled to receive. Each grantee may earn up to 150% of the number of his/her target LTIP Units. Any 2024 Annual Award LTIP Units that are not earned will be forfeited and cancelled.

Vesting. LTIP Units that are earned as of the end of the applicable performance period will vest in two installments as follows: 50% of the earned LTIP Units will become vested on the valuation date of the awards (which is expected to occur in February 2025)

and 50% of the earned LTIP Units become vested on the one year anniversary of the initial vesting date. Vesting may be accelerated under certain circumstances such as a “change-in-control” transaction or a “qualified termination” event.

Distributions. Distributions equal to the dividends declared and paid by the Company will accrue during the applicable performance period on the estimated maximum number of LTIP Units that the grantee could earn and will be paid with respect to all of the earned LTIP Units at the conclusion of the applicable performance period, in cash or by the issuance of additional LTIP Units at the discretion of the Compensation Committee.

Long-Term Awards. The Long-Term Awards are subject to the terms and conditions of their related LTIP Long-Term Award Agreements (collectively the “LTIP Long-Term Award Agreements”) between the Company and each grantee. The number of LTIP Units that each grantee earns under the LTIP Long-Term Award Agreements will be determined following the conclusion of a three-year performance period based on the Company’s (i) total stockholder return (“TSR”), which is determined based on a combination of appreciation in stock price and dividends paid during the performance period, and (ii) relative stockholder return (“RSR”), which is determined by comparing the Company’s TSR with the TSRs of the companies that comprise the Dow Jones U.S. Real Estate Health Care Index (the “Index”). Each grantee may earn up to 200% of the number of target LTIP Units covered by the grantee’s Long-Term Award. Any target LTIP Units that are not earned will be forfeited and cancelled. The number of LTIP Units earned under the Long-Term Awards will be determined as soon as reasonably practicable following the end of the applicable three-year performance period based on the Company’s TSR on an absolute basis (as to 50% of the Long-Term Award) and RSR (as to 50% of the Long-Term Award).

Vesting. LTIP Units that are earned as of the end of the applicable three-year performance period will vest in two installments as follows: 50% of the earned LTIP Units will vest upon the day prior to the third anniversary of the respective grant dates and the remaining 50% will vest on the one year anniversary of the initial vesting date. Vesting may be accelerated under certain circumstances such as a “change-in-control” transaction or a “qualified termination” event.

Distributions. Pursuant to the LTIP Long-Term Award Agreements, distributions equal to the dividends declared and paid by the Company will accrue during the applicable performance period on the estimated maximum number of LTIP Units that the grantee could earn and will be paid with respect to all of the earned LTIP Units at the conclusion of the applicable performance period, in cash or by the issuance of additional LTIP Units at the discretion of the Compensation Committee.

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

Below are details regarding certain of the assumptions for the Long-Term Awards using Monte Carlo simulations:

	2024 Long-Term	2023 Long-Term	2022 Long-Term
	Awards	Awards	Awards

Fair value	$9.37	$11.67	$16.39
Target awards	228	154	96
Volatility	28.12%	43.54%	41.65%
Risk-free rate	4.38%	4.35%	1.72%
Dividend assumption	reinvested	reinvested	reinvested
Expected term in years	3	3	3

The Company incurred stock compensation expense of $1,233 and $688 for the three months ended March 31, 2024 and 2023, respectively, related to the grants awarded under the Plan. Compensation expense is included within “General and Administrative” expense in the Company’s Condensed Consolidated Statements of Operations.

As of March 31, 2024, total unamortized compensation expense related to these awards of approximately $9.1 million is expected to be recognized over a weighted average remaining period of 1.7 years.

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

The Company recognized $35,069 and $36,199 of rental revenue related to operating lease payments for the three months ended March 31, 2024 and 2023, respectively. Of these amounts, $1,963 and $2,003 relate to variable rental revenue for the three months ended March 31, 2024 and 2023, respectively.

The aggregate annual cash to be received by the Company on the noncancelable operating leases related to its portfolio as of March 31, 2024 is as follows for the subsequent years ended December 31:

2024 (nine months remaining)	$85,074
2025	105,522
2026	97,031
2027	85,748
2028	75,271
Thereafter	274,599
Total	$723,245

Information as Lessee

The Company recorded a right of use asset and liability in May 2023 on the commencement date of the lease for its corporate headquarters in Bethesda, Maryland. The Company used a discount rate of approximately 6.5% to record the right of use asset and liability, which represented its incremental borrowing rate at the lease commencement date. Additionally, the Company has seven buildings located on land that is subject to operating ground leases with a weighted average remaining term of approximately 42 years. Rental payments on these leases are adjusted periodically based on either the CPI or on a pre-determined schedule. The monthly payments on a pre-determined schedule are recognized on a straight-line basis over the terms of the respective leases. Changes in the CPI are not estimated as part of our measurement of straight-line rental expense. The Company used a weighted average discount rate of approximately 7.5% to record the right of use assets and liabilities, which was derived, using a portfolio approach, from our assessment of the credit quality of the Company and adjusted to reflect secured borrowing, estimated yield curves and long-term spread adjustments over appropriate tenors. Some of the Company’s ground leases contain extension options and, where we determined it was reasonably certain that an extension would occur, they were included in our calculation of the right of use asset and liability. The Company recognized approximately $55 and $65 of ground lease expense during the three months ended March 31, 2024 and 2023, respectively, of which $22 and $42 was paid in cash.

The following table sets forth the undiscounted cash flows of our scheduled obligations for future lease payments on operating ground leases at March 31, 2024, and a reconciliation of those cash flows to the operating lease liability at March 31, 2024:

2024 (nine months remaining)	$543
2025	740
2026	757
2027	772
2028	794
Thereafter	9,657
Total	13,263
Discount	(5,428)
Lease liability	$7,835

Tenant Concentration

During the three months ended March 31, 2024, the Company’s rental revenues were derived from 268 tenants leasing 185 buildings. During this period there were no tenants with rental revenue that exceeded 10% of the Company’s rental revenue.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our financial statements, including the notes to those financial statements, included elsewhere in this Quarterly Report on Form 10-Q (this “Report”). Some of the statements we make in this section are forward-looking statements within the meaning of the federal securities laws. For a complete discussion of forward-looking statements, see the section below entitled “Special Note Regarding Forward-Looking Statements.” Certain risk factors may cause actual results, performance, or achievements to differ materially from those expressed or implied by the following discussion. For a discussion of such risk factors, see Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2023, that was filed with the U.S. Securities and Exchange Commission (the “SEC” or the “Commission”) on February 28, 2024. Unless otherwise indicated, all dollar and share amounts in the following discussion are presented in thousands.

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

Forward-looking statements involve numerous risks and uncertainties and you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data or methods which may be incorrect or imprecise and we may not be able to realize them. We do not guarantee that the transactions and events described will happen as described (or that they will happen at all). The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

●	difficulties in identifying healthcare facilities to acquire (due to increased cost of capital, competition or otherwise) and completing such acquisitions;
●	defaults on or non-renewal of leases by tenants;
●	our ability to collect rents;
●	increases in interest rates and increased operating costs;
●	macroeconomic and geopolitical factors, including, but not limited to, inflationary pressures, interest rate volatility, distress in the banking sector, global supply chain disruptions and ongoing geopolitical conflicts and war;
●	changes in current healthcare and healthcare real estate trends and costs, including wage inflation;
●	an epidemic or pandemic (such as the COVID-19 pandemic), and the measures that international, federal, state and local governments, agencies, law enforcement and/or health authorities implement to address it;
●	our ability to satisfy the covenants in our existing and any future debt agreements;
●	decreased rental rates or increased vacancy rates, including expected rent levels on acquired properties;
●	adverse economic or real estate conditions or developments, either nationally or in the markets in which our facilities are located;
●	our failure to generate sufficient cash flows to service our outstanding obligations;
●	our ability to satisfy our short and long-term liquidity requirements;

●	our ability to deploy the debt and equity capital we raise;
●	our ability to hedge our interest rate risk;
●	our ability to raise additional equity and debt capital on terms that are attractive or at all;
●	our ability to make distributions on shares of our common and preferred stock or to redeem our preferred stock;
●	expectations regarding the timing and/or completion of any acquisition;
●	expectations regarding the timing and/or completion of dispositions, and the expected use of proceeds therefrom;
●	general volatility of the market price of our common and preferred stock;
●	changes in our business or our investment or financing strategy;
●	our dependence upon key personnel, whose continued service is not guaranteed;
●	our ability to identify, hire and retain highly qualified personnel in the future;
●	the degree and nature of our competition;
●	changes in healthcare laws, governmental regulations, tax laws and similar matters;
●	changes in expected trends in Medicare, Medicaid and commercial insurance reimbursement trends;
●	competition for investment opportunities;
●	our failure to successfully integrate acquired healthcare facilities;
●	our expected capital and tenant improvement expenditures;
●	changes in accounting policies generally accepted in the United States of America (“GAAP”);
●	lack of, or insufficient amounts of, insurance;
●	other factors affecting the real estate industry generally;
●	changes in the tax treatment of our distributions;
●	our failure to maintain our qualification as a real estate investment trust (“REIT”) for U.S. federal income tax purposes;
●	our ability to qualify for the safe harbor from the 100% prohibited transactions tax under the REIT rules with respect to our property dispositions; and
●	limitations imposed on our business due to, and our ability to satisfy, complex rules relating to REIT qualification for U.S. federal income tax purposes.

See Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2023 for further discussion of these and other risks, as well as the risks, uncertainties and other factors discussed in this Report and identified in other documents we may file with the SEC from time to time. You should carefully consider these risks before making any investment decisions in our company. New risks and uncertainties may also emerge from time to time that could materially and adversely affect us. While forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance. We disclaim any obligation to update or revise any forward-looking statement to reflect changes in underlying assumptions or factors, of new information, data or methods, future events or other changes after the date of this Report, except as required by applicable law. You should not place undue reliance on any forward-looking statements that are based on information currently available to us or the third parties making the forward-looking statements.

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

Overview

Global Medical REIT Inc. (the “Company,” “us,” “we,” or “our”) is a Maryland corporation and internally managed REIT that owns and acquires healthcare facilities and leases those facilities to physician groups and regional and national healthcare systems. We hold our facilities and conduct our operations through a Delaware limited partnership subsidiary, Global Medical REIT L.P. (the “Operating Partnership”). Our wholly owned subsidiary, Global Medical REIT GP LLC, is the sole general partner of our Operating Partnership and, as of March 31, 2024, we owned 92.44% of the outstanding common operating partnership units (“OP Units”) of our Operating Partnership, with an aggregate of 7.56% of the Operating Partnership owned by holders of long-term incentive plan units (“LTIP Units”) and third-party limited partners who contributed properties or services to the Operating Partnership in exchange for OP Units.

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

In June 2023, we released our second Corporate Social Responsibility Report, which detailed our progress and areas of focus in the ESG realm. The contents of our Corporate Social Responsibility Report are not incorporated by reference into this Report or in any other report or document we file with the SEC.

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

Impact of Increased Interest Rates and Inflation

After many years of low inflation, the U.S. inflation rate increased substantially during 2022 and remained elevated during 2023 and into the first quarter of 2024. In response to elevated inflation, the U.S. Federal Reserve (the “Fed”) increased the target range for the Federal Funds Rate from 0.25% – 0.50% in the first quarter of 2022 to 5.25% – 5.50% as of May 2024. Many market participants had anticipated that the high trajectory of interest rates during 2022 and throughout 2023 would lead to an economic recession towards the end of 2023 that would have caused the Fed to begin lowering the Federal Funds Rate. However, certain components of the U.S. economy have outperformed expectations and inflation continues to remain higher than the Fed’s target rate, which has caused the Fed to take a “wait-and-see” approach to monetary policy rather than beginning a process of lowering the Federal Funds Rate. The increase in the Federal Funds Rate, along with other actions taken by the Fed, had a ripple effect on other benchmark interest rates, including one-month term Secured Overnight Financing Rate (“SOFR”), which is the reference rate for our indebtedness under the Credit Facility. During the first quarter of 2024, SOFR remained elevated and only decreased moderately from 5.40% at the beginning of the quarter to 5.34% at quarter end. Such elevated SOFR results in higher interest costs on our floating rate borrowings, which negatively affects our operating profits and contributes to the delay in our ability to grow our investment portfolio.

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

Continuing Impact of Healthcare Wage Inflation

The COVID-19 epidemic affected the healthcare industry in many ways. Many stories exist about U.S. healthcare workers, especially nurses, experiencing burnout due to the length and severity of the epidemic, and this has caused many nurses and other medical professionals to switch jobs within the medical profession or quit their professions altogether. This phenomenon has led to material increases in labor costs for healthcare systems, especially hospital systems, as some employers have had to rely on higher costing contract nursing labor to sustain their businesses. Although reliance on contract nursing and overall healthcare wage inflation may moderate during 2024, the overall increase in healthcare labor costs remains. Whether enhanced technology and cost-saving measures and increased reimbursements from payors will help offset these costs remains to be seen.

Executive Summary

The following table summarizes the primary changes in our business and operations during the periods presented.

	Three Months Ended March 31,
	2024	2023

	(in thousands, except per share and unit amounts)
Rental revenue	$35,069	$36,199
Depreciation and amortization expense	$14,084	$14,889
Interest expense	$6,890	$8,271
General and administrative expense	$4,446	$3,804
Gain on sale of investment property	$—	$485

Net income attributable to common stockholders per share	$0.01	$0.01
FFO per share and unit(1)	$0.21	$0.22
AFFO per share and unit(1)	$0.23	$0.23
Dividends per share of common stock	$0.21	$0.21

Weighted average common stock outstanding	65,573	65,525
Weighted average OP Units outstanding	2,244	1,667
Weighted average LTIP Units outstanding	2,940	2,638
Total weighted average shares and units outstanding	70,757	69,830
(1)	See “—Non-GAAP Financial Measures,” for a description of our non-GAAP financial measures and a reconciliation of our non-GAAP financial measures.

	As of
	March 31,	December 31,
	2024	2023

	(dollars in thousands)
Investment in real estate, gross	$1,428,161	$1,426,969
Total debt, net	$617,764	$611,232
Weighted average interest rate	3.85%	3.83%
Total equity (including noncontrolling interest)	$597,098	$605,814
Net leasable square feet	4,750,640	4,748,626

Our Properties

As of March 31, 2024, our portfolio consisted of gross investment in real estate of $1.4 billion, with an aggregate of 4.8 million leasable square feet and an aggregate $110.5 million of annualized base rent.

Properties Under Contract to Acquire

In May 2024, the Company entered into a purchase agreement to acquire a 15-property portfolio of outpatient medical real estate for an aggregate purchase price of $81.3 million. The properties are fully occupied and leased under triple-net or absolute triple-net leases.

The Company expects to complete this acquisition in two tranches, with the first tranche (approximately $30 million - $35 million) closing in the third quarter of 2024 and the remainder closing in the fourth quarter of 2024. The Company’s obligation to close the acquisition is subject to certain customary terms and conditions, including due diligence reviews. Accordingly, there is no assurance that the Company will close this acquisition on a timely basis, or at all.

Capital Raising Activity

In January 2024, the Company and the Operating Partnership implemented a $300 million “at-the-market” equity offering program, pursuant to which we may offer and sell (including through forward sales), from time to time, shares of our common stock (the “2024 ATM Program”). No shares were sold under the 2024 ATM Program during the three months ended March 31, 2024.

Debt Activity

During the three months ended March 31, 2024, we borrowed $14.0 million under the Credit Facility and repaid $7.8 million, for a net amount borrowed of $6.2 million. During the three months ended March 31, 2023, we borrowed $12.6 million under the Credit Facility and repaid $14.8 million, for a net amount repaid of $2.2 million. As of March 31, 2024, the net outstanding Credit Facility balance was $592.1 million and as of May 6, 2024, we had unutilized borrowing capacity under the Revolver of $290 million.

Recent Developments

Chapter 11 Reorganization Filing of Steward Health Care

On May 6, 2024, one of the Company’s tenants, Steward Health Care (“Steward”), announced that it filed for Chapter 11 bankruptcy reorganization. As of March 31, 2024, Steward represented 2.8% of the Company’s annualized base rent, primarily in one facility located in Beaumont, Texas (the “Beaumont Facility”). Steward was current in its rental payments through February 2024 and as of March 31, 2024, the Company’s receivable balance from Steward was $0.5 million, including $0.2 million of deferred rent. The Company was actively pursuing re-leasing opportunities at the Beaumont Facility prior to the Steward bankruptcy announcement and is optimistic about its long term prospects at this location. There can be no assurances that the Company will receive any amounts owed to it by Steward or that the Company will be able to successfully re-lease the Beaumont Facility.

Trends Which May Influence Our Results of Operations

We believe the following trends may positively impact our results of operations:

●	An aging population. According to the 2020 U.S. Census, the nation’s 65-and-older population has grown rapidly since 2010, driven by the aging of Baby Boomers born between 1946 and 1964. The 65-and-older population grew by over a third during the past decade, and by 3.2% from 2018 to 2019. We believe this segment of the U.S. population will utilize many of the services provided at our healthcare facilities such as orthopedics, cardiac, gastroenterology and rehabilitation.

●	A continuing shift towards outpatient care. According to the American Hospital Association, patients are demanding more outpatient operations. We believe this shift in patient preference from inpatient to outpatient facilities will benefit our tenants as most of our properties consist of outpatient facilities.

●	Physician practice group and hospital consolidation. We believe the trend towards physician group consolidation will serve to strengthen the credit quality of our tenants if our tenants merge or are consolidated with larger health systems.

We believe the following trends may negatively impact our results of operations:

●	Fed’s “wait-and-see” approach could cause interest rates to remain elevated for longer than previously expected. Market reaction to the Fed’s commentary after its May 2024 meeting, where it maintained the target range for the Federal Funds Rate at 5.25% to 5.50%, indicated that the Fed does not plan to cut interest rates until it has more time to analyze whether previous interest rate increases have had the desired effect on inflation, which could result in continued elevated interest rates in 2024, if not longer. Although term SOFR, which is the reference rate for our floating rate debt, is expected to decrease during 2024 and 2025, any action or inaction by the Fed in the coming months could affect the timing and amounts of such decreases.

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

●	Healthcare Wage Inflation. The COVID-19 epidemic affected the healthcare industry in many ways. Many stories exist about U.S. healthcare workers, especially nurses, experiencing burnout due to the length and severity of the epidemic, and this has caused many nurses and other medical professionals to switch jobs within the medical profession or quit their professions altogether. This phenomenon has led to material increases in labor costs for healthcare systems, especially hospital systems, as some employers have had to rely on higher costing contract nursing labor to sustain their businesses. Although reliance on contract nursing and overall healthcare wage inflation may moderate during 2024, the overall increase in healthcare labor costs remains. Whether enhanced technology and cost-saving measures and increased reimbursements from payors will help offset these costs remains to be seen.

●	Changes in third party reimbursement methods and policies. The price of healthcare services has been increasing, and, as a result, we believe that third-party payors, such as Medicare and commercial insurance companies, will continue to scrutinize and reduce the types of healthcare services eligible for, and the amounts of, reimbursement under their health insurance plans. Additionally, many employer-based insurance plans continue to increase the percentage of insurance premiums for which covered individuals are responsible, which makes healthcare services more expensive for individuals. These trends were exacerbated by the COVID-19 epidemic, as medical expenditures increased significantly during the epidemic and have not yet returned to pre-COVID-19 levels. If these trends continue, our tenants’ businesses will continue to be negatively affected, which may impact their ability to pay rent to us.

Critical Accounting Estimates

The preparation of financial statements in conformity with GAAP requires our management to use judgment in the application of accounting policies, including making estimates and assumptions. We base estimates on the best information available to us at the time, our experience and on various other assumptions believed to be reasonable under the circumstances. These estimates affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If our judgment or interpretation of the facts and circumstances relating to various transactions or other matters had been different, it is possible that different accounting would have been applied, resulting in a different presentation of our financial statements. From time to time, we re-evaluate our estimates and assumptions. In the event estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current estimates and assumptions about matters that are inherently uncertain. Please refer to our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Commission on February 28, 2024, for further information regarding the critical accounting policies that affect our more significant estimates and judgments used in the preparation of our condensed consolidated financial statements included in Part I, Item 1 of this Report.

Consolidated Results of Operations

The major factors that resulted in differences in our financial results for the three months ended March 31, 2024, compared to the same period in 2023, were lower interest rates due to lower leverage and the impact of our interest rate swaps, lower average borrowings, and the impact resulting from three property disposition transactions that were completed during 2023. Our total investment in real estate, net of accumulated depreciation and amortization, was $1.2 billion as of March 31, 2024 compared to $1.3 billion as of March 31, 2023.

Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023

	Three Months Ended March 31,
	2024	2023	$ Change

	(in thousands)
Revenue
Rental revenue	$35,069	$36,199	$(1,130)
Other income	49	31	18
Total revenue	35,118	36,230	(1,112)

Expenses
General and administrative	4,446	3,804	642
Operating expenses	7,384	7,536	(152)
Depreciation expense	10,113	10,494	(381)
Amortization expense	3,971	4,395	(424)
Interest expense	6,890	8,271	(1,381)
Preacquisition expense	—	42	(42)
Total expenses	32,804	34,542	(1,738)
Income before gain from sale of investment property	2,314	1,688	626
Gain on sale of investment property	—	485	(485)
Net income	$2,314	$2,173	$141

Revenue

Total Revenue

Total revenue for the three months ended March 31, 2024 was $35.1 million, compared to $36.2 million for the same period in 2023, a decrease of $1.1 million. The decrease primarily resulted from the impact of three property disposition transactions during 2023. Within that decrease, $5.0 million in revenue was recognized from net lease expense recoveries during the three months ended March 31, 2024, compared to $5.2 million for the same period in 2023.

Expenses

General and Administrative

General and administrative expenses for the three months ended March 31, 2024 were $4.4 million, compared to $3.8 million for the same period in 2023, an increase of $0.6 million. The increase resulted from an increase in non-cash LTIP compensation expense, which was $1.2 million for the three months ended March 31, 2024, compared to $0.7 million for the same period in 2023, and an increase in cash compensation and general corporate expenses.

Operating Expenses

Operating expenses for the three months ended March 31, 2024 were $7.4 million, compared to $7.5 million for the same period in 2023, a decrease of $0.1 million. The decrease resulted primarily from $5.0 million of recoverable property operating expenses incurred during the three months ended March 31, 2024, compared to $5.2 million for the same period in 2023. In addition, our operating expenses included $1.5 million of property operating expenses from gross leases for the three months ended March 31, 2024 and 2023.

Depreciation Expense

Depreciation expense for the three months ended March 31, 2024 was $10.1 million, compared to $10.5 million for the same period in 2023, a decrease of $0.4 million. The decrease primarily resulted from the impact of three property disposition transactions during 2023.

Amortization Expense

Amortization expense for the three months ended March 31, 2024 was $4.0 million, compared to $4.4 million for the same period in 2023, a decrease of $0.4 million. The decrease primarily resulted from the impact of three property disposition transactions during 2023.

Interest Expense

Interest expense for the three months ended March 31, 2024 was $6.9 million, compared to $8.3 million for the same period in 2023, a decrease of $1.4 million. This decrease was due to lower interest rates and lower average borrowings during the three months ended March 31, 2024, compared to the same period in 2023.

The weighted average interest rate of our debt for the three months ended March 31, 2024 was 3.90% compared to 4.27% for the same period in 2023. Additionally, the weighted average interest rate and term of our debt was 3.85% and 2.7 years at March 31, 2024.

Income Before Gain on Sale of Investment Property

Income before gain on sale of investment property for the three months ended March 31, 2024 was $2.3 million, compared to $1.7 million for the same period in 2023, an increase of $0.6 million.

Gain on Sale of Investment Property

During the three months ended March 31, 2024 we had no property sales. During the three months ended March 31, 2023, we sold a medical office building located in Jacksonville, Florida receiving gross proceeds of $4.4 million, resulting in a gain of approximately $0.5 million.

Net Income

Net income for the three months ended March 31, 2024 was $2.3 million, compared to $2.2 million for the same period in 2023, an increase of $0.1 million.

Assets and Liabilities

As of March 31, 2024 and December 31, 2023, our principal assets consisted of investments in real estate, net of $1.2 billion. We completed no acquisitions or property sales during the three months ended March 31, 2024. Our liquid assets consisted primarily of cash and cash equivalents and restricted cash of $7.8 million and $6.7 million, as of March 31, 2024 and December 31, 2023, respectively.

The increase in our cash and cash equivalents and restricted cash balances to $7.8 million as of March 31, 2024, compared to $6.7 million as of December 31, 2023, was primarily due to net borrowings on our Credit Facility and net cash provided by operating activities, partially offset by funds used to pay dividends to our common and preferred stockholders and holders of OP Units and LTIP Units and funds used for capital expenditures on existing real estate investments and leasing commissions.

The increase in our total liabilities to $666.5 million as of March 31, 2024 compared to $661.9 million as of December 31, 2023, was primarily the result of higher net borrowings outstanding.

Liquidity and Capital Resources

General

Our short-term (up to 12 months) liquidity requirements include:

●	Interest expense and scheduled principal payments on outstanding indebtedness, including the payment of the approximately $11 million outstanding principal balance on the Dumfries loan that matures in June 2024;

●	General and administrative expenses;
●	Property operating expenses;
●	Property acquisitions;
●	Distributions on our common and preferred stock and OP Units and LTIP Units; and
●	Capital and tenant improvements and leasing costs.

In 2024, we are contractually obligated to pay, or have capital commitments for, principal and interest payments on our outstanding debt and ground and operating lease expenses. In addition, if we decide to redeem our preferred stock in full, we would have to pay the liquidation preference of $77.6 million plus accrued dividends, fees and expenses.

Our long-term (beyond 12 months) liquidity requirements consist primarily of funds necessary to pay for acquisitions, capital and tenant improvements and leasing costs at our properties, scheduled debt maturities, general and administrative expenses, operating expenses, and distributions. Beyond 2024, we are contractually obligated to pay, or have capital commitments for, principal and interest payments on our outstanding debt and ground and operating lease expenses.

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

Equity Issuances

In January 2024, the Company and the Operating Partnership implemented the 2024 ATM Program, pursuant to which we may offer and sell (including through forward sales), from time to time, shares of our common stock. No shares were sold under the 2024 ATM Program during the three months ended March 31, 2024 or from April 1, 2024 through May 6, 2024.

Debt Financing

Credit Facility. Our Credit Facility consists of (i) the $350 million Term Loan A, (ii) the $150 million Term Loan B, and (iii) the $400 million Revolver. The Credit Facility also contains a $500 million accordion feature. As of May 6, 2024, we had unutilized borrowing capacity under the Credit Facility of $290 million.

The Credit Facility is an unsecured facility with a term of (i) four years (beginning on August 1, 2022) for the Revolver (subject to two, six-month extension options), (ii) five years for Term Loan A (beginning on its origination date of May 3, 2021), and (iii) five years and six months (beginning on August 1, 2022) for Term Loan B.

We are subject to a number of financial covenants under the Credit Facility, including, among other things, the following as of the end of each fiscal quarter, (i) a maximum consolidated unsecured leverage ratio of less than 60%, (ii) a maximum consolidated secured leverage ratio of less than 30%, (iii) a maximum consolidated secured recourse leverage ratio of less than 10%, (iv) a minimum fixed charge coverage ratio of 1.50:1.00, (v) a minimum unsecured interest coverage ratio of 1.50:1.00, (vi) a maximum consolidated leverage ratio of less than 60%, and (vii) a minimum net worth of $573 million plus 75% of all net proceeds raised through equity offerings subsequent to March 31, 2022. As of March 31, 2024, management believed it complied with all of the financial and non-financial covenants contained in the Credit Facility.

Other Fixed Debt. We have $25.7 million in gross notes payable as of March 31, 2024. This debt is comprised of three instruments.

Hedging Instruments. We have ten interest rate swaps and three forward-starting interest rate swaps that are used to manage our interest rate risk.  A description of these swaps is below:

Term Loan A Swaps

As of March 31, 2024, six of our interest rate swaps related to Term Loan A. The combined notional value of these swaps is $350 million, with $200 million of the swaps maturing in August 2024 and the remaining $150 million maturing in April 2026. In addition, we have three forward starting interest rate swaps with a combined notional value of $200 million, each with a maturity date of April 2026, that will become effective on the August 2024 maturity date of the existing swaps. Currently, the Term Loan A swaps fix the SOFR component of Term Loan A at a rate of 1.50% through August 2024. From August 2024 to April 2026 the SOFR component of Term Loan A will be fixed at 1.36%.

Term Loan B Swaps

As of March 31, 2024, four of our interest rate swaps related to Term Loan B with a combined notional value of $150 million that fix the SOFR component on Term Loan B through January 2028 at 2.54%.

Total Fixed Debt. Our fixed debt totaled $525.7 million on a gross basis at March 31, 2024, with a weighted average interest rate of 3.31% based on our interest rate swaps and at current leverage. The weighted average maturity of our fixed debt was 2.6 years at March 31, 2024. Due to our forward swap structures, the weighted average interest rate on fixed debt outstanding as of March 31, 2024 is expected to improve over the next two years.

Cash Flow Information

Net cash provided by operating activities for the three months ended March 31, 2024 was $14.3 million, compared to $15.8 million for the same period in 2023. During the 2024 period non-cash depreciation and amortization expenses were lower, tenant receivables increased, and certain liabilities decreased, partially offset by an increase in non-cash LTIP compensation expense and higher net income.

Net cash used in investing activities for the three months ended March 31, 2024 was $2.7 million, compared to net cash provided by investing activities of $3.1 million for the same period in 2023. During the 2024 period, more funds were used for capital expenditures on existing real estate investments and leasing commissions and we received no proceeds from the sale of investment properties.

Net cash used in financing activities for the three months ended March 31, 2024 was $10.5 million, compared $19.3 million for the same period in 2023. During the 2024 period we had net borrowings on our Credit Facility.

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

The non-GAAP financial measures presented herein are not necessarily identical to those presented by other real estate companies due to the fact that not all real estate companies use the same definitions. These measures should not be considered as alternatives to net income, as indicators of the Company's financial performance, or as alternatives to cash flow from operating activities as measures of the Company's liquidity, nor are these measures necessarily indicative of sufficient cash flow to fund all of the Company's needs. Management believes that in order to facilitate a clear understanding of the Company's historical consolidated operating results, these measures should be examined in conjunction with net income and cash flows from operations as presented in the Condensed Consolidated Financial Statements and other financial data included elsewhere in this Report.

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

A reconciliation of net income to FFO and AFFO for the three months ended March 31, 2024 and 2023 is as follows:

	Three Months Ended March 31,
	2024	2023

	(unaudited, in thousands except per share and unit amounts)
Net income	$2,314	$2,173
Less: Preferred stock dividends	(1,455)	(1,455)
Depreciation and amortization expense	14,024	14,861
Gain on sale of investment property	—	(485)
FFO	$14,883	$15,094
Amortization of above market leases, net	251	291
Straight line deferred rental revenue	(400)	(763)
Stock-based compensation expense	1,233	688
Amortization of debt issuance costs and other	562	601
Preacquisition expense	—	42
AFFO	$16,529	$15,953

Net income attributable to common stockholders per share – basic and diluted	$0.01	$0.01
FFO per share and unit	$0.21	$0.22
AFFO per share and unit	$0.23	$0.23

Weighted Average Shares and Units Outstanding – basic and diluted	70,757	69,830

Weighted Average Shares and Units Outstanding:
Weighted Average Common Shares	65,573	65,525
Weighted Average OP Units	2,244	1,667
Weighted Average LTIP Units	2,940	2,638
Weighted Average Shares and Units Outstanding – basic and diluted	70,757	69,830

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

A reconciliation of net income to EBITDAre and Adjusted EBITDAre for the three months ended March 31, 2024 and 2023 is as follows:

	Three Months Ended March 31,
	2024	2023

	(unaudited and in thousands)
Net income	$2,314	2,173
Interest expense	6,890	8,271
Depreciation and amortization expense	14,084	14,889
Gain on sale of investment property	—	(485)
EBITDAre	$23,288	$24,848
Stock-based compensation expense	1,233	688
Amortization of above market leases, net	251	291
Preacquisition expense	—	42
Adjusted EBITDAre	$24,772	$25,869

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

As of March 31, 2024, we had $98.6 million of unhedged borrowings outstanding under the Revolver (before the netting of unamortized debt issuance costs) that bears interest at a variable rate. See “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Liquidity and Capital Resources,” for a detailed discussion of our Credit Facility. At March 31, 2024, SOFR on our outstanding floating-rate borrowings was 5.33%. Assuming no increase in the amount of our variable interest rate debt, if SOFR increased 100 basis points, our cash flow would decrease by approximately $1.0 million annually. Assuming no increase in the amount of our variable rate debt, if SOFR were reduced 100 basis points, our cash flow would increase by approximately $1.0 million annually.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act that are designed to ensure that information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to management, including the principal executive and financial officer as appropriate, to allow timely decisions regarding required disclosures. Our principal executive officer and principal financial officer evaluated the effectiveness of disclosure controls and procedures as of March 31, 2024 pursuant to Rule 13a-15(b) under the Exchange Act. Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this Report, the Company’s disclosure controls and procedures were effective to ensure that information required to be included in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

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

Item 1A. Risk Factors

During the three months ended March 31, 2024, there were no material changes to the risk factors that were disclosed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 28, 2024.

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

GLOBAL MEDICAL REIT INC.

Date: May 8, 2024	By:	/s/ Jeffrey M. Busch
Jeffrey M. Busch
Chief Executive Officer (Principal Executive Officer)

Date: May 8, 2024	By:	/s/ Robert J. Kiernan
Robert J. Kiernan
Chief Financial Officer (Principal Financial and Accounting Officer)