Form 10-Q
period 2024-06-30
Global Medical REIT Inc.
filed 2024-08-07
CIK 1533615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

The number of shares of the registrant’s common stock outstanding at August 5, 2024 was 65,587,648

PART I   FINANCIAL INFORMATION

GLOBAL MEDICAL REIT INC.

Condensed Consolidated Balance Sheets

(unaudited and in thousands, except par values)

	As of
	June 30, 2024	December 31, 2023
Assets
Investment in real estate:
Land	$162,391	$164,315
Building	1,028,539	1,035,705
Site improvements	21,960	21,974
Tenant improvements	66,004	66,358
Acquired lease intangible assets	136,394	138,617
	1,415,288	1,426,969
Less: accumulated depreciation and amortization	(271,764)	(247,503)
Investment in real estate, net	1,143,524	1,179,466
Cash and cash equivalents	4,978	1,278
Restricted cash	2,840	5,446
Tenant receivables, net	8,073	6,762
Due from related parties	410	193
Escrow deposits	925	673
Deferred assets	28,360	27,132
Derivative asset	27,672	25,125
Goodwill	5,903	5,903
Other assets	18,530	15,722
Total assets	$1,241,215	$1,267,700

Liabilities and Equity
Liabilities:
Credit Facility, net of unamortized debt issuance costs of $5,968 and $7,067 at June 30, 2024 and December 31, 2023, respectively	$599,032	$585,333
Notes payable, net of unamortized debt issuance costs of $40 and $66 at June 30, 2024 and December 31, 2023, respectively	14,638	25,899
Accounts payable and accrued expenses	11,962	12,781
Dividends payable	16,280	16,134
Security deposits	3,973	3,688
Other liabilities	12,809	12,770
Acquired lease intangible liability, net	4,149	5,281
Total liabilities	662,843	661,886
Commitments and Contingencies
Equity:
Preferred stock, $0.001 par value, 10,000 shares authorized; 3,105 issued and outstanding at June 30, 2024 and December 31, 2023, respectively (liquidation preference of $77,625 at June 30, 2024 and December 31, 2023, respectively)	74,959	74,959
Common stock, $0.001 par value, 500,000 shares authorized; 65,588 shares and 65,565 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	66	66
Additional paid-in capital	722,627	722,418
Accumulated deficit	(268,885)	(238,984)
Accumulated other comprehensive income	27,672	25,125
Total Global Medical REIT Inc. stockholders' equity	556,439	583,584
Noncontrolling interest	21,933	22,230
Total equity	578,372	605,814
Total liabilities and equity	$1,241,215	$1,267,700

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL MEDICAL REIT INC.

Condensed Consolidated Statements of Operations

(unaudited and in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Revenue
Rental revenue	$34,214	$36,317	$69,283	$72,517
Other income	27	34	77	64
Total revenue	34,241	36,351	69,360	72,581

Expenses
General and administrative	4,589	4,462	9,035	8,266
Operating expenses	7,236	7,223	14,619	14,759
Depreciation expense	10,127	10,468	20,240	20,962
Amortization expense	3,866	4,337	7,838	8,732
Interest expense	6,992	8,468	13,883	16,739
Preacquisition expense	—	2	—	44
Total expenses	32,810	34,960	65,615	69,502

Income before (loss) gain on sale of investment properties	1,431	1,391	3,745	3,079
(Loss) gain on sale of investment properties	(3,383)	12,786	(3,383)	13,271

Net (loss) income	$(1,952)	$14,177	$362	$16,350
Less: Preferred stock dividends	(1,455)	(1,455)	(2,911)	(2,911)
Less: Net loss (income) attributable to noncontrolling interest	260	(902)	195	(947)
Net (loss) income attributable to common stockholders	$(3,147)	$11,820	$(2,354)	$12,492

Net (loss) income attributable to common stockholders per share – basic and diluted	$(0.05)	$0.18	$(0.04)	$0.19

Weighted average shares outstanding – basic and diluted	65,588	65,544	65,580	65,534

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL MEDICAL REIT INC.

Condensed Consolidated Statements of Comprehensive (Loss) Income

(unaudited and in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Net (loss) income	$(1,952)	$14,177	$362	$16,350
Other comprehensive (loss) income :
(Decrease) increase in fair value of interest rate swap agreements	(1,613)	8,449	2,547	1,185
Total other comprehensive (loss) income	(1,613)	8,449	2,547	1,185
Comprehensive (loss) income	(3,565)	22,626	2,909	17,535
Less: Preferred stock dividends	(1,455)	(1,455)	(2,911)	(2,911)
Less: Comprehensive loss (income) attributable to noncontrolling interest	383	(1,501)	1	(1,027)
Comprehensive (loss) income attributable to common stockholders	$(4,637)	$19,670	$(1)	$13,597

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL MEDICAL REIT INC.

Condensed Consolidated Statements of Equity

(unaudited and in thousands, except per share amounts)

For the Six Months Ended June 30, 2024:

								Global
							Accumulated	Medical
					Additional		Other	REIT Inc.	Non-
	Common Stock		Preferred Stock		Paid-in	Accumulated	Comprehensive	Stockholders’	controlling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Equity	Interest	Equity
Balances, December 31, 2023	65,565	$66	3,105	$74,959	$722,418	$(238,984)	$25,125	$583,584	$22,230	$605,814
Net income (loss)	—	—	—	—	—	557	—	557	(195)	362
LTIP Units redeemed for common stock	23	—	—	—	209	—	—	209	(209)	—
Change in fair value of interest rate swap agreements	—	—	—	—	—	—	2,547	2,547	—	2,547
Stock-based compensation expense	—	—	—	—	—	—	—	—	2,552	2,552
Dividends to common stockholders ($0.42 per share)	—	—	—	—	—	(27,547)	—	(27,547)	—	(27,547)
Dividends to preferred stockholders ($0.9375 per share)	—	—	—	—	—	(2,911)	—	(2,911)	—	(2,911)
Dividends to noncontrolling interest	—	—	—	—	—	—	—	—	(2,445)	(2,445)
Balances, June 30, 2024	65,588	$66	3,105	$74,959	$722,627	$(268,885)	$27,672	$556,439	$21,933	$578,372

For the Three Months Ended June 30, 2024:

								Global
							Accumulated	Medical
					Additional		Other	REIT Inc.	Non-
	Common Stock		Preferred Stock		Paid-in	Accumulated	Comprehensive	Stockholders’	controlling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Equity	Interest	Equity
Balances, March 31, 2024	65,587	$66	3,105	$74,959	$722,623	$(251,963)	$29,285	$574,970	$22,128	$597,098
Net loss	—	—	—	—	—	(1,692)	—	(1,692)	(260)	(1,952)
LTIP Units redeemed for common stock	1	—	—	—	4	—	—	4	(4)	—
Change in fair value of interest rate swap agreements	—	—	—	—	—	—	(1,613)	(1,613)	—	(1,613)
Stock-based compensation expense	—	—	—	—	—	—	—	—	1,319	1,319
Dividends to common stockholders ($0.21 per share)	—	—	—	—	—	(13,774)	—	(13,774)	—	(13,774)
Dividends to preferred stockholders ($0.46875 per share)	—	—	—	—	—	(1,456)	—	(1,456)	—	(1,456)
Dividends to noncontrolling interest	—	—	—	—	—	—	—	—	(1,250)	(1,250)
Balances, June 30, 2024	65,588	$66	3,105	$74,959	$722,627	$(268,885)	$27,672	$556,439	$21,933	$578,372

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

GLOBAL MEDICAL REIT INC.

Condensed Consolidated Statements of Cash Flows

(unaudited and in thousands)

	Six Months Ended June 30,
	2024	2023
Operating activities
Net income	$362	$16,350
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	20,240	20,962
Amortization of acquired lease intangible assets	7,629	8,679
Amortization of above market leases, net	500	578
Amortization of debt issuance costs and other	1,125	1,202
Stock-based compensation expense	2,552	1,835
Capitalized preacquisition and other costs charged to expense	82	76
Reserve for uncollectible accounts, net	822	—
Loss (gain) on sale of investment properties	3,383	(13,271)
Other	202	121
Changes in operating assets and liabilities:
Tenant receivables	(2,133)	659
Deferred assets	(1,265)	(1,731)
Other assets and liabilities	(291)	(224)
Accounts payable and accrued expenses	(272)	(339)
Security deposits	285	(1,248)
Net cash provided by operating activities	33,221	33,649

Investing activities
Purchase of land, buildings, and other tangible and intangible assets and liabilities	—	(442)
Net proceeds from sale of investment properties	7,537	68,403
Escrow deposits for purchase of properties	(500)	—
Advances made to related parties	(217)	(191)
Capital expenditures on existing real estate investments	(5,206)	(2,333)
Leasing commissions	(2,545)	(371)
Net cash (used in) provided by investing activities	(931)	65,066

Financing activities
Escrow deposits required by third party lenders	248	(902)
Repayment of notes payable	(11,287)	(628)
Proceeds from Credit Facility	38,500	24,600
Repayment of Credit Facility	(25,900)	(94,157)
Dividends paid to common stockholders, and OP Unit and LTIP Unit holders	(29,846)	(29,387)
Dividends paid to preferred stockholders	(2,911)	(2,911)
Net cash used in financing activities	(31,196)	(103,385)
Net increase (decrease) in cash and cash equivalents and restricted cash	1,094	(4,670)
Cash and cash equivalents and restricted cash—beginning of period	6,724	14,455
Cash and cash equivalents and restricted cash—end of period	$7,818	$9,785

Supplemental cash flow information:
Cash payments for interest	$12,583	$16,286

Noncash financing and investing activities:
Accrued dividends payable	$16,280	$16,048
Interest rate swap agreements fair value change recognized in other comprehensive (loss) income	$2,547	$1,185
LTIP Units redeemed for common stock	$209	$427
Accrued capital expenditures and leasing commissions included in accounts payable and accrued expenses	$1,442	$2,912
OP Units issued for a property acquisition	$—	$5,482
Proceeds from sale of an investment property held in escrow	$—	$990
Recognition of lease liability related to right of use asset	$—	$4,634

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL MEDICAL REIT INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

(dollars in thousands, except per share amounts or as otherwise indicated)

Note 1 – Organization

Global Medical REIT Inc. (the “Company”) is a Maryland corporation and internally managed real estate investment trust (“REIT”) that acquires healthcare facilities and leases those facilities to physician groups and regional and national healthcare systems. The Company holds its facilities and conducts its operations through a Delaware limited partnership subsidiary, Global Medical REIT L.P. (the “Operating Partnership”). The Company serves as the sole general partner of the Operating Partnership through a wholly owned subsidiary of the Company, Global Medical REIT GP LLC, a Delaware limited liability company. As of June 30, 2024, the Company was the 92.36% limited partner of the Operating Partnership, with an aggregate of 7.64% of the Operating Partnership owned by holders of long-term incentive plan units (“LTIP Units”) and third-party limited partners who contributed properties or services to the Operating Partnership in exchange for common limited partnership units (“OP Units”).

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

Cash and Cash Equivalents and Restricted Cash

The Company considers all demand deposits, cashier’s checks, money market accounts, and certificates of deposit with a maturity of three months or less to be cash equivalents. Amounts included in restricted cash represent certain security deposits received from tenants at the inception of their leases and funds held by the Company related to certain tenant reimbursements. The following table provides a reconciliation of the Company’s cash and cash equivalents and restricted cash that sums to the total of those amounts at the end of the periods presented on the Company’s accompanying Condensed Consolidated Statements of Cash Flows:

	As of June 30,
	2024	2023
Cash and cash equivalents	$4,978	$2,460
Restricted cash	2,840	7,325
Total cash and cash equivalents and restricted cash	$7,818	$9,785

Tenant Receivables, Net

The tenant receivable balance as of June 30, 2024 and December 31, 2023 was $8,073 and $6,762, respectively. The balance as of June 30, 2024 consisted of $3,938 in funds owed from the Company’s tenants for rent that the Company had earned but had not yet received, $3,531 of tenant reimbursements, $125 for a loan that was made to one of the Company’s tenants, and $479 of miscellaneous receivables. The balance as of December 31, 2023 consisted of $2,062 in funds owed from the Company’s tenants for rent that the Company had earned but had not yet received, $4,372 of tenant reimbursements, $131 for a loan that was made to one of the Company’s tenants, and $197 of miscellaneous receivables.

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

In addition, as of June 30, 2024 and December 31, 2023, the Company had a portfolio level reserve of $350 on those leases that were probable of collection to ensure that the tenant lease receivables were not overstated.

Escrow Deposits

The escrow balance as of June 30, 2024 and December 31, 2023 was $925 and $673, respectively. Escrow deposits include funds held in escrow to be used for the acquisition of properties in the future and for the payment of taxes and insurance.

Deferred Assets

The deferred assets balance as of June 30, 2024 and December 31, 2023 was $28,360 and $27,132, respectively. The balance as of June 30, 2024 consisted of $27,484 in deferred rent receivables resulting from the recognition of revenue from leases with fixed annual rental escalations on a straight-line basis and $876 of other deferred costs. The balance as of December 31, 2023 consisted of $26,757 in deferred rent receivables resulting from the recognition of revenue from leases with fixed annual rental escalations on a straight-line basis and $375 of other deferred costs.

Other Assets

The other assets balance as of June 30, 2024 and December 31, 2023 was $18,530 and $15,722, respectively. The balance as of June 30, 2024 consisted of $7,451 in right of use assets, $4,904 in capitalized construction in process costs, $1,880 in prepaid assets, $3,891 in net capitalized leasing commissions, and $404 in net capitalized software costs and miscellaneous assets. The balance as of December 31, 2023 consisted of $7,627 in right of use assets, $3,346 in capitalized construction in process costs, $1,379 in prepaid assets, $2,894 in net capitalized leasing commissions, and $476 in net capitalized software costs and miscellaneous assets. Refer to Note 8 – “Leases” for additional details on right of use assets.

Derivative Instruments - Interest Rate Swaps

As of June 30, 2024 and December 31, 2023, the Company's balance related to interest rate swap derivative instruments that were designated as cash flow hedges of interest rate risk was an asset of $27,672 and $25,125, respectively. In accordance with the Company’s risk management strategy, the purpose of the interest rate swaps is to manage interest rate risk for certain of the Company’s variable-rate debt. The interest rate swaps involve the Company’s receipt of variable-rate amounts from the counterparties in exchange for the Company making fixed-rate payments over the life of the agreements. The Company accounts for derivative instruments in accordance with the provisions of ASC Topic 815, “Derivatives and Hedging.” Refer to Note 4 – “Credit Facility, Notes Payable and Derivative Instruments” for additional details.

Goodwill

As of June 30, 2024 and December 31, 2023, the Company’s goodwill balance was $5,903. Goodwill represents the excess of consideration paid over the fair value of underlying identifiable net assets of businesses acquired. Goodwill has an indefinite life and is not amortized, but is tested for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company’s policy is to perform its annual goodwill impairment evaluation as of the first day of the fourth quarter of its fiscal year. The Company has one reporting unit.

Assets Held for Sale and Sales of Real Estate

The Company classifies a property as held for sale when the following criteria are met: (i) management, having the authority to approve action, commits to a plan to sell the property in its present condition, (ii) the sale of the property is at a price reasonable in relation to its current fair value and (iii) the sale is probable and expected to be completed within one year. At that time, the Company presents the assets and obligations associated with the real estate held for sale separately in its Condensed Consolidated Balance Sheets and ceases recording depreciation and amortization expense related to that asset.  Real estate held for sale is reported at the lower of its carrying amount or its estimated fair value less estimated costs to sell. None of the Company’s properties were classified as held for sale as of June 30, 2024 or December 31, 2023.

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

Other Liabilities

The other liabilities balance as of June 30, 2024 and December 31, 2023 was $12,809 and $12,770, respectively. The balance as of June 30, 2024 consisted of $7,707 for right of use liabilities and $5,102 of prepaid rent. The balance as of December 31, 2023 consisted of $7,680 for right of use liabilities and $5,090 of prepaid rent. Refer to Note 8 – “Leases” for additional details on right of use liabilities.

Note 3 – Property Portfolio

Summary of Properties Acquired and Sold During the Six Months Ended June 30, 2024

During the six months ended June 30, 2024, the Company completed no acquisitions and completed one disposition. In June 2024, the Company sold an in-patient rehabilitation facility located in Mishawaka, Indiana receiving gross proceeds of $8.1 million, resulting in a loss of $3.4 million.

A rollforward of the gross investment in land, building, improvements, and acquired lease intangible assets as of June 30, 2024 is as follows:

			Site	Tenant	Acquired Lease	Gross Investment in
	Land	Building	Improvements	Improvements	Intangible Assets	Real Estate
Balances as of December 31, 2023	$164,315	$1,035,705	$21,974	$66,358	$138,617	$1,426,969
Capitalized costs(1)	—	2,918	61	1,444	—	4,423
Total Additions:	—	2,918	61	1,444	—	4,423
Disposition of Mishawaka - 6/27/24	(1,924)	(10,084)	(75)	(1,798)	(2,223)	(16,104)
Balances as of June 30, 2024	$162,391	$1,028,539	$21,960	$66,004	$136,394	$1,415,288
(1)	Represents capital projects that were completed and placed in service during the six months ended June 30, 2024 related to the Company’s existing facilities.

Depreciation expense was $10,127 and $20,240 for the three and six months ended June 30, 2024, respectively, and $10,468 and $20,962 for the three and six months ended June 30, 2023, respectively.

As of June 30, 2024, the Company had aggregate capital improvement commitments and obligations to improve, expand, and maintain the Company’s existing facilities of approximately $16,800. Many of these amounts are subject to contingencies that make it difficult to predict when they will be utilized, if at all. In accordance with the terms of the Company’s leases, capital improvement obligations in the next twelve months are expected to total approximately $13,600.

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

Lease Intangible Assets and Liabilities

The following is a summary of the carrying amount of lease intangible assets and liabilities as of the dates presented:

	As of June 30, 2024
		Accumulated
	Cost	Amortization	Net
Assets
In-place leases	$75,572	$(48,197)	$27,375
Above market leases	24,725	(11,736)	12,989
Leasing costs	36,097	(20,436)	15,661
	$136,394	$(80,369)	$56,025
Liability
Below market leases	$13,595	$(9,446)	$4,149

	As of December 31, 2023
		Accumulated
	Cost	Amortization	Net
Assets
In-place leases	$77,037	$(44,249)	$32,788
Above market leases	24,961	(10,318)	14,643
Leasing costs	36,619	(18,556)	18,063
	$138,617	$(73,123)	$65,494
Liability
Below market leases	$13,595	$(8,314)	$5,281

The following is a summary of the acquired lease intangible amortization:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Amortization expense related to in-place leases	$2,601	$2,993	$5,276	$6,041
Amortization expense related to leasing costs	$1,165	$1,313	$2,353	$2,638
Decrease in rental revenue related to above market leases	$813	$871	$1,632	$1,747
Increase in rental revenue related to below market leases	$(564)	$(584)	$(1,132)	$(1,169)

As of June 30, 2024, scheduled future aggregate net amortization of the acquired lease intangible assets and liabilities for each year ended December 31 is listed below:

	Net Decrease	Net Increase
	in Revenue	in Expenses
2024 (six months remaining)	$(635)	$6,411
2025	(1,694)	10,514
2026	(1,801)	8,699
2027	(1,375)	6,113
2028	(1,091)	4,805
Thereafter	(2,244)	6,494
Total	$(8,840)	$43,036

As of June 30, 2024, the weighted average amortization periods for asset lease intangibles and liability lease intangibles were 3.2 years and 1.8 years, respectively.

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

The Operating Partnership is subject to a number of financial covenants under the Credit Facility, including, among other things, the following as of the end of each fiscal quarter, (i) a maximum consolidated unsecured leverage ratio of less than 60%, (ii) a maximum consolidated secured leverage ratio of less than 30%, (iii) a maximum consolidated secured recourse leverage ratio of less than 10%, (iv) a minimum fixed charge coverage ratio of 1.50:1.00, (v) a minimum unsecured interest coverage ratio of 1.50:1.00, (vi) a maximum consolidated leverage ratio of less than 60%, and (vii) a minimum net worth of $573 million plus 75% of all net proceeds raised through equity offerings subsequent to March 31, 2022. As of June 30, 2024, management believed it complied with all of the financial and non-financial covenants contained in the Credit Facility.

The Company has entered into interest rate swaps to hedge its interest rate risk on the Term Loans through their respective maturities. For additional information related to the interest rate swaps, see the “Derivative Instruments - Interest Rate Swaps” section herein.

During the six months ended June 30, 2024, the Company borrowed $38,500 under the Credit Facility and repaid $25,900, for a net amount borrowed of $12,600. During the six months ended June 30, 2023, the Company borrowed $24,600 under the Credit Facility and repaid $94,157, for a net amount repaid of $69,557. Interest expense incurred on the Credit Facility was $6,184 and $12,240 for the three and six months ended June 30, 2024, respectively, and $7,181 and $14,169 for the three and six months ended June 30, 2023, respectively.

As of June 30, 2024 and December 31, 2023, the Company had the following outstanding borrowings under the Credit Facility:

	June 30, 2024	December 31, 2023
Revolver	$105,000	$92,400
Term Loan A	350,000	350,000
Term Loan B	150,000	150,000
Credit Facility, gross	605,000	592,400
Less: Unamortized debt issuance costs	(5,968)	(7,067)
Credit Facility, net	$599,032	$585,333

Costs incurred related to the Credit Facility, net of accumulated amortization, are netted against the Company’s “Credit Facility, net of unamortized debt issuance costs” balance in the accompanying Condensed Consolidated Balance Sheets. Amortization expense incurred related to debt issuance costs was $550 and $1,099 for the three and six months ended June 30, 2024, respectively, and $549 and $1,098 for the three and six months ended June 30, 2023, respectively, and is included in the “Interest Expense” line item in the accompanying Condensed Consolidated Statements of Operations.

Notes Payable, Net of Debt Issuance Costs

The Company, through certain of its wholly owned subsidiaries, entered into or assumed loans in connection with the acquisitions of the Rosedale, Dumfries, and Toledo facilities. The Dumfries loan matured and was paid in full in June 2024. As of June 30, 2024 and December 31, 2023, the Company had the following outstanding borrowings under these loans:

	June 30, 2024	December 31, 2023
Rosedale loan (1)	$13,362	$13,563
Dumfries loan (2)	—	11,034
Toledo loan (3)	1,316	1,368
Notes payable, gross	14,678	25,965
Unamortized debt issuance costs	(40)	(66)
Notes payable, net	$14,638	$25,899
(1)	The Rosedale loan has an annual interest rate of 3.85% and matures on July 31, 2025.
(2)	The Dumfries loan had an annual interest rate of 4.68% and matured on June 1, 2024.
(3)	The Toledo loan has an annual interest rate of 5.0% and matures on July 30, 2033.

Amortization expense incurred related to debt issuance costs was $13 and $26 for the three and six months ended June 30, 2024, respectively, and $38 and $77 for the three and six months ended June 30, 2023, respectively, and is included in the “Interest Expense” line item in the accompanying Condensed Consolidated Statements of Operations.

The Company made principal payments of $11,287 and $628 during the six months ended June 30, 2024 and 2023, respectively. Interest expense incurred on these loans was $245 and $518 for the three and six months ended June 30, 2024, respectively, and $700 and $1,395 for the three and six months ended June 30, 2023, respectively.

As of June 30, 2024, scheduled principal payments due for each year ended December 31 were as follows:

2024 (six months remaining)	$257
2025	13,268
2026	117
2027	124
2028	131
Thereafter	781
Total	$14,678

Derivative Instruments - Interest Rate Swaps

The Company has ten interest rate swaps and three forward starting interest rate swaps that are used to manage its interest rate risk by fixing the SOFR component of the Term Loans through their maturities. A description of these swaps is below:

Term Loan A Swaps

As of June 30, 2024, six of the Company’s interest rate swaps related to Term Loan A. The combined notional value of these swaps is $350 million, with $200 million of the swaps maturing in August 2024 and the remaining $150 million maturing in April 2026. In addition, the Company has three forward starting interest rate swaps with a combined notional value of $200 million, each with a maturity date of April 2026, that will become effective on the August 2024 maturity date of the existing swaps noted above. Currently, the Term Loan A swaps fix the SOFR component of Term Loan A at a rate of 1.50% through August 2024. From August 2024 to April 2026 the SOFR component of Term Loan A will be fixed at 1.36%.

Term Loan B Swaps

As of June 30, 2024, four of the Company’s interest rate swaps related to Term Loan B with a combined notional value of $150 million that fix the SOFR component of Term Loan B through January 2028 at 2.54%.

The Company records the swaps either as an asset or a liability measured at its fair value at each reporting period. When hedge accounting is applied, the change in the fair value of derivatives designated and that qualify as cash flow hedges is (i) recorded in accumulated other comprehensive income in the equity section of the Company’s Condensed Consolidated Balance Sheets and (ii) subsequently reclassified into earnings as interest expense for the period that the hedged forecasted transactions affect earnings. If specific hedge accounting criteria are not met, changes in the Company’s derivative instruments’ fair value are recognized currently as an adjustment to net income. As of June 30, 2024 and December 31, 2023, all of the Company’s swaps meet the criteria for hedge accounting.

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

The fair value of the Company’s interest rate swaps was an asset of $27,672 and $25,125 as of June 30, 2024 and December 31, 2023, respectively. The balances are included in the “Derivative Asset” line item on the Company’s Condensed Consolidated Balance Sheets as of June 30, 2024 and December 31, 2023, respectively.

The table below details the components of the amounts presented on the accompanying Condensed Consolidated Statements of Comprehensive (Loss) Income recognized on the Company’s interest rate swaps designated as cash flow hedges for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Amount of gain recognized in other comprehensive (loss) income	$(2,820)	$(12,180)	$(11,430)	$(8,023)
Amount of gain reclassified from accumulated other comprehensive income into interest expense	4,433	3,731	8,883	6,838
Total change in accumulated other comprehensive income	$1,613	$(8,449)	$(2,547)	$(1,185)

During the next twelve months, the Company estimates that an additional $15,684 will be reclassified as a decrease to interest expense. Additionally, during the three and six months ended June 30, 2024, the Company recorded total interest expense in its Condensed Consolidated Statements of Operations of $6,992 and $13,883, respectively.

Weighted-Average Interest Rate and Term

The weighted average interest rate and term of the Company’s debt was 3.89% and 2.5 years at June 30, 2024, compared to 3.83% and 2.9 years as of December 31, 2023.

Note 5 – Equity

Preferred Stock

The Company’s charter authorizes the issuance of 10,000 shares of preferred stock, par value $0.001 per share. As of June 30, 2024 and December 31, 2023, there were 3,105 shares of Series A Cumulative Redeemable Preferred Stock (“Series A Preferred Stock”), issued and outstanding. The Series A Preferred Stock has a liquidation preference of $25 per share.

Preferred stock dividend activity for the six months ended June 30, 2024 is summarized in the following table:

		Applicable		Quarterly		Dividends
Date Announced	Record Date	Quarter	Payment Date	Dividend		per Share

December 12, 2023	January 15, 2024	Q4 2023	January 31, 2024	$1,455		$0.46875
March 7, 2024	April 15, 2024	Q1 2024	April 30, 2024	$1,455		$0.46875
June 6, 2024	July 15, 2024	Q2 2024	July 31, 2024	$1,455	(1)	$0.46875
(1)	Two months of this amount, equal to $970, was accrued at June 30, 2024.

The holders of the Series A Preferred Stock are entitled to receive dividend payments only when, as and if declared by the Company’s board of directors (the “Board”) (or a duly authorized committee of the Board). Dividends will accrue or be payable in cash from the original issue date, on a cumulative basis, quarterly in arrears on each dividend payment date at a fixed rate per annum equal to 7.50% of the liquidation preference of $25.00 per share (equivalent to $1.875 per share on an annual basis). The Series A Preferred Stock may be partially or fully redeemed by the Company. Dividends on the Series A Preferred Stock are cumulative and accrue whether or not (i) funds are legally available for the payment of those dividends, (ii) the Company has earnings or (iii) those dividends are declared by the Board. The quarterly dividend payment dates on the Series A Preferred Stock are January 31, April 30, July 31 and October 31 of each year. During each of the six-month periods ended June 30, 2024 and 2023, the Company paid preferred dividends of $2,911.

Common Stock

The Company has 500,000 authorized shares of common stock, $0.001 par value. As of June 30, 2024 and December 31, 2023, there were 65,588 and 65,565 outstanding shares of common stock, respectively.

Common stock dividend activity for the six months ended June 30, 2024 is summarized in the following table:

		Applicable		Dividend	Dividends
Date Announced	Record Date	Quarter	Payment Date	Amount(1)	per Share

December 12, 2023	December 27, 2023	Q4 2023	January 9, 2024	$14,819	$0.21
March 7, 2024	March 22, 2024	Q1 2024	April 9, 2024	$14,901	$0.21
June 6, 2024	June 21, 2024	Q2 2024	July 9, 2024	$14,912	$0.21
(1)	Includes distributions on outstanding LTIP Units and OP Units.

During the six months ended June 30, 2024 and 2023, the Company paid total dividends on its common stock, LTIP Units and OP Units in the aggregate amount of $29,846 and $29,387, respectively.

As of June 30, 2024 and December 31, 2023, the Company had accrued dividend balances of $398 and $345 for dividends payable on the aggregate annual and long-term LTIP Units that are subject to retroactive receipt of dividends on the amount of LTIP Units ultimately earned. During the six months ended June 30, 2024, $180 of dividends were accrued and $127 of dividends were paid related to these units. During the six months ended June 30, 2023, $107 of dividends were accrued and $57 of dividends were paid related to these units.

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

In January 2024, the Company and the Operating Partnership implemented a $300 million “at-the-market” equity offering program, pursuant to which the Company may offer and sell (including through forward sales), from time to time, shares of its common stock (the “2024 ATM Program”). No shares were sold under the 2024 ATM Program during the six months ended June 30, 2024.

OP Units

During the six months ended June 30, 2024, the Operating Partnership did not issue or redeem any OP Units. During the year ended December 31, 2023, the Operating Partnership issued 577 OP Units with a value of $5,482 in connection with a facility acquisition and did not redeem any OP Units.

The OP Unit value at issuance and redemption is based on the Company’s closing share price on the date of the respective transaction and is included as a component of noncontrolling interest equity in the Company’s Condensed Consolidated Balance Sheets as of June 30, 2024 and December 31, 2023. As of June 30, 2024 and December 31, 2023, there were 2,244 OP Units issued and outstanding. The Company has sufficient shares of common stock authorized pursuant to its charter to cover the redemption of outstanding OP Units.

Note 6 – Related Party Transactions

Related Party Balances

The amounts due from related parties as of June 30, 2024 and December 31, 2023 were $410 and $193, respectively. These balances primarily consist of taxes paid on behalf of LTIP Unit and OP Unit holders that are reimbursable to the Company. The Company had no amounts due to related parties as of June 30, 2024 and December 31, 2023.

Note 7 – Stock-Based Compensation

2016 Equity Incentive Plan

The 2016 Equity Incentive Plan, as amended (the “Plan”), is intended to assist the Company and its affiliates in recruiting and retaining employees of the Company, members of the Board, executive officers of the Company, and individuals who provide services to the Company and its affiliates.

The Plan is intended to permit the grant of both qualified and non-qualified options and the grant of stock appreciation rights, restricted stock, unrestricted stock, awards of restricted stock units, performance awards and other equity-based awards (including LTIP Units). Based on the grants outstanding as of June 30, 2024, there were 1,901 shares of common stock that remain available to be granted under the Plan. Units subject to awards under the Plan that are forfeited, cancelled, lapsed, or otherwise expired (excluding shares withheld to satisfy exercise prices or tax withholding obligations) are available for grant.

Time-Based Grants

During the six months ended June 30, 2024, the Company granted the following LTIP Units:

		Number of
Date	Description	Units Issued	Vesting Dates

February 21, 2024	Final awards under the 2023 Annual Incentive Plan	151	50% on February 21, 2024; and
			50% on February 21, 2025

February 21, 2024	Time-based awards under the 2024 Long-Term Incentive Plan	238	100% on February 21, 2027

May 15, 2024	Annual awards to independent directors	47	100% vest on May 15, 2025

June 10, 2024	Discretionary grant	8	33.33% on June 10, 2025;
			33.33% on June 10, 2026; and
			33.33% on June 10, 2027;

During the six months ended June 30, 2024, certain participants redeemed an aggregate of 23 vested LTIP Units for the Company’s common stock. A detail of the Company’s outstanding time-based LTIP Units as of June 30, 2024 is as follows:

Vested units	2,450
Unvested units	727
LTIP Units outstanding as of June 30, 2024	3,177

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

A detail of the Performance Awards under the 2022, 2023 and 2024 programs as of June 30, 2024 is as follows:

2022 Long-Term Awards	96
2023 Long-Term Awards	154
2024 Annual Awards (1)	152
2024 Long-Term Awards (2)	228
Total target Performance Awards as of June 30, 2024	630
(1)	Approved by the Board on February 21, 2024. The number of target LTIP Units was based on the average closing price of the Company’s common stock reported on the New York Stock Exchange over the 15 trading days preceding the award date.
(2)	Approved by the Board on February 21, 2024. The number of target LTIP Units was based on the fair value of the Long-Term Awards as determined by an independent valuation consultant.

Annual Awards. The Annual Awards are subject to the terms and conditions of LTIP Annual Award Agreements (“LTIP Annual Award Agreements”) between the Company and each grantee.

The Compensation Committee of the Board (the “Compensation Committee”) and the Board established performance goals for the year ending December 31, 2024, as set forth in the 2024 LTIP Annual Award Agreements (the “Performance Goals”) that will be used to determine the number of LTIP Units earned by each grantee. Cumulative stock-based compensation expense during the three and six months ended June 30, 2024 reflects management’s estimate of the probability of the number of these awards that will be earned. As soon as reasonably practicable following the end of the performance period, the Compensation Committee and the Board will determine the extent to which the Company has achieved each of the Performance Goals (expressed as a percentage) and, based on such determination, will calculate the number of LTIP Units that each grantee is entitled to receive. Each grantee may earn up to 150% of the number of his/her target LTIP Units. Any 2024 Annual Award LTIP Units that are not earned will be forfeited and cancelled.

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

The Company incurred stock compensation expense of $1,319 and $2,552 for the three and six months ended June 30, 2024, respectively, and $1,147 and $1,835 for the three and six months ended June 30, 2023, respectively, related to the grants awarded under the Plan. Compensation expense is included within “General and Administrative” expense in the Company’s Condensed Consolidated Statements of Operations.

As of June 30, 2024, total unamortized compensation expense related to these awards of approximately $8.2 million is expected to be recognized over a weighted average remaining period of 1.5 years.

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

The Company recognized $34,214 and $69,283 of rental revenue related to operating lease payments for the three and six months ended June 30, 2024, respectively, and $36,317 and $72,517 of rental revenue related to operating lease payments for the three and six months ended June 30, 2023, respectively. Of these amounts, $1,963 and $3,926 relate to variable rental revenue for the three and six months ended June 30, 2024, respectively, and $1,856 and $3,859 relate to variable rental revenue for the three and six months ended June 30, 2023, respectively.

The aggregate annual cash to be received by the Company on the noncancelable operating leases related to its portfolio as of June 30, 2024 is as follows for the subsequent years ended December 31:

2024 (six months remaining)	$54,905
2025	106,662
2026	100,313
2027	89,007
2028	78,861
Thereafter	287,494
Total	$717,242

Information as Lessee

The Company recorded a right of use asset and liability in May 2023 on the commencement date of the lease for its corporate headquarters in Bethesda, Maryland. The Company used a discount rate of approximately 6.5% to record the right of use asset and liability, which represented its incremental borrowing rate at the lease commencement date. Additionally, the Company has seven buildings located on land that is subject to operating ground leases with a weighted average remaining term of approximately 42 years. Rental payments on these leases are adjusted periodically based on either the CPI or on a pre-determined schedule. The monthly payments on a pre-determined schedule are recognized on a straight-line basis over the terms of the respective leases. Changes in the CPI are not estimated as part of our measurement of straight-line rental expense. The Company used a weighted average discount rate of approximately 7.5% to record the right of use assets and liabilities, which was derived, using a portfolio approach, from our assessment of the credit quality of the Company and adjusted to reflect secured borrowing, estimated yield curves and long-term spread adjustments over appropriate tenors. Some of the Company’s ground leases contain extension options and, where we determined it was reasonably certain that an extension would occur, they were included in our calculation of the right of use asset and liability. The Company recognized approximately $55 and $110 of ground lease expense during the three and six months ended June 30, 2024, respectively, of which $31 and $52 was paid in cash. The Company recognized approximately $88 and $153 of ground lease expense during the three and six months ended June 30, 2023, respectively, of which $39 and $81 was paid in cash.

The following table sets forth the undiscounted cash flows of our scheduled obligations for future lease payments on operating ground leases at June 30, 2024, and a reconciliation of those cash flows to the operating lease liability at June 30, 2024:

2024 (six months remaining)	$363
2025	740
2026	757
2027	772
2028	794
Thereafter	9,657
Total	13,083
Discount	(5,376)
Lease liability	$7,707

Tenant Concentration

During the six months ended June 30, 2024, the Company’s rental revenues were derived from 268 tenants leasing 184 buildings. During this period there were no tenants with rental revenue that exceeded 10% of the Company’s rental revenue.

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

Overview

Global Medical REIT Inc. (the “Company,” “us,” “we,” or “our”) is a Maryland corporation and internally managed REIT that acquires healthcare facilities and leases those facilities to physician groups and regional and national healthcare systems. We hold our facilities and conduct our operations through a Delaware limited partnership subsidiary, Global Medical REIT L.P. (the “Operating Partnership”). Our wholly owned subsidiary, Global Medical REIT GP LLC, is the sole general partner of our Operating Partnership and, as of June 30, 2024, we owned 92.36% of the outstanding common operating partnership units (“OP Units”) of our Operating Partnership, with an aggregate of 7.64% of the Operating Partnership owned by holders of long-term incentive plan units (“LTIP Units”) and third-party limited partners who contributed properties or services to the Operating Partnership in exchange for OP Units.

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

Business Overview and Strategy

Our business strategy is to invest in healthcare properties that provide an attractive rate of return relative to our cost of capital and are operated by profitable physician groups, regional or national healthcare systems or combinations thereof. We believe this strategy allows us to attain our goals of providing stockholders with (i) reliable dividends and (ii) stock price appreciation. To implement this strategy, we seek to invest:

●	in off-campus medical outpatient buildings and other de-centralized components of the healthcare delivery system because we believe that healthcare delivery trends in the U.S. are increasingly moving away from centralized hospital locations;
●	in small to mid-sized healthcare facilities located in secondary markets and suburbs of primary markets and that provide services needed for an aging population, such as cardiovascular treatment, rehabilitation, eye surgery, gastroenterology, oncology treatment and orthopedics. We believe these facilities and markets are typically overlooked by larger REITs and other healthcare investors but contain tenant credit profiles that are like those of larger, more expensive facilities in primary markets; and
●	to a lesser extent, in opportunistic acquisitions, including behavioral and mental health facilities that are operated by national or regional operators and are located in markets that demonstrate a need for such services.

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

In June 2024, we released our third Corporate Social Responsibility Report, which detailed our progress and areas of focus in the ESG realm. The contents of our Corporate Social Responsibility Report are not incorporated by reference into this Report or in any other report or document we file with the SEC.

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

Impact of Increased Interest Rates and Inflation

After many years of low inflation, the U.S. inflation rate increased substantially during 2022 and remained elevated during 2023 and into the first quarter of 2024. In response to elevated inflation, the U.S. Federal Reserve (the “Fed”) increased the target range for the Federal Funds Rate from 0.25% – 0.50% in the first quarter of 2022 to 5.25% – 5.50% as of May 2024. Many market participants had anticipated that the high trajectory of interest rates during 2022 and throughout 2023 would lead to an economic recession towards the end of 2023 that would have caused the Fed to begin lowering the Federal Funds Rate. However, certain components of the U.S. economy have outperformed expectations and inflation continues to remain higher than the Fed’s target rate, which has caused the Fed to take a “wait-and-see” approach to monetary policy rather than beginning a process of lowering the Federal Funds Rate. The increase in the Federal Funds Rate, along with other actions taken by the Fed, had a ripple effect on other benchmark interest rates, including one-month term Secured Overnight Financing Rate (“SOFR”), which is the reference rate for our indebtedness under the Credit Facility. During the first half of 2024, SOFR remained elevated and only decreased moderately from 5.40% at the beginning of the year to 5.33% at the end of the second quarter. Such elevated SOFR results in higher interest costs on our floating rate borrowings, which negatively affects our operating profits and contributes to the delay in our ability to grow our investment portfolio.

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

Executive Summary

The following table summarizes the primary changes in our business and operations during the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(in thousands, except per share and unit amounts)
Rental revenue	$34,214	$36,317	$69,283	$72,517
Depreciation and amortization expense	$13,993	$14,805	$28,078	$29,694
Interest expense	$6,992	$8,468	$13,883	$16,739
General and administrative expense	$4,589	$4,462	$9,035	$8,266
(Loss) gain on sale of investment properties	$(3,383)	$12,786	$(3,383)	$13,271

Net (loss) income attributable to common stockholders per share	$(0.05)	$0.18	$(0.04)	$0.19
FFO attributable to common stockholders and noncontrolling interest per share and unit(1)	$0.20	$0.21	$0.41	$0.43
AFFO attributable to common stockholders and noncontrolling interest per share and unit(1)	$0.22	$0.23	$0.46	$0.45
Dividends per share of common stock	$0.21	$0.21	$0.42	$0.42

Weighted average common stock outstanding	65,588	65,544	65,580	65,534
Weighted average OP Units outstanding	2,244	2,143	2,244	1,907
Weighted average LTIP Units outstanding	3,150	2,747	3,020	2,678
Total weighted average shares and units outstanding	70,982	70,434	70,844	70,119
(1)	See “—Non-GAAP Financial Measures,” for a description of our non-GAAP financial measures and a reconciliation of our non-GAAP financial measures.

	As of
	June 30,	December 31,
	2024	2023

	(dollars in thousands)
Investment in real estate, gross	$1,415,288	$1,426,969
Total debt, net	$613,670	$611,232
Weighted average interest rate	3.89%	3.83%
Total equity (including noncontrolling interest)	$578,372	$605,814
Net leasable square feet	4,704,870	4,748,626

Our Properties

As of June 30, 2024, our portfolio consisted of gross investment in real estate of $1.4 billion, with an aggregate of 4.7 million leasable square feet and an aggregate $106.0 million of annualized base rent. We completed no acquisitions during the six months ended June 30, 2024.

Properties Under Contract to Acquire and Completed Acquisitions Subsequent to June 30, 2024

In May 2024, we entered into a purchase agreement to acquire a 15-property portfolio (the “15-property portfolio”) of outpatient medical real estate. In July 2024 we completed the acquisition of five properties in the 15-property portfolio encompassing 94,494 leasable square feet for an aggregate purchase price of $30.8 million with aggregate annualized base rent of $2.5 million. We expect to complete the acquisition of the remaining 10 properties in the 15-property portfolio, with an aggregate purchase price of $49.5 million, during the fourth quarter of 2024. The Company’s obligation to close the acquisition of the remaining 10 properties in the 15-property portfolio is subject to certain customary terms and conditions, including due diligence reviews. Accordingly, there is no assurance that we will close this acquisition on a timely basis, or at all.

Completed Property Disposition

In June 2024, we sold an in-patient rehabilitation facility located in Mishawaka, Indiana, receiving gross proceeds of $8.1 million, resulting in a loss of $3.4 million. The net proceeds from this disposition were used to pay down outstanding borrowings from the Credit Facility.

Completed Property Disposition Subsequent to June 30, 2024

In July 2024, we sold a medical office building located in Panama City, Florida receiving gross proceeds of $11.0 million. This property had a net book value of approximately $8.9 million at the time of sale.

Capital Raising Activity

In January 2024, the Company and the Operating Partnership implemented a $300 million “at-the-market” equity offering program, pursuant to which we may offer and sell (including through forward sales), from time to time, shares of our common stock (the “2024 ATM Program”). No shares were sold under the 2024 ATM Program during the six months ended June 30, 2024.

Debt Activity

During the six months ended June 30, 2024, we borrowed $38.5 million under the Credit Facility and repaid $25.9 million, for a net amount borrowed of $12.6 million. During the six months ended June 30, 2023, we borrowed $24.6 million under the Credit Facility and repaid $94.2 million, for a net amount repaid of $69.6 million. As of June 30, 2024, the net outstanding Credit Facility balance was $599.0 million and as of August 5, 2024, we had unutilized borrowing capacity under the Revolver of $261 million.

Trends Which May Influence Our Results of Operations

We believe the following trends may positively impact our results of operations:

●	An aging population. According to the 2020 U.S. Census, the nation’s 65-and-older population has grown rapidly since 2010, driven by the aging of Baby Boomers born between 1946 and 1964. The 65-and-older population grew by over a third during the past decade, and by 3.2% from 2018 to 2019. We believe this segment of the U.S. population will utilize many of the services provided at our healthcare facilities such as orthopedics, cardiac, gastroenterology and rehabilitation.

●	A continuing shift towards outpatient care. According to the American Hospital Association, patients are demanding more outpatient operations. We believe this shift in patient preference from inpatient to outpatient facilities will benefit our tenants as most of our properties consist of outpatient facilities.

●	Physician practice group and hospital consolidation. We believe the trend towards physician group consolidation will serve to strengthen the credit quality of our tenants if our tenants merge or are consolidated with larger health systems.

We believe the following trends may negatively impact our results of operations:

●	Fed’s “wait-and-see” approach could cause interest rates to remain elevated for longer than previously expected. Although market reaction to the Fed’s commentary after its July 2024 meeting, where it maintained the target range for the Federal Funds Rate at 5.25% to 5.50%, indicated that the Fed may begin cutting interest rates in 2024, there is no guarantee that interest rate cuts will begin in 2024, especially if inflation is not reduced to the Fed’s target level. Although term SOFR, which is the reference rate for our floating rate debt, is expected to decrease during 2024 and 2025, any action or inaction by the Fed in the coming months could affect the timing and amounts of such decreases.

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

Consolidated Results of Operations

The major factors that resulted in differences in our financial results for the three and six months ended June 30, 2024, compared to the same periods in 2023, were lower interest rates due to lower leverage and the impact of our interest rate swaps, lower average borrowings, a loss on a disposition transaction that was completed in June 2024, and the impact resulting from three property disposition transactions that were completed during 2023. Our total investment in real estate, net of accumulated depreciation and amortization, was $1.1 billion as of June 30, 2024 compared to $1.2 billion as of June 30, 2023.

Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023

	Three Months Ended June 30,
	2024	2023	$ Change

	(in thousands)
Revenue
Rental revenue	$34,214	$36,317	$(2,103)
Other income	27	34	(7)
Total revenue	34,241	36,351	(2,110)

Expenses
General and administrative	4,589	4,462	127
Operating expenses	7,236	7,223	13
Depreciation expense	10,127	10,468	(341)
Amortization expense	3,866	4,337	(471)
Interest expense	6,992	8,468	(1,476)
Preacquisition expense	—	2	(2)
Total expenses	32,810	34,960	(2,150)
Income before (loss) gain from sale of investment properties	1,431	1,391	40
(Loss) gain on sale of investment properties	(3,383)	12,786	(16,169)
Net (loss) income	$(1,952)	$14,177	$(16,129)

Revenue

Total Revenue

Total revenue for the three months ended June 30, 2024 was $34.2 million, compared to $36.4 million for the same period in 2023, a decrease of $2.2 million. The decrease primarily resulted from the impact of three property disposition transactions during 2023. Within that decrease, $4.9 million in revenue was recognized from net lease expense recoveries during the three months ended June 30, 2024, compared to $5.0 million for the same period in 2023. Additionally, the current period includes the recognition of reserves for $0.8 million of rent and the write-off of $0.1 million of deferred rent.

Expenses

General and Administrative

General and administrative expenses for the three months ended June 30, 2024 were $4.6 million, compared to $4.5 million for the same period in 2023, an increase of $0.1 million. The increase resulted from an increase in non-cash LTIP compensation expense, which was $1.3 million for the three months ended June 30, 2024, compared to $1.1 million for the same period in 2023, partially offset by a decrease in general corporate expenses.

Operating Expenses

Operating expenses for the three months ended June 30, 2024 and 2023 were $7.2 million. Included in these amounts were $4.9 million of recoverable property operating expenses incurred during the three months ended June 30, 2024, compared to $5.0 million for the same period in 2023. In addition, our operating expenses included $0.9 million of property operating expenses from gross leases for the three months ended June 30, 2024, compared to $1.6 million for the same period in 2023.

Depreciation Expense

Depreciation expense for the three months ended June 30, 2024 was $10.1 million, compared to $10.5 million for the same period in 2023, a decrease of $0.4 million. The decrease primarily resulted from the impact of three property disposition transactions during 2023.

Amortization Expense

Amortization expense for the three months ended June 30, 2024 was $3.9 million, compared to $4.3 million for the same period in 2023, a decrease of $0.4 million. The decrease primarily resulted from the impact of three property disposition transactions during 2023.

Interest Expense

Interest expense for the three months ended June 30, 2024 was $7.0 million, compared to $8.5 million for the same period in 2023, a decrease of $1.5 million. This decrease was due to lower interest rates and lower average borrowings during the three months ended June 30, 2024, compared to the same period in 2023.

The weighted average interest rate of our debt for the three months ended June 30, 2024 was 3.93% compared to 4.39% for the same period in 2023. Additionally, the weighted average interest rate and term of our debt was 3.89% and 2.5 years at June 30, 2024.

Income Before (Loss) Gain on Sale of Investment Properties

Income before (loss) gain on sale of investment properties for the three months ended June 30, 2024 and 2023 was $1.4 million.

(Loss) Gain on Sale of Investment Properties

During the three months ended June 30, 2024, we sold an in-patient rehabilitation facility located in Mishawaka, Indiana receiving gross proceeds of $8.1 million, resulting in a loss of $3.4 million. During the three months ended June 30, 2023, we sold a portfolio of four medical office buildings located in Oklahoma City, Oklahoma receiving gross proceeds of $66.0 million, resulting in a gain of $12.8 million.

Net (Loss) Income

Net loss for the three months ended June 30, 2024 was $2.0 million, compared to net income of $14.2 million for the same period in 2023.

Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023

	Six Months Ended June 30,
	2024	2023	$ Change

	(in thousands)
Revenue
Rental revenue	$69,283	$72,517	$(3,234)
Other income	77	64	13
Total revenue	69,360	72,581	(3,221)

Expenses
General and administrative	9,035	8,266	769
Operating expenses	14,619	14,759	(140)
Depreciation expense	20,240	20,962	(722)
Amortization expense	7,838	8,732	(894)
Interest expense	13,883	16,739	(2,856)
Preacquisition expense	—	44	(44)
Total expenses	65,615	69,502	(3,887)
Income before (loss) gain from sale of investment properties	3,745	3,079	666
(Loss) gain on sale of investment properties	(3,383)	13,271	(16,654)
Net income	$362	$16,350	$(15,988)

Revenue

Total Revenue

Total revenue for the six months ended June 30, 2024 was $69.4 million, compared to $72.6 million for the same period in 2023, a decrease of $3.2 million. The decrease primarily resulted from the impact of three property disposition transactions during 2023. Within that decrease, $9.9 million in revenue was recognized from net lease expense recoveries during the six months ended June 30, 2024, compared to $10.2 million for the same period in 2023. Additionally, the current period includes the recognition of reserves for $0.8 million of rent and the write-off of $0.1 million of deferred rent.

Expenses

General and Administrative

General and administrative expenses for the six months ended June 30, 2024 were $9.0 million, compared to $8.3 million for the same period in 2023, an increase of $0.7 million. The increase resulted from an increase in non-cash LTIP compensation expense, which was $2.6 million for the six months ended June 30, 2024, compared to $1.8 million for the same period in 2023, partially offset by a decrease in general corporate expenses.

Operating Expenses

Operating expenses for the six months ended June 30, 2024 were $14.6 million, compared to $14.8 million for the same period in 2023, a decrease of $0.2 million. The decrease resulted primarily from $9.9 million of recoverable property operating expenses incurred during the six months ended June 30, 2024, compared to $10.2 million for the same period in 2023. In addition, our operating expenses included $2.4 million of property operating expenses from gross leases for the six months ended June 30, 2024, compared to $3.1 million for the same period in 2023.

Depreciation Expense

Depreciation expense for the six months ended June 30, 2024 was $20.2 million, compared to $21.0 million for the same period in 2023, a decrease of $0.8 million. The decrease primarily resulted from the impact of three property disposition transactions during 2023.

Amortization Expense

Amortization expense for the six months ended June 30, 2024 was $7.8 million, compared to $8.7 million for the same period in 2023, a decrease of $0.9 million. The decrease primarily resulted from the impact of three property disposition transactions during 2023.

Interest Expense

Interest expense for the six months ended June 30, 2024 was $13.9 million, compared to $16.7 million for the same period in 2023, a decrease of $2.8 million. This decrease was due to lower interest rates and lower average borrowings during the six months ended June 30, 2024, compared to the same period in 2023.

The weighted average interest rate of our debt for the six months ended June 30, 2024 was 3.92% compared to 4.32% for the same period in 2023. Additionally, the weighted average interest rate and term of our debt was 3.89% and 2.5 years at June 30, 2024.

Income Before (Loss) Gain on Sale of Investment Properties

Income before gain on sale of investment properties for the six months ended June 30, 2024 was $3.7 million, compared to $3.1 million for the same period in 2023, an increase of $0.6 million.

(Loss) Gain on Sale of Investment Properties

During the six months ended June 30, 2024, we sold an in-patient rehabilitation facility located in Mishawaka, Indiana receiving gross proceeds of $8.1 million, resulting in a loss of $3.4 million. During the six months ended June 30, 2023, we sold a portfolio of four medical office buildings located in Oklahoma City, Oklahoma receiving gross proceeds of $66.0 million, resulting in a gain of $12.8 million and we sold a medical office building located in Jacksonville, Florida receiving gross proceeds of $4.4 million, resulting in a gain of $0.5 million.

Net Income

Net income for the six months ended June 30, 2024 was $0.4 million, compared to $16.4 million for the same period in 2023, a decrease of $16.0 million.

Assets and Liabilities

As of June 30, 2024 and December 31, 2023, our principal assets consisted of investments in real estate, net, of $1.1 billion and $1.2 billion, respectively. We completed no acquisitions and completed one property sale during the six months ended June 30, 2024. Our liquid assets consisted primarily of cash and cash equivalents and restricted cash of $7.8 million and $6.7 million, as of June 30, 2024 and December 31, 2023, respectively.

The increase in our cash and cash equivalents and restricted cash balances to $7.8 million as of June 30, 2024, compared to $6.7 million as of December 31, 2023, was primarily due to net borrowings on our Credit Facility and net cash provided by operating activities, partially offset by funds used to pay dividends to our common and preferred stockholders and holders of OP Units and LTIP Units and funds used for capital expenditures on existing real estate investments and leasing commissions.

The increase in our total liabilities to $662.8 million as of June 30, 2024 compared to $661.9 million as of December 31, 2023, was primarily the result of higher net borrowings outstanding on our Credit Facility, partially offset by a lower notes payable balance outstanding.

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

Equity Issuances

In January 2024, the Company and the Operating Partnership implemented the 2024 ATM Program, pursuant to which we may offer and sell (including through forward sales), from time to time, shares of our common stock. No shares were sold under the 2024 ATM Program during the six months ended June 30, 2024 or from July 1, 2024 through August 5, 2024.

Debt Financing

Credit Facility. Our Credit Facility consists of (i) the $350 million Term Loan A, (ii) the $150 million Term Loan B, and (iii) the $400 million Revolver. The Credit Facility also contains a $500 million accordion feature. As of August 5, 2024, we had unutilized borrowing capacity under the Credit Facility of $261 million.

The Credit Facility is an unsecured facility with a term of (i) four years (beginning on August 1, 2022) for the Revolver (subject to two, six-month extension options), (ii) five years for Term Loan A (beginning on its origination date of May 3, 2021), and (iii) five years and six months (beginning on August 1, 2022) for Term Loan B.

We are subject to a number of financial covenants under the Credit Facility, including, among other things, the following as of the end of each fiscal quarter, (i) a maximum consolidated unsecured leverage ratio of less than 60%, (ii) a maximum consolidated secured leverage ratio of less than 30%, (iii) a maximum consolidated secured recourse leverage ratio of less than 10%, (iv) a minimum fixed charge coverage ratio of 1.50:1.00, (v) a minimum unsecured interest coverage ratio of 1.50:1.00, (vi) a maximum consolidated leverage ratio of less than 60%, and (vii) a minimum net worth of $573 million plus 75% of all net proceeds raised through equity offerings subsequent to March 31, 2022. As of June 30, 2024, management believed it complied with all of the financial and non-financial covenants contained in the Credit Facility.

Other Fixed Debt. We have $14.7 million in gross notes payable as of June 30, 2024. This debt is comprised of two instruments.

Hedging Instruments. We have ten interest rate swaps and three forward-starting interest rate swaps that are used to manage our interest rate risk.  A description of these swaps is below:

Term Loan A Swaps

As of June 30, 2024, six of our interest rate swaps related to Term Loan A. The combined notional value of these swaps is $350 million, with $200 million of the swaps maturing in August 2024 and the remaining $150 million maturing in April 2026. In addition, we have three forward starting interest rate swaps with a combined notional value of $200 million, each with a maturity date of April 2026, that will become effective on the August 2024 maturity date of the existing swaps. Currently, the Term Loan A swaps fix the SOFR component of Term Loan A at a rate of 1.50% through August 2024. From August 2024 to April 2026 the SOFR component of Term Loan A will be fixed at 1.36%.

Term Loan B Swaps

As of June 30, 2024, four of our interest rate swaps related to Term Loan B with a combined notional value of $150 million that fix the SOFR component on Term Loan B through January 2028 at 2.54%.

Total Fixed Debt. Our fixed debt totaled $514.7 million on a gross basis at June 30, 2024, with a weighted average interest rate of 3.28% based on our interest rate swaps and at current leverage. The weighted average maturity of our fixed debt was 2.4 years at June 30, 2024. Due to our forward swap structures, the weighted average interest rate on fixed debt outstanding as of June 30, 2024 is expected to improve over the next two years.

Cash Flow Information

Net cash provided by operating activities for the six months ended June 30, 2024 was $33.2 million, compared to $33.6 million for the same period in 2023. During the 2024 period net income was lower, non-cash depreciation and amortization expenses were lower, and tenant receivables and deferred assets were higher, partially offset by a loss on the sale of an investment property, and an increase in non-cash LTIP compensation expense.

Net cash used in investing activities for the six months ended June 30, 2024 was $0.9 million, compared to net cash provided by investing activities of $65.1 million for the same period in 2023. During the 2024 period we received less net proceeds from the sale of investment properties and more funds were used for capital expenditures on existing real estate investments and leasing commissions.

Net cash used in financing activities for the six months ended June 30, 2024 was $31.2 million, compared $103.4 million for the same period in 2023. During the 2024 period, in addition to dividends paid to common and preferred stockholders as well as holders of OP Units and LTIP Units, we had net borrowings on our Credit Facility, partially offset by the repayment of our notes payable.

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

Funds from Operations and Adjusted Funds from Operations

Funds from operations attributable to common stockholders and noncontrolling interest (“FFO”) and adjusted funds from operations attributable to common stockholders and noncontrolling interest (“AFFO”) are non-GAAP financial measures within the meaning of the rules of the SEC. The Company considers FFO and AFFO to be important supplemental measures of its operating performance and believes FFO is frequently used by securities analysts, investors, and other interested parties in the evaluation of REITs, many of which present FFO when reporting their results.

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

A reconciliation of net income to FFO and AFFO for the three and six months ended June 30, 2024 and 2023 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(unaudited, in thousands except per share and unit amounts)
Net (loss) income	$(1,952)	$14,177	$362	$16,350
Less: Preferred stock dividends	(1,455)	(1,455)	(2,911)	(2,911)
Depreciation and amortization expense	13,969	14,774	27,992	29,635
Loss (gain) on sale of investment properties	3,383	(12,786)	3,383	(13,271)
FFO attributable to common stockholders and noncontrolling interest	$13,945	$14,710	$28,826	$29,803
Amortization of above market leases, net	249	287	500	578
Straight line deferred rental revenue	(363)	(879)	(763)	(1,642)
Stock-based compensation expense	1,319	1,147	2,552	1,835
Amortization of debt issuance costs and other	563	601	1,125	1,202
Preacquisition expense	—	2	—	44
AFFO attributable to common stockholders and noncontrolling interest	$15,713	$15,868	$32,240	$31,820

Net (loss) income attributable to common stockholders per share – basic and diluted	$(0.05)	$0.18	$(0.04)	$0.19
FFO attributable to common stockholders and noncontrolling interest per share and unit	$0.20	$0.21	$0.41	$0.43
AFFO attributable to common stockholders and noncontrolling interest per share and unit	$0.22	$0.23	$0.46	$0.45

Weighted Average Shares and Units Outstanding – basic and diluted	70,982	70,434	70,844	70,119

Weighted Average Shares and Units Outstanding:
Weighted Average Common Shares	65,588	65,544	65,580	65,534
Weighted Average OP Units	2,244	2,143	2,244	1,907
Weighted Average LTIP Units	3,150	2,747	3,020	2,678
Weighted Average Shares and Units Outstanding – basic and diluted	70,982	70,434	70,844	70,119

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

A reconciliation of net income to EBITDAre and Adjusted EBITDAre for the three and six months ended June 30, 2024 and 2023 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(unaudited and in thousands)
Net (loss) income	$(1,952)	$14,177	$362	$16,350
Interest expense	6,992	8,468	13,883	16,739
Depreciation and amortization expense	13,993	14,805	28,078	29,694
Loss (gain) on sale of investment properties	3,383	(12,786)	3,383	(13,271)
EBITDAre	$22,416	$24,664	$45,706	$49,512
Stock-based compensation expense	1,319	1,147	2,552	1,835
Amortization of above market leases, net	249	287	500	578
Preacquisition expense	—	2	—	44
Adjusted EBITDAre	$23,984	$26,100	$48,758	$51,969

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

As of June 30, 2024, we had $105.0 million of unhedged borrowings outstanding under the Revolver (before the netting of unamortized debt issuance costs) that bears interest at a variable rate. See “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Liquidity and Capital Resources,” for a detailed discussion of our Credit Facility. At June 30, 2024, SOFR on our outstanding floating-rate borrowings was 5.34%. Assuming no increase in the amount of our variable interest rate debt, if SOFR increased 100 basis points, our cash flow would decrease by approximately $1.1 million annually. Assuming no increase in the amount of our variable rate debt, if SOFR were reduced 100 basis points, our cash flow would increase by approximately $1.1 million annually.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act that are designed to ensure that information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to management, including the principal executive and financial officer as appropriate, to allow timely decisions regarding required disclosures. Our principal executive officer and principal financial officer evaluated the effectiveness of disclosure controls and procedures as of June 30, 2024 pursuant to Rule 13a-15(b) under the Exchange Act. Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this Report, the Company’s disclosure controls and procedures were effective to ensure that information required to be included in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

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

Item 1A. Risk Factors

During the six months ended June 30, 2024, there were no material changes to the risk factors that were disclosed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 28, 2024.

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

10.1†

Global Medical REIT Inc. 2016 Equity Incentive Plan (as amended through May 15, 2024) (incorporated  herein by reference to Appendix A of Global Medical REIT Inc.'s Definitive Proxy Statement on Schedule 14A, as filed with the SEC on April 1, 2024).

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

GLOBAL MEDICAL REIT INC.

Date: August 7, 2024	By:	/s/ Jeffrey M. Busch
Jeffrey M. Busch
Chief Executive Officer (Principal Executive Officer)

Date: August 7, 2024	By:	/s/ Robert J. Kiernan
Robert J. Kiernan
Chief Financial Officer (Principal Financial and Accounting Officer)