Form 10-Q
period 2024-09-30
Global Medical REIT Inc.
filed 2024-11-07
CIK 1533615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

The number of shares of the registrant’s common stock outstanding at November 5, 2024 was 66,803,348

PART I   FINANCIAL INFORMATION

GLOBAL MEDICAL REIT INC.

Condensed Consolidated Balance Sheets

(unaudited and in thousands, except par values)

	As of
	September 30, 2024	December 31, 2023
Assets
Investment in real estate:
Land	$168,110	$164,315
Building	1,041,006	1,035,705
Site improvements	22,946	21,974
Tenant improvements	66,933	66,358
Acquired lease intangible assets	137,886	138,617
	1,436,881	1,426,969
Less: accumulated depreciation and amortization	(283,941)	(247,503)
Investment in real estate, net	1,152,940	1,179,466
Cash and cash equivalents	5,723	1,278
Restricted cash	2,066	5,446
Tenant receivables, net	8,122	6,762
Due from related parties	404	193
Escrow deposits	1,694	673
Deferred assets	27,685	27,132
Derivative asset	14,967	25,125
Goodwill	5,903	5,903
Other assets	23,091	15,722
Total assets	$1,242,595	$1,267,700

Liabilities and Equity
Liabilities:
Credit Facility, net of unamortized debt issuance costs of $5,418 and $7,067 at September 30, 2024 and December 31, 2023, respectively	$614,382	$585,333
Notes payable, net of unamortized debt issuance costs of $31 and $66 at September 30, 2024 and December 31, 2023, respectively	14,493	25,899
Accounts payable and accrued expenses	13,350	12,781
Dividends payable	16,534	16,134
Security deposits	3,222	3,688
Other liabilities	12,370	12,770
Acquired lease intangible liability, net	3,638	5,281
Total liabilities	677,989	661,886
Commitments and Contingencies
Equity:
Preferred stock, $0.001 par value, 10,000 shares authorized; 3,105 issued and outstanding at September 30, 2024 and December 31, 2023, respectively (liquidation preference of $77,625 at September 30, 2024 and December 31, 2023, respectively)	74,959	74,959
Common stock, $0.001 par value, 500,000 shares authorized; 66,803 shares and 65,565 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	67	66
Additional paid-in capital	733,626	722,418
Accumulated deficit	(281,067)	(238,984)
Accumulated other comprehensive income	14,967	25,125
Total Global Medical REIT Inc. stockholders' equity	542,552	583,584
Noncontrolling interest	22,054	22,230
Total equity	564,606	605,814
Total liabilities and equity	$1,242,595	$1,267,700

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL MEDICAL REIT INC.

Condensed Consolidated Statements of Operations

(unaudited and in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Revenue
Rental revenue	$34,175	$35,487	$103,458	$108,003
Other income	89	20	166	85
Total revenue	34,264	35,507	103,624	108,088

Expenses
General and administrative	4,381	4,367	13,416	12,633
Operating expenses	7,437	7,231	22,056	21,989
Depreciation expense	9,993	10,100	30,233	31,062
Amortization expense	3,649	4,095	11,487	12,828
Interest expense	7,236	7,170	21,119	23,909
Preacquisition expense	—	—	—	44
Total expenses	32,696	32,963	98,311	102,465

Income before gain (loss) on sale of investment properties	1,568	2,544	5,313	5,623
Gain (loss) on sale of investment properties	1,823	2,289	(1,560)	15,560

Net income	$3,391	$4,833	$3,753	$21,183
Less: Preferred stock dividends	(1,455)	(1,455)	(4,366)	(4,366)
Less: Net (income) loss attributable to noncontrolling interest	(145)	(240)	50	(1,187)
Net income (loss) attributable to common stockholders	$1,791	$3,138	$(563)	$15,630

Net income (loss) attributable to common stockholders per share – basic and diluted	$0.03	$0.05	$(0.01)	$0.24

Weighted average shares outstanding – basic and diluted	65,737	65,565	65,633	65,545

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL MEDICAL REIT INC.

Condensed Consolidated Statements of Comprehensive (Loss) Income

(unaudited and in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Net income	$3,391	$4,833	$3,753	$21,183
Other comprehensive (loss) income :
(Decrease) increase in fair value of interest rate swap agreements	(12,705)	2,520	(10,158)	3,705
Total other comprehensive (loss) income	(12,705)	2,520	(10,158)	3,705
Comprehensive (loss) income	(9,314)	7,353	(6,405)	24,888
Less: Preferred stock dividends	(1,455)	(1,455)	(4,366)	(4,366)
Less: Comprehensive loss (income) attributable to noncontrolling interest	807	(418)	817	(1,440)
Comprehensive (loss) income attributable to common stockholders	$(9,962)	$5,480	$(9,954)	$19,082

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL MEDICAL REIT INC.

Condensed Consolidated Statements of Equity

(unaudited and in thousands, except per share amounts)

For the Nine Months Ended September 30, 2024:

								Global
							Accumulated	Medical
					Additional		Other	REIT Inc.	Non-
	Common Stock		Preferred Stock		Paid-in	Accumulated	Comprehensive	Stockholders’	controlling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Equity	Interest	Equity
Balances, December 31, 2023	65,565	$66	3,105	$74,959	$722,418	$(238,984)	$25,125	$583,584	$22,230	$605,814
Net income (loss)	—	—	—	—	—	3,803	—	3,803	(50)	3,753
Issuance of shares of common stock, net	1,204	1	—	—	10,895	—	—	10,896	—	10,896
LTIP Units redeemed for common stock	34	—	—	—	313	—	—	313	(313)	—
Change in fair value of interest rate swap agreements	—	—	—	—	—	—	(10,158)	(10,158)	—	(10,158)
Stock-based compensation expense	—	—	—	—	—	—	—	—	3,826	3,826
Dividends to common stockholders ($0.63 per share)	—	—	—	—	—	(41,520)	—	(41,520)	—	(41,520)
Dividends to preferred stockholders ($1.40625 per share)	—	—	—	—	—	(4,366)	—	(4,366)	—	(4,366)
Dividends to noncontrolling interest	—	—	—	—	—	—	—	—	(3,639)	(3,639)
Balances, September 30, 2024	66,803	$67	3,105	$74,959	$733,626	$(281,067)	$14,967	$542,552	$22,054	$564,606

For the Three Months Ended September 30, 2024:

								Global
							Accumulated	Medical
					Additional		Other	REIT Inc.	Non-
	Common Stock		Preferred Stock		Paid-in	Accumulated	Comprehensive	Stockholders’	controlling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Equity	Interest	Equity
Balances, June 30, 2024	65,588	$66	3,105	$74,959	$722,627	$(268,885)	$27,672	$556,439	$21,933	$578,372
Net income	—	—	—	—	—	3,246	—	3,246	145	3,391
Issuance of shares of common stock, net	1,204	1	—	—	10,895	—	—	10,896	—	10,896
LTIP Units redeemed for common stock	11	—	—	—	104	—	—	104	(104)	—
Change in fair value of interest rate swap agreements	—	—	—	—	—	—	(12,705)	(12,705)	—	(12,705)
Stock-based compensation expense	—	—	—	—	—	—	—	—	1,274	1,274
Dividends to common stockholders ($0.21 per share)	—	—	—	—	—	(13,973)	—	(13,973)	—	(13,973)
Dividends to preferred stockholders ($0.46875 per share)	—	—	—	—	—	(1,455)	—	(1,455)	—	(1,455)
Dividends to noncontrolling interest	—	—	—	—	—	—	—	—	(1,194)	(1,194)
Balances, September 30, 2024	66,803	$67	3,105	$74,959	$733,626	$(281,067)	$14,967	$542,552	$22,054	$564,606

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

GLOBAL MEDICAL REIT INC.

Condensed Consolidated Statements of Cash Flows

(unaudited and in thousands)

	Nine Months Ended September 30,
	2024	2023
Operating activities
Net income	$3,753	$21,183
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	30,233	31,062
Amortization of acquired lease intangible assets	11,174	12,718
Amortization of above market leases, net	782	812
Amortization of debt issuance costs and other	1,684	1,795
Stock-based compensation expense	3,826	3,020
Capitalized preacquisition and other costs charged to expense	93	155
Reserve for uncollectible accounts, net	822	—
Loss (gain) on sale of investment properties	1,560	(15,560)
Other	129	285
Changes in operating assets and liabilities:
Tenant receivables	(2,182)	513
Deferred assets	(1,008)	(2,478)
Other assets and liabilities	(1,030)	(787)
Accounts payable and accrued expenses	153	(855)
Security deposits	(466)	(1,548)
Net cash provided by operating activities	49,523	50,315

Investing activities
Purchase of land, buildings, and other tangible and intangible assets and liabilities	(31,279)	(442)
Net proceeds from sale of investment properties	19,230	77,929
Escrow deposits for purchase of properties	(1,252)	—
Advances made to related parties	(211)	(89)
Capital expenditures on existing real estate investments	(9,972)	(5,778)
Leasing commissions	(2,935)	(890)
Net cash (used in) provided by investing activities	(26,419)	70,730

Financing activities
Net proceeds received from common equity offerings	10,896	—
Escrow deposits required by third party lenders	231	(1,038)
Repayment of notes payable	(11,441)	(964)
Proceeds from Credit Facility	82,800	38,100
Repayment of Credit Facility	(55,400)	(115,400)
Payment of debt issuance costs	—	(13)
Dividends paid to common stockholders, and OP Unit and LTIP Unit holders	(44,759)	(44,207)
Dividends paid to preferred stockholders	(4,366)	(4,366)
Net cash used in financing activities	(22,039)	(127,888)
Net increase (decrease) in cash and cash equivalents and restricted cash	1,065	(6,843)
Cash and cash equivalents and restricted cash—beginning of period	6,724	14,455
Cash and cash equivalents and restricted cash—end of period	$7,789	$7,612

Supplemental cash flow information:
Cash payments for interest	$19,525	$23,290

Noncash financing and investing activities:
Accrued dividends payable	$16,534	$16,055
Interest rate swap agreements fair value change recognized in other comprehensive (loss) income	$(10,158)	$3,705
LTIP Units redeemed for common stock	$313	$427
Accrued capital expenditures and leasing commissions included in accounts payable and accrued expenses	$1,956	$713
OP Units issued for a property acquisition	$—	$5,482
Proceeds from sale of an investment property held in escrow	$—	$990
Recognition of lease liability related to right of use asset	$—	$4,634

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL MEDICAL REIT INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

(dollars in thousands, except per share amounts or as otherwise indicated)

Note 1 – Organization

Global Medical REIT Inc. (the “Company”) is a Maryland corporation and internally managed real estate investment trust (“REIT”) that acquires healthcare facilities and leases those facilities to physician groups and regional and national healthcare systems. The Company holds its facilities and conducts its operations through a Delaware limited partnership subsidiary, Global Medical REIT L.P. (the “Operating Partnership”). The Company serves as the sole general partner of the Operating Partnership through a wholly owned subsidiary of the Company, Global Medical REIT GP LLC, a Delaware limited liability company. As of September 30, 2024, the Company was the 92.51% limited partner of the Operating Partnership, with an aggregate of 7.49% of the Operating Partnership owned by holders of long-term incentive plan units (“LTIP Units”) and third-party limited partners who contributed properties or services to the Operating Partnership in exchange for common limited partnership units (“OP Units”).

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

	As of September 30,
	2024	2023
Cash and cash equivalents	$5,723	$1,281
Restricted cash	2,066	6,331
Total cash and cash equivalents and restricted cash	$7,789	$7,612

Tenant Receivables, Net

The tenant receivable balance as of September 30, 2024 and December 31, 2023 was $8,122 and $6,762, respectively. The balance as of September 30, 2024 consisted of $3,473 in funds owed from the Company’s tenants for rent that the Company had earned but had not yet received, $4,043 of tenant reimbursements, $122 for a loan that was made to one of the Company’s tenants, and $484 of miscellaneous receivables. The balance as of December 31, 2023 consisted of $2,062 in funds owed from the Company’s tenants for rent that the Company had earned but had not yet received, $4,372 of tenant reimbursements, $131 for a loan that was made to one of the Company’s tenants, and $197 of miscellaneous receivables.

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

In addition, as of September 30, 2024 and December 31, 2023, the Company had a portfolio level reserve of $350 on those leases that were probable of collection to ensure that the tenant lease receivables were not overstated.

Escrow Deposits

The escrow balance as of September 30, 2024 and December 31, 2023 was $1,694 and $673, respectively. Escrow deposits include funds held in escrow to be used for the acquisition of properties in the future and for the payment of taxes and insurance.

Deferred Assets

The deferred assets balance as of September 30, 2024 and December 31, 2023 was $27,685 and $27,132, respectively. The balance as of September 30, 2024 consisted of $27,567 in deferred rent receivables resulting from the recognition of revenue from leases with fixed annual rental escalations on a straight-line basis and $118 of other deferred costs. The balance as of December 31, 2023 consisted of $26,757 in deferred rent receivables resulting from the recognition of revenue from leases with fixed annual rental escalations on a straight-line basis and $375 of other deferred costs.

Other Assets

The other assets balance as of September 30, 2024 and December 31, 2023 was $23,091 and $15,722, respectively. The balance as of September 30, 2024 consisted of $7,362 in right of use assets, $8,473 in capitalized construction in process costs, $2,434 in prepaid assets, $4,431 in net capitalized leasing commissions, and $391 in net capitalized software costs and miscellaneous assets. The balance as of December 31, 2023 consisted of $7,627 in right of use assets, $3,346 in capitalized construction in process costs, $1,379 in prepaid assets, $2,894 in net capitalized leasing commissions, and $476 in net capitalized software costs and miscellaneous assets. Refer to Note 8 – “Leases” for additional details on right of use assets.

Derivative Instruments - Interest Rate Swaps

As of September 30, 2024 and December 31, 2023, the Company's balance related to interest rate swap derivative instruments that were designated as cash flow hedges of interest rate risk was an asset of $14,967 and $25,125, respectively. In accordance with the Company’s risk management strategy, the purpose of the interest rate swaps is to manage interest rate risk for certain of the Company’s variable-rate debt. The interest rate swaps involve the Company’s receipt of variable-rate amounts from the counterparties in exchange for the Company making fixed-rate payments over the life of the agreements. The Company accounts for derivative instruments in accordance with the provisions of ASC Topic 815, “Derivatives and Hedging.” Refer to Note 4 – “Credit Facility, Notes Payable and Derivative Instruments” for additional details.

Goodwill

As of September 30, 2024 and December 31, 2023, the Company’s goodwill balance was $5,903. Goodwill represents the excess of consideration paid over the fair value of underlying identifiable net assets of businesses acquired. Goodwill has an indefinite life and is not amortized, but is tested for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company’s policy is to perform its annual goodwill impairment evaluation as of the first day of the fourth quarter of its fiscal year. The Company has one reporting unit.

Assets Held for Sale and Sales of Real Estate

The Company classifies a property as held for sale when the following criteria are met: (i) management, having the authority to approve action, commits to a plan to sell the property in its present condition, (ii) the sale of the property is at a price reasonable in relation to its current fair value and (iii) the sale is probable and expected to be completed within one year. At that time, the Company presents the assets and obligations associated with the real estate held for sale separately in its Condensed Consolidated Balance Sheets and ceases recording depreciation and amortization expense related to that asset.  Real estate held for sale is reported at the lower of its carrying amount or its estimated fair value less estimated costs to sell. None of the Company’s properties were classified as held for sale as of September 30, 2024 or December 31, 2023.

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

Other Liabilities

The other liabilities balance as of September 30, 2024 and December 31, 2023 was $12,370 and $12,770, respectively. The balance as of September 30, 2024 consisted of $7,544 for right of use liabilities and $4,826 of prepaid rent. The balance as of December 31, 2023 consisted of $7,680 for right of use liabilities and $5,090 of prepaid rent. Refer to Note 8 – “Leases” for additional details on right of use liabilities.

Note 3 – Property Portfolio

Summary of Properties Acquired and Sold During the Nine Months Ended September 30, 2024

During the nine months ended September 30, 2024, the Company completed five acquisitions. These acquisitions were made pursuant to a May 2024 purchase agreement to acquire a 15-property portfolio. For these acquisitions, substantially all of the fair value was concentrated in a single identifiable asset or group of similar identifiable assets and, therefore, these acquisitions represent an asset acquisition. Accordingly, transaction costs for these acquisitions were capitalized. The Company completed the acquisition of the remaining 10 properties in the 15-property portfolio in October 2024.

During the nine months ended September 30, 2024, the Company completed three dispositions. In June 2024, the Company sold an in-patient rehabilitation facility located in Mishawaka, Indiana receiving gross proceeds of $8.1 million, resulting in a loss of $3.4 million. In July 2024, the Company sold a medical office building located in Panama City, Florida receiving gross proceeds of $11.0 million, resulting in a gain of $1.7 million. In September 2024, the Company sold a medical office building located in Panama City Beach, Florida receiving gross proceeds of $1.1 million, resulting in a gain of $0.1 million.

A rollforward of the gross investment in land, building, improvements, and acquired lease intangible assets as of September 30, 2024 is as follows:

			Site	Tenant	Acquired Lease	Gross Investment in
	Land	Building	Improvements	Improvements	Intangible Assets	Real Estate
Balances as of December 31, 2023	$164,315	$1,035,705	$21,974	$66,358	$138,617	$1,426,969
Facility Acquired – Date Acquired:
Minot – 7/11/24	935	7,324	144	103	676	9,182
Clinton – 7/11/24	938	4,829	188	256	657	6,868
Westland– 7/11/24	921	3,630	157	99	540	5,347
Cerritos – 7/11/24	3,424	1,244	107	106	392	5,273
Spartanburg – 7/11/24	890	2,613	168	390	517	4,578
Capitalized costs(1)	—	3,552	469	2,344	—	6,365
Total Additions:	7,108	23,192	1,233	3,298	2,782	37,613
Disposition of Mishawaka - 6/27/24	(1,924)	(10,084)	(75)	(1,798)	(2,223)	(16,104)
Disposition of Panama City - 7/12/24	(1,117)	(7,201)	(165)	(841)	(1,141)	(10,465)
Disposition of Panama City Beach - 9/19/24	(272)	(606)	(21)	(84)	(149)	(1,132)
Total Dispositions:	(3,313)	(17,891)	(261)	(2,723)	(3,513)	(27,701)
Balances as of September 30, 2024	$168,110	$1,041,006	$22,946	$66,933	$137,886	$1,436,881
(1)	Represents capital projects that were completed and placed in service during the nine months ended September 30, 2024 related to the Company’s existing facilities.

Depreciation expense was $9,993 and $30,233 for the three and nine months ended September 30, 2024, respectively, and $10,100 and $31,062 for the three and nine months ended September 30, 2023, respectively.

As of September 30, 2024, the Company had aggregate capital improvement commitments and obligations to improve, expand, and maintain the Company’s existing facilities of approximately $22,500. Many of these amounts are subject to contingencies that make it difficult to predict when they will be utilized, if at all. In accordance with the terms of the Company’s leases, capital improvement obligations in the next twelve months are expected to total approximately $14,500.

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

Lease Intangible Assets and Liabilities

The following is a summary of the carrying amount of lease intangible assets and liabilities as of the dates presented:

	As of September 30, 2024
		Accumulated
	Cost	Amortization	Net
Assets
In-place leases	$77,121	$(50,465)	$26,656
Above market leases	24,724	(12,529)	12,195
Leasing costs	36,041	(21,098)	14,943
	$137,886	$(84,092)	$53,794
Liability
Below market leases	$13,595	$(9,957)	$3,638

	As of December 31, 2023
		Accumulated
	Cost	Amortization	Net
Assets
In-place leases	$77,037	$(44,249)	$32,788
Above market leases	24,961	(10,318)	14,643
Leasing costs	36,619	(18,556)	18,063
	$138,617	$(73,123)	$65,494
Liability
Below market leases	$13,595	$(8,314)	$5,281

The following is a summary of the acquired lease intangible amortization:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Amortization expense related to in-place leases	$2,431	$2,809	$7,707	$8,850
Amortization expense related to leasing costs	$1,114	$1,230	$3,467	$3,868
Decrease in rental revenue related to above market leases	$793	$818	$2,425	$2,565
Increase in rental revenue related to below market leases	$(511)	$(584)	$(1,643)	$(1,753)

As of September 30, 2024, scheduled future aggregate net amortization of the acquired lease intangible assets and liabilities for each year ended December 31 is listed below:

	Net Decrease	Net Increase
	in Revenue	in Expenses
2024 (three months remaining)	$(357)	$3,136
2025	(1,705)	11,045
2026	(1,800)	9,127
2027	(1,377)	6,302
2028	(1,093)	4,998
Thereafter	(2,225)	6,991
Total	$(8,557)	$41,599

As of September 30, 2024, the weighted average amortization periods for asset lease intangibles and liability lease intangibles were 3.3 years and 2.2 years, respectively.

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

The Operating Partnership is subject to a number of financial covenants under the Credit Facility, including, among other things, the following as of the end of each fiscal quarter, (i) a maximum consolidated unsecured leverage ratio of less than 60%, (ii) a maximum consolidated secured leverage ratio of less than 30%, (iii) a maximum consolidated secured recourse leverage ratio of less than 10%, (iv) a minimum fixed charge coverage ratio of 1.50:1.00, (v) a minimum unsecured interest coverage ratio of 1.50:1.00, (vi) a maximum consolidated leverage ratio of less than 60%, and (vii) a minimum net worth of $573 million plus 75% of all net proceeds raised through equity offerings subsequent to March 31, 2022. As of September 30, 2024, management believed it complied with all of the financial and non-financial covenants contained in the Credit Facility.

The Company has entered into interest rate swaps to hedge its interest rate risk on the Term Loans through their respective maturities. For additional information related to the interest rate swaps, see the “Derivative Instruments - Interest Rate Swaps” section herein.

During the nine months ended September 30, 2024, the Company borrowed $82,800 under the Credit Facility and repaid $55,400, for a net amount borrowed of $27,400. During the nine months ended September 30, 2023, the Company borrowed $38,100 under the Credit Facility and repaid $115,400, for a net amount repaid of $77,300. Interest expense incurred on the Credit Facility was $6,526 and $18,766 for the three and nine months ended September 30, 2024, respectively, and $5,878 and $20,047 for the three and nine months ended September 30, 2023, respectively.

As of September 30, 2024 and December 31, 2023, the Company had the following outstanding borrowings under the Credit Facility:

	September 30, 2024	December 31, 2023
Revolver	$119,800	$92,400
Term Loan A	350,000	350,000
Term Loan B	150,000	150,000
Credit Facility, gross	619,800	592,400
Less: Unamortized debt issuance costs	(5,418)	(7,067)
Credit Facility, net	$614,382	$585,333

Costs incurred related to the Credit Facility, net of accumulated amortization, are netted against the Company’s “Credit Facility, net of unamortized debt issuance costs” balance in the accompanying Condensed Consolidated Balance Sheets. The Company paid $13 related to amendments and modifications to the Credit Facility during the nine months ended September 30, 2023. Amortization expense incurred related to debt issuance costs was $550 and $1,649 for the three and nine months ended September 30, 2024, respectively, and $551 and $1,649 for the three and nine months ended September 30, 2023, respectively, and is included in the “Interest Expense” line item in the accompanying Condensed Consolidated Statements of Operations.

Notes Payable, Net of Debt Issuance Costs

The Company, through certain of its wholly owned subsidiaries, entered into or assumed loans in connection with the acquisitions of the Rosedale, Dumfries, and Toledo facilities. The Dumfries loan matured and was paid in full in June 2024. As of September 30, 2024 and December 31, 2023, the Company had the following outstanding borrowings under these loans:

	September 30, 2024	December 31, 2023
Rosedale loan (1)	$13,261	$13,563
Dumfries loan (2)	—	11,034
Toledo loan (3)	1,263	1,368
Notes payable, gross	14,524	25,965
Unamortized debt issuance costs	(31)	(66)
Notes payable, net	$14,493	$25,899
(1)	The Rosedale loan has an annual interest rate of 3.85% and matures on July 31, 2025.
(2)	The Dumfries loan had an annual interest rate of 4.68% and matured on June 1, 2024.
(3)	The Toledo loan has an annual interest rate of 5.0% and matures on July 30, 2033.

Amortization expense incurred related to debt issuance costs was $9 and $35 for the three and nine months ended September 30, 2024, respectively, and $38 and $115 for the three and nine months ended September 30, 2023, respectively, and is included in the “Interest Expense” line item in the accompanying Condensed Consolidated Statements of Operations.

The Company made principal payments of $11,441 and $964 during the nine months ended September 30, 2024 and 2023, respectively. Interest expense incurred on these loans was $151 and $669 for the three and nine months ended September 30, 2024, respectively, and $703 and $2,098 for the three and nine months ended September 30, 2023, respectively.

As of September 30, 2024, scheduled principal payments due for each year ended December 31 were as follows:

2024 (three months remaining)	$103
2025	13,268
2026	117
2027	124
2028	131
Thereafter	781
Total	$14,524

Derivative Instruments - Interest Rate Swaps

The Company has nine interest rate swaps that are used to manage its interest rate risk by fixing the SOFR component of the Term Loans through their maturities. A description of these swaps is below:

Term Loan A Swaps

As of September 30, 2024, five of the Company’s interest rate swaps related to Term Loan A with a combined notional value of $350 million that fix the SOFR component on Term Loan A through April 2026 at 1.36%.

Term Loan B Swaps

As of September 30, 2024, four of the Company’s interest rate swaps related to Term Loan B with a combined notional value of $150 million that fix the SOFR component on Term Loan B through January 2028 at 2.54%.

The Company records the swaps either as an asset or a liability measured at its fair value at each reporting period. When hedge accounting is applied, the change in the fair value of derivatives designated and that qualify as cash flow hedges is (i) recorded in accumulated other comprehensive income in the equity section of the Company’s Condensed Consolidated Balance Sheets and (ii) subsequently reclassified into earnings as interest expense for the period that the hedged forecasted transactions affect earnings. If specific hedge accounting criteria are not met, changes in the Company’s derivative instruments’ fair value are recognized currently as an adjustment to net income. As of September 30, 2024 and December 31, 2023, all of the Company’s swaps meet the criteria for hedge accounting.

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

The fair value of the Company’s interest rate swaps was an asset of $14,967 and $25,125 as of September 30, 2024 and December 31, 2023, respectively. The balances are included in the “Derivative Asset” line item on the Company’s Condensed Consolidated Balance Sheets as of September 30, 2024 and December 31, 2023, respectively.

The table below details the components of the amounts presented on the accompanying Condensed Consolidated Statements of Comprehensive (Loss) Income recognized on the Company’s interest rate swaps designated as cash flow hedges for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Amount of loss (gain) recognized in other comprehensive (loss) income	$8,197	$(6,801)	$(3,233)	$(14,824)
Amount of gain reclassified from accumulated other comprehensive income into interest expense	4,508	4,281	13,391	11,119
Total change in accumulated other comprehensive income	$12,705	$(2,520)	$10,158	$(3,705)

During the next twelve months, the Company estimates that an additional $10,224 will be reclassified as a decrease to interest expense. Additionally, during the three and nine months ended September 30, 2024, the Company recorded total interest expense in its Condensed Consolidated Statements of Operations of $7,236 and $21,119, respectively.

Weighted-Average Interest Rate and Term

The weighted average interest rate and term of the Company’s debt was 3.79% and 2.2 years at September 30, 2024, compared to 3.83% and 2.9 years as of December 31, 2023.

Note 5 – Equity

Preferred Stock

The Company’s charter authorizes the issuance of 10,000 shares of preferred stock, par value $0.001 per share. As of September 30, 2024 and December 31, 2023, there were 3,105 shares of Series A Cumulative Redeemable Preferred Stock (“Series A Preferred Stock”), issued and outstanding. The Series A Preferred Stock has a liquidation preference of $25 per share.

Preferred stock dividend activity for the nine months ended September 30, 2024 is summarized in the following table:

		Applicable		Quarterly		Dividends
Date Announced	Record Date	Quarter	Payment Date	Dividend		per Share

December 12, 2023	January 15, 2024	Q4 2023	January 31, 2024	$1,455		$0.46875
March 7, 2024	April 15, 2024	Q1 2024	April 30, 2024	$1,455		$0.46875
June 6, 2024	July 15, 2024	Q2 2024	July 31, 2024	$1,455		$0.46875
September 5, 2024	October 15, 2024	Q3 2024	October 31, 2024	$1,455	(1)	$0.46875
(1)	Two months of this amount, equal to $970, was accrued at September 30, 2024.

The holders of the Series A Preferred Stock are entitled to receive dividend payments only when, as and if declared by the Company’s board of directors (the “Board”) (or a duly authorized committee of the Board). Dividends will accrue or be payable in cash from the original issue date, on a cumulative basis, quarterly in arrears on each dividend payment date at a fixed rate per annum equal to 7.50% of the liquidation preference of $25.00 per share (equivalent to $1.875 per share on an annual basis). The Series A Preferred Stock may be partially or fully redeemed by the Company. Dividends on the Series A Preferred Stock are cumulative and accrue whether or not (i) funds are legally available for the payment of those dividends, (ii) the Company has earnings or (iii) those dividends are declared by the Board. The quarterly dividend payment dates on the Series A Preferred Stock are January 31, April 30, July 31 and October 31 of each year. During each of the nine-month periods ended September 30, 2024 and 2023, the Company paid preferred dividends of $4,366.

Common Stock

The Company has 500,000 authorized shares of common stock, $0.001 par value. As of September 30, 2024 and December 31, 2023, there were 66,803 and 65,565 outstanding shares of common stock, respectively.

Common stock dividend activity for the nine months ended September 30, 2024 is summarized in the following table:

		Applicable		Dividend	Dividends
Date Announced	Record Date	Quarter	Payment Date	Amount(1)	per Share

December 12, 2023	December 27, 2023	Q4 2023	January 9, 2024	$14,819	$0.21
March 7, 2024	March 22, 2024	Q1 2024	April 9, 2024	$14,901	$0.21
June 6, 2024	June 21, 2024	Q2 2024	July 9, 2024	$14,912	$0.21
September 5, 2024	September 20, 2024	Q3 2024	October 8, 2024	$15,109	$0.21
(1)	Includes distributions on outstanding LTIP Units and OP Units.

During the nine months ended September 30, 2024 and 2023, the Company paid total dividends on its common stock, LTIP Units and OP Units in the aggregate amount of $44,759 and $44,207, respectively.

As of September 30, 2024 and December 31, 2023, the Company had accrued dividend balances of $455 and $345 for dividends payable on the aggregate annual and long-term LTIP Units that are subject to retroactive receipt of dividends on the amount of LTIP Units ultimately earned. During the nine months ended September 30, 2024, $237 of dividends were accrued and $127 of dividends were paid related to these units. During the nine months ended September 30, 2023, $115 of dividends were accrued and $58 of dividends were paid related to these units.

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

Capital Raising Activity

In January 2024, the Company and the Operating Partnership implemented a $300 million “at-the-market” equity offering program, pursuant to which the Company may offer and sell (including through forward sales), from time to time, shares of its common stock.

During the three and nine months ended September 30, 2024, the Company generated gross proceeds of $11,990 through ATM equity issuances of 1,204 shares of the Company’s common stock at an average offering price of $9.95 per share.

OP Units

During the nine months ended September 30, 2024, the Operating Partnership did not issue or redeem any OP Units. During the year ended December 31, 2023, the Operating Partnership issued 577 OP Units with a value of $5,482 in connection with a facility acquisition and did not redeem any OP Units.

The OP Unit value at issuance and redemption is based on the Company’s closing share price on the date of the respective transaction and is included as a component of noncontrolling interest equity in the Company’s Condensed Consolidated Balance Sheets as of September 30, 2024 and December 31, 2023. As of September 30, 2024 and December 31, 2023, there were 2,244 OP Units issued and outstanding. The Company has sufficient shares of common stock authorized pursuant to its charter to cover the redemption of outstanding OP Units.

Note 6 – Related Party Transactions

Related Party Balances

The amounts due from related parties as of September 30, 2024 and December 31, 2023 were $404 and $193, respectively. These balances primarily consist of taxes paid on behalf of LTIP Unit and OP Unit holders that are reimbursable to the Company. The Company had no amounts due to related parties as of September 30, 2024 and December 31, 2023.

Note 7 – Stock-Based Compensation

2016 Equity Incentive Plan

The 2016 Equity Incentive Plan, as amended (the “Plan”), is intended to assist the Company and its affiliates in recruiting and retaining employees of the Company, members of the Board, executive officers of the Company, and individuals who provide services to the Company and its affiliates.

The Plan is intended to permit the grant of both qualified and non-qualified options and the grant of stock appreciation rights, restricted stock, unrestricted stock, awards of restricted stock units, performance awards and other equity-based awards (including LTIP Units). Based on the grants outstanding as of September 30, 2024, there were 1,903 shares of common stock that remain available to be granted under the Plan. Units subject to awards under the Plan that are forfeited, cancelled, lapsed, or otherwise expired (excluding shares withheld to satisfy exercise prices or tax withholding obligations) are available for grant.

Time-Based Grants

During the nine months ended September 30, 2024, the Company granted the following LTIP Units:

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
			33.33% on June 10, 2026; and
			33.33% on June 10, 2027;

During the nine months ended September 30, 2024, certain participants redeemed an aggregate of 34 vested LTIP Units for the Company’s common stock and forfeited an aggregate of three LTIP Units. A detail of the Company’s outstanding time-based LTIP Units as of September 30, 2024 is as follows:

Vested units	2,558
Unvested units	605
LTIP Units outstanding as of September 30, 2024	3,163

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

During the nine months ended September 30, 2024, certain participants forfeited an aggregate of three Performance Awards. A detail of the Performance Awards under the 2022, 2023 and 2024 programs as of September 30, 2024 is as follows:

2022 Long-Term Awards	96
2023 Long-Term Awards	154
2024 Annual Awards (1)	149
2024 Long-Term Awards (2)	228
Total target Performance Awards as of September 30, 2024	627
(1)	Approved by the Board on February 21, 2024. The number of target LTIP Units was based on the average closing price of the Company’s common stock reported on the New York Stock Exchange over the 15 trading days preceding the award date.
(2)	Approved by the Board on February 21, 2024. The number of target LTIP Units was based on the fair value of the Long-Term Awards as determined by an independent valuation consultant.

Annual Awards. The Annual Awards are subject to the terms and conditions of LTIP Annual Award Agreements (“LTIP Annual Award Agreements”) between the Company and each grantee.

The Compensation Committee of the Board (the “Compensation Committee”) and the Board established performance goals for the year ending December 31, 2024, as set forth in the 2024 LTIP Annual Award Agreements (the “Performance Goals”) that will be used to determine the number of LTIP Units earned by each grantee. Cumulative stock-based compensation expense during the three and nine months ended September 30, 2024 reflects management’s estimate of the probability of the number of these awards that will be earned. As soon as reasonably practicable following the end of the performance period, the Compensation Committee and the Board will determine the extent to which the Company has achieved each of the Performance Goals (expressed as a percentage) and, based on such determination, will calculate the number of LTIP Units that each grantee is entitled to receive. Each grantee may earn up to 150% of the number of his/her target LTIP Units. Any 2024 Annual Award LTIP Units that are not earned will be forfeited and cancelled.

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

The Company incurred stock compensation expense of $1,274 and $3,826 for the three and nine months ended September 30, 2024, respectively, and $1,185 and $3,020 for the three and nine months ended September 30, 2023, respectively, related to the grants awarded under the Plan. Compensation expense is included within “General and Administrative” expense in the Company’s Condensed Consolidated Statements of Operations.

As of September 30, 2024, total unamortized compensation expense related to these awards of approximately $6.9 million is expected to be recognized over a weighted average remaining period of 1.8 years.

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

The Company recognized $34,175 and $103,458 of rental revenue related to operating lease payments for the three and nine months ended September 30, 2024, respectively, and $35,487 and $108,003 of rental revenue related to operating lease payments for the three and nine months ended September 30, 2023, respectively. Of these amounts, $1,891 and $5,817 relate to variable rental revenue for the three and nine months ended September 30, 2024, respectively, and $1,704 and $5,563 relate to variable rental revenue for the three and nine months ended September 30, 2023, respectively.

The aggregate annual cash to be received by the Company on the noncancelable operating leases related to its portfolio as of September 30, 2024 is as follows for the subsequent years ended December 31:

2024 (three months remaining)	$28,421
2025	110,977
2026	103,569
2027	91,633
2028	81,427
Thereafter	293,344
Total	$709,371

Information as Lessee

The Company recorded a right of use asset and liability in May 2023 on the commencement date of the lease for its corporate headquarters in Bethesda, Maryland. The Company used a discount rate of approximately 6.5% to record the right of use asset and liability, which represented its incremental borrowing rate at the lease commencement date. Additionally, the Company has seven buildings located on land that is subject to operating ground leases with a weighted average remaining term of approximately 42 years. Rental payments on these leases are adjusted periodically based on either the CPI or on a pre-determined schedule. The monthly payments on a pre-determined schedule are recognized on a straight-line basis over the terms of the respective leases. Changes in the CPI are not estimated as part of our measurement of straight-line rental expense. The Company used a weighted average discount rate of approximately 7.5% to record the right of use assets and liabilities, which was derived, using a portfolio approach, from our assessment of the credit quality of the Company and adjusted to reflect secured borrowing, estimated yield curves and long-term spread adjustments over appropriate tenors. Some of the Company’s ground leases contain extension options and, where we determined it was reasonably certain that an extension would occur, they were included in our calculation of the right of use asset and liability. The Company recognized approximately $51 and $161 of ground lease expense during the three and nine months ended September 30, 2024, respectively, of which $58 and $110 was paid in cash. The Company recognized approximately $81 and $234 of ground lease expense during the three and nine months ended September 30, 2023, respectively, of which $43 and $124 was paid in cash.

The following table sets forth the undiscounted cash flows of our scheduled obligations for future lease payments on operating ground leases at September 30, 2024, and a reconciliation of those cash flows to the operating lease liability at September 30, 2024:

2024 (three months remaining)	$181
2025	740
2026	757
2027	772
2028	794
Thereafter	9,657
Total	12,901
Discount	(5,357)
Lease liability	$7,544

Tenant Concentration

During the nine months ended September 30, 2024, the Company’s rental revenues were derived from 275 tenants leasing 187 buildings. During this period there were no tenants with rental revenue that exceeded 10% of the Company’s rental revenue.

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

Overview

Global Medical REIT Inc. (the “Company,” “us,” “we,” or “our”) is a Maryland corporation and internally managed REIT that acquires healthcare facilities and leases those facilities to physician groups and regional and national healthcare systems. We hold our facilities and conduct our operations through a Delaware limited partnership subsidiary, Global Medical REIT L.P. (the “Operating Partnership”). Our wholly owned subsidiary, Global Medical REIT GP LLC, is the sole general partner of our Operating Partnership and, as of September 30, 2024, we owned 92.51% of the outstanding common operating partnership units (“OP Units”) of our Operating Partnership, with an aggregate of 7.49% of the Operating Partnership owned by holders of long-term incentive plan units (“LTIP Units”) and third-party limited partners who contributed properties or services to the Operating Partnership in exchange for OP Units.

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

Impact of Increased Interest Rates and Inflation

After many years of low inflation, the U.S. inflation rate increased substantially during 2022 and remained elevated during 2023 and into the first quarter of 2024. In response to elevated inflation, the U.S. Federal Reserve (the “Fed”) increased the target range for the Federal Funds Rate from 0.25% – 0.50% in the first quarter of 2022 to 5.25% – 5.50% as of August 2024. Many market participants had anticipated that the high trajectory of interest rates during 2022 and throughout 2023 would lead to an economic recession towards the end of 2023 that would have caused the Fed to begin lowering the Federal Funds Rate. However, certain components of the U.S. economy outperformed expectations and inflation continued to remain higher than the Fed’s target rate, causing the Fed to take a “wait-and-see” approach to monetary policy rather than beginning a process of lowering the Federal Funds Rate.

In September 2024, with the Fed comfortable that the U.S. inflation rate was trending lower, the Fed lowered the target range for the Federal Funds rate by 0.50% to 4.75% - 5.00%, marking the first rate reduction in four years. Currently, the market is anticipating at least one additional rate cut in 2024 as well as further cuts in 2025. While the initial impact of the Fed’s September rate cut was positive, subsequent market sentiment has been more negative with yields on U.S. Treasuries rising during October.

The increase in the Federal Funds Rate since 2022, along with other actions taken by the Fed, have had a ripple effect on other benchmark interest rates, including one-month term Secured Overnight Financing Rate (“SOFR”), which is the reference rate for our indebtedness under the Credit Facility. During the first half of 2024, SOFR remained elevated and ranged from 5.40% at the beginning of the year to 5.33% at the end of the second quarter. In response to the Fed’s rate cut in September, SOFR decreased to 4.85% as of

September 30, 2024, which is lower than it has been during the year, but still significantly higher than in 2021. Interest costs on our floating rate borrowings are directly impacted by changes in SOFR; accordingly, changes in SOFR can either positively or negatively affect our operating profits. Such changes can also impact the market for our target assets.

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

Executive Summary

The following table summarizes the primary changes in our business and operations during the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(in thousands, except per share and unit amounts)
Rental revenue	$34,175	$35,487	$103,458	$108,003
Depreciation and amortization expense	$13,642	$14,195	$41,720	$43,890
Interest expense	$7,236	$7,170	$21,119	$23,909
General and administrative expense	$4,381	$4,367	$13,416	$12,633
Gain (loss) on sale of investment properties	$1,823	$2,289	$(1,560)	$15,560

Net income (loss) attributable to common stockholders per share	$0.03	$0.05	$(0.01)	$0.24
FFO attributable to common stockholders and noncontrolling interest per share and unit(1)	$0.19	$0.22	$0.60	$0.64
AFFO attributable to common stockholders and noncontrolling interest per share and unit(1)	$0.22	$0.23	$0.67	$0.69
Dividends per share of common stock	$0.21	$0.21	$0.63	$0.63

Weighted average common stock outstanding	65,737	65,565	65,633	65,545
Weighted average OP Units outstanding	2,244	2,244	2,244	2,020
Weighted average LTIP Units outstanding	3,170	2,757	3,055	2,697
Total weighted average shares and units outstanding	71,151	70,566	70,932	70,262
(1)	See “—Non-GAAP Financial Measures,” for a description of our non-GAAP financial measures and a reconciliation of our non-GAAP financial measures.

	As of
	September 30,	December 31,
	2024	2023

	(dollars in thousands)
Investment in real estate, gross	$1,436,881	$1,426,969
Total debt, net	$628,875	$611,232
Weighted average interest rate	3.79%	3.83%
Total equity (including noncontrolling interest)	$564,606	$605,814
Net leasable square feet	4,776,383	4,748,626

Our Properties

As of September 30, 2024, our portfolio consisted of gross investment in real estate of $1.4 billion, with an aggregate of 4.8 million leasable square feet and an aggregate $107.8 million of annualized base rent.

Completed Acquisitions

In May 2024, we entered into a purchase agreement to acquire a 15-property portfolio (the “15-property portfolio”) of outpatient medical real estate. In July 2024 we completed the acquisition of five properties in the 15-property portfolio encompassing 94,494 leasable square feet for an aggregate purchase price of $30.8 million with aggregate annualized base rent of $2.5 million. In October 2024 we completed the acquisition of the remaining 10 properties in the 15-property portfolio encompassing 159,726 leasable square feet for an aggregate purchase price of $49.5 million with aggregate annualized base rent of $3.9 million. In aggregate the 15-property portfolio had a purchase price of $80.3 million with 254,220 leasable square feet and annualized base rent of $6.4 million.

Completed Property Dispositions

During the nine months ended September 30, 2024, we completed three dispositions that generated aggregate gross proceeds of $20.2 million, resulting in an aggregate loss of $1.6 million.

Capital Raising Activity

In January 2024, the Company and the Operating Partnership implemented a $300 million “at-the-market” equity offering program, pursuant to which we may offer and sell (including through forward sales), from time to time, shares of our common stock (the “2024 ATM Program”).

During the three and nine months ended September 30, 2024, we generated gross proceeds of $12.0 million through ATM equity issuances of 1.2 million shares of our common stock at an average offering price of $9.95 per share.

Debt Activity

During the nine months ended September 30, 2024, we borrowed $82.8 million under the Credit Facility and repaid $55.4 million, for a net amount borrowed of $27.4 million. During the nine months ended September 30, 2023, we borrowed $38.1 million under the Credit Facility and repaid $115.4 million, for a net amount repaid of $77.3 million. As of September 30, 2024, the net outstanding Credit Facility balance was $614.4 million and as of November 5, 2024, we had unutilized borrowing capacity under the Revolver of $221 million.

Recent Developments

Acquisitions Under Contract Subsequent to September 30, 2024

In October 2024, the Company entered into a purchase agreement to acquire a 5-property portfolio for an aggregate purchase price of $69.6 million. The Company expects to complete this acquisition in two tranches during the first half of 2025. The Company’s obligation to close the acquisition is subject to certain customary terms and conditions, including due diligence reviews. Accordingly, there is no assurance that the Company will close this acquisition on a timely basis, or at all.

Trends Which May Influence Our Results of Operations

We believe the following trends may positively impact our results of operations:

●	An aging population. According to the 2020 U.S. Census, the nation’s 65-and-older population has grown rapidly since 2010, driven by the aging of Baby Boomers born between 1946 and 1964. The 65-and-older population grew by over a third during the past decade, and by 3.2% from 2018 to 2019. We believe this segment of the U.S. population will utilize many of the services provided at our healthcare facilities such as orthopedics, cardiac, gastroenterology and rehabilitation.

●	A continuing shift towards outpatient care. According to the American Hospital Association, patients are demanding more outpatient operations. We believe this shift in patient preference from inpatient to outpatient facilities will benefit our tenants as most of our properties consist of outpatient facilities.

●	Physician practice group and hospital consolidation. We believe the trend towards physician group consolidation will serve to strengthen the credit quality of our tenants if our tenants merge or are consolidated with larger health systems.

We believe the following trends may negatively impact our results of operations:

●	Interest rates remain at elevated levels. Although the Fed reduced the Federal Funds Rate by 0.50% to 4.75% to 5.00% at its September 2024 meeting, interest rates have remained at elevated levels since the Fed began increasing the Federal Funds Rate in 2022, and there is no guarantee that the Fed will continue lowering the Fed Funds Rate in 2024 or 2025, especially if inflation rises above the Fed’s target level. Although term SOFR, which is the reference rate for our floating rate debt, has decreased since the latest Fed Funds Rate cut, is expected to continue decreasing during 2024 and 2025, any action or inaction by the Fed in the coming months could affect the timing and amounts of such decreases.

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

Consolidated Results of Operations

Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023

	Three Months Ended September 30,
	2024	2023	$ Change

	(in thousands)
Revenue
Rental revenue	$34,175	$35,487	$(1,312)
Other income	89	20	69
Total revenue	34,264	35,507	(1,243)

Expenses
General and administrative	4,381	4,367	14
Operating expenses	7,437	7,231	206
Depreciation expense	9,993	10,100	(107)
Amortization expense	3,649	4,095	(446)
Interest expense	7,236	7,170	66
Preacquisition expense	—	—	—
Total expenses	32,696	32,963	(267)
Income before gain from sale of investment properties	1,568	2,544	(976)
Gain on sale of investment properties	1,823	2,289	(466)
Net income	$3,391	$4,833	$(1,442)

Revenue

Total Revenue

Total revenue for the three months ended September 30, 2024 was $34.3 million, compared to $35.5 million for the same period in 2023, a decrease of $1.2 million. The decrease primarily resulted from changes in our portfolio between the periods, including a reduction in portfolio occupancy in 2024 compared to 2023 as well as the impact of tenants placed on cash basis accounting subsequent to the end of the third quarter of 2023. Within that decrease, $4.8 million in revenue was recognized from net lease expense recoveries during the three months ended September 30, 2024, compared to $5.3 million for the same period in 2023.

Expenses

General and Administrative

General and administrative expenses for the three months ended September 30, 2024 and 2023 were $4.4 million. An increase in non-cash LTIP compensation expense, which was $1.3 million for the three months ended September 30, 2024, compared to $1.2 million for the same period in 2023,was partially offset by a decrease in general corporate expenses.

Operating Expenses

Operating expenses for the three months ended September 30, 2024 were $7.4 million, compared to $7.2 million for the same period in 2023, an increase of $0.2 million. While the increase compared to 2023 is not significant, the increase relative to revenue reflects changes in our portfolio between the periods, including increased costs from properties acquired in 2024, and the impact of tenants placed on cash basis accounting subsequent to the end of the third quarter of 2023, partially offset by a net reduction in costs at other properties. Included in these amounts were $4.8 million of recoverable property operating expenses incurred during the three months ended September 30, 2024, compared to $5.3 million for the same period in 2023. In addition, our operating expenses included $1.6 million of property operating expenses from gross leases for the three months ended September 30, 2024, compared to $1.4 million for the same period in 2023.

Depreciation Expense

Depreciation expense for the three months ended September 30, 2024 was $10.0 million, compared to $10.1 million for the same period in 2023, a decrease of $0.1 million. The decrease primarily resulted from the impact of three property dispositions during 2024, with one disposition completed at the end of the second quarter of 2024 and two dispositions completed during the three months ended September 30, 2024, partially offset by the impact of five properties that were acquired in July 2024.

Amortization Expense

Amortization expense for the three months ended September 30, 2024 was $3.6 million, compared to $4.1 million for the same period in 2023, a decrease of $0.5 million. The decrease primarily resulted from the impact of three property dispositions during 2024, with one disposition completed at the end of the second quarter of 2024 and two dispositions completed during the three months ended September 30, 2024, partially offset by the impact of five properties that were acquired in July 2024.

Interest Expense

Interest expense for the three months ended September 30, 2024 and 2023 was $7.2 million. Slightly lower interest rates were offset by higher average borrowings during the three months ended September 30, 2024, compared to the same period in 2023.

The weighted average interest rate of our debt for the three months ended September 30, 2024 was 3.97% compared to 3.98% for the same period in 2023. Additionally, the weighted average interest rate and term of our debt was 3.79% and 2.2 years at September 30, 2024.

Income Before Gain on Sale of Investment Properties

Income before gain on sale of investment properties for the three months ended September 30, 2024 was $1.6 million, compared to $2.5 million for the same period in 2023, a decrease of $0.9 million.

Gain on Sale of Investment Properties

During the three months ended September 30, 2024, we completed two dispositions resulting in an aggregate gain of $1.8 million. In September 2024, we sold a medical office building located in Panama City Beach, Florida receiving gross proceeds of $1.1 million, resulting in a gain of $0.1 million. In July 2024, we sold a medical office building located in Panama City, Florida receiving gross proceeds of $11.0 million, resulting in a gain of $1.7 million.

During the three months ended September 30, 2023, we sold a medical office building located in North Charleston, South Carolina receiving gross proceeds of $10.1 million, resulting in a gain of $2.3 million.

Net Income

Net income for the three months ended September 30, 2024 was $3.4 million, compared to $4.8 million for the same period in 2023, a decrease of $1.4 million.

Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023

	Nine Months Ended September 30,
	2024	2023	$ Change

	(in thousands)
Revenue
Rental revenue	$103,458	$108,003	$(4,545)
Other income	166	85	81
Total revenue	103,624	108,088	(4,464)

Expenses
General and administrative	13,416	12,633	783
Operating expenses	22,056	21,989	67
Depreciation expense	30,233	31,062	(829)
Amortization expense	11,487	12,828	(1,341)
Interest expense	21,119	23,909	(2,790)
Preacquisition expense	—	44	(44)
Total expenses	98,311	102,465	(4,154)
Income before (loss) gain from sale of investment properties	5,313	5,623	(310)
(Loss) gain on sale of investment properties	(1,560)	15,560	(17,120)
Net income	$3,753	$21,183	$(17,430)

Revenue

Total Revenue

Total revenue for the nine months ended September 30, 2024 was $103.6 million, compared to $108.1 million for the same period in 2023, a decrease of $4.5 million. The decrease primarily resulted from a full nine months impact of three property dispositions that were completed during the nine months ended September 30, 2023 and the impact from three property dispositions that were completed during the nine months ended September 30, 2024, partially offset by the impact of five properties that were acquired in July 2024. Within that decrease, $14.7 million in revenue was recognized from net lease expense recoveries during the nine months ended September 30, 2024, compared to $15.5 million for the same period in 2023. Additionally, the current period includes the recognition of reserves for $0.8 million of rent and the write-off of $0.1 million of deferred rent.

Expenses

General and Administrative

General and administrative expenses for the nine months ended September 30, 2024 were $13.4 million, compared to $12.6 million for the same period in 2023, an increase of $0.8 million. The increase resulted from an increase in non-cash LTIP compensation expense, which was $3.8 million for the nine months ended September 30, 2024, compared to $3.0 million for the same period in 2023.

Operating Expenses

Operating expenses for the nine months ended September 30, 2024 were $22.1 million, compared to $22.0 million for the same period in 2023, an increase of $0.1 million. While the increase compared to 2023 is not significant, the increase relative to revenue reflects the impact of tenants placed on cash basis accounting subsequent to the end of the third quarter of 2023, partially offset by a net reduction in costs at other properties. Included in these amounts were $14.7 million of recoverable property operating expenses incurred during the nine months ended September 30, 2024, compared to $15.5 million for the same period in 2023. In addition, our operating expenses included $4.0 million of property operating expenses from gross leases for the nine months ended September 30, 2024, compared to $4.5 million for the same period in 2023.

Depreciation Expense

Depreciation expense for the nine months ended September 30, 2024 was $30.2 million, compared to $31.1 million for the same period in 2023, a decrease of $0.9 million. The decrease primarily resulted from a full nine months impact during the nine months ended September 30, 2024 from three property dispositions that were completed during the nine months ended September 30, 2023 and the impact from three property dispositions that were completed during the nine months ended September 30, 2024, partially offset by the impact of five properties that were acquired in July 2024.

Amortization Expense

Amortization expense for the nine months ended September 30, 2024 was $11.5 million, compared to $12.8 million for the same period in 2023, a decrease of $1.3 million. The decrease primarily resulted from a full nine months impact during the nine months ended September 30, 2024 from three property dispositions that were completed during the nine months ended September 30, 2023 and the impact from three property dispositions that were completed during the nine months ended September 30, 2024, partially offset by the impact of five properties that were acquired in July 2024.

Interest Expense

Interest expense for the nine months ended September 30, 2024 was $21.1 million, compared to $23.9 million for the same period in 2023, a decrease of $2.8 million. This decrease was due to lower interest rates and lower average borrowings during the nine months ended September 30, 2024, compared to the same period in 2023.

The weighted average interest rate of our debt for the nine months ended September 30, 2024 was 3.93% compared to 4.22% for the same period in 2023. Additionally, the weighted average interest rate and term of our debt was 3.79% and 2.2 years at September 30, 2024.

Income Before (Loss) Gain on Sale of Investment Properties

Income before (loss) gain on sale of investment properties for the nine months ended September 30, 2024 was $5.3 million, compared to $5.6 million for the same period in 2023, a decrease of $0.3 million.

(Loss) Gain on Sale of Investment Properties

During the nine months ended September 30, 2024, we completed three dispositions resulting in an aggregate loss of $1.6 million. In September 2024, we sold a medical office building located in Panama City Beach, Florida receiving gross proceeds of $1.1 million, resulting in a gain of $0.1 million. In July 2024, we sold a medical office building located in Panama City, Florida receiving gross proceeds of $11.0 million, resulting in a gain of $1.7 million. In June 2024, we sold an in-patient rehabilitation facility located in Mishawaka, Indiana receiving gross proceeds of $8.1 million, resulting in a loss of $3.4 million.

During the nine months ended September 30, 2023, we completed three dispositions resulting in an aggregate gain of $15.6 million. In August 2023, we sold a medical office building located in North Charleston, South Carolina receiving gross proceeds of $10.1 million, resulting in a gain of $2.3 million. In June 2023, we sold a portfolio of four medical office buildings located in Oklahoma City, Oklahoma receiving gross proceeds of $66.0 million, resulting in a gain of $12.8 million. In March 2023, we sold a medical office building located in Jacksonville, Florida receiving gross proceeds of $4.4 million, resulting in a gain of $0.5 million.

Net Income

Net income for the nine months ended September 30, 2024 was $3.8 million, compared to $21.2 million for the same period in 2023, a decrease of $17.4 million.

Assets and Liabilities

As of September 30, 2024 and December 31, 2023, our principal assets consisted of investments in real estate, net, of $1.2 billion. We completed five acquisitions and completed three property sales during the nine months ended September 30, 2024. Our liquid assets consisted primarily of cash and cash equivalents and restricted cash of $7.8 million and $6.7 million, as of September 30, 2024 and December 31, 2023, respectively.

The increase in our cash and cash equivalents and restricted cash balances to $7.8 million as of September 30, 2024, compared to $6.7 million as of December 31, 2023, was primarily due to net borrowings on our Credit Facility, net proceeds received from the sale of investment properties, net proceeds received from ATM equity issuances, and net cash provided by operating activities, partially offset by funds used to pay dividends to our common and preferred stockholders and holders of OP Units and LTIP Units, funds used to acquire investment properties, the repayment of notes payable, and funds used for capital expenditures on existing real estate investments and leasing commissions.

The increase in our total liabilities to $678.0 million as of September 30, 2024 compared to $661.9 million as of December 31, 2023, was primarily the result of higher net borrowings outstanding on our Credit Facility, partially offset by a lower notes payable balance outstanding.

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

During the three and nine months ended September 30, 2024, we generated gross proceeds of $12.0 million through ATM equity issuances of 1.2 million shares of our common stock at an average offering price of $9.95 per share.

Debt Financing

Credit Facility. Our Credit Facility consists of (i) the $350 million Term Loan A, (ii) the $150 million Term Loan B, and (iii) the $400 million Revolver. The Credit Facility also contains a $500 million accordion feature. As of November 5, 2024, we had unutilized borrowing capacity under the Credit Facility of $221 million.

The Credit Facility is an unsecured facility with a term of (i) four years (beginning on August 1, 2022) for the Revolver (subject to two, six-month extension options), (ii) five years for Term Loan A (beginning on its origination date of May 3, 2021), and (iii) five years and six months (beginning on August 1, 2022) for Term Loan B.

We are subject to a number of financial covenants under the Credit Facility, including, among other things, the following as of the end of each fiscal quarter, (i) a maximum consolidated unsecured leverage ratio of less than 60%, (ii) a maximum consolidated secured leverage ratio of less than 30%, (iii) a maximum consolidated secured recourse leverage ratio of less than 10%, (iv) a minimum fixed charge coverage ratio of 1.50:1.00, (v) a minimum unsecured interest coverage ratio of 1.50:1.00, (vi) a maximum consolidated leverage ratio of less than 60%, and (vii) a minimum net worth of $573 million plus 75% of all net proceeds raised through equity offerings subsequent to March 31, 2022. As of September 30, 2024, management believed it complied with all of the financial and non-financial covenants contained in the Credit Facility.

Other Fixed Debt. We have $14.5 million in gross notes payable as of September 30, 2024. This debt is comprised of two instruments.

Hedging Instruments. We have nine interest rate swaps that are used to manage our interest rate risk. A description of these swaps is below:

Term Loan A Swaps

As of September 30, 2024, five of our interest rate swaps related to Term Loan A with a combined notional value of $350 million that fix the SOFR component on Term Loan A through April 2026 at 1.36%.

Term Loan B Swaps

As of September 30, 2024, four of our interest rate swaps related to Term Loan B with a combined notional value of $150 million that fix the SOFR component on Term Loan B through January 2028 at 2.54%.

Total Fixed Debt. Our fixed debt totaled $514.5 million on a gross basis at September 30, 2024, with a weighted average interest rate of 3.18% based on our interest rate swaps and at current leverage. The weighted average maturity of our fixed debt was 2.1 years at September 30, 2024.

Cash Flow Information

Net cash provided by operating activities for the nine months ended September 30, 2024 was $49.5 million, compared to $50.3 million for the same period in 2023. During the 2024 period net income was lower, non-cash depreciation and amortization expenses were lower, and tenant receivables and deferred assets were higher, partially offset by an aggregate loss on the sale of investment properties, and an increase in non-cash LTIP compensation expense.

Net cash used in investing activities for the nine months ended September 30, 2024 was $26.4 million, compared to net cash provided by investing activities of $70.7 million for the same period in 2023. During the 2024 period we received less net proceeds from the sale of investment properties, we used funds to acquire investment properties, and more funds were used for capital expenditures on existing real estate investments and leasing commissions.

Net cash used in financing activities for the nine months ended September 30, 2024 was $22.0 million, compared to $127.9 million for the same period in 2023. During the 2024 period, dividends paid to common and preferred stockholders as well as holders of OP Units and LTIP Units and the repayment of our notes payable were partially offset by net borrowings on our Credit Facility and net proceeds received from ATM equity issuances.

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

A reconciliation of net income to FFO and AFFO for the three and nine months ended September 30, 2024 and 2023 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(unaudited, in thousands except per share and unit amounts)
Net income	$3,391	$4,833	$3,753	$21,183
Less: Preferred stock dividends	(1,455)	(1,455)	(4,366)	(4,366)
Depreciation and amortization expense	13,618	14,161	41,611	43,796
(Gain) loss on sale of investment properties	(1,823)	(2,289)	1,560	(15,560)
FFO attributable to common stockholders and noncontrolling interest	$13,731	$15,250	$42,558	$45,053
Amortization of above market leases, net	282	234	782	812
Straight line deferred rental revenue	(501)	(721)	(1,264)	(2,363)
Stock-based compensation expense	1,274	1,185	3,826	3,020
Amortization of debt issuance costs and other	559	593	1,684	1,795
Preacquisition expense	—	—	—	44
AFFO attributable to common stockholders and noncontrolling interest	$15,345	$16,541	$47,586	$48,361

Net income (loss) attributable to common stockholders per share – basic and diluted	$0.03	$0.05	$(0.01)	$0.24
FFO attributable to common stockholders and noncontrolling interest per share and unit	$0.19	$0.22	$0.60	$0.64
AFFO attributable to common stockholders and noncontrolling interest per share and unit	$0.22	$0.23	$0.67	$0.69

Weighted Average Shares and Units Outstanding – basic and diluted	71,151	70,566	70,932	70,262

Weighted Average Shares and Units Outstanding:
Weighted Average Common Shares	65,737	65,565	65,633	65,545
Weighted Average OP Units	2,244	2,244	2,244	2,020
Weighted Average LTIP Units	3,170	2,757	3,055	2,697
Weighted Average Shares and Units Outstanding – basic and diluted	71,151	70,566	70,932	70,262

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

A reconciliation of net income to EBITDAre and Adjusted EBITDAre for the three and nine months ended September 30, 2024 and 2023 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(unaudited and in thousands)
Net income	$3,391	$4,833	$3,753	$21,183
Interest expense	7,236	7,170	21,119	23,909
Depreciation and amortization expense	13,642	14,195	41,720	43,890
(Gain) loss on sale of investment properties	(1,823)	(2,289)	1,560	(15,560)
EBITDAre	$22,446	$23,909	$68,152	$73,422
Stock-based compensation expense	1,274	1,185	3,826	3,020
Amortization of above market leases, net	282	234	782	812
Preacquisition expense	—	—	—	44
Adjusted EBITDAre	$24,002	$25,328	$72,760	$77,298

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

As of September 30, 2024, we had $119.8 million of unhedged borrowings outstanding under the Revolver (before the netting of unamortized debt issuance costs) that bears interest at a variable rate. See “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Liquidity and Capital Resources,” for a detailed discussion of our Credit Facility. At September 30, 2024, SOFR on our outstanding floating-rate borrowings was 4.85%. Assuming no increase in the amount of our variable interest rate debt, if SOFR increased 100 basis points, our cash flow would decrease by approximately $1.2 million annually. Assuming no increase in the amount of our variable rate debt, if SOFR were reduced 100 basis points, our cash flow would increase by approximately $1.2 million annually.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act that are designed to ensure that information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to management, including the principal executive and financial officer as appropriate, to allow timely decisions regarding required disclosures. Our principal executive officer and principal financial officer evaluated the effectiveness of disclosure controls and procedures as of September 30, 2024 pursuant to Rule 13a-15(b) under the Exchange Act. Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this Report, the Company’s disclosure controls and procedures were effective to ensure that information required to be included in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

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

Item 1A. Risk Factors

During the nine months ended September 30, 2024, there were no material changes to the risk factors that were disclosed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 28, 2024.

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

GLOBAL MEDICAL REIT INC.

Date: November 7, 2024	By:	/s/ Jeffrey M. Busch
Jeffrey M. Busch
Chief Executive Officer (Principal Executive Officer)

Date: November 7, 2024	By:	/s/ Robert J. Kiernan
Robert J. Kiernan
Chief Financial Officer (Principal Financial and Accounting Officer)