Form 10-K
period 2024-12-31
Global Medical REIT Inc.
filed 2025-02-28
CIK 1533615

F

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $561 million as of June 30, 2024.

As of February 26, 2025, there were 66,871,228 shares of the registrant’s common stock, par value of $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement filed in connection with the registrant’s 2025 Annual Meeting of Stockholders are incorporated by reference into Part III of the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024. The Registrant expects to file its definitive Proxy Statement with the United States Securities and Exchange Commission within 120 days after December 31, 2024.

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

Forward-looking statements involve numerous risks and uncertainties, and you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data or methods which may be incorrect or imprecise and we may not be able to realize them. We do not guarantee that the transactions and events described will happen as described (or that they will happen at all). The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

●	difficulties in identifying healthcare facilities to acquire (due to increased cost of capital, competition or otherwise) and completing such acquisitions;
●	defaults on or non-renewal of leases by tenants;
●	our ability to collect rents;
●	increases in interest rates and increased operating costs;
●	macroeconomic and geopolitical factors, including, but not limited to, inflationary pressures, elevated interest rates, distress in the banking sector, global supply chain disruptions and ongoing geopolitical conflicts and war;
●	changes in current healthcare and healthcare real estate trends and costs, including wage inflation;
●	an epidemic or pandemic (such as the COVID-19 epidemic), and the measures that international, federal, state and local governments, agencies, law enforcement and/or health authorities implement to address it;
●	our ability to satisfy the covenants in our existing and any future debt agreements;
●	decreased rental rates or increased vacancy rates, including expected rent levels on acquired properties;
●	adverse economic or real estate conditions or developments, either nationally or in the markets in which our facilities are located;
●	our failure to generate sufficient cash flows to service our outstanding obligations;
●	our ability to satisfy our short and long-term liquidity requirements;
●	our ability to deploy the debt and equity capital we raise;
●	our ability to hedge our interest rate risk;
●	our ability to raise additional equity and debt capital on attractive terms or at all;
●	our ability to make distributions on shares of our common and preferred stock or to redeem our preferred stock;
●	expectations regarding the timing and/or completion of any acquisition;

●	expectations regarding the timing and/or completion of dispositions, and the expected use of proceeds therefrom;
●	our use of joint ventures may limit our returns on and our flexibility with jointly-owned investments;
●	general volatility of the market price of our common and preferred stock;
●	changes in our business or our investment or financing strategy;
●	our dependence upon key personnel, whose continued service is not guaranteed;
●	our ability to identify, hire and retain highly qualified personnel in the future;
●	the degree and nature of our competition;
●	changes in healthcare laws, governmental regulations, tax laws and similar matters;
●	changes in expected trends in Medicare, Medicaid and commercial insurance reimbursement trends;
●	competition for investment opportunities;
●	our failure to successfully integrate acquired healthcare facilities;
●	our expected capital and tenant improvement expenditures;
●	changes in accounting policies generally accepted in the United States of America (“GAAP”);
●	lack of, or insufficient amounts of, insurance;
●	other factors affecting the real estate industry generally;
●	changes in the tax treatment of our distributions;
●	our failure to maintain our qualification as a real estate investment trust (“REIT”) for U.S. federal income tax purposes;
●	our ability to qualify for the safe harbor from the 100% prohibited transactions tax under the REIT rules with respect to our property dispositions; and
●	limitations imposed on our business due to, and our ability to satisfy, complex rules relating to REIT qualification for U.S. federal income tax purposes.

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

We elected to be taxed as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2016. We hold our facilities and conduct our operations through a Delaware limited partnership subsidiary, Global Medical REIT L.P. (the “Operating Partnership”). Our wholly owned subsidiary, Global Medical REIT GP LLC, is the sole general partner of our Operating Partnership and, as of December 31, 2024, we owned 92.6% of the outstanding common operating partnership units (“OP Units”) of our Operating Partnership, with an aggregate of 7.4% of the Operating Partnership owned by holders of long-term incentive plan units (“LTIP Units”) and third-party limited partners who contributed properties or services to the Operating Partnership in exchange for OP Units.

Business Overview and Strategy

Our business strategy is to invest in healthcare properties that provide an attractive rate of return relative to our cost of capital and are operated by profitable physician groups, regional or national healthcare systems or combinations thereof. We believe this strategy allows us to attain our goals of providing stockholders with (i) attractive dividends and (ii) stock price appreciation. To implement this strategy, we seek to invest:

●	in medical office buildings and other decentralized components of the healthcare delivery system because we believe that healthcare delivery trends in the U.S. are increasingly moving away from centralized hospital locations;
●	in small to mid-sized healthcare facilities located in secondary markets and suburbs of primary markets and that provide services needed for an aging population, such as cardiovascular treatment, rehabilitation, eye surgery, gastroenterology, oncology treatment and orthopedics. We believe these facilities and markets are typically overlooked by larger REITs and other healthcare investors but contain tenant credit profiles that are like those of larger, more expensive facilities in primary markets; and
●	to a lesser extent, in opportunistic acquisitions, including behavioral and mental health facilities that are operated by national or regional operators and are located in markets that demonstrate a need for such services.

Most of our healthcare facilities are leased to single-tenants under triple-net leases. Our portfolio also contains some multi-tenant properties with gross lease or modified gross lease structures. In addition, we have an interest in an unconsolidated joint venture that owns two healthcare facilities.

Impact of Elevated Interest Rates and Inflation

During 2024 the U.S. Federal Reserve (the “Fed”) began lowering the Federal Funds Rate after many quarters of increasing the target range for the rate to combat inflation. Beginning in September 2024 through December 2024, the Federal Funds Rate dropped from a range of 5.25% – 5.50% to 4.25% - 4.50%. However, U.S. Treasury yields and Secured Overnight Financing Rate (“SOFR”) swap rates have not responded in kind with 10-Year U.S. Treasury yields increasing from 3.79% at September 30, 2024 to 4.57% at December 31, 2024 and the five-year forward SOFR swap rates increasing from 3.21% to 3.97%, during the same period. The difference between the changes in the Federal Funds Rate and U.S. Treasury yields and forward SOFR swap rates reflect market expectations of increased inflationary pressures in the coming months and years. Consequently, the Fed may maintain  an elevated Federal Funds Rate, or determine to raise the Federal Funds Rate again, in 2025 and beyond if inflation begins to rise.

Currently, interest rate swaps with respect to our $350 million term loan (“Term Loan A”) on our Second Amended and Restated Credit Facility (the “Credit Facility”) are set to expire on the maturity of Term Loan A in April 2026. If we refinance our Term Loan A and enter into new interest rate swaps, any related interest rate swap would likely be based on the five-year SOFR swap rate at the time of refinancing, which is likely to be much higher than our current SOFR swap rate on our Term Loan A. Additionally, although one-month SOFR, which is the base rate of the unhedged revolver component of our Credit Facility (our “Revolver”), has decreased during 2024 in line with the decrease in the Federal Funds Rate, one-month SOFR remains elevated compared to 2021 and there is no assurance that one-month SOFR will continue to decrease in 2025 and beyond.

In summary, interest expense on our Revolver, which is based on the short-term interest rate of one-month SOFR, has decreased in recent months along with the decrease in the Federal Funds Rate. With respect to our Term Loan A and its related interest rate swaps, if we refinance that loan and wish to hedge our prospective interest rate risk by entering into new interest rate swaps, the swap rates at the time of refinancing will be significantly higher than our current interest rate swaps due to (i) the general increase in SOFR since 2021 and (ii) the significant widening between short-term and long-term rates based on renewed inflationary pressures.

Continuing Impact of Healthcare Wage Inflation

The COVID-19 epidemic affected the healthcare industry in many ways. Many stories exist about U.S. healthcare workers, especially nurses, experiencing burnout due to the length and severity of the epidemic, and this has caused many nurses and other medical professionals to switch jobs within the medical profession or quit their professions altogether. This phenomenon has led to material increases in labor costs for healthcare systems, especially hospital systems, as some employers have had to rely on higher cost contract nursing labor to sustain their businesses. Although reliance on contract nursing and overall healthcare wage inflation moderated during 2024, the overall increase in healthcare labor costs remains. Whether enhanced technology and cost-saving measures and increased reimbursements from payors will help offset these costs remains to be seen.

Our Properties

As of December 31, 2024, we had gross investments of approximately $1.5 billion in real estate properties, consisting of 190 buildings with an aggregate of (i) approximately 4.8 million leasable square feet and (ii) approximately $110 million of annualized base rent. The tables below summarize information about our portfolio as of December 31, 2024. Also see “Schedule III – Consolidated Real Estate and Accumulated Depreciation,” for additional information about our properties. In addition, as of December 31, 2024 we had an investment in an unconsolidated joint venture of approximately $2.1 million. The information in the tables below does not include data based on properties held in our unconsolidated joint venture.

Summary of Investments by Type

The following table contains information about our portfolio by type of property as of December 31, 2024:

	Leasable Square	% of	Annualized Base Rent (ABR)
Type	Feet (LSF)	LSF	(in thousands)(1)	% of ABR
Medical Office Building (MOB) (2)	3,648,612	76.7%	$78,694	71.5%
Inpatient Rehab. Facility (IRF)	501,087	10.5%	19,136	17.4%
Healthcare Administrative Office	137,891	2.9%	2,800	2.5%
Other (3)	468,518	9.9%	9,372	8.6%
Total	4,756,108	100.0%	$110,002	100.0%
(1)	Monthly base rent for December 2024, multiplied by 12 (or base rent net of annualized expenses for properties with gross leases).
(2)	Our MOB category includes buildings with special uses such as surgery centers, imaging, labs, urgent care, dialysis, and plasma centers, among others.
(3)	Other ABR includes acute-care hospital ($2,608), long-term acute care hospital ($2,608), surgical hospital ($1,519), behavioral hospital ($1,393), free-standing emergency department ($1,022) and retail space ($222).

Geographic Concentration

The following table contains information regarding the geographic concentration of our portfolio as of December 31, 2024. Adverse economic or other conditions (including significant weather events) in the states that contain a high concentration of our facilities could adversely affect us. See “Risk Factors— We have significant geographic concentration in a small number of states, including Texas, Florida, Ohio, Pennsylvania, Illinois, Arizona, and Michigan. Economic and other conditions that negatively affect those states and our tenants in those states could have a greater effect on our revenues than if our properties were more geographically diverse.”

	Leasable Square		Annualized Base Rent (ABR)
State	Feet (LSF)	% of LSF	(in thousands)(1)	% of ABR
Texas	709,092	14.9%	$17,815	16.2%
Florida	588,567	12.4%	13,060	11.9%
Ohio	419,221	8.8%	9,636	8.8%
Pennsylvania	286,339	6.0%	7,307	6.6%
Illinois	308,813	6.5%	6,964	6.3%
Arizona	183,835	3.9%	6,682	6.1%
Michigan	306,190	6.4%	5,785	5.3%
Other (2)	1,954,051	41.1%	42,753	38.8%
Total	4,756,108	100.0%	$110,002	100.0%
(1)	Monthly base rent for December 2024, multiplied by 12 (or base rent net of annualized expenses for properties with gross leases).
(2)	Our remaining properties are located in 30 other states, with no state accounting for more than 5% of our ABR.

Significant Tenants

The following tenants each account for at least 5% of our annualized base rent as of December 31, 2024. Adverse changes to any of their financial conditions or our failure to renew our leases with these tenants could adversely affect us. See “Risk Factors— The inability of any of our significant tenants to pay rent to us could have a disproportionate negative affect on our revenues” and “Risk Factors—Most of our healthcare facilities are occupied by a single tenant, and we may have difficulty finding suitable replacement tenants in the event of a tenant default or non-renewal of our leases, especially for our healthcare facilities located in smaller markets.”

	Leasable Square		Annualized Base Rent (ABR)
Tenant	Feet (LSF)	% of LSF	(in thousands)(1)	% of ABR
LifePoint Health	157,151	3.3%	$7,931	7.2%
Encompass Health Corporation	254,006	5.3%	7,318	6.7%
Memorial Health System	155,600	3.3%	5,938	5.4%
Total	566,757	11.9%	$21,187	19.3%
(1)	Monthly base rent for December 2024, multiplied by 12 (or base rent net of annualized expenses for properties with gross leases).

Lease Expirations

The following table contains information regarding the lease expiration dates of the leases in our portfolio as of December 31, 2024.

				Annualized Base Rent (ABR)
Year	Number of Leases	Leased Square Feet		(in thousands)(1)	% of ABR
2025	63	507,602		$9,860	9.0%
2026	72	497,259		10,559	9.6%
2027	50	470,171		12,204	11.1%
2028	36	261,753		7,283	6.6%
2029	60	769,921		19,077	17.3%
2030	39	492,601		12,208	11.1%
2031	22	377,993		7,830	7.1%
2032	6	64,510		2,056	1.9%
2033	18	179,954		4,767	4.3%
2034	12	234,770		7,343	6.7%
Thereafter	25	729,389		16,815	15.3%
Total	403	4,585,923	(2)	$110,002	100.0%
(1)	Monthly base rent for December 2024, multiplied by 12 (or base rent net of annualized expenses for properties with gross leases).
(2)	The remaining 170,185 of leasable square feet, or 3.6% of our overall leasable square feet, is vacant.

Joint Venture

In December 2024, we entered into a joint venture (the “Joint Venture”) with Heitman, a real estate investment firm with over $48 billion of assets under management. Pursuant to the Joint Venture operating agreement, we maintain a 12.5% investment in the Joint Venture and also serve as its managing member and Heitman maintains an 87.5% investment. Most economic decisions related to the Joint Venture are determined by the majority vote of an executive committee that consists of three members representing Heitman and two members representing our Company. As the managing member, we source new investments for the Joint Venture, manage the day-to-day activities of the Joint Venture and its assets, earn fees as compensation for such services, and are entitled to reimbursement of certain expenses we incur in the performance of such services for the Joint Venture. Pursuant to the terms of the Joint Venture operating agreement, we have the right to purchase investment opportunities for the Company before offering such opportunities to the Joint Venture.

In connection with the formation of the Joint Venture, we sold two of our assets to the Joint Venture receiving aggregate gross proceeds of $35.2 million. We used $2.1 million of the proceeds from the sales to finance our initial 12.5% capital investment in the Joint Venture. In connection with the acquisition of the two assets, the Joint Venture entered into a mortgage loan with a principal amount of $17.6 million.

Ground Leases

As of December 31, 2024, we had seven buildings located on land that is subject to operating ground leases, representing approximately 3.9% of our total leasable square feet and approximately 4.5% of our December 2024 annualized base rent. The ground leases subject these properties to certain restrictions, including restrictions on our ability to re-let such facilities to tenants not affiliated with the ground lessor, rights of first offer and refusal with respect to sales of the facilities and restrictions that limit the types of medical procedures that may be performed at the facilities.

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

Human Capital Resources

Our success is dependent on the success of our employees. As of December 31, 2024, the Company had 26 employees.

As of December 31, 2024, 35% of our workforce were women and 31% of our workforce was ethnically diverse. We believe we offer a competitive pay and benefits package, with nearly all of our employees participating in our equity incentive plans. We also foster the development of our employees’ expertise and skillsets, and encourage our employees to build new skill sets, such as in the sustainability space. We have established policies to provide a safe, harassment-free work environment and have fostered a corporate culture based on fair and equal treatment. As a result, we believe our employees are committed to building strong, innovative and long-term relationships with each other and with our tenants. Our employees at our corporate office are permitted to work remotely.

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

ITEM 1A.  RISK FACTORS

The following summarizes the material risks of purchasing or owning our securities. Our business, financial condition and/or results of operations and our ability to make distributions to our stockholders may be materially adversely affected by the nature and impact of these risks. In such case, the market value of our securities could be detrimentally affected, and investors may lose part or all of the value of their investment. You should carefully consider the risks and uncertainties described below in this Item 1A, “Risk Factors” included in this Annual Report on Form 10-K. These risks include, but are not limited to, the following:

●	We are dependent on our tenants for our revenues. Our tenants face a wide range of business risks, including economic, competitive, government reimbursement and regulatory risks, any of which could cause our tenants to be unable to pay rent to us.

●	We finance a portion of our portfolio with unhedged floating-rate debt from our Credit Facility. Since 2022, market interest rates have increased, which materially increased the interest rate on our floating rate debt. In addition to interest rate risk, we are subject to additional risks associated with our Credit Facility generally, including covenant restrictions.
●	Our assets are concentrated in healthcare-related facilities, making us more economically vulnerable to specific industry-related risks than if our assets were diversified across different industries.

●	The inability of any of our significant tenants to pay rent to us could have a disproportionate negative affect on our business.

●	Most of our healthcare facilities are occupied by a single tenant, and we may have difficulty finding suitable replacement tenants in the event of a tenant default or non-renewal of our leases, especially for our healthcare facilities located in smaller markets.

●	Healthcare wage inflation increased dramatically due to the COVID-19 virus and remained elevated throughout 2024, which has in the past and could continue to materially and adversely affect certain of our tenants’ businesses. Other viruses or pandemics could cause similar effects to healthcare wage inflation in the future.
●	We have significant geographic concentration in a small number of states, including Texas, Florida, Ohio, Pennsylvania, Illinois, Arizona, and Michigan. Economic and other conditions that negatively affect those states and our tenants in those states could have a greater effect on our revenues than if our properties were more geographically diverse.

●	We rely on external sources of capital to fund future capital needs, and, if we encounter difficulty in obtaining such capital, we may not be able to make future acquisitions necessary to grow our business or meet maturing obligations.

●	Subject to certain requirements under Maryland law and REIT requirements, the Board has sole discretion to determine if we will pay distributions and the amount and frequency of such distributions, and past distribution amounts may not be indicative of future distribution amounts.

●	Failure to remain qualified as a REIT would cause us to be taxed as a regular corporation, which would substantially reduce funds available for distributions to our stockholders.

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

As of December 31, 2024, the annualized base rent from our top three tenants represented approximately 19% of our portfolio-wide annualized base rent, including our LifePoint Health facilities, which comprised approximately 7% of our annualized base rent; our Encompass facilities, which comprised approximately 7% of our annualized base rent; and our Memorial Health facilities, which comprised approximately 5% of our annualized base rent.

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

Healthcare wage inflation increased dramatically due to the COVID-19 virus and remained elevated throughout 2024, which has in the past and could continue to materially and adversely affect certain of our tenants’ businesses. Other viruses or pandemics could cause similar effects to healthcare wage inflation in the future.

The COVID-19 epidemic caused a dramatic increase in healthcare wage inflation, as the supply of U.S. healthcare workers, especially nurses, decreased due to, among other reasons, nurses experiencing burnout due to the length and severity of the pandemic. Healthcare wage inflation has yet to return to pre-pandemic levels and these wage increases have materially and adversely affected the businesses of many healthcare operators, especially hospital systems, which rely heavily on nurses.  If these labor costs remain elevated, healthcare practices, including our tenants, may continue to experience increased labor costs, which could negatively impact their businesses and their ability to pay rents to us. Additionally, the volatility of COVID-19, its variants and its subvariants are unpredictable and there are no assurances that new variants and subvariants will not emerge in the future. Other viruses or pandemics could also cause similar effects in the future.

An epidemic or pandemic (such as the outbreak and worldwide spread of COVID-19), and the measures that international, federal, state and local governments, agencies, law enforcement and/or health authorities implement to address it, may precipitate or materially exacerbate one or more of our other risks, and may significantly disrupt our business.

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

Our revenues are generated by our leases, which are typically medium-to-long-term leases with fixed rental rates, subject to annual rent escalators. The unhedged portion of our Credit Facility debt is subject to SOFR, which has increased substantially since early 2022 and remained elevated during 2024. The generally fixed nature of revenues and the variable rate of our debt obligations create interest rate risk for us. Increases in interest rates have not been matched by increases in our rental income, which has increased our expenses and has materially, adversely affected our business, financial condition, results of operations and the trading price of our common and preferred stock. Further increases in interest rates may have a material, adverse effect on our ability to make distributions to our stockholders.

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

On May 6, 2024, our tenant, Steward Health Care (“Steward”), filed for Chapter 11 bankruptcy reorganization. In connection with the Steward bankruptcy, Steward rejected its largest lease with us at our healthcare facility in Beaumont, Texas (the “Beaumont Facility”). As of December 31, 2024, the Steward bankruptcy was still ongoing and Steward owed us $0.8 million in rent and $1.6 million in other amounts due in connection with the lease at the Beaumont Facility, which lease was rejected by Steward in connection with the bankruptcy. Of the $2.4 million owed to us, approximately $1.7 million related to pre-petition claims, of which we have a general, unsecured claim, and $0.7 million related to post-petition, administrative claims, of which we have a priority claim. Although we have a priority claim with respect to $0.7 million, we may only receive a fraction, or may not receive any, of these amounts or amounts to which we have a general, unsecured claim if there are not enough assets in the bankruptcy estate to satisfy these claims.

On January 11, 2025, our tenant, Prospect Medical Group (“Prospect”), filed for Chapter 11 bankruptcy reorganization. As of January 11, 2025, Prospect owed us approximately $2.4 million related to leases at three of our healthcare facilities, including $2.2 million related to our facility in East Orange, New Jersey. As of February 26, 2025, Prospect had not yet decided if it was going to accept or reject its leases with us. If Prospect rejects any of its leases with us, we would have a general unsecured claim with respect to amounts owed under any rejected lease.

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

As of December 31, 2024, leases representing 9%, 10% and 11% of our portfolio annualized base rent expire in 2025, 2026 and 2027, respectively. Most of our healthcare facilities are occupied by a single tenant. Following expiration of a lease term or if we exercise our right to replace a tenant in default, rental payments on the related healthcare facilities could decline or cease altogether while we reposition such healthcare facility with a suitable replacement tenant. We also might not be successful in identifying suitable replacement tenants or entering into triple-net leases with new tenants on a timely basis, on favorable terms, or at all. Additionally, we may be required to fund certain expenses and obligations (e.g., real estate taxes, debt costs and maintenance expenses) to preserve the value of, and avoid the imposition of liens on, our healthcare facilities while they are being repositioned. Our ability to reposition our healthcare facilities with a suitable tenant could be significantly delayed or limited by state licensing, receivership, CON or other laws, as well as by the Medicare and Medicaid change-of-ownership rules. We could also incur substantial additional expenses in connection with any licensing, receivership or change-of-ownership proceedings. In addition, our ability to locate suitable replacement tenants could be impaired by the specialized healthcare uses or contractual restrictions on use of the healthcare facilities, and we may be required to spend substantial amounts to adapt the healthcare facilities to other uses. Any such delays, limitations and expenses could adversely impact our ability to collect rent, obtain possession of leased healthcare facilities or otherwise exercise remedies for tenant default, which, in turn, could have a material adverse effect on our business, financial condition and results of operations, our ability to make distributions to our stockholders and the trading price of our common and preferred stock.

All these risks may be greater in smaller markets, where there may be fewer potential replacement tenants, making it more difficult to replace tenants, especially for specialized space.

We have significant geographic concentration in a small number of states, including Texas, Florida, Ohio, Pennsylvania, Illinois, Arizona, and Michigan. Economic and other conditions that negatively affect those states and our tenants in those states could have a greater effect on our revenues than if our properties were more geographically diverse.

As of December 31, 2024, approximately 16%, 12%, 9%, 7%, 6%, 6%, and 5% of our total annualized base rent was derived from properties located in Texas, Florida, Ohio, Pennsylvania, Illinois, Arizona and Michigan, respectively. As a result of this geographic concentration, we are particularly exposed to downturns in these states’ economies or other changes in local real estate market conditions. Any material changes in the current payment programs or regulatory, economic, environmental or competitive conditions in these states could have an amplified effect on our business, financial condition and results of operations, our ability to make distributions to our stockholders and the trading price of our common and preferred stock than if our properties were more geographically diverse.

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

Our use of joint ventures may limit our returns on and our flexibility with jointly owned investments.

On December 20, 2024, we entered into a joint venture to purchase two healthcare facilities, and we may enter into other joint ventures in the future. Our participation in joint ventures is subject to risks that may not be present with other methods of ownership, including:

●	our joint venture partners could have investment and financing goals that are inconsistent with our objectives, including the timing, terms, and strategies for any investments, and what levels of debt to incur or carry;

●	we, as managing member of our joint venture, may have liability for any mortgage indebtedness held by the joint venture if we violate certain “bad actor” representations and warranties in the related credit agreement;

●	because we lack sole decision-making authority, we could experience impasses or disputes relating to certain decisions, including those related to budget approvals, entitlements, sales of assets, debt financing, execution of lease agreements, and vendor approvals, which could result in delayed decisions and missed opportunities and could require us to expend additional resources on litigation or arbitration to resolve;

●	our joint venture partners may have competing interests that create conflicts of interest in our markets;

●	our ability to transfer our interest in a joint venture to a third party may be restricted;

●	the market for our interest may be limited and/or valued lower than fair market value;

●	our joint venture partners may be structured differently than us for tax purposes, and this could create conflicts of interest and risks to our REIT status or could restrict the ways in which we are able to exit investments;

●	our joint venture partners might become insolvent, fail to fund their share of required capital contributions or fail to fulfill their obligations as a joint venture partner, which may require us to infuse our own capital into the venture on behalf of the partner despite other competing uses for such capital;

●	our joint venture agreements may give our partners management rights that allow them to make operational or other decisions with which we disagree or that we would manage differently; and

●	our joint venture agreements may impose limitations or caps on the property management fees that we otherwise would have been entitled to receive if the underlying property were wholly owned.

In addition, in some instances, our joint venture partner will have the right to cause us to sell our interest, or acquire their interest, at a time when we otherwise would not have initiated such a transaction. Our ability to acquire our partner’s interest will be limited if we lack sufficient capital resources. This could require us to sell our interest in the joint venture when we might otherwise prefer to retain it. Any of the foregoing risks could materially adversely affect our business, financial condition, results of operations, our ability to pay distributions to our stockholders and the trading price of our common and preferred stock.

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

As of December 31, 2024, we had seven buildings located on land that is subject to operating ground leases, representing approximately 4.5% of our December 2024 annualized base rent. These ground leases contain certain restrictions. These restrictions include limits on our ability to re-let the facilities, rights of purchase and rights of first offer and refusal with respect to sales of the healthcare facility and limits on the types of medical procedures that may be performed at the facilities. These restrictions could affect our returns on these facilities which, in turn, could materially adversely affect our business, financial condition and results of operations, our ability to make distributions to our stockholders and the trading price of our common and preferred stock.

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

New technologies also continue to develop, including tools that harness generative artificial intelligence and other machine learning techniques (collectively, “AI”). AI is developing at a rapid pace and becoming more accessible. As a result, the use of such new technologies by us or our tenants can present additional known and unknown risks, including, among others, the risk that confidential information may be stolen, misappropriated or disclosed and the risk that we and/or our tenants may rely on incorrect, unclear or biased outputs generated by such technologies, any of which could have an adverse impact on us and our business. See “—Artificial intelligence and other machine learning techniques could increase competitive, operational, legal and regulatory risks to our business in ways that we cannot predict.”

Risks Related to our Financings

We finance a portion of our portfolio with unhedged floating-rate debt from our Credit Facility. Since 2022, market interest rates have increased, which materially increased the interest rate on our floating rate debt. In addition to interest rate risk, we are subject to additional risks associated with our Credit Facility generally, including covenant restrictions.

As of December 31, 2024, the balance of the revolver component of our Credit Facility (the “Revolver”) was $136.6 million, which represented approximately 21% of our total outstanding indebtedness at December 31, 2024. Since 2022, market interest rates have increased in response to increased rates of inflation during that time period. As a result, the one-month term SOFR, which serves as the base rate for the Revolver, increased from just over 0% at the start of 2022 to 4.33% in December 2024. The increase in interest rates has caused our borrowing costs to materially increase, which has, among other things, increased our cost of capital (which has affected our ability to acquire assets) and decreased our earnings, liquidity, cash available to make distributions to our stockholders and the trading price of our common and preferred stock.

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

Interest rate swaps related to our $350 million term loan (“Term Loan A”) are set to expire in April 2026. If we enter into new interest rate swaps to hedge the interest rate risk related to Term Loan A, the swap rate for any new interest rate swaps may be significantly higher than our current swaps, which could cause a material increase in our borrowing costs, which could, among other things, increase our cost of capital and decrease our earnings, liquidity, cash available to make distributions to our stockholders and the trading price of our common and preferred stock.

In April 2026, interest rate swaps related to our Term Loan A are set to expire in connection with the maturity of Term Loan A. The swap rate with respect to our current interest rate swaps related to our Term Loan A is 1.36%.  As of December 31, 2024, the five-year forward SOFR swap rate, which is the swap rate that would most likely be used if we entered into new interest rate swaps in connection with an extension or refinancing of Term Loan A, was 3.97%. Although our current swaps related to our Term Loan A will not expire until April 2026, we do not anticipate forward SOFR rates to return to the levels of our current swap rate and such rates may increase from the December 31, 2024 rates. If we enter into new interest rate swaps in connection with an extension or refinancing of Term Loan A, our borrowing costs could materially increase, which could, among other things, increase our cost of capital and decrease our earnings, liquidity, cash available to make distributions to our stockholders and the trading price of our common and preferred stock.

Our interest rate hedges may not be successful in mitigating our interest rate risks.

We use derivative instruments to hedge exposure to changes in interest rates on certain of our variable rate loans. As of December 31, 2024, we had nine interest rate swap agreements with a total notional amount of $500 million that fixed the SOFR component of the interest rate on our Term Loan A and the $150 million term loan component under our Credit Facility (“Term Loan B,” and, together with Term Loan A, the “Term Loans”). There is no assurance that our hedging instruments will adequately mitigate our interest rate risk or that our hedging strategy will not result in losses. Additionally, a hedging counterparty may fail to honor its obligations to us. If our interest rate hedges are unsuccessful in mitigating our interest rate risk, or if a hedging counterparty fails to honor its obligations to us, our borrowing costs would increase, which could, among other things, increase our cost of capital and decrease our earnings, liquidity, cash available to make distributions to our stockholders and the trading price of our common and preferred stock.

We finance our healthcare facilities with term indebtedness, and we may place term indebtedness on our healthcare facilities in the future. We may not be able to refinance such debt when due or may be unable to refinance such debt on favorable terms.

As of December 31, 2024, we had $646.1 million of indebtedness outstanding (net of unamortized debt issuance costs). We may also place indebtedness on our healthcare facilities in the future. We run the risk of being unable to refinance such debt (including our Credit Facility debt, portions of which are set to mature during 2026) when the loans come due or of being unable to refinance on favorable terms. If interest rates are higher when we refinance debt, our income could be reduced. We may be unable to refinance debt at appropriate times, which may require us to sell healthcare facilities on terms that are not advantageous to us or could result in the foreclosure of such healthcare facilities. Any of these events could have a material adverse effect on our business, financial condition, results of operations, our ability to make distributions to our stockholders and the trading price of our common and preferred stock.

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

Risks Related to the Healthcare Industry

Adverse trends in the healthcare industry may negatively affect our tenants’ businesses.

The healthcare industry is currently experiencing, among other things:

●	Changes in the demand for and methods of delivering healthcare services, particularly as telemedicine and telehealth continue to gain popularity, as well as continued innovation and integration of technological advancements and artificial intelligence;
●	Increased attention to compliance with regulations designed to safeguard protected health information and cyber-attacks on entities;
●	Consolidation and pressure to integrate within the healthcare industry through acquisitions and joint ventures;
●	Competition among healthcare providers;
●	Consolidation of large health insurers;
●	Regulatory and government reimbursement uncertainty resulting from the Affordable Care Act and other healthcare reform laws;
●	Federal court decisions on cases challenging the legality of the Affordable Care Act;
●	Federal and state government plans to reduce budget deficits and address debt ceiling limits by lowering healthcare provider Medicare and Medicaid payment rates;
●	Changes in third-party reimbursement methods and policies;
●	Staffing shortages (particularly nursing staff) and increases in wages as well as inflation in the cost of supplies; and
●	Increased scrutiny of billing, referral and other practices by U.S. federal and state authorities.

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

We periodically evaluate our real estate investments and other assets for impairment indicators. The judgment regarding the existence of impairment indicators is based upon factors such as market conditions, lease re-negotiations, tenant performance and legal structure. For example, the termination of a lease by a major tenant may lead to an impairment charge. If we determine that an impairment has occurred, we would be required to make an adjustment to the net carrying value of the asset which could have a material adverse effect on our business, financial condition, results of operations and the trading price of our common and preferred stock. During the fourth quarter of 2024, we incurred an impairment charge of $1.7 million in connection with one of our healthcare facilities.

Risks Related to Our Structure

We have no direct operations and rely on funds received from our Operating Partnership and its subsidiaries to meet our obligations.

We conduct substantially all of our operations through our Operating Partnership. As of December 31, 2024, we owned 92.6% of the outstanding OP Units. Apart from this ownership interest in our Operating Partnership, we do not have any independent operations. As a result, we rely on distributions from our Operating Partnership to pay any dividends that we might declare on our common and preferred stock. We also rely on distributions from our Operating Partnership to meet our obligations. Stockholders’ claims will consequently be structurally subordinated to all existing and future liabilities and obligations (whether or not for borrowed money) of our Operating Partnership and its subsidiaries. Therefore, in the event of our bankruptcy, liquidation or reorganization, claims of our stockholders will be satisfied only after all of our and our Operating Partnership’s and its subsidiaries’ liabilities and obligations have been paid in full. If we do not receive enough funds from our Operating Partnership, our ability to make distributions to our stockholders and the trading price of our common and preferred stock may be materially, adversely affected.

Subject to certain requirements under Maryland law and REIT requirements, the Board has sole discretion to determine if we will pay distributions and the amount and frequency of such distributions, and past distribution amounts may not be indicative of future distribution amounts.

Any future distributions will be at the sole discretion of the Board and will depend upon a number of factors, including our actual and projected results of operations, the cash flow generated by our operations, funds from operations (“FFO”), adjusted FFO (“AFFO”), liquidity, our operating expenses, our debt service requirements, capital expenditure requirements for the properties in our portfolio, prohibitions and other limitations under our financing arrangements, our REIT taxable income, the annual REIT distribution requirements, restrictions on making distributions under Maryland law and such other factors as the Board deems relevant. We cannot assure you that our distribution policy will not change in the future or that the Board will continue to declare dividends at the same rate as in 2024.

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

Holders of shares of our common stock will generally not have any voting rights with respect to activities of our Operating Partnership, including issuances of additional OP Units in amounts that do not exceed 20% of our outstanding shares of common stock. As of December 31, 2024, we owned 92.6% of the outstanding OP Units. Our Operating Partnership may, in connection with our acquisition of healthcare facilities or otherwise, issue additional OP Units to third parties. Such issuances would reduce our ownership percentage in our Operating Partnership and could affect the amount of distributions made to us by our Operating Partnership and, therefore, the amount of distributions we can make to our stockholders.

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

On January 8, 2025, the Company announced that it had entered into a Transition and Separation Agreement and General Release of Claims with its Chief Executive Officer (“CEO”), Mr. Busch, whereby Mr. Busch will remain CEO until the first to occur of (i) the date that a successor to the position of CEO  who has been appointed in accordance with the Board of Directors’ approved succession process begins employment, or (ii) June 30, 2025.

Risks Related to Our Qualification and Operation as a REIT

Failure to remain qualified as a REIT would cause us to be taxed as a regular corporation, which would substantially reduce funds available for distributions to our stockholders.

If we fail to qualify as a REIT in any taxable year, we will face serious tax consequences that will substantially reduce the funds available for distributions to our stockholders because we would not be allowed a deduction for dividends paid to stockholders in computing our taxable income and would be subject to U.S. federal income tax at regular corporate rates;

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

Our qualification as a REIT could be jeopardized as a result of our interests in joint ventures.

We have a minority interest in a joint venture, and we may enter into similar joint ventures in the future. If a joint venture takes or expects to take actions that could jeopardize our qualification as a REIT or require us to pay tax, we may be forced to dispose of our interest in such joint venture. In addition, it is possible that a joint venture could take an action which could cause us to fail a gross income or asset test, or subject us to the prohibited transactions tax, and that we would not become aware of such action in time to dispose of our interest in the joint venture or take other corrective action on a timely basis. In that case, we could fail to qualify as a

REIT unless we were able to qualify for a statutory REIT “savings” provision, which could require us to pay a significant penalty tax to maintain our REIT qualification.

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

Our business faces public scrutiny related to ESG activities. We risk damage to our reputation if we fail to act responsibly in a number of areas, such as diversity and inclusion, environmental stewardship, support for local communities, corporate governance and transparency and considering ESG factors in our investment processes. There is also some indication that ESG and sustainability goals are becoming more controversial, as some governmental entities and certain investor constituencies question the appropriateness or object to ESG and sustainability initiatives. Adverse incidents with respect to ESG activities could impact the cost of our operations and relationships with investors and tenants, all of which could materially adversely affect our business, financial condition, results of operations, our ability to make distributions to our stockholders and the trading price of our common and preferred stock.  Additionally, new legislative or regulatory initiatives related to ESG could adversely affect our business.

Artificial intelligence and other machine learning techniques could increase competitive, operational, legal and regulatory risks to our business in ways that we cannot predict.

The use of AI by us and others, and the overall adoption of AI throughout society, may exacerbate or create new and unpredictable competitive, operational, legal and regulatory risks to our business. There is substantial uncertainty about the extent to which AI will result in dramatic changes throughout the world, and we may not be able to anticipate, prevent, mitigate or remediate all of the potential risks, challenges or impacts of such changes. These changes could potentially disrupt, among other things, our business model, investment strategies and operational processes. Some of our competitors may be more successful than us in the development and implementation of new technologies, including services and platforms based on AI, to improve their operations. If we are unable to adequately advance our capabilities in these areas or do so at a slower pace than others in our industry, we may be at a competitive disadvantage.

If the data we, or third parties whose services we rely on, use in connection with the possible development or deployment of AI is incomplete, inadequate or biased in some way, the performance of our business could suffer. In addition, recent technological advances in AI both present opportunities and pose risks to us. Data in technology that uses AI may contain a degree of inaccuracy and error, which could result in flawed algorithms in various models used in our business. The volume and reliance on data and algorithms also make AI more susceptible to cybersecurity threats, including data poisoning and the compromise of underlying models, training data or other intellectual property. Our personnel or the personnel of our service providers could, without being known to us, improperly utilize AI and machine learning-technology while carrying out their responsibilities. This could reduce the effectiveness of AI technologies and adversely impact us and our operations to the extent that we rely on the AI’s work product.

There is also a risk that AI may be misused or misappropriated by third parties we engage. For example, a user may input confidential information, including material non-public information or personally identifiable information, into AI applications, resulting in the information becoming a part of a dataset that is accessible by third-party technology applications and users, including our competitors. Further, we may not be able to control how third-party AI that we choose to use is developed or maintained, or how data we input is used or disclosed. The misuse or misappropriation of our data could have an adverse impact on our reputation and could subject us to legal and regulatory investigations or actions or create competitive risk.

In addition, the use of AI by us or others may require compliance with legal or regulatory frameworks that are not fully developed or tested, and we may face litigation and regulatory actions related to our use of AI. There has been increased scrutiny, including from global regulators, regarding the use of “big data,” diligence of data sets and oversight of data vendors. Our ability to use data to gain insights into and manage our business may be limited in the future by regulatory scrutiny and legal developments.

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

The Company maintains cybersecurity prevention and response plans and procedures (the “Cybersecurity Policies”) that set forth the Company’s plan to prevent, manage, report and resolve cybersecurity events. The Cybersecurity Policies set forth the Company’s policies and procedures for cybersecurity event prevention, including the Company’s (i) network and computer systems acceptable use policy, (ii) data backup procedures, (iii) business continuity plan, (iv) data retention policy, (v) disaster recovery plan, (vi) email use and security policy, (vii) network change management procedures, and (viii) password and authentication requirements policy. The Cybersecurity Policies also (i) provide indicators that Company employees should be aware of to recognize a cybersecurity event, (ii) outline the roles and responsibilities for Company employees and other third parties with respect to the Company’s cybersecurity incident response team (“CSIR Team”), (iii) set forth the steps to take in response to a cybersecurity incident, including reporting the incident, investigating the incident, preserving non-affected systems and data, informing, as appropriate, Senior Management (as defined below), insurance carriers, law enforcement and other parties that may be affected by the incident and (iv) include the processes for maintaining business continuity.

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

The members of Senior Management each hold degrees in their respective fields and combined have approximately 30 years or more of experience managing risks at the Company and at similar companies, including risks arising from cybersecurity threats.

Risk Management and Strategy

The Company’s cybersecurity program is focused on the following key areas:

●	Governance: As discussed in more detail under “Item 1C. Cybersecurity—Governance,” the Board’s oversight of cybersecurity risk management is supported by the Audit Committee of the Board (the “Audit Committee”), which regularly interacts with the Company’s management team.

●	Collaborative Approach: The Company has implemented a comprehensive, cross-functional approach to identifying, preventing and mitigating cybersecurity threats and incidents, while also implementing controls and procedures that provide for the prompt escalation of certain cybersecurity incidents so that decisions regarding the public disclosure and reporting of such incidents can be made by management in a timely manner.

●	Technical Safeguards: The Company deploys technical safeguards that are designed to protect information systems from cybersecurity threats, including firewalls, intrusion prevention and detection systems, anti-malware functionality and access controls, which are evaluated and improved through vulnerability assessments and cybersecurity threat intelligence.

●	Incident Response and Recovery Planning: The Company has established and maintains comprehensive incident response and recovery plans that address the response to a cybersecurity incident, and such plans are tested and evaluated on a regular basis.

●	Third-Party Risk Management: The Company maintains a comprehensive, risk-based approach to identifying and overseeing cybersecurity risks presented by third parties, including vendors, service providers and other external users of the Company’s systems, as well as the systems of third parties that could adversely impact the Company’s business in the event of a cybersecurity incident affecting those third-party systems.

●	Education and Awareness: The Company provides regular, mandatory training for personnel regarding cybersecurity threats as a means to equip personnel with effective tools to address cybersecurity threats, and to communicate evolving information security policies, standards, processes and practices.

The Company engages in the periodic assessment and testing of its policies, standards, processes and practices that are designed to address cybersecurity threats and incidents. These efforts include a wide range of activities, including audits, assessments, tabletop exercises, threat modeling, vulnerability testing and other exercises focused on evaluating the effectiveness of the Company’s cybersecurity measures and planning. The Company regularly engages third parties to perform assessments on its cybersecurity measures, including information security materiality assessments and independent reviews of the Company’s information security control environment and operating effectiveness. The results of such assessments and reviews are reported to the Audit Committee and the Board, and the Company adjusts its cybersecurity policies, standards, processes and practices as necessary based on the information provided by these assessments and reviews.

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

To date, cybersecurity threats, including as a result of any previous cybersecurity incidents, have not materially affected and are not reasonably likely to affect the Company, including its business strategy, results of operations or financial condition. We face certain ongoing cybersecurity risks that, if realized, are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. See “Risk Factors - We, our tenants, and our property managers face risks associated with security breaches through cyber-attacks, cyber-intrusions, or otherwise, as well as other significant disruptions of information technology networks and related systems.”

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

The Company declared and paid a dividend of $0.21 per share of common stock with respect to each quarter within the fiscal years ended December 31, 2024 and 2023. The declaration and payment of quarterly dividends remains subject to the review and approval of the Board, see “Risk Factors — Subject to certain requirements under Maryland law and REIT requirements, the Board has sole discretion to determine if we will pay distributions and the amount and frequency of such distributions, and past distribution amounts may not be indicative of future distribution amounts.”

Performance Graph

This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under Section 18, and shall not be deemed to be incorporated by reference into any filing of Global Medical REIT Inc. under the Securities Act or the Exchange Act.

The graph below compares the cumulative total return of our common stock, the S&P 500 Index, and the MSCI U.S. REIT Index from December 31, 2019 through December 31, 2024. The comparison assumes $100 was invested on December 31, 2019 in our common stock and in each of the foregoing indices and assumes reinvestment of dividends, as applicable. The MSCI U.S. REIT Index consists of equity REITs that are included in the MSCI US Investable Market 2500 Index, except for specialty equity REITS that do not generate a majority of their revenue and income from real estate rental and leasing operations. We have included the MSCI U.S. REIT Index because we believe that it is representative of the industry in which we compete and is relevant to an assessment of our performance.

Total Return Performance
250
200
150
100
50
Index Value
Global Medical REIT Inc.
S&P 500 Index
MSCI U.S. REIT Index
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24

	Period Ending
Index	12/31/19	12/31/20	12/31/21	12/31/22	12/31/23	12/31/24
Global Medical REIT Inc.	$100.00	$105.76	$151.78	$87.45	$111.86	$85.50
S&P 500 Index	$100.00	$118.40	$152.39	$124.79	$157.59	$197.02
MSCI U.S. REIT Index	$100.00	$92.43	$132.23	$99.82	$113.54	$123.47

As of February 26, 2025, there were 32 record holders, and 66,871,228 shares of common stock issued and outstanding. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares of record are held by banks, brokers, and other financial institutions. As of December 31, 2024 and 2023, there were 66,871,228 and 65,564,943 outstanding shares of common stock, respectively.

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

Overview

Global Medical REIT Inc. (the “Company,” “us,” “we,” or “our”) is a Maryland corporation and internally managed REIT that acquires healthcare facilities and leases those facilities to physician groups and regional and national healthcare systems. We hold our facilities and conduct our operations through a Delaware limited partnership subsidiary, Global Medical REIT L.P. (the “Operating Partnership”). Our wholly owned subsidiary, Global Medical REIT GP LLC, is the sole general partner of our Operating Partnership and, as of December 31, 2024, we owned 92.6% of the outstanding common operating partnership units (“OP Units”) of our Operating Partnership, with an aggregate of 7.4% of the Operating Partnership owned by holders of long-term incentive plan units (“LTIP Units”) and third-party limited partners who contributed properties or services to the Operating Partnership in exchange for OP Units.

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

2024 Executive Summary

The following tables summarize the primary changes in our business and operations during the years presented.

	Year Ended December 31,
	2024	2023

	(in thousands, except per share and unit amounts)
Rental revenue	$138,410	$140,934
Depreciation and amortization expense	$55,359	$58,135
Interest expense	$28,689	$30,893
General and administrative expense	$21,123	$16,853
Gain on sale of investment properties	$4,205	$15,560

Net income attributable to common stockholders per share	$0.01	$0.23
FFO attributable to common stockholders and noncontrolling interest per share and unit(1)	$0.75	$0.83
AFFO attributable to common stockholders and noncontrolling interest per share and unit(1)	$0.89	$0.91
Dividends per share of common stock	$0.84	$0.84

Weighted average common stock outstanding	65,936	65,550
Weighted average OP Units outstanding	2,244	2,077
Weighted average LTIP Units outstanding	3,140	2,751
Total weighted average shares and units outstanding	71,320	70,378
(1)	See “—Non-GAAP Financial Measures,” for a description of our non-GAAP financial measures and a reconciliation of our non-GAAP financial measures.

	As of
	December 31,	December 31,
	2024	2023

	(dollars in thousands)
Investment in real estate, gross	$1,450,916	$1,426,969
Total debt, net	$646,131	$611,232
Weighted average interest rate	3.75%	3.83%
Total equity (including noncontrolling interest)	$555,916	$605,814
Net leasable square feet	4,756,108	4,748,626

Our Properties

As of December 31, 2024, our portfolio consisted of gross investment in real estate of $1.5 billion, with an aggregate of 4.8 million leasable square feet and an aggregate $110 million of annualized base rent.

Completed Acquisitions

During the year ended December 31, 2024 we completed the acquisition of a 15-property portfolio of outpatient medical real estate. In aggregate the portfolio had a purchase price of $80.3 million with 254,220 leasable square feet and annualized base rent of $6.4 million.

Properties Under Contract to Acquire and Acquisitions Completed Subsequent to December 31, 2024

In October 2024, we entered into a purchase agreement to acquire a five-property portfolio (the “five-property portfolio”) of medical real estate for an aggregate purchase price of $69.6 million. In February 2025, we completed the acquisition of three properties in the five-property portfolio encompassing an aggregate of 188,874 leasable square feet for an aggregate purchase price of $31.5 million with aggregate annualized base rent of $2.8 million. We expect to complete the acquisition of the remaining two properties in the five-

property portfolio, with an aggregate purchase price of $38.1 million, during the second quarter of 2025. The Company’s obligation to close the acquisition of the remaining two properties in the five-property portfolio is subject to certain customary terms and conditions, including due diligence reviews. Accordingly, there is no assurance that we will close this acquisition on the terms described above, or at all.

Completed Property Dispositions

During the year ended December 31, 2024, we completed seven dispositions that generated aggregate gross proceeds of $60.7 million, resulting in an aggregate gain of $4.2 million. Of the $60.7 million of gross disposition proceeds in 2024, $35.2 million were related to the sale of two properties to a joint venture between us and Heitman (the “Joint Venture”), whereby Heitman maintains an 87.5% equity investment and we maintain a 12.5% equity investment in the Joint Venture.

Impairment of Investment Property

During the year ended December 31, 2024, we recognized an impairment loss of $1.7 million related to our Derby, Kansas facility.

Capital Raising Activity

In January 2024, the Company and the Operating Partnership implemented a $300 million “at-the-market” equity offering program, pursuant to which we may offer and sell (including through forward sales), from time to time, shares of our common stock (the “2024 ATM Program”).

During the year ended December 31, 2024, we generated gross proceeds of $12.0 million through ATM equity issuances of 1.2 million shares of our common stock at an average offering price of $9.95 per share.

Debt Activity

During the year ended December 31, 2024, we borrowed $143.8 million under our Credit Facility and repaid $99.6 million, for a net amount borrowed of $44.2 million. As of December 31, 2024, the net outstanding Credit Facility balance was $631.7 million and as of February 26, 2025, we had unutilized borrowing capacity under the Credit Facility of $219.4 million.

Joint Venture

In December 2024, we entered into the Joint Venture with Heitman, a real estate investment firm with over $48 billion of assets under management. Pursuant to the Joint Venture operating agreement, we maintain a 12.5% investment in the Joint Venture and also serve as its managing member and Heitman maintains an 87.5% investment.  Most economic decisions related to the Joint Venture are determined by the majority vote of an executive committee that consists of three members representing Heitman and two members representing our Company. As the managing member, we source new investments for the Joint Venture, manage the day-to-day activities of the Joint Venture and its assets, earn fees as compensation for such services, and are entitled to reimbursement of certain expenses we incur in the performance of such services.  Pursuant to the terms of the Joint Venture operating agreement, we have the right to purchase investment opportunities for the Company before offering such opportunities to the Joint Venture.

In connection with the formation of the Joint Venture, we sold two of our assets to the Joint Venture (the “Seed Portfolio”) receiving gross proceeds of $35.2 million. We used $2.1 million of the sale proceeds from the Seed Portfolio to finance our initial 12.5%

capital investment in the Joint Venture. In connection with the acquisition of the Seed Portfolio, the Joint Venture entered into a mortgage loan with a principal amount of $17.6 million.

Recent Developments

CEO Succession Plan

On January 8, 2025, the Company and Jeffrey Busch, Chairman of the Board and Chief Executive Officer, reached an agreement regarding Mr. Busch’s transition from service as the Company’s Chief Executive Officer and anticipated continuation as a member of the Company’s Board. Pursuant to a Transition and Separation Agreement and General Release of Claims dated as of January 8, 2025 (the “Separation Agreement”), Mr. Busch, the Company and Inter-American Management LLC (“Inter-American”) agreed that Mr. Busch’s employment, and service as Chief Executive Officer and President of the Company and Inter-American, would end no later than the first to occur of (i) the date that a successor to the position of Chief Executive Officer who has been appointed in accordance with the Board’s approved succession process begins employment, or (ii) June 30, 2025 (such date that is the first to occur, the “Succession Date”). The Board has directed the Nominating and Corporate Governance Committee of the Board to conduct a comprehensive search process to identify a new Chief Executive Officer with the assistance of an executive search firm. Mr. Busch intends to stand for re-election as a director at the Company’s 2025 annual meeting of stockholders, and it is expected that he will continue to serve as non-executive Chairman of the Board following the Succession Date.  Mr. Busch’s departure is not the result of any disagreement with the Company on any matter relating to its operations, policies, or practices.

Pursuant to the Separation Agreement, and in consideration for Mr. Busch (i) assisting with the transition to the new Chief Executive Officer and continuing in employment through the Succession Date, (ii) executing, and not revoking, releases of claims in favor of the Company, and (iii) otherwise satisfying the terms of the Separation Agreement, Mr. Busch will receive separation benefits to which he is entitled under that certain Employment Agreement between Mr. Busch and the Company effective as of July 9, 2020 and later amended by that certain letter agreement dated January 27, 2021 following his cessation of employment.

For the year ended December 31, 2024 the Company accrued $3.2 million for cash severance related costs included in the “Accounts Payable and Accrued Expenses” line item on the Company’s Consolidated Balance Sheets with the expense included in the “General and Administrative Expense” line item on the Company’s Consolidated Statements of Operations.

Chapter 11 Bankruptcy Filing of Prospect Medical Group

On January 11, 2025, our tenant, Prospect Medical Group (“Prospect”), filed for Chapter 11 bankruptcy reorganization. As of January 11, 2025, Prospect owed us approximately $2.4 million related to leases at three of our healthcare facilities, including $2.2 million related to our facility in East Orange, New Jersey. As of February 26, 2025, Prospect had not yet decided if it was going to accept or reject its leases with us. If Prospect rejects any of its leases with us, we would have a general unsecured claim with respect to amounts owed under any rejected lease.

Trends Which May Influence Our Results of Operations

We believe the following trends may positively impact our results of operations:

●	An aging population. According to the 2020 U.S. Census, the nation’s 65-and-older population has grown rapidly since 2010, driven by the aging of Baby Boomers born between 1946 and 1964. The 65-and-older population grew by over a third during the past decade, and by 3.2% from 2018 to 2019. We believe this segment of the U.S. population will utilize many of the services provided at our healthcare facilities such as orthopedics, cardiac, gastroenterology and rehabilitation.

●	A continuing shift towards outpatient care. According to the American Hospital Association, patients are demanding more outpatient operations. We believe this shift in patient preference from inpatient to outpatient facilities will benefit our tenants as most of our properties consist of outpatient facilities.

●	Physician practice group and hospital consolidation. We believe the trend towards physician group consolidation will serve to strengthen the credit quality of our tenants if our tenants merge or are consolidated with larger health systems.

We believe the following trends may negatively impact our results of operations:

●	Longer-Term Interest rates remain at elevated levels. During 2024 the U.S. Federal Reserve (the “Fed”) began lowering the Federal Funds Rate after many quarters of increasing the target range for the rate to combat inflation. Beginning in September 2024 through December 2024, the Federal Funds Rate dropped from a range of 5.25% – 5.50% to 4.25% - 4.50%. However, U.S. Treasury yields and Secured Overnight Financing Rate (“SOFR”) swap rates have not responded in kind with 10-Year U.S. Treasury yields increasing from 3.79% at September 30, 2024 to 4.57% at December 31, 2024 and the five-year forward SOFR swap rates increasing from 3.21% to 3.97%, respectively, during the same period. The difference between the changes in the Federal Funds Rate and U.S. Treasury yields and forward SOFR swap rates reflect market expectations of increased inflationary pressures in the coming months and years. Consequently, the Fed may maintain an elevated Federal Funds Rate, or determine to raise the Federal Funds Rate again, during 2025 and beyond if inflation begins to rise.

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

●	Healthcare Wage Inflation. The COVID-19 epidemic affected the healthcare industry in many ways. Many stories exist about U.S. healthcare workers, especially nurses, experiencing burnout due to the length and severity of the epidemic, and this has caused many nurses and other medical professionals to switch jobs within the medical profession or quit their professions altogether. This phenomenon has led to material increases in labor costs for healthcare systems, especially hospital systems, as some employers have had to rely on higher cost contract nursing labor to sustain their businesses. Although reliance on contract nursing and overall healthcare wage inflation moderated during 2024, the overall increase in healthcare labor costs remains. Whether enhanced technology and cost-saving measures and increased reimbursements from payors will help offset these costs remains to be seen.

●	Changes in third party reimbursement methods and policies. The price of healthcare services has been increasing, and, as a result, we believe that third-party payors, such as Medicare and commercial insurance companies, will continue to scrutinize and reduce the types of healthcare services eligible for, and the amounts of, reimbursement under their health insurance plans. Additionally, many employer-based insurance plans continue to increase the percentage of insurance premiums for which covered individuals are responsible, which makes healthcare services more expensive for individuals. These trends were exacerbated by the COVID-19 epidemic, as medical expenditures increased significantly during the epidemic and have not yet returned to pre-COVID-19 levels. If these trends continue, our tenants’ businesses will continue to be negatively affected, which may impact their ability to pay rent to us.

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

We consider our critical accounting estimates to be those used in the determination of the reported amounts and disclosure related to the following:

●Investment in Real Estate
●Impairment of Long-Lived Assets
●Revenue Recognition

Investment in Real Estate

All of our facility acquisitions for the years ended December 31, 2024 and 2023 were accounted for as asset acquisitions because substantially all of the fair value of the gross assets that we acquired were concentrated in a single asset or group of similar identifiable assets. Accordingly, the purchase prices of acquired tangible and intangible assets and liabilities were recorded and allocated at fair value on a relative basis. The recorded allocations are based on estimated cash flow projections of the properties acquired, which incorporates discount, capitalization and interest rates as well as available comparable market information. We use considerable judgement in our estimates of cash flow projections, discount, capitalization and interest rates, fair market lease rates, carrying costs during hypothetical expected lease-up periods, and costs to execute similar leases.

While our methodology for purchase price allocations did not change during the year ended December 31, 2024, the real estate market is fluid and our assumptions are based on information currently available in the market at the time of acquisition. Significant increases or decreases in these key estimates, particularly with regards to cash flow projections and discount and capitalization rates, would result in a significantly lower or higher fair value allocated to acquired tangible and intangible assets and liabilities.

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

Consolidated Results of Operations

For a discussion related to our results of operations for the year ended December 31, 2023 compared to the year ended December 31, 2022, refer to Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the SEC on February 28, 2024.

Year Ended December 31, 2024 Compared to Year Ended December 31, 2023

	Year Ended December 31,
	2024	2023	$ Change

	(in thousands)
Revenue
Rental revenue	$138,410	$140,934	$(2,524)
Other income	370	115	255
Total revenue	138,780	141,049	(2,269)

Expenses
General and administrative	21,123	16,853	4,270
Operating expenses	29,251	28,082	1,169
Depreciation expense	40,427	41,266	(839)
Amortization expense	14,932	16,869	(1,937)
Interest expense	28,689	30,893	(2,204)
Transaction expense	155	44	111
Total expenses	134,577	134,007	570
Income before other income (expense)	4,203	7,042	(2,839)
Gain on sale of investment properties	4,205	15,560	(11,355)
Impairment of investment property	(1,696)	—	(1,696)
Equity loss from unconsolidated joint venture	(20)	—	(20)
Loss on extinguishment of debt	—	(868)	868
Net income	$6,692	$21,734	$(15,042)

Revenue

Total Revenue

Total revenue for the year ended December 31, 2024 was $138.8 million, compared to $141.0 million for the same period in 2023, a decrease of $2.2 million. The decrease primarily resulted from the full year impact of three property dispositions that were completed during the year ended December 31, 2023 and the impact from seven property dispositions that were completed during the year ended December 31, 2024, partially offset by the impact of 15 properties that were acquired in 2024. Within that decrease, $19.4 million in revenue was recognized from net lease expense recoveries during the year ended December 31, 2024, compared to $19.5 million for the same period in 2023.

Expenses

General and Administrative

General and administrative expenses for the year ended December 31, 2024 were $21.1 million, compared to $16.9 million for the same period in 2023, an increase of $4.2 million. The increase primarily resulted from $3.2 million that was expensed in 2024 related to cash severance costs owed to Mr. Jeffery Busch, our Chairman and Chief Executive Officer, pursuant to the Transition and Separation Agreement and General Release of Claims, dated January 8, 2025, by and among the Company, Inter-American Management LLC and Mr. Busch, and an increase in non-cash LTIP compensation expense, which was $5.1 million for the year ended December 31, 2024, compared to $4.2 million for the same period in 2023.

Operating Expenses

Operating expenses for the year ended December 31, 2024 were $29.3 million, compared with $28.1 million for the same period in 2023, an increase of $1.2 million. While the increase compared to 2023 was not significant, the increase relative to revenue reflects the impact of tenants placed on cash basis accounting in the fourth quarter of 2023 and the second quarter of 2024, partially offset by a net reduction in costs at other properties. Included in these amounts were $19.4 million of recoverable property operating expenses incurred during the year ended December 31, 2024, compared to $19.5 million for the same period in 2023. In addition, our operating expenses included $5.7 million of non-recoverable property operating expenses from gross leases for the year ended December 31, 2024, compared to $5.9 million for the same period in 2023.

Depreciation Expense

Depreciation expense for the year ended December 31, 2024 was $40.4 million, compared to $41.3 million for the same period in 2023, a decrease of $0.9 million. The decrease primarily resulted from the full year impact of three property dispositions that were completed during the year ended December 31, 2023 and the impact from seven property dispositions that were completed during the year ended December 31, 2024, partially offset by the impact of 15 properties that were acquired in 2024.

Amortization Expense

Amortization expense for the year ended December 31, 2024 was $14.9 million, compared to $16.9 million for the same period in 2023, a decrease of $2.0 million. The decrease primarily resulted from the full year impact of three property dispositions that were completed during the year ended December 31, 2023 and the impact from seven property dispositions that were completed during the year ended December 31, 2024, partially offset by the impact of 15 properties that were acquired in 2024.

Interest Expense

Interest expense for the year ended December 31, 2024 was $28.7 million, compared to $30.9 million for the same period in 2023, a decrease of $2.2 million. This decrease was due to lower interest rates and lower average borrowings during the year ended December 31, 2024, compared to the same period in 2023.

The weighted average interest rate of our debt for the year ended December 31, 2024 was 3.94% compared to 4.12% in 2023. Additionally, the weighted average interest rate and term of our debt was 3.75% and 2.0 years, respectively, at December 31, 2024.

Income Before Other Income (Expense)

Income before other income (expense) for the year ended December 31, 2024 was $4.2 million, compared to $7.0 million for the same period in 2023, a decrease of $2.8 million.

Gain on Sale of Investment Properties

During the year ended December 31, 2024, we completed seven dispositions resulting in an aggregate gain of $4.2 million. During the year ended December 31, 2023, we completed three dispositions resulting in an aggregate gain of $15.6 million.

Impairment of Investment Property

In December 2024, we entered into an agreement to sell our facility located in Derby, Kansas. We recognized an impairment loss of $1.7 million during the fourth quarter of 2024 to reduce the carrying value of the asset to its fair value, which was determined to be the contractual sales price less commissions and fees. The sale of this facility was completed in February 2025.

Equity Loss from Unconsolidated Joint Venture

During the year ended December 31, 2024, we recognized a loss from the unconsolidated Joint Venture of $20 thousand, which represented our 12.5% ownership interest in the net loss of the Joint Venture from December 20, 2024, when the Joint Venture was formed, through December 31, 2024.

Loss on Extinguishment of Debt

In December 2023, we completed the defeasance of a CMBS loan resulting in a loss on extinguishment of debt of $0.9 million.

Net Income

Net income for the year ended December 31, 2024 was $6.7 million compared to $21.7 million for the same period in 2023, a decrease of $15.0 million.

Assets and Liabilities

As of December 31, 2024 and 2023, our principal assets consisted of investments in real estate, net, of $1.2 billion. We completed the acquisition of a 15-property portfolio and completed seven disposition transactions during the year ended December 31, 2024. Our liquid assets consisted primarily of cash and cash equivalents and restricted cash of $8.9 million and $6.7 million, as of December 31, 2024 and 2023, respectively.

The increase in our cash and cash equivalents and restricted cash balances to $8.9 million as of December 31, 2024, compared to $6.7 million as of December 31, 2023, was primarily due to net cash provided by operating activities, net proceeds received from the sale of investment properties, net borrowings on our Credit Facility, and net proceeds received from ATM equity issuances, partially offset by funds used to acquire investment properties, the payment of dividends to our common and preferred stockholders and holders of OP Units and LTIP Units, funds used for capital expenditures on existing real estate investments and leasing commissions, the repayment of notes payable, and funds we invested in an unconsolidated joint venture.

The increase in our total liabilities to $700.6 million as of December 31, 2024 compared to $662.0 million as of December 31, 2023, was primarily the result of higher net borrowings outstanding on our Credit Facility, partially offset by a lower notes payable balance outstanding.

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

In 2025, we are contractually obligated to pay, or have capital commitments for, approximately (i) $37.5 million of principal and interest payments on our outstanding debt, and (ii) $0.7 million in ground and operating lease expenses. In addition, if we decide to redeem our preferred stock, we would have to pay the liquidation preference of $77.6 million plus accrued dividends, fees and expenses.

Our long-term (beyond 12 months) liquidity requirements consist primarily of funds necessary to pay for acquisitions, capital and tenant improvements at our properties, scheduled debt maturities, general and administrative expenses, operating expenses, and distributions. Beyond 2025, we are contractually obligated to pay, or have capital commitments for, approximately (i) $666.5 million of principal and interest payments on our outstanding debt, and (ii) $12.0 million in ground and operating lease expenses.

We expect to satisfy our short and long-term liquidity needs through various internal and external sources, including cash flow from operations, debt financing, sales of additional equity securities, the issuance of OP Units in connection with acquisitions of additional properties, proceeds from select property dispositions and recapitalization transactions.

As of December 31, 2024, the Company had aggregate capital improvement commitments and obligations to improve, expand, and maintain the Company’s existing facilities of approximately $24.5 million. Many of these amounts are subject to contingencies that make it difficult to predict when they will be utilized, if at all. In accordance with the terms of the Company’s existing and proposed leases, capital improvement obligations in the next 12 months are expected to total approximately $12.9 million.

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

During the year ended December 31, 2024, we generated gross proceeds of $12.0 million through ATM equity issuances of 1.2 million shares of our common stock at an average offering price of $9.95 per share.

Debt Financing.

Credit Facility. Our Credit Facility consists of (i) the $350 million Term Loan A, (ii) the $150 million Term Loan B, and (iii) the $400 million Revolver. The Credit Facility also contains a $500 million accordion feature. As of February 26, 2025, we had unutilized borrowing capacity under the Credit Facility of $219.4 million.

The Credit Facility is an unsecured facility with a term of (i) four years (beginning on August 1, 2022) for the Revolver (subject to two, six-month extension options), (ii) five years for Term Loan A (beginning on its origination date of May 3, 2021), and (iii) five years and six months (beginning on August 1, 2022) for Term Loan B.

We are subject to a number of financial covenants under the Credit Facility, including, among other things, the following as of the end of each fiscal quarter, (i) a maximum consolidated unsecured leverage ratio of less than 60%, (ii) a maximum consolidated secured leverage ratio of less than 30%, (iii) a maximum consolidated secured recourse leverage ratio of less than 10%, (iv) a minimum fixed charge coverage ratio of 1.50:1.00, (v) a minimum unsecured interest coverage ratio of 1.50:1.00, (vi) a maximum consolidated leverage ratio of less than 60%, and (vii) a minimum net worth of $573 million plus 75% of all net proceeds raised through equity offerings subsequent to March 31, 2022. As of December 31, 2024, management believed it complied with all of the financial and non-financial covenants contained in the Credit Facility.

Other Fixed Debt. We have $14.4 million in gross notes payable as of December 31, 2024, which is comprised of two instruments.

Hedging Instruments. As of December 31, 2024, we had nine interest rate swaps that are used to manage our interest rate risk.  Five of our interest rate swaps related to Term Loan A with a combined notional value of $350 million that fix the SOFR component on Term Loan A through April 2026 at 1.36%. Four of our interest rate swaps related to Term Loan B with a combined notional value of $150 million that fix the SOFR component on Term Loan B through January 2028 at 2.54%.

Total Fixed Debt. Our fixed debt totaled $514.4 million on a gross basis at December 31, 2024, with a weighted average interest rate of 3.18% based on our interest rate swaps at current leverage. The weighted average maturity of our fixed debt was 1.9 years at December 31, 2024.

Cash Flow Information

Net cash provided by operating activities for the year ended December 31, 2024 was $70.0 million, compared to $68.4 million for the same period in 2023. During the 2024 year there was a lower aggregate gain on the sale of investment properties, an impairment loss on an investment property, increases in accounts payable and accrued expenses and other assets and liabilities, and an increase in non-cash LTIP compensation expense, partially offset by lower net income, lower non-cash depreciation and amortization expenses, and a higher tenant receivables balance.

Net cash used in investing activities for the year ended December 31, 2024 was $45.9 million, compared to net cash provided by investing activities of $67.6 million for the same period in 2023. During the 2024 year we used more funds to acquire investment properties, we received less net proceeds from the sale of investment properties, more funds were used for capital expenditures on existing real estate investments and leasing commissions, and we invested funds in an unconsolidated joint venture.

Net cash used in financing activities for the year ended December 31, 2024 was $21.9 million, compared to $143.8 million for the same period in 2023. During the 2024 year, dividends paid to common and preferred stockholders as well as holders of OP Units and LTIP Units and the repayment of our notes payable were partially offset by net borrowings on our Credit Facility and net proceeds received from ATM equity issuances.

Off Balance Sheet Arrangements

We own an interest in an unconsolidated joint venture as described in Note 2 – “Summary of Significant Accounting Policies” in the footnotes to the Consolidated Financial Statements. The joint venture has mortgage debt of $17.6 million, of which our share is $2.2 million. Except in limited circumstances, our risk of loss is limited to our investment in the applicable joint venture. We have no other material off-balance sheet arrangements that we expect would materially affect our liquidity and capital resources.

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

In accordance with the National Association of Real Estate Investment Trusts’ (“NAREIT”) definition, FFO means net income or loss computed in accordance with GAAP before noncontrolling interests of holders of OP Units and LTIP Units, excluding gains (or losses) from sales of property and extraordinary items, property impairment losses, less preferred stock dividends, plus real estate-related depreciation and amortization (excluding amortization of debt issuance costs and the amortization of above and below market leases), and after adjustments for unconsolidated partnerships and joint ventures. Because FFO excludes real estate-related depreciation and amortization (other than amortization of debt issuance costs and above and below market lease amortization expense), the Company believes that FFO provides a performance measure that, when compared period-over-period, reflects the impact to operations from trends in occupancy rates, rental rates, operating costs, development activities and interest costs, providing perspective not immediately apparent from the closest GAAP measurement, net income or loss.

AFFO is a non-GAAP measure used by many investors and analysts to measure a real estate company’s operating performance by removing the effect of items that do not reflect ongoing property operations. Management calculates AFFO by modifying the NAREIT computation of FFO by adjusting it for certain cash and non-cash items and certain recurring and non-recurring items. For the Company these items include recurring acquisition and disposition costs, loss on the extinguishment of debt, recurring straight line deferred rental revenue, recurring stock-based compensation expense, recurring amortization of above and below market leases, recurring amortization of debt issuance costs, severance and transition related expense, and other items.

Management believes that reporting AFFO in addition to FFO is a useful supplemental measure for the investment community to use when evaluating the operating performance of the Company on a comparative basis.

A reconciliation of FFO and AFFO for the years ended December 31, 2024, 2023, and 2022 is as follows:

	Year Ended December 31,
	2024	2023	2022

	(unaudited, in thousands except per share and unit amounts)
Net income	$6,692	$21,734	$19,996
Less: Preferred stock dividends	(5,822)	(5,822)	(5,822)
Depreciation and amortization expense	55,226	58,007	56,611
Gain on sale of investment properties	(4,205)	(15,560)	(6,753)
Impairment of investment property	1,696	—	—
Equity loss from unconsolidated joint venture	20	—	—
FFO attributable to common stockholders and noncontrolling interest	$53,607	$58,359	$64,032
Loss on extinguishment of debt	—	868	—
Amortization of above market leases, net	1,171	1,052	1,027
Straight line deferred rental revenue	(2,091)	(2,636)	(4,251)
Stock-based compensation expense	5,102	4,242	4,681
Amortization of debt issuance costs and other	2,243	2,376	2,201
Severance and transition related expense	3,176	—	—
Transaction expense	155	44	354
AFFO attributable to common stockholders and noncontrolling interest	$63,363	$64,305	$68,044

Net income attributable to common stockholders per share – basic and diluted	$0.01	$0.23	$0.20
FFO attributable to common stockholders and noncontrolling interest per share and unit	$0.75	$0.83	$0.92
AFFO attributable to common stockholders and noncontrolling interest per share and unit	$0.89	$0.91	$0.98

Weighted Average Shares and Units Outstanding – basic and diluted	71,320	70,378	69,662

Weighted Average Shares and Units Outstanding:
Weighted Average Common Shares	65,936	65,550	65,462
Weighted Average OP Units	2,244	2,077	1,669
Weighted Average LTIP Units	3,140	2,751	2,531
Weighted Average Shares and Units Outstanding – basic and diluted	71,320	70,378	69,662

Earnings Before Interest, Taxes, Depreciation and Amortization for Real Estate (EBITDAre) and Adjusted EBITDAre

The Company calculates EBITDAre in accordance with standards established by NAREIT and defines EBITDAre as net income or loss computed in accordance with GAAP plus depreciation and amortization, interest expense, gain or loss on the sale of investment properties, property impairment losses, and adjustments for unconsolidated partnerships and joint ventures, as applicable. The Company defines Adjusted EBITDAre as EBITDAre plus loss on extinguishment of debt, non-cash stock compensation expense, non-cash intangible amortization related to above and below market leases, severance and transition related expense, transaction expense, and other normalizing items. Management considers EBITDAre and Adjusted EBITDAre important measures because they provide additional information to allow management, investors, and our current and potential creditors to evaluate and compare our core operating results and our ability to service debt.

A reconciliation of net income to EBITDAre and Adjusted EBITDAre for the years ended December 31, 2024, 2023, and 2022 is as follows:

	Year Ended December 31,
	2024	2023	2022

	(unaudited and in thousands)
Net income	$6,692	$21,734	$19,996
Interest expense	28,689	30,893	25,230
Depreciation and amortization expense	55,359	58,135	56,723
Gain on sale of investment properties	(4,205)	(15,560)	(6,753)
Impairment of investment property	1,696	—	—
Equity loss from unconsolidated joint venture	20	—	—
EBITDAre	$88,251	$95,202	$95,196
Loss on extinguishment of debt	—	868	—
Stock-based compensation expense	5,102	4,242	4,681
Amortization of above market leases, net	1,171	1,052	1,027
Severance and transition related expense	3,176	—	—
Transaction expense	155	44	354
Adjusted EBITDAre	$97,855	$101,408	$101,258

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

As of December 31, 2024, we had $136.6 million of unhedged borrowings outstanding under the Revolver (before the netting of unamortized debt issuance costs) that bears interest at a variable rate. See “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Liquidity and Capital Resources” for a detailed discussion of our Credit Facility. At December 31, 2024, SOFR on our outstanding floating-rate borrowings was 4.34%. Assuming no increase in the amount of our variable interest rate debt, if SOFR increased 100 basis points, our cash flow would decrease by approximately $1.4 million annually. Assuming no increase in the amount of our variable rate debt, if SOFR were reduced 100 basis points, our cash flow would increase by approximately $1.4 million annually.

As of December 31, 2023, our exposure to interest rate risk was not materially different from our exposure as of December 31, 2024.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Global Medical REIT Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Global Medical REIT Inc. and subsidiaries (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income, equity, and cash flows, for each of the three years in the period ended December 31, 2024, and the related notes and the schedule listed in the Index at Item 15(a)(2) (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2025, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Real Estate Assets — Determination of Impairment Indicators — Refer to Note 2 to the financial statements

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

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the evaluation of real estate assets for possible indications of impairment included the following, among others:

●	We tested the effectiveness of the controls over management’s identification of possible circumstances that may indicate that the carrying amounts of real estate assets are no longer recoverable.

●	We evaluated management’s impairment indicator analysis by:

-	Testing real estate assets for possible indications of impairment, including searching for adverse asset-specific and/or market conditions.
-	Developing an independent expectation of impairment indicators and comparing such expectation to management’s analysis.

/s/ DELOITTE & TOUCHE LLP

McLean, VA

February 28, 2025

We have served as the Company's auditor since 2019.

GLOBAL MEDICAL REIT INC.

Consolidated Balance Sheets

(in thousands, except par values)

	As of December 31,
	2024	2023
Assets
Investment in real estate:
Land	$174,300	$164,315
Building	1,044,019	1,035,705
Site improvements	23,973	21,974
Tenant improvements	69,679	66,358
Acquired lease intangible assets	138,945	138,617
	1,450,916	1,426,969
Less: accumulated depreciation and amortization	(288,921)	(247,503)
Investment in real estate, net	1,161,995	1,179,466
Cash and cash equivalents	6,815	1,278
Restricted cash	2,127	5,446
Tenant receivables, net	7,424	6,762
Due from related parties	270	193
Escrow deposits	711	673
Deferred assets	28,208	27,132
Derivative asset	18,613	25,125
Goodwill	5,903	5,903
Investment in unconsolidated joint venture	2,066	—
Other assets	22,354	15,722
Total assets	$1,256,486	$1,267,700

Liabilities and Equity
Liabilities:
Credit Facility, net of unamortized debt issuance costs of $4,868 and $7,067 at December 31, 2024 and December 31, 2023, respectively	$631,732	$585,333
Notes payable, net of unamortized debt issuance costs of $22 and $66 at December 31, 2024 and December 31, 2023, respectively	14,399	25,899
Accounts payable and accrued expenses	16,468	12,781
Dividends payable	16,520	16,134
Security deposits	3,324	3,688
Other liabilities	14,191	12,770
Acquired lease intangible liability, net	3,936	5,281
Total liabilities	700,570	661,886
Commitments and Contingencies
Equity:
Preferred stock, $0.001 par value, 10,000 shares authorized; 3,105 issued and outstanding at December 31, 2024 and December 31, 2023, respectively (liquidation preference of $77,625 at December 31, 2024 and December 31, 2023, respectively)	74,959	74,959
Common stock, $0.001 par value, 500,000 shares authorized; 66,871 shares and 65,565 shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively	67	66
Additional paid-in capital	734,223	722,418
Accumulated deficit	(293,736)	(238,984)
Accumulated other comprehensive income	18,613	25,125
Total Global Medical REIT Inc. stockholders' equity	534,126	583,584
Noncontrolling interest	21,790	22,230
Total equity	555,916	605,814
Total liabilities and equity	$1,256,486	$1,267,700

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL MEDICAL REIT INC.

Consolidated Statements of Operations

(in thousands, except per share amounts)

	Year Ended December 31,
	2024	2023	2022

Revenue
Rental revenue	$138,410	$140,934	$137,167
Other income	370	115	116
Total revenue	138,780	141,049	137,283

Expenses
General and administrative	21,123	16,853	16,545
Operating expenses	29,251	28,082	25,188
Depreciation expense	40,427	41,266	40,008
Amortization expense	14,932	16,869	16,715
Interest expense	28,689	30,893	25,230
Transaction expense	155	44	354
Total expenses	134,577	134,007	124,040

Income before other income (expense)	4,203	7,042	13,243
Gain on sale of investment properties	4,205	15,560	6,753
Impairment of investment property	(1,696)	—	—
Equity loss from unconsolidated joint venture	(20)	—	—
Loss on extinguishment of debt	—	(868)	—

Net income	$6,692	$21,734	$19,996
Less: Preferred stock dividends	(5,822)	(5,822)	(5,822)
Less: Net income attributable to noncontrolling interest	(59)	(1,122)	(854)
Net income attributable to common stockholders	$811	$14,790	$13,320

Net income attributable to common stockholders per share – basic and diluted	$0.01	$0.23	$0.20

Weighted average shares outstanding – basic and diluted	65,936	65,550	65,462

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL MEDICAL REIT INC.

Consolidated Statements of Comprehensive Income

(in thousands)

	Year Ended December 31,
	2024	2023	2022

Net income	$6,692	$21,734	$19,996
Other comprehensive (loss) income :
(Decrease) increase in fair value of interest rate swap agreements	(6,512)	(9,549)	41,310
Total other comprehensive (loss) income	(6,512)	(9,549)	41,310
Comprehensive income	180	12,185	61,306
Less: Preferred stock dividends	(5,822)	(5,822)	(5,822)
Less: Comprehensive loss (income) attributable to noncontrolling interest	431	(464)	(3,342)
Comprehensive (loss) income attributable to common stockholders	$(5,211)	$5,899	$52,142

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL MEDICAL REIT INC.

Consolidated Statements of Equity

(in thousands, except per share amounts)

								Global
							Accumulated	Medical
					Additional		Other	REIT Inc	Non-
	Common Stock		Preferred Stock		Paid-in	Accumulated	Comprehensive	Stockholders’	controlling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity	Interest	Equity
Balances, January 1, 2022	64,880	65	3,105	74,959	711,414	(157,017)	(6,636)	$622,785	$14,792	$637,577
Net income	—	—	—	—	—	19,142	—	19,142	854	19,996
Issuance of shares of common stock, net	598	1	—	—	9,895	—	—	9,896	—	9,896
LTIP Units and OP Units redeemed for common stock	40	—	—	—	682	—	—	682	(682)	—
Change in fair value of interest rate swap agreements	—	—	—	—	—	—	41,310	41,310	—	41,310
Stock-based compensation expense	—	—	—	—	—	—	—	—	4,681	4,681
Dividends to common stockholders ($0.84 per share)	—	—	—	—	—	(55,009)	—	(55,009)	—	(55,009)
Dividends to preferred stockholders ($1.875 per share)	—	—	—	—	—	(5,822)	—	(5,822)	—	(5,822)
Dividends to noncontrolling interest	—	—	—	—	—	—	—	—	(3,564)	(3,564)
Balances, December 31, 2022	65,518	66	3,105	74,959	721,991	(198,706)	34,674	632,984	16,081	649,065
Net income	—	—	—	—	—	20,611	—	20,611	1,123	21,734
LTIP Units redeemed for common stock	47	—	—	—	427	—	—	427	(427)	—
OP Units issued for a property acquisition	—	—	—	—	—	—	—	—	5,482	5,482
Change in fair value of interest rate swap agreements	—	—	—	—	—	—	(9,549)	(9,549)	—	(9,549)
Stock-based compensation expense	—	—	—	—	—	—	—	—	4,242	4,242
Dividends to common stockholders ($0.84 per share)	—	—	—	—	—	(55,067)	—	(55,067)	—	(55,067)
Dividends to preferred stockholders ($1.875 per share)	—	—	—	—	—	(5,822)	—	(5,822)	—	(5,822)
Dividends to noncontrolling interest	—	—	—	—	—	—	—	—	(4,271)	(4,271)
Balances, December 31, 2023	65,565	66	3,105	74,959	722,418	(238,984)	25,125	583,584	22,230	605,814
Net income	—	—	—	—	—	6,633	—	6,633	59	6,692
Issuance of shares of common stock, net	1,204	1	—	—	10,895	—	—	10,896	—	10,896
LTIP Units redeemed for common stock	102	—	—	—	910	—	—	910	(910)	—
Change in fair value of interest rate swap agreements	—	—	—	—	—	—	(6,512)	(6,512)	—	(6,512)
Stock-based compensation expense	—	—	—	—	—	—	—	—	5,102	5,102
Dividends to common stockholders ($0.84 per share)	—	—	—	—	—	(55,563)	—	(55,563)	—	(55,563)
Dividends to preferred stockholders ($1.875 per share)	—	—	—	—	—	(5,822)	—	(5,822)	—	(5,822)
Dividends to noncontrolling interest	—	—	—	—	—	—	—	—	(4,691)	(4,691)
Balances, December 31, 2024	66,871	$67	3,105	$74,959	$734,223	$(293,736)	$18,613	$534,126	$21,790	$555,916

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL MEDICAL REIT INC.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2024	2023	2022
Operating activities
Net income	$6,692	$21,734	$19,996
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	40,427	41,266	40,008
Amortization of acquired lease intangible assets	14,486	16,691	16,627
Amortization of above market leases, net	1,171	1,052	1,027
Amortization of debt issuance costs and other	2,243	2,376	2,201
Stock-based compensation expense	5,102	4,242	4,681
Capitalized preacquisition and other costs charged to expense	242	177	472
Reserve for uncollectible accounts, net	822	852	—
Gain on sale of investment properties	(4,205)	(15,560)	(6,753)
Impairment of investment property	1,696	—	—
Equity loss from unconsolidated joint venture	20	—	—
Loss on extinguishment of debt	—	868	—
Other	136	433	21
Changes in operating assets and liabilities:
Tenant receivables	(1,484)	426	(2,970)
Deferred assets	(1,913)	(2,863)	(4,339)
Other assets and liabilities	1,992	542	586
Accounts payable and accrued expenses	2,983	(2,023)	4,063
Security deposits	(364)	(1,773)	921
Net cash provided by operating activities	70,046	68,440	76,541

Investing activities
Purchase of land, buildings, and other tangible and intangible assets and liabilities	(81,674)	(442)	(150,927)
Net proceeds from sale of investment properties	57,368	78,919	17,889
Investment in unconsolidated joint venture	(2,086)	—	—
Escrow deposits for purchase of properties	(290)	—	98
Advances (made to) repayments received from related parties	(77)	7	(38)
Payment received on loan made to a tenant	—	—	1,000
Capital expenditures on existing real estate investments	(13,445)	(9,604)	(5,274)
Leasing commissions	(5,738)	(1,264)	—
Net cash (used in) provided by investing activities	(45,942)	67,616	(137,252)

Financing activities
Net proceeds received from common equity offerings	10,896	—	9,896
Escrow deposits required by third party lenders	252	7,160	(1,974)
Repayment of notes payable	(11,544)	(1,262)	(1,158)
Payment for CMBS loan defeasance	—	(31,525)	—
Proceeds from Credit Facility	143,800	83,100	138,600
Repayment of Credit Facility	(99,600)	(136,400)	(15,500)
Payment of debt issuance costs	—	(13)	(3,215)
Dividends paid to common stockholders, and OP Unit and LTIP Unit holders	(59,868)	(59,025)	(58,420)
Dividends paid to preferred stockholders	(5,822)	(5,822)	(5,822)
Net cash (used in) provided by financing activities	(21,886)	(143,787)	62,407
Net increase (decrease) in cash and cash equivalents and restricted cash	2,218	(7,731)	1,696
Cash and cash equivalents and restricted cash—beginning of period	6,724	14,455	12,759
Cash and cash equivalents and restricted cash—end of period	$8,942	$6,724	$14,455

Supplemental cash flow information:
Cash payments for interest	$26,572	$30,149	$21,619
Noncash financing and investing activities:
Accrued dividends payable	$16,520	$16,134	$15,821
Interest rate swap agreements fair value change recognized in other comprehensive (loss) income	$6,512	$9,549	$(41,310)
OP Units and LTIP Units redeemed for common stock	$910	$427	$682
Loan assumed in connection with a facility acquisition	$—	$—	$1,513
Accrued capital expenditures and leasing commissions included in accounts payable and accrued expenses	$2,426	$2,230	$1,365
OP Units issued for a property acquisition	$—	$5,482	$—
Recognition of lease liability related to right of use asset	$—	$4,634	$—
Write off of unamortized debt issuance costs from loan defeasance	$—	$240	$—

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL MEDICAL REIT INC.

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share amounts)

Note 1 – Organization

Global Medical REIT Inc. (the “Company”) is a Maryland corporation and internally managed real estate investment trust (“REIT”) that acquires healthcare facilities and leases those facilities to physician groups and regional and national healthcare systems. The Company holds its facilities and conducts its operations through a Delaware limited partnership subsidiary, Global Medical REIT L.P. (the “Operating Partnership”). The Company serves as the sole general partner of the Operating Partnership through a wholly owned subsidiary of the Company, Global Medical REIT GP LLC, a Delaware limited liability company. As of December 31, 2024, the Company was the 92.6% limited partner of the Operating Partnership, with an aggregate of 7.4% of the Operating Partnership owned by holders of long-term incentive plan units (“LTIP Units”) and third-party limited partners who contributed properties or services to the Operating Partnership in exchange for common limited partnership units (“OP Units”). The Company’s common stock is listed on the New York Stock Exchange under the ticker symbol “GMRE.” The Company's Series A Preferred Stock is listed on the New York Stock Exchange under the ticker symbol "GMRE PrA."

Note 2 – Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, and its equity investment in an unconsolidated joint venture. The Company presents the portion of any equity it does not own but controls (and thus consolidates) as noncontrolling interest. Noncontrolling interest in the Company includes the LTIP Units that have been granted to directors, officers and affiliates of the Company and the OP Units held by third parties. Refer to Note 5 – “Equity” and Note 7 – “Stock-Based Compensation” for additional information regarding the OP Units and LTIP Units.

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

Assets Held for Sale and Sales of Real Estate

The Company classifies a property as held for sale when the following criteria are met: (i) management, having the authority to approve action, commits to a plan to sell the property in its present condition, (ii) the sale of the property is at a price reasonable in relation to its current fair value and (iii) the sale is probable and expected to be completed within one year. At that time, the Company presents the assets and obligations associated with the real estate held for sale separately in its Consolidated Balance Sheets and ceases recording depreciation and amortization expense related to that asset.  Real estate held for sale is reported at the lower of its carrying amount or its estimated fair value less estimated costs to sell. None of the Company’s properties were classified as held for sale as of December 31, 2024 or 2023.

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

	As of December 31,
	2024	2023
Cash and cash equivalents	$6,815	$1,278
Restricted cash	2,127	5,446
Total cash and cash equivalents and restricted cash	$8,942	$6,724

Tenant Receivables, Net

The tenant receivable balance as of December 31, 2024 and 2023 was $7,424 and $6,762, respectively. The balance as of December 31, 2024 consisted of $2,838 in funds owed from the Company’s tenants for rent that the Company had earned but had not yet received, $4,014 of tenant reimbursements, $119 for a loan that was made to one of the Company’s tenants, and $453 of miscellaneous receivables. The balance as of December 31, 2023 consisted of $2,062 in funds owed from the Company’s tenants for rent that the Company had earned but had not yet received, $4,372 of tenant reimbursements, $131 for a loan that was made to one of the Company’s tenants, and $197 of miscellaneous receivables.

Receivables arising from operating leases are accounted for in accordance with ASC Topic 842 “Leases” (“ASC Topic 842”). The Company assesses the likelihood of losses resulting from tenant defaults, or the inability of tenants to make contractual rent and tenant reimbursements at each reporting date. The Company also monitors the liquidity and creditworthiness of its tenants and operators on a continuous basis. If the likelihood of a tenant paying its lease payments is determined to no longer be probable, all tenant receivables, including deferred rent, are written off against revenue and any future revenue for that tenant is recognized only upon receipt of cash. In addition, as of December 31, 2024 and 2023, the Company had a portfolio level reserve of $350 on those leases that were probable of collection to ensure that the tenant lease receivables were not overstated.

Escrow Deposits

The escrow balance as of December 31, 2024 and 2023 was $711 and $673, respectively. Escrow deposits include funds held in escrow to be used for the acquisition of properties in the future and for the payment of taxes and insurance.

Deferred Assets

The deferred assets balance as of December 31, 2024 and 2023 was $28,208 and $27,132, respectively. The balance as of December 31, 2024 consisted of $28,009 in deferred rent receivables resulting from the recognition of revenue from leases with fixed annual rental escalations on a straight-line basis and $199 of other deferred costs. The balance as of December 31, 2023 consisted of $26,757 in deferred rent receivables resulting from the recognition of revenue from leases with fixed annual rental escalations on a straight-line basis and $375 of other deferred costs.

Other Assets

The other assets balance as of December 31, 2024 and 2023 was $22,354 and $15,722, respectively. The balance as of December 31, 2024 consisted of $7,271 for right of use assets, $6,729 in capitalized construction in process costs, $1,451 in prepaid assets, $6,535 in net capitalized leasing commissions, and $368 for net capitalized software costs and miscellaneous assets. Refer to Note 8 – “Leases” for additional details on right of use assets. The balance as of December 31, 2023 consisted of $7,627 for right of use assets, $3,346 in capitalized construction in process costs, $1,379 in prepaid assets, $2,894 in net capitalized leasing commissions, and $476 for net capitalized software costs and miscellaneous assets.

Derivative Instruments - Interest Rate Swaps

The derivative asset balance as of December 31, 2024 and 2023 was $18,613 and $25,125, respectively. In accordance with the Company’s risk management strategy, the purpose of the interest rate swaps is to manage interest rate risk for certain of the Company’s variable-rate debt. The interest rate swaps involve the Company’s receipt of variable-rate amounts from the counterparties in exchange for the Company making fixed-rate payments over the life of the agreements. The Company accounts for derivative instruments in accordance with the provisions of ASC Topic 815, “Derivatives and Hedging.” Refer to Note 4 – “Credit Facility, Notes Payable and Derivative Instruments” for additional details.

Other Liabilities

The other liabilities balance as of December 31, 2024 and 2023 was $14,191 and $12,770 respectively. The balance as of December 31, 2024 consisted of $7,461 for right of use liabilities and $6,730 of prepaid rent. The balance as of December 31, 2023 consisted of $7,680 for right of use liabilities and $5,090 of prepaid rent. Refer to Note 8 – “Leases” for additional details on right of use liabilities.

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

Goodwill

As of December 31, 2024 and 2023, the Company’s goodwill balance was $5,903. Goodwill represents the excess of consideration paid over the fair value of underlying identifiable net assets of businesses acquired. The Company’s goodwill balance was derived from the management internalization transaction. Goodwill has an indefinite life and is not amortized, but is tested for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company’s policy is to perform its annual goodwill impairment evaluation as of the first day of the fourth quarter of its fiscal year. The Company has one reporting unit.

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

Unconsolidated Joint Venture

On December 20, 2024, the Company entered into an agreement to sell certain assets to a newly formed joint venture, GII Global Medical Holdings LLC (the “Joint Venture”), with the Company through its Operating Partnership and Heitman Global Real Estate REIT LLC (“Heitman”) and their subsidiaries. The Company retained an ownership interest of 12.5% in the Joint Venture with Heitman retaining the remaining 87.5% interest.

The Company performed a qualitative analysis, including an evaluation of the Joint Venture's ability to finance its activities without additional subordinated financial support. The Company also considered which equity holder in the Joint Venture, if any, has the power to direct the activities most significant to the Joint Venture’s economic performance, whether the equity holders as a group lack the characteristics of a controlling financial interest, and whether they have the obligation to absorb losses of the Joint Venture or the right to receive benefits from it that could be significant to the Joint Venture. Based on this analysis, the Company determined that the Joint Venture has sufficient equity investment at risk to finance its activities without additional subordinated financial support, and that the Joint Venture’s equity holders are obligated to both absorb expected losses and receive expected returns.

The Company further concluded that the Joint Venture is structured with substantive voting rights, such that the decisions that most significantly affect the Joint Venture's economic outcome are made relative to the ownership interests of the equity holders. Therefore, the Company determined that the entity should be accounted for under the voting interest model.

Heitman, through its voting interest, controls the entity. Accordingly, the Company accounts for its interest in the Joint Venture using the equity method of accounting. Under the equity method, the Company initially recorded the investment at cost and subsequently adjusts the investment for the Company’s share of the equity in earnings or losses, as well as for any cash contributions and distributions.

The Company’s net equity investment in the unconsolidated Joint Venture is included in the "Investment in unconsolidated joint venture" line item on the Company’s Consolidated Balance Sheets. The Company’s share of net income or loss from the Joint Venture is included in the "Equity loss from unconsolidated joint venture" line item on the Company’s Consolidated Statements of Operations. The Company uses the cumulative earnings approach to determine the cash flow presentation of distributions from the unconsolidated joint venture. Under this approach, distributions up to the amount of cumulative equity in earnings recognized are classified as cash inflows from operating activities, while distributions in excess of that amount are classified as cash inflows from investing activities. Refer to Note 3 – “Property Portfolio” for additional details regarding the Company’s investment in the Joint Venture.

Impairment of Investment in Unconsolidated Joint Venture

During the Company’s ownership of properties that are held in the Joint Venture and accounted for under the equity method and considered unconsolidated entities, the Company recognizes an impairment loss when circumstances indicate that a decrease in the value of an equity method investment has occurred and that it is other than temporary. This determination requires significant judgment.

To assess whether the impairment loss is other than temporary, the Company considers its ability and intent to hold the investment until its carrying value is fully recovered. The Company evaluates the impairment of its investment in the unconsolidated Joint Venture in accordance with accounting standards for equity investments. First, the Company reviews the investment for indicators of impairment. If indicators are present, the Company estimates the fair value of the investment. If the carrying value of the investment exceeds the estimated fair value, the Company assesses whether the impairment is temporary or other than temporary.

In making this assessment, the Company considers the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the Joint Venture, and the Company’s intent and ability to retain the interest long enough for a recovery in market value. If the Company concludes that the impairment is other than temporary, the investment is reduced to its estimated fair value.

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

Segment Reporting

In December 2024, the Company adopted ASU No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” ASU No. 2023-07 does not change how a public entity identifies its operating segments, aggregates them or applies the quantitative thresholds to determine its reportable segments and all disclosures required under ASC Topic 280, “Segment Reporting” continue to be required. ASC Topic 280 establishes standards for reporting financial and descriptive information about a public entity’s reportable segments. The Company adopted ASU 2023-07 for its fiscal year 2024 annual financial statements and interim financial statements thereafter and has applied this standard retrospectively for all periods presented. The Company’s adoption of ASU No. 2023-07 did not have a material impact on its financial condition, results of operations or financial statement disclosures.

The Company acquires healthcare facilities and leases those facilities to physician groups and regional and national healthcare systems and derives its revenue primarily from the leasing of those facilities. The Company operates and manages its business as one reportable operating segment. Resources are allocated and financial performance is assessed by the Company’s Chief Executive Officer, its chief operating decision maker, or the CODM. The CODM is provided with and reviews total consolidated assets and consolidated net income or loss and uses this information to assess the performance of the Company’s portfolio and makes operating decisions accordingly. There are no significant segment operating expenses that require disclosure other than the expense categories on the Company’s Consolidated Statements of Operations.

Note 3 – Property Portfolio

Summary of Properties Acquired and Sold During the Year Ended December 31, 2024

During the year ended December 31, 2024, the Company completed the acquisition of a 15-property portfolio. For this acquisition, substantially all of the fair value was concentrated in a single identifiable asset or group of similar identifiable assets and, therefore, this acquisition represents an asset acquisition. Accordingly, transaction costs for this acquisition was capitalized.

During the year ended December 31, 2024, the Company completed seven dispositions. In June 2024, the Company sold an in-patient rehabilitation facility located in Mishawaka, Indiana receiving gross proceeds of $8.1 million, resulting in a loss of $3.4 million. In July 2024, the Company sold a medical office building located in Panama City, Florida receiving gross proceeds of $11.0 million, resulting in a gain of $1.7 million. In September 2024, the Company sold a medical office building located in Panama City Beach, Florida receiving gross proceeds of $1.1 million, resulting in a gain of $0.1 million. In December 2024, the Company sold two medical office buildings located in Carson City, Nevada receiving gross proceeds of $1.0 million, resulting in a loss of $2.4 million. In December 2024, the Company sold three medical office buildings located in Ellijay, Georgia receiving gross proceeds of $4.3 million, resulting in a gain of $0.7 million. In December 2024, in connection with the formation of the Joint Venture, the Company sold two assets to the Joint Venture consisting of a medical office building located in High Point, North Carolina receiving gross proceeds of $28.0 million resulting in gain of $6.2 million and a medical office building located in Fort Worth, Texas receiving gross proceeds of $7.2 million, resulting in a gain of $1.3 million.

A rollforward of the gross investment in land, building, improvements, and acquired lease intangible assets as of December 31, 2024 is as follows:

			Site	Tenant	Acquired Lease	Gross Investment in
	Land	Building	Improvements	Improvements	Intangible Assets	Real Estate
Balances as of December 31, 2023	$164,315	$1,035,705	$21,974	$66,358	$138,617	$1,426,969
Facility Acquired – Date Acquired:
Minot – 7/11/24	935	7,324	144	103	676	9,182
Clinton – 7/11/24	938	4,829	188	256	657	6,868
Westland – 7/11/24	921	3,630	157	99	540	5,347
Cerritos – 7/11/24	3,424	1,244	107	106	392	5,273
Spartanburg – 7/11/24	890	2,613	168	390	517	4,578
Conway – 10/2/24	2,430	7,415	188	372	897	11,302
Little Rock – 10/2/24	1,449	6,579	164	284	741	9,217
Russellville – 10/2/24	1,086	4,022	218	205	491	6,022
Sarasota – 10/2/24	643	4,133	—	548	712	6,036
Venice – 10/2/24	1,102	2,830	123	187	426	4,668
Ruskin – 10/2/24	242	1,443	28	45	175	1,933
6807 Bradenton – 10/2/24	1,225	626	22	68	180	2,121
2101 Bradenton – 10/2/24	967	1,372	52	64	235	2,690
2203 Bradenton – 10/2/24	408	913	35	37	132	1,525
6002 Bradenton – 10/2/24	1,679	2,985	112	190	463	5,429
Capitalized costs(1)	—	5,494	1,481	4,828	—	11,803
Total Additions:	18,339	57,452	3,187	7,782	7,234	93,994
Facility Sold – Date Sold:
Mishawaka – 6/27/24	(1,924)	(10,084)	(75)	(1,798)	(2,223)	(16,104)
Panama City – 7/12/24	(1,117)	(7,201)	(165)	(841)	(1,141)	(10,465)
Panama City Beach – 9/19/24	(272)	(606)	(21)	(84)	(149)	(1,132)
Carson City – 12/6/2024	(760)	(3,268)	—	—	—	(4,028)
Ellijay – 12/17/2024	(777)	(2,929)	(136)	(408)	(870)	(5,120)
High Point – 12/20/2024(2)	(1,749)	(20,417)	(504)	(869)	(1,656)	(25,195)
Fort Worth – 12/20/2024(2)	(1,487)	(3,333)	(251)	(445)	(787)	(6,303)
Total Dispositions:	(8,086)	(47,838)	(1,152)	(4,445)	(6,826)	(68,347)
Impairment of investment property(3)	(268)	(1,300)	(36)	(16)	(80)	(1,700)
Balances as of December 31, 2024	$174,300	$1,044,019	$23,973	$69,679	$138,945	$1,450,916
(1)	Represents capital projects that were completed and placed in service during the year ended December 31, 2024 related to the Company’s existing facilities.
(2)	These two facilities were sold to the Joint Venture in connection with its formation.
(3)	In December 2024, the Company entered into an agreement to sell its facility located in Derby, Kansas. The Company recognized an impairment loss of $1.7 million during the year ended December 31, 2024 to reduce the carrying value of the asset to its fair value. The fair value was determined to be the contractual sales price less commissions and fees.

Depreciation expense was $40,427, $41,266, and $40,008 for the years ended December 31, 2024, 2023, and 2022, respectively.

As of December 31, 2024, the Company had aggregate capital improvement commitments and obligations to improve, expand, and maintain the Company’s existing facilities of approximately $24,500. Many of these amounts are subject to contingencies that make it difficult to predict when they will be utilized, if at all. In accordance with the terms of the Company’s leases, capital improvement obligations in the next twelve months are expected to total approximately $12,900.

Summary of Properties Acquired and Sold During the Year Ended December 31, 2023

During the year ended December 31, 2023, the Company completed one acquisition. For this acquisition, substantially all of the fair value was concentrated in a single identifiable asset or group of similar identifiable assets and, therefore, this acquisition represents an asset acquisition. Accordingly, transaction costs for this acquisition were capitalized.

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

Lease Intangible Assets and Liabilities

The following is a summary of the carrying amount of lease intangible assets and liabilities:

	As of December 31, 2024
		Accumulated
	Cost	Amortization	Net
Assets
In-place leases	$77,698	$(50,714)	$26,984
Above market leases	24,599	(13,201)	11,398
Leasing costs	36,648	(21,326)	15,322
	$138,945	$(85,241)	$53,704
Liability
Below market leases	$14,073	$(10,137)	$3,936

	As of December 31, 2023
		Accumulated
	Cost	Amortization	Net
Assets
In-place leases	$77,037	$(44,249)	$32,788
Above market leases	24,961	(10,318)	14,643
Leasing costs	36,619	(18,556)	18,063
	$138,617	$(73,123)	$65,494
Liability
Below market leases	$13,595	$(8,314)	$5,281

The following is a summary of the acquired lease intangible amortization:

	Year Ended December 31,
	2024	2023	2022
Amortization expense related to in-place leases	$9,942	$11,612	$11,685
Amortization expense related to leasing costs	$4,544	$5,079	$4,942
Decrease in rental revenue related to above market leases	$3,180	$3,384	$3,295
Increase in rental revenue related to below market leases	$(2,009)	$(2,332)	$(2,268)

As of December 31, 2024, scheduled future aggregate net amortization of the acquired lease intangible assets and liabilities for each year ended December 31 is listed below:

	Net Decrease	Net Increase
	in Revenue	in Expense
2025	$(1,579)	$11,565
2026	(1,669)	9,736
2027	(1,231)	6,968
2028	(955)	5,713
2029	(831)	4,212
Thereafter	(1,197)	4,112
Total	$(7,462)	$42,306

For the year ended December 31, 2024, the weighted average amortization period for asset lease intangibles and liability lease intangibles are 3.4 years and 2.6 years, respectively.

Investment in Unconsolidated Joint Venture

As of December 31, 2024, the Company had one investment in an unconsolidated Joint Venture, which as of December 31, 2024 held investments in two properties located in North Carolina and Texas. The Company retains a 12.5% interest in the Joint Venture. The Company’s maximum exposure related to the Joint Venture is limited to the amount of its investment. The Joint Venture had total debt outstanding of $17.6 million as of December 31, 2024, all of which was non-recourse to the Company. For the year ended December 31, 2024, the Company recognized a loss of $20 from its equity interest in the net loss of the Joint Venture.

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

The Operating Partnership is subject to a number of financial covenants under the Credit Facility, including, among other things, the following as of the end of each fiscal quarter, (i) a maximum consolidated unsecured leverage ratio of less than 60%, (ii) a maximum consolidated secured leverage ratio of less than 30%, (iii) a maximum consolidated secured recourse leverage ratio of less than 10%, (iv) a minimum fixed charge coverage ratio of 1.50:1.00, (v) a minimum unsecured interest coverage ratio of 1.50:1.00, (vi) a maximum consolidated leverage ratio of less than 60%, and (vii) a minimum net worth of $573 million plus 75% of all net proceeds raised through equity offerings subsequent to March 31, 2022. As of December 31, 2024, management believed it complied with all of the financial and non-financial covenants contained in the Credit Facility.

The Company has entered into interest rate swaps to hedge its interest rate risk on the Term Loans through their respective maturities. For additional information see the “Derivative Instruments - Interest Rate Swaps” section herein.

During the year ended December 31, 2024, the Company borrowed $143,800 under the Credit Facility and repaid $99,600, for a net amount borrowed of $44,200. During the year ended December 31, 2023, the Company borrowed $83,100 under the Credit Facility and repaid $136,400, for a net amount repaid of $53,300. Interest expense incurred on the Credit Facility was $25,628, $25,868, and $20,274 for the years ended December 31, 2024, 2023, and 2022, respectively.

As of December 2024 and 2023, the Company had the following outstanding borrowings under the Credit Facility:

	December 31, 2024	December 31, 2023
Revolver	$136,600	$92,400
Term Loan A	350,000	350,000
Term Loan B	150,000	150,000
Credit Facility, gross	636,600	592,400
Less: Unamortized debt issuance costs	(4,868)	(7,067)
Credit Facility, net	$631,732	$585,333

Costs incurred related to the Credit Facility, net of accumulated amortization, are netted against the Company’s “Credit Facility, net of unamortized debt issuance costs” balance in the accompanying Consolidated Balance Sheets. The Company paid $13 related to amendments and modifications to the Credit Facility during the year ended December 31, 2023. Amortization expense incurred was $2,198, $2,199, and $1,995 for the years ended December 31, 2024, 2023, and 2022, respectively, and is included in the “Interest Expense” line item in the accompanying Consolidated Statements of Operations.

Notes Payable, Net of Debt Issuance Costs

The Company entered into or assumed loans in connection with the acquisitions of the Rosedale, Dumfries, and Toledo facilities. The Dumfries loan matured and was paid in full in June 2024. As of December 31, 2024 and 2023, the Company had the following outstanding borrowings under these loans:

	December 31, 2024	December 31, 2023
Rosedale loan (1)	$13,158	$13,563
Dumfries loan (2)	—	11,034
Toledo loan (3)	1,263	1,368
Notes payable, gross	14,421	25,965
Unamortized debt issuance costs	(22)	(66)
Notes payable, net	$14,399	$25,899
(1)	The Rosedale loan has an annual interest rate of 3.85% and matures on July 31, 2025.
(2)	The Dumfries loan had an annual interest rate of 4.68% and matured and was paid in full on June 1, 2024.
(3)	The Toledo loan has an annual interest rate of 5.0% and matures on July 30, 2033.

Amortization expense incurred related to the debt issuance costs on these loans was $44, $146, and $155, for the years ended December 31, 2024, 2023, and 2022, respectively, and is included in the “Interest Expense” line item in the accompanying Consolidated Statements of Operations. Additionally, in connection with the Cantor Loan defeasance $240 of unamortized debt issuance costs were written off during the year ended December 31, 2023 and included as a component of the “Loss on Extinguishment of Debt” line item in the accompanying Consolidated Statements of Operations.

On March 31, 2016, the Company entered into a $32,097 CMBS loan (the “Cantor Loan”). On December 6, 2023, the Company defeased the Cantor Loan in accordance with the provisions of the underlying loan agreement. The defeasance resulted in a total payment of $31,525 during the year ended December 31, 2023, which consisted of the payment of the outstanding principal balance on December 6, 2023 of $30,897 and transaction costs of $628. The transaction costs are included as a component of the “Loss on Extinguishment of Debt” line item in the accompanying Consolidated Statements of Operations. The total loss on extinguishment of debt during the year ended December 31, 2023 resulting from the defeasance was $868.

The Company made principal payments of $11,544 and $32,159 during the years ended December 31, 2024 and 2023, respectively. Interest expense incurred on these loans was $819, $2,680, and $2,806 for the years ended December 31, 2024, 2023, and 2022, respectively.

As of December 31, 2024, scheduled principal payments due for each year ended December 31 were as follows:

2025	$13,268
2026	117
2027	124
2028	131
2029	139
Thereafter	642
Total	$14,421

Derivative Instruments - Interest Rate Swaps

As of December 31, 2024, the Company had nine interest rate swaps that are used to manage its interest rate risk by fixing the SOFR component of the Term Loans through their maturities. Five of the Company’s interest rate swaps related to Term Loan A with a combined notional value of $350 million that fix the SOFR component on Term Loan A through April 2026 at 1.36%. Four of the Company’s interest rate swaps related to Term Loan B with a combined notional value of $150 million that fix the SOFR component on Term Loan B through January 2028 at 2.54%.

The Company records the swaps either as an asset or a liability measured at its fair value at each reporting period. When hedge accounting is applied, the change in the fair value of derivatives designated and that qualify as cash flow hedges is (i) recorded in accumulated other comprehensive income in the equity section of the Company’s Consolidated Balance Sheets and (ii) subsequently reclassified into earnings as interest expense for the period that the hedged forecasted transactions affect earnings. If specific hedge accounting criteria are not met, changes in the Company’s derivative instruments’ fair value are recognized currently as an adjustment to net income. As of December 31, 2024 and 2023, all of the Company’s swaps met the criteria for hedge accounting.

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

The fair value of the Company’s interest rate swaps was an asset of $18,613 and $25,125 as of December 31, 2024 and 2023, respectively. The balances are included in the “Derivative Asset” line item on the Company’s Consolidated Balance Sheets as of December 31, 2024 and 2023, respectively.

The table below details the components of the amounts presented on the accompanying Consolidated Statements of Comprehensive Income recognized on the Company’s interest rate swap agreements designated as cash flow hedges:

	Year Ended December 31,
	2024	2023	2022
Amount of gain recognized in other comprehensive (loss) income	$(10,683)	$(6,056)	$(41,068)
Amount of gain (loss) reclassified from accumulated other comprehensive income into interest expense	17,195	15,605	(242)
Total change in accumulated other comprehensive income	$6,512	$9,549	$(41,310)

During the next twelve months, the Company estimates that an additional $11,801 will be reclassified as a decrease to interest expense. Additionally, during the years ended December 31, 2024, 2023, and 2022, the Company recorded total interest expense in its Consolidated Statements of Operations of $28,689, $30,893, and $25,230, respectively.

Weighted-Average Interest Rate and Term

The weighted average interest rate and term of the Company’s debt was 3.75% and 2.0 years, respectively, at December 31, 2024, compared to 3.83% and 2.9 years, respectively, as of December 31, 2023.

Note 5 –Equity

Preferred Stock

The Company’s charter authorizes the issuance of 10,000 shares of preferred stock, par value $0.001 per share. As of December 31, 2024 and 2023, there were 3,105 shares of Series A Cumulative Redeemable Preferred Stock (“Series A Preferred Stock”), issued and outstanding. The Series A Preferred Stock has a liquidation preference of $25 per share.

Preferred stock dividend activity for the years ended December 31, 2024 and 2023 is summarized in the following table:

		Applicable		Quarterly		Dividends
Date Announced	Record Date	Quarter	Payment Date	Dividend		per Share

December 7, 2022	January 15, 2023	Q4 2022	January 31, 2023	$1,455		$0.46875
March 10, 2023	April 15, 2023	Q1 2023	May 1, 2023	$1,455		$0.46875
June 9, 2023	July 15, 2023	Q2 2023	July 31, 2023	$1,455		$0.46875
September 8, 2023	October 15, 2023	Q3 2023	October 31, 2023	$1,455		$0.46875
December 12, 2023	January 15, 2024	Q4 2023	January 31, 2024	$1,455		$0.46875
March 7, 2024	April 15, 2024	Q1 2024	April 30, 2024	$1,455		$0.46875
June 6, 2024	July 15, 2024	Q2 2024	July 31, 2024	$1,455		$0.46875
September 5, 2024	October 15, 2024	Q3 2024	October 31, 2024	$1,455		$0.46875
December 4, 2024	January 15, 2025	Q4 2024	January 31, 2025	$1,455	(1)	$0.46875
(1)	Two months of this amount, equal to $970, was accrued at December 31, 2024.

The holders of the Series A Preferred Stock are entitled to receive dividend payments only when, as and if declared by the Company’s board of directors (the “Board”) (or a duly authorized committee of the Board). Dividends will accrue or be payable in cash from the original issue date, on a cumulative basis, quarterly in arrears on each dividend payment date at a fixed rate per annum equal to 7.50% of the liquidation preference of $25.00 per share (equivalent to $1.875 per share on an annual basis). The Series A Preferred Stock may be partially or fully redeemed by the Company. Dividends on the Series A Preferred Stock are cumulative and accrue whether or not (i) funds are legally available for the payment of those dividends, (ii) the Company has earnings or (iii) those dividends are declared by the Board. The quarterly dividend payment dates on the Series A Preferred Stock are January 31, April 30, July 31 and October 31 of each year. During each of the years ended December 31, 2024 and 2023, the Company paid preferred dividends of $5,822.

Common Stock

The Company has 500,000 authorized shares of common stock, $0.001 par value. As of December 31, 2024 and 2023, there were 66,871 and 65,565 outstanding shares of common stock, respectively.

Common stock dividend activity for the years ended December 31, 2024 and 2023 is summarized in the following table:

		Applicable		Dividend	Dividends
Date Announced	Record Date	Quarter	Payment Date	Amount(1)	per Share

December 7, 2022	December 22, 2022	Q4 2022	January 9, 2023	$14,642	$0.21
March 10, 2023	March 24, 2023	Q1 2023	April 11, 2023	$14,688	$0.21
June 9, 2023	June 23, 2023	Q2 2023	July 11, 2023	$14,819	$0.21
September 8, 2023	September 22, 2023	Q3 2023	October 10, 2023	$14,819	$0.21
December 12, 2023	December 27, 2023	Q4 2023	January 9, 2024	$14,819	$0.21
March 7, 2024	March 22, 2024	Q1 2024	April 9, 2024	$14,901	$0.21
June 6, 2024	June 21, 2024	Q2 2024	July 9, 2024	$14,912	$0.21
September 5, 2024	September 20, 2024	Q3 2024	October 8, 2024	$15,109	$0.21
December 4, 2024	December 20, 2024	Q4 2024	January 8, 2025	$15,164	$0.21
(1)	Includes dividends on granted LTIP Units and OP Units issued to third parties.

During the years ended December 31, 2024 and 2023, the Company paid total dividends on its common stock, LTIP Units, and OP Units in the aggregate amount of $59,868 and $59,025, respectively.

As of December 31, 2024 and 2023, the Company had accrued dividend balances of $386 and $345 for dividends payable on the aggregate annual and long-term LTIP Units that are subject to retroactive receipt of dividends on the amount of LTIP Units ultimately earned. During the year ended December 31, 2024, $168 of dividends were accrued and $127 of dividends were paid related to these units. During the year ended December 31, 2023, $193 of dividends were accrued and $57 of dividends were paid related to these units.

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

During the year ended December 31, 2024, the Company generated gross proceeds of $11,990 through ATM equity issuances of 1,204 shares of the Company’s common stock at an average offering price of $9.95 per share. During the year ended December 31, 2023, no shares were sold under the ATM.

OP Units

During the year ended December 31, 2024, the Operating Partnership did not issue or redeem any OP Units. During the year ended December 31, 2023, the Operating Partnership issued 577 OP Units with a value of $5,482 in connection with a facility acquisition and did not redeem any OP Units.

The OP Unit value at issuance and redemption is based on the Company’s closing share price on the date of the respective transaction and is included as a component of noncontrolling interest equity in the Company’s Consolidated Balance Sheets as of December 31, 2024 and 2023. The Company has sufficient shares of common stock authorized pursuant to its charter to cover the redemption of outstanding OP Units.

Note 6 –Related Party Transactions

Related Party Balances

The due from related parties balance as of December 31, 2024 and 2023 was $270 and $193, respectively. These balances primarily consist of taxes paid on behalf of LTIP Unit and OP Unit holders that are reimbursable to the Company. The Company had no amounts due to related parties as of December 31, 2024 and 2023.

Note 7 – Stock-Based Compensation

2016 Equity Incentive Plan

The 2016 Equity Incentive Plan, as amended (the “Plan”), is intended to assist the Company and its affiliates in recruiting and retaining employees of the Company, members of the Board, executive officers of the Company, and individuals who provide services to the Company and its affiliates.

The Plan is intended to permit the grant of both qualified and non-qualified options and the grant of stock appreciation rights, restricted stock, unrestricted stock, awards of restricted stock units, performance awards and other equity-based awards (including LTIP Units). Based on the grants outstanding as of December 31, 2024, there were 1,903 shares of common stock that remain available to be granted under the Plan. Units subject to awards under the Plan that are forfeited, cancelled, lapsed, or otherwise expired (excluding shares withheld to satisfy exercise prices or tax withholding obligations) are available for grant.

Time-Based Grants

During the year ended December 31, 2024, the following LTIP Units were issued by the Company:

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
			33.33% on June 10, 2026; and
			33.33% on June 10, 2027;

During the year ended December 31, 2024, certain participants redeemed an aggregate of 101 vested LTIP Units for the Company’s common stock and forfeited an aggregate of three LTIP Units. A detail of the Company’s outstanding time-based LTIP Units as of December 31, 2024 is as follows:

Vested units	2,491
Unvested units	605
LTIP Units outstanding as of December 31, 2024	3,096

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

During the year ended December 31, 2024, certain participants forfeited an aggregate of three Performance Awards. A detail of the Performance Awards under the 2022, 2023 and 2024 programs as of December 31, 2024 is as follows:

2022 Long-Term Awards	96
2023 Long-Term Awards	154
2024 Annual Awards (1)	149
2024 Long-Term Awards (2)	228
Total target Performance Awards as of December 31, 2024	627
(1)	Approved by the Board on February 21, 2024. The number of target LTIP Units was based on the average closing price of the Company’s common stock reported on the New York Stock Exchange (“NYSE”) over the 15 trading days preceding the award date.
(2)	Approved by the Board on February 21, 2024. The number of target LTIP Units was based on the fair value of the Long-Term Awards as determined by an independent valuation consultant.

Annual Awards. The Annual Awards are subject to the terms and conditions of LTIP Annual Award Agreements (“LTIP Annual Award Agreements”) between the Company and each grantee.

The Compensation Committee of the Board (the “Compensation Committee”) and the Board established performance goals for the year ending December 31, 2024, as set forth in the 2024 LTIP Annual Award Agreements (the “Performance Goals”) that will be used to determine the number of LTIP Units earned by each grantee. Cumulative stock-based compensation expense during the year ended December 31, 2024 reflects management’s estimate of the probability of the number of these awards that will be earned. As soon as reasonably practicable following the end of the performance period, the Compensation Committee and the Board will determine the extent to which the Company has achieved each of the Performance Goals (expressed as a percentage) and, based on such determination, will calculate the number of LTIP Units that each grantee is entitled to receive. Each grantee may earn up to 150% of the number of his/her target LTIP Units. Any 2024 Annual Award LTIP Units that are not earned will be forfeited and cancelled.

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

The Company incurred stock compensation expense of $5,102, $4,242, and $4,681, for the years ended December 31, 2024, 2023, and 2022, respectively, related to the grants awarded under the Plan. Compensation expense is included within “General and Administrative” expense in the Company’s Consolidated Statements of Operations.

As of December 31, 2024, total unamortized compensation expense related to these awards of approximately $5.6 million is expected to be recognized over a weighted average remaining period of 1.5 years.

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

Initial direct costs, primarily commissions related to the leasing of our facilities, are capitalized when material as incurred. Capitalized leasing costs are amortized on a straight-line basis over the remaining useful life of the respective leases. All other costs to negotiate or arrange a lease are expensed as incurred.

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

The Company recognized $138,410 and $140,934 of rental revenue related to operating lease payments for the years ended December 31, 2024 and 2023, respectively. Of these amounts $7,737 and $7,180, respectively, relate to variable rental revenue.

The aggregate annual cash to be received by the Company on the noncancelable operating leases related to its portfolio as of December 31, 2024 is as follows for the subsequent years ended December 31:

2025	$115,870
2026	110,110
2027	99,287
2028	90,515
2029	77,710
Thereafter	269,614
Total	$763,106

Information as Lessee

The Company recorded a right of use asset and liability in May 2023 on the commencement date of the lease for its corporate headquarters in Bethesda, Maryland. The Company used a discount rate of approximately 6.5% to record the right of use asset and liability, which represented its incremental borrowing rate at the lease commencement date. Additionally, the Company has seven buildings located on land that is subject to operating ground leases with a weighted average remaining term of approximately 42 years. Rental payments on these leases are adjusted periodically based on either the CPI or on a pre-determined schedule. The monthly payments on a pre-determined schedule are recognized on a straight-line basis over the terms of the respective leases. Changes in the CPI are not estimated as part of our measurement of straight-line rental expense. The Company used a weighted average discount rate of approximately 7.5% to record the right of use assets and liabilities, which was derived, using a portfolio approach, from our assessment of the credit quality of the Company and adjusted to reflect secured borrowing, estimated yield curves and long-term spread adjustments over appropriate tenors. Some of the Company’s ground leases contain extension options and, where we determined it was reasonably certain that an extension would occur, they were included in our calculation of the right of use asset and liability. The Company recognized approximately $197 and $326 of ground lease expense during the years ended December 31, 2024 and 2023, respectively, of which $147 and $185 was paid in cash.

The following table sets forth the undiscounted cash flows of our scheduled obligations for future lease payments on operating ground leases at December 31, 2024 and a reconciliation of those cash flows to the operating lease liability at December 31, 2024:

2025	$740
2026	757
2027	772
2028	794
2029	812
Thereafter	8,845
Total	12,720
Discount	(5,259)
Lease liability	$7,461

Tenant Concentration

During the year ended December 31, 2024, the Company’s rental revenues were derived from 279 tenants leasing 190 buildings.  During this period there were no tenants with rental revenue that exceeded 10% of the Company’s rental revenue.

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

Note 10 – Subsequent Events

Chief Executive Officer Transition Expected in 2025

On January 8, 2025, the Company and Jeffrey Busch, Chairman of the Board and Chief Executive Officer, reached an agreement regarding Mr. Busch’s transition from service as the Company’s Chief Executive Officer and anticipated continuation as a member of the Company’s Board. Pursuant to a Transition and Separation Agreement and General Release of Claims dated as of January 8, 2025 (the “Separation Agreement”), Mr. Busch, the Company and Inter-American Management LLC (“Inter-American”) agreed that Mr. Busch’s employment, and service as Chief Executive Officer and President of the Company and Inter-American, would end no later than the first to occur of (i) the date that a successor to the position of Chief Executive Officer who has been appointed in accordance with the Board’s approved succession process begins employment, or (ii) June 30, 2025 (such date that is the first to occur, the “Succession Date”). The Board has directed the Nominating and Corporate Governance Committee of the Board to conduct a comprehensive search process to identify a new Chief Executive Officer with the assistance of an executive search firm. Mr. Busch intends to stand for re-election as a director at the Company’s 2025 annual meeting of stockholders, and it is expected that he will continue to serve as non-executive Chairman of the Board following the Succession Date. Mr. Busch’s departure is not the result of any disagreement with the Company on any matter relating to its operations, policies, or practices.

Pursuant to the Separation Agreement, and in consideration for Mr. Busch (i) assisting with the transition to the new Chief Executive Officer and continuing in employment through the Succession Date, (ii) executing, and not revoking, releases of claims in favor of the Company, and (iii) otherwise satisfying the terms of the Separation Agreement, Mr. Busch will receive separation benefits to which he is entitled under that certain Employment Agreement between Mr. Busch and the Company effective as of July 9, 2020 and later amended by that certain letter agreement dated January 27, 2021 following his cessation of employment.

For the year ended December 31, 2024 the Company accrued $3.2 million for cash severance related costs included in the “Accounts Payable and Accrued Expenses” line item on the Company’s Consolidated Balance Sheets with the expense included in the “General and Administrative Expense” line item on the Company’s Consolidated Statements of Operations.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to ensure that the information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to management, including the principal executive officer (our Chief Executive Officer) and principal financial officer (our Chief Financial Officer) as appropriate, to allow timely decisions regarding required disclosures. Our Chief Executive Officer (our “CEO”) and Chief Financial Officer (our “CFO”) evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2024. Based on that evaluation, our CEO and CFO concluded that, as of the end of the period covered by this Report, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of 2024 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Under the supervision of management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal controls over financial reporting were effective as of December 31, 2024.

Deloitte & Touche LLP, an independent registered public accounting firm, audited our consolidated financial statements included in this Annual Report on Form 10-K and our internal control over financial reporting, and that firm’s report on our internal control over financial reporting is set forth below.

February 28, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Global Medical REIT Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Global Medical REIT Inc. and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2024, of the Company and our report dated February 28, 2025, expressed an unqualified opinion on those financial statements.

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

February 28, 2025

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
												Life on
												Which
												Depreciation
												in Income
	Encumb-	Land &	Building	Land &	Building	Land &	Building	Total	Acc Depr	Year Built	Year	Statement is
Description	rances	Improv	& Improv	Improv	& Improv	Improv	& Improv	Assets	12.31.24	/ Renov	Acquired	Computed
Omaha-LTACH		$—	$21,867	$—	$—	$—	$21,867	$21,867	$5,779	2008	2014	(1)
Asheville-ASC		572	1,934	323	1,034	895	2,968	3,863	531	2002	2014	(1)
Pittsburgh-MOB/ASC		1,287	10,322	—	—	1,287	10,322	11,609	2,392	2006	2015	(1)
Memphis-MOB/ASC		2,705	17,451	—	1,915	2,705	19,366	22,071	3,948	(5)	2015	(1)
Plano-Surgical Hospital		1,050	16,696	—	—	1,050	16,696	17,746	3,727	2013	2016	(1)
Westland-MOB/ASC		230	4,520	—	93	230	4,613	4,843	992	2009	2016	(1)
Melbourne-MOB/ Imaging		1,200	14,250	86	1,959	1,286	16,209	17,495	3,381	2012	2016	(1)
Reading-MOB/ASC		1,440	7,940	—	6	1,440	7,946	9,386	1,678	1992/2002	2016	(1)
East Orange-MOB		2,150	10,112	—	510	2,150	10,622	12,772	2,136	1996	2016	(1)
Watertown- MOB/ Imaging		1,100	8,002	501	335	1,601	8,337	9,938	1,748	2011/2015	2016	(1)(3)
Sandusky-MOB		791	10,710	—	—	791	10,710	11,501	2,458	(6)	2016/2017	(1)
Altoona-IRF		1,184	18,505	—	—	1,184	18,505	19,689	4,152	2000	2016	(1)(2)(3)
Mechanicsburg-IRF		810	21,451	—	—	810	21,451	22,261	4,698	2011	2016	(1)(2)(3)
Mesa-IRF		3,620	16,265	—	—	3,620	16,265	19,885	4,248	2011	2016	(1)(2)(3)
Lewisburg-MOB/ Imaging		681	6,114	—	18	681	6,132	6,813	1,695	2006	2017	(1)(2)(3)

Cape Coral-MOB	353	7,017	—	—	353	7,017	7,370	1,117	2007	2017	(1)(3)
Las Cruces-MOB	397	4,618	40	32	437	4,650	5,087	1,062	2012	2017	(1)
Clermont-MOB	145	4,422	—	—	145	4,422	4,567	813	2014	2017	(1)(2)(3)
Brockport-MOB	693	7,097	—	—	693	7,097	7,790	1,806	2011	2017	(1)(2)(3)
Flower Mound-ASC	730	3,155	—	—	730	3,155	3,885	805	2014	2017	(1)(2)(3)
Sherman-IRF/ LTACH	1,601	25,011	—	2,447	1,601	27,458	29,059	5,291	2009	2017	(1)(2)
Lubbock-MOB	1,566	5,725	—	—	1,566	5,725	7,291	1,676	2004	2017	(1)(2)(3)
Austin-IRF	7,223	29,616	—	—	7,223	29,616	36,839	5,572	2012	2017	(1)(2)(3)
Albertville-MOB	1,154	4,444	193	40	1,347	4,484	5,831	1,756	2007	2017	(1)(2)(3)
Moline-MOB/ASC	854	9,237	—	—	854	9,237	10,091	2,246	2004	2017	(1)(2)(3)
Lee’s Summit-MOB	571	2,929	—	—	571	2,929	3,500	1,089	2007	2017	(1)(2)(3)
Amarillo-MOB	1,437	7,254	—	—	1,437	7,254	8,691	1,154	2011	2017	(1)
Wyomissing-MOB	487	5,250	—	—	487	5,250	5,737	817	2004	2017	(1)
Saint George-MOB/ASC	435	5,372	—	138	435	5,510	5,945	951	1997	2017	(1)
Silvis-MOB	249	5,862	30	800	279	6,662	6,941	1,920	1997/2006	2018	(1)(2)(3)
Fremont-MOB	162	8,335	—	—	162	8,335	8,497	1,368	2018	2018	(1)
Gainesville-MOB/ASC	625	9,885	—	741	625	10,626	11,251	1,820	2002	2018	(1)
East Dallas-Acute Hospital	6,272	17,012	—	1,450	6,272	18,462	24,734	4,322	1994	2018	(1)
Orlando-MOB	3,075	11,944	—	163	3,075	12,107	15,182	2,660	2007/2008/2009	2018	(1)(2)(3)
Belpre-MOB/ Imaging/ER/ ASC	3,997	53,520	—	—	3,997	53,520	57,517	9,815	2011/2013/2014/2017	2018	(1)(2)(3)
McAllen-MOB	1,099	4,296	—	—	1,099	4,296	5,395	930	2000	2018	(1)
Derby-ASC	567	2,585	(303)	(1,263)	264	1,322	1,586	709	2005	2018	(1)(2)(3)
Bountiful-MOB	720	4,185	—	109	720	4,294	5,014	718	2004	2018	(1)(2)
Cincinnati-MOB	1,823	1,811	128	239	1,951	2,050	4,001	818	2016	2018	(1)(2)(3)
Melbourne Pine-Cancer Center	732	5,980	—	1,031	732	7,011	7,743	1,264	1993	2018	(1)(2)(3)
Southern IL-MOB	1,830	12,660	36	547	1,866	13,207	15,073	2,284	(7)	2018	(1)
Vernon-MOB/ Dialysis/ Administrative	1,166	9,929	—	—	1,166	9,929	11,095	2,029	1993/1999	2018	(1)
Corona	1,601	14,689	—	—	1,601	14,689	16,290	2,205	2009	2018	(1)
Zachary-LTACH	103	3,745	—	—	103	3,745	3,848	668	2015	2019	(1)(2)(3)
Chandler -MOB/ASC	4,616	11,643	—	75	4,616	11,718	16,334	2,042	2004/2007/2015	2019	(1)
Surprise-IRF	1,966	22,856	38	—	2,004	22,856	24,860	4,499	2015	2019	(1)(2)(3)
Las Vegas-IRF	2,723	17,482	—	—	2,723	17,482	20,205	4,599	2007	2019	(1)(2)(3)
Oklahoma Northwest-IRF	2,507	22,545	122	6,814	2,629	29,359	31,988	5,134	2012	2019	(1)(2)(3)
San Marcos-Cancer Center	2,448	7,338	—	—	2,448	7,338	9,786	1,333	2009	2019	(1)(2)(3)
Lansing Patient-MOB /ASC	1,387	8,348	225	425	1,612	8,773	10,385	2,102	1997/2000/2002	2019	(1)(2)(3)
Bannockburn-MOB	895	4,700	123	1,127	1,018	5,827	6,845	2,182	1999	2019	(1)(2)(3)
Aurora-Office	1,829	8,049	—	—	1,829	8,049	9,878	1,663	2015	2019	(1)(2)(3)
Livonia-MOB/Urgent Care	1,181	8,071	45	1,087	1,226	9,158	10,384	2,553	1995	2019	(1)(2)(3)
Gilbert-MOB/ASC	2,470	2,389	—	—	2,470	2,389	4,859	560	2006	2019	(1)(2)(3)

Morgantown-Office		1,256	5,792	—	—	1,256	5,792	7,048	1,088	2019	2019	(1)(2)(3)
Beaumont-Surgical Hospital		3,421	25,872	—	—	3,421	25,872	29,293	3,791	2013	2019	(1)(2)(3)
Bastrop-Freestanding ED		2,039	8,712	—	27	2,039	8,739	10,778	1,451	2012	2019	(1)(2)(3)
Panama City-MOB		204	985	—	—	204	985	1,189	215	2009	2019	(1)(2)(3)
Jacksonville-MOB		—	5,019	—	—	—	5,019	5,019	643	2003/2004	2019	(1)
Greenwood-MOB/ASC		892	4,956	—	—	892	4,956	5,848	992	1986	2019	(1)
Clinton-MOB/ASC		1,006	8,129	303	1,588	1,309	9,717	11,026	3,847	1964	2020	(1)(2)(3)
West Allis-MOB		1,111	7,785	—	—	1,111	7,785	8,896	1,249	1999	2020	(1)(2)(3)
Grand Rapids-MOB/ASC		3,421	17,810	292	445	3,713	18,255	21,968	3,765	1988/1992/2000/2006	2020	(1)(2)(3)
Dumfries-MOB		2,886	14,863	—	—	2,886	14,863	17,749	6,211	2019	2020	(1)(2)(3)
Centerville -MOB		160	4,410	—	—	160	4,410	4,570	570	2018	2020	(1)(2)(3)
Fairfax-MOB		7,112	9,621	—	941	7,112	10,562	17,674	2,679	2019	2020	(1)(2)(3)
Rosedale-MOB	(4)	3,423	17,646	—	227	3,423	17,873	21,296	2,993	2014/2017	2020	(1)(2)(3)
Lancaster-Plasma Center		805	4,385	—	—	805	4,385	5,190	616	2009	2020	(1)(2)(3)
Winston Salem-MOB		1,778	6,714	—	—	1,778	6,714	8,492	1,183	2009	2020	(1)(2)(3)
Decatur-MOB		1,626	2,706	54	—	1,680	2,706	4,386	486	2010	2020	(1)(2)(3)
Jackson-MOB		895	4,730	68	—	963	4,730	5,693	658	2009	2020	(1)(2)(3)
Sheboygan-MOB		583	6,223	—	—	583	6,223	6,806	864	2005	2020	(1)(2)(3)
Plymouth-MOB		758	5,214	—	—	758	5,214	5,972	665	2010	2020	(1)(2)(3)
Spring Hill-MOB/Img		3,893	12,954	68	210	3,961	13,164	17,125	2,065	2002/2013/2017/2019	2020	(1)(2)(3)
Cape Girardeau-ASC		1,223	4,865	—	—	1,223	4,865	6,088	749	2002	2020	(1)(2)(3)
Yuma-MOB		1,349	4,989	—	—	1,349	4,989	6,338	853	2013	2020	(1)(2)(3)
Las Vegas-MOB/ASC		311	6,813	—	—	311	6,813	7,124	681	2007/2015	2020	(1)
Pensacola-MOB/ASC		2,118	6,153	—	129	2,118	6,282	8,400	1,145	1985/1997	2020	(1)(2)(3)
Venice-MOB		1,896	4,537	—	365	1,896	4,902	6,798	805	2008	2020	(1)(2)(3)
El Paso-MOB		970	7,709	—	150	970	7,859	8,829	1,008	2008	2021	(1)(2)(3)
West El Paso-MOB/ASC		995	7,727	—	—	995	7,727	8,722	936	2015/2018	2021	(1)(2)(3)
Syracuse-MOB		744	4,880	25	101	769	4,981	5,750	747	2012	2021	(1)(2)(3)
Fort Worth-Behavioral Hospital		1,960	13,453	—	—	1,960	13,453	15,413	1,450	2013	2021	(1)(2)(3)
Coos Bay-MOB		917	5,145	—	—	917	5,145	6,062	580	2009	2021	(1)(2)(3)
Port Saint Lucie-MOB/ASC		660	3,767	—	60	660	3,827	4,487	615	1990	2021	(1)(2)(3)
Dallas-MOB/ASC		3,165	3,062	—	161	3,165	3,223	6,388	590	1989	2021	(1)(2)(3)
Cape Coral-MOB		6,103	21,287	—	56	6,103	21,343	27,446	3,268	1991/1999/2004/2007	2021	(1)(2)(3)
East Grand Forks-MOB		1,123	7,063	—	90	1,123	7,153	8,276	1,501	2004	2021	(1)(2)(3)
Tallahassee-MOB		919	7,107	7	285	926	7,392	8,318	901	2002	2021	(1)(2)(3)
Caledonia-MOB		648	2,765	—	—	648	2,765	3,413	366	2007	2021	(1)(2)(3)
Forsyth-MOB/Imaging		1,902	10,083	85	201	1,987	10,284	12,271	1,425	2003	2021	(1)(2)(3)
Munster-MOB/ASC		941	4,842	16	114	957	4,956	5,913	747	2005	2021	(1)(2)(3)
Athens-MOB		622	4,169	—	533	622	4,702	5,324	510	2003	2021	(1)(2)(3)

Hialeah-MOB	264	10,349	—	634	264	10,983	11,247	2,145	2019	2021	(1)(2)(3)
Mentor-MOB	2,603	6,544	83	466	2,686	7,010	9,696	1,032	1991	2021	(1)(2)(3)
Athens 200-MOB	369	1,470	—	—	369	1,470	1,839	269	2000	2021	(1)(2)(3)
Lemoyne-MOB/Imaging	412	4,020	—	—	412	4,020	4,432	516	1990/2000	2021	(1)(2)(3)
Gainesville-MOB	631	4,098	8	394	639	4,492	5,131	647	2006	2022	(1)(2)(3)
Grand Rapids Paris-MOB	1,459	5,246	23	266	1,482	5,512	6,994	858	2004	2022	(1)(2)(3)
Sarasota-MOB	831	4,034	—	—	831	4,034	4,865	543	2013	2022	(1)(2)(3)
Greenwood-MOB	1,122	4,692	144	65	1,266	4,757	6,023	766	2007	2022	(1)(2)(3)
Fairbanks-MOB/ASC	1,997	13,015	38	141	2,035	13,156	15,191	1,329	2010	2022	(1)(2)(3)
Rocky Point-MOB/ASC/Imaging	836	6,534	—	56	836	6,590	7,426	762	2006/2007	2022	(1)(2)(3)
Fairfax Hamaker-MOB	4,410	13,548	—	631	4,410	14,179	18,589	1,854	1986	2022	(1)(2)(3)
Lee's Summit-MOB/ASC	1,431	4,512	73	138	1,504	4,650	6,154	600	2003	2022	(1)(2)(3)
Lexington-MOB/Cancer Center	2,049	11,905	149	649	2,198	12,554	14,752	1,236	1996/2000/2006/2009	2022	(1)(2)(3)
Toledo Ohio-MOB/ASC	3,581	12,613	17	864	3,598	13,477	17,075	2,060	1997	2022	(1)(2)(3)
Lake Geneva-MOB	585	4,842	87	119	672	4,961	5,633	508	1999	2022	(1)(2)(3)
Glenview-MOB/Retail	1,688	6,536	47	575	1,735	7,111	8,846	891	2003	2022	(1)(2)(3)
Canandaigua-MOB	948	11,606	—	203	948	11,809	12,757	1,176	2010/2013	2022	(1)(2)(3)
Hermitage-MOB	548	4,118	—	142	548	4,260	4,808	504	2000	2022	(1)(2)(3)
Redding-MOB/ASC	945	4,119	—	—	945	4,119	5,064	331	1981	2023	(1)(2)(3)
Spartanburg-MOB	1,058	3,003	—	—	1,058	3,003	4,061	77	2006	2024	(1)(2)(3)
Clinton-MOB	1,126	5,085	—	—	1,126	5,085	6,211	95	2016	2024	(1)(2)(3)
Westland-MOB	1,077	3,729	—	—	1,077	3,729	4,806	88	1994	2024	(1)(2)(3)
Minot-MOB	1,080	7,427	—	—	1,080	7,427	8,507	136	2011	2024	(1)(2)(3)
Cerritos-MOB	3,532	1,349	—	—	3,532	1,349	4,881	49	1986	2024	(1)(2)(3)
Sarasota-ASC	643	4,681	—	—	643	4,681	5,324	54	2002	2024	(1)(2)(3)
Venice-MOB	1,226	3,017	—	—	1,226	3,017	4,243	25	2020	2024	(1)(2)(3)
Ruskin-MOB	270	1,489	—	—	270	1,489	1,759	15	2004	2024	(1)(2)(3)
2101 Bradenton-MOB	1,019	1,437	—	—	1,019	1,437	2,456	21	1983	2024	(1)(2)(3)
2203 Bradenton-MOB	443	950	—	—	443	950	1,393	14	2002	2024	(1)(2)(3)
6807 Bradenton-ASC	1,247	694	—	—	1,247	694	1,941	10	1995	2024	(1)(2)(3)
6002 Bradenton-ASC	1,791	3,175	—	—	1,791	3,175	4,966	43	1984	2024	(1)(2)(3)
Conway-MOB	2,619	7,786	—	—	2,619	7,786	10,405	84	2007	2024	(1)(2)(3)
Little Rock-MOB	1,613	6,863	—	—	1,613	6,863	8,476	72	2012	2024	(1)(2)(3)
Russellville-MOB	1,304	4,227	—	—	1,304	4,227	5,531	48	2010	2024	(1)(2)(3)

Totals	$195,099	$1,080,800	$3,174	$32,898	$198,273	$1,113,698	$1,311,971	$203,681

The cost basis for income tax purposes of aggregate gross land, building, site improvements, and tenant improvements as of December 31, 2024 was $1,422 million.

(1) Estimated remaining useful life for buildings is 8 to 46 years.

(2) Estimated remaining useful life for tenant improvements is 1 to 14 years.

(3) Estimated remaining useful life for site improvements is 1 to 20 years.

(4) The facility serves as collateral for the Rosedale Loan, which had a balance of $13,158 as of December 31, 2024.

(5) Years of: 2001, 1984, 2003, 2006, 2009, 2011.

(6) Years of: 1953, 1982, 2000, 1998, 2017.

(7) Years of: 2002, 2006, 2012, 2014, 2015, 2016.

	Year Ended December 31,
	2024	2023	2022
Real Estate Assets:
Balance, beginning of period	$1,288,352	$1,336,100	$1,215,072
Additions through acquisitions	86,760	11,575	132,463
Deductions	(63,141)	(59,323)	(11,435)
Balance, end of period	$1,311,971	$1,288,352	$1,336,100

Accumulated Depreciation:
Balance, beginning of period	$174,379	$141,317	$103,010
Additions through expense	40,388	41,227	39,984
Deductions	(11,086)	(8,165)	(1,677)
Balance, end of period	$203,681	$174,379	$141,317

(a)(3) Exhibits

Exhibit No.	Description

3.1	Articles of Restatement of Global Medical REIT Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q as filed with the SEC on August 8, 2018).

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

10.1†

Global Medical REIT Inc. 2016 Equity Incentive Plan (as amended through May 15, 2024) (incorporated herein by reference to Appendix A of the Company's Definitive Proxy Statement on Schedule 14A, filed on April 1, 2024).

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

10.17

Agreement of Limited Partnership, dated March 14, 2016, of Global Medical REIT L.P. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K as filed with the SEC on March 18, 2016).

10.18

First Amendment to Agreement of Limited Partnership of Global Medical REIT L.P. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on September 14, 2017).

Exhibit No.	Description

10.19

Second Amendment to Agreement of Limited Partnership of Global Medical REIT L.P., dated August 21, 2019 (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q as filed with the SEC on November 7, 2019).

10.20

Third Amendment to Agreement of Limited Partnership of Global Medical REIT L.P., dated June 16, 2020 (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q as filed with the SEC on August 7, 2020).

10.21

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

10.22

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

19.1*	Global Medical REIT Inc. Insider Trading Policy.

21*	Subsidiaries of the Company.

23*	Consent of Deloitte & Touche, LLP

31.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1†

Policy Relating to Recovery of Erroneously Awarded Compensation (incorporated herein by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K as filed with the SEC on February 28, 2024).

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

Global Medical REIT Inc.

Dated: February 28, 2025	By:	/s/ Jeffrey M. Busch
Jeffrey M. Busch
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the date indicated.

Signature	Title	Date

/s/ Jeffrey M. Busch
Jeffrey M. Busch	Chief Executive Officer (Principal Executive Officer) and Director	February 28, 2025

/s/ Robert J. Kiernan
Robert J. Kiernan	Chief Financial Officer (Principal Financial and Accounting Officer)	February 28, 2025

/s/ Henry Cole
Henry Cole	Director	February 28, 2025

/s/ Paula Crowley
Paula Crowley	Director	February 28, 2025

/s/ Matthew Cypher
Matthew Cypher	Director	February 28, 2025

/s/ Zhang Huiqi
Zhang Huiqi	Director	February 28, 2025

/s/ Ronald Marston
Ronald Marston	Director	February 28, 2025

/s/ Lori Wittman
Lori Wittman	Director	February 28, 2025

f