Form 10-Q
period 2025-03-31
Global Medical REIT Inc.
filed 2025-05-08
CIK 1533615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

The number of shares of the registrant’s common stock outstanding at May 6, 2025 was 66,878,728

PART I   FINANCIAL INFORMATION

GLOBAL MEDICAL REIT INC.

Condensed Consolidated Balance Sheets

(unaudited and in thousands, except par values)

	As of
	March 31, 2025	December 31, 2024
Assets
Investment in real estate:
Land	$173,293	$174,300
Building	1,064,782	1,044,019
Site improvements	24,266	23,973
Tenant improvements	75,023	69,679
Acquired lease intangible assets	141,828	138,945
	1,479,192	1,450,916
Less: accumulated depreciation and amortization	(301,190)	(288,921)
Investment in real estate, net	1,178,002	1,161,995
Cash and cash equivalents	5,412	6,815
Restricted cash	2,176	2,127
Tenant receivables, net	8,104	7,424
Due from related parties	420	270
Escrow deposits	915	711
Deferred assets	28,251	28,208
Derivative asset	13,713	18,613
Goodwill	5,903	5,903
Investment in unconsolidated joint venture	1,992	2,066
Other assets	24,667	22,354
Total assets	$1,269,555	$1,256,486

Liabilities and Equity
Liabilities:
Credit Facility, net of unamortized debt issuance costs of $4,318 and $4,868 at March 31, 2025 and December 31, 2024, respectively	$662,782	$631,732
Notes payable, net of unamortized debt issuance costs of $13 and $22 at March 31, 2025 and December 31, 2024, respectively	14,248	14,399
Accounts payable and accrued expenses	14,519	16,468
Dividends payable	16,597	16,520
Security deposits	3,374	3,324
Other liabilities	16,030	14,191
Acquired lease intangible liability, net	3,902	3,936
Total liabilities	731,452	700,570
Commitments and Contingencies
Equity:
Preferred stock, $0.001 par value, 10,000 shares authorized; 3,105 issued and outstanding at March 31, 2025 and December 31, 2024, respectively (liquidation preference of $77,625 at March 31, 2025 and December 31, 2024, respectively)	74,959	74,959
Common stock, $0.001 par value, 500,000 shares authorized; 66,879 shares and 66,871 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	67	67
Additional paid-in capital	734,290	734,223
Accumulated deficit	(305,677)	(293,736)
Accumulated other comprehensive income	13,713	18,613
Total Global Medical REIT Inc. stockholders' equity	517,352	534,126
Noncontrolling interest	20,751	21,790
Total equity	538,103	555,916
Total liabilities and equity	$1,269,555	$1,256,486

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL MEDICAL REIT INC.

Condensed Consolidated Statements of Operations

(unaudited and in thousands, except per share amounts)

	Three Months Ended March 31,
	2025	2024

Revenue
Rental revenue	$34,595	$35,069
Other income	23	49
Total revenue	34,618	35,118

Expenses
General and administrative	3,620	4,446
Operating expenses	7,585	7,384
Depreciation expense	10,307	10,113
Amortization expense	3,520	3,971
Interest expense	7,167	6,890
Total expenses	32,199	32,804

Income before other income (expense)	2,419	2,314
Gain on sale of investment properties	1,358	—
Equity loss from unconsolidated joint venture	(40)	—

Net income	$3,737	$2,314
Less: Preferred stock dividends	(1,455)	(1,455)
Less: Net income attributable to noncontrolling interest	(178)	(65)
Net income attributable to common stockholders	$2,104	$794

Net income attributable to common stockholders per share – basic and diluted	$0.03	$0.01

Weighted average shares outstanding – basic and diluted	66,873	65,573

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL MEDICAL REIT INC.

Condensed Consolidated Statements of Comprehensive (Loss) Income

(unaudited and in thousands)

	Three Months Ended March 31,
	2025	2024

Net income	$3,737	$2,314
Other comprehensive (loss) income :
(Decrease) increase in fair value of interest rate swap agreements	(4,900)	4,160
Total other comprehensive (loss) income	(4,900)	4,160
Comprehensive (loss) income	(1,163)	6,474
Less: Preferred stock dividends	(1,455)	(1,455)
Less: Comprehensive loss (income) attributable to noncontrolling interest	205	(379)
Comprehensive (loss) income attributable to common stockholders	$(2,413)	$4,640

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL MEDICAL REIT INC.

Condensed Consolidated Statements of Equity

(unaudited and in thousands, except per share amounts)

For the Three Months Ended March 31, 2025:

								Global
							Accumulated	Medical
					Additional		Other	REIT Inc.	Non-
	Common Stock		Preferred Stock		Paid-in	Accumulated	Comprehensive	Stockholders’	controlling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Equity	Interest	Equity
Balances, December 31, 2024	66,871	$67	3,105	$74,959	$734,223	$(293,736)	$18,613	$534,126	$21,790	$555,916
Net income	—	—	—	—	—	3,559	—	3,559	178	3,737
LTIP Units redeemed for common stock	8	—	—	—	67	—	—	67	(67)	—
Change in fair value of interest rate swap agreements	—	—	—	—	—	—	(4,900)	(4,900)	—	(4,900)
Stock-based compensation expense	—	—	—	—	—	—	—	—	151	151
Dividends to common stockholders ($0.21 per share)	—	—	—	—	—	(14,045)	—	(14,045)	—	(14,045)
Dividends to preferred stockholders ($0.46875 per share)	—	—	—	—	—	(1,455)	—	(1,455)	—	(1,455)
Dividends to noncontrolling interest	—	—	—	—	—	—	—	—	(1,301)	(1,301)
Balances, March 31, 2025	66,879	$67	3,105	$74,959	$734,290	$(305,677)	$13,713	$517,352	$20,751	$538,103

For the Three Months Ended March 31, 2024:

								Global
							Accumulated	Medical
					Additional		Other	REIT Inc.	Non-
	Common Stock		Preferred Stock		Paid-in	Accumulated	Comprehensive	Stockholders’	controlling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Equity	Interest	Equity
Balances, December 31, 2023	65,565	$66	3,105	$74,959	$722,418	$(238,984)	$25,125	$583,584	$22,230	$605,814
Net income	—	—	—	—	—	2,249	—	2,249	65	2,314
LTIP Units redeemed for common stock	22	—	—	—	205	—	—	205	(205)	—
Change in fair value of interest rate swap agreements	—	—	—	—	—	—	4,160	4,160	—	4,160
Stock-based compensation expense	—	—	—	—	—	—	—	—	1,233	1,233
Dividends to common stockholders ($0.21 per share)	—	—	—	—	—	(13,773)	—	(13,773)	—	(13,773)
Dividends to preferred stockholders ($0.46875 per share)	—	—	—	—	—	(1,455)	—	(1,455)	—	(1,455)
Dividends to noncontrolling interest	—	—	—	—	—	—	—	—	(1,195)	(1,195)
Balances, March 31, 2024	65,587	$66	3,105	$74,959	$722,623	$(251,963)	$29,285	$574,970	$22,128	$597,098

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL MEDICAL REIT INC.

Condensed Consolidated Statements of Cash Flows

(unaudited and in thousands)

	Three Months Ended March 31,
	2025	2024
Operating activities
Net income	$3,737	$2,314
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	10,307	10,113
Amortization of acquired lease intangible assets	3,287	3,863
Amortization of above market leases, net	452	251
Amortization of debt issuance costs and other	559	562
Stock-based compensation expense	151	1,233
Capitalized preacquisition and other costs charged to expense	—	34
Gain on sale of investment properties	(1,358)	—
Equity loss from unconsolidated joint venture	40	—
Other	25	169
Changes in operating assets and liabilities:
Tenant receivables	(680)	(981)
Deferred assets	(57)	(863)
Other assets and liabilities	(2,987)	(1,033)
Accounts payable and accrued expenses	(1,254)	(2,057)
Security deposits	50	688
Net cash provided by operating activities	12,272	14,293

Investing activities
Purchase of land, buildings, and other tangible and intangible assets and liabilities	(31,978)	—
Net proceeds from sale of investment properties	7,783	—
Distribution of capital from unconsolidated joint venture	33	—
Escrow deposits for purchase of properties	(186)	—
Advances made to related parties	(150)	(170)
Capital expenditures on existing real estate investments	(2,611)	(2,004)
Leasing commissions	(115)	(542)
Net cash used in investing activities	(27,224)	(2,716)

Financing activities
Escrow deposits required by third party lenders	(18)	(64)
Repayment of notes payable	(160)	(230)
Proceeds from Credit Facility	44,000	14,000
Repayment of Credit Facility	(13,500)	(7,800)
Dividends paid to common stockholders, and OP Unit and LTIP Unit holders	(15,269)	(14,946)
Dividends paid to preferred stockholders	(1,455)	(1,455)
Net cash provided by (used in) financing activities	13,598	(10,495)
Net (decrease) increase in cash and cash equivalents and restricted cash	(1,354)	1,082
Cash and cash equivalents and restricted cash—beginning of period	8,942	6,724
Cash and cash equivalents and restricted cash—end of period	$7,588	$7,806

Supplemental cash flow information:
Cash payments for interest	$6,568	$6,407

Noncash financing and investing activities:
Accrued dividends payable	$16,597	$16,156
Interest rate swap agreements fair value change recognized in other comprehensive (loss) income	$4,900	$(4,160)
LTIP Units redeemed for common stock	$67	$205
Accrued capital expenditures and leasing commissions included in accounts payable and accrued expenses	$1,769	$1,946
Recognition of lease liability related to right of use asset	$3,851	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL MEDICAL REIT INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

(dollars in thousands, except per share amounts or as otherwise indicated)

Note 1 – Organization

Global Medical REIT Inc. (the “Company”) is a Maryland corporation and internally managed real estate investment trust (“REIT”) that acquires healthcare facilities and leases those facilities to physician groups and regional and national healthcare systems. The Company holds its facilities and conducts its operations through a Delaware limited partnership subsidiary, Global Medical REIT L.P. (the “Operating Partnership”). The Company serves as the sole general partner of the Operating Partnership through a wholly owned subsidiary of the Company, Global Medical REIT GP LLC, a Delaware limited liability company. As of March 31, 2025, the Company was the 92.19% limited partner of the Operating Partnership, with an aggregate of 7.81% of the Operating Partnership owned by holders of long-term incentive plan units (“LTIP Units”) and third-party limited partners who contributed properties or services to the Operating Partnership in exchange for common limited partnership units (“OP Units”).

Note 2 – Summary of Significant Accounting Policies

Basis of presentation

The accompanying condensed consolidated financial statements are unaudited and include the accounts of the Company, including the Operating Partnership and its wholly owned subsidiaries, and its equity investment in an unconsolidated joint venture. The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures required for annual consolidated financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the accompanying condensed consolidated financial statements do not include all the information and footnotes required by GAAP for complete consolidated financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2024. In the opinion of management, all adjustments of a normal and recurring nature necessary for a fair presentation of the condensed consolidated financial statements for the interim periods have been made.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, and its equity investment in an unconsolidated joint venture. The Company presents the portion of any equity it does not own but controls (and thus consolidates) as noncontrolling interest. Noncontrolling interest in the Company includes the LTIP Units that have been granted to directors, officers and affiliates of the Company and the OP Units held by third parties. Refer to Note 5 – “Equity” and Note 7 – “Stock-Based Compensation” for additional information regarding the OP Units and LTIP Units.

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

	As of March 31,
	2025	2024
Cash and cash equivalents	$5,412	$1,333
Restricted cash	2,176	6,473
Total cash and cash equivalents and restricted cash	$7,588	$7,806

Tenant Receivables, Net

The tenant receivable balance as of March 31, 2025 and December 31, 2024 was $8,104 and $7,424, respectively. The balance as of March 31, 2025 consisted of $3,684 in funds owed from the Company’s tenants for rent that the Company had earned but had not yet received, $3,748 of tenant reimbursements, $116 for a loan that was made to one of the Company’s tenants, and $556 of miscellaneous receivables. The balance as of December 31, 2024 consisted of $2,838 in funds owed from the Company’s tenants for rent that the Company had earned but had not yet received, $4,014 of tenant reimbursements, $119 for a loan that was made to one of the Company’s tenants, and $453 of miscellaneous receivables.

Receivables arising from operating leases are accounted for in accordance with ASC Topic 842 “Leases” (“ASC Topic 842”). The Company assesses the likelihood of losses resulting from tenant defaults, or the inability of tenants to make contractual rent and tenant reimbursements at each reporting date. The Company also monitors the liquidity and creditworthiness of its tenants and operators on a continuous basis. If the likelihood of a tenant paying its lease payments is determined to no longer be probable, all tenant receivables, including deferred rent, are written off against revenue and any future revenue for that tenant is recognized only upon receipt of cash. In addition, as of March 31, 2025 and December 31, 2024, the Company had a portfolio level reserve of $350 on those leases that were probable of collection to ensure that the tenant lease receivables were not overstated.

Escrow Deposits

The escrow balance as of March 31, 2025 and December 31, 2024 was $915 and $711, respectively. Escrow deposits include funds held in escrow to be used for the acquisition of properties in the future and for the payment of taxes and insurance.

Deferred Assets

The deferred assets balance as of March 31, 2025 and December 31, 2024 was $28,251 and $28,208, respectively. The balance as of March 31, 2025 consisted of $28,052 in deferred rent receivables resulting from the recognition of revenue from leases with fixed annual rental escalations on a straight-line basis and $199 of other deferred costs. The balance as of December 31, 2024 consisted of $28,009 in deferred rent receivables resulting from the recognition of revenue from leases with fixed annual rental escalations on a straight-line basis and $199 of other deferred costs.

Other Assets

The other assets balance as of March 31, 2025 and December 31, 2024 was $24,667 and $22,354, respectively. The balance as of March 31, 2025 consisted of $11,026 in right of use assets, $4,176 in capitalized construction in process costs, $2,731 in prepaid assets, $6,363 in net capitalized leasing commissions, and $371 in net capitalized software costs and miscellaneous assets. The balance as of December 31, 2024 consisted of $7,271 in right of use assets, $6,729 in capitalized construction in process costs, $1,451 in prepaid assets, $6,535 in net capitalized leasing commissions, and $368 in net capitalized software costs and miscellaneous assets. Refer to Note 8 – “Leases” for additional details on right of use assets.

Derivative Instruments - Interest Rate Swaps

As of March 31, 2025 and December 31, 2024, the Company's balance related to interest rate swap derivative instruments that were designated as cash flow hedges of interest rate risk was an asset of $13,713 and $18,613, respectively. In accordance with the Company’s risk management strategy, the purpose of the interest rate swaps is to manage interest rate risk for certain of the Company’s variable-rate debt. The interest rate swaps involve the Company’s receipt of variable-rate amounts from the counterparties in exchange for the Company making fixed-rate payments over the life of the agreements. The Company accounts for derivative instruments in accordance with the provisions of ASC Topic 815, “Derivatives and Hedging.” Refer to Note 4 – “Credit Facility, Notes Payable and Derivative Instruments” for additional details.

Goodwill

As of March 31, 2025 and December 31, 2024, the Company’s goodwill balance was $5,903. Goodwill represents the excess of consideration paid over the fair value of underlying identifiable net assets of businesses acquired. Goodwill has an indefinite life and is not amortized, but is tested for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company’s policy is to perform its annual goodwill impairment evaluation as of the first day of the fourth quarter of its fiscal year. The Company has one reporting unit.

Assets Held for Sale and Sales of Real Estate

The Company classifies a property as held for sale when the following criteria are met: (i) management, having the authority to approve action, commits to a plan to sell the property in its present condition, (ii) the sale of the property is at a price reasonable in relation to its current fair value and (iii) the sale is probable and expected to be completed within one year. At that time, the Company presents the assets and obligations associated with the real estate held for sale separately in its Condensed Consolidated Balance Sheets and ceases recording depreciation and amortization expense related to that asset.  Real estate held for sale is reported at the lower of its carrying amount or its estimated fair value less estimated costs to sell. None of the Company’s properties were classified as held for sale as of March 31, 2025 or December 31, 2024.

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

Other Liabilities

The other liabilities balance as of March 31, 2025 and December 31, 2024 was $16,030 and $14,191, respectively. The balance as of March 31, 2025 consisted of $11,241 for right of use liabilities and $4,789 of prepaid rent. The balance as of December 31, 2024 consisted of $7,461 for right of use liabilities and $6,730 of prepaid rent. Refer to Note 8 – “Leases” for additional details on right of use liabilities.

Unconsolidated Joint Venture

In December 2024, the Company entered into an agreement to sell certain assets to a newly formed joint venture, GII Global Medical Holdings LLC (the “Joint Venture”), with the Company, through its Operating Partnership, and Heitman Global Real Estate REIT LLC (“Heitman”) and their subsidiaries. The Company retained an ownership interest of 12.5% in the Joint Venture with Heitman retaining the remaining 87.5% interest. Heitman, through its voting interest, controls the entity. Accordingly, the Company accounts for its interest in the Joint Venture using the equity method of accounting. Under the equity method, the Company initially recorded the investment at cost and subsequently adjusts the investment for the Company’s share of the equity in earnings or losses, as well as for any cash contributions and distributions.

The Company’s net equity investment in the unconsolidated Joint Venture is included in the "Investment in unconsolidated joint venture" line item on the Company’s Condensed Consolidated Balance Sheets. The Company’s share of net income or loss from the Joint Venture is included in the "Equity income (loss) from unconsolidated joint venture" line item on the Company’s Condensed Consolidated Statements of Operations.

Segment Reporting

In December 2024, the Company adopted ASU No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” The Company adopted ASU 2023-07 for its fiscal year 2024 annual financial statements and interim financial statements thereafter. The Company acquires healthcare facilities and leases those facilities to physician groups and regional and national healthcare systems and derives its revenue primarily from the leasing of those facilities. The Company operates and manages its business as one reportable operating segment. Resources are allocated and financial performance is assessed by the Company’s Chief Executive Officer, its chief operating decision maker, or the CODM. The CODM is provided with and reviews total consolidated assets and consolidated net income or loss and uses this information to assess the performance of the Company’s portfolio and makes operating decisions accordingly. There are no significant segment operating expenses that require disclosure other than the expense categories on the Company’s Consolidated Statements of Operations.

Note 3 – Property Portfolio

Summary of Properties Acquired and Sold During the Three Months Ended March 31, 2025

During the three months ended March 31, 2025, the Company completed three acquisitions. These acquisitions were made pursuant to an October 2024 purchase agreement to acquire a five-property portfolio (the “five-property portfolio”). For each acquisition, substantially all of the fair value was concentrated in a single identifiable asset or group of similar identifiable assets and, therefore, each acquisition represented an asset acquisition. Accordingly, transaction costs for these acquisitions were capitalized. The Company completed the acquisition of the remaining two properties in the five-property portfolio in April 2025.

During the three months ended March 31, 2025, the Company completed two dispositions. In February 2025, the Company sold a medical office building located in Derby, Kansas receiving gross proceeds of $1.0 million, resulting in a gain of $17 thousand. In March 2025, the Company sold a medical office building located in Coos Bay, Oregon receiving gross proceeds of $7.2 million, resulting in a gain of $1.3 million.

A rollforward of the gross investment in land, building, improvements, and acquired lease intangible assets as of March 31, 2025 is as follows:

			Site	Tenant	Acquired Lease	Gross Investment in
	Land	Building	Improvements	Improvements	Intangible Assets	Real Estate
Balances as of December 31, 2024	$174,300	$1,044,019	$23,973	$69,679	$138,945	$1,450,916
Facility Acquired – Date Acquired:
Carondelet - 2/7/25	—	13,327	—	1,274	1,725	16,326
Silverbell - 2/7/25	—	8,482	—	973	1,368	10,823
Slippery Rock - 2/7/25	—	3,511	455	593	572	5,131
Capitalized costs(1)	—	1,789	12	2,626	—	4,427
Total Additions:	—	27,109	467	5,466	3,665	36,707
Facility Sold – Date Sold:
Derby - 2/18/25	(146)	(1,250)	(118)	(73)	(372)	(1,959)
Coos Bay - 3/19/25	(861)	(5,096)	(56)	(49)	(410)	(6,472)
Total Dispositions:	(1,007)	(6,346)	(174)	(122)	(782)	(8,431)
Balances as of March 31, 2025	$173,293	$1,064,782	$24,266	$75,023	$141,828	$1,479,192
(1)	Represents capital projects that were completed and placed in service during the three months ended March 31, 2025 related to the Company’s existing facilities.

Depreciation expense was $10,307 and $10,113 for the three months ended March 31, 2025 and 2024, respectively.

As of March 31, 2025, the Company had aggregate capital improvement commitments and obligations to improve, expand, and maintain the Company’s existing facilities of approximately $24,200. Many of these amounts are subject to contingencies that make it difficult to predict when they will be utilized, if at all. In accordance with the terms of the Company’s leases, capital improvement obligations in the next twelve months are expected to total approximately $12,900.

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

Lease Intangible Assets and Liabilities

The following is a summary of the carrying amount of lease intangible assets and liabilities as of the dates presented:

	As of March 31, 2025
		Accumulated
	Cost	Amortization	Net
Assets
In-place leases	$79,472	$(52,393)	$27,079
Above market leases	24,885	(13,956)	10,929
Leasing costs	37,471	(22,192)	15,279
	$141,828	$(88,541)	$53,287
Liability
Below market leases	$14,325	$(10,423)	$3,902

	As of December 31, 2024
		Accumulated
	Cost	Amortization	Net
Assets
In-place leases	$77,698	$(50,714)	$26,984
Above market leases	24,599	(13,201)	11,398
Leasing costs	36,648	(21,326)	15,322
	$138,945	$(85,241)	$53,704
Liability
Below market leases	$14,073	$(10,137)	$3,936

The following is a summary of the acquired lease intangible amortization:

	Three Months Ended
	March 31,
	2025	2024
Amortization expense related to in-place leases	$2,215	$2,675
Amortization expense related to leasing costs	$1,072	$1,188
Decrease in rental revenue related to above market leases	$755	$819
Increase in rental revenue related to below market leases	$(303)	$(568)

As of March 31, 2025, scheduled future aggregate net amortization of the acquired lease intangible assets and liabilities for each year ended December 31 is listed below:

	Net Decrease	Net Increase
	in Revenue	in Expense
2025 (nine months remaining)	$(1,211)	$9,142
2026	(1,673)	10,676
2027	(1,235)	7,918
2028	(946)	6,298
2029	(831)	4,212
Thereafter	(1,131)	4,112
Total	$(7,027)	$42,358

As of March 31, 2025, the weighted average amortization periods for asset lease intangibles and liability lease intangibles were 3.2 years and 2.5 years, respectively.

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

The Operating Partnership is subject to a number of financial covenants under the Credit Facility, including, among other things, the following as of the end of each fiscal quarter, (i) a maximum consolidated unsecured leverage ratio of less than 60%, (ii) a maximum consolidated secured leverage ratio of less than 30%, (iii) a maximum consolidated secured recourse leverage ratio of less than 10%, (iv) a minimum fixed charge coverage ratio of 1.50:1.00, (v) a minimum unsecured interest coverage ratio of 1.50:1.00, (vi) a maximum consolidated leverage ratio of less than 60%, (vii) a maximum cash investment in joint ventures of 10% of total asset value and (viii) a minimum net worth of $573 million plus 75% of all net proceeds raised through equity offerings subsequent to March 31, 2022. As of March 31, 2025, management believed it complied with all of the financial and non-financial covenants contained in the Credit Facility.

The Company has entered into interest rate swaps to hedge its interest rate risk on the Term Loans through their respective maturities. For additional information related to the interest rate swaps, see the “Derivative Instruments - Interest Rate Swaps” section herein.

During the three months ended March 31, 2025, the Company borrowed $44,000 under the Credit Facility and repaid $13,500, for a net amount borrowed of $30,500. During the three months ended March 31, 2024, the Company borrowed $14,000 under the Credit Facility and repaid $7,800, for a net amount borrowed of $6,200. Interest expense incurred on the Credit Facility was $6,462 and $6,055 for the three months ended March 31, 2025 and 2024, respectively.

As of March 31, 2025 and December 31, 2024, the Company had the following outstanding borrowings under the Credit Facility:

	March 31, 2025	December 31, 2024
Revolver	$167,100	$136,600
Term Loan A	350,000	350,000
Term Loan B	150,000	150,000
Credit Facility, gross	667,100	636,600
Less: Unamortized debt issuance costs	(4,318)	(4,868)
Credit Facility, net	$662,782	$631,732

Costs incurred related to the Credit Facility, net of accumulated amortization, are netted against the Company’s “Credit Facility, net of unamortized debt issuance costs” balance in the accompanying Condensed Consolidated Balance Sheets. Amortization expense incurred related to debt issuance costs was $550 and $549 for the three months ended March 31, 2025 and 2024, respectively, and is included in the “Interest Expense” line item in the accompanying Condensed Consolidated Statements of Operations.

Notes Payable, Net of Debt Issuance Costs

The Company, through certain of its wholly owned subsidiaries, entered into or assumed loans in connection with the acquisitions of the Rosedale and Toledo facilities. As of March 31, 2025 and December 31, 2024, the Company had the following outstanding borrowings under these loans:

	March 31, 2025	December 31, 2024
Rosedale loan (1)	$13,052	$13,158
Toledo loan (2)	1,209	1,263
Notes payable, gross	14,261	14,421
Unamortized debt issuance costs	(13)	(22)
Notes payable, net	$14,248	$14,399
(1)	The Rosedale loan has an annual interest rate of 3.85% and matures on July 31, 2025.
(2)	The Toledo loan has an annual interest rate of 5.0% and matures on July 30, 2033.

Amortization expense incurred related to debt issuance costs was $9 and $13 for the three months ended March 31, 2025 and 2024, respectively, and is included in the “Interest Expense” line item in the accompanying Condensed Consolidated Statements of Operations.

The Company made principal payments of $160 and $230 during the three months ended March 31, 2025 and 2024, respectively. Interest expense incurred on these loans was $146 and $273 for the three months ended March 31, 2025 and 2024, respectively.

As of March 31, 2025, scheduled principal payments due for each year ended December 31 were as follows:

2025 (nine months remaining)	$13,108
2026	117
2027	124
2028	131
2029	139
Thereafter	642
Total	$14,261

Derivative Instruments - Interest Rate Swaps

As of March 31, 2025, the Company had nine interest rate swaps that are used to manage its interest rate risk by fixing the SOFR component of the Term Loans through their maturities. Five of the Company’s interest rate swaps related to Term Loan A with a combined notional value of $350 million that fix the SOFR component on Term Loan A through April 2026 at 1.36%. Four of the Company’s interest rate swaps related to Term Loan B with a combined notional value of $150 million that fix the SOFR component on Term Loan B through January 2028 at 2.54%.

The Company records the swaps either as an asset or a liability measured at its fair value at each reporting period. When hedge accounting is applied, the change in the fair value of derivatives designated and that qualify as cash flow hedges is (i) recorded in accumulated other comprehensive income in the equity section of the Company’s Condensed Consolidated Balance Sheets and (ii) subsequently reclassified into earnings as interest expense for the period that the hedged forecasted transactions affect earnings. If specific hedge accounting criteria are not met, changes in the Company’s derivative instruments’ fair value are recognized currently as an adjustment to net income. As of March 31, 2025 and December 31, 2024, all of the Company’s swaps meet the criteria for hedge accounting.

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

The fair value of the Company’s interest rate swaps was an asset of $13,713 and $18,613 as of March 31, 2025 and December 31, 2024, respectively. The balances are included in the “Derivative Asset” line item on the Company’s Condensed Consolidated Balance Sheets as of March 31, 2025 and December 31, 2024, respectively.

The table below details the components of the amounts presented on the accompanying Condensed Consolidated Statements of Comprehensive (Loss) Income recognized on the Company’s interest rate swaps designated as cash flow hedges for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
Amount of loss (gain) recognized in other comprehensive (loss) income	$1,635	$(8,610)
Amount of gain reclassified from accumulated other comprehensive income into interest expense	3,265	4,450
Total change in accumulated other comprehensive income	$4,900	$(4,160)

During the next twelve months, the Company estimates that an additional $10,853 will be reclassified as a decrease to interest expense. Additionally, during the three months ended March 31, 2025, the Company recorded total interest expense in its Condensed Consolidated Statements of Operations of $7,167.

Weighted-Average Interest Rate and Term

The weighted average interest rate and term of the Company’s debt was 3.84% and 1.8 years at March 31, 2025, compared to 3.75% and 2.0 years as of December 31, 2024.

Note 5 – Equity

Preferred Stock

The Company’s charter authorizes the issuance of 10,000 shares of preferred stock, par value $0.001 per share. As of March 31, 2025 and December 31, 2024, there were 3,105 shares of Series A Cumulative Redeemable Preferred Stock (“Series A Preferred Stock”), issued and outstanding. The Series A Preferred Stock has a liquidation preference of $25 per share.

Preferred stock dividend activity for the three months ended March 31, 2025 is summarized in the following table:

		Applicable		Quarterly		Dividends
Date Announced	Record Date	Quarter	Payment Date	Dividend		per Share

December 4, 2024	January 15, 2025	Q4 2024	January 31, 2025	$1,455		$0.46875
February 27, 2025	April 15, 2025	Q1 2025	April 30, 2025	$1,455	(1)	$0.46875
(1)	Two months of this amount, equal to $970, was accrued at March 31, 2025.

The holders of the Series A Preferred Stock are entitled to receive dividend payments only when, as and if declared by the Company’s board of directors (the “Board”) (or a duly authorized committee of the Board). Dividends will accrue or be payable in cash from the original issue date, on a cumulative basis, quarterly in arrears on each dividend payment date at a fixed rate per annum equal to 7.50% of the liquidation preference of $25.00 per share (equivalent to $1.875 per share on an annual basis). The Series A Preferred Stock may be partially or fully redeemed by the Company. Dividends on the Series A Preferred Stock are cumulative and accrue whether or not (i) funds are legally available for the payment of those dividends, (ii) the Company has earnings or (iii) those dividends are declared by the Board. The quarterly dividend payment dates on the Series A Preferred Stock are January 31, April 30, July 31 and October 31 of each year. During each of the three-month periods ended March 31, 2025 and 2024, the Company paid preferred dividends of $1,455.

Common Stock

The Company has 500,000 authorized shares of common stock, $0.001 par value. As of March 31, 2025 and December 31, 2024, there were 66,879 and 66,871 outstanding shares of common stock, respectively.

Common stock dividend activity for the three months ended March 31, 2025 is summarized in the following table:

		Applicable		Dividend	Dividends
Date Announced	Record Date	Quarter	Payment Date	Amount(1)	per Share

December 4, 2024	December 20, 2024	Q4 2024	January 8, 2025	$15,164	$0.21
February 27, 2025	March 21, 2025	Q1 2025	April 9, 2025	$15,234	$0.21
(1)	Includes distributions on outstanding LTIP Units and OP Units.

During the three months ended March 31, 2025 and 2024, the Company paid total dividends on its common stock, LTIP Units and OP Units in the aggregate amount of $15,269 and $14,946, respectively.

As of March 31, 2025 and December 31, 2024, the Company had accrued dividend balances of $393 and $386 for dividends payable on the aggregate annual and long-term LTIP Units that are subject to retroactive receipt of dividends on the amount of LTIP Units ultimately earned. During the three months ended March 31, 2025, $112 of dividends were accrued and $105 of dividends were paid related to these units. During the three months ended March 31, 2024, $67 of dividends were accrued and $127 of dividends were paid related to these units.

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

Capital Raising Activity

In January 2024, the Company and the Operating Partnership implemented a $300 million “at-the-market” equity offering program, pursuant to which the Company may offer and sell (including through forward sales), from time to time, shares of its common stock (the “2024 ATM Program”). No shares were sold under the 2024 ATM Program during the three months ended March 31, 2025.

OP Units

During the three months ended March 31, 2025 and the year ended December 31, 2024, the Operating Partnership did not issue or redeem any OP Units.

The OP Unit value at issuance and redemption is based on the Company’s closing share price on the date of the respective transaction and is included as a component of noncontrolling interest equity in the Company’s Condensed Consolidated Balance Sheets as of March 31, 2025 and December 31, 2024. The Company has sufficient shares of common stock authorized pursuant to its charter to cover the redemption of outstanding OP Units.

Note 6 – Related Party Transactions

Related Party Balances

The amounts due from related parties as of March 31, 2025 and December 31, 2024 were $420 and $270, respectively. These balances primarily consist of taxes paid on behalf of LTIP Unit and OP Unit holders that are reimbursable to the Company. The Company had no amounts due to related parties as of March 31, 2025 and December 31, 2024.

Note 7 – Stock-Based Compensation

2016 Equity Incentive Plan

The 2016 Equity Incentive Plan, as amended (the “Plan”), is intended to assist the Company and its affiliates in recruiting and retaining employees of the Company, members of the Board, executive officers of the Company, and individuals who provide services to the Company and its affiliates.

The Plan is intended to permit the grant of both qualified and non-qualified options and the grant of stock appreciation rights, restricted stock, unrestricted stock, awards of restricted stock units, performance awards and other equity-based awards (including LTIP Units). Based on the grants outstanding as of March 31, 2025, there were 1,571 shares of common stock that remain available to be granted under the Plan. Units subject to awards under the Plan that are forfeited, cancelled, lapsed, or otherwise expired (excluding shares withheld to satisfy exercise prices or tax withholding obligations) are available for grant.

Time-Based Grants

During the three months ended March 31, 2025, the Company granted the following LTIP Units:

		Number of
Date	Description	Units Issued	Vesting Dates

February 26, 2025	Final awards under the 2024 Annual Incentive Plan	125	50% on February 26, 2025; and
			50% on February 26, 2026

February 26, 2025	Time-based awards under the 2025 Long-Term Incentive Plan	207	100% on February 26, 2028

During the three months ended March 31, 2025, certain participants redeemed an aggregate of 8 vested LTIP Units for the Company’s common stock. A detail of the Company’s outstanding time-based LTIP Units as of March 31, 2025 is as follows:

Vested units	2,686
Unvested units	734
LTIP Units outstanding as of March 31, 2025	3,420

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

A detail of the Performance Awards under the 2023, 2024 and 2025 programs as of March 31, 2025 is as follows:

2023 Long-Term Awards	154
2024 Long-Term Awards	228
2025 Annual Awards (1)	157
2025 Long-Term Awards (2)	165
Total target Performance Awards as of March 31, 2025	704
(1)	Approved by the Board on February 26, 2025. The number of target LTIP Units was based on the average closing price of the Company’s common stock reported on the New York Stock Exchange over the 15 trading days preceding the award date.
(2)	Approved by the Board on February 26, 2025. The number of target LTIP Units was based on the fair value of the Long-Term Awards as determined by an independent valuation consultant.

Annual Awards. The Annual Awards are subject to the terms and conditions of LTIP Annual Award Agreements (“LTIP Annual Award Agreements”) between the Company and each grantee.

The Compensation Committee of the Board (the “Compensation Committee”) and the Board established performance goals for the year ending December 31, 2025, as set forth in the 2025 LTIP Annual Award Agreements (the “Performance Goals”) that will be used to determine the number of LTIP Units earned by each grantee. Cumulative stock-based compensation expense during the three months ended March 31, 2025 reflects management’s estimate of the probability of the number of these awards that will be earned. As soon as reasonably practicable following the end of the performance period, the Compensation Committee and the Board will determine the extent to which the Company has achieved each of the Performance Goals (expressed as a percentage) and, based on such determination, will calculate the number of LTIP Units that each grantee is entitled to receive. Each grantee may earn up to 150% of the number of his/her target LTIP Units. Any 2025 Annual Award LTIP Units that are not earned will be forfeited and cancelled.

Vesting. LTIP Units that are earned as of the end of the applicable performance period will vest in two installments as follows: 50% of the earned LTIP Units will become vested on the valuation date of the awards (which is expected to occur in February 2026) and 50% of the earned LTIP Units become vested on the one year anniversary of the initial vesting date. Vesting may be accelerated under certain circumstances such as a “change-in-control” transaction or a “qualified termination” event.

Distributions. Distributions equal to the dividends declared and paid by the Company will accrue during the applicable performance period on the estimated number of LTIP Units that the grantee could earn and will be paid with respect to all of the earned LTIP Units at the conclusion of the applicable performance period, in cash or by the issuance of additional LTIP Units at the discretion of the Compensation Committee.

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

Distributions. Pursuant to the LTIP Long-Term Award Agreements, distributions equal to the dividends declared and paid by the Company will accrue during the applicable performance period on the estimated number of LTIP Units that the grantee could earn and will be paid with respect to all of the earned LTIP Units at the conclusion of the applicable performance period, in cash or by the issuance of additional LTIP Units at the discretion of the Compensation Committee.

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

Below are details regarding certain of the assumptions for the Long-Term Awards using Monte Carlo simulations:

	2025 Long-Term	2024 Long-Term	2023 Long-Term
	Awards	Awards	Awards

Fair value	$9.32	$9.37	$11.67
Target awards	165	228	154
Volatility	28.67%	28.12%	43.54%
Risk-free rate	4.00%	4.38%	4.35%
Dividend assumption	reinvested	reinvested	reinvested
Expected term in years	3	3	3

The Company incurred stock compensation expense of $151 and $1,233 for the three months ended March 31, 2025 and 2024, respectively, related to the grants awarded under the Plan. Compensation expense is included within “General and Administrative” expense in the Company’s Condensed Consolidated Statements of Operations.

As of March 31, 2025, total unamortized compensation expense related to these awards of approximately $8.4 million is expected to be recognized over a weighted average remaining period of 1.8 years.

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

The Company recognized $34,595 and $35,069 of rental revenue related to operating lease payments for the three months ended March 31, 2025 and 2024, respectively. Of these amounts, $1,793 and $1,963 relate to variable rental revenue for the three months ended March 31, 2025 and 2024, respectively.

The aggregate annual cash to be received by the Company on the noncancelable operating leases related to its portfolio as of March 31, 2025 is as follows for the subsequent years ended December 31:

2025 (nine months remaining)	$90,376
2026	115,396
2027	104,106
2028	93,938
2029	80,501
Thereafter	274,376
Total	$758,693

Information as Lessee

The Company recorded a right of use asset and liability during the three months ended March 31, 2025 for the three buildings acquired during that period that are located on land that is subject to ground leases. The Company used a discount rate of approximately 5.9% to record the right of use asset and liability for these ground leases, which approximated its incremental borrowing rate at the date of acquisition. Including these buildings, the Company has ten buildings located on land that is subject to ground leases with a weighted average remaining term of approximately 38 years. Rental payments on these leases are adjusted periodically based on either the CPI or on a pre-determined schedule. The monthly payments on a pre-determined schedule are recognized on a straight-line basis over the terms of the respective leases. Changes in the CPI are not estimated as part of our measurement of straight-line rental expense. Some of the Company’s ground leases contain extension options and, where we determined it was reasonably certain that an extension would occur, they were included in our calculation of the right of use asset and liability. The Company recognized approximately $77 and $55 of ground lease expense during the three months ended March 31, 2025 and 2024, respectively, of which $46 and $22 was paid in cash.

The following table sets forth the undiscounted cash flows of our scheduled obligations for future lease payments on operating ground leases at March 31, 2025, and a reconciliation of those cash flows to the operating lease liability at March 31, 2025:

2025 (nine months remaining)	$727
2026	989
2027	1,005
2028	1,029
2029	1,048
Thereafter	19,479
Total	24,277
Discount	(13,036)
Lease liability	$11,241

Tenant Concentration

During the three months ended March 31, 2025, the Company’s rental revenues were derived from 297 tenants leasing 191 buildings. During this period there were no tenants with rental revenue that exceeded 10% of the Company’s rental revenue.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our financial statements, including the notes to those financial statements, included elsewhere in this Quarterly Report on Form 10-Q (this “Report”). Some of the statements we make in this section are forward-looking statements within the meaning of the federal securities laws. For a complete discussion of forward-looking statements, see the section below entitled “Special Note Regarding Forward-Looking Statements.” Certain risk factors may cause actual results, performance, or achievements to differ materially from those expressed or implied by the following discussion. For a discussion of such risk factors, see Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2024, that was filed with the U.S. Securities and Exchange Commission (the “SEC” or the “Commission”) on February 28, 2025 and Item 1A. Risk Factors in this Quarterly Report on Form 10-Q. Unless otherwise indicated, all dollar and share amounts in the following discussion are presented in thousands.

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

Forward-looking statements involve numerous risks and uncertainties and you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data or methods which may be incorrect or imprecise and we may not be able to realize them. We do not guarantee that the transactions and events described will happen as described (or that they will happen at all). The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

●	difficulties in identifying healthcare facilities to acquire (due to increased cost of capital, competition or otherwise) and completing such acquisitions;
●	defaults on or non-renewal of leases by tenants;
●	our ability to collect rents;
●	increases in interest rates and increased operating costs;
●	macroeconomic and geopolitical factors, including, but not limited to, inflationary pressures, tariffs and international trade policies, elevated interest rates, distress in the banking sector, global supply chain disruptions and ongoing geopolitical conflicts and war;
●	changes in current healthcare and healthcare real estate trends and costs, including wage inflation;
●	an epidemic or pandemic (such as the COVID-19 epidemic), and the measures that international, federal, state and local governments, agencies, law enforcement and/or health authorities implement to address it;
●	our ability to satisfy the covenants in our existing and any future debt agreements;
●	decreased rental rates or increased vacancy rates, including expected rent levels on acquired properties;
●	adverse economic or real estate conditions or developments, either nationally or in the markets in which our facilities are located;
●	our failure to generate sufficient cash flows to service our outstanding obligations;

●	our ability to satisfy our short and long-term liquidity requirements;
●	our ability to deploy the debt and equity capital we raise;
●	our ability to hedge our interest rate risk;
●	our ability to raise additional equity and debt capital on attractive terms or at all;
●	our ability to make distributions on shares of our common and preferred stock or to redeem our preferred stock;
●	expectations regarding the timing and/or completion of any acquisition;
●	expectations regarding the timing and/or completion of dispositions, and the expected use of proceeds therefrom;
●	our use of joint ventures may limit our returns on and our flexibility with jointly-owned investments;
●	general volatility of the market price of our common and preferred stock;
●	changes in our business or our investment or financing strategy;
●	our dependence upon key personnel, whose continued service is not guaranteed;
●	our ability to identify, hire and retain highly qualified personnel in the future;
●	the degree and nature of our competition;
●	changes in healthcare laws, governmental regulations, tax laws and similar matters;
●	changes in expected trends in Medicare, Medicaid and commercial insurance reimbursement trends;
●	competition for investment opportunities;
●	our failure to successfully integrate acquired healthcare facilities;
●	our expected capital and tenant improvement expenditures;
●	changes in accounting policies generally accepted in the United States of America (“GAAP”);
●	lack of, or insufficient amounts of, insurance;
●	other factors affecting the real estate industry generally;
●	changes in the tax treatment of our distributions;
●	our failure to maintain our qualification as a real estate investment trust (“REIT”) for U.S. federal income tax purposes;
●	our ability to qualify for the safe harbor from the 100% prohibited transactions tax under the REIT rules with respect to our property dispositions; and
●	limitations imposed on our business due to, and our ability to satisfy, complex rules relating to REIT qualification for U.S. federal income tax purposes.

See Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2024 and Item 1A. Risk Factors in this Quarterly Report on Form 10-Q for further discussion of these and other risks, as well as the risks, uncertainties and other factors discussed in this Report and identified in other documents we may file with the SEC from time to time. You should carefully consider these risks before making any investment decisions in our company. New risks and uncertainties may also emerge from time to time that could materially and adversely affect us. While forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance. We disclaim any obligation to update or revise any forward-looking statement to reflect changes in underlying assumptions or factors, of new information, data or methods, future events or other changes after the date of this Report, except as required by applicable law. You should not place undue reliance on any forward-looking statements that are based on information currently available to us or the third parties making the forward-looking statements.

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

Overview

Global Medical REIT Inc. (the “Company,” “us,” “we,” or “our”) is a Maryland corporation and internally managed REIT that acquires healthcare facilities and leases those facilities to physician groups and regional and national healthcare systems. We hold our facilities and conduct our operations through a Delaware limited partnership subsidiary, Global Medical REIT L.P. (the “Operating Partnership”). Our wholly owned subsidiary, Global Medical REIT GP LLC, is the sole general partner of our Operating Partnership and, as of March 31, 2025, we owned 92.19% of the outstanding common operating partnership units (“OP Units”) of our Operating Partnership, with an aggregate of 7.81% of the Operating Partnership owned by holders of long-term incentive plan units (“LTIP Units”) and third-party limited partners who contributed properties or services to the Operating Partnership in exchange for OP Units.

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

Impact of Elevated Interest Rates and Inflation

During 2024, the U.S. Federal Reserve (the “Fed”) began lowering the Federal Funds Rate after many quarters of increasing the target range for the rate to combat inflation. Beginning in September 2024 through December 2024, the Federal Funds Rate dropped from a range of 5.25% – 5.50% to 4.25% - 4.50%. However, U.S. Treasury yields and Secured Overnight Financing Rate (“SOFR”) swap rates have not responded in kind with 10-Year U.S. Treasury yields increasing from 3.79% at September 30, 2024 to 4.21% at March 31, 2025 and the five-year forward SOFR swap rates increasing from 3.21% to 3.59%, during the same period. The difference between the changes in the Federal Funds Rate and U.S. Treasury yields and forward SOFR swap rates reflect market expectations of increased inflationary pressures in the coming months and years as well as the effects of recently enacted global tariffs. Consequently, the Fed may maintain an elevated Federal Funds Rate, or determine to raise the Federal Funds Rate again, in 2025 and beyond if inflation begins to rise.

Currently, interest rate swaps with respect to our $350 million term loan (“Term Loan A”) on our Credit Facility are set to expire on the maturity of Term Loan A in April 2026. If we refinance our Term Loan A and enter into new interest rate swaps, any related interest rate swap would likely be based on the five-year SOFR swap rate at the time of refinancing, which is likely to be much higher than our current SOFR swap rate on our Term Loan A. Additionally, although one-month SOFR, which is the base rate of the unhedged revolver component of our Credit Facility (our “Revolver”), decreased during 2024 in line with the decrease in the Federal Funds Rate, one-month SOFR remains elevated compared to 2021 and there is no assurance that one-month SOFR will continue to decrease in 2025 and beyond.

In summary, interest expense on our Revolver, which is based on the short-term interest rate of one-month SOFR, decreased during the fourth quarter of 2024 along with the decrease in the Federal Funds Rate. With respect to our Term Loan A and its related interest rate swaps, if we refinance that loan and wish to hedge our prospective interest rate risk by entering into new interest rate swaps, the swap rates at the time of refinancing will be significantly higher than our current interest rate swaps due to (i) the general increase in SOFR since 2021 and (ii) the widening between short-term and long-term rates based on renewed inflationary pressures.

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

Executive Summary

The following table summarizes the primary changes in our business and operations during the periods presented.

	Three Months Ended March 31,
	2025	2024

	(in thousands, except per share and unit amounts)
Rental revenue	$34,595	$35,069
Depreciation and amortization expense	$13,827	$14,084
Interest expense	$7,167	$6,890
General and administrative expense	$3,620	$4,446
Gain on sale of investment properties	$1,358	$—

Net income attributable to common stockholders per share	$0.03	$0.01
FFO attributable to common stockholders and noncontrolling interest per share and unit(1)	$0.20	$0.21
AFFO attributable to common stockholders and noncontrolling interest per share and unit(1)	$0.22	$0.23
Dividends per share of common stock	$0.21	$0.21

Weighted average common stock outstanding	66,873	65,573
Weighted average OP Units outstanding	2,244	2,244
Weighted average LTIP Units outstanding	3,258	2,940
Total weighted average shares and units outstanding	72,375	70,757
(1)	See “—Non-GAAP Financial Measures,” for a description of our non-GAAP financial measures and a reconciliation of our non-GAAP financial measures.

	As of
	March 31,	December 31,
	2025	2024

	(dollars in thousands)
Investment in real estate, gross	$1,479,192	$1,450,916
Total debt, net	$677,030	$646,131
Weighted average interest rate	3.84%	3.75%
Total equity (including noncontrolling interest)	$538,103	$555,916
Net leasable square feet	4,917,850	4,756,108

Our Properties

As of March 31, 2025, we had gross investments of approximately $1.5 billion in real estate properties, consisting of 191 buildings with an aggregate of approximately 4.9 million leasable square feet and approximately $113 million of annualized base rent. This data does not include amounts for properties held in our unconsolidated joint venture.

Completed Acquisitions During and Subsequent to the Three Months Ended March 31, 2025

In October 2024, we entered into a purchase agreement to acquire a five-property portfolio (the “five-property portfolio”) of medical real estate for an aggregate purchase price of $69.6 million. In February 2025, we completed the acquisition of three properties in the five-property portfolio encompassing an aggregate of 188,874 leasable square feet for an aggregate purchase price of $31.5 million with aggregate annualized base rent of $2.7 million. In April 2025, we completed the acquisition of the remaining two properties in the five-property portfolio encompassing an aggregate of 297,724 leasable square feet for an aggregate purchase price of $38.1 million with aggregate annualized base rent of $3.6 million. In total, the five-property portfolio had a purchase price of $69.6 million with 486,598 leasable square feet and annualized base rent of $6.3 million.

Completed Property Dispositions

During the three months ended March 31, 2025, we completed two dispositions that generated aggregate gross proceeds of $8.2 million, resulting in an aggregate gain of $1.4 million.

Chapter 11 Reorganization Filing Update Prospect Medical Group

On January 11, 2025, our tenant, Prospect Medical Group (“Prospect”), filed for Chapter 11 bankruptcy reorganization. As of January 11, 2025, Prospect owed us approximately $2.4 million related to leases at three of our healthcare facilities, including $2.2 million related to our facility in East Orange, New Jersey. As of March 31, 2025, we and Prospect entered into a Stipulation and Agreed Order (the “Order”) with the bankruptcy courts whereby Prospect rejected its lease at our East Orange, New Jersey facility (allowing us to begin working directly with subtenants to enter into new direct leases with them and begin marketing the remainder of the facility for lease) and we agreed to waive all post-petition amounts due for the month of March 2025. Pursuant to the Order, as of May 6, 2025, Prospect has paid the Company $250 thousand, representing all post-petition amounts due through February 28, 2025, at this facility.

As of May 6, 2025, Prospect had not decided if it was going to accept or reject its remaining leases with us. With the exception of the amounts covered by the Order, if Prospect rejects any of its leases with us, we would have a general unsecured claim with respect to amounts owed under any rejected lease.

Capital Raising Activity

In January 2024, the Company and the Operating Partnership implemented a $300 million “at-the-market” equity offering program, pursuant to which we may offer and sell (including through forward sales), from time to time, shares of our common stock (the “2024 ATM Program”). No shares were sold under the 2024 ATM Program during the three months ended March 31, 2025.

Debt Activity

During the three months ended March 31, 2025, we borrowed $44.0 million under the Credit Facility and repaid $13.5 million, for a net amount borrowed of $30.5 million. During the three months ended March 31, 2024, we borrowed $14.0 million under the Credit Facility and repaid $7.8 million, for a net amount borrowed of $6.2 million. As of March 31, 2025, the net outstanding Credit Facility balance was $662.8 million and as of May 6, 2025, we had unutilized borrowing capacity under the Revolver of $187 million.

Joint Venture

In connection with the formation of the joint venture (the “Joint Venture”) in December 2024, we sold two of our assets to the Joint Venture and received gross proceeds of $35.2 million. We used $2.1 million of the gross proceeds to finance our initial 12.5% capital investment in the Joint Venture. In connection with the acquisition of these properties, the Joint Venture entered into a mortgage loan with a principal amount of $17.6 million. We account for our interest in the Joint Venture using the equity method of accounting.

Trends Which May Influence Our Results of Operations

We believe the following trends may positively impact our results of operations:

●	An aging population. According to the 2020 U.S. Census, the nation’s 65-and-older population has grown rapidly since 2010, driven by the aging of Baby Boomers born between 1946 and 1964. The 65-and-older population grew by over a third during the past decade, and by 3.2% from 2018 to 2019. We believe this segment of the U.S. population will utilize many of the services provided at our healthcare facilities such as orthopedics, cardiac, gastroenterology and rehabilitation.

●	A continuing shift towards outpatient care. According to the American Hospital Association, patients are demanding more outpatient operations. We believe this shift in patient preference from inpatient to outpatient facilities will benefit our tenants as most of our properties consist of outpatient facilities.

●	Physician practice group and hospital consolidation. We believe the trend towards physician group consolidation will serve to strengthen the credit quality of our tenants if our tenants merge or are consolidated with larger health systems.

We believe the following trends may negatively impact our results of operations:

●	Longer-Term Interest rates remain at elevated levels. During 2024, the Fed began lowering the Federal Funds Rate after many quarters of increasing the target range for the rate to combat inflation. Beginning in September 2024 through December 2024, the Federal Funds Rate dropped from a range of 5.25% – 5.50% to 4.25% - 4.50%. However, U.S. Treasury yields and SOFR swap rates have not responded in kind with 10-Year U.S. Treasury yields increasing from 3.79% at September 30, 2024 to 4.21% at March 31, 2025 and the five-year forward SOFR swap rates increasing from 3.21% to 3.59%, during the same period. The difference between the changes in the Federal Funds Rate and U.S. Treasury yields and forward SOFR swap rates reflect market expectations of increased inflationary pressures in the coming months and years as well as the effects of recently enacted global tariffs. Consequently, the Fed may maintain an elevated Federal Funds Rate, or determine to raise the Federal Funds Rate again, in 2025 and beyond if inflation begins to rise.

Continued elevated interest rates and recent market volatility have contributed to decreases in the common stock prices of many REITs, including the price of the Company’s common stock. A continued low stock price and elevated interest rates have caused the Company’s cost of capital to remain elevated, which, in turn, has significantly reduced the ability to acquire assets that meet the Company’s investment requirements.

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

Critical Accounting Estimates

The preparation of financial statements in conformity with GAAP requires our management to use judgment in the application of accounting policies, including making estimates and assumptions. We base estimates on the best information available to us at the time, our experience and on various other assumptions believed to be reasonable under the circumstances. These estimates affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If our judgment or interpretation of the facts and circumstances relating to various transactions or other matters had been different, it is possible that different accounting would have been applied, resulting in a different presentation of our financial statements. From time to time, we re-evaluate our estimates and assumptions. In the event estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current estimates and assumptions about matters that are inherently uncertain. Please refer to our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Commission on February 28, 2025, for further information regarding the critical accounting policies that affect our more significant estimates and judgments used in the preparation of our condensed consolidated financial statements included in Part I, Item 1 of this Report.

Consolidated Results of Operations

Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024

	Three Months Ended March 31,
	2025	2024	$ Change

	(in thousands)
Revenue
Rental revenue	$34,595	$35,069	$(474)
Other income	23	49	(26)
Total revenue	34,618	35,118	(500)

Expenses
General and administrative	3,620	4,446	(826)
Operating expenses	7,585	7,384	201
Depreciation expense	10,307	10,113	194
Amortization expense	3,520	3,971	(451)
Interest expense	7,167	6,890	277
Total expenses	32,199	32,804	(605)
Income before other income (expense)	2,419	2,314	105
Gain on sale of investment properties	1,358	—	1,358
Equity loss from unconsolidated joint venture	(40)	—	(40)
Net income	$3,737	$2,314	$1,423

Revenue

Total Revenue

Total revenue for the three months ended March 31, 2025 was $34.6 million, compared to $35.1 million for the same period in 2024, a decrease of $0.5 million. The decrease primarily resulted from the impact of dispositions that were completed subsequent to

March 31, 2024 and through the three months ended March 31, 2025, partially offset by acquisitions that were completed during that period. Within that decrease, $5.2 million in revenue was recognized from net lease expense recoveries during the three months ended March 31, 2025, compared to $5.0 million for the same period in 2024.

Expenses

General and Administrative

General and administrative expenses for the three months ended March 31, 2025 was $3.6 million, compared to $4.4 million for the same period in 2024, a decrease of $0.8 million. The decrease primarily resulted from a decrease in non-cash LTIP compensation expense, which was $0.2 million for the three months ended March 31, 2025, compared to $1.2 million for the same period in 2024. This decrease in non-cash LTIP compensation expense resulted from the required accounting treatment of compensation expense for the unvested LTIP units of Mr. Jeffery Busch, our Chairman and Chief Executive Officer, pursuant to the Transition and Separation Agreement and General Release of Claims, dated January 8, 2025, by and among the Company, Inter-American Management LLC and Mr. Busch (the “Transition and Separation Agreement”). The decrease in non-cash LTIP compensation expense was partially offset by additional general and administrative expenses incurred during the current period related to the Transition and Separation Agreement with Mr. Busch.

Operating Expenses

Operating expenses for the three months ended March 31, 2025 were $7.6 million, compared to $7.4 million for the same period in 2024, an increase of $0.2 million. While the increase compared to 2024 is not significant, the increase relative to revenue reflects changes in our portfolio between the periods, including increased costs from properties acquired in 2024 and during the three months ended March 31, 2025, partially offset by a net reduction in costs at other properties. Included in these amounts were $5.2 million of recoverable property operating expenses incurred during the three months ended March 31, 2025, compared to $5.0 million for the same period in 2024. In addition, our operating expenses included $1.4 million of property operating expenses from gross leases for the three months ended March 31, 2025, compared to $1.5 million for the same period in 2024.

Depreciation Expense

Depreciation expense for the three months ended March 31, 2025 was $10.3 million, compared to $10.1 million for the same period in 2024, an increase of $0.2 million. The increase primarily resulted from the impact of acquisitions that were completed subsequent to March 31, 2024 and through the three months ended March 31, 2025, partially offset by dispositions that were completed during that period.

Amortization Expense

Amortization expense for the three months ended March 31, 2025 was $3.5 million, compared to $4.0 million for the same period in 2024, a decrease of $0.5 million. The decrease primarily resulted from the impact of dispositions that were completed subsequent to March 31, 2024 and through the three months ended March 31, 2025, partially offset by acquisitions that were completed during that period.

Interest Expense

Interest expense for the three months ended March 31, 2025 was $7.2 million, compared to $6.9 million for the same period in 2024, an increase of $0.3 million. The increase was primarily due to higher average borrowings, partially offset by lower interest rates during the three months ended March 31, 2025, compared to the same period in 2024.

The weighted average interest rate of our debt for the three months ended March 31, 2025 was 3.83% compared to 3.90% for the same period in 2024. Additionally, the weighted average interest rate and term of our debt was 3.84% and 1.8 years at March 31, 2025.

Income Before Other Income (Expense)

Income before other income (expense) for the three months ended March 31, 2025 was $2.4 million, compared to $2.3 million for the same period in 2024, an increase of $0.1 million.

Gain on Sale of Investment Properties

During the three months ended March 31, 2025, we completed two dispositions resulting in an aggregate gain of $1.4 million. During the three months ended March 31, 2024 we had no property dispositions.

Equity Loss from Unconsolidated Joint Venture

During the three months ended March 31, 2025, we recognized a loss from the Joint Venture of $40 thousand, which represented our 12.5% ownership interest in the net loss of the Joint Venture during that period.

Net Income

Net income for the three months ended March 31, 2025 was $3.7 million, compared to $2.3 million for the same period in 2024, an increase of $1.4 million.

Assets and Liabilities

As of March 31, 2025 and December 31, 2024, our principal assets consisted of investments in real estate, net, of $1.2 billion. We completed three acquisitions and completed two dispositions during the three months ended March 31, 2025. Our liquid assets consisted primarily of cash and cash equivalents and restricted cash of $7.6 million and $8.9 million, as of March 31, 2025 and December 31, 2024, respectively.

The decrease in our cash and cash equivalents and restricted cash balances to $7.6 million as of March 31, 2025, compared to $8.9 million as of December 31, 2024, was primarily due to funds used to acquire investment properties, the payment of dividends to common and preferred stockholders as well as holders of OP Units and LTIP Units, and funds used for capital expenditures on existing real estate investments and leasing commissions, partially offset by net borrowings on our Credit Facility, net proceeds received from the sale of investment properties, and net cash provided by operating activities.

The increase in our total liabilities to $731.5 million as of March 31, 2025 compared to $700.6 million as of December 31, 2024, was primarily the result of higher net borrowings outstanding on our Credit Facility.

Liquidity and Capital Resources

General

Our short-term (up to 12 months) liquidity requirements include:

●	Interest expense and scheduled principal payments on outstanding indebtedness, including the payment of the approximately $13 million outstanding principal balance on the Rosedale loan that matures in July 2025;
●	General and administrative expenses, including cash severance costs owed to Mr. Busch pursuant to the Transition and Separation Agreement;
●	Property operating expenses;
●	Property acquisitions;
●	Distributions on our common and preferred stock and OP Units and LTIP Units; and
●	Capital and tenant improvements and leasing costs.

In 2025, we are contractually obligated to pay, or have capital commitments for, principal and interest payments on our outstanding debt and ground and operating lease expenses. In addition, if we decide to redeem our preferred stock in full, we would have to pay the liquidation preference of $77.6 million plus accrued dividends, fees and expenses.

Our long-term (beyond 12 months) liquidity requirements consist primarily of funds necessary to pay for acquisitions, capital and tenant improvements and leasing costs at our properties, scheduled debt maturities, general and administrative expenses, including cash severance costs owed to Mr. Busch pursuant to the Transition and Separation Agreement, operating expenses, and distributions. Beyond 2025, we are contractually obligated to pay, or have capital commitments for, principal and interest payments on our outstanding debt and ground and operating lease expenses.

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

Equity Issuances

In January 2024, the Company and the Operating Partnership implemented the 2024 ATM Program, pursuant to which we may offer and sell (including through forward sales), from time to time, shares of our common stock. No shares were sold under the 2024 ATM Program during the three months ended March 31, 2025 or from April 1, 2025 through May 6, 2025.

Debt Financing

Credit Facility. Our Credit Facility consists of (i) the $350 million Term Loan A, (ii) the $150 million Term Loan B, and (iii) the $400 million Revolver. The Credit Facility also contains a $500 million accordion feature. As of May 6, 2025, we had unutilized borrowing capacity under the Credit Facility of $187 million.

The Credit Facility is an unsecured facility with a term of (i) four years (beginning on August 1, 2022) for the Revolver (subject to two, six-month extension options), (ii) five years for Term Loan A (beginning on May 3, 2021), and (iii) five years and six months (beginning on August 1, 2022) for Term Loan B. Interest rates on amounts outstanding under the Credit Facility equal SOFR plus a related spread adjustment of 10 basis points and a borrowing spread based on the current pricing grid in the Credit Facility.

We are subject to a number of financial covenants under the Credit Facility, including, among other things, the following as of the end of each fiscal quarter, (i) a maximum consolidated unsecured leverage ratio of less than 60%, (ii) a maximum consolidated secured leverage ratio of less than 30%, (iii) a maximum consolidated secured recourse leverage ratio of less than 10%, (iv) a minimum fixed charge coverage ratio of 1.50:1.00, (v) a minimum unsecured interest coverage ratio of 1.50:1.00, (vi) a maximum consolidated leverage ratio of less than 60%, (vii) a maximum cash investment in joint ventures of 10% of total asset value and (viii) a minimum net worth of $573 million plus 75% of all net proceeds raised through equity offerings subsequent to March 31, 2022. As of March 31, 2025, management believed it complied with all of the financial and non-financial covenants contained in the Credit Facility.

Other Fixed Debt. We have $14.3 million in gross notes payable as of March 31, 2025. This debt is comprised of two instruments.

Hedging Instruments. As of March 31, 2025, we had nine interest rate swaps that are used to manage our interest rate risk.  Five of our interest rate swaps related to Term Loan A with a combined notional value of $350 million that fix the SOFR component on Term

Loan A through April 2026 at 1.36%. Four of our interest rate swaps related to Term Loan B with a combined notional value of $150 million that fix the SOFR component on Term Loan B through January 2028 at 2.54%.

Total Fixed Debt. Our fixed debt totaled $514.3 million on a gross basis at March 31, 2025, with a weighted average interest rate of 3.18% based on our interest rate swaps and at current leverage. The weighted average maturity of our fixed debt was 1.6 years at March 31, 2025.

Cash Flow Information

Net cash provided by operating activities for the three months ended March 31, 2025 was $12.3 million, compared to $14.3 million for the same period in 2024. During the 2025 period, non-cash LTIP compensation expense and amortization expense were lower.

Net cash used in investing activities for the three months ended March 31, 2025 was $27.2 million, compared to $2.7 million for the same period in 2024. During the 2025 period, we used funds to acquire investment properties and more funds were used for capital expenditures on existing real estate investments, partially offset by net proceeds received from the sale of investment properties and less funds used to pay leasing commissions.

Net cash provided by financing activities for the three months ended March 31, 2025 was $13.6 million, compared to net cash used in financing activities of $10.5 million for the same period in 2024. During the 2025 period, we had higher net borrowings on our Credit Facility, partially offset by slightly higher dividends paid to common and preferred stockholders as well as holders of OP Units and LTIP Units.

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

In accordance with the National Association of Real Estate Investment Trusts’ (“NAREIT”) definition, FFO means net income or loss computed in accordance with GAAP before noncontrolling interests of holders of OP Units and LTIP Units, excluding gains (or losses) from sales of property and extraordinary items, property impairment losses, less preferred stock dividends, plus real estate-related depreciation and amortization (excluding amortization of debt issuance costs and the amortization of above and below market leases), and after adjustments for unconsolidated partnerships and joint ventures calculated to reflect FFO on the same basis. Because FFO excludes real estate-related depreciation and amortization (other than amortization of debt issuance costs and above and below market lease amortization expense), the Company believes that FFO provides a performance measure that, when compared period-over-period, reflects the impact to operations from trends in occupancy rates, rental rates, operating costs, development activities and interest costs, providing perspective not immediately apparent from the closest GAAP measurement, net income or loss.

AFFO is a non-GAAP measure used by many investors and analysts to measure a real estate company’s operating performance by removing the effect of items that do not reflect ongoing property operations. Management calculates AFFO by modifying the NAREIT computation of FFO by adjusting it for certain cash and non-cash items and certain recurring and non-recurring items. For the Company these items include recurring acquisition and disposition costs, loss on the extinguishment of debt, recurring straight line deferred rental revenue, recurring stock-based compensation expense, recurring amortization of above and below market leases, recurring amortization of debt issuance costs, severance and transition related expense, and other items related to unconsolidated partnerships and joint ventures.

Management believes that reporting AFFO in addition to FFO is a useful supplemental measure for the investment community to use when evaluating the operating performance of the Company on a comparative basis.

A reconciliation of net income to FFO and AFFO for the three months ended March 31, 2025 and 2024 is as follows:

	Three Months Ended March 31,
	2025	2024

	(unaudited, in thousands except per share and unit amounts)
Net income	$3,737	$2,314
Less: Preferred stock dividends	(1,455)	(1,455)
Depreciation and amortization expense	13,806	14,024
Depreciation and amortization expense from unconsolidated joint venture	49	—
Gain on sale of investment properties	(1,358)	—
FFO attributable to common stockholders and noncontrolling interest	$14,779	$14,883
Amortization of above market leases, net	452	251
Straight line deferred rental revenue	(57)	(400)
Stock-based compensation expense	151	1,233
Amortization of debt issuance costs and other	559	562
Severance and transition related expense	104	—
Other adjustments from unconsolidated joint venture	31	—
AFFO attributable to common stockholders and noncontrolling interest	$16,019	$16,529

Net income attributable to common stockholders per share – basic and diluted	$0.03	$0.01
FFO attributable to common stockholders and noncontrolling interest per share and unit	$0.20	$0.21
AFFO attributable to common stockholders and noncontrolling interest per share and unit	$0.22	$0.23

Weighted Average Shares and Units Outstanding – basic and diluted	72,375	70,757

Weighted Average Shares and Units Outstanding:
Weighted Average Common Shares	66,873	65,573
Weighted Average OP Units	2,244	2,244
Weighted Average LTIP Units	3,258	2,940
Weighted Average Shares and Units Outstanding – basic and diluted	72,375	70,757

Earnings Before Interest, Taxes, Depreciation and Amortization for Real Estate (EBITDAre and Adjusted EBITDAre)

The Company calculates EBITDAre in accordance with standards established by NAREIT and defines EBITDAre as net income or loss computed in accordance with GAAP plus depreciation and amortization, interest expense, gain or loss on the sale of investment properties, property impairment losses, and adjustments for unconsolidated partnerships and joint ventures to reflect EBITDAre on the same basis, as applicable. The Company defines Adjusted EBITDAre as EBITDAre plus loss on extinguishment of debt, non-cash stock compensation expense, non-cash intangible amortization related to above and below market leases, severance and transition related expense, transaction expense, adjustments related to our investments in unconsolidated joint ventures, and other normalizing items. Management considers EBITDAre and Adjusted EBITDAre important measures because they provide additional information to allow management, investors, and our current and potential creditors to evaluate and compare our core operating results and our ability to service debt.

A reconciliation of net income to EBITDAre and Adjusted EBITDAre for the three months ended March 31, 2025 and 2024 is as follows:

	Three Months Ended March 31,
	2025	2024

	(unaudited and in thousands)
Net income	$3,737	$2,314
Interest expense	7,167	6,890
Depreciation and amortization expense	13,827	14,084
Unconsolidated joint venture EBITDAre adjustments (1)	85	—
Gain on sale of investment properties	(1,358)	—
EBITDAre	$23,458	$23,288
Stock-based compensation expense	151	1,233
Amortization of above market leases, net	452	251
Severance and transition related expense	104	—
Interest rate swap mark-to-market at unconsolidated joint venture	35	—
Adjusted EBITDAre	$24,200	$24,772

(1)	Includes joint venture interest, depreciation and amortization and gain on sale of investment properties, if applicable, included in joint venture net income or loss.

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

As of March 31, 2025, we had $167.1 million of unhedged borrowings outstanding under the Revolver (before the netting of unamortized debt issuance costs) that bears interest at a variable rate. See “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Liquidity and Capital Resources,” for a detailed discussion of our Credit Facility. At March 31, 2025, SOFR on our outstanding floating-rate borrowings was 4.32%. Assuming no increase in the amount of our variable interest rate debt, if SOFR increased 100 basis points, our cash flow would decrease by approximately $1.7 million annually. Assuming no increase in the amount of our variable rate debt, if SOFR were reduced 100 basis points, our cash flow would increase by approximately $1.7 million annually.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act that are designed to ensure that information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to management, including the principal executive and financial officer as appropriate, to allow timely decisions regarding required disclosures. Our principal executive officer and principal financial officer evaluated the effectiveness of disclosure controls and procedures as of March 31, 2025 pursuant to Rule 13a-15(b) under the Exchange Act. Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this Report, the Company’s disclosure controls and procedures were effective to ensure that information required to be included in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

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

Item 1A. Risk Factors

The following supplements and updates the risk factors in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2024. Some statements in this Quarterly Report on Form 10-Q, including statements in the following risk factor, constitute forward-looking statements. Please refer to Part I, Item 2 of this Quarterly Report on Form 10-Q entitled “Special Note Regarding Forward-Looking Statements.”

Global trade disruption, significant introductions of trade barriers and bilateral trade frictions, together with any future downturns in the global economy resulting therefrom, could adversely affect our performance.

The U.S. government has recently announced significant changes in its approach to international trade policy and has announced efforts to renegotiate certain existing trade agreements with foreign countries. In addition, the U.S. government has recently imposed tariffs on certain foreign goods and has indicated a willingness to impose tariffs on imports of other products. Some foreign governments, including China, have instituted retaliatory tariffs on certain U.S. goods and have indicated a willingness to impose additional tariffs on U.S. products. Global trade disruption, significant introductions of trade barriers and bilateral trade frictions, together with any future downturns in the global economy resulting therefrom, could adversely affect our performance.

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

10.1†

Transition and Separation Agreement and General Release of Claims, dated January 8, 2025, by and among Jeffrey Busch, Global Medical REIT Inc., and Inter-American Management LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on January 8, 2025).

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

GLOBAL MEDICAL REIT INC.

Date: May 8, 2025	By:	/s/ Jeffrey M. Busch
Jeffrey M. Busch
Chief Executive Officer (Principal Executive Officer)

Date: May 8, 2025	By:	/s/ Robert J. Kiernan
Robert J. Kiernan
Chief Financial Officer (Principal Financial and Accounting Officer)