Form 10-Q
period 2025-06-30
Global Medical REIT Inc.
filed 2025-08-06
CIK 1533615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

The number of shares of the registrant’s common stock outstanding at August 4, 2025 was 66,878,728

PART I   FINANCIAL INFORMATION

GLOBAL MEDICAL REIT INC.

Condensed Consolidated Balance Sheets

(unaudited and in thousands, except par values)

	As of
	June 30, 2025	December 31, 2024
Assets
Investment in real estate:
Land	$173,123	$174,300
Building	1,095,324	1,044,019
Site improvements	24,966	23,973
Tenant improvements	80,019	69,679
Acquired lease intangible assets	147,376	138,945
	1,520,808	1,450,916
Less: accumulated depreciation and amortization	(316,649)	(288,921)
Investment in real estate, net	1,204,159	1,161,995
Cash and cash equivalents	6,580	6,815
Restricted cash	2,646	2,127
Tenant receivables, net	7,826	7,424
Due from related parties	461	270
Escrow deposits	556	711
Deferred assets	28,672	28,208
Derivative asset	10,396	18,613
Goodwill	5,903	5,903
Investment in unconsolidated joint venture	1,917	2,066
Other assets	27,843	22,354
Total assets	$1,296,959	$1,256,486

Liabilities and Equity
Liabilities:
Credit Facility, net of unamortized debt issuance costs of $3,768 and $4,868 at June 30, 2025 and December 31, 2024, respectively	$698,832	$631,732
Notes payable, net of unamortized debt issuance costs of $4 and $22 at June 30, 2025 and December 31, 2024, respectively	14,153	14,399
Accounts payable and accrued expenses	19,006	16,468
Dividends payable	11,985	16,520
Security deposits	3,407	3,324
Other liabilities	18,438	14,191
Acquired lease intangible liability, net	6,117	3,936
Total liabilities	771,938	700,570
Commitments and Contingencies
Equity:
Preferred stock, $0.001 par value, 10,000 shares authorized; 3,105 issued and outstanding at June 30, 2025 and December 31, 2024, respectively (liquidation preference of $77,625 at June 30, 2025 and December 31, 2024, respectively)	74,959	74,959
Common stock, $0.001 par value, 500,000 shares authorized; 66,879 shares and 66,871 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	67	67
Additional paid-in capital	734,290	734,223
Accumulated deficit	(316,510)	(293,736)
Accumulated other comprehensive income	10,396	18,613
Total Global Medical REIT Inc. stockholders' equity	503,202	534,126
Noncontrolling interest	21,819	21,790
Total equity	525,021	555,916
Total liabilities and equity	$1,296,959	$1,256,486

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL MEDICAL REIT INC.

Condensed Consolidated Statements of Operations

(unaudited and in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Revenue
Rental revenue	$37,880	$34,214	$72,475	$69,283
Other income	89	27	112	77
Total revenue	37,969	34,241	72,587	69,360

Expenses
General and administrative	6,025	4,589	9,645	9,035
Operating expenses	8,216	7,236	15,800	14,619
Depreciation expense	11,307	10,127	21,614	20,240
Amortization expense	3,984	3,866	7,504	7,838
Interest expense	8,009	6,992	15,176	13,883
Total expenses	37,541	32,810	69,739	65,615

Income before other income (expense)	428	1,431	2,848	3,745
Gain (loss) on sale of investment properties	207	(3,383)	1,565	(3,383)
Equity loss from unconsolidated joint venture	(50)	—	(91)	—

Net income (loss)	$585	$(1,952)	$4,322	$362
Less: Preferred stock dividends	(1,455)	(1,455)	(2,911)	(2,911)
Less: Net loss (income) attributable to noncontrolling interest	70	260	(108)	195
Net (loss) income attributable to common stockholders	$(800)	$(3,147)	$1,303	$(2,354)

Net (loss) income attributable to common stockholders per share – basic and diluted	$(0.01)	$(0.05)	$0.02	$(0.04)

Weighted average shares outstanding – basic and diluted	66,879	65,588	66,876	65,580

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL MEDICAL REIT INC.

Condensed Consolidated Statements of Comprehensive (Loss) Income

(unaudited and in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Net income (loss)	$585	$(1,952)	$4,322	$362
Other comprehensive (loss) income :
(Decrease) increase in fair value of interest rate swap agreements	(3,317)	(1,613)	(8,217)	2,547
Total other comprehensive (loss) income	(3,317)	(1,613)	(8,217)	2,547
Comprehensive (loss) income	(2,732)	(3,565)	(3,895)	2,909
Less: Preferred stock dividends	(1,455)	(1,455)	(2,911)	(2,911)
Less: Comprehensive loss attributable to noncontrolling interest	338	383	545	1
Comprehensive loss attributable to common stockholders	$(3,849)	$(4,637)	$(6,261)	$(1)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL MEDICAL REIT INC.

Condensed Consolidated Statements of Equity

(unaudited and in thousands, except per share amounts)

For the Six Months Ended June 30, 2025:

								Global
							Accumulated	Medical
					Additional		Other	REIT Inc.	Non-
	Common Stock		Preferred Stock		Paid-in	Accumulated	Comprehensive	Stockholders’	controlling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Equity	Interest	Equity
Balances, December 31, 2024	66,871	$67	3,105	$74,959	$734,223	$(293,736)	$18,613	$534,126	$21,790	$555,916
Net income	—	—	—	—	—	4,214	—	4,214	108	4,322
LTIP Units redeemed for common stock	8	—	—	—	67	—	—	67	(67)	—
Change in fair value of interest rate swap agreements	—	—	—	—	—	—	(8,217)	(8,217)	—	(8,217)
Stock-based compensation expense	—	—	—	—	—	—	—	—	1,879	1,879
Dividends to common stockholders ($0.36 per share)	—	—	—	—	—	(24,077)	—	(24,077)	—	(24,077)
Dividends to preferred stockholders ($0.9375 per share)	—	—	—	—	—	(2,911)	—	(2,911)	—	(2,911)
Dividends to noncontrolling interest	—	—	—	—	—	—	—	—	(1,891)	(1,891)
Balances, June 30, 2025	66,879	$67	3,105	$74,959	$734,290	$(316,510)	$10,396	$503,202	$21,819	$525,021

For the Three Months Ended June 30, 2025:

								Global
							Accumulated	Medical
					Additional		Other	REIT Inc.	Non-
	Common Stock		Preferred Stock		Paid-in	Accumulated	Comprehensive	Stockholders’	controlling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Equity	Interest	Equity
Balances, March 31, 2025	66,879	$67	3,105	$74,959	$734,290	$(305,677)	$13,713	$517,352	$20,751	$538,103
Net income (loss)	—	—	—	—	—	655	—	655	(70)	585
Change in fair value of interest rate swap agreements	—	—	—	—	—	—	(3,317)	(3,317)	—	(3,317)
Stock-based compensation expense	—	—	—	—	—	—	—	—	1,728	1,728
Dividends to common stockholders ($0.15 per share)	—	—	—	—	—	(10,032)	—	(10,032)	—	(10,032)
Dividends to preferred stockholders ($0.46875 per share)	—	—	—	—	—	(1,456)	—	(1,456)	—	(1,456)
Dividends to noncontrolling interest	—	—	—	—	—	—	—	—	(590)	(590)
Balances, June 30, 2025	66,879	$67	3,105	$74,959	$734,290	$(316,510)	$10,396	$503,202	$21,819	$525,021

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

GLOBAL MEDICAL REIT INC.

Condensed Consolidated Statements of Cash Flows

(unaudited and in thousands)

	Six Months Ended June 30,
	2025	2024
Operating activities
Net income	$4,322	$362
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	21,614	20,240
Amortization of acquired lease intangible assets	7,046	7,629
Amortization of above market leases, net	392	500
Amortization of debt issuance costs and other	1,118	1,125
Stock-based compensation expense	1,879	2,552
Capitalized preacquisition and other costs charged to expense	42	82
Reserve for uncollectible accounts, net	—	822
(Gain) loss on sale of investment properties	(1,565)	3,383
Equity loss from unconsolidated joint venture	91	—
Other	70	202
Changes in operating assets and liabilities:
Tenant receivables	(402)	(2,133)
Deferred assets	(536)	(1,265)
Other assets and liabilities	(2,059)	(291)
Accounts payable and accrued expenses	2,316	(272)
Security deposits	83	285
Net cash provided by operating activities	34,411	33,221

Investing activities
Purchase of land, buildings, and other tangible and intangible assets and liabilities	(70,468)	—
Net proceeds from sale of investment properties	9,111	7,537
Distribution of capital from unconsolidated joint venture	58	—
Escrow deposits for purchase of properties	290	(500)
Advances made to related parties	(191)	(217)
Capital expenditures on existing real estate investments	(4,576)	(5,206)
Leasing commissions	(673)	(2,545)
Net cash used in investing activities	(66,449)	(931)

Financing activities
Escrow deposits required by third party lenders	—	248
Repayment of notes payable	(264)	(11,287)
Proceeds from Credit Facility	94,500	38,500
Repayment of Credit Facility	(28,500)	(25,900)
Dividends paid to common stockholders, and OP Unit and LTIP Unit holders	(30,503)	(29,846)
Dividends paid to preferred stockholders	(2,911)	(2,911)
Net cash provided by (used in) financing activities	32,322	(31,196)
Net increase in cash and cash equivalents and restricted cash	284	1,094
Cash and cash equivalents and restricted cash—beginning of period	8,942	6,724
Cash and cash equivalents and restricted cash—end of period	$9,226	$7,818

Supplemental cash flow information:
Cash payments for interest	$14,326	$12,583

Noncash financing and investing activities:
Accrued dividends payable	$11,985	$16,280
Interest rate swap agreements fair value change recognized in other comprehensive (loss) income	$(8,217)	$2,547
LTIP Units redeemed for common stock	$67	$209
Accrued capital expenditures and leasing commissions included in accounts payable and accrued expenses	$2,284	$1,442
Recognition of lease liability related to right of use asset	$6,280	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL MEDICAL REIT INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

(dollars in thousands, except per share amounts or as otherwise indicated)

Note 1 – Organization

Global Medical REIT Inc. (the “Company”) is a Maryland corporation and internally managed real estate investment trust (“REIT”) that acquires healthcare facilities and leases those facilities to physician groups and regional and national healthcare systems. The Company holds its facilities and conducts its operations through a Delaware limited partnership subsidiary, Global Medical REIT L.P. (the “Operating Partnership”). The Company serves as the sole general partner of the Operating Partnership through a wholly owned subsidiary of the Company, Global Medical REIT GP LLC, a Delaware limited liability company. As of June 30, 2025, the Company was the 91.92% limited partner of the Operating Partnership, with an aggregate of 8.08% of the Operating Partnership owned by holders of long-term incentive plan units (“LTIP Units”) and third-party limited partners who contributed properties or services to the Operating Partnership in exchange for common limited partnership units (“OP Units”).

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

	As of June 30,
	2025	2024
Cash and cash equivalents	$6,580	$4,978
Restricted cash	2,646	2,840
Total cash and cash equivalents and restricted cash	$9,226	$7,818

Tenant Receivables, Net

The tenant receivable balance as of June 30, 2025 and December 31, 2024 was $7,826 and $7,424, respectively. The balance as of June 30, 2025 consisted of $3,702 in funds owed from the Company’s tenants for rent that the Company had earned but had not yet received, $4,011 of tenant reimbursements, and $113 for a loan that was made to one of the Company’s tenants. The balance as of December 31, 2024 consisted of $2,838 in funds owed from the Company’s tenants for rent that the Company had earned but had not yet received, $4,014 of tenant reimbursements, $119 for a loan that was made to one of the Company’s tenants, and $453 of miscellaneous receivables.

Receivables arising from operating leases are accounted for in accordance with ASC Topic 842 “Leases” (“ASC Topic 842”). The Company assesses the likelihood of losses resulting from tenant defaults, or the inability of tenants to make contractual rent and tenant reimbursements at each reporting date. The Company also monitors the liquidity and creditworthiness of its tenants and operators on a continuous basis. If the likelihood of a tenant paying its lease payments is determined to no longer be probable, all tenant receivables, including deferred rent, are written off against revenue and any future revenue for that tenant is recognized only upon receipt of cash. In addition, as of June 30, 2025 and December 31, 2024, the Company had a portfolio level reserve of $350 on those leases that were probable of collection to ensure that the tenant lease receivables were not overstated.

Escrow Deposits

The escrow balance as of June 30, 2025 and December 31, 2024 was $556 and $711, respectively. Escrow deposits include funds held in escrow to be used for the acquisition of properties in the future and for the payment of taxes and insurance.

Deferred Assets

The deferred assets balance as of June 30, 2025 and December 31, 2024 was $28,672 and $28,208, respectively. The balance as of June 30, 2025 consisted of $28,474 in deferred rent receivables resulting from the recognition of revenue from leases with fixed annual rental escalations on a straight-line basis and $198 of other deferred costs. The balance as of December 31, 2024 consisted of $28,009 in deferred rent receivables resulting from the recognition of revenue from leases with fixed annual rental escalations on a straight-line basis and $199 of other deferred costs.

Other Assets

The other assets balance as of June 30, 2025 and December 31, 2024 was $27,843 and $22,354, respectively. The balance as of June 30, 2025 consisted of $13,340 in right of use assets, $4,760 in capitalized construction in process costs, $1,939 in prepaid assets, $7,455 in net capitalized leasing commissions, and $349 in net capitalized software costs and miscellaneous assets. The balance as of December 31, 2024 consisted of $7,271 in right of use assets, $6,729 in capitalized construction in process costs, $1,451 in prepaid assets, $6,535 in net capitalized leasing commissions, and $368 in net capitalized software costs and miscellaneous assets. Refer to Note 8 – “Leases” for additional details on right of use assets.

Derivative Instruments - Interest Rate Swaps

As of June 30, 2025 and December 31, 2024, the Company's balance related to interest rate swap derivative instruments that were designated as cash flow hedges of interest rate risk was an asset of $10,396 and $18,613, respectively. In accordance with the Company’s risk management strategy, the purpose of the interest rate swaps is to manage interest rate risk for certain of the Company’s variable-rate debt. The interest rate swaps involve the Company’s receipt of variable-rate amounts from the counterparties in exchange for the Company making fixed-rate payments over the life of the agreements. The Company accounts for derivative instruments in accordance with the provisions of ASC Topic 815, “Derivatives and Hedging.” Refer to Note 4 – “Credit Facility, Notes Payable and Derivative Instruments” for additional details.

Goodwill

As of June 30, 2025 and December 31, 2024, the Company’s goodwill balance was $5,903. Goodwill represents the excess of consideration paid over the fair value of underlying identifiable net assets of businesses acquired. Goodwill has an indefinite life and is not amortized, but is tested for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company’s policy is to perform its annual goodwill impairment evaluation as of the first day of the fourth quarter of its fiscal year. The Company has one reporting unit.

Assets Held for Sale and Sales of Real Estate

The Company classifies a property as held for sale when the following criteria are met: (i) management, having the authority to approve action, commits to a plan to sell the property in its present condition, (ii) the sale of the property is at a price reasonable in relation to its current fair value and (iii) the sale is probable and expected to be completed within one year. At that time, the Company presents the assets and obligations associated with the real estate held for sale separately in its Condensed Consolidated Balance Sheets and ceases recording depreciation and amortization expense related to that asset.  Real estate held for sale is reported at the lower of its carrying amount or its estimated fair value less estimated costs to sell. None of the Company’s properties were classified as held for sale as of June 30, 2025 or December 31, 2024.

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

Other Liabilities

The other liabilities balance as of June 30, 2025 and December 31, 2024 was $18,438 and $14,191, respectively. The balance as of June 30, 2025 consisted of $13,600 for right of use liabilities and $4,838 of prepaid rent. The balance as of December 31, 2024 consisted of $7,461 for right of use liabilities and $6,730 of prepaid rent. Refer to Note 8 – “Leases” for additional details on right of use liabilities.

Unconsolidated Joint Venture

In December 2024, the Company entered into an agreement to sell certain assets to a newly formed joint venture, GII Global Medical Holdings LLC (the “Joint Venture”), with the Company, through its Operating Partnership, and Heitman Global Real Estate REIT LLC (“Heitman”) and their respective subsidiaries. The Company retained an ownership interest of 12.5% in the Joint Venture with Heitman retaining the remaining 87.5% interest. Heitman, through its voting interest, controls the entity. Accordingly, the Company accounts for its interest in the Joint Venture using the equity method of accounting. Under the equity method, the Company initially recorded the investment at cost and subsequently adjusts the investment for the Company’s share of the equity in earnings or losses, as well as for any cash contributions and distributions.

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

Note 3 – Property Portfolio

Summary of Properties Acquired and Sold During the Six Months Ended June 30, 2025

During the six months ended June 30, 2025, the Company completed the acquisition of a five-property portfolio of medical real estate. For this acquisition, substantially all of the fair value was concentrated in a single identifiable asset or group of similar identifiable assets and, therefore, this acquisition represented an asset acquisition. Accordingly, transaction costs for this acquisition were capitalized.

During the six months ended June 30, 2025, the Company completed three dispositions. In February 2025, the Company sold a medical office building located in Derby, Kansas receiving gross proceeds of $1.0 million, resulting in a gain of $17 thousand. In March 2025, the Company sold a medical office building located in Coos Bay, Oregon receiving gross proceeds of $7.2 million, resulting in a gain of $1.3 million. In April 2025, the Company sold a medical office building in Chipley, Florida receiving gross proceeds of $1.4 million, resulting in a gain of $0.2 million.

A rollforward of the gross investment in land, building, improvements, and acquired lease intangible assets as of June 30, 2025 is as follows:

			Site	Tenant	Acquired Lease	Gross Investment in
	Land	Building	Improvements	Improvements	Intangible Assets	Real Estate
Balances as of December 31, 2024	$174,300	$1,044,019	$23,973	$69,679	$138,945	$1,450,916
Facility Acquired – Date Acquired:
Carondelet - 2/7/25	—	13,327	—	1,274	1,725	16,326
Silverbell - 2/7/25	—	8,482	—	973	1,368	10,823
Slippery Rock - 2/7/25	—	3,511	455	593	572	5,131
Clive - 4/1/25	—	11,400	507	1,595	2,218	15,720
Des Moines - 4/1/25	—	18,917	182	3,289	3,519	25,907
Capitalized costs(1)	—	2,889	57	2,849	—	5,795
Total Additions:	—	58,526	1,201	10,573	9,402	79,702
Facility Sold – Date Sold:
Derby - 2/18/25	(146)	(1,250)	(118)	(73)	(372)	(1,959)
Coos Bay - 3/19/25	(861)	(5,096)	(56)	(49)	(410)	(6,472)
Chipley - 4/30/25	(170)	(875)	(34)	(111)	(189)	(1,379)
Total Dispositions:	(1,177)	(7,221)	(208)	(233)	(971)	(9,810)
Balances as of June 30, 2025	$173,123	$1,095,324	$24,966	$80,019	$147,376	$1,520,808
(1)	Represents capital projects that were completed and placed in service during the six months ended June 30, 2025 related to the Company’s existing facilities.

Depreciation expense was $11,307 and $21,614 for the three and six months ended June 30, 2025, respectively, and $10,127 and $20,240 for the three and six months ended June 30, 2024, respectively.

As of June 30, 2025, the Company had aggregate capital improvement commitments and obligations to improve, expand, and maintain the Company’s existing facilities of approximately $24,600. Many of these amounts are subject to contingencies that make it difficult to predict when they will be utilized, if at all. In accordance with the terms of the Company’s leases, capital improvement obligations in the next twelve months are expected to total approximately $12,600.

Summary of Properties Acquired and Sold During the Year Ended December 31, 2024

During the year ended December 31, 2024, the Company completed the acquisition of a 15-property portfolio. For this acquisition, substantially all of the fair value was concentrated in a single identifiable asset or group of similar identifiable assets and, therefore, this acquisition represented an asset acquisition. Accordingly, transaction costs for this acquisition were capitalized.

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

Lease Intangible Assets and Liabilities

The following is a summary of the carrying amount of lease intangible assets and liabilities as of the dates presented:

	As of June 30, 2025
		Accumulated
	Cost	Amortization	Net
Assets
In-place leases	$84,007	$(54,952)	$29,055
Above market leases	24,885	(14,691)	10,194
Leasing costs	38,484	(23,288)	15,196
	$147,376	$(92,931)	$54,445
Liability
Below market leases	$17,335	$(11,218)	$6,117

	As of December 31, 2024
		Accumulated
	Cost	Amortization	Net
Assets
In-place leases	$77,698	$(50,714)	$26,984
Above market leases	24,599	(13,201)	11,398
Leasing costs	36,648	(21,326)	15,322
	$138,945	$(85,241)	$53,704
Liability
Below market leases	$14,073	$(10,137)	$3,936

The following is a summary of the acquired lease intangible amortization:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Amortization expense related to in-place leases	$2,594	$2,601	$4,809	$5,276
Amortization expense related to leasing costs	$1,165	$1,165	$2,237	$2,353
Decrease in rental revenue related to above market leases	$735	$813	$1,490	$1,632
Increase in rental revenue related to below market leases	$(795)	$(564)	$(1,098)	$(1,132)

As of June 30, 2025, scheduled future aggregate net amortization of the acquired lease intangible assets and liabilities for each year ended December 31 is listed below:

	Net Decrease	Net Increase
	in Revenue	in Expense
2025 (six months remaining)	$(256)	$6,970
2026	(477)	12,855
2027	(471)	9,425
2028	(779)	6,694
2029	(831)	4,196
Thereafter	(1,263)	4,111
Total	$(4,077)	$44,251

As of June 30, 2025, the weighted average amortization periods for asset lease intangibles and liability lease intangibles were 3.2 years and 2.4 years, respectively.

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

Regarding Term Loan A that matures in May 2026, the Company is in active discussions with its Credit Facility lenders related to refinancing this obligation. As part of this process, the Company is also discussing extending the maturity date of the Revolver. Based on various factors, including current market conditions, the performance of the Company’s assets, and its lender discussions to date, the Company is not anticipating any significant adverse changes to the financial terms of the Credit Facility and expects to complete these transactions during the fourth quarter of 2025.

The Operating Partnership is subject to a number of financial covenants under the Credit Facility, including, among other things, the following as of the end of each fiscal quarter, (i) a maximum consolidated unsecured leverage ratio of less than 60%, (ii) a maximum consolidated secured leverage ratio of less than 30%, (iii) a maximum consolidated secured recourse leverage ratio of less than 10%, (iv) a minimum fixed charge coverage ratio of 1.50:1.00, (v) a minimum unsecured interest coverage ratio of 1.50:1.00, (vi) a maximum consolidated leverage ratio of less than 60%, (vii) a maximum cash investment in joint ventures of 10% of total asset value and (viii) a minimum net worth of $573 million plus 75% of all net proceeds raised through equity offerings subsequent to March 31, 2022. As of June 30, 2025, management believed it complied with all of the financial and non-financial covenants contained in the Credit Facility.

The Company has entered into interest rate swaps to hedge its interest rate risk on the Term Loans through their respective maturities. For additional information related to the interest rate swaps, see the “Derivative Instruments - Interest Rate Swaps” section herein.

During the six months ended June 30, 2025, the Company borrowed $94,500 under the Credit Facility and repaid $28,500, for a net amount borrowed of $66,000. During the six months ended June 30, 2024, the Company borrowed $38,500 under the Credit Facility and repaid $25,900, for a net amount borrowed of $12,600. Interest expense incurred on the Credit Facility was $7,236 and $13,698 for the three and six months ended June 30, 2025, respectively, and $6,184 and $12,240 for the three and six months ended June 30, 2024, respectively.

As of June 30, 2025 and December 31, 2024, the Company had the following outstanding borrowings under the Credit Facility:

	June 30, 2025	December 31, 2024
Revolver	$202,600	$136,600
Term Loan A	350,000	350,000
Term Loan B	150,000	150,000
Credit Facility, gross	702,600	636,600
Less: Unamortized debt issuance costs	(3,768)	(4,868)
Credit Facility, net	$698,832	$631,732

Costs incurred related to the Credit Facility, net of accumulated amortization, are netted against the Company’s “Credit Facility, net of unamortized debt issuance costs” balance in the accompanying Condensed Consolidated Balance Sheets. Amortization expense incurred related to debt issuance costs was $550 and $1,100 for the three and six months ended June 30, 2025, respectively, and $550 and $1,099 for the three and six months ended June 30, 2024, respectively, and is included in the “Interest Expense” line item in the accompanying Condensed Consolidated Statements of Operations.

Notes Payable, Net of Debt Issuance Costs

The Company, through certain of its wholly owned subsidiaries, entered into or assumed loans in connection with the acquisitions of the Rosedale and Toledo facilities. As of June 30, 2025 and December 31, 2024, the Company had the following outstanding borrowings under these loans:

	June 30, 2025	December 31, 2024
Rosedale loan (1)	$12,948	$13,158
Toledo loan (2)	1,209	1,263
Notes payable, gross	14,157	14,421
Unamortized debt issuance costs	(4)	(22)
Notes payable, net	$14,153	$14,399
(1)	The Rosedale loan has an annual interest rate of 3.85% and matured on July 31, 2025.
(2)	The Toledo loan has an annual interest rate of 5.0% and matures on July 30, 2033.

Amortization expense incurred related to debt issuance costs was $9 and $18 for the three and six months ended June 30, 2025, respectively, and $13 and $26 for the three and six months ended June 30, 2024, respectively, and is included in the “Interest Expense” line item in the accompanying Condensed Consolidated Statements of Operations.

The Company made principal payments of $264 and $11,287 during the six months ended June 30, 2025 and 2024, respectively. Interest expense incurred on these loans was $145 and $291 for the three and six months ended June 30, 2025, respectively, and $245 and $518 for the three and six months ended June 30, 2024, respectively.

As of June 30, 2025, scheduled principal payments due for each year ended December 31 were as follows:

2025 (six months remaining)	$13,004
2026	117
2027	124
2028	131
2029	139
Thereafter	642
Total	$14,157

Derivative Instruments - Interest Rate Swaps

As of June 30, 2025, the Company had nine interest rate swaps that are used to manage its interest rate risk by fixing the SOFR component of the Term Loans through their maturities. Five of the Company’s interest rate swaps related to Term Loan A with a combined notional value of $350 million that fix the SOFR component on Term Loan A through April 2026 at 1.36%. Four of the Company’s interest rate swaps related to Term Loan B with a combined notional value of $150 million that fix the SOFR component on Term Loan B through January 2028 at 2.54%.

The Company records the swaps either as an asset or a liability measured at its fair value at each reporting period. When hedge accounting is applied, the change in the fair value of derivatives designated and that qualify as cash flow hedges is (i) recorded in accumulated other comprehensive income in the equity section of the Company’s Condensed Consolidated Balance Sheets and (ii) subsequently reclassified into earnings as interest expense for the period that the hedged forecasted transactions affect earnings. If specific hedge accounting criteria are not met, changes in the Company’s derivative instruments’ fair value are recognized currently as an adjustment to net income. As of June 30, 2025 and December 31, 2024, all of the Company’s swaps met the criteria for hedge accounting.

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

The fair value of the Company’s interest rate swaps was an asset of $10,396 and $18,613 as of June 30, 2025 and December 31, 2024, respectively. The balances are included in the “Derivative Asset” line item on the Company’s Condensed Consolidated Balance Sheets as of June 30, 2025 and December 31, 2024, respectively.

The table below details the components of the amounts presented on the accompanying Condensed Consolidated Statements of Comprehensive (Loss) Income recognized on the Company’s interest rate swaps designated as cash flow hedges for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Amount of loss (gain) recognized in other comprehensive (loss) income	$18	$(2,820)	$1,653	$(11,430)
Amount of gain reclassified from accumulated other comprehensive income into interest expense	3,299	4,433	6,564	8,883
Total change in accumulated other comprehensive income	$3,317	$1,613	$8,217	$(2,547)

During the next twelve months, the Company estimates that an additional $9,171 will be reclassified as a decrease to interest expense. Additionally, during the three and six months ended June 30, 2025, the Company recorded total interest expense in its Condensed Consolidated Statements of Operations of $8,009 and $15,176, respectively.

Weighted-Average Interest Rate and Term

The weighted average interest rate and term of the Company’s debt was 4.09% and 1.6 years at June 30, 2025, compared to 3.75% and 2.0 years as of December 31, 2024.

Note 5 – Equity

Preferred Stock

The Company’s charter authorizes the issuance of 10,000 shares of preferred stock, par value $0.001 per share. As of June 30, 2025 and December 31, 2024, there were 3,105 shares of Series A Cumulative Redeemable Preferred Stock (“Series A Preferred Stock”), issued and outstanding. The Series A Preferred Stock has a liquidation preference of $25 per share.

Preferred stock dividend activity for the six months ended June 30, 2025 is summarized in the following table:

		Applicable		Quarterly		Dividends
Date Announced	Record Date	Quarter	Payment Date	Dividend		per Share

December 4, 2024	January 15, 2025	Q4 2024	January 31, 2025	$1,455		$0.46875
February 27, 2025	April 15, 2025	Q1 2025	April 30, 2025	$1,455		$0.46875
May 28, 2025	July 15, 2025	Q2 2025	July 31, 2025	$1,455	(1)	$0.46875
(1)	Two months of this amount, equal to $970, was accrued at June 30, 2025.

The holders of the Series A Preferred Stock are entitled to receive dividend payments only when, as and if declared by the Company’s board of directors (the “Board”) (or a duly authorized committee of the Board). Dividends will accrue or be payable in cash from the original issue date, on a cumulative basis, quarterly in arrears on each dividend payment date at a fixed rate per annum equal to 7.50% of the liquidation preference of $25.00 per share (equivalent to $1.875 per share on an annual basis). The Series A Preferred Stock may be partially or fully redeemed by the Company. Dividends on the Series A Preferred Stock are cumulative and accrue whether or not (i) funds are legally available for the payment of those dividends, (ii) the Company has earnings or (iii) those dividends are declared by the Board. The quarterly dividend payment dates on the Series A Preferred Stock are January 31, April 30, July 31 and October 31 of each year. During each of the six-month periods ended June 30, 2025 and 2024, the Company paid preferred dividends of $2,911.

Common Stock

The Company has 500,000 authorized shares of common stock, $0.001 par value. As of June 30, 2025 and December 31, 2024, there were 66,879 and 66,871 outstanding shares of common stock, respectively.

Common stock dividend activity for the six months ended June 30, 2025 is summarized in the following table:

		Applicable		Dividend	Dividends
Date Announced	Record Date	Quarter	Payment Date	Amount(1)	per Share

December 4, 2024	December 20, 2024	Q4 2024	January 8, 2025	$15,164	$0.21
February 27, 2025	March 21, 2025	Q1 2025	April 9, 2025	$15,234	$0.21
May 28, 2025	June 20, 2025	Q2 2025	July 9, 2025	$10,890	$0.15
(1)	Includes distributions on outstanding LTIP Units and OP Units.

During the six months ended June 30, 2025 and 2024, the Company paid total dividends on its common stock, LTIP Units and OP Units in the aggregate amount of $30,503 and $29,846, respectively.

As of June 30, 2025 and December 31, 2024, the Company had accrued dividend balances of $125 and $386 for dividends payable on the aggregate annual and long-term LTIP Units that are subject to retroactive receipt of dividends on the amount of LTIP Units ultimately earned. During the six months ended June 30, 2025, $156 of accrued dividends were reversed and $105 of dividends were paid related to these units. During the six months ended June 30, 2024, $180 of dividends were accrued and $127 of dividends were paid related to these units.

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

Capital Raising Activity

In January 2024, the Company and the Operating Partnership implemented a $300 million “at-the-market” equity offering program, pursuant to which the Company may offer and sell (including through forward sales), from time to time, shares of its common stock (the “2024 ATM Program”). No shares were sold under the 2024 ATM Program during the six months ended June 30, 2025.

OP Units

During the six months ended June 30, 2025 and the year ended December 31, 2024, the Operating Partnership did not issue or redeem any OP Units.

The OP Unit value at issuance and redemption is based on the Company’s closing share price on the date of the respective transaction and is included as a component of noncontrolling interest equity in the Company’s Condensed Consolidated Balance Sheets as of June 30, 2025 and December 31, 2024. The Company has sufficient shares of common stock authorized pursuant to its charter to cover the redemption of outstanding OP Units.

Note 6 – Related Party Transactions

Related Party Balances

The amounts due from related parties as of June 30, 2025 and December 31, 2024 were $461 and $270, respectively. These balances primarily consist of taxes paid on behalf of LTIP Unit and OP Unit holders that are reimbursable to the Company as well as funds owed to the Company from the Joint Venture for management fees earned by the Company. The Company had no amounts due to related parties as of June 30, 2025 and December 31, 2024.

Note 7 – Stock-Based Compensation

2016 Equity Incentive Plan

The 2016 Equity Incentive Plan, as amended (the “Plan”), is intended to assist the Company and its affiliates in recruiting and retaining employees of the Company, members of the Board, executive officers of the Company, and individuals who provide services to the Company and its affiliates.

The Plan is intended to permit the grant of both qualified and non-qualified options and the grant of stock appreciation rights, restricted stock, unrestricted stock, awards of restricted stock units, performance awards and other equity-based awards (including LTIP Units). Based on the grants outstanding as of June 30, 2025, there were 1,355 shares of common stock that remain available to be granted under the Plan. Units subject to awards under the Plan that are forfeited, cancelled, lapsed, or otherwise expired (excluding shares withheld to satisfy exercise prices or tax withholding obligations) are available for grant.

Time-Based Grants

During the six months ended June 30, 2025, the Company granted the following LTIP Units:

		Number of
Date	Description	Units Issued	Vesting Dates

February 26, 2025	Final awards under the 2024 Annual Incentive Plan	125	50% on February 26, 2025; and
			50% on February 26, 2026

February 26, 2025	Time-based awards under the 2025 Long-Term Incentive Plan	207	100% on February 26, 2028

May 14, 2025	Annual awards to independent directors	58	100% on May 14, 2026

June 23, 2025	New Chief Executive Officer and President signing grant (1)	159	100% on June 23, 2028
(1)	Represents a one-time award of LTIP Units in connection with the appointment of the Company’s new Chief Executive Officer and President, effective June 23, 2025. The number of LTIP Units was based on the volume-weighted average closing price (VWAP) of the Company’s common stock reported on the New York Stock Exchange for the 20 trading days ending on the grant date.

During the six months ended June 30, 2025, certain participants redeemed an aggregate of eight vested LTIP Units for the Company’s common stock. A detail of the Company’s outstanding time-based LTIP Units as of June 30, 2025 is as follows:

Vested units	2,850
Unvested units	786
LTIP Units outstanding as of June 30, 2025	3,636

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

During the six months ended June 30, 2025, eight 2023 Long-Term Awards and thirty-five 2024 Long-Term Awards were forfeited. A detail of the Performance Awards under the 2023, 2024 and 2025 programs as of June 30, 2025 is as follows:

2023 Long-Term Awards	146
2024 Long-Term Awards	193
2025 Annual Awards (1)	181
2025 Long-Term Awards (2)	165
Total target Performance Awards as of June 30, 2025	685

(1)   Approved by the Board on February 26, 2025, with the exception of twenty-four awards for the new Chief Executive Officer and President approved by the Board on June 20, 2025 with an award date of June 23, 2025. The number of target LTIP Units was based on the average closing price of the Company’s common stock reported on the New York Stock Exchange over the 15 trading days preceding the award date.

(2)	Approved by the Board on February 26, 2025. The number of target LTIP Units was based on the fair value of the Long-Term Awards as determined by an independent valuation consultant.

Annual Awards. The Annual Awards are subject to the terms and conditions of LTIP Annual Award Agreements (“LTIP Annual Award Agreements”) between the Company and each grantee.

The Compensation Committee of the Board (the “Compensation Committee”) and the Board established performance goals for the year ending December 31, 2025, as set forth in the 2025 LTIP Annual Award Agreements (the “Performance Goals”) that will be used to determine the number of LTIP Units earned by each grantee. Cumulative stock-based compensation expense during the three and six months ended June 30, 2025 reflects management’s estimate of the probability of the number of these awards that will be earned. As soon as reasonably practicable following the end of the performance period, the Compensation Committee and the Board will determine the extent to which the Company has achieved each of the Performance Goals (expressed as a percentage) and, based on such determination, will calculate the number of LTIP Units that each grantee is entitled to receive. Each grantee may earn up to 150% of the number of his/her target LTIP Units. Any 2025 Annual Award LTIP Units that are not earned will be forfeited and cancelled.

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

Below are details regarding certain of the assumptions for the Long-Term Awards using Monte Carlo simulations:

	2025 Long-Term	2024 Long-Term	2023 Long-Term
	Awards	Awards	Awards

Fair value	$9.32	$9.37	$11.67
Target awards	165	193	146
Volatility	28.67%	28.12%	43.54%
Risk-free rate	4.00%	4.38%	4.35%
Dividend assumption	reinvested	reinvested	reinvested
Expected term in years	3	3	3

The Company incurred stock compensation expense of $1,728 and $1,879 for the three ands six months ended June 30, 2025, respectively, and $1,319 and $2,552 for the three and six months ended June 30, 2024, respectively, related to the grants awarded under the Plan. Compensation expense is included within “General and Administrative” expense in the Company’s Condensed Consolidated Statements of Operations.

As of June 30, 2025, total unamortized compensation expense related to these awards of approximately $8.0 million is expected to be recognized over a weighted average remaining period of 1.7 years.

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

The Company recognized $37,880 and $72,475 of rental revenue related to operating lease payments for the three and six months ended June 30, 2025, respectively, and $34,214 and $69,283 of rental revenue related to operating lease payments for the three and six months ended June 30, 2024, respectively. Of these amounts, $2,028 and $3,821 relate to variable rental revenue for the three and six months ended June 30, 2025, respectively, and $1,963 and $3,926 relate to variable rental revenue for the three and six months ended June 30, 2024, respectively.

The aggregate annual cash to be received by the Company on the noncancelable operating leases related to its portfolio as of June 30, 2025 is as follows for the subsequent years ended December 31:

2025 (six months remaining)	$62,790
2026	121,646
2027	110,190
2028	99,020
2029	85,339
Thereafter	286,447
Total	$765,432

Information as Lessee

The Company recorded a right of use asset and liability during the six months ended June 30, 2025 for the five acquisitions completed during that period that have buildings located on land that is subject to ground leases. The Company used a discount rate of approximately 5.9% to record the right of use asset and liability for these ground leases, which approximated its incremental borrowing rate at the date of acquisition. During the three and six months ended June 30, 2025, the Company incurred interest expense of $69 from ground leases that were classified as financing leases. Including these buildings, the Company has ten buildings located on land that is subject to ground leases with a weighted average remaining term of approximately 44 years. Rental payments on these leases are adjusted periodically based on either the CPI or on a pre-determined schedule. The monthly payments on a pre-determined schedule are recognized on a straight-line basis over the terms of the respective leases. Changes in the CPI are not estimated as part of our measurement of straight-line rental expense. Some of the Company’s ground leases contain extension options and, where we determined it was reasonably certain that an extension would occur, they were included in our calculation of the right of use asset and liability. The Company recognized approximately $95 and $156 of ground lease expense during the three and six months ended June 30, 2025, respectively, of which $89 and $135 was paid in cash. The Company recognized approximately $55 and $110 of ground lease expense during the three and six months ended June 30, 2024, respectively, of which $31 and $52 was paid in cash.

The following table sets forth the undiscounted cash flows of our scheduled obligations for future lease payments on operating ground leases at June 30, 2025, and a reconciliation of those cash flows to the operating lease liability at June 30, 2025:

2025 (six months remaining)	$559
2026	1,134
2027	1,150
2028	1,174
2029	1,193
Thereafter	27,200
Total	32,410
Discount	(18,810)
Lease liability	$13,600

Tenant Concentration

During the six months ended June 30, 2025, the Company’s rental revenues were derived from 319 tenants leasing 193 buildings. During this period there were no tenants with rental revenue that exceeded 10% of the Company’s rental revenue.

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

Forward-looking statements involve numerous risks and uncertainties and you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data or methods which may be incorrect or imprecise and we may not be able to realize them. We do not guarantee that the transactions and events described will happen as described (or that they will happen at all). The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

●	difficulties in identifying healthcare facilities to acquire (due to increased cost of capital, competition or otherwise) and completing such acquisitions;
●	defaults on or non-renewal of leases by tenants;
●	our ability to collect rents;
●	increases in interest rates and increased operating costs;
●	macroeconomic and geopolitical factors, including, but not limited to, inflationary pressures, tariffs and international trade policies, elevated interest rates, distress in the banking sector, global supply chain disruptions and ongoing geopolitical conflicts and war;
●	changes in current healthcare and healthcare real estate trends and costs, including wage inflation;
●	an epidemic or pandemic (such as the COVID-19 epidemic), and the measures that international, federal, state and local governments, agencies, law enforcement and/or health authorities implement to address it;
●	our ability to satisfy the covenants in our existing and any future debt agreements;
●	our ability to refinance our existing debt when needed or on favorable terms;
●	decreased rental rates or increased vacancy rates, including expected rent levels on acquired properties;
●	adverse economic or real estate conditions or developments, either nationally or in the markets in which our facilities are located;

●	our failure to generate sufficient cash flows to service our outstanding obligations;
●	our ability to satisfy our short and long-term liquidity requirements;
●	our ability to deploy the debt and equity capital we raise;
●	our ability to hedge our interest rate risk;
●	our ability to raise additional equity and debt capital on attractive terms or at all;
●	our ability to make distributions on shares of our common and preferred stock or to redeem our preferred stock;
●	expectations regarding the timing and/or completion of any acquisition;
●	expectations regarding the timing and/or completion of dispositions, and the expected use of proceeds therefrom;
●	our use of joint ventures may limit our returns on and our flexibility with jointly-owned investments;
●	general volatility of the market price of our common and preferred stock;
●	changes in our business or our investment or financing strategy;
●	our dependence upon key personnel, whose continued service is not guaranteed;
●	our ability to identify, hire and retain highly qualified personnel in the future;
●	the degree and nature of our competition;
●	changes in healthcare laws, governmental regulations, tax laws and similar matters;
●	changes in expected trends in Medicare, Medicaid and commercial insurance reimbursement trends, including changes in Medicaid reimbursement rates pursuant to the One Big Beautiful Bill Act (the “OBBBA”);
●	competition for investment opportunities;
●	our failure to successfully integrate acquired healthcare facilities;
●	our expected capital and tenant improvement expenditures;
●	changes in accounting policies generally accepted in the United States of America (“GAAP”);
●	lack of, or insufficient amounts of, insurance;
●	other factors affecting the real estate industry generally;
●	changes in the tax treatment of our distributions;
●	our failure to maintain our qualification as a real estate investment trust (“REIT”) for U.S. federal income tax purposes;
●	our ability to qualify for the safe harbor from the 100% prohibited transactions tax under the REIT rules with respect to our property dispositions; and
●	limitations imposed on our business due to, and our ability to satisfy, complex rules relating to REIT qualification for U.S. federal income tax purposes.

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

Overview

Global Medical REIT Inc. (the “Company,” “us,” “we,” or “our”) is a Maryland corporation and internally managed REIT that acquires healthcare facilities and leases those facilities to physician groups and regional and national healthcare systems. We hold our facilities and conduct our operations through a Delaware limited partnership subsidiary, Global Medical REIT L.P. (the “Operating Partnership”). Our wholly owned subsidiary, Global Medical REIT GP LLC, is the sole general partner of our Operating Partnership and, as of June 30, 2025, we owned 91.92% of the outstanding common operating partnership units (“OP Units”) of our Operating Partnership, with an aggregate of 8.08% of the Operating Partnership owned by holders of long-term incentive plan units (“LTIP Units”) and third-party limited partners who contributed properties or services to the Operating Partnership in exchange for OP Units.

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

Corporate Sustainability and Social Responsibility

Our business values integrate environmental sustainability, social responsibility, and strong governance practices throughout our Company. Our Board of Directors’ (the “Board”) approach to these practices is viewed through the lens of reducing and controlling the Company’s risk profile.

Our Board continues to lead our sustainability efforts, and our Board has a standing committee focused on such efforts. The primary purpose of this committee is to assist the Board in fulfilling its responsibilities to provide oversight and support of our efforts and goals regarding sustainability matters by overseeing: (1) our general sustainability strategy and policies as set by our management, (2) communications with our employees, investors, and other stakeholders with respect to sustainability matters, (3) developments relating to, and improving our understanding of, sustainability matters, (4) our compliance with certain sustainability-related legal and regulatory requirements, and (5) coordination with our other Board committees on sustainability matters of common import.

In June 2024, we released our third Corporate Social Responsibility Report, which detailed our progress and areas of focus in the sustainability realm. The contents of our Corporate Social Responsibility Report are not incorporated by reference into this Report or in any other report or document we file with the SEC.

Our commitment to employee engagement remains a high-priority, as we continue to make accommodations for health, safety, and work-life balance, including at our headquarters which is LEED platinum certified and includes a fitness center, café and roof-top lounge.

Climate Change Risk

We take climate change and the risks associated with climate change seriously, including both physical and transitional risks. We utilize software to help us identify and measure the potential climate risk exposure for our properties. The software analysis summarizes the climate change-related risks, groups them by onset potential and identifies opportunities for risk mitigation. We assess energy efficiency and sustainability when evaluating investment opportunities and have begun to monitor our portfolio for climate risk factors. We utilize utility and energy audits that are performed by third-party engineering consultants during the due diligence phase of our acquisitions. The energy consumption data that we collect is used to calculate our facilities’ carbon emission levels. Capturing and tracking this information may help inform future mitigation and remediation efforts when possible. To that end, we continue to explore ways to mitigate climate risk, should it be present, in our acquisition strategy, as well as ways to contribute to the reduction of climate impact through proactive asset management that looks for ways to incorporate renewable energy resources and energy utilization reduction.

We stand with our communities, tenants, and stockholders in supporting meaningful solutions that address this global challenge and contribute to the sustainability of our business objectives.

Impact of Elevated Interest Rates and Inflation

During 2024, the U.S. Federal Reserve (the “Fed”) began lowering the Federal Funds Rate after many quarters of increasing the target range for the rate to combat inflation. Beginning in September 2024 through December 2024, the Federal Funds Rate dropped from a range of 5.25% – 5.50% to 4.25% - 4.50%. However, U.S. Treasury yields and Secured Overnight Financing Rate (“SOFR”) swap rates have not responded in kind with 10-Year U.S. Treasury yields increasing from 3.79% at September 30, 2024 to 4.23% at June 30, 2025 and the five-year forward SOFR swap rates increasing from 3.21% to 3.38%, during the same period. The difference between the changes in the Federal Funds Rate and U.S. Treasury yields and forward SOFR swap rates reflect market expectations of increased inflationary pressures in the coming months and years as well as the effects of recently enacted global tariffs. Consequently, the Fed may maintain an elevated Federal Funds Rate, or determine to raise the Federal Funds Rate again, in 2025 and beyond if inflation begins to rise.

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

In summary, the interest rate on our Revolver, which is based on one-month SOFR, decreased during the fourth quarter of 2024 along with the decrease in the Federal Funds Rate but has been relatively unchanged during 2025. With respect to our Term Loan A and its related interest rate swaps, if we refinance that loan (which we expect to complete during the fourth quarter of 2025) and hedge our prospective interest rate risk by entering into new interest rate swaps, the swap rates at the time of refinancing are expected to be significantly higher than our current interest rate swaps due to (i) the general increase in SOFR since 2021 and (ii) the widening between short-term and long-term rates based on renewed inflationary pressures.

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

Executive Summary

The following table summarizes the primary changes in our business and operations during the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(in thousands, except per share and unit amounts)
Rental revenue	$37,880	$34,214	$72,475	$69,283
Depreciation and amortization expense	$15,291	$13,993	$29,118	$28,078
Interest expense	$8,009	$6,992	$15,176	$13,883
General and administrative expense	$6,025	$4,589	$9,645	$9,035
Gain (loss) on sale of investment properties	$207	$(3,383)	$1,565	$(3,383)

Net (loss) income attributable to common stockholders per share	$(0.01)	$(0.05)	$0.02	$(0.04)
FFO attributable to common stockholders and noncontrolling interest per share and unit(1)	$0.20	$0.20	$0.40	$0.41
AFFO attributable to common stockholders and noncontrolling interest per share and unit(1)	$0.23	$0.22	$0.45	$0.46
Dividends per share of common stock(2)	$0.15	$0.21	$0.36	$0.42

Weighted average common stock outstanding	66,879	65,588	66,876	65,580
Weighted average OP Units outstanding	2,244	2,244	2,244	2,244
Weighted average LTIP Units outstanding	3,528	3,150	3,384	3,020
Total weighted average shares and units outstanding	72,651	70,982	72,504	70,844
(1)	See “—Non-GAAP Financial Measures,” for a description of our non-GAAP financial measures and a reconciliation of our non-GAAP financial measures.
(2)	On May 28, 2025, the Board reduced the quarterly dividend on the Company’s common stock from $0.21 per share to $0.15 per share.

	As of
	June 30,	December 31,
	2025	2024

	(dollars in thousands)
Investment in real estate, gross	$1,520,808	$1,450,916
Total debt, net	$712,985	$646,131
Weighted average interest rate	4.09%	3.75%
Total equity (including noncontrolling interest)	$525,021	$555,916
Net leasable square feet	5,212,298	4,756,108

Our Properties

As of June 30, 2025, we had gross investments of approximately $1.5 billion in real estate, consisting of 193 buildings with an aggregate of approximately 5.2 million leasable square feet and approximately $118 million of annualized base rent. This data does not include amounts for properties held in our unconsolidated joint venture.

Completed Acquisitions During the Six Months Ended June 30, 2025

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

Completed Property Dispositions

During the six months ended June 30, 2025, we completed three dispositions that generated aggregate gross proceeds of $9.6 million, resulting in an aggregate gain of $1.6 million.

Capital Raising Activity

In January 2024, the Company and the Operating Partnership implemented a $300 million “at-the-market” equity offering program, pursuant to which we may offer and sell (including through forward sales), from time to time, shares of our common stock (the “2024 ATM Program”). No shares were sold under the 2024 ATM Program during the six months ended June 30, 2025.

Debt Activity

During the six months ended June 30, 2025, we borrowed $94.5 million under the Credit Facility and repaid $28.5 million, for a net amount borrowed of $66.0 million. During the six months ended June 30, 2024, we borrowed $38.5 million under the Credit Facility and repaid $25.9 million, for a net amount borrowed of $12.6 million. As of June 30, 2025, the net outstanding Credit Facility balance was $698.8 million and as of August 4, 2025, we had unutilized borrowing capacity under the Revolver of $177 million.

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

Trends Which May Influence Our Results of Operations

We believe the following trends may positively impact our results of operations:

●	An aging population. According to the 2020 U.S. Census, the nation’s 65-and-older population has grown rapidly since 2010, driven by the aging of Baby Boomers born between 1946 and 1964. The 65-and-older population grew by over a third during the past decade, and by 3.2% from 2018 to 2019. We believe this segment of the U.S. population will utilize many of the services provided at our healthcare facilities such as orthopedics, cardiac, gastroenterology and rehabilitation.

●	A continuing shift towards outpatient care. According to the American Hospital Association, patients are demanding more outpatient operations. We believe this shift in patient preference from inpatient to outpatient facilities will benefit our tenants as most of our properties consist of outpatient facilities.

●	Physician practice group and hospital consolidation. We believe the trend towards physician group consolidation will serve to strengthen the credit quality of our tenants if our tenants merge or are consolidated with larger health systems.

We believe the following trends may negatively impact our results of operations:

●	Longer-Term Interest rates remain at elevated levels. During 2024, the Fed began lowering the Federal Funds Rate after many quarters of increasing the target range for the rate to combat inflation. Beginning in September 2024 through December 2024, the Federal Funds Rate dropped from a range of 5.25% – 5.50% to 4.25% - 4.50%. However, U.S. Treasury yields and SOFR swap rates have not responded in kind with 10-Year U.S. Treasury yields increasing from 3.79% at September 30, 2024 to 4.23% at June 30, 2025 and the five-year forward SOFR swap rates increasing from 3.21% to 3.38%, during the same period. The difference between the changes in the Federal Funds Rate and U.S. Treasury yields and forward SOFR swap rates reflect market expectations of increased inflationary pressures in the coming months and years as well as the effects of recently enacted global tariffs. Consequently, the Fed may maintain an elevated Federal Funds Rate, or determine to raise the Federal Funds Rate again, in 2025 and beyond if inflation begins to rise.

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

●	Healthcare Wage Inflation. The COVID-19 epidemic affected the healthcare industry in many ways. Many stories exist about U.S. healthcare workers, especially nurses, experiencing burnout due to the length and severity of the epidemic, and this has caused many nurses and other medical professionals to switch jobs within the medical profession or quit their professions altogether. This phenomenon has led to material increases in labor costs for healthcare systems, especially hospital systems, as some employers have had to rely on higher cost contract nursing labor to sustain their businesses. Although reliance on contract nursing and overall healthcare wage inflation moderated during 2024, the overall increase in healthcare labor costs remains. Whether enhanced technology and cost-saving measures and increased reimbursements from payors will help offset these costs remains to be seen.

●	Changes in third party reimbursement methods and policies. The price of healthcare services has been increasing, and, as a result, we believe that third-party payors, such as Medicare and commercial insurance companies, will continue to scrutinize and reduce the types of healthcare services eligible for, and the amounts of, reimbursement under their health insurance plans. For example, on July 4, 2025, President Trump signed into law the OBBBA. The OBBBA mandates significant cuts to Medicaid funding and tightens eligibility requirements for Medicaid recipients. Additionally, many employer-based insurance plans continue to increase the percentage of insurance premiums for which covered individuals are responsible, which makes healthcare services more expensive for individuals. These trends were exacerbated by the COVID-19 epidemic, as medical expenditures increased significantly during the epidemic and have not yet returned to pre-COVID-19 levels. If these trends continue, our tenants’ businesses will continue to be negatively affected, which may impact their ability to pay rent to us.

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

Consolidated Results of Operations

Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024

	Three Months Ended June 30,
	2025	2024	$ Change

	(in thousands)
Revenue
Rental revenue	$37,880	$34,214	$3,666
Other income	89	27	62
Total revenue	37,969	34,241	3,728

Expenses
General and administrative	6,025	4,589	1,436
Operating expenses	8,216	7,236	980
Depreciation expense	11,307	10,127	1,180
Amortization expense	3,984	3,866	118
Interest expense	8,009	6,992	1,017
Total expenses	37,541	32,810	4,731
Income before other income (expense)	428	1,431	(1,003)
Gain (loss) on sale of investment properties	207	(3,383)	3,590
Equity loss from unconsolidated joint venture	(50)	—	(50)
Net income (loss)	$585	$(1,952)	$2,537

Revenue

Total Revenue

Total revenue for the three months ended June 30, 2025 was $38.0 million, compared to $34.2 million for the same period in 2024, an increase of $3.8 million. The increase primarily resulted from the impact of acquisitions that were completed subsequent to June 30, 2024 and through the three months ended June 30, 2025, partially offset by dispositions during that period. Within that increase, $5.4 million in revenue was recognized from net lease expense recoveries during the three months ended June 30, 2025, compared to $4.9 million for the same period in 2024. Additionally, the prior year period included the recognition of reserves for $0.8 million of rent and the write-off of $0.1 million of deferred rent.

Expenses

General and Administrative

General and administrative expenses for the three months ended June 30, 2025 were $6.0 million, compared to $4.6 million for the same period in 2024, an increase of $1.4 million. The increase primarily resulted from costs incurred during the current period pursuant to the Transition and Separation Agreement and General Release of Claims, dated January 8, 2025, by and among the Company, Inter-American Management LLC and Jeffrey Busch, our former Chief Executive Officer (the “Transition and Separation Agreement”). Additionally, there was an increase in non-cash LTIP compensation expense, which was $1.7 million for the three months ended June 30, 2025, compared to $1.3 million for the same period in 2024.

Operating Expenses

Operating expenses for the three months ended June 30, 2025 were $8.2 million, compared to $7.2 million for the same period in 2024, an increase of $1.0 million. The increase primarily resulted from the impact of acquisitions that were completed subsequent to June 30, 2024 and through the three months ended June 30, 2025, partially offset by dispositions during that period and a net reduction in costs at other properties. Included in these amounts were $5.4 million of recoverable property operating expenses incurred during the three months ended June 30, 2025, compared to $4.9 million for the same period in 2024. In addition, our operating expenses included $1.8 million of property operating expenses from gross leases for the three months ended June 30, 2025, compared to $0.9 million for the same period in 2024.

Depreciation Expense

Depreciation expense for the three months ended June 30, 2025 was $11.3 million, compared to $10.1 million for the same period in 2024, an increase of $1.2 million. The increase primarily resulted from the impact of acquisitions that were completed subsequent to June 30, 2024 and through the three months ended June 30, 2025, partially offset by dispositions during that period.

Amortization Expense

Amortization expense for the three months ended June 30, 2025 was $4.0 million, compared to $3.9 million for the same period in 2024, an increase of $0.1 million. Although not significant, the increase primarily resulted from the impact of acquisitions that were completed subsequent to June 30, 2024 and through the three months ended June 30, 2025, partially offset by dispositions during that period.

Interest Expense

Interest expense for the three months ended June 30, 2025 was $8.0 million, compared to $7.0 million for the same period in 2024, an increase of $1.0 million. The increase was primarily due to higher average borrowings and slightly higher interest rates during the three months ended June 30, 2025, compared to the same period in 2024.

The weighted average interest rate of our debt for the three months ended June 30, 2025 was 4.03% compared to 3.93% for the same period in 2024. Additionally, the weighted average interest rate and term of our debt was 4.09% and 1.6 years at June 30, 2025.

Income Before Other Income (Expense)

Income before other income (expense) for the three months ended June 30, 2025 was $0.4 million, compared to $1.4 million for the same period in 2024, a decrease of $1.0 million.

Gain (Loss) on Sale of Investment Properties

During the three months ended June 30, 2025, we completed one disposition resulting in a gain of $0.2 million. During the three months ended June 30, 2024, we completed one disposition resulting in a loss of $3.4 million.

Equity Loss from Unconsolidated Joint Venture

During the three months ended June 30, 2025, we recognized a loss from the Joint Venture of $50 thousand, which represented our 12.5% ownership interest in the net loss of the Joint Venture during that period.

Net Income (Loss)

Net income for the three months ended June 30, 2025 was $0.6 million, compared to net loss of $2.0 million for the same period in 2024, an increase of $2.6 million.

Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024

	Six Months Ended June 30,
	2025	2024	$ Change

	(in thousands)
Revenue
Rental revenue	$72,475	$69,283	$3,192
Other income	112	77	35
Total revenue	72,587	69,360	3,227

Expenses
General and administrative	9,645	9,035	610
Operating expenses	15,800	14,619	1,181
Depreciation expense	21,614	20,240	1,374
Amortization expense	7,504	7,838	(334)
Interest expense	15,176	13,883	1,293
Total expenses	69,739	65,615	4,124
Income before other income (expense)	2,848	3,745	(897)
Gain (loss) on sale of investment properties	1,565	(3,383)
Equity loss from unconsolidated joint venture	(91)	—	(91)
Net income	$4,322	$362	$3,960

Revenue

Total Revenue

Total revenue for the six months ended June 30, 2025 was $72.6 million, compared to $69.4 million for the same period in 2024, an increase of $3.2 million. The increase primarily resulted from the impact of acquisitions that were completed subsequent to June 30, 2024 and through the six months ended June 30, 2025, partially offset by dispositions during that period. Within that increase, $10.6 million in revenue was recognized from net lease expense recoveries during the six months ended June 30, 2025, compared to $9.9 million for the same period in 2024. Additionally, the prior year period included the recognition of reserves for $0.8 million of rent and the write-off of $0.1 million of deferred rent.

Expenses

General and Administrative

General and administrative expenses for the six months ended June 30, 2025 were $9.6 million, compared to $9.0 million for the same period in 2024, an increase of $0.6 million. The increase primarily resulted from costs incurred during the current period pursuant to the Transition and Separation Agreement with Mr. Busch, partially offset by a decrease in non-cash LTIP compensation expense, which was $1.9 million for the six months ended June 30, 2025, compared to $2.6 million for the same period in 2024.

Operating Expenses

Operating expenses for the six months ended June 30, 2025 were $15.8 million, compared to $14.6 million for the same period in 2024, an increase of $1.2 million. The increase primarily resulted from the impact of acquisitions that were completed subsequent to June 30, 2024 and through the six months ended June 30, 2025, partially offset by dispositions during that period and a net reduction in costs at other properties. Included in these amounts were $10.6 million of recoverable property operating expenses incurred during the six months ended June 30, 2025, compared to $9.9 million for the same period in 2024. In addition, our operating expenses included $3.2 million of property operating expenses from gross leases for the six months ended June 30, 2025, compared to $2.4 million for the same period in 2024.

Depreciation Expense

Depreciation expense for the six months ended June 30, 2025 was $21.6 million, compared to $20.2 million for the same period in 2024, an increase of $1.4 million. The increase primarily resulted from the impact of acquisitions that were completed subsequent to June 30, 2024 and through the six months ended June 30, 2025, partially offset by dispositions during that period.

Amortization Expense

Amortization expense for the six months ended June 30, 2025 was $7.5 million, compared to $7.8 million for the same period in 2024, a decrease of $0.3 million. The decrease primarily resulted from the impact of dispositions that were completed subsequent to June 30, 2024 and through the six months ended June 30, 2025, partially offset by acquisitions that were completed during that period.

Interest Expense

Interest expense for the six months ended June 30, 2025 was $15.2 million, compared to $13.9 million for the same period in 2024, an increase of $1.3 million. The increase was primarily due to higher average borrowings during the six months ended June 30, 2025, compared to the same period in 2024.

The weighted average interest rate of our debt for the six months ended June 30, 2025 was 3.93% compared to 3.92% for the same period in 2024. Additionally, the weighted average interest rate and term of our debt was 4.09% and 1.6 years at June 30, 2025.

Income Before Other Income (Expense)

Income before other income (expense) for the six months ended June 30, 2025 was $2.8 million, compared to $3.7 million for the same period in 2024, a decrease of $0.9 million.

Gain (Loss) on Sale of Investment Properties

During the six months ended June 30, 2025, we completed three dispositions resulting in an aggregate gain of $1.6 million. During the six months ended June 30, 2024, we completed one disposition resulting in a loss of $3.4 million.

Equity Loss from Unconsolidated Joint Venture

During the six months ended June 30, 2025, we recognized a loss from the Joint Venture of $91 thousand, which represented our 12.5% ownership interest in the net loss of the Joint Venture during that period.

Net Income

Net income for the six months ended June 30, 2025 was $4.3 million, compared to $0.4 million for the same period in 2024, an increase of $3.9 million.

Assets and Liabilities

As of June 30, 2025 and December 31, 2024, our principal assets consisted of investments in real estate, net, of $1.2 billion. We completed five acquisitions and three dispositions during the six months ended June 30, 2025. Our liquid assets consisted primarily of cash and cash equivalents and restricted cash of $9.2 million and $8.9 million, as of June 30, 2025 and December 31, 2024, respectively.

The increase in our cash and cash equivalents and restricted cash balances to $9.2 million as of June 30, 2025, compared to $8.9 million as of December 31, 2024, was primarily due to net borrowings on our Credit Facility, net proceeds received from the sale of investment properties, and net cash provided by operating activities, partially offset by funds used to acquire investment properties, the payment of dividends to common and preferred stockholders as well as holders of OP Units and LTIP Units, and funds used for capital expenditures on existing real estate investments and leasing commissions.

The increase in our total liabilities to $772.0 million as of June 30, 2025 compared to $700.6 million as of December 31, 2024, was primarily the result of higher net borrowings outstanding on our Credit Facility.

Liquidity and Capital Resources

General

Our short-term (up to 12 months) liquidity requirements include:

●	Interest expense and scheduled principal payments on outstanding indebtedness, including (i) the payment of the approximately $13 million outstanding principal balance on the Rosedale loan that matured in July 2025 and (ii) the payment of the $350 million Term Loan A principal balance that matures in May 2026;
●	General and administrative expenses, including cash severance costs owed to Mr. Busch pursuant to the Transition and Separation Agreement;
●	Property operating expenses;
●	Property acquisitions;
●	Distributions on our common and preferred stock and OP Units and LTIP Units; and
●	Capital and tenant improvements and leasing costs.

Regarding Term Loan A that matures in May 2026, we are in active discussions with our Credit Facility lenders related to refinancing this obligation. As part of this process, we are also discussing extending the maturity date of the Revolver. Based on various factors, including current market conditions, the performance of our assets, and our lender discussions to date, we are not anticipating any significant adverse changes to the financial terms of the Credit Facility and expect to complete these transactions during the fourth quarter of 2025. Although we expect to complete the refinancing during the fourth quarter of 2025, subject to market and other conditions, there can be no assurance that the refinancing will be completed as expected or at all.

On May 28, 2025, the Board reduced the Company’s quarterly common stock dividend from $0.21 per share to $0.15 per share. We believe the reduction to the dividend best positions the Company for future growth, strengthens the balance sheet, and provides investors with an attractively yielding, well-covered dividend.

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

Equity Issuances

In January 2024, the Company and the Operating Partnership implemented the 2024 ATM Program, pursuant to which we may offer and sell (including through forward sales), from time to time, shares of our common stock. No shares were sold under the 2024 ATM Program during the six months ended June 30, 2025 or from July 1, 2025 through August 4, 2025.

Debt Financing

Credit Facility. Our Credit Facility consists of (i) the $350 million Term Loan A, (ii) the $150 million Term Loan B, and (iii) the $400 million Revolver. The Credit Facility also contains a $500 million accordion feature. As of August 4, 2025, we had unutilized borrowing capacity under the Credit Facility of $177 million.

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

We are subject to a number of financial covenants under the Credit Facility, including, among other things, the following as of the end of each fiscal quarter, (i) a maximum consolidated unsecured leverage ratio of less than 60%, (ii) a maximum consolidated secured leverage ratio of less than 30%, (iii) a maximum consolidated secured recourse leverage ratio of less than 10%, (iv) a minimum fixed charge coverage ratio of 1.50:1.00, (v) a minimum unsecured interest coverage ratio of 1.50:1.00, (vi) a maximum consolidated leverage ratio of less than 60%, (vii) a maximum cash investment in joint ventures of 10% of total asset value and (viii) a minimum net worth of $573 million plus 75% of all net proceeds raised through equity offerings subsequent to March 31, 2022. As of June 30, 2025, management believed it complied with all of the financial and non-financial covenants contained in the Credit Facility.

Other Fixed Debt. We have $14.2 million in gross notes payable as of June 30, 2025. This debt is comprised of two instruments.

Hedging Instruments. As of June 30, 2025, we had nine interest rate swaps that are used to manage our interest rate risk. Five of our interest rate swaps related to Term Loan A with a combined notional value of $350 million that fix the SOFR component on Term Loan A through April 2026 at 1.36%. Four of our interest rate swaps related to Term Loan B with a combined notional value of $150 million that fix the SOFR component on Term Loan B through January 2028 at 2.54%.

Total Fixed Debt. Our fixed debt totaled $514.2 million on a gross basis at June 30, 2025, with a weighted average interest rate of 3.33% based on our interest rate swaps and at current leverage. The weighted average maturity of our fixed debt was 1.4 years at June 30, 2025.

Cash Flow Information

Net cash provided by operating activities for the six months ended June 30, 2025 was $34.4 million, compared to $33.2 million for the same period in 2024. During the 2025 period, net income was higher, partially offset by an aggregate gain on the sale of investment properties.

Net cash used in investing activities for the six months ended June 30, 2025 was $66.4 million, compared to $0.9 million for the same period in 2024. During the 2025 period, we used significant funds to acquire investment properties, partially offset by more net proceeds received from the sale of investment properties and less funds used for capital expenditures on existing real estate investments and leasing commissions.

Net cash provided by financing activities for the six months ended June 30, 2025 was $32.3 million, compared to net cash used in financing activities of $31.2 million for the same period in 2024. During the 2025 period, we had higher net borrowings on our Credit Facility and lower repayment of our notes payable.

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

Funds from Operations and Adjusted Funds from Operations and Funds Available for Distribution

Funds from operations attributable to common stockholders and noncontrolling interest (“FFO”) and adjusted funds from operations attributable to common stockholders and noncontrolling interest (“AFFO”) and funds available for distribution attributable to common stockholders and noncontrolling interest (“FAD”) are non-GAAP financial measures within the meaning of the rules of the SEC. The Company considers FFO and AFFO and FAD to be important supplemental measures of its operating performance and believes FFO is frequently used by securities analysts, investors, and other interested parties in the evaluation of REITs, many of which present FFO when reporting their results.

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

We calculate FAD by subtracting from AFFO capital expenditures, including tenant improvements, and leasing commissions. Management believes FAD is useful in analyzing the portion of cash flow that is available for distribution to stockholders and unitholders. Investors, analysts and the Company utilize FAD as an indicator of common dividend potential.

Management believes that reporting AFFO in addition to FFO and FAD is a useful supplemental measure for the investment community to use when evaluating the operating performance of the Company on a comparative basis.

A reconciliation of net income to FFO and AFFO and FAD for the three and six months ended June 30, 2025 and 2024 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(unaudited, in thousands except per share and unit amounts)
Net income (loss)	$585	$(1,952)	$4,322	$362
Less: Preferred stock dividends	(1,455)	(1,455)	(2,911)	(2,911)
Depreciation and amortization expense	15,266	13,969	29,072	27,992
Depreciation and amortization expense from unconsolidated joint venture	73	—	122	—
(Gain) loss on sale of investment properties	(207)	3,383	(1,565)	3,383
FFO attributable to common stockholders and noncontrolling interest	$14,262	$13,945	$29,040	$28,826
Amortization of (below) above market leases, net	(60)	249	392	500
Straight line deferred rental revenue	(479)	(363)	(536)	(763)
Stock-based compensation expense	1,728	1,319	1,879	2,552
Amortization of debt issuance costs and other	559	563	1,118	1,125
Severance and transition related expense	567	—	671	—
Other adjustments from unconsolidated joint venture	20	—	51	—
AFFO attributable to common stockholders and noncontrolling interest	$16,597	$15,713	$32,615	$32,240

Net (loss) income attributable to common stockholders per share – basic and diluted	$(0.01)	$(0.05)	$0.02	$(0.04)
FFO attributable to common stockholders and noncontrolling interest per share and unit	$0.20	$0.20	$0.40	$0.41
AFFO attributable to common stockholders and noncontrolling interest per share and unit	$0.23	$0.22	$0.45	$0.46

Weighted Average Shares and Units Outstanding – basic and diluted	72,651	70,982	72,504	70,844

Weighted Average Shares and Units Outstanding:
Weighted Average Common Shares	66,879	65,588	66,876	65,580
Weighted Average OP Units	2,244	2,244	2,244	2,244
Weighted Average LTIP Units	3,528	3,150	3,384	3,020
Weighted Average Shares and Units Outstanding – basic and diluted	72,651	70,982	72,504	70,844

AFFO attributable to common stockholders and noncontrolling interest	$16,597	$15,713	$32,615	$32,240
Tenant improvements	(878)	(1,626)	(1,582)	(2,864)
Leasing commissions	(558)	(2,003)	(673)	(2,545)
Building capital	(1,087)	(1,576)	(2,994)	(2,342)
FAD attributable to common stockholders and noncontrolling interest	$14,074	$10,508	$27,366	$24,489

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

A reconciliation of net income to EBITDAre and Adjusted EBITDAre for the three and six months ended June 30, 2025 and 2024 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(unaudited and in thousands)
Net income (loss)	$585	$(1,952)	$4,322	$362
Interest expense	8,009	6,992	15,176	13,883
Depreciation and amortization expense	15,291	13,993	29,118	28,078
Unconsolidated joint venture EBITDAre adjustments (1)	114	—	199	—
(Gain) loss on sale of investment properties	(207)	3,383	(1,565)	3,383
EBITDAre	$23,792	$22,416	$47,250	$45,706
Stock-based compensation expense	1,728	1,319	1,879	2,552
Amortization of (below) above market leases, net	(60)	249	392	500
Severance and transition related expense	567	—	671	—
Interest rate swap mark-to-market at unconsolidated joint venture	19	—	55	—
Adjusted EBITDAre	$26,046	$23,984	$50,247	$48,758

(1)	Includes joint venture interest, depreciation and amortization, and gain on sale of investment properties, if applicable, included in joint venture net income or loss.

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

As of June 30, 2025, we had $202.6 million of unhedged borrowings outstanding under the Revolver (before the netting of unamortized debt issuance costs) that bears interest at a variable rate. See “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Liquidity and Capital Resources,” for a detailed discussion of our Credit Facility. At June 30, 2025, SOFR on our outstanding floating-rate borrowings was 4.33%. Assuming no increase in the amount of our variable interest rate debt, if SOFR increased 100 basis points, our cash flow would decrease by approximately $2.0 million annually. Assuming no increase in the amount of our variable rate debt, if SOFR were reduced 100 basis points, our cash flow would increase by approximately $2.0 million annually.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act that are designed to ensure that information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to management, including the principal executive and financial officer as appropriate, to allow timely decisions regarding required disclosures. Our principal executive officer and principal financial officer evaluated the effectiveness of disclosure controls and procedures as of June 30, 2025 pursuant to Rule 13a-15(b) under the Exchange Act. Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this Report, the Company’s disclosure controls and procedures were effective to ensure that information required to be included in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Recent Tax Law Changes

On July 4, 2025, President Trump signed into law the OBBBA. The OBBBA made significant changes to the U.S. federal income tax law that impact REITs and their investors. Specifically, the OBBBA increases the REIT asset test limitation on the value of taxable REIT subsidiary (“TRS”) securities a REIT may hold from 20% to 25% for taxable years beginning after December 31, 2025. As a result, for taxable years beginning after December 31, 2025, the aggregate value of all securities of TRSs held by a REIT may not exceed 25% of the value of its total assets. The OBBBA also makes permanent the 20% deduction for “qualified REIT dividends” (i.e., REIT dividends other than capital gain dividends and portions of REIT dividends designated as qualified dividend income) for individuals, trusts, and estates that was set to sunset for taxable years beginning after December 31, 2025. In addition, for taxable years beginning after December 31, 2024, the OBBBA restored the exclusion of deductions for depreciation, depletion and amortization in the calculation of a taxpayer’s “adjusted taxable income” for purposes of calculating the limitation on the taxpayer’s net interest expense deduction, which was previously in effect for taxable years beginning before January 1, 2022. This change will generally have the effect of increasing the available deduction.

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

10.1†

Employment Agreement by and between Mark O. Decker, Jr. and Inter-American Management LLC, effective as of June 23, 2025 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on June 23, 2025).

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

GLOBAL MEDICAL REIT INC.

Date: August 6, 2025	By:	/s/ Mark O. Decker. Jr.
Mark O. Decker, Jr.
Chief Executive Officer (Principal Executive Officer)

Date: August 6, 2025	By:	/s/ Robert J. Kiernan
Robert J. Kiernan
Chief Financial Officer (Principal Financial and Accounting Officer)