Form 10-Q
period 2025-09-30
Global Medical REIT Inc.
filed 2025-11-05
CIK 1533615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

The number of shares of the registrant’s common stock outstanding at November 3, 2025 was 13,407,358

PART I   FINANCIAL INFORMATION

GLOBAL MEDICAL REIT INC.

Condensed Consolidated Balance Sheets

(unaudited and in thousands, except par values)

	As of
	September 30, 2025	December 31, 2024
Assets
Investment in real estate:
Land	$171,349	$174,300
Building	1,087,622	1,044,019
Site improvements	25,065	23,973
Tenant improvements	79,979	69,679
Acquired lease intangible assets	144,696	138,945
	1,508,711	1,450,916
Less: accumulated depreciation and amortization	(327,248)	(288,921)
Investment in real estate, net	1,181,463	1,161,995
Cash and cash equivalents	7,123	6,815
Restricted cash	2,717	2,127
Tenant receivables, net	7,945	7,424
Due from related parties	367	270
Escrow deposits	552	711
Deferred assets	29,205	28,208
Derivative asset	7,467	18,613
Goodwill	5,903	5,903
Investment in unconsolidated joint venture	1,846	2,066
Other assets	28,650	22,354
Total assets	$1,273,238	$1,256,486

Liabilities and Equity
Liabilities:
Credit Facility, net of unamortized debt issuance costs of $3,218 and $4,868 at September 30, 2025 and December 31, 2024, respectively	$708,482	$631,732
Notes payable, net of unamortized debt issuance costs of $22 at December 31, 2024	1,153	14,399
Accounts payable and accrued expenses	17,808	16,468
Dividends payable	12,051	16,520
Security deposits	3,512	3,324
Other liabilities	18,888	14,191
Acquired lease intangible liability, net	5,516	3,936
Total liabilities	767,410	700,570
Commitments and Contingencies
Equity:
Preferred stock, $0.001 par value, 10,000 shares authorized; 3,105 issued and outstanding at September 30, 2025 and December 31, 2024, respectively (liquidation preference of $77,625 at September 30, 2025 and December 31, 2024, respectively)	74,959	74,959
Common stock, $0.001 par value, 100,000 shares authorized; 13,407 shares and 13,374 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	13	13
Additional paid-in capital	735,416	734,277
Accumulated deficit	(332,566)	(293,736)
Accumulated other comprehensive income	7,467	18,613
Total Global Medical REIT Inc. stockholders' equity	485,289	534,126
Noncontrolling interest	20,539	21,790
Total equity	505,828	555,916
Total liabilities and equity	$1,273,238	$1,256,486

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL MEDICAL REIT INC.

Condensed Consolidated Statements of Operations

(unaudited and in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Revenue
Rental revenue	$37,036	$34,175	$109,510	$103,458
Other income	193	89	306	166
Total revenue	37,229	34,264	109,816	103,624

Expenses
General and administrative	4,860	4,381	14,505	13,416
Operating expenses	8,224	7,437	24,025	22,056
Depreciation expense	11,213	9,993	32,827	30,233
Amortization expense	3,795	3,649	11,299	11,487
Interest expense	8,175	7,236	23,351	21,119
Total expenses	36,267	32,696	106,007	98,311

Income before other income (expense)	962	1,568	3,809	5,313
Gain (loss) on sale of investment properties	294	1,823	1,859	(1,560)
Impairment of investment property	(6,281)	—	(6,281)	—
Equity loss from unconsolidated joint venture	(33)	—	(123)	—

Net (loss) income	$(5,058)	$3,391	$(736)	$3,753
Less: Preferred stock dividends	(1,455)	(1,455)	(4,366)	(4,366)
Less: Net loss (income) attributable to noncontrolling interest	512	(145)	404	50
Net (loss) income attributable to common stockholders	$(6,001)	$1,791	$(4,698)	$(563)

Net (loss) income attributable to common stockholders per share – basic and diluted	$(0.45)	$0.14	$(0.35)	$(0.04)

Weighted average shares outstanding – basic and diluted	13,393	13,147	13,381	13,126

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL MEDICAL REIT INC.

Condensed Consolidated Statements of Comprehensive Loss

(unaudited and in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Net (loss) income	$(5,058)	$3,391	$(736)	$3,753
Other comprehensive loss:
Decrease in fair value of interest rate swap agreements	(2,929)	(12,705)	(11,146)	(10,158)
Total other comprehensive loss	(2,929)	(12,705)	(11,146)	(10,158)
Comprehensive loss	(7,987)	(9,314)	(11,882)	(6,405)
Less: Preferred stock dividends	(1,455)	(1,455)	(4,366)	(4,366)
Less: Comprehensive loss attributable to noncontrolling interest	742	807	1,287	817
Comprehensive loss attributable to common stockholders	$(8,700)	$(9,962)	$(14,961)	$(9,954)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL MEDICAL REIT INC.

Condensed Consolidated Statements of Equity

(unaudited and in thousands, except per share amounts)

For the Nine Months Ended September 30, 2025:

								Global
							Accumulated	Medical
					Additional		Other	REIT Inc.	Non-
	Common Stock		Preferred Stock		Paid-in	Accumulated	Comprehensive	Stockholders’	controlling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Equity	Interest	Equity
Balances, December 31, 2024	13,374	$13	3,105	$74,959	$734,277	$(293,736)	$18,613	$534,126	$21,790	$555,916
Net loss	—	—	—	—	—	(332)	—	(332)	(404)	(736)
LTIP Units and OP Units redeemed for common stock	33	—	—	—	1,141	—	—	1,141	(1,141)	—
Fractional shares settled	—	—	—	—	(2)	—	—	(2)	—	(2)
Change in fair value of interest rate swap agreements	—	—	—	—	—	—	(11,146)	(11,146)	—	(11,146)
Stock-based compensation expense	—	—	—	—	—	—	—	—	3,086	3,086
Dividends to common stockholders ($2.55 per share)	—	—	—	—	—	(34,132)	—	(34,132)	—	(34,132)
Dividends to preferred stockholders ($1.40625 per share)	—	—	—	—	—	(4,366)	—	(4,366)	—	(4,366)
Dividends to noncontrolling interest	—	—	—	—	—	—	—	—	(2,792)	(2,792)
Balances, September 30, 2025	13,407	$13	3,105	$74,959	$735,416	$(332,566)	$7,467	$485,289	$20,539	$505,828

For the Three Months Ended September 30, 2025:

								Global
							Accumulated	Medical
					Additional		Other	REIT Inc.	Non-
	Common Stock		Preferred Stock		Paid-in	Accumulated	Comprehensive	Stockholders’	controlling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Equity	Interest	Equity
Balances, June 30, 2025	13,376	$13	3,105	$74,959	$734,344	$(316,510)	$10,396	$503,202	$21,819	$525,021
Net loss	—	—	—	—	—	(4,546)	—	(4,546)	(512)	(5,058)
LTIP Units and OP Units redeemed for common stock	31	—	—	—	1,074	—	—	1,074	(1,074)	—
Fractional shares settled	—	—	—	—	(2)	—	—	(2)	—	(2)
Change in fair value of interest rate swap agreements	—	—	—	—	—	—	(2,929)	(2,929)	—	(2,929)
Stock-based compensation expense	—	—	—	—	—	—	—	—	1,207	1,207
Dividends to common stockholders ($0.75 per share)	—	—	—	—	—	(10,055)	—	(10,055)	—	(10,055)
Dividends to preferred stockholders ($0.46875 per share)	—	—	—	—	—	(1,455)	—	(1,455)	—	(1,455)
Dividends to noncontrolling interest	—	—	—	—	—	—	—	—	(901)	(901)
Balances, September 30, 2025	13,407	$13	3,105	$74,959	$735,416	$(332,566)	$7,467	$485,289	$20,539	$505,828

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL MEDICAL REIT INC.

Condensed Consolidated Statements of Equity - Continued

(unaudited and in thousands, except per share amounts)

For the Nine Months Ended September 30, 2024:

								Global
							Accumulated	Medical
					Additional		Other	REIT Inc.	Non-
	Common Stock		Preferred Stock		Paid-in	Accumulated	Comprehensive	Stockholders’	controlling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Equity	Interest	Equity
Balances, December 31, 2023	13,113	$13	3,105	$74,959	$722,471	$(238,984)	$25,125	$583,584	$22,230	$605,814
Net income (loss)	—	—	—	—	—	3,803	—	3,803	(50)	3,753
Issuance of shares of common stock, net	241	—	—	—	10,896	—	—	10,896	—	10,896
LTIP Units redeemed for common stock	7	—	—	—	313	—	—	313	(313)	—
Change in fair value of interest rate swap agreements	—	—	—	—	—	—	(10,158)	(10,158)	—	(10,158)
Stock-based compensation expense	—	—	—	—	—	—	—	—	3,826	3,826
Dividends to common stockholders ($3.15 per share)	—	—	—	—	—	(41,520)	—	(41,520)	—	(41,520)
Dividends to preferred stockholders ($1.40625 per share)	—	—	—	—	—	(4,366)	—	(4,366)	—	(4,366)
Dividends to noncontrolling interest	—	—	—	—	—	—	—	—	(3,639)	(3,639)
Balances, September 30, 2024	13,361	$13	3,105	$74,959	$733,680	$(281,067)	$14,967	$542,552	$22,054	$564,606

For the Three Months Ended September 30, 2024:

								Global
							Accumulated	Medical
					Additional		Other	REIT Inc.	Non-
	Common Stock		Preferred Stock		Paid-in	Accumulated	Comprehensive	Stockholders’	controlling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Equity	Interest	Equity
Balances, June 30, 2024	13,118	$13	3,105	$74,959	$722,680	$(268,885)	$27,672	$556,439	$21,933	$578,372
Net income	—	—	—	—	—	3,246	—	3,246	145	3,391
Issuance of shares of common stock, net	241	—	—	—	10,896	—	—	10,896	—	10,896
LTIP Units redeemed for common stock	2	—	—	—	104	—	—	104	(104)	—
Change in fair value of interest rate swap agreements	—	—	—	—	—	—	(12,705)	(12,705)	—	(12,705)
Stock-based compensation expense	—	—	—	—	—	—	—	—	1,274	1,274
Dividends to common stockholders ($1.05 per share)	—	—	—	—	—	(13,973)	—	(13,973)	—	(13,973)
Dividends to preferred stockholders ($0.46875 per share)	—	—	—	—	—	(1,455)	—	(1,455)	—	(1,455)
Dividends to noncontrolling interest	—	—	—	—	—	—	—	—	(1,194)	(1,194)
Balances, September 30, 2024	13,361	$13	3,105	$74,959	$733,680	$(281,067)	$14,967	$542,552	$22,054	$564,606

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL MEDICAL REIT INC.

Condensed Consolidated Statements of Cash Flows

(unaudited and in thousands)

	Nine Months Ended September 30,
	2025	2024
Operating activities
Net (loss) income	$(736)	$3,753
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation expense	32,827	30,233
Amortization of acquired lease intangible assets	10,582	11,174
Amortization of above market leases, net	505	782
Amortization of debt issuance costs and other	1,672	1,684
Stock-based compensation expense	3,086	3,826
Capitalized preacquisition and other costs charged to expense	58	93
Reserve for uncollectible accounts, net	—	822
(Gain) loss on sale of investment properties	(1,859)	1,560
Impairment of investment property	6,281	—
Equity loss from unconsolidated joint venture	123	—
Other	94	129
Changes in operating assets and liabilities:
Tenant receivables	(522)	(2,182)
Deferred assets	(1,094)	(1,008)
Other assets and liabilities	(1,830)	(1,030)
Accounts payable and accrued expenses	2,602	153
Security deposits	188	(466)
Net cash provided by operating activities	51,977	49,523

Investing activities
Purchase of land, buildings, and other tangible and intangible assets and liabilities	(70,468)	(31,279)
Net proceeds from sale of investment properties	12,695	19,230
Distribution of capital from unconsolidated joint venture	97	—
Escrow deposits for purchase of properties	290	(1,252)
Advances made to related parties	(97)	(211)
Capital expenditures on existing real estate investments	(7,860)	(9,972)
Leasing commissions	(1,809)	(2,935)
Net cash used in investing activities	(67,152)	(26,419)

Financing activities
Net proceeds received from common equity offerings	—	10,896
Escrow deposits required by third party lenders	—	231
Repayment of notes payable	(13,268)	(11,441)
Proceeds from Credit Facility	115,400	82,800
Repayment of Credit Facility	(40,300)	(55,400)
Dividends paid to common stockholders, and OP Unit and LTIP Unit holders	(41,393)	(44,759)
Dividends paid to preferred stockholders	(4,366)	(4,366)
Net cash provided by (used in) financing activities	16,073	(22,039)
Net increase in cash and cash equivalents and restricted cash	898	1,065
Cash and cash equivalents and restricted cash—beginning of period	8,942	6,724
Cash and cash equivalents and restricted cash—end of period	$9,840	$7,789

Supplemental cash flow information:
Cash payments for interest	$22,188	$19,525

Noncash financing and investing activities:
Accrued dividends payable	$12,051	$16,534
Interest rate swap agreements fair value change recognized in other comprehensive loss	$(11,146)	$(10,158)
LTIP Units and OP Units redeemed for common stock	$1,141	$313
Accrued capital expenditures and leasing commissions included in accounts payable and accrued expenses	$1,637	$1,956
Recognition of lease liability related to right of use asset	$6,280	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL MEDICAL REIT INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

(dollars in thousands, except per share amounts or as otherwise indicated)

Note 1 – Organization

Global Medical REIT Inc. (the “Company”) is a Maryland corporation and internally managed real estate investment trust (“REIT”) that acquires healthcare facilities and leases those facilities to physician groups and regional and national healthcare systems. The Company holds its facilities and conducts its operations through a Delaware limited partnership subsidiary, Global Medical REIT L.P. (the “Operating Partnership”). The Company serves as the sole general partner of the Operating Partnership through a wholly owned subsidiary of the Company, Global Medical REIT GP LLC, a Delaware limited liability company. As of September 30, 2025, the Company was the 92.14% limited partner of the Operating Partnership, with an aggregate of 7.86% of the Operating Partnership owned by holders of long-term incentive plan units (“LTIP Units”) and third-party limited partners who contributed properties or services to the Operating Partnership in exchange for common limited partnership units (“OP Units”).

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

Reverse Stock Split

In August 2025, the Company’s board of directors (the “Board”) approved a reverse stock split of the Company’s outstanding and authorized shares of common stock at a ratio of one-for-five (the “Reverse Stock Split”). The Reverse Stock Split was completed on September 19, 2025. As a result of the Reverse Stock Split, on September 19, 2025, every five issued and outstanding shares of the Company’s common stock was converted into one share of its common stock, with a corresponding reverse split of the LTIP Units and OP Units. The par value of each share of the Company’s common stock remained unchanged. All common share and per common share amounts in these condensed consolidated financial statements and notes thereto and applicable disclosures have been retrospectively adjusted for all periods presented to reflect the Reverse Stock Split. Refer to Note 5 – “Equity” and Note 7 – “Stock Based Compensation” for additional details on the Reverse Stock Split.

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

	As of September 30,
	2025	2024
Cash and cash equivalents	$7,123	$5,723
Restricted cash	2,717	2,066
Total cash and cash equivalents and restricted cash	$9,840	$7,789

Tenant Receivables, Net

The tenant receivable balance as of September 30, 2025 and December 31, 2024 was $7,945 and $7,424, respectively. The balance as of September 30, 2025 consisted of $3,823 in funds owed from the Company’s tenants for rent that the Company had earned but had not yet received, $3,924 of tenant reimbursements, $110 for a loan that was made to one of the Company’s tenants, and $88 of miscellaneous receivables. The balance as of December 31, 2024 consisted of $2,838 in funds owed from the Company’s tenants for rent that the Company had earned but had not yet received, $4,014 of tenant reimbursements, $119 for a loan that was made to one of the Company’s tenants, and $453 of miscellaneous receivables.

Receivables arising from operating leases are accounted for in accordance with ASC Topic 842 “Leases” (“ASC Topic 842”). The Company assesses the likelihood of losses resulting from tenant defaults, or the inability of tenants to make contractual rent and tenant reimbursements at each reporting date. The Company also monitors the liquidity and creditworthiness of its tenants and operators on a continuous basis. If the likelihood of a tenant paying its lease payments is determined to no longer be probable, all tenant receivables, including deferred rent, are written off against revenue and any future revenue for that tenant is recognized only upon receipt of cash. In addition, as of September 30, 2025 and December 31, 2024, the Company had a portfolio level reserve of $350 on those leases that were probable of collection to ensure that the tenant lease receivables were not overstated.

Escrow Deposits

The escrow balance as of September 30, 2025 and December 31, 2024 was $552 and $711, respectively. Escrow deposits include funds held in escrow to be used for the acquisition of properties in the future and for the payment of taxes and insurance.

Deferred Assets

The deferred assets balance as of September 30, 2025 and December 31, 2024 was $29,205 and $28,208, respectively. The balance as of September 30, 2025 consisted of $28,780 in deferred rent receivables resulting from the recognition of revenue from leases with fixed annual rental escalations on a straight-line basis and $425 of other deferred costs. The balance as of December 31, 2024 consisted of $28,009 in deferred rent receivables resulting from the recognition of revenue from leases with fixed annual rental escalations on a straight-line basis and $199 of other deferred costs.

Other Assets

The other assets balance as of September 30, 2025 and December 31, 2024 was $28,650 and $22,354, respectively. The balance as of September 30, 2025 consisted of $13,222 in right of use assets, $4,894 in capitalized construction in process costs, $2,506 in prepaid assets, $7,695 in net capitalized leasing commissions, and $333 in net capitalized software costs and miscellaneous assets. The balance as of December 31, 2024 consisted of $7,271 in right of use assets, $6,729 in capitalized construction in process costs, $1,451 in prepaid assets, $6,535 in net capitalized leasing commissions, and $368 in net capitalized software costs and miscellaneous assets. Refer to Note 8 – “Leases” for additional details on right of use assets.

Derivative Instruments - Interest Rate Swaps

As of September 30, 2025 and December 31, 2024, the Company's balance related to interest rate swap derivative instruments that were designated as cash flow hedges of interest rate risk was an asset of $7,467 and $18,613, respectively. In accordance with the Company’s risk management strategy, the purpose of the interest rate swaps is to manage interest rate risk for certain of the Company’s variable-rate debt. The interest rate swaps involve the Company’s receipt of variable-rate amounts from the counterparties in exchange for the Company making fixed-rate payments over the life of the agreements. The Company accounts for derivative instruments in accordance with the provisions of ASC Topic 815, “Derivatives and Hedging.” Refer to Note 4 – “Credit Facility, Notes Payable and Derivative Instruments” for additional details.

Goodwill

As of September 30, 2025 and December 31, 2024, the Company’s goodwill balance was $5,903. Goodwill represents the excess of consideration paid over the fair value of underlying identifiable net assets of businesses acquired. Goodwill has an indefinite life and is not amortized, but is tested for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company’s policy is to perform its annual goodwill impairment evaluation as of the first day of the fourth quarter of its fiscal year. The Company has one reporting unit.

Assets Held for Sale and Sales of Real Estate

The Company classifies a property as held for sale when the following criteria are met: (i) management, having the authority to approve action, commits to a plan to sell the property in its present condition, (ii) the sale of the property is at a price reasonable in relation to its current fair value and (iii) the sale is probable and expected to be completed within one year. At that time, the Company presents the assets and obligations associated with the real estate held for sale separately in its Condensed Consolidated Balance Sheets and ceases recording depreciation and amortization expense related to that asset.  Real estate held for sale is reported at the lower of its carrying amount or its estimated fair value less estimated costs to sell. None of the Company’s properties were classified as held for sale as of September 30, 2025 or December 31, 2024.

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

Other Liabilities

The other liabilities balance as of September 30, 2025 and December 31, 2024 was $18,888 and $14,191, respectively. The balance as of September 30, 2025 consisted of $13,505 for right of use liabilities and $5,383 of prepaid rent. The balance as of December 31, 2024 consisted of $7,461 for right of use liabilities and $6,730 of prepaid rent. Refer to Note 8 – “Leases” for additional details on right of use liabilities.

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

Note 3 – Property Portfolio

Summary of Properties Acquired and Sold During the Nine Months Ended September 30, 2025

During the nine months ended September 30, 2025, the Company completed the acquisition of a five-property portfolio of medical real estate. For this acquisition, substantially all of the fair value was concentrated in a single identifiable asset or group of similar identifiable assets and, therefore, this acquisition represented an asset acquisition. Accordingly, transaction costs for this acquisition were capitalized.

During the nine months ended September 30, 2025, the Company completed five dispositions. In February 2025, the Company sold a medical office building located in Derby, Kansas receiving gross proceeds of $1.0 million, resulting in a gain of $17 thousand. In March 2025, the Company sold a medical office building located in Coos Bay, Oregon receiving gross proceeds of $7.2 million, resulting in a gain of $1.3 million. In April 2025, the Company sold a medical office building in Chipley, Florida receiving gross proceeds of $1.4 million, resulting in a gain of $0.2 million. In August 2025, the Company sold a medical office building in Germantown, Tennessee receiving gross proceeds of $1.9 million, resulting in a gain of $0.3 million. In September 2025, the Company sold an office building in Aurora, Illinois receiving gross proceeds of $1.9 million, resulting in no gain or loss on sale.

A rollforward of the gross investment in land, building, improvements, and acquired lease intangible assets as of September 30, 2025 is as follows:

			Site	Tenant	Acquired Lease	Gross Investment in
	Land	Building	Improvements	Improvements	Intangible Assets	Real Estate
Balances as of December 31, 2024	$174,300	$1,044,019	$23,973	$69,679	$138,945	$1,450,916
Facility Acquired – Date Acquired:
Carondelet - 2/7/25	—	13,327	—	1,274	1,725	16,326
Silverbell - 2/7/25	—	8,482	—	973	1,368	10,823
Slippery Rock - 2/7/25	—	3,511	455	593	572	5,131
Clive - 4/1/25	—	11,400	507	1,595	2,218	15,720
Des Moines - 4/1/25	—	18,917	182	3,289	3,519	25,907
Capitalized costs(1)	—	4,224	464	3,412	—	8,100
Total Additions:	—	59,861	1,608	11,136	9,402	82,007
Facility Sold – Date Sold:
Derby - 2/18/25	(146)	(1,250)	(118)	(73)	(372)	(1,959)
Coos Bay - 3/19/25	(861)	(5,096)	(56)	(49)	(410)	(6,472)
Chipley - 4/30/25	(170)	(875)	(34)	(111)	(189)	(1,379)
2999 Germantown - 8/7/25	(253)	(1,593)	—	—	—	(1,846)
Aurora - 9/4/25	(339)	(2,345)	(308)	(603)	(2,680)	(6,275)
Total Dispositions:	(1,769)	(11,159)	(516)	(836)	(3,651)	(17,931)
Impairment of investment property(2)	(1,182)	(5,099)	—	—	—	(6,281)
Balances as of September 30, 2025	$171,349	$1,087,622	$25,065	$79,979	$144,696	$1,508,711
(1)	Represents capital projects that were completed and placed in service during the nine months ended September 30, 2025 related to the Company’s existing facilities.
(2)	In August 2025, the Company entered into an agreement to sell its facility located in Aurora, Illinois. The Company recognized an impairment loss of $6.3 million during the nine months ended September 30, 2025 to reduce the carrying value of the asset to its fair value. The fair value was determined to be the contractual sales price less commissions and fees. The sale of the facility was completed in September 2025.

Depreciation expense was $11,213 and $32,827 for the three and nine months ended September 30, 2025, respectively, and $9,993 and $30,233 for the three and nine months ended September 30, 2024, respectively.

As of September 30, 2025, the Company had aggregate capital improvement commitments and obligations to improve, expand, and maintain the Company’s existing facilities of approximately $24,200. Many of these amounts are subject to contingencies that make it difficult to predict when they will be utilized, if at all. In accordance with the terms of the Company’s leases, capital improvement obligations in the next twelve months are expected to total approximately $9,800.

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

Lease Intangible Assets and Liabilities

The following is a summary of the carrying amount of lease intangible assets and liabilities as of the dates presented:

	As of September 30, 2025
		Accumulated
	Cost	Amortization	Net
Assets
In-place leases	$82,590	$(55,958)	$26,632
Above market leases	24,024	(14,544)	9,480
Leasing costs	38,082	(24,000)	14,082
	$144,696	$(94,502)	$50,194
Liability
Below market leases	$17,335	$(11,819)	$5,516

	As of December 31, 2024
		Accumulated
	Cost	Amortization	Net
Assets
In-place leases	$77,698	$(50,714)	$26,984
Above market leases	24,599	(13,201)	11,398
Leasing costs	36,648	(21,326)	15,322
	$138,945	$(85,241)	$53,704
Liability
Below market leases	$14,073	$(10,137)	$3,936

The following is a summary of the acquired lease intangible amortization:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Amortization expense related to in-place leases	$2,423	$2,431	$7,232	$7,707
Amortization expense related to leasing costs	$1,113	$1,114	$3,350	$3,467
Decrease in rental revenue related to above market leases	$714	$793	$2,204	$2,425
Increase in rental revenue related to below market leases	$(601)	$(511)	$(1,699)	$(1,643)

As of September 30, 2025, scheduled future aggregate net amortization of the acquired lease intangible assets and liabilities for each year ended December 31 is listed below:

	Net Decrease	Net Increase
	in Revenue	in Expense
2025 (three months remaining)	$(224)	$4,129
2026	(321)	13,633
2027	(320)	9,361
2028	(890)	5,805
2029	(945)	3,677
Thereafter	(1,264)	4,109
Total	$(3,964)	$40,714

As of September 30, 2025, the weighted average amortization periods for asset lease intangibles and liability lease intangibles were 3.0 years and 2.4 years, respectively.

Note 4 – Credit Facility, Notes Payable and Derivative Instruments

Credit Facility

As of September 30, 2025, the Company, the Operating Partnership, as borrower, and certain of its subsidiaries were parties to an amended and restated $900 million unsecured syndicated credit facility with JPMorgan Chase Bank, N.A. (“JPMorgan”), as administrative agent (the “Credit Facility”). The Credit Facility consisted of (i) $500 million of term loans, which included (a) a $350 million term loan (“Term Loan A”) and (b) a $150 million term loan (“Term Loan B,” and, together with Term Loan A, the “Term Loans”), and (ii) a $400 million revolver (the “Revolver”). The Credit Facility also included a $500 million accordion feature. Term Loan A had a maturity date in May 2026, Term Loan B matures in February 2028, and the Revolver had a maturity date in August 2026, with two, six-month extension options. Interest rates on amounts outstanding under the Credit Facility equaled the term Secured Overnight Financing Rate (“SOFR”) plus a related spread adjustment of 10 basis points and a borrowing spread based on the current pricing grid in the Credit Facility.

On October 8, 2025, the Company amended and restated the Credit Facility (the “Amended and Restated Credit Facility”) to among other things: (i) extend the initial maturity date of the Revolver to October 2029 with two, six-month extension options; and (ii) extend the maturity of Term Loan A, dividing it into three term loans structured as follows:

●$100 million term loan maturing in October 2029 (“Term Loan A-1”);
●$100 million term loan maturing in October 2030 (“Term Loan A-2”); and
●$150 million term loan maturing in April 2031 (“Term Loan A-3”); and

(iii) remove the previous 0.10% (10 basis point) SOFR credit spread adjustment on all Amended and Restated Credit Facility borrowings.  All other material terms of the Credit Facility remain unchanged in the Amended and Restated Credit Facility.

The Operating Partnership is subject to a number of financial covenants under the Credit Facility, including, among other things, the following as of the end of each fiscal quarter, (i) a maximum consolidated unsecured leverage ratio of less than 60%, (ii) a maximum consolidated secured leverage ratio of less than 30%, (iii) a maximum consolidated secured recourse leverage ratio of less than 10%, (iv) a minimum fixed charge coverage ratio of 1.50:1.00, (v) a minimum unsecured interest coverage ratio of 1.50:1.00, (vi) a maximum consolidated leverage ratio of less than 60%, (vii) a maximum cash investment in joint ventures of 10% of total asset value and (viii) a minimum net worth of $573 million plus 75% of all net proceeds raised through equity offerings subsequent to March 31, 2022. As of September 30, 2025, management believed it complied with all of the financial and non-financial covenants contained in the Credit Facility.

The Company has entered into interest rate swaps and forward starting interest rate swaps to hedge its interest rate risk on the Term Loans through their respective maturities. For additional information related to the interest rate swaps, see the “Derivative Instruments - Interest Rate Swaps” section herein.

During the nine months ended September 30, 2025, the Company borrowed $115,400 under the Credit Facility and repaid $40,300, for a net amount borrowed of $75,100. During the nine months ended September 30, 2024, the Company borrowed $82,800 under the Credit Facility and repaid $55,400, for a net amount borrowed of $27,400. Interest expense incurred on the Credit Facility was $7,499, and $21,197 for the three and nine months ended September 30, 2025, respectively, and $6,526 and $18,766 for the three and nine months ended September 30, 2024, respectively.

As of September 30, 2025 and December 31, 2024, the Company had the following outstanding borrowings under the Credit Facility:

	September 30, 2025	December 31, 2024
Revolver	$211,700	$136,600
Term Loan A	350,000	350,000
Term Loan B	150,000	150,000
Credit Facility, gross	711,700	636,600
Less: Unamortized debt issuance costs	(3,218)	(4,868)
Credit Facility, net	$708,482	$631,732

Costs incurred related to the Credit Facility, net of accumulated amortization, are netted against the Company’s “Credit Facility, net of unamortized debt issuance costs” balance in the accompanying Condensed Consolidated Balance Sheets. Amortization expense incurred related to debt issuance costs was $550 and $1,650 for the three and nine months ended September 30, 2025, respectively, and $550 and $1,649 for the three and nine months ended September 30, 2024, respectively, and is included in the “Interest Expense” line item in the accompanying Condensed Consolidated Statements of Operations.

Notes Payable, Net of Debt Issuance Costs

The Company, through certain of its wholly owned subsidiaries, entered into or assumed loans in connection with the acquisitions of the Rosedale and Toledo facilities. As of September 30, 2025 and December 31, 2024, the Company had the following outstanding borrowings under these loans:

	September 30, 2025	December 31, 2024
Rosedale loan (1)	$—	$13,158
Toledo loan (2)	1,153	1,263
Notes payable, gross	1,153	14,421
Unamortized debt issuance costs	—	(22)
Notes payable, net	$1,153	$14,399
(1)	The Rosedale loan had an annual interest rate of 3.85% and matured on July 31, 2025.
(2)	The Toledo loan has an annual interest rate of 5.0% and matures on July 30, 2033.

Amortization expense incurred related to debt issuance costs was $4 and $22 for the three and nine months ended September 30, 2025, respectively, and $9 and $35 for the three and nine months ended September 30, 2024, respectively, and is included in the “Interest Expense” line item in the accompanying Condensed Consolidated Statements of Operations.

The Company made principal payments of $13,268 and $11,441 during the nine months ended September 30, 2025 and 2024, respectively. Interest expense incurred on these loans was $55 and $346 for the three and nine months ended September 30, 2025, respectively, and $151 and $669 for the three and nine months ended September 30, 2024, respectively.

As of September 30, 2025, scheduled principal payments due for each year ended December 31 were as follows:

2025 (three months remaining)	$-
2026	117
2027	124
2028	131
2029	139
Thereafter	642
Total	$1,153

Derivative Instruments - Interest Rate Swaps

As of September 30, 2025, the Company had nine interest rate swaps that are used to manage its interest rate risk by fixing the SOFR component of the Term Loans through their maturities. Five of the Company’s interest rate swaps related to Term Loan A with a combined notional value of $350 million that fix the SOFR component on Term Loan A through April 2026 at 1.36%. Four of the Company’s interest rate swaps related to Term Loan B with a combined notional value of $150 million that fix the SOFR component on Term Loan B through January 2028 at 2.54%.

The Company records the swaps either as an asset or a liability measured at its fair value at each reporting period. When hedge accounting is applied, the change in the fair value of derivatives designated and that qualify as cash flow hedges is (i) recorded in accumulated other comprehensive income in the equity section of the Company’s Condensed Consolidated Balance Sheets and (ii) subsequently reclassified into earnings as interest expense for the period that the hedged forecasted transactions affect earnings. If specific hedge accounting criteria are not met, changes in the Company’s derivative instruments’ fair value are recognized currently as an adjustment to net income. As of September 30, 2025 and December 31, 2024, all of the Company’s swaps met the criteria for hedge accounting.

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

The fair value of the Company’s interest rate swaps was an asset of $7,467 and $18,613 as of September 30, 2025 and December 31, 2024, respectively. The balances are included in the “Derivative Asset” line item on the Company’s Condensed Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024, respectively.

The table below details the components of the amounts presented on the accompanying Condensed Consolidated Statements of Comprehensive Loss recognized on the Company’s interest rate swaps designated as cash flow hedges for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Amount of (gain) loss recognized in other comprehensive loss	$(404)	$8,197	$1,249	$(3,233)
Amount of gain reclassified from accumulated other comprehensive income into interest expense	3,333	4,508	9,897	13,391
Total change in accumulated other comprehensive income	$2,929	$12,705	$11,146	$10,158

During the next twelve months, the Company estimates that an additional $6,387 will be reclassified as a decrease to interest expense. Additionally, during the three and nine months ended September 30, 2025, the Company recorded total interest expense in its Condensed Consolidated Statements of Operations of $8,175 and $23,351, respectively.

In addition to the nine interest rate swaps that were in place as of September 30, 2025, in connection with the Amended and Restated Credit Facility, on October 7, 2025, the Company entered into seven new forward starting interest rate swaps with a combined notional value of $350 million to fully hedge the SOFR component of the three Term Loan A tranches through their respective maturities.

Weighted-Average Interest Rate and Term

The weighted average interest rate and term of the Company’s debt was 4.06% and 1.3 years at September 30, 2025, compared to 3.75% and 2.0 years as of December 31, 2024.

Note 5 – Equity

Preferred Stock

The Company’s charter authorizes the issuance of 10,000 shares of preferred stock, par value $0.001 per share. As of September 30, 2025 and December 31, 2024, there were 3,105 shares of Series A Cumulative Redeemable Preferred Stock (“Series A Preferred Stock”), issued and outstanding. The Series A Preferred Stock has a liquidation preference of $25 per share.

Preferred stock dividend activity for the nine months ended September 30, 2025 is summarized in the following table:

		Applicable		Quarterly		Dividends
Date Announced	Record Date	Quarter	Payment Date	Dividend		per Share

December 4, 2024	January 15, 2025	Q4 2024	January 31, 2025	$1,455		$0.46875
February 27, 2025	April 15, 2025	Q1 2025	April 30, 2025	$1,455		$0.46875
May 28, 2025	July 15, 2025	Q2 2025	July 31, 2025	$1,455		$0.46875
September 3, 2025	October 15, 2025	Q3 2025	October 31, 2025	$1,455	(1)	$0.46875
(1)	Two months of this amount, equal to $970, was accrued at September 30, 2025.

The holders of the Series A Preferred Stock are entitled to receive dividend payments only when, as and if declared by the Board (or a duly authorized committee of the Board). Dividends will accrue or be payable in cash from the original issue date, on a cumulative basis, quarterly in arrears on each dividend payment date at a fixed rate per annum equal to 7.50% of the liquidation preference of $25.00 per share (equivalent to $1.875 per share on an annual basis). The Series A Preferred Stock may be partially or fully redeemed by the Company. Dividends on the Series A Preferred Stock are cumulative and accrue whether or not (i) funds are legally available for the payment of those dividends, (ii) the Company has earnings or (iii) those dividends are declared by the Board. The quarterly dividend payment dates on the Series A Preferred Stock are January 31, April 30, July 31 and October 31 of each year. During each of the nine-month periods ended September 30, 2025 and 2024, the Company paid preferred dividends of $4,366.

Common Stock

After the impact of the Reverse Stock Split, the Company had 100,000 authorized shares of common stock, $0.001 par value and as of September 30, 2025 and December 31, 2024, there were 13,407 and 13,374 outstanding shares of common stock, respectively.

Common stock dividend activity for the nine months ended September 30, 2025 is summarized in the following table:

		Applicable		Dividend	Dividends
Date Announced	Record Date	Quarter	Payment Date	Amount(1)	per Share(2)

December 4, 2024	December 20, 2024	Q4 2024	January 8, 2025	$15,164	$1.05
February 27, 2025	March 21, 2025	Q1 2025	April 9, 2025	$15,234	$1.05
May 28, 2025	June 20, 2025	Q2 2025	July 9, 2025	$10,890	$0.75
September 3, 2025	September 29, 2025	Q3 2025	October 15, 2025	$10,914	$0.75
(1)	Includes distributions on outstanding LTIP Units and OP Units.
(2)Adjusted to reflect the impact of the Reverse Stock Split.

During the nine months ended September 30, 2025 and 2024, the Company paid total dividends on its common stock, LTIP Units and OP Units in the aggregate amount of $41,393 and $44,759, respectively.

As of September 30, 2025 and December 31, 2024, the Company had accrued dividend balances of $167 and $386 for dividends payable on the aggregate annual and long-term LTIP Units that are subject to retroactive receipt of dividends on the amount of LTIP Units ultimately earned. During the nine months ended September 30, 2025, $114 dividends were reversed and $105 of dividends were paid related to these units. During the nine months ended September 30, 2024, $237 of dividends were accrued and $127 of dividends were paid related to these units.

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

Capital Raising Activity

In January 2024, the Company and the Operating Partnership implemented a $300 million “at-the-market” equity offering program, pursuant to which the Company may offer and sell (including through forward sales), from time to time, shares of its common stock (the “2024 ATM Program”). No shares were sold under the 2024 ATM Program during the nine months ended September 30, 2025.

Common Stock Repurchase Program

In August 2025, the Board approved a $50 million common stock repurchase program (the “Stock Repurchase Program”). Under the Stock Repurchase Program, the Company may purchase up to $50 million of its outstanding shares of common stock from time to time in the open market, including through block purchases, through privately negotiated transactions or pursuant to any Rule 10b5-1 trading plan, in accordance with applicable securities laws. The specific timing, price and size of purchases will depend on prevailing stock prices, general economic and market conditions and other considerations. The Stock Repurchase Program does not obligate the Company to repurchase any dollar amount or number of shares of its common stock and may be suspended or discontinued at any time. No shares were repurchased during the nine months ended September 30, 2025.

Reverse Stock Split

In August 2025, the Board approved the Reverse Stock Split. The Reverse Stock Split was completed on September 19, 2025. As a result of the Reverse Stock Split, on September 19, 2025, every five issued and outstanding shares of the Company’s common stock was converted into one share of its common stock, with a proportionate reduction in the Company’s (i) authorized shares of common stock from 500 million shares to 100 million shares, (ii) outstanding equity awards, (iii) number of shares remaining available for issuance under the Company’s 2016 Equity Incentive Plan, as amended, and (iv) outstanding common units of the Operating Partnership. The par value of each share of the Company’s common stock remained unchanged. Trading in the Company’s common stock on a split adjusted basis began at the market open on September 22, 2025. The Reverse Stock Split reduced the number of shares outstanding on September 19, 2025 from 67,037 to 13,407, excluding fractional shares. All common share and per common share amounts in these condensed consolidated financial statements and notes thereto and applicable disclosures have been retrospectively adjusted for all periods presented to reflect the Reverse Stock Split. Additionally, for all previously reported periods the Company’s Common Stock balance decreased by approximately 55 thousand and Additional Paid-In Capital balance increased by the same amount, resulting in no change in the Company’s total equity balances.

The Company’s common stock continues to be traded on the New York Stock Exchange under the symbol “GMRE” but was assigned a new CUSIP number. No fractional shares were issued in connection with the Reverse Stock Split. Instead, each stockholder that otherwise would have received fractional shares received, in lieu of such fractional shares, cash in an amount based on the closing price of the Company’s common stock on the New York Stock Exchange on September 19, 2025. The Reverse Stock Split resulted in approximately 60 fractional shares, for which cash payments totaling approximately two thousand dollars were paid in lieu of issuing such fractional shares. The two thousand dollars paid was treated as a reduction of the Company’s Additional Paid-In Capital balance as of September 30, 2025. The Reverse Stock Split applied to all of the outstanding shares of the Company’s common stock as of September 19, 2025, and therefore did not affect any stockholder’s ownership percentage of shares of the Company’s common stock, except for de minimis changes resulting from the payment of cash in lieu of fractional shares.

OP Units

During the nine months ended September 30, 2025, the Operating Partnership did not issue any OP Units and redeemed five OP Units (adjusted to reflect the impact of the Reverse Stock Split). During the year ended December 31, 2024, the Operating Partnership did not issue or redeem any OP Units.

The OP Unit value at issuance and redemption is based on the Company’s closing share price on the date of the respective transaction and is included as a component of noncontrolling interest equity in the Company’s Condensed Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024. The Company has sufficient shares of common stock authorized pursuant to its charter to cover the redemption of outstanding OP Units.

Note 6 – Related Party Transactions

Related Party Balances

The amounts due from related parties as of September 30, 2025 and December 31, 2024 were $367 and $270, respectively. These balances primarily consist of taxes paid on behalf of LTIP Unit and OP Unit holders that are reimbursable to the Company as well as funds owed to the Company from the Joint Venture for management fees earned by the Company. The Company had no amounts due to related parties as of September 30, 2025 and December 31, 2024.

Note 7 – Stock-Based Compensation

2016 Equity Incentive Plan

The 2016 Equity Incentive Plan, as amended (the “Plan”), is intended to assist the Company and its affiliates in recruiting and retaining employees of the Company, members of the Board, executive officers of the Company, and individuals who provide services to the Company and its affiliates.

All share and LTIP Unit amounts have been adjusted to reflect the impact of the Reverse Stock Split.

The Plan is intended to permit the grant of both qualified and non-qualified options and the grant of stock appreciation rights, restricted stock, unrestricted stock, awards of restricted stock units, performance awards and other equity-based awards (including LTIP Units). Based on the grants outstanding as of September 30, 2025, there were 271 shares of common stock that remain available to be granted under the Plan. Units subject to awards under the Plan that are forfeited, cancelled, lapsed, or otherwise expired (excluding shares withheld to satisfy exercise prices or tax withholding obligations) are available for grant.

Time-Based Grants

During the nine months ended September 30, 2025, the Company granted the following LTIP Units:

		Number of
Date	Description	Units Issued	Vesting Dates

February 26, 2025	Final awards under the 2024 Annual Incentive Plan	25	50% on February 26, 2025; and
			50% on February 26, 2026

February 26, 2025	Time-based awards under the 2025 Long-Term Incentive Plan	41	100% on February 26, 2028

May 14, 2025	Annual awards to independent directors	12	100% on May 14, 2026

June 23, 2025	New Chief Executive Officer and President signing grant (1)	32	100% on June 23, 2028
(1)	Represents a one-time award of LTIP Units in connection with the appointment of the Company’s new Chief Executive Officer and President, effective June 23, 2025. The number of LTIP Units was based on the volume-weighted average closing price (VWAP) of the Company’s common stock reported on the New York Stock Exchange for the 20 trading days ending on the grant date.

During the nine months ended September 30, 2025, certain participants redeemed an aggregate of 28 vested LTIP Units for the Company’s common stock. A detail of the Company’s outstanding time-based LTIP Units as of September 30, 2025 is as follows:

Vested units	544
Unvested units	157
LTIP Units outstanding as of September 30, 2025	701

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

During the nine months ended September 30, 2025, two 2023 Long-Term Awards and seven 2024 Long-Term Awards were forfeited. A detail of the Performance Awards under the 2023, 2024 and 2025 programs as of September 30, 2025 is as follows:

2023 Long-Term Awards	29
2024 Long-Term Awards	39
2025 Annual Awards (1)	36
2025 Long-Term Awards (2)	33
Total target Performance Awards as of September 30, 2025	137

(1)   Approved by the Board on February 26, 2025, with the exception of five awards for the new Chief Executive Officer and President approved by the Board on June 20, 2025 with an award date of June 23, 2025. The number of target LTIP Units was based on the average closing price of the Company’s common stock reported on the New York Stock Exchange over the 15 trading days preceding the award date.

(2)	Approved by the Board on February 26, 2025. The number of target LTIP Units was based on the fair value of the Long-Term Awards as determined by an independent valuation consultant.

Annual Awards. The Annual Awards are subject to the terms and conditions of LTIP Annual Award Agreements (“LTIP Annual Award Agreements”) between the Company and each grantee.

The Compensation Committee of the Board (the “Compensation Committee”) and the Board established performance goals for the year ending December 31, 2025, as set forth in the 2025 LTIP Annual Award Agreements (the “Performance Goals”) that will be used to determine the number of LTIP Units earned by each grantee. Cumulative stock-based compensation expense during the three and nine months ended September 30, 2025 reflects management’s estimate of the probability of the number of these awards that will be earned. As soon as reasonably practicable following the end of the performance period, the Compensation Committee and the Board will determine the extent to which the Company has achieved each of the Performance Goals (expressed as a percentage) and, based on such determination, will calculate the number of LTIP Units that each grantee is entitled to receive. Each grantee may earn up to 150% of the number of his/her target LTIP Units. Any 2025 Annual Award LTIP Units that are not earned will be forfeited and cancelled.

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

Below are details regarding certain of the assumptions for the Long-Term Awards using Monte Carlo simulations:

	2025 Long-Term	2024 Long-Term	2023 Long-Term
	Awards	Awards	Awards

Fair value	$46.60	$46.85	$58.35
Target awards	33	39	29
Volatility	28.67%	28.12%	43.54%
Risk-free rate	4.00%	4.38%	4.35%
Dividend assumption	reinvested	reinvested	reinvested
Expected term in years	3	3	3

The Company incurred stock compensation expense of $1,207 and $3,086 for the three ands nine months ended September 30, 2025, respectively, and $1,274 and $3,826 for the three and nine months ended September 30, 2024, respectively, related to the grants awarded under the Plan. Compensation expense is included within “General and Administrative” expense in the Company’s Condensed Consolidated Statements of Operations.

As of September 30, 2025, total unamortized compensation expense related to these awards of approximately $6.7 million is expected to be recognized over a weighted average remaining period of 1.7 years.

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

The Company recognized $37,036 and $109,510 of rental revenue related to operating lease payments for the three and nine months ended September 30, 2025, respectively, and $34,175 and $103,458 of rental revenue related to operating lease payments for the three and nine months ended September 30, 2024, respectively. Of these amounts, $1,774 and $5,595 relate to variable rental revenue for the three and nine months ended September 30, 2025, respectively, and $1,891 and $5,817 relate to variable rental revenue for the three and nine months ended September 30, 2024, respectively.

The aggregate annual cash to be received by the Company on the noncancelable operating leases related to its portfolio as of September 30, 2025 is as follows for the subsequent years ended December 31:

2025 (three months remaining)	$31,909
2026	123,754
2027	111,173
2028	100,060
2029	86,352
Thereafter	290,226
Total	$743,474

Information as Lessee

The Company recorded a right of use asset and liability during the nine months ended September 30, 2025 for the five acquisitions completed during that period that have buildings located on land that is subject to ground leases. The Company used a discount rate of approximately 5.9% to record the right of use asset and liability for these ground leases, which approximated its incremental borrowing rate at the date of acquisition. During the three and nine months ended September 30, 2025, the Company incurred interest expense of $67 and $136, respectively, from ground leases that were classified as financing leases. Including these buildings, the Company has ten buildings located on land that is subject to ground leases with a weighted average remaining term of approximately 44 years. Rental payments on these leases are adjusted periodically based on either the CPI or on a pre-determined schedule. The monthly payments on a pre-determined schedule are recognized on a straight-line basis over the terms of the respective leases. Changes in the CPI are not estimated as part of our measurement of straight-line rental expense. Some of the Company’s ground leases contain extension options and, where we determined it was reasonably certain that an extension would occur, they were included in our calculation of the right of use asset and liability. The Company recognized approximately $100 and $256 of ground lease expense during the three and nine months ended September 30, 2025, respectively, of which $99 and $233 was paid in cash. The Company recognized approximately $51 and $161 of ground lease expense during the three and nine months ended September 30, 2024, respectively, of which $58 and $110 was paid in cash.

The following table sets forth the undiscounted cash flows of our scheduled obligations for future lease payments on operating ground leases at September 30, 2025, and a reconciliation of those cash flows to the operating lease liability at September 30, 2025:

2025 (three months remaining)	$280
2026	1,134
2027	1,150
2028	1,174
2029	1,193
Thereafter	27,200
Total	32,131
Discount	(18,626)
Lease liability	$13,505

Tenant Concentration

During the nine months ended September 30, 2025, the Company’s rental revenues were derived from 315 tenants leasing 191 buildings. During this period there were no tenants with rental revenue that exceeded 10% of the Company’s rental revenue.

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

Note 10 – Subsequent Events

On October 8, 2025, the Company entered into the Amended and Restated Credit Facility, which contains the following material amendments to the Company’s Credit Facility:

●	Extends the initial maturity date of the existing $400 million Revolver component of the Credit Facility to October 2029 with two, six-month extension options available at the Company’s election to extend the maturity to October 2030; and

●	Extends the maturity of the existing $350 million Term Loan A, dividing it into three term loans structured as follows:

●$100 million term loan maturing in October 2029 (“Term Loan A-1”);
●$100 million term loan maturing in October 2030 (“Term Loan A-2”); and
●$150 million term loan maturing in April 2031 (“Term Loan A-3”); and

●	Removes the previous 0.10% (10 basis point) SOFR credit spread adjustment on all Amended and Restated Credit Facility borrowings.

The Credit Facility’s pricing grid, $150 million Term Loan B that matures in February 2028, and $500 million accordion remain unchanged.

In connection with the Amended and Restated Credit Facility, on October 7, 2025, the Company entered into $350 million of new forward starting interest rate swaps to fully hedge the SOFR component of the three Term Loan A tranches through their respective maturities.

The existing $350 million Term Loan A fixed rate SOFR swaps remain in place, resulting in an all-in fixed interest rate of 2.85% on this debt through the swap maturities in April 2026.

At closing of the Amended and Restated Credit Facility, the weighted average term of the Company’s debt, including the drawn Revolver component, was 4.4 years.

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

Overview

Global Medical REIT Inc. (the “Company,” “us,” “we,” or “our”) is a Maryland corporation and internally managed REIT that acquires healthcare facilities and leases those facilities to physician groups and regional and national healthcare systems. We hold our facilities and conduct our operations through a Delaware limited partnership subsidiary, Global Medical REIT L.P. (the “Operating Partnership”). Our wholly owned subsidiary, Global Medical REIT GP LLC, is the sole general partner of our Operating Partnership and, as of September 30, 2025, we owned 92.14% of the outstanding common operating partnership units (“OP Units”) of our Operating Partnership, with an aggregate of 7.86% of the Operating Partnership owned by holders of long-term incentive plan units (“LTIP Units”) and third-party limited partners who contributed properties or services to the Operating Partnership in exchange for OP Units.

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

Impact of Elevated Interest Rates and Inflation

During 2025, the U.S. Federal Reserve (the “Fed”) continued lowering the Federal Funds Rate with the most recent cut in October 2025 bringing the target range to 3.75% to 4.00%. The 10-Year U.S. Treasury yield and Secured Overnight Financing Rate (“SOFR”) have also trended lower during 2025, with the 10-year U.S. Treasury yield and one-month SOFR at 4.15% and 4.13% as of September 30, 2025, respectively.

Although interest rates have trended lower during 2025, interest rates are significantly higher than in 2021, when we entered into interest rate swaps with respect to our $350 million term loan (“Term Loan A”) on our Second Amended and Restated Credit Facility (the “Credit Facility”). These interest rate swaps fixed the SOFR component of our interest rate on our Term Loan A at 1.36%; however, these swaps are set to expire in April 2026 (the original maturity date of Term Loan A).  In connection with the Amended and Restated Credit Facility (defined below), we entered into $350 million of new forward-starting interest rate swaps that will be effective in May 2026 to fully hedge the SOFR component of the three Term Loan A tranches through their respective maturities at rates ranging from 3.24% to 3.32%. The current elevated interest rate environment has already resulted in material increases in our interest expense with respect to our floating-rate indebtedness and, beginning on the effective date of our new interest rate swaps, will materially increase our interest expense with respect to our fixed-rate indebtedness.

In summary, beginning on the effective date of our new interest rate swaps in May 2026, the impact of rising interest rates over the past several years will begin to affect our interest expense on our fixed-rate indebtedness, which is expected to negatively affect the Company’s net income. Additionally, any increase in the U.S. inflation rate may prompt the Fed to pause any future decreases to the Fed Funds Rate or increase the Fed Funds Rate, which may lead to an increase in our interest expense on our floating rate indebtedness.

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

Reverse Stock Split

In August 2025, the Board approved a reverse stock split of our outstanding shares of common stock at a ratio of one-for-five (the “Reverse Stock Split”). The Reverse Stock Split was completed on September 19, 2025. As a result of the Reverse Stock Split, on September 19, 2025, every five issued and outstanding shares of our common stock was converted into one share of our common stock, with a proportionate reduction in our (i) authorized shares of common stock from 500 million to 100 million, (ii) outstanding equity awards, (iii) number of shares remaining available for issuance under our 2016 Equity Incentive Plan, as amended, and (iv) outstanding common units of the Operating Partnership. The par value of each share of our common stock remained unchanged. Trading in our common stock on a split adjusted basis began at the market open on September 22, 2025. No fractional shares were issued in connection with the Reverse Stock Split. Instead, each stockholder that otherwise would have received fractional shares received, in lieu of such fractional shares, cash in an amount based on the closing price of our common stock on the New York Stock Exchange on September 19, 2025. The Reverse Stock Split resulted in approximately 60 fractional shares, for which cash payments totaling approximately two thousand dollars were paid in lieu of issuing such fractional shares. All common share and per common share amounts in the accompanying condensed consolidated financial statements and notes thereto and applicable disclosures have been retrospectively adjusted for all periods presented to reflect the Reverse Stock Split.

Executive Summary

The following table summarizes the primary changes in our business and operations during the periods presented. All per share, per share and unit, and weighted average share and unit amounts have been adjusted to reflect the impact of the Reverse Stock Split.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(in thousands, except per share and unit amounts)
Rental revenue	$37,036	$34,175	$109,510	$103,458
Depreciation and amortization expense	$15,008	$13,642	$44,126	$41,720
Interest expense	$8,175	$7,236	$23,351	$21,119
General and administrative expense	$4,860	$4,381	$14,505	$13,416
Gain (loss) on sale of investment properties	$294	$1,823	$1,859	$(1,560)

Net (loss) income attributable to common stockholders per share	$(0.45)	$0.14	$(0.35)	$(0.04)
FFO attributable to common stockholders and noncontrolling interest per share and unit(1)	$1.00	$0.96	$3.00	$3.00
AFFO attributable to common stockholders and noncontrolling interest per share and unit(1)	$1.12	$1.08	$3.37	$3.35
Dividends per share of common stock(2)	$0.75	$1.05	$2.55	$3.15

Weighted average common stock outstanding	13,393	13,147	13,381	13,126
Weighted average OP Units outstanding	447	449	448	449
Weighted average LTIP Units outstanding	714	634	683	611
Total weighted average shares and units outstanding	14,554	14,230	14,512	14,186
(1)	See “—Non-GAAP Financial Measures,” for a description of our non-GAAP financial measures and a reconciliation of our non-GAAP financial measures.
(2)	On May 28, 2025, the Board reduced the quarterly dividend on the Company’s common stock from $1.05 per share to $0.75 per share.

	As of
	September 30,	December 31,
	2025	2024

	(dollars in thousands)
Investment in real estate, gross	$1,508,711	$1,450,916
Total debt, net	$709,635	$646,131
Weighted average interest rate	4.06%	3.75%
Total equity (including noncontrolling interest)	$505,828	$555,916
Net leasable square feet	5,178,421	4,756,108

Our Properties

As of September 30, 2025, we had gross investments of approximately $1.5 billion in real estate, consisting of 191 buildings with an aggregate of approximately 5.2 million leasable square feet and approximately $118 million of annualized base rent. This data does not include amounts for properties held in our unconsolidated joint venture.

Completed Acquisitions During the Nine Months Ended September 30, 2025

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

Completed Property Dispositions During the Nine Months Ended September 30, 2025

During the nine months ended September 30, 2025, we completed five dispositions that generated aggregate gross proceeds of $13.4 million, resulting in an aggregate gain of $1.9 million.

Impairment of Investment Property

During the nine months ended September 30, 2025, we recognized an impairment loss of $6.3 million related to our Aurora, Illinois facility.

Capital Activity

Equity Issuances

In January 2024, the Company and the Operating Partnership implemented a $300 million “at-the-market” equity offering program, pursuant to which we may offer and sell (including through forward sales), from time to time, shares of our common stock (the “2024 ATM Program”). No shares were sold under the 2024 ATM Program during the nine months ended September 30, 2025.

Common Stock Repurchase Program

In August 2025, the Board approved a $50 million common stock repurchase program (the “Stock Repurchase Program”). Under the Stock Repurchase Program, we may purchase up to $50 million of our outstanding shares of common stock from time to time in the open market, including through block purchases, through privately negotiated transactions or pursuant to any Rule 10b5-1 trading plan, in accordance with applicable securities laws. The specific timing, price and size of purchases will depend on prevailing stock prices, general economic and market conditions and other considerations. The Stock Repurchase Program does not obligate us to repurchase any dollar amount or number of shares of our common stock and may be suspended or discontinued at any time. No shares were repurchased during the nine months ended September 30, 2025.

Debt Activity

During the nine months ended September 30, 2025, we borrowed $115.4 million under the Credit Facility and repaid $40.3 million, for a net amount borrowed of $75.1 million. During the nine months ended September 30, 2024, we borrowed $82.8 million under the Credit Facility and repaid $55.4 million, for a net amount borrowed of $27.4 million. As of September 30, 2025, the net outstanding Credit Facility balance was $708.5 million and as of November 3, 2025, we had unutilized borrowing capacity under the revolver component of the Credit Facility (the “Revolver”) of $171 million.

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

Recent Developments

Closing of the Amended and Restated Credit Facility

On October 8, 2025, the Company, the Operating Partnership, as borrower, and certain subsidiaries of the Operating Partnership entered into a third amended and restated credit agreement (the “Amended and Restated Credit Facility”) with JPMorgan Chase Bank, N.A., as administrative agent, which contains the following material amendments to the Company’s Credit Facility:

●	Extends the initial maturity date of the existing $400 million Revolver to October 2029 with two, six-month extension options available at the Company’s election to extend the maturity to October 2030; and

●	Extends the maturity of the existing $350 million Term Loan A, dividing it into three term loans structured as follows:

●$100 million term loan maturing in October 2029 (“Term Loan A-1”);
●$100 million term loan maturing in October 2030 (“Term Loan A-2”); and
●$150 million term loan maturing in April 2031 (“Term Loan A-3”); and

●	Removes the previous 0.10% (10 basis point) SOFR credit spread adjustment on all credit facility borrowings.

The Credit Facility’s pricing grid, $150 million Term Loan B that matures in February 2028, and $500 million accordion remain unchanged.

In connection with the Amended and Restated Credit Facility, on October 7, 2025, the Company entered into $350 million of new forward starting interest rate swaps to fully hedge the SOFR component of the three Term Loan A tranches through their respective maturities.

The existing $350 million Term Loan A fixed rate SOFR swaps remain in place, resulting in an all-in fixed interest rate of 2.85% on this debt through the swap maturities in April 2026.

Trends Which May Influence Our Results of Operations

We believe the following trends may positively impact our results of operations:

●	An aging population. According to the 2020 U.S. Census, the nation’s 65-and-older population has grown rapidly since 2010, driven by the aging of Baby Boomers born between 1946 and 1964. The 65-and-older population grew by over a third during the past decade, and by 3.2% from 2018 to 2019. We believe this segment of the U.S. population will utilize many of the services provided at our healthcare facilities such as orthopedics, cardiac, gastroenterology and rehabilitation.

●	A continuing shift towards outpatient care. According to the American Hospital Association, patients are demanding more outpatient operations. We believe this shift in patient preference from inpatient to outpatient facilities will benefit our tenants as most of our properties consist of outpatient facilities.

●	Physician practice group and hospital consolidation. We believe the trend towards physician group consolidation will serve to strengthen the credit quality of our tenants if our tenants merge or are consolidated with larger health systems.

We believe the following trends may negatively impact our results of operations:

●	Interest rates remain at elevated levels. During 2025, the Fed continued lowering the Federal Funds Rate with the most recent cut in October 2025 bringing the target range to 3.75% to 4.00%. The 10-Year U.S. Treasury yield and SOFR have also trended lower during 2025, with the 10-year U.S. Treasury yield and one-month SOFR at 4.15% and 4.13% as of September 30, 2025, respectively. Although interest rates have trended lower during 2025, rates have increased materially over the last several years. Beginning on the effective date of our new interest rate swaps in May 2026, these elevated rates will begin to have a negative effect on the interest expense on our fixed-rate indebtedness, with the swapped SOFR rate on our Term Loan A increasing from 1.36% to a range of 3.24% to 3.32%. Additionally, any increase in the U.S. inflation rate may prompt the Fed to pause any future decreases to the Fed Funds Rate or increase the Fed Funds Rate, which may lead to an increase in our interest expense on our floating rate indebtedness.

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

Consolidated Results of Operations

Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024

	Three Months Ended September 30,
	2025	2024	$ Change

	(in thousands)
Revenue
Rental revenue	$37,036	$34,175	$2,861
Other income	193	89	104
Total revenue	37,229	34,264	2,965

Expenses
General and administrative	4,860	4,381	479
Operating expenses	8,224	7,437	787
Depreciation expense	11,213	9,993	1,220
Amortization expense	3,795	3,649	146
Interest expense	8,175	7,236	939
Total expenses	36,267	32,696	3,571
Income before other income (expense)	962	1,568	(606)
Gain on sale of investment properties	294	1,823	(1,529)
Impairment of investment property	(6,281)	—	(6,281)
Equity loss from unconsolidated joint venture	(33)	—	(33)
Net (loss) income	$(5,058)	$3,391	$(8,449)

Revenue

Total Revenue

Total revenue for the three months ended September 30, 2025 was $37.2 million, compared to $34.3 million for the same period in 2024, an increase of $2.9 million. The increase primarily resulted from the impact of acquisitions that were completed subsequent to September 30, 2024 and through the three months ended September 30, 2025, partially offset by dispositions during that period. Within that increase, $5.2 million in revenue was recognized from net lease expense recoveries during the three months ended September 30, 2025, compared to $4.8 million for the same period in 2024.

Expenses

General and Administrative

General and administrative expenses for the three months ended September 30, 2025 were $4.9 million, compared to $4.4 million for the same period in 2024, an increase of $0.5 million. The increase primarily resulted from an increase in general corporate expenses, including costs related to our Reverse Stock Split, partially offset by a decrease in non-cash LTIP compensation expense, which was $1.2 million for the three months ended September 30, 2025, compared to $1.3 million for the same period in 2024.

Operating Expenses

Operating expenses for the three months ended September 30, 2025 were $8.2 million, compared to $7.4 million for the same period in 2024, an increase of $0.8 million. The increase primarily resulted from the impact of acquisitions that were completed subsequent to September 30, 2024 and through the three months ended September 30, 2025, partially offset by dispositions during that period and a net reduction in costs at other properties. Included in these amounts were $5.2 million of recoverable property operating expenses incurred during the three months ended September 30, 2025, compared to $4.8 million for the same period in 2024. In addition, our operating expenses included $1.7 million of property operating expenses from gross leases for the three months ended September 30, 2025, compared to $1.6 million for the same period in 2024.

Depreciation Expense

Depreciation expense for the three months ended September 30, 2025 was $11.2 million, compared to $10.0 million for the same period in 2024, an increase of $1.2 million. The increase primarily resulted from the impact of acquisitions that were completed subsequent to September 30, 2024 and through the three months ended September 30, 2025, partially offset by dispositions during that period.

Amortization Expense

Amortization expense for the three months ended September 30, 2025 was $3.8 million, compared to $3.6 million for the same period in 2024, an increase of $0.2 million. The increase primarily resulted from the impact of acquisitions that were completed subsequent to September 30, 2024 and through the three months ended September 30, 2025, partially offset by dispositions during that period.

Interest Expense

Interest expense for the three months ended September 30, 2025 was $8.2 million, compared to $7.2 million for the same period in 2024, an increase of $1.0 million. The increase was primarily due to higher average borrowings and higher interest rates during the three months ended September 30, 2025, compared to the same period in 2024.

The weighted average interest rate of our debt for the three months ended September 30, 2025 was 4.12% compared to 3.97% for the same period in 2024. Additionally, the weighted average interest rate and term of our debt was 4.06% and 1.3 years at September 30, 2025.

Income Before Other Income (Expense)

Income before other income (expense) for the three months ended September 30 2025 was $1.0 million, compared to $1.6 million for the same period in 2024, a decrease of $0.6 million.

Gain on Sale of Investment Properties

During the three months ended September 30, 2025, we completed two dispositions resulting in an aggregate gain of $0.3 million. During the three months ended September 30, 2024, we completed two dispositions resulting in an aggregate gain of $1.8 million.

Impairment of Investment Property

In August 2025, we entered into an agreement to sell our facility located in Aurora, Illinois. We recognized an impairment loss of $6.3 million during the three months ended September 30, 2025 to reduce the carrying value of the asset to its fair value, which was determined to be the contractual sales price less commissions and fees. The sale of this facility was completed in September 2025.

Equity Loss from Unconsolidated Joint Venture

During the three months ended September 30, 2025, we recognized a loss from the Joint Venture of $33 thousand, which represented our 12.5% ownership interest in the net loss of the Joint Venture during that period.

Net (Loss) Income

Net loss for the three months ended September 30, 2025 was $5.1 million, compared to net income of $3.4 million for the same period in 2024, a decrease of $8.5 million.

Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024

	Nine Months Ended September 30,
	2025	2024	$ Change

	(in thousands)
Revenue
Rental revenue	$109,510	$103,458	$6,052
Other income	306	166	140
Total revenue	109,816	103,624	6,192

Expenses
General and administrative	14,505	13,416	1,089
Operating expenses	24,025	22,056	1,969
Depreciation expense	32,827	30,233	2,594
Amortization expense	11,299	11,487	(188)
Interest expense	23,351	21,119	2,232
Total expenses	106,007	98,311	7,696
Income before other income (expense)	3,809	5,313	(1,504)
Gain (loss) on sale of investment properties	1,859	(1,560)	3,419
Impairment of investment property	(6,281)	—	(6,281)
Equity loss from unconsolidated joint venture	(123)	—	(123)
Net (loss) income	$(736)	$3,753	$(4,489)

Revenue

Total Revenue

Total revenue for the nine months ended September 30, 2025 was $109.8 million, compared to $103.6 million for the same period in 2024, an increase of $6.2 million. The increase primarily resulted from the impact of acquisitions that were completed subsequent to September 30, 2024 and through the nine months ended September 30, 2025, partially offset by dispositions during that period. Within that increase, $15.8 million in revenue was recognized from net lease expense recoveries during the nine months ended September 30, 2025, compared to $14.7 million for the same period in 2024. Additionally, the prior year period included the recognition of reserves for $0.8 million of rent and the write-off of $0.1 million of deferred rent.

Expenses

General and Administrative

General and administrative expenses for the nine months ended September 30, 2025 were $14.5 million, compared to $13.4 million for the same period in 2024, an increase of $1.1 million. The increase primarily resulted from costs incurred during the current period in connection with our CEO transition, partially offset by a decrease in non-cash LTIP compensation expense, which was $3.1 million for the nine months ended September 30, 2025, compared to $3.8 million for the same period in 2024.

Operating Expenses

Operating expenses for the nine months ended September 30, 2025 were $24.0 million, compared to $22.1 million for the same period in 2024, an increase of $1.9 million. The increase primarily resulted from the impact of acquisitions that were completed subsequent to September 30, 2024 and through the nine months ended September 30, 2025, partially offset by dispositions during that period and a net reduction in costs at other properties. Included in these amounts were $15.8 million of recoverable property operating expenses incurred during the nine months ended September 30, 2025, compared to $14.7 million for the same period in 2024. In addition, our operating expenses included $4.9 million of property operating expenses from gross leases for the nine months ended September 30, 2025, compared to $4.0 million for the same period in 2024.

Depreciation Expense

Depreciation expense for the nine months ended September 30, 2025 was $32.8 million, compared to $30.2 million for the same period in 2024, an increase of $2.6 million. The increase primarily resulted from the impact of acquisitions that were completed subsequent to September 30, 2024 and through the nine months ended September 30, 2025, partially offset by dispositions during that period.

Amortization Expense

Amortization expense for the nine months ended September 30, 2025 was $11.3 million, compared to $11.5 million for the same period in 2024, a decrease of $0.2 million. The decrease primarily resulted from the impact of dispositions that were completed subsequent to September 30, 2024 and through the nine months ended September 30, 2025, partially offset by acquisitions that were completed during that period.

Interest Expense

Interest expense for the nine months ended September 30, 2025 was $23.4 million, compared to $21.1 million for the same period in 2024, an increase of $2.3 million. The increase was primarily due to higher average borrowings and higher interest rates during the nine months ended September 30, 2025, compared to the same period in 2024.

The weighted average interest rate of our debt for the nine months ended September 30, 2025 was 4.00% compared to 3.93% for the same period in 2024. Additionally, the weighted average interest rate and term of our debt was 4.06% and 1.3 years at September 30, 2025.

Income Before Other Income (Expense)

Income before other income (expense) for the nine months ended September 30, 2025 was $3.8 million, compared to $5.3 million for the same period in 2024, a decrease of $1.5 million.

Gain (Loss) on Sale of Investment Properties

During the nine months ended September 30, 2025, we completed five dispositions resulting in an aggregate gain of $1.9 million. During the nine months ended September 30, 2024, we completed three dispositions resulting in an aggregate loss of $1.6 million.

Impairment of Investment Property

In August 2025, we entered into an agreement to sell our facility located in Aurora, Illinois. We recognized an impairment loss of $6.3 million during the nine months ended September 30, 2025 to reduce the carrying value of the asset to its fair value, which was determined to be the contractual sales price less commissions and fees. The sale of this facility was completed in September 2025.

Equity Loss from Unconsolidated Joint Venture

During the nine months ended September 30, 2025, we recognized a loss from the Joint Venture of $123 thousand, which represented our 12.5% ownership interest in the net loss of the Joint Venture during that period.

Net (Loss) Income

Net loss for the nine months ended September 30, 2025 was $0.7 million, compared to net income $3.8 million for the same period in 2024, a decrease of $4.5 million.

Assets and Liabilities

As of September 30, 2025 and December 31, 2024, our principal assets consisted of investments in real estate, net, of $1.2 billion. We completed five acquisitions and five dispositions during the nine months ended September 30, 2025. Our liquid assets consisted primarily of cash and cash equivalents and restricted cash of $9.8 million and $8.9 million, as of September 30, 2025 and December 31, 2024, respectively.

The increase in our cash and cash equivalents and restricted cash balances to $9.8 million as of September 30, 2025, compared to $8.9 million as of December 31, 2024, was primarily due to net borrowings on our Credit Facility, net proceeds received from the sale of investment properties, and net cash provided by operating activities, partially offset by funds used to acquire investment properties, the payment of dividends to common and preferred stockholders as well as holders of OP Units and LTIP Units, funds used to repay notes payable, and funds used for capital expenditures on existing real estate investments and leasing commissions.

The increase in our total liabilities to $767.4 million as of September 30, 2025 compared to $700.6 million as of December 31, 2024, was primarily the result of higher net borrowings outstanding on our Credit Facility, partially offset by a lower notes payable balance.

Liquidity and Capital Resources

General

Our short-term (up to 12 months) liquidity requirements include:

●	Interest expense and scheduled principal payments on outstanding indebtedness;
●	General and administrative expenses, including cash severance costs owed to Mr. Busch pursuant to the Transition and Separation Agreement and General Release of Claims, dated January 8, 2025;
●	Property operating expenses;
●	Property acquisitions;
●	Distributions on our common and preferred stock and OP Units and LTIP Units; and
●	Capital and tenant improvements and leasing costs.

On May 28, 2025, the Board reduced the Company’s quarterly common stock dividend from $1.05 per share to $0.75 per share (on a split-adjusted basis). We believe the reduction to the dividend best positions the Company for future growth, strengthens the balance sheet, and provides investors with an attractively yielding, well-covered dividend.

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

External Sources of Liquidity

Our primary external sources of liquidity include net proceeds received from equity issuances, including the issuance of OP Units in connection with acquisitions of additional properties, and debt financing, including borrowings under our Amended and Restated Credit Facility and secured term loans.

Equity Issuances

In January 2024, the Company and the Operating Partnership implemented the 2024 ATM Program, pursuant to which we may offer and sell (including through forward sales), from time to time, shares of our common stock. No shares were sold under the 2024 ATM Program during the nine months ended September 30, 2025 or from October 1, 2025 through November 3, 2025.

Common Stock Repurchase Program

As described in “Capital Activity – Common Stock Repurchase Program,” in August 2025, the Board approved the Stock Repurchase Program. Under the Stock Repurchase Program, we may purchase up to $50 million of our outstanding shares of common stock from time to time in the open market, including through block purchases, through privately negotiated transactions or pursuant to any Rule 10b5-1 trading plan, in accordance with applicable securities laws. The specific timing, price and size of purchases will depend on prevailing stock prices, general economic and market conditions and other considerations. The Stock Repurchase Program does not obligate us to repurchase any dollar amount or number of shares of our common stock and may be suspended or discontinued at any time. No shares were repurchased during the nine months ended September 30, 2025 or from October 1, 2025 through November 3, 2025.

Debt Financing

Amended and Restated Credit Facility. As described in “Recent Developments – Closing of the Amended and Restated Credit Facility,” the Company entered into an Amended and Restated Credit Facility on October 8, 2025. The Amended and Restated Credit Facility consists of (i) the $350 million Term Loan A, (ii) the $150 million Term Loan B, and (iii) the $400 million Revolver. The Amended and Restated Credit Facility also contains a $500 million accordion feature. As of November 3, 2025, we had unutilized borrowing capacity under the Amended and Restated Credit Facility of $171 million.

The Amended and Restated Credit Facility is an unsecured facility and contains the following material amendments to the Company’s previous Credit Facility:

●	Extends the initial maturity date of the existing $400 million Revolver component of the credit facility to October 2029 with two, six-month extension options available at the Company’s election to extend the maturity to October 2030; and

●	Extends the maturity of the existing $350 million Term Loan A, dividing it into three term loans structured as follows:

●$100 million term loan maturing in October 2029 (“Term Loan A-1”);
●$100 million term loan maturing in October 2030 (“Term Loan A-2”); and
●$150 million term loan maturing in April 2031 (“Term Loan A-3”); and

●	Removes the previous 0.10% (10 basis point) SOFR credit spread adjustment on all credit facility borrowings.

The Credit Facility’s pricing grid, $150 million Term Loan B that matures in February 2028, and $500 million accordion remain unchanged.

In connection with the Amended and Restated Credit Facility, on October 7, 2025, the Company entered into $350 million of new forward starting interest rate swaps to fully hedge the SOFR component of the three Term Loan A tranches through their respective maturities.

The existing $350 million Term Loan A fixed rate SOFR swaps remain in place, resulting in an all-in fixed interest rate of 2.85% on this debt through the swap maturities in April 2026.

At closing of the Amended and Restated Credit Facility, the weighted average term of the Company’s debt, including the drawn Revolver component, was 4.4 years.

We are subject to a number of financial covenants under the Credit Facility, including, among other things, the following as of the end of each fiscal quarter, (i) a maximum consolidated unsecured leverage ratio of less than 60%, (ii) a maximum consolidated secured leverage ratio of less than 30%, (iii) a maximum consolidated secured recourse leverage ratio of less than 10%, (iv) a minimum fixed charge coverage ratio of 1.50:1.00, (v) a minimum unsecured interest coverage ratio of 1.50:1.00, (vi) a maximum consolidated leverage ratio of less than 60%, (vii) a maximum cash investment in joint ventures of 10% of total asset value and (viii) a minimum net worth of $573 million plus 75% of all net proceeds raised through equity offerings subsequent to March 31, 2022. As of September 30, 2025, management believed it complied with all of the financial and non-financial covenants contained in the Credit Facility.

Other Fixed Debt. We have $1.2 million in gross notes payable as of September 30, 2025. This debt is comprised of one instrument.

Hedging Instruments. As of September 30, 2025, we had nine interest rate swaps that are used to manage our interest rate risk. Five of our interest rate swaps related to Term Loan A with a combined notional value of $350 million that fix the SOFR component on Term Loan A through April 2026 at 1.36%. Four of our interest rate swaps related to Term Loan B with a combined notional value of $150 million that fix the SOFR component on Term Loan B through January 2028 at 2.54%.

As described in “Recent Developments – Closing of the Amended and Restated Credit Facility,” in connection with the Amended and Restated Credit Facility, the Company entered into $350 million of forward starting interest rate swaps (seven swaps in total) to fully hedge the SOFR component of the three Term Loan A tranches through their respective maturities as follows:

Term Loan A Tranches	Interest Rate Swap Term	Fixed Base Rate	Effective Interest Rate(1)
$100 million Term Loan A-1	May 2026 through October 2029	3.24%	4.75%
$100 million Term Loan A-2	May 2026 through October 2030	3.28%	4.80%
$150 million Term Loan A-3	May 2026 through April 2031	3.32%	4.84%
(1)	Rates consist of the fixed SOFR base rate plus a borrowing spread of 1.45% based on a leverage ratio of between 45% and 50% and is calculated using 365/360 method.

Total Fixed Debt. Our fixed debt totaled $501.2 million on a gross basis at September 30, 2025, with a weighted average interest rate of 3.31% based on our interest rate swaps and at current leverage. The weighted average maturity of our fixed debt was 1.1 years at September 30, 2025.

Cash Flow Information

Net cash provided by operating activities for the nine months ended September 30, 2025 was $52.0 million, compared to $49.5 million for the same period in 2024. During the 2025 period, there was an increase in depreciation expense and the changes in operating asset and liability accounts offset each other.

Net cash used in investing activities for the nine months ended September 30, 2025 was $67.2 million, compared to $26.4 million for the same period in 2024. During the 2025 period, we used more funds to acquire investment properties and received less net proceeds from the sale of investment properties, partially offset by less funds used for capital expenditures on existing real estate investments and leasing commissions.

Net cash provided by financing activities for the nine months ended September 30, 2025 was $16.1 million, compared to net cash used in financing activities of $22.0 million for the same period in 2024. During the 2025 period, we had higher net borrowings on our Credit Facility and lower payment of dividends to common and preferred stockholders as well as holders of OP Units and LTIP Units, partially offset by no proceeds received from common equity offerings and more funds used to repay notes payable.

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

AFFO is a non-GAAP measure used by many investors and analysts to measure a real estate company’s operating performance by removing the effect of items that do not reflect ongoing property operations. Management calculates AFFO by modifying the NAREIT computation of FFO by adjusting it for certain cash and non-cash items and certain recurring and non-recurring items. For the Company these items include recurring acquisition and disposition costs, loss on the extinguishment of debt, recurring straight line deferred rental revenue, recurring stock-based compensation expense, recurring amortization of above and below market leases, recurring amortization of debt issuance costs, severance and transition related expense, costs related to our reverse stock split, and other items related to unconsolidated partnerships and joint ventures.

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

A reconciliation of net income to FFO and AFFO and FAD for the three and nine months ended September 30, 2025 and 2024 is as follows. All per share, per share and unit, and weighted average share and unit amounts have been adjusted to reflect the impact of the Reverse Stock Split.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(unaudited, in thousands except per share and unit amounts)
Net (loss) income	$(5,058)	$3,391	$(736)	$3,753
Less: Preferred stock dividends	(1,455)	(1,455)	(4,366)	(4,366)
Depreciation and amortization expense	14,983	13,618	44,055	41,611
Depreciation and amortization expense from unconsolidated joint venture	73	—	195	—
(Gain) loss on sale of investment properties	(294)	(1,823)	(1,859)	1,560
Impairment of investment property	6,281	—	6,281	—
FFO attributable to common stockholders and noncontrolling interest	$14,530	$13,731	$43,570	$42,558
Amortization of above market leases, net	113	282	505	782
Straight line deferred rental revenue	(332)	(501)	(868)	(1,264)
Stock-based compensation expense	1,207	1,274	3,086	3,826
Amortization of debt issuance costs and other	554	559	1,672	1,684
Severance and transition related expense	—	—	671	—
Reverse stock split expense	170	—	170	—
Other adjustments from unconsolidated joint venture	—	—	51	—
AFFO attributable to common stockholders and noncontrolling interest	$16,242	$15,345	$48,857	$47,586

Net (loss) income attributable to common stockholders per share – basic and diluted	$(0.45)	$0.14	$(0.35)	$(0.04)
FFO attributable to common stockholders and noncontrolling interest per share and unit	$1.00	$0.96	$3.00	$3.00
AFFO attributable to common stockholders and noncontrolling interest per share and unit	$1.12	$1.08	$3.37	$3.35

Weighted Average Shares and Units Outstanding – basic and diluted	14,554	14,230	14,512	14,186

Weighted Average Shares and Units Outstanding:
Weighted Average Common Shares	13,393	13,147	13,381	13,126
Weighted Average OP Units	447	449	448	449
Weighted Average LTIP Units	714	634	683	611
Weighted Average Shares and Units Outstanding – basic and diluted	14,554	14,230	14,512	14,186

AFFO attributable to common stockholders and noncontrolling interest	$16,242	$15,345	$48,857	$47,586
Tenant improvements	(1,601)	(1,375)	(3,183)	(4,183)
Leasing commissions	(1,136)	(390)	(1,809)	(2,935)
Building capital	(1,683)	(3,447)	(4,677)	(5,789)
FAD attributable to common stockholders and noncontrolling interest	$11,822	$10,133	$39,188	$34,679

Earnings Before Interest, Taxes, Depreciation and Amortization for Real Estate (EBITDAre and Adjusted EBITDAre)

The Company calculates EBITDAre in accordance with standards established by NAREIT and defines EBITDAre as net income or loss computed in accordance with GAAP plus depreciation and amortization, interest expense, gain or loss on the sale of investment properties, property impairment losses, and adjustments for unconsolidated partnerships and joint ventures to reflect EBITDAre on the same basis, as applicable. The Company defines Adjusted EBITDAre as EBITDAre plus loss on extinguishment of debt, non-cash stock compensation expense, non-cash intangible amortization related to above and below market leases, severance and transition related expense, expenses related to our reverse stock split, transaction expense, adjustments related to our investments in unconsolidated joint ventures, and other normalizing items. Management considers EBITDAre and Adjusted EBITDAre important measures because they provide additional information to allow management, investors, and our current and potential creditors to evaluate and compare our core operating results and our ability to service debt.

A reconciliation of net income to EBITDAre and Adjusted EBITDAre for the three and nine months ended September 30, 2025 and 2024 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(unaudited and in thousands)
Net (loss) income	$(5,058)	$3,391	$(736)	$3,753
Interest expense	8,175	7,236	23,351	21,119
Depreciation and amortization expense	15,008	13,642	44,126	41,720
Unconsolidated joint venture EBITDAre adjustments (1)	112	—	311	—
(Gain) loss on sale of investment properties	(294)	(1,823)	(1,859)	1,560
Impairment of investment property	6,281	—	6,281	—
EBITDAre	$24,224	$22,446	$71,474	$68,152
Stock-based compensation expense	1,207	1,274	3,086	3,826
Amortization of above market leases, net	113	282	505	782
Severance and transition related expense	—	—	671	—
Reverse stock split expense	170	—	170	—
Interest rate swap mark-to-market at unconsolidated joint venture	—	—	55	—
Adjusted EBITDAre	$25,714	$24,002	$75,961	$72,760

(1)	Includes joint venture interest, depreciation and amortization, and gain on sale of investment properties, if applicable, included in joint venture net income or loss.

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

As of September 30, 2025, we had $211.7 million of unhedged borrowings outstanding under the Revolver (before the netting of unamortized debt issuance costs) that bears interest at a variable rate. See “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Liquidity and Capital Resources,” for a detailed discussion of our Amended and Restated Credit Facility. At September 30, 2025, SOFR on our outstanding floating-rate borrowings was 4.16%. Assuming no increase in the amount of our variable interest rate debt, if SOFR increased 100 basis points, our cash flow would decrease by approximately $2.1 million annually. Assuming no increase in the amount of our variable rate debt, if SOFR were reduced 100 basis points, our cash flow would increase by approximately $2.1 million annually.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act that are designed to ensure that information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to management, including the principal executive and financial officer as appropriate, to allow timely decisions regarding required disclosures. Our principal executive officer and principal financial officer evaluated the effectiveness of disclosure controls and procedures as of September 30, 2025 pursuant to Rule 13a-15(b) under the Exchange Act. Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this Report, the Company’s disclosure controls and procedures were effective to ensure that information required to be included in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 28, 2025, the Company issued 5,000 shares of its common stock (on a split-adjusted basis) to Janney Montgomery Scott (“Janney”) in connection with Janney’s redemption of 5,000 OP Units (on a split-adjusted basis) issued to Janney by the Operating Partnership on September 18, 2017, October 4, 2017, and December 1, 2017, in connection with Janney’s performance of certain advisory services to the Company. Pursuant to the terms of the Operating Partnership’s partnership agreement, OP Units may be redeemed by the holder after a one-year holding period for either cash or shares of common stock of the Company, such form of redemption consideration to be determined at the sole discretion of the Company. The issuance of these shares of common stock was effected in reliance upon the exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

(a)Exhibits

Exhibit No.	Description

3.1	Articles of Restatement of Global Medical REIT Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q as filed with the SEC on August 8, 2018).

3.2	Articles of Amendment of Global Medical REIT Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K as filed with the SEC on September 19, 2025).

3.3

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

GLOBAL MEDICAL REIT INC.

Date: November 5, 2025	By:	/s/ Mark O. Decker. Jr.
Mark O. Decker, Jr.
Chief Executive Officer (Principal Executive Officer)

Date: November 5, 2025	By:	/s/ Robert J. Kiernan
Robert J. Kiernan
Chief Financial Officer (Principal Financial and Accounting Officer)