Form 10-K
period 2025-12-31
Chiron Real Estate Inc.
filed 2026-03-02
CIK 1533615

F

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File Number: 001-37815

Chiron Real Estate Inc.

(Exact name of registrant as specified in its charter)

Maryland	46-4757266
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7373 Wisconsin Avenue, Suite 800 Bethesda, MD	20814
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 202-524-6851

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol(s):	Name of each exchange on which registered:
Common Stock, par value $0.001 per share	XRN	NYSE
Series A Preferred Stock, par value $0.001 per share	XRN PrA	NYSE
Series B Preferred Stock, par value $0.001 per share	XRN PrB	NYSE

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $436 million as of June 30, 2025.

As of February 20, 2026, there were 13,234,830 shares of the registrant’s common stock, par value of $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement filed in connection with the registrant’s 2026 Annual Meeting of Stockholders are incorporated by reference into Part III of the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025. The Registrant expects to file its definitive Proxy Statement with the United States Securities and Exchange Commission within 120 days after December 31, 2025.

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

Forward-looking statements involve numerous risks and uncertainties, and you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data or methods which may be incorrect or imprecise and we may not be able to realize them. We do not guarantee that the transactions and events described will happen as described (or that they will happen at all). The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

●	difficulties in identifying assets to acquire (due to increased cost of capital, competition or otherwise) and completing such acquisitions;
●	defaults on or non-renewal of leases by tenants;
●	our ability to collect rents;
●	increases in interest rates and increased operating costs;
●	macroeconomic and geopolitical factors, including, but not limited to, inflationary pressures, tariffs and international trade policies, elevated interest rates, distress in the banking sector, global supply chain disruptions and ongoing geopolitical conflicts and war;
●	changes in current healthcare and healthcare real estate trends and costs, including wage inflation;
●	an epidemic or pandemic (such as the COVID-19 epidemic), and the measures that international, federal, state and local governments, agencies, law enforcement and/or health authorities implement to address it;
●	our ability to satisfy the covenants in our existing and any future debt agreements;
●	our ability to refinance our existing debt when needed or on favorable terms;
●	decreased rental rates or increased vacancy rates, including expected rent levels on acquired properties;
●	adverse economic or real estate conditions or developments, either nationally or in the markets in which our facilities are located;
●	our failure to generate sufficient cash flows to service our outstanding obligations;
●	our ability to satisfy our short and long-term liquidity requirements;
●	our ability to deploy the debt and equity capital we raise;
●	our ability to hedge our interest rate risk;
●	our ability to raise additional equity and debt capital on attractive terms or at all;
●	our ability to make distributions on shares of our common and preferred stock or to redeem our preferred stock;

●	expectations regarding the timing and/or completion of any acquisition;
●	expectations regarding the timing and/or completion of dispositions, and the expected use of proceeds therefrom;
●	our use of joint ventures may limit our returns on and our flexibility with jointly-owned investments;
●	general volatility of the market price of our common and preferred stock;
●	changes in our business or our investment or financing strategy;
●	our dependence upon key personnel, whose continued service is not guaranteed;
●	our ability to identify, hire and retain highly qualified personnel in the future;
●	the degree and nature of our competition;
●	changes in healthcare laws, governmental regulations, tax laws and similar matters;
●	changes in expected trends in Medicare, Medicaid and commercial insurance reimbursement trends, including changes in Medicaid reimbursement rates pursuant to the One Big Beautiful Bill Act (the “OBBBA”);
●	competition for investment opportunities;
●	our failure to successfully integrate acquired healthcare facilities;
●	our expected capital and tenant improvement expenditures;
●	changes in accounting policies generally accepted in the United States of America (“GAAP”);
●	lack of, or insufficient amounts of, insurance;
●	other factors affecting the real estate industry generally;
●	changes in the tax treatment of our distributions;
●	our failure to maintain our qualification as a real estate investment trust (“REIT”) for U.S. federal income tax purposes;
●	our ability to qualify for the safe harbor from the 100% prohibited transactions tax under the REIT rules with respect to our property dispositions; and
●	limitations imposed on our business due to, and our ability to satisfy, complex rules relating to REIT qualification for U.S. federal income tax purposes.

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

PART I

ITEM 1.     BUSINESS

Organization

Chiron Real Estate Inc. (the “Company,” “us,” “we,” or “our”) is a Maryland corporation and internally managed REIT that primarily acquires healthcare facilities leased to physician groups and regional and national healthcare systems. The Company’s common stock is listed on the New York Stock Exchange. On February 23, 2026, the Company changed its name from Global Medical REIT Inc. to Chiron Real Estate Inc.

We elected to be taxed as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2016. We hold our facilities and conduct our operations through a Delaware limited partnership subsidiary, Chiron Real Estate LP (the “Operating Partnership”). Our wholly owned subsidiary, Chiron Real Estate GP LLC, is the sole general partner of our Operating Partnership and, as of December 31, 2025, we owned 92.0% of the outstanding common operating partnership units (“OP Units”) of our Operating Partnership, with an aggregate of 8.0% of the Operating Partnership owned by holders of long-term incentive plan units (“LTIP Units”) and third-party limited partners who contributed properties or services to the Operating Partnership in exchange for OP Units.

On September 19, 2025, the Company completed a one-for-five reverse stock split of its outstanding shares of common stock, with a corresponding adjustment to the outstanding partnership units of the Operating Partnership (the “Reverse Stock Split”). Unless otherwise noted, all common share and unit amounts shown herein are shown on a split-adjusted basis.

Business Overview and Strategy

Our business strategy is to invest primarily in healthcare properties that provide an attractive rate of return relative to our cost of capital and are operated by profitable physician groups, regional or national healthcare systems or combinations thereof. We believe this strategy allows us to attain our goals of providing stockholders with (i) attractive dividends and (ii) stock price appreciation. To implement this strategy, we seek to invest:

●	in off-campus medical facilities and other decentralized components of the healthcare delivery system because we believe that healthcare delivery trends in the U.S. are increasingly moving away from centralized hospital locations;
●	in small to mid-sized healthcare facilities located in secondary markets and suburbs of primary markets and that provide services needed for an aging population, such as cardiovascular treatment, rehabilitation, eye surgery, gastroenterology, oncology treatment and orthopedics. We believe these facilities and markets are typically overlooked by larger REITs and other healthcare investors but contain tenant credit profiles that are like those of larger, more expensive facilities in primary markets; and
●	active adult and other seniors residential facilities that are in attractive markets.

Most of our healthcare facilities are leased to single-tenants under triple-net leases. Our portfolio also contains some multi-tenant properties with gross lease or modified gross lease structures. In addition, as of December 31, 2025, we had an interest in an unconsolidated joint venture that owns two healthcare facilities.

Our Properties

As of December 31, 2025, we had gross investments of approximately $1.5 billion in real estate properties, consisting of 189 buildings with an aggregate of (i) approximately 5.1 million leasable square feet and (ii) approximately $118.8 million of annualized base rent. The tables below summarize information about our portfolio as of December 31, 2025. Also see “Schedule III – Consolidated Real Estate and Accumulated Depreciation,” for additional information about our properties. In addition, as of December 31, 2025, we had an investment in an unconsolidated joint venture of approximately $1.8 million. The information in the tables below does not include data based on properties held in our unconsolidated joint venture.

Summary of Investments by Type

The following table contains information about our portfolio by type of property as of December 31, 2025:

	Leasable Square	% of	Annualized Base Rent (ABR)
Type	Feet (LSF)	LSF	(in thousands)(1)		% of ABR
Medical Office Building (MOB) (2)	4,035,663	79.1%	$85,397		71.9%
Inpatient Rehab. Facility (IRF)	515,119	10.1%	19,580		16.5%
Surgical Hospital	108,674	2.1%	4,436		3.7%
Other	439,696	8.7%	9,426	(3)	7.9%
Total	5,099,152	100.0%	$118,839		100.0%
(1)	Monthly base rent for December 2025, multiplied by 12 (or base rent net of annualized expenses for properties with gross leases).
(2)	Our MOB category includes buildings with special uses such as surgery centers, imaging, labs, urgent care, dialysis, and plasma centers, among others.
(3)	Other ABR includes long-term acute care hospital ($2,680), acute-care hospital ($2,678), healthcare administrative office ($1,478), behavioral hospital ($1,414), free-standing emergency department ($1,053) and retail space ($123).

Geographic Concentration

The following table contains information regarding the geographic concentration of our portfolio as of December 31, 2025. Adverse economic or other conditions (including significant weather events) in the states that contain a high concentration of our facilities could adversely affect us. See “Risk Factors— We have significant geographic concentration in a small number of states, including Texas, Florida, Ohio, Arizona, Pennsylvania, and Illinois. Economic and other conditions that negatively affect those states and our tenants in those states could have a greater effect on our revenues than if our properties were more geographically diverse.”

	Leasable Square		Annualized Base Rent (ABR)
State	Feet (LSF)	% of LSF	(in thousands)(1)	% of ABR
Texas	709,092	13.9%	$20,147	17.0%
Florida	513,029	10.1%	12,991	10.9%
Ohio	422,768	8.3%	9,475	8.0%
Arizona	359,771	7.1%	8,785	7.4%
Pennsylvania	313,065	6.1%	7,668	6.5%
Illinois	258,789	5.1%	6,022	5.1%
Other (2)	2,522,638	49.4%	53,751	45.1%
Total	5,099,152	100.0%	$118,839	100.0%
(1)	Monthly base rent for December 2025, multiplied by 12 (or base rent net of annualized expenses for properties with gross leases).
(2)	Our remaining properties are located in 29 other states, with no state accounting for more than 5% of our ABR.

Significant Tenants

The following tenants each account for at least 5% of our annualized base rent as of December 31, 2025. Adverse changes to any of their financial conditions or our failure to renew our leases with these tenants could adversely affect us. See “Risk Factors— The inability of any of our significant tenants to pay rent to us could have a disproportionate negative affect on our revenues” and “Risk Factors—Most of our healthcare facilities are occupied by a single tenant, and we may have difficulty finding suitable replacement tenants in the event of a tenant default or non-renewal of our leases, especially for our healthcare facilities located in smaller markets.”

	Leasable Square		Annualized Base Rent (ABR)
Tenant	Feet (LSF)	% of LSF	(in thousands)(1)	% of ABR
LifePoint Health	157,151	3.1%	$8,113	6.8%
Encompass Health Corporation	268,038	5.3%	7,462	6.3%
Memorial Health System	155,600	3.1%	5,938	5.0%
Total	580,789	11.5%	$21,513	18.1%
(1)	Monthly base rent for December 2025, multiplied by 12 (or base rent net of annualized expenses for properties with gross leases).

Lease Expirations

The following table contains information regarding the lease expiration dates of the leases in our portfolio as of December 31, 2025.

				Annualized Base Rent (ABR)
Year	Number of Leases	Leased Square Feet		(in thousands)(1)	% of ABR
2026	79	402,895		$8,854	7.4%
2027	60	707,226		16,293	13.7%
2028	52	286,240		7,527	6.3%
2029	61	749,883		18,758	15.8%
2030	68	720,447		15,551	13.1%
2031	45	647,675		14,827	12.5%
2032	11	87,981		2,165	1.8%
2033	19	184,415		5,408	4.6%
2034	14	266,633		8,114	6.8%
2035	12	245,711		7,476	6.3%
Thereafter	23	597,048		13,866	11.7%
Total	444	4,896,154	(2)	$118,839	100.0%
(1)	Monthly base rent for December 2025, multiplied by 12 (or base rent net of annualized expenses for properties with gross leases).
(2)	The remaining 202,998 leasable square feet, or 4.0% of our overall leasable square feet, is vacant.

Joint Venture

As of December 31, 2025, we had a 12.5% investment in, and served as managing member of, a joint venture with Heitman, a real estate investment firm with over $48 billion of assets under management (the “Heitman Joint Venture”). As the managing member, we source new investments and manage the day-to-day activities for the Heitman Joint Venture and earn fees as compensation for such services. The Heitman Joint Venture was formed in December 2024 and, as of December 31, 2025, consisted of two assets that were initially sold to it by us for aggregate gross proceeds of $35.2 million. In connection with the acquisition of the two assets, the Heitman Joint Venture entered into a mortgage loan with a principal amount of $17.6 million.

Ground Leases

As of December 31, 2025, we had 12 buildings located on land that is subject to operating ground leases, representing approximately 13.2% of our total leasable square feet and approximately 9.6% of our December 2025 annualized base rent. The ground leases subject these properties to certain restrictions, including restrictions on our ability to re-let such facilities to tenants not affiliated with the ground lessor, rights of first offer and refusal with respect to sales of the facilities and restrictions that limit the types of medical procedures that may be performed at the facilities.

Government Programs, Laws and Regulations

Medicare and Medicaid Programs

Sources of revenue for our tenants typically include the Medicare and Medicaid programs. Healthcare providers continue to face increased government pressure to control or reduce healthcare costs and ongoing adjustments to healthcare reimbursement, including payment rate changes and payment methodology reforms by the Centers for Medicare & Medicaid Services (“CMS”), as well as targeted efforts to strengthen program integrity and value-based care models. Recent and proposed rules include modest updates to Medicare physician and hospital payment rates amid persistent cost pressures, while providers note that reimbursement increases often lag actual cost growth for care delivery, creating financial strain for many practices and facilities. In Janaury 2026, CMS announced proposed rate increases for 2027 to Medicare Advantage health plans of less than a tenth of a percent, which was less than market expectations. If finalized, this modest rate increase could result in benefit cuts or higher premiums for Medicare Advantage participants.

The need to control Medicaid expenditures may be exacerbated by recent federal changes that restrict states’ use of provider taxes to support Medicaid funding and impose new administrative eligibility requirements, including work or community engagement conditions for some adults, potentially reducing overall enrollment and increasing coverage losses in certain populations. States have historically sought to manage Medicaid spending through benefit limits and eligibility tightening; current federal policy changes may further constrain state flexibility in Medicaid financing and reimbursement.

Efforts by Medicare and Medicaid to refine and restrain reimbursement growth and implement integrity safeguards, combined with broader changes enacted in 2025 affecting Medicaid financing and Affordable Care Act marketplaces, are likely to continue, which could negatively affect our tenants’ revenues and their ability to pay rent to us.

Affordable Care Act

The Affordable Care Act is a comprehensive healthcare reform law that contains various provisions that may directly impact our tenants. The primary goal of the Affordable Care Act is to broaden insurance coverage for the uninsured population by expanding Medicaid coverage, creating health insurance exchanges and mandating that uninsured individuals purchase health insurance. The Affordable Care Act also contains provisions aimed at lowering the cost of healthcare, including lowering increases in Medicare payment rates and promoting alternate reimbursement methods for providers that focus on patient outcomes rather than volume. In addition to expanding coverage and controlling costs, the Affordable Care Act also contains provisions intended to combat healthcare fraud, including Medicare fraud and abuse. Recent CMS final rules continue to refine Affordable Care Act marketplace standards to improve enrollment integrity and consumer protections. Beginning on January 1, 2026, premium tax credits that were intended to assist certain participants in purchasing health insurance expired, which could result in significant premium increases for these participants. A significant increase in premiums could result in many participants dropping their health insurance, which could negatively affect our tenants.

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

Climate Change Risk

We take climate change and the risks associated with climate change seriously, including both physical and transitional risks. We utilize software to help us identify and measure the potential climate risk exposure for our properties. The software analysis summarizes the climate change-related risks, groups them by onset potential and identifies opportunities for risk mitigation. We monitor our portfolio for climate risk factors. The energy consumption data that we collect is used to calculate our facilities’ carbon emission levels. Capturing and tracking this information may help inform future mitigation and remediation efforts when possible. To that end, we continue to explore ways to mitigate climate risk, should it be present as well as ways to contribute to the reduction of climate impact through proactive asset management that looks for ways to incorporate renewable energy resources and energy utilization reduction.

We stand with our communities, tenants, and stockholders in supporting meaningful solutions that address this global challenge and contribute to the sustainability of our business objectives.

Human Capital Resources

Our success is dependent on the success of our employees. As of December 31, 2025, the Company had 30 employees.

As of December 31, 2025, 63% of our workforce were men and 37% of our workforce were women. We believe we offer a competitive pay and benefits package, with nearly all of our employees participating in our equity incentive plans. We also foster the development of our employees’ expertise and skillsets, and encourage our employees to build new skill sets, such as in the sustainability space. We have established policies to provide a safe, harassment-free work environment and have fostered a corporate culture based on fair and equal treatment. As a result, we believe our employees are committed to building strong, innovative and long-term relationships with each other and with our tenants. Our employees at our corporate office are permitted to work remotely.

Available Information

We maintain a website at www.chironre.com. The information on our website is not incorporated by reference in this Annual Report on Form 10-K, and our web address is included as an inactive textual reference only.

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

ITEM 1A.  RISK FACTORS

The following summarizes the material risks of purchasing or owning our securities. Our business, financial condition and/or results of operations and our ability to make distributions to our stockholders may be materially adversely affected by the nature and impact of these risks. In such case, the market value of our securities could be detrimentally affected, and investors may lose part or all of the value of their investment. You should carefully consider the risks and uncertainties described below in this Item 1A, “Risk Factors” included in this Annual Report on Form 10-K. These risks include, but are not limited to, the following:

●	We are dependent on our tenants for our revenues. Our tenants face a wide range of business risks, including economic, competitive, government reimbursement and regulatory risks, any of which could cause our tenants to be unable to pay rent to us.

●	We finance a portion of our portfolio with unhedged floating-rate debt from our Credit Facility. Since 2022, market interest rates have generally increased, which materially increased the interest rate on our floating rate debt. In addition to interest rate risk, we are subject to additional risks associated with our Credit Facility generally, including covenant restrictions.
●	Our assets are concentrated in healthcare-related facilities, making us more economically vulnerable to specific industry-related risks than if our assets were diversified across different industries.

●	The inability of any of our significant tenants to pay rent to us could have a disproportionate negative affect on our business.

●	Most of our healthcare facilities are occupied by a single tenant, and we may have difficulty finding suitable replacement tenants in the event of a tenant default or non-renewal of our leases, especially for our healthcare facilities located in smaller markets.

●	We have significant geographic concentration in a small number of states, including Texas, Florida, Ohio, Arizona, Pennsylvania, and Illinois. Economic and other conditions that negatively affect those states and our tenants in those states could have a greater effect on our revenues than if our properties were more geographically diverse.

●	We rely on external sources of capital to fund future capital needs, and, if we encounter difficulty in obtaining such capital, we may not be able to make future acquisitions necessary to grow our business or meet maturing obligations.

●	Subject to certain requirements under Maryland law and REIT requirements, the Board has sole discretion to determine if we will pay distributions and the amount and frequency of such distributions, and past distribution amounts may not be indicative of future distribution amounts.

●	Failure to remain qualified as a REIT would cause us to be taxed as a regular corporation, which would substantially reduce funds available for distributions to our stockholders.

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

The inability of any of our significant tenants to pay rent to us could have a disproportionate negative effect on our business.

As of December 31, 2025, the annualized base rent from our top three tenants represented approximately 18.1% of our portfolio-wide annualized base rent, including our LifePoint Health facilities, which comprised approximately 6.8% of our annualized base rent; our Encompass facilities, which comprised approximately 6.3% of our annualized base rent; and our Memorial Health facilities, which comprised approximately 5.0% of our annualized base rent.

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

Our revenues are generated by our leases, which are typically medium-to-long-term leases with fixed rental rates, subject to annual rent escalators. The unhedged portion of our debt under our Third Amended and Restated Credit Facility (the “Credit Facility”) is subject to the secured overnight financing rate (“SOFR”), which increased substantially beginning in early 2022 and remained elevated through the first half of 2025, before beginning to decline during the second half of 2025. The generally fixed nature of revenues and the variable rate of our debt obligations create interest rate risk for us. Increases in interest rates have not been matched by increases in our rental income, which has increased our expenses and has materially, adversely affected our business, financial condition, results of operations and the trading price of our common and preferred stock. Further increases in interest rates may exacerbate the aforementioned effects and have a material, adverse effect on our ability to make distributions to our stockholders.

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

On May 6, 2024, our former tenant, Steward Health Care (“Steward”), filed for Chapter 11 bankruptcy reorganization. As of December 31, 2025, the Steward bankruptcy was still ongoing and Steward owed us $1.7 million in pre-petition rent and other amounts, of which we have a general, unsecured claim.

On January 11, 2025, our tenant, Prospect Medical Group (“Prospect”), filed for Chapter 11 bankruptcy reorganization. As of December 31, 2025, the Prospect bankruptcy was still ongoing and Prospect owed us $0.2 million in pre-and post-petition rents and other amounts. As of February 20, 2026, Prospect had filed a notice of lease rejection with respect to its remaining leases with us. If Prospect’s notice of lease rejection is approved by the court, we would have a general unsecured claim with respect to amounts owed under any rejected lease.

In January 2026, one of our tenants, White Rock Medical Center, LLC (“White Rock”) filed for Chapter 11 bankruptcy protection. See “Part II, Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments—Chapter 11 Reorganization Filing of White Rock Medical Center, LLC,” for a description of the White Rock bankruptcy.

We may only receive a fraction, or may not receive any, of amounts owed to us by Stewart, Prospect and White Rock if there are not enough assets in each bankruptcy estate to satisfy these claims.

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

As of December 31, 2025, leases representing 7.4%, 13.7% and 6.3% of our portfolio annualized base rent expire in 2026, 2027 and 2028, respectively. Most of our healthcare facilities are occupied by a single tenant. Following expiration of a lease term or if we exercise our right to replace a tenant in default, rental payments on the related healthcare facilities could decline or cease altogether while we reposition such healthcare facility with a suitable replacement tenant. We also might not be successful in identifying suitable replacement tenants or entering into triple-net leases with new tenants on a timely basis, on favorable terms, or at all. Additionally, we may be required to fund certain expenses and obligations (e.g., real estate taxes, debt costs and maintenance expenses) to preserve the value of, and avoid the imposition of liens on, our healthcare facilities while they are being repositioned. Our ability to reposition our healthcare facilities with a suitable tenant could be significantly delayed or limited by state licensing, receivership, CON or other laws, as well as by the Medicare and Medicaid change-of-ownership rules. We could also incur substantial additional expenses in connection with any licensing, receivership or change-of-ownership proceedings. In addition, our ability to locate suitable replacement tenants could be impaired by the specialized healthcare uses or contractual restrictions on use of the healthcare facilities, and we may be required to spend substantial amounts to adapt the healthcare facilities to other uses. Any such delays, limitations and expenses could adversely impact our ability to collect rent, obtain possession of leased healthcare facilities or otherwise exercise remedies for tenant default, which, in turn, could have a material adverse effect on our business, financial condition and results of operations, our ability to make distributions to our stockholders and the trading price of our common and preferred stock.

All these risks may be greater in smaller markets, where there may be fewer potential replacement tenants, making it more difficult to replace tenants, especially for specialized space.

We have significant geographic concentration in a small number of states, including Texas, Florida, Ohio, Arizona, Pennsylvania, and Illinois. Economic and other conditions that negatively affect those states and our tenants in those states could have a greater effect on our revenues than if our properties were more geographically diverse.

As of December 31, 2025, approximately 17.0%, 10.9%, 8.0%, 7.4%, 6.5%, and 5.1% of our total annualized base rent was derived from properties located in Texas, Florida, Ohio, Arizona, Pennsylvania, and Illinois, respectively. As a result of this geographic concentration, we are particularly exposed to downturns in these states’ economies or other changes in local real estate market conditions. Any material changes in the current payment programs or regulatory, economic, environmental or competitive conditions in these states could have an amplified effect on our business, financial condition and results of operations, our ability to make distributions to our stockholders and the trading price of our common and preferred stock than if our properties were more geographically diverse.

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

As of February 20, 2026, we have two joint ventures, and we may enter into other joint ventures in the future. Our participation in joint ventures is subject to risks that may not be present with other methods of ownership, including:

●	our joint venture partners could have investment and financing goals that are inconsistent with our objectives, including the timing, terms, and strategies for any investments, and what levels of debt to incur or carry;

●	we, as managing member of our Heitman Joint Venture, may have liability for any mortgage indebtedness held by the joint venture if we violate certain “bad actor” representations and warranties in the related credit agreement;

●	because we lack sole decision-making authority, we could experience impasses or disputes relating to certain decisions, including those related to budget approvals, entitlements, construction and development, sales of assets, debt financing, execution of lease agreements, and vendor approvals, which could result in delayed decisions and missed opportunities and could require us to expend additional resources on litigation or arbitration to resolve;

●	our joint venture partners may have competing interests that create conflicts of interest in our markets;

●	our ability to transfer our interest in a joint venture to a third party may be restricted;

●	the market for our interest may be limited and/or valued lower than fair market value;

●	our joint venture partners may be structured differently than us for tax purposes, and this could create conflicts of interest and risks to our REIT status or could restrict the ways in which we are able to exit investments;

●	our joint venture partners might become insolvent, fail to fund their share of required capital contributions or fail to fulfill their obligations as a joint venture partner, which may require us to infuse our own capital into the venture on behalf of the partner despite other competing uses for such capital;

●	our joint venture agreements may give our partners management rights that allow them to make operational or other decisions with which we disagree or that we would manage differently; and

●	our joint venture agreements may impose limitations or caps on the property management fees that we otherwise would have been entitled to receive if the underlying property were wholly owned.

In addition, in some instances, our joint venture partners will have the right to cause us to sell our interest, or acquire their interest, at a time when we otherwise would not have initiated such a transaction. Our ability to acquire our partner’s interest will be limited if we lack sufficient capital resources. This could require us to sell our interest in the joint venture when we might otherwise prefer to retain it. Any of the foregoing risks could materially adversely affect our business, financial condition, results of operations, our ability to pay distributions to our stockholders and the trading price of our common and preferred stock.

Our property development joint venture (See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments― Inaugural Active Adult Investment,”) and future development joint ventures, property redevelopment and tenant improvement risks can render a project less profitable or unprofitable and delay or prevent its undertaking or completion.

Our property development joint venture, and future development joint ventures, redevelopment and tenant improvement projects could be canceled, abandoned, delayed or, if the development project is completed, fail to perform in accordance with expectations due to, among other things:

●	the inability to obtain financing on favorable terms or at all, or the lack of liquidity we deem necessary or appropriate for the project;
●	legal and regulatory hurdles, including moratoriums on development and redevelopment activities, climate regulatory requirements or expectations (such as net zero or carbon neutrality), or other building and energy performance requirements;
●	the failure to obtain, or costs associated with obtaining, necessary zoning, entitlements, and permits;
●	cost increases; and
●	other factors over which we have limited or no control, including: (i) changes in market and economic conditions; (ii) decline in demand, including after construction has commenced; (iii) natural disasters and other catastrophic events or physical climate risks, such as floods, wildfires, earthquakes, and wind storms; (iv) pandemics or other health crises; (v) labor conditions, including a labor shortage or work stoppage; (vi) shortages of construction materials; (vii) environmental conditions; or (viii) civil unrest and acts of war or terrorism.

Project costs may materially exceed original estimates due to, among other things:

●	higher interest rates;
●	increased costs for materials, transportation, environmental remediation, labor, or other inputs, including those caused by a shortage of construction materials or labor;
●	negligent construction or construction defects;
●	damage, vandalism, or accidents; and
●	increased operating costs, including insurance premiums, utilities, real estate taxes, and costs of complying with changes in government regulations or increases in tariffs.

Delays in project completion also delay the commencement of related rental payments, including increases in rental payments following tenant improvement projects, and may provide tenants the right to terminate leases or cause us to incur additional costs, including through rent abatement.

Demand for a project may decrease prior to a project’s completion, and resulting lease-up rates, rental rates, lease commencement dates, and occupancy levels may fail to meet expectations. Tenants that have pre-leased at a project may file for bankruptcy or become insolvent, or elect to terminate their lease prior to delivery if they are acquired or for other reasons. Finally, a project may have defects that we do not discover through the inspection processes, including latent defects not discovered until after we put a property in service.

The foregoing risks could result in not achieving anticipated returns on investment and could materially adversely affect our business, financial condition, results of operations, our ability to pay distributions to our stockholders and the trading price of our common and preferred stock.

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

As of December 31, 2025, we had 12 buildings located on land that is subject to operating ground leases, representing approximately 9.6% of our December 2025 annualized base rent. These ground leases contain certain restrictions. These restrictions include limits on our ability to re-let the facilities, rights of purchase and rights of first offer and refusal with respect to sales of the healthcare facility and limits on the types of medical procedures that may be performed at the facilities. These restrictions could affect our returns on these facilities which, in turn, could materially adversely affect our business, financial condition and results of operations, our ability to make distributions to our stockholders and the trading price of our common and preferred stock.

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

As of December 31, 2025, the balance of the revolver component of our Credit Facility (the “Revolver”) was $163.2 million, which represented approximately 24.6% of our total outstanding indebtedness at December 31, 2025. Since 2022, market interest rates have increased in response to increased rates of inflation during that time period. As a result, the one-month term SOFR, which serves as the base rate for the Revolver, increased from just over 0% at the start of 2022 to 3.69% in December 2025. The increase in interest rates has caused our borrowing costs to materially increase, which has, among other things, increased our cost of capital (which has affected our ability to acquire assets) and decreased our earnings, liquidity, cash available to make distributions to our stockholders and the trading price of our common and preferred stock.

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

We use derivative instruments to hedge exposure to changes in interest rates on certain of our variable rate loans. As of December 31, 2025, we had 16 interest rate swap agreements (including forward-starting interest rate swaps) with a total notional amount of $500 million that fixed the SOFR component of the interest rate on each of the term loan components under our Credit Facility. There is no assurance that our hedging instruments will adequately mitigate our interest rate risk or that our hedging strategy will not result in losses. Additionally, a hedging counterparty may fail to honor its obligations to us. If our interest rate hedges are unsuccessful in mitigating our interest rate risk, or if a hedging counterparty fails to honor its obligations to us, our borrowing costs would increase, which could, among other things, increase our cost of capital and decrease our earnings, liquidity, cash available to make distributions to our stockholders and the trading price of our common and preferred stock.

We finance our healthcare facilities with term indebtedness, and we may place term indebtedness on our healthcare facilities in the future. We may not be able to refinance such debt when due or may be unable to refinance such debt on favorable terms.

As of December 31, 2025, we had $653.9 million of indebtedness outstanding (net of unamortized debt issuance costs). We may also place indebtedness on our healthcare facilities in the future. We run the risk of being unable to refinance such debt when the loans come due or of being unable to refinance on favorable terms. If interest rates are higher when we refinance debt, our income could be reduced. We may be unable to refinance debt at appropriate times, which may require us to sell healthcare facilities on terms that are not advantageous to us or could result in the foreclosure of such healthcare facilities. Any of these events could have a material adverse effect on our business, financial condition, results of operations, our ability to make distributions to our stockholders and the trading price of our common and preferred stock.

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

Sources of revenue for our tenants typically include the U.S. federal Medicare program, state Medicaid programs and private insurance payors. Healthcare providers continue to face increased government and private payor pressure to control or reduce healthcare costs and significant reductions in healthcare reimbursement, including reduced reimbursements and changes to payment methodologies under the Affordable Care Act. Beginning on January 1, 2026, premium tax credits that were intended to assist certain participants in purchasing health insurance expired, which could result in significant premium increases for these participants. In Janaury 2026, CMS announced proposed rate increases for 2027 to Medicare Advantage health plans of less than a tenth of a percent, which was less than market expectations. If finalized, this modest rate increase could result in benefit cuts or higher premiums for Medicare Advantage participants. In some cases, private insurers rely on all or portions of the Medicare payment systems to determine payment rates, which may result in decreased reimbursement from private insurers. Any reductions in payments or reimbursements from third-party payors could adversely affect the reimbursement rates received by our tenants, the financial success of our tenants and strategic partners and, therefore, our business, financial condition and results of operations, our ability to make distributions to our stockholders and the trading price of our common and preferred stock.

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

We evaluate our real estate investments and other assets for impairment indicators. The judgment regarding the existence of impairment indicators is based upon factors such as market conditions, lease re-negotiations, tenant performance and legal structure. For example, the termination of a lease by a major tenant or an agreement to sell a property at a price below its book value may lead to an impairment charge. If we determine that an impairment has occurred, we would be required to make an adjustment to the net carrying value of the asset which could have a material adverse effect on our business, financial condition, results of operations and the trading price of our common and preferred stock. During the year ended December 31, 2025, we incurred impairment charges of $13.0 million related to two of our healthcare facilities.

Risks Related to Our Structure

We have no direct operations and rely on funds received from our Operating Partnership and its subsidiaries to meet our obligations.

We conduct substantially all of our operations through our Operating Partnership. As of December 31, 2025, we owned 92.0% of the outstanding OP Units. Apart from this ownership interest in our Operating Partnership, we do not have any independent operations. As a result, we rely on distributions from our Operating Partnership to pay any dividends that we might declare on our common and preferred stock. We also rely on distributions from our Operating Partnership to meet our obligations. Stockholders’ claims will consequently be structurally subordinated to all existing and future liabilities and obligations (whether or not for borrowed money) of our Operating Partnership and its subsidiaries. Therefore, in the event of our bankruptcy, liquidation or reorganization, claims of our stockholders will be satisfied only after all of our and our Operating Partnership’s and its subsidiaries’ liabilities and obligations have been paid in full. If we do not receive enough funds from our Operating Partnership, our ability to make distributions to our stockholders and the trading price of our common and preferred stock may be materially, adversely affected.

Subject to certain requirements under Maryland law and REIT requirements, the Board has sole discretion to determine if we will pay distributions and the amount and frequency of such distributions, and past distribution amounts may not be indicative of future distribution amounts.

Any future distributions will be at the sole discretion of the Board and will depend upon a number of factors, including our actual and projected results of operations, the cash flow generated by our operations, funds from operations, Core FFO (formerly adjusted FFO), funds available for distribution, liquidity, our operating expenses, our debt service requirements, capital expenditure requirements for the properties in our portfolio, prohibitions and other limitations under our financing arrangements, our REIT taxable income, the annual REIT distribution requirements, restrictions on making distributions under Maryland law and such other factors as the Board deems relevant. We cannot assure you that our distribution policy will not change in the future or that the Board will continue to declare dividends at the same rate as in 2025.

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

Holders of shares of our common stock will generally not have any voting rights with respect to activities of our Operating Partnership, including issuances of additional OP Units in amounts that do not exceed 20% of our outstanding shares of common stock. As of December 31, 2025, we owned 92.0% of the outstanding OP Units. Our Operating Partnership may, in connection with our acquisition of healthcare facilities or otherwise, issue additional OP Units to third parties. Such issuances would reduce our ownership percentage in our Operating Partnership and could affect the amount of distributions made to us by our Operating Partnership and, therefore, the amount of distributions we can make to our stockholders.

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

Our success depends to a significant degree upon our executive officers and other key personnel. We rely on the services of Mark Decker, our Chief Executive Officer and President of the Company; Robert Kiernan, our Chief Financial Officer; Alfonzo Leon, our Chief Investment Officer; Danica Holley, our Chief Operating Officer; and Jamie Barber, our Secretary and General Counsel, to manage our operations. Additionally, we rely on several other key personnel to manage our day-to-day operations, including accounting and finance staff, acquisition and due diligence personnel, asset managers and facilities personnel. We cannot guarantee that all, or any one of these key personnel, will remain affiliated with us, especially given the current tightness of the U.S. labor market, nor do we maintain key person life insurance on any person. Our failure to retain key employees and retain highly skilled managerial and operational personnel, could have a material adverse effect on our business, financial condition, results of operations, our ability to make distributions to our stockholders and the trading price of our common and preferred stock.

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

We must ensure that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified real estate assets. The remainder of our investment in securities (other than government securities, securities of TRSs and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities, securities of TRSs and qualified real estate assets) can consist of the securities of any one issuer, no more than 25% of the value of our total assets can be represented by the securities of one or more TRSs, and no more than 25% of our assets can be represented by debt of “publicly offered REITs” (i.e., REITs that are required to file annual and periodic reports with the SEC under the Exchange Act) that is not secured by real property or interests in real property. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate otherwise attractive investments. These actions could materially adversely affect our business, financial condition, results of operations, our ability to make distributions to our stockholders and the trading price of our common and preferred stock.

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

Overall, no more than 25% of the value of a REIT’s assets may consist of stock or securities of one or more TRSs. Several provisions of the Code regarding the arrangements between a REIT and its TRSs ensure that a TRS will be subject to an appropriate level of U.S. federal income taxation. For example, the Code imposes a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s-length basis. In addition, any income earned by a TRS that is attributable to services provided to its parent REIT, or on the REIT’s behalf to any of its tenants, that is less than the amounts that would have been charged based upon arm’s-length negotiations, will also be subject to a 100% excise tax. We will monitor the value of our investment in our TRS and any other TRS we may form for the purpose of ensuring compliance with TRS ownership limitations and will structure our transactions with any such TRS on terms that we believe are arm’s length to avoid incurring the 100% excise taxes described above. There can be no assurance, however, that we will be able to comply with the 25% limitation or to avoid application of the 100% excise taxes. If we are subject to either 100% excise tax, our business, financial condition, results of operations, our ability to make distributions to our stockholders and the trading price of our common and preferred stock could be materially adversely affected.

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

If a TRS lessee failed to qualify as a TRS or the facility operators engaged by a TRS lessee did not qualify as “eligible independent contractors,” we could fail to qualify as a REIT and would be subject to higher taxes and have less cash available for distribution to our stockholders.

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

Additionally, if the facility operators engaged by a TRS lessee do not qualify as “eligible independent contractors,” we could fail to qualify as a REIT. Each of the facility operators that would enter into a management contract with any TRS lessee must qualify as an “eligible independent contractor” under the REIT rules in order for the rent paid to us by such a TRS lessee to be qualifying income for purposes of the REIT gross income tests. Among other requirements, to qualify as an “eligible independent contractor,” a facility operator must not own, directly or indirectly, more than 35% of our outstanding shares and no person or group of persons can own more than 35% of our outstanding shares and the ownership interests of the facility operator, taking into account certain ownership attribution rules. The ownership attribution rules that apply for purposes of these 35% thresholds are complex. Although we would monitor ownership of our shares of common stock by any facility operators and their owners, there can be no assurance that these ownership levels will not be exceeded.

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

The integration of AI tools in the healthcare industry may present significant opportunities and risks, including for our tenants. The adoption of AI tools also introduces a complex risk landscape for our tenants, similar to those risks described above. In addition, the adoption of AI tools by our tenants may also lead to a reconfiguration in space requirements by our tenants or decreased in demand for space over time. If we are not able to offset any material reduction in demand through leasing or re-leasing efforts, repurposing space, property dispositions, or other means, there could be a material adverse effect on our business, results of operations, and financial condition.

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

ITEM 3.    LEGAL PROCEEDINGS

From time to time, we are party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of our business. We are not currently a party, as plaintiff or defendant, to any legal proceedings which, individually or in the aggregate, we expect to have a material effect on our business, financial condition, or results of operations if determined adversely to us.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the New York Stock Exchange under the ticker symbol “XRN.”

During the fiscal year ended December 31, 2024, the Company declared and paid four quarterly cash dividends on its common stock of $1.05 per share, for total dividends of $4.20 per share for the year (on a split-adjusted basis). During the fiscal year ended December 31, 2025, the Company declared and paid quarterly cash dividends of $1.05 per share for the quarter ended March 31, 2025 and $0.75 per share for each of the quarters ended June 30, 2025, September 30, 2025, and December 31, 2025, for total dividends of $3.30 per share for the year (on a split-adjusted basis). The declaration and payment of quarterly dividends remains subject to the review and approval of the Board, see “Risk Factors — Subject to certain requirements under Maryland law and REIT requirements, the Board has sole discretion to determine if we will pay distributions and the amount and frequency of such distributions, and past distribution amounts may not be indicative of future distribution amounts.”

Performance Graph

This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under Section 18, and shall not be deemed to be incorporated by reference into any filing of Chiron Real Estate Inc. under the Securities Act or the Exchange Act.

The graph below compares the cumulative total return of our common stock, the S&P 500 Index, and the MSCI U.S. REIT Index from December 31, 2020 through December 31, 2025. The comparison assumes $100 was invested on December 31, 2020 in our common stock and in each of the foregoing indices and assumes reinvestment of dividends, as applicable. The MSCI U.S. REIT Index consists of equity REITs that are included in the MSCI US Investable Market 2500 Index, except for specialty equity REITS that do not generate a majority of their revenue and income from real estate rental and leasing operations. We have included the MSCI U.S. REIT Index because we believe that it is representative of the industry in which we compete and is relevant to an assessment of our performance.

	Period Ending
Index	12/31/20	12/31/21	12/31/22	12/31/23	12/31/24	12/31/25
Chiron Real Estate Inc.	$100.00	$143.51	$82.71	$105.93	$81.04	$77.73
S&P 500 Index	$100.00	$128.71	$105.40	$133.10	$166.40	$196.16
MSCI U.S. REIT Index	$100.00	$138.77	$100.84	$109.87	$114.92	$113.59

As of February 20, 2026, there were 31 record holders, and 13,234,830 shares of common stock issued and outstanding. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares of record are held by banks, brokers, and other financial institutions. As of December 31, 2025 and 2024, there were 13,234,830 and 13,374,245 outstanding shares of common stock, respectively. Outstanding share amounts as of December 31, 2024 are shown on a split-adjusted basis.

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

The following table sets forth information with respect to repurchases made during the three months ended December 31, 2025.

Period Covered	Total Number or Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs (1)
October 1-31, 2025	-	$—	-	$50,000,000
November 1-30, 2025	600	$29.97	600	$49,982,019
December 1-31, 2025	175,034	$34.29	175,034	$44,000,004
	175,634		175,634
(1)	On August 12, 2025, our Board of Directors approved the 2025 Share Repurchase Program under which we may acquire shares of our common stock in the open market, including through block purchases, through privately negotiated transactions or pursuant to any Rule 10b5-1 trading plan, in accordance with applicable securities laws, up to an aggregate purchase price of $50 million. Purchases of common stock under the 2025 Share Repurchase Program may be exercised at our discretion with the timing and number of shares repurchased depending on a variety of factors, including prevailing stock prices, general economic and market conditions and other considerations. The 2025 Share Repurchase Program does not have an expiration date but may be suspended or discontinued at any time. As of December 31, 2025, 175,634 shares have been repurchased under the 2025 Share Repurchase Program. Therefore, at December 31, 2025, $44 million of the Company’s common stock remained available for repurchase under the 2025 Share Repurchase Program.

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

Note: On September 19, 2025, the Company completed a one-for-five reverse stock split of its outstanding shares of common stock, with a corresponding adjustment to the outstanding partnership units of the Operating Partnership (the “Reverse Stock Split”). Unless otherwise noted, all common share and unit amounts shown below are shown on a split-adjusted basis.

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

Overview

Chiron Real Estate Inc. (the “Company,” “us,” “we,” or “our”) is a Maryland corporation and internally managed REIT that primarily acquires healthcare facilities leased to physician groups and regional and national healthcare systems. We hold our facilities and conduct our operations through a Delaware limited partnership subsidiary, Chiron Real Estate LP (the “Operating Partnership”). Our wholly owned subsidiary, Chiron Real Estate GP LLC, is the sole general partner of our Operating Partnership. As of December 31, 2025, we owned 92.0% of the outstanding common operating partnership units (“OP Units”), with the remaining 8.0% owned by holders of long-term incentive plan units (“LTIP Units”) and third-party limited partners who contributed properties or services in exchange for OP Units. On February 23, 2026, the Company changed its name from Global Medical REIT Inc. to Chiron Real Estate Inc.

Our revenues are derived from the rental and operating expense reimbursement payments we receive from our tenants, and most of our leases are medium to long-term triple net leases with contractual rent escalation provisions. Our primary expenses are depreciation, interest, and general and administrative expenses. We finance our acquisitions with a mixture of debt and equity primarily from our cash from operations, borrowings under our Third Amended and Restated Credit Facility (the “Credit Facility”), and stock issuances.

Our Properties

As of December 31, 2025, we had gross investments of approximately $1.5 billion in real estate, consisting of 189 buildings with an aggregate of approximately 5.1 million leasable square feet and approximately $118.8 million of annualized base rent. This data does not include amounts for properties held in our unconsolidated joint venture.

2025 Investment Activity

During 2025, the Company completed the acquisition of a five-property portfolio of medical real estate. In aggregate the portfolio had a purchase price of $69.6 million with 486,598 leasable square feet and annualized base rent of $6.3 million.

During 2025, the Company completed seven dispositions that generated aggregate net proceeds of $23.0 million, resulting in an aggregate net gain of $1.5 million. In addition, we recognized impairment losses on the sold assets of $13.0 million.

Preferred Stock Offering

On November 20, 2025, the Company sold 2,050,000 shares of its Series B Cumulative Redeemable Preferred Stock, $0.001 par value per share, with a liquidation preference of $25 per share, inclusive of 50,000 shares issued in connection with the underwriters’ exercise of their over-allotment option. The Company may, at its option, redeem the Series B Preferred Stock for cash in whole or in part, from time to time, at any time on or after November 20, 2030, at a cash redemption price of $25 per share, plus accrued and unpaid dividends. The Series B Preferred Stock generally has no voting rights, except for limited voting rights if the Company fails to pay dividends for six quarterly periods and on certain fundamental matters that may affect the preference or special rights of the Series B Preferred Stock. The issuance resulted in aggregate gross proceeds of $51.3 million. After deducting underwriting discounts and advisory fees of $1.6 million, and expenses paid by the Company that were directly attributable to the offering of $0.5 million (which are both treated as a reduction of the “Preferred Stock” balance on the accompanying Consolidated Balance Sheets), the Company’s Series B Preferred Stock balance as of December 31, 2025 was $49.1 million. The net proceeds received from the transaction were primarily used to repay borrowings on the revolver component of the Credit Facility.

Recent Developments

Inaugural Active Adult Investment

On January 6, 2026, the Company entered into a joint venture with a developer to facilitate the development of a 132-unit, active adult residential community in a suburb of Minneapolis, Minnesota (the “Active Adult Joint Venture”). We invested $7.1 million for a 49% equity interest in the Active Adult Joint Venture, with the developer retaining a 51% interest. The Active Adult Joint Venture entered into a construction loan with a principal balance of $31.0 million. The developer is serving as the managing member of the Active Adult Joint Venture.

Chapter 11 Reorganization Filing of White Rock Medical Center, LLC

On January 20, 2026, White Rock Medical Center LLC, filed for Chapter 11 bankruptcy protection under the United States Bankruptcy Code. At the time of its bankruptcy filing, White Rock operated two hospitals in Texas, including the White Rock Medical Center in Dallas, Texas, an acute-care hospital owned by the Company where White Rock is the sole tenant and has been operating the hospital since October 2023. There are 12 years remaining on this lease. According to the filed bankruptcy documents, the primary reason for the bankruptcy is a dispute with the former operator of the facility related to amounts due to the former operator. Accordingly White Rock plans to (i) restructure indebtedness related to its purchase of the hospital operations at the White Rock Medical Center and a related transition services agreement and (ii) sell its hospital operations to a third party, with the goal of stabilizing its operations and maximizing value to its stakeholders. As a means of assisting White Rock in its stabilization efforts, the Company has funded annual property tax obligations due under the lease and accepted reduced monthly payments. As of February 20, 2026, the Company has a receivable balance, net of security deposits, of approximately $1.4 million (exclusive of late fees and interest thereon). Although we expect White Rock to affirm our lease as part of its reorganization plan, as of February 20, 2026, no reorganization plan has been filed with the courts and there can be no assurance that White Rock will affirm its lease with us or that we will receive any amounts owed to us.

Trends Which May Influence Our Results of Operations

We believe the following trends may positively impact our results of operations:

●	An aging population. The general aging of the population, driven by the large baby boomer generation (born 1946-1964) and increases in life expectancy due to advances in medical technology and services, continues to be a key driver of growth in healthcare expenditures. According to the most recent U.S. Census Bureau estimates, the population age 65 and older grew by over a third during the past decade, and roughly 3.1% from 2023 to 2024. We believe this segment of the U.S. population will utilize many of the services provided at our healthcare facilities such as orthopedics, cardiac, gastroenterology and rehabilitation.

●	A continuing shift towards outpatient care. According to the American Hospital Association, patients are demanding more outpatient operations. We believe this shift in patient preference from inpatient to outpatient facilities will benefit our tenants as most of our properties consist of outpatient facilities.

●	Physician practice group and hospital consolidation. We believe the trend towards physician group consolidation will serve to strengthen the credit quality of our tenants if our tenants merge or are consolidated with larger health systems.

We believe the following trends may negatively impact our results of operations:

●	Longer-term interest rates remain at elevated levels. During 2025, the U.S. Federal Reserve (the “Fed”) continued lowering the Federal Funds Rate with the most recent cut in December 2025 bringing the target range to 3.50% to 3.75%. The 10-Year U.S. Treasury yield and Secured Overnight Financing Rate (“SOFR”) have also trended lower during 2025, with the 10-year U.S. Treasury yield and one-month term SOFR at 4.18% and 3.69% as of December 31, 2025, respectively. Although interest rates have trended lower during 2025, interest rates are significantly higher than in 2021, when we entered into interest rate swaps with respect to the $350 million Term Loan A component of our Credit Facility. These interest rate swaps fixed the SOFR component of our interest rate on our Term Loan A at 1.36%; however, these swaps are set to expire in April 2026 (the original maturity date of Term Loan A). In October 2025, we entered into $350 million of new forward-starting interest rate swaps that will be effective in May 2026 to fully hedge the SOFR components of the new three Term Loan A tranches in the Credit Facility through their respective maturities at rates ranging from 3.24% to 3.32%. The current elevated interest rate environment has already resulted in material increases in our interest expense with respect to our floating-rate indebtedness and, beginning on the effective date of our new interest rate swaps, will materially increase our interest expense with respect to our fixed-rate indebtedness.

●	Increased Cost of Healthcare Delivery. Healthcare delivery costs continue to increase and there are many reasons for this increase, including increases in labor costs, medical supplies and technology investments. Increases in the cost of healthcare delivery can put stress on our tenants’ business, which, if not offset by revenue increases, could negatively affect our tenants’ ability to pay rent to us.

●	Changes in third party reimbursement methods and policies. The price of healthcare services has been increasing, and, as a result, we believe that third-party payors, such as Medicare and commercial insurance companies, will continue to scrutinize and reduce the types of healthcare services eligible for, and the amounts of, reimbursement under their health insurance plans or increase the portion of premiums for which covered individuals are responsible. In Janaury 2026, CMS announced proposed rate increases for 2027 to Medicare Advantage health plans of less than a tenth of a percent, which was less than market expectations. If finalized, this modest rate increase could result in benefit cuts or higher premiums for Medicare Advantage participants. Additionally, beginning on January 1, 2026, premium tax credits that were intended to assist certain participants on the healthcare insurance exchanges in purchasing health insurance expired, which could result in significant premium increases for these participants. If these trends continue, our tenants’ businesses will continue to be negatively affected, which may impact their ability to pay rent to us.

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

We consider our critical accounting estimates to be those used in the determination of the reported amounts and disclosure related to the following:

●Investment in Real Estate
●Impairment of Long-Lived Assets
●Revenue Recognition

Investment in Real Estate

All our facility acquisitions for the years ended December 31, 2025 and 2024 were accounted for as asset acquisitions because substantially all of the fair value of the gross assets that we acquired were concentrated in a single asset or group of similar identifiable assets. Accordingly, the purchase prices of acquired tangible and intangible assets and liabilities were recorded and allocated at fair value on a relative basis. The recorded allocations are based on estimated cash flow projections of the properties acquired, which incorporates discount, capitalization and interest rates as well as available comparable market information. We use considerable judgement in our estimates of cash flow projections, discount, capitalization and interest rates, fair market lease rates, carrying costs during hypothetical expected lease-up periods, and costs to execute similar leases.

While our methodology for purchase price allocations did not change during the year ended December 31, 2025, the real estate market is fluid, and our assumptions are based on information currently available in the market at the time of acquisition. Significant increases or decreases in these key estimates, particularly with regards to cash flow projections and discount and capitalization rates, would result in a significantly lower or higher fair value allocated to acquired tangible and intangible assets and liabilities.

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

Consolidated Results of Operations

For a discussion related to our results of operations for the year ended December 31, 2024 compared to the year ended December 31, 2023, refer to Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the SEC on February 28, 2025.

Year Ended December 31, 2025 Compared to Year Ended December 31, 2024

	Year Ended December 31,
	2025	2024	$ Change

	(in thousands)
Revenue
Rental revenue	$147,682	$138,410	$9,272
Other income	526	370	156
Total revenue	148,208	138,780	9,428

Expenses
General and administrative	19,998	21,123	(1,125)
Operating expenses	32,620	29,251	3,369
Depreciation expense	44,025	40,427	3,598
Amortization expense	15,017	14,932	85
Interest expense	31,754	28,689	3,065
Transaction expense	—	155	(155)
Total expenses	143,414	134,577	8,837
Income before other income (expense)	4,794	4,203	591
Gain on sale of investment properties	1,487	4,205	(2,718)
Impairment of investment properties	(13,014)	(1,696)	(11,318)
Equity loss from unconsolidated joint venture	(150)	(20)	(130)
Net (loss) income	$(6,883)	$6,692	$(13,575)

Revenue

Total Revenue

Total revenue for the year ended December 31, 2025 was $148.2 million, compared to $138.8 million for the same period in 2024, an increase of $9.4 million. The increase primarily resulted from the net impact of acquisitions and dispositions during 2024 and 2025. Within that increase, $2.4 million represents an increase in net lease expense recoveries in 2025 compared to 2024.

Expenses

General and Administrative

General and administrative expenses for the year ended December 31, 2025 were $20.0 million, compared to $21.1 million for the same period in 2024, a decrease of $1.1 million. The decrease primarily resulted from $3.2 million that was expensed in 2024 related to cash severance costs owed to Mr. Jeffery Busch, our former Chief Executive Officer, and a decrease in non-cash LTIP compensation expense, which was $4.5 million for the year ended December 31, 2025, compared to $5.1 million for the same period in 2024.

Operating Expenses

Operating expenses for the year ended December 31, 2025, were $32.6 million, compared with $29.3 million for the same period in 2024, an increase of $3.3 million. The increase primarily resulted from the net impact of acquisitions and dispositions during

2024 and 2025. Included in these amounts were $21.8 million of recoverable property operating expenses incurred during the year ended December 31, 2025, compared to $19.4 million for the same period in 2024. In addition, our operating expenses included $6.3 million of non-recoverable property operating expenses from gross leases for the year ended December 31, 2025, compared to $5.7 million for the same period in 2024.

Depreciation Expense

Depreciation expense for the year ended December 31, 2025 was $44.0 million, compared to $40.4 million for the same period in 2024, an increase of $3.6 million. The increase primarily resulted from the net impact of acquisitions and dispositions during 2024 and 2025. This was partially offset by a decrease in our existing portfolio due to fully depreciated tenant improvements.

Amortization Expense

Amortization expense for the year ended December 31, 2025 was $15.0 million, compared to $14.9 million for the same period in 2024, an increase of $0.1 million. The increase primarily resulted from the net impact of acquisitions and dispositions during 2024 and 2025. This was partially offset by a decrease in our existing portfolio due to fully amortized lease intangibles.

Interest Expense

Interest expense for the year ended December 31, 2025 was $31.8 million, compared to $28.7 million for the same period in 2024, an increase of $3.1 million. This increase was due to higher interest rates and net borrowings on the credit facility during the year ended December 31, 2025, compared to the same period in 2024.

The weighted average interest rate of our debt for the year ended December 31, 2025 was 3.98% compared to 3.94% in 2024. Additionally, the weighted average interest rate and term of our debt was 3.74% and 4.1 years, respectively, at December 31, 2025, compared to 3.75% and 2.0 years, respectively, at December 31, 2024.

Income Before Other Income (Expense)

Income before other income (expense) for the year ended December 31, 2025 was $4.8 million, compared to $4.2 million for the same period in 2024, an increase of $0.6 million.

Gain on Sale of Investment Properties

During the year ended December 31, 2025, we completed seven dispositions resulting in an aggregate gain of $1.5 million. During the year ended December 31, 2024, we completed seven dispositions resulting in an aggregate gain of $4.2 million.

Impairment of Investment Properties

During the years ended December 31, 2025 and 2024, we had the following impairments in investment properties:

Date of Impairment	Property Impaired	Amount of Impairment	Reason for Impairment	Date of Property Sale
December 2024	Derby, Kansas	$1.7 million	Contractual price below carrying value	February 2025
August 2025	Aurora, Illinois	$6.3 million	Contractual price below carrying value	September 2025
December 2025	Melbourne, Florida	$6.7 million	Contractual price below carrying value	December 2025

Equity Loss from Unconsolidated Joint Venture

Equity loss from the unconsolidated Joint Venture for the year ended December 31, 2025 was $150 thousand compared to $20 thousand for the same period in 2024, an increase of $130 thousand.

Net (Loss) Income

Net loss for the year ended December 31, 2025 was $6.9 million compared to net income of $6.7 million for the same period in 2024, a decrease of $13.6 million.

Assets and Liabilities

As of December 31, 2025 and 2024, our principal assets consisted of investments in real estate, net, of $1.2 billion. We completed five acquisitions and seven dispositions during the year ended December 31, 2025. Our liquid assets consisted primarily of cash and cash equivalents and restricted cash of $11.9 million and $8.9 million, as of December 31, 2025 and 2024, respectively.

The increase in our cash and cash equivalents and restricted cash balances of $11.9 million as of December 31, 2025, compared to $8.9 million as of December 31, 2024, was primarily due to net borrowings on our Credit Facility, net proceeds received from the sale of shares of our Series B preferred stock, net proceeds received from the sale of investment properties, and net cash provided by operating activities, partially offset by funds used to acquire investment properties, the payment of dividends to common and preferred stockholders as well as holders of OP Units and LTIP Units, funds used to repurchase common stock, funds used to repay notes payable, and funds used for capital expenditures on existing real estate investments and leasing commissions.

The increase in our total liabilities to $712.4 million as of December 31, 2025 compared to $700.6 million as of December 31, 2024, was primarily the result of higher net borrowings outstanding on our Credit Facility, partially offset by a lower notes payable balance.

Cash Flow Information

Net cash provided by operating activities for the year ended December 31, 2025 was $73.6 million, compared to $70.0 million for the same period in 2024. During the 2025 period, there was an increase in depreciation expense of $3.6 million.

Net cash used in investing activities for the year ended December 31, 2025 was $60.4 million, compared to $45.9 million for the same period in 2024. During the 2025 period, we received less net proceeds from the sale of investment properties compared to 2024.

Net cash used in financing activities for the year ended December 31, 2025 was $10.3 million, compared to $21.9 million for the same period in 2024. During the 2025 period, we had lower net borrowings on our Credit Facility and lower payment of dividends to common stockholders as well as holders of OP Units and LTIP Units.

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

Funds from Operations, Core Funds from Operations (formerly Adjusted Funds from Operations), and Funds Available for Distribution

Funds from operations attributable to common stockholders and noncontrolling interest (“FFO”), and core FFO attributable to common stockholders and noncontrolling interest (“Core FFO”) and funds available for distribution attributable to common stockholders and noncontrolling interest (“FAD”) are non-GAAP financial measures within the meaning of the rules of the SEC. The Company considers FFO, Core FFO (formerly Adjusted Funds from Operations, or AFFO), and FAD to be important supplemental measures of its operating performance and believes FFO is frequently used by securities analysts, investors, and other interested parties in the evaluation of REITs, many of which present FFO when reporting their results.

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

Core FFO (previously AFFO) is a non-GAAP measure used by many investors and analysts to measure a real estate company’s operating performance by removing the effect of items that do not reflect ongoing property operations. Management calculates Core FFO by modifying the NAREIT computation of FFO by adjusting it for certain cash and non-cash items and certain recurring and non-recurring items. For the Company these items include recurring acquisition and disposition costs, loss on the extinguishment of debt, recurring straight line deferred rental revenue, recurring stock-based compensation expense, recurring amortization of above and below market leases, recurring amortization of debt issuance costs, severance and transition related expense, costs related to our reverse stock split, and other items related to unconsolidated partnerships and joint ventures.

We calculate FAD by subtracting from Core FFO capital expenditures, including tenant improvements, and leasing commissions. Management believes FAD is useful in analyzing the portion of cash flow that is available for distribution to stockholders and unitholders. Investors, analysts and the Company utilize FAD as an indicator of common dividend potential.

Management believes that reporting Core FFO in addition to FFO and FAD is a useful supplemental measure for the investment community to use when evaluating the operating performance of the Company on a comparative basis.

A reconciliation of net income to FFO and Core FFO and FAD for the years ended December 31, 2025, 2024, and 2023 is as follows. All per share, per share and unit, and weighted average share and unit amounts have been adjusted to reflect the impact of the Reverse Stock Split.

	Year Ended December 31,
	2025	2024	2023

	(unaudited, in thousands except per share and unit amounts)
Net (loss) income	$(6,883)	$6,692	$21,734
Less: Preferred stock dividends	(6,280)	(5,822)	(5,822)
Depreciation and amortization expense	58,947	55,226	58,007
Depreciation and amortization expense from unconsolidated joint venture	268	20	—
Gain on sale of investment properties	(1,487)	(4,205)	(15,560)
Impairment of investment properties	13,014	1,696	—
FFO attributable to common stockholders and noncontrolling interest	$57,579	$53,607	$58,359
Loss on extinguishment of debt	—	—	868
Amortization of above market leases, net	648	1,171	1,052
Straight line deferred rental revenue	(1,120)	(2,091)	(2,636)
Stock-based compensation expense	4,496	5,102	4,242
Amortization of debt issuance costs and other	2,994	2,243	2,376
Severance and transition related expense	944	3,176	—
Reverse stock split expense	170	—	—
Other adjustments from unconsolidated joint venture	45	—	—
Transaction expense	—	155	44
Core FFO attributable to common stockholders and noncontrolling interest	$65,756	$63,363	$64,305

Net (loss) income attributable to common stockholders per share – basic and diluted	$(0.91)	$0.06	$1.13
FFO attributable to common stockholders and noncontrolling interest per share and unit	$3.97	$3.76	$4.15
Core FFO attributable to common stockholders and noncontrolling interest per share and unit	$4.53	$4.44	$4.57

Weighted Average Shares and Units Outstanding – basic and diluted	14,512	14,264	14,075

Weighted Average Shares and Units Outstanding:
Weighted Average Common Shares	13,379	13,187	13,110
Weighted Average OP Units	447	449	415
Weighted Average LTIP Units	686	628	550
Weighted Average Shares and Units Outstanding – basic and diluted	14,512	14,264	14,075

Core FFO attributable to common stockholders and noncontrolling interest	$65,756	$63,363	$64,305
Tenant improvements	(4,249)	(5,833)	(3,538)
Leasing commissions	(2,203)	(5,738)	(1,264)
Building capital	(6,924)	(7,612)	(6,066)
FAD attributable to common stockholders and noncontrolling interest	$52,380	$44,180	$53,437

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

A reconciliation of net income to EBITDAre and Adjusted EBITDAre for the years ended December 31, 2025, 2024, and 2023 is as follows:

	Year Ended December 31,
	2025	2024	2023

	(unaudited and in thousands)
Net (loss) income	$(6,883)	$6,692	$21,734
Interest expense	31,754	28,689	30,893
Depreciation and amortization expense	59,042	55,359	58,135
Unconsolidated joint venture EBITDAre adjustments (1)	424	20	—
Gain on sale of investment properties	(1,487)	(4,205)	(15,560)
Impairment of investment properties	13,014	1,696	—
EBITDAre	$95,864	$88,251	$95,202
Stock-based compensation expense	4,496	5,102	4,242
Amortization of above market leases, net	648	1,171	1,052
Severance and transition related expense	944	3,176	—
Reverse stock split expense	170	—	—
Interest rate swap mark-to-market at unconsolidated joint venture	49	—	—
Loss on extinguishment of debt	—	—	868
Transaction expense	—	155	44
Adjusted EBITDAre	$102,171	$97,855	$101,408
(1)	Includes joint venture interest, depreciation and amortization, and gain on sale of investment properties, if applicable, included in joint venture net income or loss.

NOI and Cash NOI

The Company considers net operating income (“NOI”) to be an appropriate supplemental measure to net income because it helps both investors and management understand the core operations of our properties. We define NOI as total net (loss) income, plus depreciation and amortization expenses, general and administrative expenses, transaction expenses, impairments, gain/loss on sale of real estate, interest expense, and other non-operating items. Cash NOI is a key performance indicator. Management considers this to be a supplemental measure that allows investors, analysts and Company management to measure unlevered property-level cash operating results. The Company defines Cash NOI as NOI excluding non-cash items such as above and below market lease intangibles and straight-line rent. Cash NOI is historical and not necessarily indicative of future results.

	Year Ended December 31,
	2025	2024	2023

	(unaudited and in thousands)
Net (loss) income	$(6,883)	$6,692	$21,734
General and administrative	19,998	21,123	16,853
Depreciation and amortization expense	59,042	55,359	58,135
Interest expense	31,754	28,689	30,893
Transaction expense	—	155	44
Gain on sale of investment properties	(1,487)	(4,205)	(15,560)
Impairment of investment properties	13,014	1,696	—
Proportionate share of unconsolidated joint venture adjustments	472	30	—
NOI	$115,910	$109,539	$112,099
Amortization of above market leases, net	648	1,171	1,052
Straight line deferred rental revenue	(1,120)	(2,091)	(2,636)
Proportionate share of unconsolidated joint venture adjustments	(12)	—	—
Cash NOI	$115,426	$108,619	$110,515

Liquidity and Capital Resources

General

Our short-term (up to 12 months) liquidity requirements include:

●Interest expense and scheduled principal payments on outstanding indebtedness;
●General and administrative expenses;
●Property operating expenses;
●Property acquisitions;
●Distributions on our common and preferred stock and OP Units and LTIP Units;
●Increased capital requirements for our joint ventures;
●Repurchases of our common stock; and
●Capital and tenant improvements and leasing costs.

In 2026, we are contractually obligated to pay, or have capital commitments for, approximately (i) $29.5 million of principal and interest payments on our outstanding debt, and (ii) $1.1 million in ground and operating lease expenses. In addition, if we decide to redeem our Series A preferred stock, we would have to pay the liquidation preference of $77.6 million plus accrued dividends, fees and expenses.

Our long-term (beyond 12 months) liquidity requirements consist primarily of funds necessary to pay for acquisitions, capital and tenant improvements at our properties, scheduled debt maturities, general and administrative expenses, operating expenses, common stock repurchases, and distributions. Beyond 2026, we are contractually obligated to pay, or have capital commitments for, approximately (i) $765.9 million of principal and interest payments on our outstanding debt, and (ii) $30.7 million in ground and operating lease expenses.

We expect to satisfy our short and long-term liquidity needs through various internal and external sources, including cash flow from operations, debt financing, sales of additional equity securities, the issuance of OP Units in connection with acquisitions of additional properties, proceeds from select property dispositions and recapitalization transactions.

As of December 31, 2025, the Company had aggregate capital improvement commitments and obligations to improve, expand, and maintain the Company’s existing facilities of approximately $25.7 million. Many of these amounts are subject to contingencies that make it difficult to predict when they will be expended, if at all. In accordance with the terms of the Company’s existing and proposed leases, capital improvement obligations in the next 12 months are expected to total approximately $12.6 million.

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

ATM Program

In January 2024, the Company and the Operating Partnership implemented a $300 million “at-the-market” equity offering program (the “2024 ATM Program”), pursuant to which we may offer and sell (including through forward sales), from time to time, shares of our common stock. No shares were sold under the 2024 ATM Program during the year ended December 31, 2025.

Credit Facility

On October 8, 2025, the Operating Partnership, as borrower, and certain of its subsidiaries entered into a third amended and restated $900 million unsecured syndicated credit facility with JPMorgan Chase Bank, N.A. as administrative agent (the “Credit Facility”). The Credit Facility consists of (i) $500 million of term loans, which include (a) a $350 million loan that is comprised of three term loans as follows: a $100 million term loan maturing in October 2029 (“Term Loan A-1”); a $100 million term loan maturing in October 2030 (“Term Loan A-2”); and a $150 million term loan maturing in April 2031 (“Term Loan A-3,” collectively the “Term Loan A Tranches”); and (b) a $150 million term loan maturing in February 2028 (“Term Loan B”), and (ii) a $400 million revolver maturing in October 2029 with two, six-month extension options available at the Company’s election (the “Revolver”). The Credit Facility also includes a $500 million accordion feature. Interest rates on amounts outstanding under the Credit Facility equal the term SOFR.

The Operating Partnership is subject to a number of financial covenants under the Credit Facility, including, among other things, the following as of the end of each fiscal quarter, (i) a maximum consolidated unsecured leverage ratio of less than 60%, (ii) a maximum consolidated secured leverage ratio of less than 30%, (iii) a maximum consolidated secured recourse leverage ratio of less than 10%, (iv) a minimum fixed charge coverage ratio of 1.50:1.00, (v) a minimum unsecured interest coverage ratio of 1.50:1.00, (vi) a maximum consolidated leverage ratio of less than 60%, (vii) a maximum cash investment in joint ventures of 10% of total asset value and (viii) a minimum net worth of $595.6 million plus 75% of all net proceeds raised through equity offerings subsequent to June 30, 2025. As of December 31, 2025, management believed it complied with all of the financial and non-financial covenants contained in the Credit Facility.

As of December 31, 2025, we had 16 interest rate swaps (including forward-starting interest rate swaps) that are used to manage our interest rate risk. Five of our interest rate swaps related to Term Loan A with a combined notional value of $350 million that fix the SOFR component on Term Loan A through April 2026 at 1.36%. Seven of our interest rate swaps are forward-starting swaps that will fix the SOFR component of the Term Loan A Tranches at rates between 3.24% to 3.32% and have maturities in October 2029, October 2030, and April 2031. The remaining four of our interest rate swaps relate to our Term Loan B with a combined notional value of $150 million that fix the SOFR component on Term Loan B through January 2028 at 2.54%.

During the year ended December 31, 2025, we borrowed $138.3 million under our Credit Facility and repaid $111.7 million, for a net amount borrowed of $26.6 million. As of December 31, 2025, the net outstanding Credit Facility balance was $652.7 million and as of February 20, 2026, we had unutilized borrowing capacity under the Credit Facility of $219.7 million.

Share Repurchase Program

On August 12, 2025, the Board approved the 2025 Share Repurchase Program under which we may acquire shares of our common stock in the open market , including through block purchases, through privately negotiated transactions or pursuant to any Rule 10b5-1 trading plan, in accordance with applicable securities laws, up to an aggregate purchase price of $50 million. Purchases of common stock under the 2025 Share Repurchase Program may be exercised at our discretion with the timing and number of shares repurchased depending on a variety of factors, including prevailing stock prices, general economic and market conditions and other considerations. The 2025 Share Repurchase Program does not have an expiration date but may be suspended or discontinued at any time.

During 2025, we repurchased 175,634 shares of our common stock at an average price of $34.16 per share under the 2025 Share Repurchase Program for an aggregate purchase price of $6.0 million. Therefore, at December 31, 2025, $44 million of the Company’s common stock remained available for repurchase under the 2025 Share Repurchase Program.

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

As of December 31, 2025, we had $163.2 million of unhedged borrowings outstanding under the Revolver (before the netting of unamortized debt issuance costs) that bears interest at a variable rate. See “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Liquidity and Capital Resources” for a detailed discussion of our Credit Facility. On December 31, 2025, SOFR on our outstanding floating-rate borrowings was 3.77%. Assuming no increase in the amount of our variable interest rate debt, if SOFR increased 100 basis points, our cash flow would decrease by approximately $1.6 million annually. Assuming no increase in the amount of our variable rate debt, if SOFR were reduced 100 basis points, our cash flow would increase by approximately $1.6 million annually.

As of December 31, 2024, our exposure to interest rate risk was not materially different from our exposure as of December 31, 2025.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Chiron Real Estate Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Chiron Real Estate Inc. and subsidiaries (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, equity, and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes and the schedule listed in the Index at Item 15(a)(2) (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 2, 2026, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Real Estate Assets — Determination of Impairment Indicators — Refer to Note 2 to the financial statements

Critical Audit Matter Description

The Company’s evaluation of real estate assets for impairment involves an initial assessment of each real estate asset to determine whether events or changes in circumstances exist that may indicate that the carrying amounts of real estate assets are no longer recoverable. Possible indications of impairment may include events or changes in circumstances affecting occupancy, market rental rates, estimated hold periods, and the physical condition of the assets. When events or changes in circumstances exist, the Company evaluates its real estate assets for impairment by comparing undiscounted future cash flows expected to be generated over the life of each asset to the respective carrying amount. If the carrying amount of an asset exceeds the undiscounted future cash flows, an analysis is performed to determine the fair value of the asset.

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

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the evaluation of real estate assets for possible indications of impairment included the following, among others:

●	We tested the effectiveness of the controls over management’s identification of possible circumstances that may indicate that the carrying amounts of real estate assets are no longer recoverable.

●	We evaluated management’s impairment indicator analysis by:

o	Testing real estate assets for possible indications of impairment, including searching for adverse asset-specific and/or market conditions.

o	Testing the completeness of management’s identification of impairment indicators by evaluating management’s procedures against relevant accounting guidance and considering whether relevant factors were incorporated in the analysis.

/s/ Deloitte & Touche LLP

McLean, VA

March 2, 2026

We have served as the Company's auditor since 2019.

CHIRON REAL ESTATE INC.

Consolidated Balance Sheets

(in thousands, except par values)

	As of
	December 31, 2025	December 31, 2024
Assets
Investment in real estate:
Land	$169,917	$174,300
Building	1,072,124	1,044,019
Site improvements	25,741	23,973
Tenant improvements	80,397	69,679
Acquired lease intangible assets	144,573	138,945
	1,492,752	1,450,916
Less: accumulated depreciation and amortization	(338,096)	(288,921)
Investment in real estate, net	1,154,656	1,161,995
Cash and cash equivalents	9,084	6,815
Restricted cash	2,805	2,127
Tenant receivables, net	7,225	7,424
Due from related parties	162	270
Escrow deposits	556	711
Deferred assets	28,907	28,208
Derivative assets	6,102	18,613
Goodwill	5,903	5,903
Investment in unconsolidated joint venture	1,781	2,066
Other assets	25,284	22,354
Total assets	$1,242,465	$1,256,486

Liabilities and Equity
Liabilities:
Credit Facility, net of unamortized debt issuance costs of $10,476 and $4,868 at December 31, 2025, and December 31, 2024, respectively	$652,699	$631,732
Notes payable, net of unamortized debt issuance costs of $0 and $22 at December 31, 2025, and December 31, 2024, respectively	1,153	14,399
Accounts payable and accrued expenses	18,289	16,468
Dividends payable	12,484	16,520
Security deposits	3,421	3,324
Other liabilities	19,410	14,191
Acquired lease intangible liabilities, net	4,944	3,936
Total liabilities	712,400	700,570
Commitments and Contingencies
Equity:
Preferred stock, $0.001 par value, 10,000 shares authorized; 5,155 shares and 3,105 shares issued and outstanding at December 31, 2025 and December 31, 2024, respectively (liquidation preference of $128,875 and $77,625 at December 31, 2025 and December 31, 2024, respectively)	124,106	74,959
Common stock, $0.001 par value, 100,000 shares authorized; 13,235 shares and 13,374 shares issued and outstanding at December 31, 2025 and December 31, 2024, respectively	13	13
Additional paid-in capital	729,514	734,277
Accumulated deficit	(349,965)	(293,736)
Accumulated other comprehensive income	6,102	18,613
Total Chiron Real Estate stockholders' equity	509,770	534,126
Noncontrolling interest	20,295	21,790
Total equity	530,065	555,916
Total liabilities and equity	$1,242,465	$1,256,486

The accompanying notes are an integral part of these consolidated financial statements.

CHIRON REAL ESTATE INC.

Consolidated Statements of Operations

(in thousands, except per share amounts)

	Year Ended December 31,
	2025	2024	2023

Revenue
Rental revenue	$147,682	$138,410	$140,934
Other income	526	370	115
Total revenue	148,208	138,780	141,049

Expenses
General and administrative	19,998	21,123	16,853
Operating expenses	32,620	29,251	28,082
Depreciation expense	44,025	40,427	41,266
Amortization expense	15,017	14,932	16,869
Interest expense	31,754	28,689	30,893
Transaction expense	—	155	44
Total expenses	143,414	134,577	134,007

Income before other income (expense)	4,794	4,203	7,042
Gain on sale of investment properties	1,487	4,205	15,560
Impairment of investment properties	(13,014)	(1,696)	—
Equity loss from unconsolidated joint venture	(150)	(20)	—
Loss on extinguishment of debt	—	—	(868)

Net (loss) income	$(6,883)	$6,692	$21,734
Less: Preferred stock dividends	(6,280)	(5,822)	(5,822)
Less: Net loss (income) attributable to noncontrolling interest	1,047	(59)	(1,122)
Net (loss) income attributable to common stockholders	$(12,116)	$811	$14,790

Net (loss) income attributable to common stockholders per share – basic and diluted	$(0.91)	$0.06	$1.13

Weighted average shares outstanding – basic and diluted	13,379	13,187	13,110

The accompanying notes are an integral part of these consolidated financial statements.

CHIRON REAL ESTATE INC.

Consolidated Statements of Comprehensive Income

(in thousands)

	Year Ended December 31,
	2025	2024	2023

Net (loss) income	$(6,883)	$6,692	$21,734
Other comprehensive loss:
Decrease in fair value of interest rate swap agreements	(12,511)	(6,512)	(9,549)
Total other comprehensive loss	(12,511)	(6,512)	(9,549)
Comprehensive (loss) income	(19,394)	180	12,185
Less: Preferred stock dividends	(6,280)	(5,822)	(5,822)
Less: Comprehensive loss (income) attributable to noncontrolling interest	2,039	431	(464)
Comprehensive (loss) income attributable to common stockholders	$(23,635)	$(5,211)	$5,899

The accompanying notes are an integral part of these consolidated financial statements.

CHIRON REAL ESTATE INC.

Consolidated Statements of Equity

(in thousands, except per share amounts)

								Chiron
							Accumulated	Real
					Additional		Other	Estate	Non-
	Common Stock		Preferred Stock		Paid-in	Accumulated	Comprehensive	Stockholders’	controlling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Equity	Interest	Equity
Balances, January 1, 2023	13,104	$13	3,105	$74,959	$722,044	$(198,706)	$34,674	$632,984	$16,081	$649,065
Net income	—	—	—	—	—	20,611	—	20,611	1,123	21,734
LTIP Units and OP Units redeemed for common stock	9	—	—	—	427	—	—	427	(427)	—
OP Units issued for a property acquisition	—	—	—	—	—	—	—	—	5,482	5,482
Change in fair value of interest rate swap agreements	—	—	—	—	—	—	(9,549)	(9,549)	—	(9,549)
Stock-based compensation expense	—	—	—	—	—	—	—	—	4,242	4,242
Dividends to common stockholders ($4.20 per share)	—	—	—	—	—	(55,067)	—	(55,067)	—	(55,067)
Dividends to Series A preferred stockholders ($1.875 per share)	—	—	—	—	—	(5,822)	—	(5,822)	—	(5,822)
Dividends to noncontrolling interest	—	—	—	—	—	—	—	—	(4,271)	(4,271)
Balances, December 31, 2023	13,113	13	3,105	74,959	722,471	(238,984)	25,125	583,584	22,230	605,814
Net income	—	—	—	—	—	6,633	—	6,633	59	6,692
Issuance of shares of common stock, net	241	—	—	—	10,896	—	—	10,896	—	10,896
LTIP Units redeemed for common stock	20	—	—	—	910	—	—	910	(910)	—
Change in fair value of interest rate swap agreements	—	—	—	—	—	—	(6,512)	(6,512)	—	(6,512)
Stock-based compensation expense	—	—	—	—	—	—	—	—	5,102	5,102
Dividends to common stockholders ($4.20 per share)	—	—	—	—	—	(55,563)	—	(55,563)	—	(55,563)
Dividends to Series A preferred stockholders ($1.875 per share)	—	—	—	—	—	(5,822)	—	(5,822)	—	(5,822)
Dividends to noncontrolling interest	—	—	—	—	—	—	—	—	(4,691)	(4,691)
Balances, December 31, 2024	13,374	13	3,105	74,959	734,277	(293,736)	18,613	534,126	21,790	555,916
Net loss	—	—	—	—	—	(5,836)	—	(5,836)	(1,047)	(6,883)
Issuance of shares of preferred stock, net	—	—	2,050	49,147	—	—	—	49,147	—	49,147
LTIP Units and OP Units redeemed for common stock	37	—	—	—	1,243	—	—	1,243	(1,243)	—
Fractional shares settled	—	—	—	—	(2)	—	—	(2)	—	(2)
Change in fair value of interest rate swap agreements	—	—	—	—	—	—	(12,511)	(12,511)	—	(12,511)
Stock-based compensation expense	—	—	—	—	—	—	—	—	4,496	4,496
Repurchase of common stock	(176)	—	—	—	(6,004)	—	—	(6,004)	—	(6,004)
Dividends to common stockholders	—	—	—	—	—	(44,113)	—	(44,113)	—	(44,113)
Dividends to preferred stockholders	—	—	—	—	—	(6,280)	—	(6,280)	—	(6,280)
Dividends to noncontrolling interest	—	—	—	—	—	—	—	—	(3,701)	(3,701)
Balances, December 31, 2025	13,235	$13	5,155	$124,106	$729,514	$(349,965)	$6,102	$509,770	$20,295	$530,065

The accompanying notes are an integral part of these consolidated financial statements.

CHIRON REAL ESTATE INC.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2025	2024	2023
Operating activities
Net (loss) income	$(6,883)	$6,692	$21,734
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation expense	44,025	40,427	41,266
Amortization of acquired lease intangible assets	14,017	14,486	16,691
Amortization of above market leases, net	648	1,171	1,052
Amortization of debt issuance costs and other	2,994	2,243	2,376
Stock-based compensation expense	4,496	5,102	4,242
Capitalized preacquisition and other costs charged to expense	136	242	177
Reserve for uncollectible accounts, net	—	822	852
Gain on sale of investment properties	(1,487)	(4,205)	(15,560)
Impairment of investment properties	13,014	1,696	—
Equity loss from unconsolidated joint venture	150	20	—
Loss on extinguishment of debt	—	—	868
Other	147	136	433
Changes in operating assets and liabilities:
Tenant receivables	199	(1,484)	426
Deferred assets	(1,147)	(1,913)	(2,863)
Other assets and liabilities	5	1,992	542
Accounts payable and accrued expenses	3,172	2,983	(2,023)
Security deposits	124	(364)	(1,773)
Net cash provided by operating activities	73,610	70,046	68,440

Investing activities
Purchase of land, buildings, and other tangible and intangible assets and liabilities	(70,516)	(81,674)	(442)
Net proceeds from sale of investment properties	22,955	57,368	78,919
Investment in unconsolidated joint venture	—	(2,086)	—
Distribution of capital from unconsolidated joint venture	135	—	—
Escrow deposits for purchase of properties	290	(290)	—
Advances received from (made to) related parties	108	(77)	7
Capital expenditures on existing real estate investments	(11,173)	(13,445)	(9,604)
Leasing commissions	(2,203)	(5,738)	(1,264)
Net cash (used in) provided by investing activities	(60,404)	(45,942)	67,616

Financing activities
Net proceeds received from common equity offerings	—	10,896	—
Net proceeds received from preferred stock offering	49,147	—	—
Escrow deposits required by third party lenders	—	252	7,160
Repayment of notes payable	(13,268)	(11,544)	(1,262)
Repayment of CMBS loan defeasance	—	—	(31,525)
Proceeds from Credit Facility	138,300	143,800	83,100
Repayment of Credit Facility	(111,725)	(99,600)	(136,400)
Payment of debt issuance costs	(8,580)	—	(13)
Repurchase of common stock	(6,004)	—	—
Dividends paid to common stockholders, and OP Unit and LTIP Unit holders	(52,307)	(59,868)	(59,025)
Dividends paid to preferred stockholders	(5,822)	(5,822)	(5,822)
Net cash used in financing activities	(10,259)	(21,886)	(143,787)
Net increase (decrease) in cash and cash equivalents and restricted cash	2,947	2,218	(7,731)
Cash and cash equivalents and restricted cash—beginning of period	8,942	6,724	14,455
Cash and cash equivalents and restricted cash—end of period	$11,889	$8,942	$6,724

Supplemental cash flow information:
Cash payments for interest	$27,782	$26,572	$30,149

Noncash financing and investing activities:
Accrued dividends payable	$12,484	$16,520	$16,134
Interest rate swap agreements fair value change recognized in other comprehensive (loss) income	$(12,511)	$6,512	$9,549
LTIP Units and OP Units redeemed for common stock	$1,243	$910	$427
Accrued capital expenditures and leasing commissions included in accounts payable and accrued expenses	$1,364	$2,426	$2,230
OP Units issued for a property acquisition	$—	$—	$5,482
Recognition of lease liability related to right of use asset	$6,280	$—	$4,634
Write off of unamortized debt issuance costs from loan defeasance	$—	$—	$240

The accompanying notes are an integral part of these consolidated financial statements.

CHIRON REAL ESTATE INC.

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share amounts)

Note 1 – Organization

Chiron Real Estate Inc. (the “Company,” “we,” or “us”) is a Maryland corporation and internally managed REIT that primarily acquires healthcare facilities leased to physician groups and regional and national healthcare systems. We hold our facilities and conduct our operations through a Delaware limited partnership subsidiary, Chiron Real Estate LP (the “Operating Partnership”). Our wholly owned subsidiary, Chiron Real Estate GP LLC, is the sole general partner of our Operating Partnership. As of December 31, 2025, we owned 92.0% of the outstanding common operating partnership units (“OP Units”), with the remaining 8.0% owned by holders of long-term incentive plan units (“LTIP Units”) and third-party limited partners who contributed properties or services in exchange for OP Units. The Company’s common stock is listed on the New York Stock Exchange under the ticker symbol “XRN.” The Company's Series A Preferred Stock is listed on the New York Stock Exchange under the ticker symbol “XRN PrA.” The Company's Series B Preferred Stock is listed on the New York Stock Exchange under the ticker symbol “XRN PrB.”

Note 2 – Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company, including the Operating Parnership and its wholly owned subsidiaries, and its equity investment in an unconsolidated joint venture. The Company presents the portion of any equity it does not own but controls (and thus consolidates) as noncontrolling interest. Noncontrolling interest in the Company includes the LTIP Units that have been granted to directors, officers and affiliates of the Company and the OP Units held by third parties. Refer to Note 5 – “Equity” and Note 7 – “Stock-Based Compensation” for additional information regarding the OP Units and LTIP Units.

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

Reverse Stock Split

In August 2025, the Company’s board of directors (the “Board”) approved a reverse stock split of the Company’s outstanding and authorized shares of common stock at a ratio of one-for-five (the “Reverse Stock Split”). The Reverse Stock Split was completed on September 19, 2025. As a result of the Reverse Stock Split, on September 19, 2025, every five issued and outstanding shares of the Company’s common stock was converted into one share of its common stock, with a corresponding reverse split of the LTIP Units and OP Units. The par value of each share of the Company’s common stock remained unchanged. All common share, unit and per common share and per unit amounts in these consolidated financial statements and notes thereto and applicable disclosures have been retrospectively adjusted for all periods presented to reflect the Reverse Stock Split. Refer to Note 5 – “Equity” and Note 7 – “Stock Based Compensation” for additional details on the Reverse Stock Split.

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

Assets Held for Sale and Sales of Real Estate

The Company classifies a property as held for sale when the following criteria are met: (i) management, having the authority to approve action, commits to a plan to sell the property in its present condition, (ii) the sale of the property is at a price reasonable in relation to its current fair value and (iii) the sale is probable and expected to be completed within one year. At that time, the Company presents the assets and obligations associated with the real estate held for sale separately in its Consolidated Balance Sheets and ceases recording depreciation and amortization expense related to that asset. Real estate held for sale is reported at the lower of its carrying amount or its estimated fair value less estimated costs to sell. None of the Company’s properties were classified as held for sale as of December 31, 2025 or 2024.

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

	As of December 31,
	2025	2024
Cash and cash equivalents	$9,084	$6,815
Restricted cash	2,805	2,127
Total cash and cash equivalents and restricted cash	$11,889	$8,942

Tenant Receivables, Net

The tenant receivable balance as of December 31, 2025 and 2024 was $7,225 and $7,424, respectively. The balance as of December 31, 2025 consisted of $2,650 in funds owed from the Company’s tenants for rent that the Company had earned but had not yet received, $4,012 of tenant reimbursements, $107 for a loan that was made to one of the Company’s tenants, and $456 of miscellaneous receivables. The balance as of December 31, 2024 consisted of $2,838 in funds owed from the Company’s tenants for rent that the Company had earned but had not yet received, $4,014 of tenant reimbursements, $119 for a loan that was made to one of the Company’s tenants, and $453 of miscellaneous receivables.

Receivables arising from operating leases are accounted for in accordance with ASC Topic 842 “Leases” (“ASC Topic 842”). The Company assesses the likelihood of losses resulting from tenant defaults, or the inability of tenants to make contractual rent and tenant reimbursements at each reporting date. The Company also monitors the liquidity and creditworthiness of its tenants and operators on a continuous basis. If the likelihood of a tenant paying its lease payments is determined to no longer be probable, all tenant receivables, including deferred rent, are written off against revenue and any future revenue for that tenant is recognized only upon receipt of cash. In addition, as of December 31, 2025 and 2024, the Company had a portfolio level reserve of $350 on those leases that were probable of collection to ensure that the tenant lease receivables were not overstated.

Escrow Deposits

The escrow balance as of December 31, 2025 and 2024 was $556 and $711, respectively. Escrow deposits include funds held in escrow to be used for the acquisition of properties in the future and for the payment of taxes and insurance.

Deferred Assets

The deferred assets balance as of December 31, 2025 and 2024 was $28,907 and $28,208, respectively. The balance as of December 31, 2025 consisted of $28,681 in deferred rent receivables resulting from the recognition of revenue from leases with fixed annual rental escalations on a straight-line basis and $226 of other deferred costs. The balance as of December 31, 2024 consisted of $28,009 in deferred rent receivables resulting from the recognition of revenue from leases with fixed annual rental escalations on a straight-line basis and $199 of other deferred costs.

Other Assets

The other assets balance as of December 31, 2025 and 2024 was $25,284 and $22,354, respectively. The balance as of December 31, 2025 consisted of $13,102 for right of use assets, $7,784 in net capitalized leasing commissions, $2,551 in capitalized construction in process costs, $1,539 in prepaid assets, and $308 for net capitalized software costs and miscellaneous assets. The balance as of December 31, 2024 consisted of $7,271 for right of use assets, $6,729 in capitalized construction in process costs, $1,451 in prepaid assets, $6,535 in net capitalized leasing commissions, and $368 for net capitalized software costs and miscellaneous assets. Refer to Note 8 – “Leases” for additional details on right of use assets.

Derivative Instruments - Interest Rate Swaps

The derivative assets balance as of December 31, 2025 and 2024 was $6,102 and $18,613, respectively. In accordance with the Company’s risk management strategy, the purpose of the interest rate swaps is to manage interest rate risk for certain of the Company’s variable-rate debt. The interest rate swaps involve the Company’s receipt of variable-rate amounts from the counterparties in exchange for the Company making fixed-rate payments over the life of the agreements. The Company accounts for derivative instruments in accordance with the provisions of ASC Topic 815, “Derivatives and Hedging.” Refer to Note 4 – “Credit Facility, Notes Payable and Derivative Instruments” for additional details.

Other Liabilities

The other liabilities balance as of December 31, 2025 and 2024 was $19,410 and $14,191 respectively. The balance as of December 31, 2025 consisted of $13,438 for right of use liabilities and $5,972 of prepaid rent. The balance as of December 31, 2024 consisted of $7,461 for right of use liabilities and $6,730 of prepaid rent. Refer to Note 8 – “Leases” for additional details on right of use liabilities.

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

Stock-Based Compensation

The Company grants LTIP Unit awards, including awards that vest over time and awards that vest based on achievement of specified performance criteria, to its employees and its independent directors. The Company accounts for all awards under ASC Topic 718, “Compensation-Stock Compensation”. Refer to Note 7 – “Stock Based Compensation” for additional details.

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

Goodwill

As of December 31, 2025 and 2024, the Company’s goodwill balance was $5,903. Goodwill represents the excess of consideration paid over the fair value of underlying identifiable net assets of businesses acquired. The Company’s goodwill balance was derived from the management internalization transaction. Goodwill has an indefinite life and is not amortized, but is tested for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company’s policy is to perform its annual goodwill impairment evaluation as of the first day of the fourth quarter of its fiscal year. The Company has one reporting unit.

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

New Accounting Pronouncements

In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), to address requests from investors for more detailed information about the types of expenses in commonly presented expense captions. ASU 2024-03 requires public companies to provide disaggregated disclosure in tabular format in the notes to financial statements of specific expenses, including but not limited to: (i) employee compensation, (ii) depreciation, and (iii) intangible asset amortization. In January 2025, the FASB issued ASU No. 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date, which clarifies that the amendments in ASU 2024-03 are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. The Company is evaluating the impact these ASUs will have on its disclosures.

Note 3 – Property Portfolio

Summary of Properties Acquired and Sold During the Year Ended December 31, 2025

During the year ended December 31, 2025, the Company completed the acquisition of a five-property portfolio of medical real estate. For this acquisition, substantially all of the fair value was concentrated in a single identifiable asset or group of similar identifiable assets and, therefore, this acquisition represented an asset acquisition. Accordingly, $1.0 million of transaction costs for this acquisition were capitalized.

During the year ended December 31, 2025, the Company completed seven dispositions for approximately $23.0 million, realizing an aggregate net gain of approximately $1.5 million. In addition, we recognized impairment losses on the sold assets of $13.0 million.

A rollforward of the gross investment in land, building, improvements, and acquired lease intangible assets as of December 31, 2025 is as follows:

			Site	Tenant	Acquired Lease	Gross Investment in
	Land	Building	Improvements	Improvements	Intangible Assets	Real Estate
Balances as of December 31, 2024	$174,300	$1,044,019	$23,973	$69,679	$138,945	$1,450,916
Facility Acquired – Date Acquired:
Carondelet - 2/7/25	—	13,327	—	1,274	1,725	16,326
Silverbell - 2/7/25	—	8,482	—	973	1,368	10,823
Slippery Rock - 2/7/25	—	3,511	455	593	572	5,131
Clive - 4/1/25	—	11,400	507	1,595	2,218	15,720
Des Moines - 4/1/25	—	18,917	182	3,289	3,519	25,907
Capitalized costs(1)	—	5,927	1,226	5,008	—	12,161
Total Additions:	—	61,564	2,370	12,732	9,402	86,068
Facility Sold – Date Sold:
Derby - 2/18/25	(146)	(1,250)	(118)	(73)	(372)	(1,959)
Coos Bay - 3/19/25	(861)	(5,096)	(56)	(49)	(410)	(6,472)
Chipley - 4/30/25	(170)	(875)	(34)	(111)	(189)	(1,379)
2999 Germantown - 8/7/25	(253)	(1,593)	—	—	—	(1,846)
Aurora - 9/4/25	(339)	(2,345)	(308)	(603)	(2,680)	(6,275)
Memphis Exeter - 11/4/25	(232)	(1,912)	—	—	—	(2,144)
Melbourne - 12/30/25	(1,200)	(8,556)	(86)	(1,178)	(123)	(11,143)
Total Dispositions:	(3,201)	(21,627)	(602)	(2,014)	(3,774)	(31,218)
Impairment of investment properties(2)	(1,182)	(11,832)	—	—	—	(13,014)
Balances as of December 31, 2025	$169,917	$1,072,124	$25,741	$80,397	$144,573	$1,492,752
(1)	Represents capital projects that were completed and placed in service during the year ended December 31, 2025 related to the Company’s existing facilities.
(2)	In August 2025, the Company entered into an agreement to sell its facility located in Aurora, Illinois, and recognized an impairment loss of $6.3 million to reduce the carrying value of the asset to its estimated fair value. The fair value was determined based on the contractual sales price, less commissions and fees, and the sale was completed in September 2025. In December 2025, the Company entered into an agreement to sell its facility located in Melbourne, Florida, and recognized an impairment loss of $6.7 million to reduce the carrying value of the asset to its estimated fair value. The fair value was determined based on the contractual sales price, less commissions and fees, and the sale was completed in December 2025.

Depreciation expense was $44,025, $40,427, and $41,266 for the years ended December 31, 2025, 2024, and 2023, respectively.

As of December 31, 2025, the Company had aggregate capital improvement commitments and obligations to improve, expand, and maintain the Company’s existing facilities of approximately $25.7 million. Many of these amounts are subject to contingencies that make it difficult to predict when they will be expended, if at all. In accordance with the terms of the Company’s leases, capital improvement obligations in the next twelve months are expected to total approximately $12.6 million.

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

A rollforward of the gross investment in land, building, improvements, and acquired lease intangible assets as of December 31, 2024 is as follows:

			Site	Tenant	Acquired Lease	Gross Investment in
	Land	Building	Improvements	Improvements	Intangible Assets	Real Estate
Balances as of December 31, 2023	$164,315	$1,035,705	$21,974	$66,358	$138,617	$1,426,969
Facility Acquired – Date Acquired:
Minot – 7/11/24	935	7,324	144	103	676	9,182
Clinton – 7/11/24	938	4,829	188	256	657	6,868
Westland – 7/11/24	921	3,630	157	99	540	5,347
Cerritos – 7/11/24	3,424	1,244	107	106	392	5,273
Spartanburg – 7/11/24	890	2,613	168	390	517	4,578
Conway – 10/2/24	2,430	7,415	188	372	897	11,302
Little Rock – 10/2/24	1,449	6,579	164	284	741	9,217
Russellville – 10/2/24	1,086	4,022	218	205	491	6,022
Sarasota – 10/2/24	643	4,133	—	548	712	6,036
Venice – 10/2/24	1,102	2,830	123	187	426	4,668
Ruskin – 10/2/24	242	1,443	28	45	175	1,933
6807 Bradenton – 10/2/24	1,225	626	22	68	180	2,121
2101 Bradenton – 10/2/24	967	1,372	52	64	235	2,690
2203 Bradenton – 10/2/24	408	913	35	37	132	1,525
6002 Bradenton – 10/2/24	1,679	2,985	112	190	463	5,429
Capitalized costs(1)	—	5,494	1,481	4,828	—	11,803
Total Additions:	18,339	57,452	3,187	7,782	7,234	93,994
Facility Sold – Date Sold:
Mishawaka – 6/27/24	(1,924)	(10,084)	(75)	(1,798)	(2,223)	(16,104)
Panama City – 7/12/24	(1,117)	(7,201)	(165)	(841)	(1,141)	(10,465)
Panama City Beach – 9/19/24	(272)	(606)	(21)	(84)	(149)	(1,132)
Carson City – 12/6/2024	(760)	(3,268)	—	—	—	(4,028)
Ellijay – 12/17/2024	(777)	(2,929)	(136)	(408)	(870)	(5,120)
High Point – 12/20/2024(2)	(1,749)	(20,417)	(504)	(869)	(1,656)	(25,195)
Fort Worth – 12/20/2024(2)	(1,487)	(3,333)	(251)	(445)	(787)	(6,303)
Total Dispositions:	(8,086)	(47,838)	(1,152)	(4,445)	(6,826)	(68,347)
Impairment of investment properties(3)	(268)	(1,300)	(36)	(16)	(80)	(1,700)
Balances as of December 31, 2024	$174,300	$1,044,019	$23,973	$69,679	$138,945	$1,450,916
(1)	Represents capital projects that were completed and placed in service during the year ended December 31, 2024 related to the Company’s existing facilities.
(2)	These two facilities were sold to the Joint Venture in connection with its formation.
(3)	In December 2024, the Company entered into an agreement to sell its facility located in Derby, Kansas. The Company recognized an impairment loss of $1.7 million during the year ended December 31, 2024 to reduce the carrying value of the asset to its fair value. The fair value was determined to be the contractual sales price less commissions and fees.

Lease Intangible Assets and Liabilities

The following is a summary of the carrying amount of lease intangible assets and liabilities:

	As of December 31, 2025
		Accumulated
	Cost	Amortization	Net
Assets
In-place leases	$82,590	$(58,294)	$24,296
Above market leases	24,024	(15,258)	8,766
Leasing costs	37,959	(25,017)	12,942
	$144,573	$(98,569)	$46,004
Liability
Below market leases	$17,335	$(12,391)	$4,944

	As of December 31, 2024
		Accumulated
	Cost	Amortization	Net
Assets
In-place leases	$77,698	$(50,714)	$26,984
Above market leases	24,599	(13,201)	11,398
Leasing costs	36,648	(21,326)	15,322
	$138,945	$(85,241)	$53,704
Liability
Below market leases	$14,073	$(10,137)	$3,936

The following is a summary of the acquired lease intangible amortization:

	Year Ended December 31,
	2025	2024	2023
Amortization expense related to in-place leases	$9,568	$9,942	$11,612
Amortization expense related to leasing costs	$4,449	$4,544	$5,079
Decrease in rental revenue related to above market leases	$2,918	$3,180	$3,384
Increase in rental revenue related to below market leases	$(2,271)	$(2,009)	$(2,332)

As of December 31, 2025, scheduled future aggregate net amortization of the acquired lease intangible assets and liabilities for each year ended December 31 is listed below:

	Net Decrease	Net Increase
	in Revenue	in Expense
2026	$(477)	$12,830
2027	(471)	9,408
2028	(779)	6,695
2029	(831)	4,196
2030	(648)	1,785
Thereafter	(615)	2,324
Total	$(3,821)	$37,238

For the year ended December 31, 2025, the weighted average amortization period for asset lease intangibles and liability lease intangibles are 2.8 years and 2.3 years, respectively.

Investment in Unconsolidated Joint Venture

As of December 31, 2025, the Company had one investment in an unconsolidated Joint Venture, which as of December 31, 2025 held investments in two properties located in North Carolina and Texas. The Company retains a 12.5% interest in the Joint Venture. The Company’s maximum exposure related to the Joint Venture is limited to the amount of its investment. The Joint Venture had total debt outstanding of $17.6 million as of December 31, 2025, all of which was non-recourse to the Company. For the year ended December 31, 2025, the Company recognized a loss of $150 from its equity interest in the net loss of the Joint Venture.

Note 4 – Credit Facility, Notes Payable and Derivative Instruments

Credit Facility

On October 8, 2025, the Operating Partnership, as borrower, and certain of its subsidiaries entered into an amended and restated $900 million unsecured syndicated credit facility with JPMorgan Chase Bank, N.A. as administrative agent (the “Credit Facility”). The Credit Facility consists of (i) $500 million of term loans, which include (a) a $350 million loan that is comprised of three term loans as follows: a $100 million term loan maturing in October 2029 (“Term Loan A-1”); a $100 million term loan maturing in October 2030 (“Term Loan A-2”); and a $150 million term loan maturing in April 2031 (“Term Loan A-3,” collectively the “Term Loan A Tranches”); and (b) a $150 million term loan maturing in February 2028 (“Term Loan B”), and (ii) a $400 million revolver maturing in October 2029 with two, six-month extension options available at the Company’s election (the “Revolver”). The Credit Facility also includes a $500 million accordion feature. Interest rates on amounts outstanding under the Credit Facility equal the term SOFR plus a borrowing spread based on the current pricing grid in the Credit Facility.

The Operating Partnership is subject to a number of financial covenants under the Credit Facility, including, among other things, the following as of the end of each fiscal quarter, (i) a maximum consolidated unsecured leverage ratio of less than 60%, (ii) a maximum consolidated secured leverage ratio of less than 30%, (iii) a maximum consolidated secured recourse leverage ratio of less than 10%, (iv) a minimum fixed charge coverage ratio of 1.50:1.00, (v) a minimum unsecured interest coverage ratio of 1.50:1.00, (vi) a maximum consolidated leverage ratio of less than 60%, and (vii) a minimum net worth of $595.6 million plus 75% of all net proceeds raised through equity offerings subsequent to June 30, 2025. As of December 31, 2025, management believed it complied with all of the financial and non-financial covenants contained in the Credit Facility.

The Company has entered into interest rate swaps to hedge its interest rate risk on the Term Loan A Tranches and Term Loan B through their respective maturities. For additional information see the “Derivative Instruments - Interest Rate Swaps” section herein.

During the year ended December 31, 2025, the Company borrowed $138,300 under the Credit Facility and repaid $111,725, for a net amount borrowed of $26,575. During the year ended December 31, 2024, the Company borrowed $143,800 under the Credit Facility and repaid $99,600, for a net amount borrowed of $44,200. Interest expense incurred on the Credit Facility was $28,193, $25,628, and $25,868 for the years ended December 31, 2025, 2024, and 2023, respectively.

As of December 2025 and 2024, the Company had the following outstanding borrowings under the Credit Facility:

	December 31, 2025	December 31, 2024
Revolver	$163,175	$136,600
Term Loan A Tranches (1)	350,000	350,000
Term Loan B	150,000	150,000
Credit Facility, gross	663,175	636,600
Less: Unamortized debt issuance costs	(10,476)	(4,868)
Credit Facility, net	$652,699	$631,732
(1)	The balance as of December 31, 2024 consisted of one term loan that was replaced by the Term Loan A tranches through the amended and restated Credit Facility on October 8, 2025.

Costs incurred related to the Credit Facility, net of accumulated amortization, are netted against the Company’s “Credit Facility, net of unamortized debt issuance costs” balance in the accompanying Consolidated Balance Sheets. During the year ended December 31, 2025, the Company paid $8,580 related to amendments and modifications to the Credit Facility, and no such costs were incurred during the year ended December 31, 2024. Amortization expense incurred was $2,972, $2,198, and $2,199 for the years ended December 31, 2025, 2024, and 2023, respectively, and is included in the “Interest Expense” line item in the accompanying Consolidated Statements of Operations.

Notes Payable, Net of Debt Issuance Costs

The Company, through certain of its wholly owned subsidiaries, entered into or assumed loans in connection with the acquisitions of the Rosedale and Toledo facilities. As of December 31, 2025 and 2024, the Company had the following outstanding borrowings under these loans:

	December 31, 2025	December 31, 2024
Rosedale loan (1)	$—	$13,158
Toledo loan (2)	1,153	1,263
Notes payable, gross	1,153	14,421
Unamortized debt issuance costs	—	(22)
Notes payable, net	$1,153	$14,399
(1)	The Rosedale loan had an annual interest rate of 3.85% and matured on July 31, 2025.
(2)	The Toledo loan has an annual interest rate of 5.0% and matures on July 30, 2033.

Amortization expense incurred related to the debt issuance costs on these loans was $22, $44, and $146, for the years ended December 31, 2025, 2024, and 2023, respectively, and is included in the “Interest Expense” line item in the accompanying Consolidated Statements of Operations. Additionally, in connection with the Cantor Loan defeasance $240 of unamortized debt issuance costs were written off during the year ended December 31, 2023, and included as a component of the “Loss on Extinguishment of Debt” line item in the accompanying Consolidated Statements of Operations.

On March 31, 2016, the Company entered into a $32,097 CMBS loan (the “Cantor Loan”). On December 6, 2023, the Company defeased the Cantor Loan in accordance with the provisions of the underlying loan agreement. The defeasance resulted in a total payment of $31,525 during the year ended December 31, 2023, which consisted of the payment of the outstanding principal balance on December 6, 2023 of $30,897 and transaction costs of $628. The transaction costs are included as a component of the “Loss on Extinguishment of Debt” line item in the accompanying Consolidated Statements of Operations. The total loss on extinguishment of debt during the year ended December 31, 2023, resulting from the defeasance was $868.

The Company made principal payments of $13,268 and $11,544 during the years ended December 31, 2025 and 2024, respectively. Interest expense incurred on these loans was $365, $819, and $2,680 for the years ended December 31, 2025, 2024, and 2023, respectively.

As of December 31, 2025, scheduled principal payments due for each year ended December 31 were as follows:

2026	$117
2027	124
2028	131
2029	139
2030	147
Thereafter	495
Total	$1,153

Derivative Instruments - Interest Rate Swaps

As of December 31, 2025, the Company had nine interest rate swaps that are used to manage its interest rate risk by fixing the SOFR component of its term loans through their maturities. Five of the Company’s interest rate swaps related to a term loan that was in place prior to the entry into the third amended and restated Credit Facility on October 8, 2025, with a combined notional value of $350 million. These five interest rate swaps remain in place and fix the SOFR component on that term loan through April 2026 at 1.36%. That term loan was replaced by the Term Loan A Tranches under the third amended and restated Credit Facility. Four of the Company’s interest rate swaps related to Term Loan B with a combined notional value of $150 million that fix the SOFR component on Term Loan B through January 2028 at 2.54%. In addition, the Company entered into seven forward starting interest rate swaps on October 7, 2025, with a combined notional value of $350 million that will be effective upon the April 2026 matruity of the existing five interest rate swaps discussed above. These forward starting interest rate swaps fully hedge the SOFR component of the Term Loan A Tranches through their respective maturities.

The Company records the swaps either as an asset or a liability measured at its fair value at each reporting period. When hedge accounting is applied, the change in the fair value of derivatives designated and that qualify as cash flow hedges is (i) recorded in accumulated other comprehensive income in the equity section of the Company’s Consolidated Balance Sheets and (ii) subsequently reclassified into earnings as interest expense for the period that the hedged forecasted transactions affect earnings. If specific hedge accounting criteria are not met, changes in the Company’s derivative instruments’ fair value are recognized currently as an adjustment to net income. As of December 31, 2025 and 2024, all of the Company’s swaps met the criteria for hedge accounting.

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

The fair value of the Company’s interest rate swaps was an asset of $6,102 and $18,613 as of December 31, 2025 and 2024, respectively. The balances are included in the “Derivative Assets” line item on the Company’s Consolidated Balance Sheets as of December 31, 2025 and 2024, respectively.

The table below details the components of the amounts presented on the accompanying Consolidated Statements of Comprehensive Income recognized on the Company’s interest rate swap agreements designated as cash flow hedges:

	Year Ended December 31,
	2025	2024	2023
Amount of gain recognized in other comprehensive loss	$(308)	$(10,683)	$(6,056)
Amount of gain reclassified from accumulated other comprehensive income into interest expense	12,819	17,195	15,605
Total change in accumulated other comprehensive income	$12,511	$6,512	$9,549

During the next twelve months, the Company estimates that an additional $3,822 will be reclassified as a decrease to interest expense. Additionally, during the years ended December 31, 2025, 2024, and 2023, the Company recorded total interest expense in its Consolidated Statements of Operations of $31,754, $28,689, and $30,893, respectively.

Weighted-Average Interest Rate and Term

The weighted average interest rate and term of the Company’s debt was 3.74% and 4.1 years, respectively, at December 31, 2025, compared to 3.75% and 2.0 years, respectively, as of December 31, 2024.

Note 5 –Equity

Preferred Stock

On November 20, 2025, the Company sold 2,050,000 shares of its Series B Cumulative Redeemable Preferred Stock, $0.001 par value per share, with a liquidation preference of $25 per share, inclusive of 50,000 shares issued in connection with the underwriters’ exercise of their over-allotment option. The Company may, at its option, redeem the Series B Preferred Stock for cash in whole or in part, from time to time, at any time on or after November 20, 2030, at a cash redemption price of $25 per share, plus accrued and unpaid dividends. The Series B Preferred Stock generally has no voting rights, except for limited voting rights if the Company fails to pay dividends for six quarterly periods and on certain fundamental matters that may affect the preference or special rights of the Series B Preferred Stock. The issuance resulted in aggregate gross proceeds of $51.3 million. After deducting underwriting discounts and advisory fees of $1.6 million, and expenses paid by the Company that were directly attributable to the offering of $0.5 million (which are both treated as a reduction of the “Preferred Stock” balance on the accompanying Consolidated Balance Sheets), the Company’s Series B preferred stock balance as of December 31, 2025 was $49.1 million. The net proceeds received from the transaction were primarily used to repay borrowings on the Company’s Revolving Credit Facility. The Company assessed the characteristics of the Series B Preferred Stock in accordance with the provisions of ASC Topic 480 – “Distinguishing Liabilities from Equity,” and concluded that the Series B Preferred Stock is classified as permanent equity.

The Company’s charter authorizes the issuance of 10,000,000 shares of preferred stock, par value $0.001 per share. As of December 31, 2025 and 2024, there were 3,105,000 shares of Series A Cumulative Redeemable Preferred Stock (“Series A Preferred Stock”), issued and outstanding, and 2,050,000 shares of Series B Cumulative Redeemable Preferred Stock (“Series B Preferred Stock”), issued and outstanding. Each of the Series A Preferred Stock and Series B Preferred Stock has a liquidation preference of $25 per share.

Series A Preferred stock dividend activity for the years ended December 31, 2025 and 2024 is summarized in the following table:

		Applicable		Quarterly		Dividends
Date Announced	Record Date	Quarter	Payment Date	Dividend		per Share

December 12, 2023	January 15, 2024	Q4 2023	January 31, 2024	$1,455		$0.46875
March 7, 2024	April 15, 2024	Q1 2024	April 30, 2024	$1,455		$0.46875
June 6, 2024	July 15, 2024	Q2 2024	July 31, 2024	$1,455		$0.46875
September 5, 2024	October 15, 2024	Q3 2024	October 31, 2024	$1,455		$0.46875
December 4, 2024	January 15, 2025	Q4 2024	January 31, 2025	$1,455		$0.46875
February 27, 2025	April 15, 2025	Q1 2025	April 30, 2025	$1,455		$0.46875
May 28, 2025	July 15, 2025	Q2 2025	July 31, 2025	$1,455		$0.46875
September 3, 2025	October 15, 2025	Q3 2025	October 31, 2025	$1,455		$0.46875
December 4, 2025	January 15, 2026	Q4 2025	February 2, 2026	$1,455	(1)	$0.46875
(1)	Two months of this amount, equal to $970, was accrued at December 31, 2025.

The holders of the Series A Preferred Stock are entitled to receive dividend payments only when, as and if declared by the Board (or a duly authorized committee of the Board). The Series A Preferred Stock dividends will accrue or be payable in cash from the original issue date, on a cumulative basis, quarterly in arrears on each dividend payment date at a fixed rate per annum equal to 7.50% of the liquidation preference of $25.00 per share (equivalent to $1.875 per share on an annual basis). Dividends on the Series A Preferred Stock are cumulative and accrue whether or not (i) funds are legally available for the payment of those dividends, (ii) the Company has earnings or (iii) those dividends are declared by the Board. The Series A Preferred Stock may be partially or fully redeemed by the Company. The quarterly dividend payment dates on the Series A Preferred Stock are January 31, April 30, July 31 and October 31 of each year. During each of the years ended December 31, 2025 and 2024, the Company paid preferred dividends of $5,822.

Series B Preferred stock dividend activity for the year ended December 31, 2025 is summarized in the following table:

		Applicable		Quarterly		Dividends
Date Announced	Record Date	Quarter	Payment Date	Dividend		per Share

December 4, 2025	January 15, 2026	Q4 2025	February 2, 2026	$795	(1)	$0.38800
(1)	Consists of the initial, pro-rata dividend for the period from original issuance on November 20, 2025, through January 30, 2026. Had the Series B Preferred Stock been outstanding for a full quarter, the amount of the quarterly dividend per share would have been $0.50. A portion of this amount, equal to $458, was accrued at December 31, 2025.

The holders of the Series B Preferred Stock are entitled to receive dividend payments only when, as and if declared by the Board (or a duly authorized committee of the Board). The Series B Preferred Stock dividends will accrue or be payable in cash from the original issue date, on a cumulative basis, quarterly in arrears on each dividend payment date at a fixed rate per annum equal to 8.00% of the liquidation preference of $25.00 per share (equivalent to $2.00 per share on an annual basis). Dividends on the Series B Preferred Stock are cumulative and accrue whether or not (i) funds are legally available for the payment of those dividends, (ii) the Company has earnings or (iii) those dividends are declared by the Board. The Series B Preferred Stock may be partially or fully redeemed by the Company beginning in November 2030. The quarterly dividend payment dates on the Series B Preferred Stock are January 31, April 30, July 31 and October 31 of each year.

Common Stock

After the impact of the Reverse Stock Split, the Company has 100,000,000 authorized shares of common stock, $0.001 par value. And as of December 31, 2025 and 2024, there were 13,234,830 and 13,374,245 outstanding shares of common stock, respectively, on a split-adjusted basis.

Common stock dividend activity for the years ended December 31, 2025 and 2024 is summarized in the following table:

		Applicable		Dividend	Dividends
Date Announced	Record Date	Quarter	Payment Date	Amount(1)	per Share(2)

December 12, 2023	December 27, 2023	Q4 2023	January 9, 2024	$14,819	$1.05
March 7, 2024	March 22, 2024	Q1 2024	April 9, 2024	$14,901	$1.05
June 6, 2024	June 21, 2024	Q2 2024	July 9, 2024	$14,912	$1.05
September 5, 2024	September 20, 2024	Q3 2024	October 8, 2024	$15,109	$1.05
December 4, 2024	December 20, 2024	Q4 2024	January 8, 2025	$15,164	$1.05
February 27, 2025	March 21, 2025	Q1 2025	April 9, 2025	$15,234	$1.05
May 28, 2025	June 20, 2025	Q2 2025	July 9, 2025	$10,890	$0.75
September 3, 2025	September 29, 2025	Q3 2025	October 15, 2025	$10,914	$0.75
December 4, 2025	December 19, 2025	Q4 2025	January 9, 2026	$10,839	$0.75
(1)	Includes dividends on granted LTIP Units and OP Units issued to third parties.
(2)	Dividend per Share amounts are shown on a split-adjusted basis.

During the years ended December 31, 2025 and 2024, the Company paid total dividends on its common stock, LTIP Units, and OP Units in the aggregate amount of $52.3 million and $59.9 million, respectively.

As of December 31, 2025 and 2024, the Company had accrued dividend balances of $216 and $386 for dividends payable on the aggregate annual and long-term LTIP Units that are subject to retroactive receipt of dividends on the amount of LTIP Units ultimately earned. During the year ended December 31, 2025, dividends accrued relating to these units decreased by $65 and dividends paid related to these units were $105. During the year ended December 31, 2024, $168 of dividends were accrued and $127 of dividends were paid related to these units.

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

Capital Raising Activity

In January 2024, the Company and the Operating Partnership implemented a $300 million “at-the-market” equity offering program, pursuant to which the Company may offer and sell (including through forward sales), from time to time, shares of its common stock (the “2024 ATM Program”). During the year ended December 31, 2025, no shares were sold under the 2024 ATM Program. During the year ended December 31, 2024, the Company generated gross proceeds of $12.0 million through ATM equity issuances of 240,885 shares of the Company’s common stock at a weighted average offering price of $49.75 per share after adjusting to reflect the impact of the Reverse Stock Split.

Common Stock Repurchase Program

In August 2025, the Board approved a $50 million common stock repurchase program (the “Stock Repurchase Program”). Under the Stock Repurchase Program, the Company may purchase up to $50 million of its outstanding shares of common stock from time to time in the open market, including through block purchases, through privately negotiated transactions or pursuant to any Rule 10b5-1 trading plan, in accordance with applicable securities laws. The specific timing, price and size of purchases will depend on prevailing stock prices, general economic and market conditions and other considerations. The Stock Repurchase Program does not obligate the Company to repurchase any dollar amount or number of shares of its common stock and may be suspended or discontinued at any time. During the year ended December 31, 2025, the Company repurchased 175,634 shares of its common stock at a weighted average purchase price of $34.16 per share and an aggregate purchase price of $6.0 million.

Reverse Stock Split

In August 2025, the Board approved the Reverse Stock Split. The Reverse Stock Split was completed on September 19, 2025. As a result of the Reverse Stock Split, on September 19, 2025, every five issued and outstanding shares of the Company’s common stock was converted into one share of its common stock, with a proportionate reduction in the Company’s (i) authorized shares of common stock from 500 million shares to 100 million shares, (ii) outstanding equity awards, (iii) number of shares remaining available for issuance under the Company’s 2016 Equity Incentive Plan, as amended, and (iv) outstanding common units of the Operating Partnership. The par value of each share of the Company’s common stock remained unchanged. Trading in the Company’s common stock on a split adjusted basis began at the market open on September 22, 2025. The Reverse Stock Split reduced the number of shares outstanding on September 19, 2025 from 67,036,790 to 13,407,358, excluding fractional shares. All common share and unit and per common share and unit amounts in these condensed consolidated financial statements and notes thereto and applicable disclosures have been retrospectively adjusted for all periods presented to reflect the Reverse Stock Split. Additionally, for all previously reported periods the Company’s Common Stock balance decreased by approximately 55,000 and Additional Paid-In Capital balance increased by the same amount, resulting in no change in the Company’s total equity balances.

The Company’s common stock continues to trade on the New York Stock Exchange but was assigned a new CUSIP number in connection with the Reverse Stock Split. No fractional shares were issued in connection with the Reverse Stock Split. Instead, each stockholder that otherwise would have received fractional shares received, in lieu of such fractional shares, cash in an amount based on the closing price of the Company’s common stock on the New York Stock Exchange on September 19, 2025. The Reverse Stock Split resulted in approximately 60 fractional shares, for which cash payments totaling approximately two thousand dollars were paid in lieu of issuing such fractional shares. The two thousand dollars paid was treated as a reduction of the Company’s Additional Paid-In Capital balance as of December 31, 2025. The Reverse Stock Split applied to all of the outstanding shares of the Company’s common stock as of September 19, 2025, and therefore did not affect any stockholder’s ownership percentage of shares of the Company’s common stock, except for de minimis changes resulting from the payment of cash in lieu of fractional shares.

OP Units

During the year ended December 31, 2025, the Operating Partnership did not issue any OP Units and redeemed 5,000 OP Units (adjusted to reflect the impact of the Reverse Stock Split). During the year ended December 31, 2024, the Operating Partnership did not issue or redeem any OP Units.

The OP Unit value at issuance and redemption is based on the Company’s closing share price on the date of the respective transaction and is included as a component of noncontrolling interest equity in the Company’s Consolidated Balance Sheets as of December 31, 2025 and 2024. The Company has sufficient shares of common stock authorized pursuant to its charter to cover the redemption of outstanding OP Units.

Note 6 –Related Party Transactions

Related Party Balances

The due from related parties balance as of December 31, 2025 and 2024 was $162 and $270, respectively. These balances primarily consist of taxes paid on behalf of LTIP Unit and OP Unit holders that are reimbursable to the Company as well as funds owed to the Company from the Joint Venture for management fees earned by the Company. The Company had no amounts due to related parties as of December 31, 2025 and 2024.

Note 7 – Stock-Based Compensation

2016 Equity Incentive Plan

The 2016 Equity Incentive Plan, as amended (the “Plan”), is intended to assist the Company and its affiliates in recruiting and retaining employees of the Company, members of the Board, executive officers of the Company, and individuals who provide services to the Company and its affiliates.

The Plan is intended to permit the grant of both qualified and non-qualified options and the grant of stock appreciation rights, restricted stock, unrestricted stock, awards of restricted stock units, performance awards and other equity-based awards (including LTIP

Units). Based on the grants outstanding as of December 31, 2025, there were 266,867 shares of common stock that remain available to be granted under the Plan. Units subject to awards under the Plan that are forfeited, cancelled, lapsed, or otherwise expired (excluding shares withheld to satisfy exercise prices or tax withholding obligations) are available for grant.

Time-Based Grants

During the year ended December 31, 2025, the following LTIP Units were issued by the Company:

		Number of
		Units Issued
Date	Description	(thousands)	Vesting Dates

February 26, 2025	Final awards under the 2024 Annual Incentive Plan	25	50% on February 26, 2025; and
			50% on February 26, 2026

February 26, 2025	Time-based awards under the 2025 Long-Term Incentive Plan	41	100% on February 26, 2028

May 14, 2025	Annual awards to independent directors	12	100% on May 14, 2026

June 23, 2025	New Chief Executive Officer and President signing grant (1)	32	100% on June 23, 2028

October 1, 2025	Discretionary grant	3	33.33% on October 1, 2026;
			33.33% on October 1, 2027; and
			33.33% on October 1, 2028

December 17, 2025	Discretionary grant	1	33.33% on December 17, 2026;
			33.33% on December 17, 2027; and
			33.33% on December 17, 2028
(1)	Represents a one-time award of LTIP Units in connection with the appointment of the Company’s new Chief Executive Officer and President, effective June 23, 2025. The number of LTIP Units was based on the volume-weighted average closing price (VWAP) of the Company’s common stock reported on the New York Stock Exchange for the 20 trading days ending on the grant date.

During the year ended December 31, 2025, certain participants redeemed an aggregate of 31,270 vested LTIP Units for the Company’s common stock, and none of the previously granted LTIP units were forfeited. A detail of the Company’s outstanding time-based LTIP Units as of December 31, 2025 is as follows (in thousands):

Vested units	540
Unvested units	162
LTIP Units outstanding as of December 31, 2025	702

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

During the year ended December 31, 2025, two 2023 Long-Term Awards and seven 2024 Long-Term Awards were forfeited. A detail of the Performance Awards under the 2023, 2024 and 2025 programs as of December 31, 2025 is as follows (in thousands):

2023 Long-Term Awards	29
2024 Long-Term Awards	39
2025 Annual Awards (1)	36
2025 Long-Term Awards (2)	33
Total target Performance Awards as of December 31, 2025	137
(1)	Approved by the Board on February 26, 2025, with the exception of five awards for the new Chief Executive Officer and President approved by the Board on June 20, 2025 with an award date of June 23, 2025. The number of target LTIP Units was based on the average closing price of the Company’s common stock reported on the New York Stock Exchange over the 15 trading days preceding the award date.
(2)	Approved by the Board on February 26, 2025. The number of target LTIP Units was based on the fair value of the Long-Term Awards as determined by an independent valuation consultant.

Annual Awards. The Annual Awards are subject to the terms and conditions of LTIP Annual Award Agreements (“LTIP Annual Award Agreements”) between the Company and each grantee.

The Compensation Committee of the Board (the “Compensation Committee”) and the Board established performance goals for the year ending December 31, 2025, as set forth in the 2025 LTIP Annual Award Agreements (the “Performance Goals”) that will be used to determine the number of LTIP Units earned by each grantee. Cumulative stock-based compensation expense during the year ended December 31, 2025 reflects management’s estimate of the probability of the number of these awards that will be earned. As soon as reasonably practicable following the end of the performance period, the Compensation Committee and the Board will determine the extent to which the Company has achieved each of the Performance Goals (expressed as a percentage) and, based on such determination, will calculate the number of LTIP Units that each grantee is entitled to receive. Each grantee may earn up to 150% of the number of his/her target LTIP Units. Any 2025 Annual Award LTIP Units that are not earned will be forfeited and cancelled.

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

The Company incurred stock compensation expense of $4,496, $5,102, and $4,242, for the years ended December 31, 2025, 2024, and 2023, respectively, related to the grants awarded under the Plan. Compensation expense is included within “General and Administrative” expense in the Company’s Consolidated Statements of Operations.

As of December 31, 2025, total unamortized compensation expense related to these awards of approximately $5.3 million is expected to be recognized over a weighted average remaining period of 1.5 years.

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

The Company recognized $147,682 and $138,410 of rental revenue related to operating lease payments for the years ended December 31, 2025 and 2024, respectively. Of these amounts $7,354 and $7,737, respectively, relate to variable rental revenue.

The aggregate annual cash to be received by the Company on the noncancelable operating leases related to its portfolio as of December 31, 2025 is as follows for the subsequent years ended December 31:

2026	$122,266
2027	111,053
2028	100,426
2029	87,011
2030	66,166
Thereafter	228,275
Total	$715,197

Information as Lessee

The Company recorded a right of use asset and liability during the year ended December 31, 2025 for the five acquisitions completed during that period that have buildings located on land that is subject to ground leases. The Company used a discount rate of approximately 5.9% to record the right of use asset and liability for these ground leases, which approximated its incremental borrowing rate at the date of acquisition. During the year ended December 31, 2025, the Company incurred interest expense of $202 from ground leases that were classified as financing leases. Including these buildings, the Company has 12 buildings located on land that is subject to ground leases with a weighted average remaining term of approximately 44 years. Rental payments on these leases are adjusted periodically based on either the CPI or on a pre-determined schedule. The monthly payments on a pre-determined schedule are recognized on a straight-line basis over the terms of the respective leases. Changes in the CPI are not estimated as part of our measurement of straight-line rental expense. Some of the Company’s ground leases contain extension options and, where we determined it was reasonably certain that an extension would occur, they were included in our calculation of the right of use asset and liability. The Company recognized approximately $356 and $197 of ground lease expense during the years ended December 31, 2025 and 2024, respectively, of which $272 and $147 was paid in cash.

The following table sets forth the undiscounted cash flows of our scheduled obligations for future lease payments on operating ground leases at December 31, 2025 and a reconciliation of those cash flows to the operating lease liability at December 31, 2025:

2026	$1,134
2027	1,150
2028	1,174
2029	1,193
2030	1,211
Thereafter	25,988
Total	31,850
Discount	(18,412)
Lease liability	$13,438

Tenant Concentration

During the year ended December 31, 2025, the Company’s rental revenues were derived from 312 tenants leasing 189 buildings. During this period there were no tenants with rental revenue that exceeded 10% of the Company’s rental revenue.

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

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to ensure that the information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to management, including the principal executive officer (our Chief Executive Officer) and principal financial officer (our Chief Financial Officer) as appropriate, to allow timely decisions regarding required disclosures. Our Chief Executive Officer (our “CEO”) and Chief Financial Officer (our “CFO”) evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2025. Based on that evaluation, our CEO and CFO concluded that, as of the end of the period covered by this Report, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of 2025 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Under the supervision of management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal controls over financial reporting were effective as of December 31, 2025.

Deloitte & Touche LLP, an independent registered public accounting firm, audited our consolidated financial statements included in this Annual Report on Form 10-K and our internal control over financial reporting, and that firm’s report on our internal control over financial reporting is set forth below.

March 2, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Chiron Real Estate Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Chiron Real Estate Inc. and subsidiaries (the “Company”) as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025, of the Company and our report dated March 2, 2026, expressed an unqualified opinion on those financial statements.

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

March 2, 2026

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

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	Financial Statements

(a)(2)	Financial Statement Schedule

SCHEDULE III

CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION

(dollars in thousands)

				Costs Capitalized								Life on
				Subsequent to								Which
		Initial Costs		Acquisition		Gross Value at Close of Period						Depreciation
												in Income
	Encumb-	Land &	Building	Land &	Building	Land &	Building	Total	Accumulated	Year Built	Year	Statement is
Description	rances	Improv	& Improv	Improv	& Improv	Improv	& Improv	Assets	Depreciation	/ Renov	Acquired	Computed
Omaha-LTACH		$—	$21,867	$—	$—	$—	$21,867	$21,867	$6,325	2008	2014	(1)
Asheville-ASC		572	1,934	293	1,034	865	2,968	3,833	694	2002	2014	(1)
Pittsburgh-MOB/ASC		1,287	10,322	—	—	1,287	10,322	11,609	2,649	2006	2015	(1)
Memphis-MOB/ASC		2,705	17,451	(485)	(1,590)	2,220	15,861	18,081	3,574	(4)	2015	(1)
Plano-Surgical Hospital		1,050	16,696	—	—	1,050	16,696	17,746	4,143	2013	2016	(1)
Westland-MOB/ASC		230	4,520	—	330	230	4,850	5,080	1,117	2009	2016	(1)
Reading-MOB/ASC		1,440	7,940	—	22	1,440	7,962	9,402	1,876	1992/2002	2016	(1)
East Orange-MOB		2,150	10,112	—	523	2,150	10,635	12,785	2,405	1996	2016	(1)
Watertown- MOB/ Imaging		1,100	8,002	509	378	1,609	8,380	9,989	1,985	2011/2015	2016	(1)(3)
Sandusky-MOB		791	10,710	—	—	791	10,710	11,501	2,769	(5)	2016/2017	(1)
Altoona-IRF		1,184	18,505	—	—	1,184	18,505	19,689	4,650	2000	2016	(1)(2)(3)
Mechanicsburg-IRF		810	21,451	—	—	810	21,451	22,261	5,263	2011	2016	(1)(2)(3)
Mesa-IRF		3,620	16,265	—	—	3,620	16,265	19,885	4,643	2011	2016	(1)(2)(3)
Lewisburg-MOB/ Imaging		681	6,114	—	57	681	6,171	6,852	1,844	2006	2017	(1)(2)(3)
Cape Coral-MOB		353	7,017	—	—	353	7,017	7,370	1,257	2007	2017	(1)(3)
Las Cruces-MOB		397	4,618	40	69	437	4,687	5,124	1,205	2012	2017	(1)
Clermont-MOB		145	4,422	—	35	145	4,457	4,602	910	2014	2017	(1)(2)(3)
Brockport-MOB		693	7,097	—	—	693	7,097	7,790	2,046	2011	2017	(1)(2)(3)
Flower Mound-ASC		730	3,155	—	—	730	3,155	3,885	912	2014	2017	(1)(2)(3)
Sherman-IRF/ LTACH		1,601	25,011	—	2,447	1,601	27,458	29,059	6,016	2009	2017	(1)(2)
Lubbock-MOB		1,566	5,725	—	—	1,566	5,725	7,291	1,903	2004	2017	(1)(2)(3)
Austin-IRF		7,223	29,616	—	—	7,223	29,616	36,839	6,339	2012	2017	(1)(2)(3)
Albertville-MOB		1,154	4,444	198	40	1,352	4,484	5,836	2,019	2007	2017	(1)(2)(3)
Moline-MOB/ASC		854	9,237	—	—	854	9,237	10,091	2,561	2004	2017	(1)(2)(3)
Lee’s Summit-MOB		571	2,929	—	306	571	3,235	3,806	1,189	2007	2017	(1)(2)(3)
Amarillo-MOB		1,437	7,254	—	—	1,437	7,254	8,691	1,319	2011	2017	(1)
Wyomissing-MOB		487	5,250	—	—	487	5,250	5,737	934	2004	2017	(1)
Saint George-MOB/ASC		435	5,372	—	138	435	5,510	5,945	1,089	1997	2017	(1)
Silvis-MOB		249	5,862	39	994	288	6,856	7,144	2,226	1997/2006	2018	(1)(2)(3)
Fremont-MOB		162	8,335	—	—	162	8,335	8,497	1,566	2018	2018	(1)
Gainesville-MOB/ASC		625	9,885	—	794	625	10,679	11,304	2,105	2002	2018	(1)
East Dallas-Acute Hospital		6,272	17,012	—	1,450	6,272	18,462	24,734	5,034	1994	2018	(1)
Orlando-MOB		3,075	11,944	—	513	3,075	12,457	15,532	3,021	2007/2008/2009	2018	(1)(2)(3)
Belpre-MOB/ Imaging/ER/ ASC		3,997	53,520	—	—	3,997	53,520	57,517	11,281	2011/2013/2014/2017	2018	(1)(2)(3)

McAllen-MOB	1,099	4,296	—	—	1,099	4,296	5,395	1,073	2000	2018	(1)
Bountiful-MOB	720	4,185	—	109	720	4,294	5,014	837	2004	2018	(1)(2)
Cincinnati-MOB	1,823	1,811	128	301	1,951	2,112	4,063	980	2016	2018	(1)(2)(3)
Melbourne Pine-Cancer Center	732	5,980	—	1,031	732	7,011	7,743	1,532	1993	2018	(1)(2)(3)
Southern IL-MOB	1,830	12,660	133	603	1,963	13,263	15,226	2,694	(6)	2018	(1)
Vernon-MOB/ Dialysis/ Administrative	1,166	9,929	—	—	1,166	9,929	11,095	2,365	1993/1999	2018	(1)
Corona	1,601	14,689	—	—	1,601	14,689	16,290	2,571	2009	2018	(1)
Zachary-LTACH	103	3,745	—	—	103	3,745	3,848	781	2015	2019	(1)(2)(3)
Chandler -MOB/ASC	4,616	11,643	—	75	4,616	11,718	16,334	2,401	2004/2007/2015	2019	(1)
Surprise-IRF	1,966	22,856	38	—	2,004	22,856	24,860	5,293	2015	2019	(1)(2)(3)
Las Vegas-IRF	2,723	17,482	—	—	2,723	17,482	20,205	5,210	2007	2019	(1)(2)(3)
Oklahoma Northwest-IRF	2,507	22,545	122	6,814	2,629	29,359	31,988	6,107	2012	2019	(1)(2)(3)
San Marcos-Cancer Center	2,448	7,338	—	—	2,448	7,338	9,786	1,568	2009	2019	(1)(2)(3)
Lansing Patient-MOB /ASC	1,387	8,348	225	808	1,612	9,156	10,768	2,435	1997/2000/2002	2019	(1)(2)(3)
Bannockburn-MOB	895	4,700	162	1,200	1,057	5,900	6,957	2,464	1999	2019	(1)(2)(3)
Livonia-MOB/Urgent Care	1,181	8,071	85	1,737	1,266	9,808	11,074	3,041	1995	2019	(1)(2)(3)
Gilbert-MOB/ASC	2,470	2,389	—	—	2,470	2,389	4,859	660	2006	2019	(1)(2)(3)
Morgantown-Office	1,256	5,792	—	—	1,256	5,792	7,048	1,295	2019	2019	(1)(2)(3)
Beaumont-Surgical Hospital	3,421	25,872	—	938	3,421	26,810	30,231	4,531	2013	2019	(1)(2)(3)
Bastrop-Freestanding ED	2,039	8,712	—	27	2,039	8,739	10,778	1,734	2012	2019	(1)(2)(3)
Jacksonville-MOB	—	5,019	—	—	—	5,019	5,019	768	2003/2004	2019	(1)
Greenwood-MOB/ASC	892	4,956	—	—	892	4,956	5,848	1,189	1986	2019	(1)
Clinton-MOB/ASC	1,006	8,129	597	1,712	1,603	9,841	11,444	4,523	1964	2020	(1)(2)(3)
West Allis-MOB	1,111	7,785	—	—	1,111	7,785	8,896	1,492	1999	2020	(1)(2)(3)
Grand Rapids-MOB/ASC	3,421	17,810	292	519	3,713	18,329	22,042	4,573	1988/1992/2000/2006	2020	(1)(2)(3)
Dumfries-MOB	2,886	14,863	—	—	2,886	14,863	17,749	6,511	2019	2020	(1)(2)(3)
Centerville -MOB	160	4,410	—	—	160	4,410	4,570	698	2018	2020	(1)(2)(3)
Fairfax-MOB	7,112	9,621	—	964	7,112	10,585	17,697	3,290	2019	2020	(1)(2)(3)
Rosedale-MOB	3,423	17,646	—	240	3,423	17,886	21,309	3,784	2014/2017	2020	(1)(2)(3)
Lancaster-Plasma Center	805	4,385	—	—	805	4,385	5,190	761	2009	2020	(1)(2)(3)
Winston Salem-MOB	1,778	6,714	—	—	1,778	6,714	8,492	1,389	2009	2020	(1)(2)(3)
Decatur-MOB	1,626	2,706	134	115	1,760	2,821	4,581	598	2010	2020	(1)(2)(3)
Jackson-MOB	895	4,730	68	7	963	4,737	5,700	820	2009	2020	(1)(2)(3)
Sheboygan-MOB	583	6,223	—	—	583	6,223	6,806	1,071	2005	2020	(1)(2)(3)
Plymouth-MOB	758	5,214	—	—	758	5,214	5,972	819	2010	2020	(1)(2)(3)
Spring Hill-MOB/Img	3,893	12,954	83	233	3,976	13,187	17,163	2,623	2002/2013/2017/2019	2020	(1)(2)(3)
Cape Girardeau-ASC	1,223	4,865	—	—	1,223	4,865	6,088	932	2002	2020	(1)(2)(3)
Yuma-MOB	1,349	4,989	—	11	1,349	5,000	6,349	1,016	2013	2020	(1)(2)(3)
Las Vegas-MOB/ASC	311	6,813	—	82	311	6,895	7,206	858	2007/2015	2020	(1)
Pensacola-MOB/ASC	2,118	6,153	—	129	2,118	6,282	8,400	1,437	1985/1997	2020	(1)(2)(3)
Venice-MOB	1,896	4,537	22	373	1,918	4,910	6,828	1,053	2008	2020	(1)(2)(3)
El Paso-MOB	970	7,709	39	216	1,009	7,925	8,934	1,228	2008	2021	(1)(2)(3)
West El Paso-MOB/ASC	995	7,727	22	—	1,017	7,727	8,744	1,176	2015/2018	2021	(1)(2)(3)
Syracuse-MOB	744	4,880	25	101	769	4,981	5,750	940	2012	2021	(1)(2)(3)
Fort Worth-Behavioral Hospital	1,960	13,453	—	—	1,960	13,453	15,413	1,838	2013	2021	(1)(2)(3)
Port Saint Lucie-MOB/ASC	660	3,767	—	68	660	3,835	4,495	789	1990	2021	(1)(2)(3)
Dallas-MOB/ASC	3,165	3,062	16	168	3,181	3,230	6,411	753	1989	2021	(1)(2)(3)
Cape Coral-MOB	6,103	21,287	—	118	6,103	21,405	27,508	4,166	1991/1999/2004/2007	2021	(1)(2)(3)
East Grand Forks-MOB	1,123	7,063	—	90	1,123	7,153	8,276	1,885	2004	2021	(1)(2)(3)
Tallahassee-MOB	919	7,107	32	511	951	7,618	8,569	1,221	2002	2021	(1)(2)(3)
Caledonia-MOB	648	2,765	—	—	648	2,765	3,413	469	2007	2021	(1)(2)(3)
Forsyth-MOB/Imaging	1,902	10,083	234	236	2,136	10,319	12,455	1,857	2003	2021	(1)(2)(3)
Munster-MOB/ASC	941	4,842	70	156	1,011	4,998	6,009	984	2005	2021	(1)(2)(3)
Athens-MOB	622	4,169	—	551	622	4,720	5,342	702	2003	2021	(1)(2)(3)
Hialeah-MOB	264	10,349	—	857	264	11,206	11,470	2,621	2019	2021	(1)(2)(3)
Mentor-MOB	2,603	6,544	128	477	2,731	7,021	9,752	1,365	1991	2021	(1)(2)(3)
Athens 200-MOB	369	1,470	—	138	369	1,608	1,977	330	2000	2021	(1)(2)(3)
Lemoyne-MOB/Imaging	412	4,020	—	—	412	4,020	4,432	683	1990/2000	2021	(1)(2)(3)
Gainesville-MOB	631	4,098	70	424	701	4,522	5,223	918	2006	2022	(1)(2)(3)
Grand Rapids Paris-MOB	1,459	5,246	31	393	1,490	5,639	7,129	1,166	2004	2022	(1)(2)(3)
Sarasota-MOB	831	4,034	—	123	831	4,157	4,988	735	2013	2022	(1)(2)(3)
Greenwood-MOB	1,122	4,692	144	755	1,266	5,447	6,713	1,060	2007	2022	(1)(2)(3)
Fairbanks-MOB/ASC	1,997	13,016	38	187	2,035	13,203	15,238	1,829	2010	2022	(1)(2)(3)
Rocky Point-MOB/ASC/Imaging	836	6,534	—	67	836	6,601	7,437	1,054	2006/2007	2022	(1)(2)(3)
Fairfax Hamaker-MOB	4,410	13,548	—	4,127	4,410	17,675	22,085	2,864	1986	2022	(1)(2)(3)
Lee's Summit-MOB/ASC	1,431	4,512	127	149	1,558	4,661	6,219	840	2003	2022	(1)(2)(3)
Lexington-MOB/Cancer Center	2,049	11,905	296	944	2,345	12,849	15,194	1,843	1996/2000/2006/2009	2022	(1)(2)(3)
Toledo Ohio-MOB/ASC	3,581	12,613	17	1,690	3,598	14,303	17,901	3,001	1997	2022	(1)(2)(3)
Lake Geneva-MOB	585	4,842	101	119	686	4,961	5,647	731	1999	2022	(1)(2)(3)
Glenview-MOB/Retail	1,688	6,536	47	612	1,735	7,148	8,883	1,176	2003	2022	(1)(2)(3)
Canandaigua-MOB	948	11,606	—	245	948	11,851	12,799	1,683	2010/2013	2022	(1)(2)(3)
Hermitage-MOB	548	4,118	10	261	558	4,379	4,937	729	2000	2022	(1)(2)(3)
Redding-MOB/ASC	945	4,119	—	—	945	4,119	5,064	529	1981	2023	(1)(2)(3)
Spartanburg-MOB	1,058	3,003	—	—	1,058	3,003	4,061	229	2006	2024	(1)(2)(3)
Clinton-MOB	1,126	5,085	—	—	1,126	5,085	6,211	285	2016	2024	(1)(2)(3)

Westland-MOB	1,077	3,729	—	—	1,077	3,729	4,806	264	1994	2024	(1)(2)(3)
Minot-MOB	1,080	7,427	—	—	1,080	7,427	8,507	408	2011	2024	(1)(2)(3)
Cerritos-MOB	3,532	1,349	—	—	3,532	1,349	4,881	149	1986	2024	(1)(2)(3)
Sarasota-ASC	643	4,681	—	—	643	4,681	5,324	267	2002	2024	(1)(2)(3)
Venice-MOB	1,226	3,017	—	—	1,226	3,017	4,243	127	2020	2024	(1)(2)(3)
Ruskin-MOB	270	1,489	—	—	270	1,489	1,759	75	2004	2024	(1)(2)(3)
2101 Bradenton-MOB	1,019	1,437	—	—	1,019	1,437	2,456	109	1983	2024	(1)(2)(3)
2203 Bradenton-MOB	443	950	—	—	443	950	1,393	71	2002	2024	(1)(2)(3)
6807 Bradenton-ASC	1,247	694	—	—	1,247	694	1,941	51	1995	2024	(1)(2)(3)
6002 Bradenton-ASC	1,791	3,175	—	—	1,791	3,175	4,966	216	1984	2024	(1)(2)(3)
Conway-MOB	2,619	7,786	—	—	2,619	7,786	10,405	421	2007	2024	(1)(2)(3)
Little Rock-MOB	1,613	6,863	—	—	1,613	6,863	8,476	362	2012	2024	(1)(2)(3)
Russellville-MOB	1,304	4,227	—	—	1,304	4,227	5,531	244	2010	2024	(1)(2)(3)
Carondelet-MOB	—	14,601	—	—	-	14,601	14,601	873	2008	2025	(1)(2)(3)
Silverbell-MOB	—	9,455	—	14	-	9,469	9,469	574	2009	2025	(1)(2)(3)
Slippery Rock-MOB	455	4,104	—	8	455	4,112	4,567	220	2011	2025	(1)(2)(3)
Clive-MOB	507	12,995	—	—	507	12,995	13,502	1,228	1990	2025	(1)(2)(3)
DesMoines-MOB/ASC/Cancer	182	22,206	—	—	182	22,206	22,388	1,542	1987	2025	(1)(2)(3)

Totals	$191,528	$1,113,148	$4,130	$39,373	$195,658	$1,152,521	$1,348,179	$239,526
(1)	Estimated remaining useful life for buildings is 7 to 44 years and building improvements is 1 to 50 years.
(2)	Estimated remaining useful life for tenant improvements is 1 to 15 years.
(3)	Estimated remaining useful life for site improvements is 1 to 50 years.
(4)	Years of: 2011, 2009, 2006, 2003, 2001, and 1984.
(5)	Years of: 2017, 2000, 1998, 1982, and 1953.
(6)	Years of: 2016, 2015, 2014, 2012, 2006, and 2002.

The cost basis for income tax purposes of aggregate gross land, building, site improvements, and tenant improvements as of December 31, 2025 was $1,459 million.

	Year Ended December 31,
	2025	2024	2023
Real Estate Assets:
Balance, beginning of period	$1,311,971	$1,288,352	$1,336,100
Additions through acquisitions	76,666	86,760	11,575
Deductions	(40,458)	(63,141)	(59,323)
Balance, end of period	$1,348,179	$1,311,971	$1,288,352

Accumulated Depreciation:
Balance, beginning of period	$203,681	$174,379	$141,317
Additions through expense	44,000	40,388	41,227
Deductions	(8,155)	(11,086)	(8,165)
Balance, end of period	$239,526	$203,681	$174,379

(a)(3) Exhibits

Exhibit No.	Description

3.1	Articles of Restatement of Chiron Real Estate Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q as filed with the SEC on August 8, 2018).

3.2	Articles of Amendment of Chiron Real Estate Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K as filed with the SEC on September 19, 2025).

3.3

Articles Supplementary for Chiron Real Estate Inc. 8.00% Series B Cumulative Redeemable Preferred Stock (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K as filed with the SEC on November 18, 2025).

Exhibit No.	Description

3.4	Articles of Amendment of Chiron Real Estate Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K as filed with the SEC on February 25, 2026).

3.5

Fifth Amended and Restated Bylaws of Chiron Real Estate Inc., effective as of February 23, 2026 (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K as filed with the SEC on February 25, 2026).

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

4.3

Specimen of 8.00% Series B Cumulative Redeemable Preferred Stock Certificate (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K as filed with the SEC on November 18, 2025).

4.4*	Description of Securities.

10.1†

Chiron Real Estate Inc. 2016 Equity Incentive Plan (as amended through May 15, 2024) (incorporated herein by reference to Appendix A of the Company's Definitive Proxy Statement on Schedule 14A, filed on April 1, 2024).

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

10.8†

Employment Agreement, dated June 23, 2025, by and between Mark O. Decker, Jr. and Inter-American Management LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on June 23, 2025).

10.9†	Severance Plan (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K as filed with the SEC on July 9, 2020).

Exhibit No.	Description

10.10†	Form of LTIP Unit Award Agreement (Annual Awards) (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 4, 2023).

10.11†	Form of LTIP Unit Award Agreement (Long-Term Performance Awards) (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 5, 2023).

10.12†	Form of LTIP Unit Award Agreement (Long-Term Time-Based Awards) (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 5, 2023).

10.13†	Form of LTIP Unit Award Agreement (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on July 9, 2020).

10.14†

Form of Indemnification Agreement between Chiron Real Estate Inc. and its directors and officers (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-11/A filed with the SEC on June 15, 2016).

10.15

Agreement of Limited Partnership, dated March 14, 2016, of Chiron Real Estate LP (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K as filed with the SEC on March 18, 2016).

10.16

First Amendment to Agreement of Limited Partnership of Chiron Real Estate LP (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on September 14, 2017).

10.17

Second Amendment to Agreement of Limited Partnership of Chiron Real Estate LP, dated August 21, 2019 (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q as filed with the SEC on November 7, 2019).

10.18

Third Amendment to Agreement of Limited Partnership of Chiron Real Estate LP, dated June 16, 2020 (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q as filed with the SEC on August 7, 2020).

10.19

Fourth Amendment to Agreement of Limited Partnership of Chiron Real Estate LP, dated November 18, 2025 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on November 18, 2025).

10.20*	Fifth Amendment to Agreement of Limited Partnership of Chiron Real Estate LP, dated February 23, 2026.

10.21

Third Amended and Restated Credit Facility Agreement, dated October 8, 2025, by and among Chiron Real Estate L.P., Chiron Real Estate Inc., the certain Subsidiaries from time to time party thereto as Guarantors, and JPMorgan Chase Bank, N.A., as administrative agent, and the several banks, financial institutions and other entities from time-to-time party thereto as lenders (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on October 8, 2025).

10.22

Transition and Separation Agreement and General Release of Claims, dated January 8, 2025, by and among Jeffrey Busch, Chiron Real Estate Inc., and Inter-American Management LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on January 8, 2025)

19.1*	Chiron Real Estate Inc. Insider Trading Policy.

21*	Subsidiaries of the Company.

23*	Consent of Deloitte & Touche, LLP

Exhibit No.	Description

31.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1†*	Policy Relating to Recovery of Erroneously Awarded Compensation.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Schema

101.CAL*	Inline XBRL Taxonomy Calculation Linkbase

101.DEF*	Inline XBRL Taxonomy Definition Linkbase
`
101.LAB*	Inline XBRL Taxonomy Label Linkbase

101.PRE*	Inline XBRL Taxonomy Presentation Linkbase

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101)
†	Management contract or compensatory plan or arrangement.
*	Filed herewith
**	Furnished herewith. Such certification shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

ITEM 16.    FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Chiron Real Estate Inc.

Dated: March 2, 2026	By:	/s/ Mark O. Decker, Jr.
Mark O. Decker, Jr.
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the date indicated.

Signature	Title	Date

/s/ Mark O. Decker, Jr.
Mark O. Decker, Jr.	Chief Executive Officer (Principal Executive Officer) and Director	March 2, 2026

/s/ Robert J. Kiernan
Robert J. Kiernan	Chief Financial Officer (Principal Financial and Accounting Officer)	March 2, 2026

/s/ Henry Cole
Henry Cole	Director	March 2, 2026

/s/ Paula Crowley
Paula Crowley	Director	March 2, 2026

/s/ Matthew Cypher
Matthew Cypher	Director	March 2, 2026

/s/ Zhang Huiqi
Zhang Huiqi	Director	March 2, 2026

/s/ Ronald Marston
Ronald Marston	Director	March 2, 2026

/s/ Lori Wittman
Lori Wittman	Director	March 2, 2026

/s/ Jeffrey M. Busch
Jeffrey M. Busch	Director	March 2, 2026

f