Form 10-Q
period 2026-03-31
Chiron Real Estate Inc.
filed 2026-05-07
CIK 1533615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

The number of shares of the registrant’s common stock outstanding at May 5, 2026 was 13,234,830.

TABLE OF CONTENTS

PART I   FINANCIAL INFORMATION

CHIRON REAL ESTATE INC.

Condensed Consolidated Balance Sheets

(unaudited and in thousands, except par values)

	As of
	March 31, 2026	December 31, 2025
Assets
Investment in real estate:
Land	$169,917	$169,917
Building	1,073,953	1,072,124
Site improvements	25,783	25,741
Tenant improvements	81,168	80,397
Acquired lease intangible assets	144,573	144,573
	1,495,394	1,492,752
Less: accumulated depreciation and amortization	(353,309)	(338,096)
Investment in real estate, net	1,142,085	1,154,656
Cash and cash equivalents	8,183	9,084
Restricted cash	2,778	2,805
Tenant receivables, net	6,800	7,225
Due from related parties	177	162
Escrow deposits	546	556
Deferred assets	29,953	28,907
Derivative assets	7,218	6,102
Goodwill	5,903	5,903
Investment in unconsolidated joint ventures	8,902	1,781
Other assets	25,474	25,284
Total assets	$1,238,019	$1,242,465

Liabilities and Equity
Liabilities:
Credit Facility, net of unamortized debt issuance costs of $9,686 and $10,476 at March 31, 2026 and December 31, 2025, respectively	$662,314	$652,699
Notes payable, net of unamortized debt issuance costs of $0 at March 31, 2026 and December 31, 2025	1,096	1,153
Accounts payable and accrued expenses	15,022	18,289
Dividends payable	12,708	12,484
Security deposits	3,486	3,421
Other liabilities	18,368	19,410
Acquired lease intangible liabilities, net	4,375	4,944
Total liabilities	717,369	712,400
Commitments and Contingencies
Equity:
Preferred stock, $0.001 par value, 10,000 shares authorized; 5,155 shares issued and outstanding at March 31, 2026 and December 31, 2025 (liquidation preference of $128,875 at March 31, 2026 and December 31, 2025)	124,106	124,106
Common stock, $0.001 par value, 100,000 shares authorized; 13,235 shares issued and outstanding at March 31, 2026 and December 31, 2025	13	13
Additional paid-in capital	729,514	729,514
Accumulated deficit	(360,640)	(349,965)
Accumulated other comprehensive income	7,218	6,102
Total Chiron Real Estate Inc. stockholders' equity	500,211	509,770
Noncontrolling interest	20,439	20,295
Total equity	520,650	530,065
Total liabilities and equity	$1,238,019	$1,242,465

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHIRON REAL ESTATE INC.

Condensed Consolidated Statements of Operations

(unaudited and in thousands, except per share amounts)

	Three Months Ended March 31,
	2026	2025

Revenue
Rental revenue	$38,021	$34,595
Other income	43	23
Total revenue	38,064	34,618

Expenses
General and administrative	5,089	3,620
Operating expenses	9,250	7,585
Depreciation expense	11,087	10,307
Amortization expense	3,740	3,520
Interest expense	7,233	7,167
Total expenses	36,399	32,199

Income before other income (expense)	1,665	2,419
Gain on sale of investment properties	—	1,358
Equity loss from unconsolidated joint ventures	(11)	(40)

Net income	$1,654	$3,737
Less: Preferred stock dividends	(2,473)	(1,455)
Less: Net loss (income) attributable to noncontrolling interest	70	(178)
Net (loss) income attributable to common stockholders	$(749)	$2,104

Net (loss) income attributable to common stockholders per share – basic and diluted	$(0.06)	$0.16

Weighted average shares outstanding – basic and diluted	13,235	13,374

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHIRON REAL ESTATE INC.

Condensed Consolidated Statements of Comprehensive Income

(unaudited and in thousands)

	Three Months Ended March 31,
	2026	2025

Net income	$1,654	$3,737
Other comprehensive income (loss):
Increase (decrease) in fair value of interest rate swap agreements	1,116	(4,900)
Total other comprehensive income (loss)	1,116	(4,900)
Comprehensive income (loss)	2,770	(1,163)
Less: Preferred stock dividends	(2,473)	(1,455)
Less: Comprehensive (income) loss attributable to noncontrolling interest	(26)	205
Comprehensive income (loss) attributable to common stockholders	$271	$(2,413)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHIRON REAL ESTATE INC.

Condensed Consolidated Statements of Equity

(unaudited and in thousands, except per share amounts)

For the Three Months Ended March 31, 2026:

								Chiron
							Accumulated	Real
					Additional		Other	Estate Inc.	Non-
	Common Stock		Preferred Stock		Paid-in	Accumulated	Comprehensive	Stockholders’	controlling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Equity	Interest	Equity
Balances, December 31, 2025	13,235	$13	5,155	$124,106	$729,514	$(349,965)	$6,102	$509,770	$20,295	$530,065
Net income (loss)	—	—	—	—	—	1,724	—	1,724	(70)	1,654
Change in fair value of interest rate swap agreements	—	—	—	—	—	—	1,116	1,116	—	1,116
Stock-based compensation expense	—	—	—	—	—	—	—	—	1,229	1,229
Dividends to common stockholders	—	—	—	—	—	(9,926)	—	(9,926)	—	(9,926)
Dividends to preferred stockholders	—	—	—	—	—	(2,473)	—	(2,473)	—	(2,473)
Dividends to noncontrolling interest	—	—	—	—	—	—	—	—	(1,015)	(1,015)
Balances, March 31, 2026	13,235	$13	5,155	$124,106	$729,514	$(360,640)	$7,218	$500,211	$20,439	$520,650

For the Three Months Ended March 31, 2025:

								Chiron
							Accumulated	Real
					Additional		Other	Estate Inc.	Non-
	Common Stock		Preferred Stock		Paid-in	Accumulated	Comprehensive	Stockholders’	controlling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Equity	Interest	Equity
Balances, December 31, 2024	13,374	$13	3,105	$74,959	$734,277	$(293,736)	$18,613	$534,126	$21,790	$555,916
Net income	—	—	—	—	—	3,559	—	3,559	178	3,737
LTIP Units redeemed for common stock	2	—	—	—	67	—	—	67	(67)	—
Change in fair value of interest rate swap agreements	—	—	—	—	—	—	(4,900)	(4,900)	—	(4,900)
Stock-based compensation expense	—	—	—	—	—	—	—	—	151	151
Dividends to common stockholders	—	—	—	—	—	(14,045)	—	(14,045)	—	(14,045)
Dividends to preferred stockholders	—	—	—	—	—	(1,455)	—	(1,455)	—	(1,455)
Dividends to noncontrolling interest	—	—	—	—	—	—	—	—	(1,301)	(1,301)
Balances, March 31, 2025	13,376	$13	3,105	$74,959	$734,344	$(305,677)	$13,713	$517,352	$20,751	$538,103

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHIRON REAL ESTATE INC.

Condensed Consolidated Statements of Cash Flows

(unaudited and in thousands)

	Three Months Ended March 31,
	2026	2025
Operating activities
Net income	$1,654	$3,737
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation expense	11,087	10,307
Amortization of acquired lease intangible assets	3,412	3,287
Amortization of above market leases, net	146	452
Amortization of debt issuance costs and other	807	559
Stock-based compensation expense	1,229	151
Gain on sale of investment properties	—	(1,358)
Equity loss from unconsolidated joint venture	11	40
Other	(53)	25
Changes in operating assets and liabilities:
Tenant receivables	425	(680)
Deferred assets	(1,046)	(57)
Other assets and liabilities	(1,597)	(2,987)
Accounts payable and accrued expenses	(2,788)	(1,254)
Security deposits	65	50
Net cash provided by operating activities	13,352	12,272

Investing activities
Purchase of land, buildings, and other tangible and intangible assets and liabilities	—	(31,978)
Net proceeds from sale of investment properties	—	7,783
Investment in unconsolidated joint venture	(7,165)	—
Distribution of capital from unconsolidated joint venture	33	33
Escrow deposits for purchase of properties	—	(186)
Advances made to related parties	(15)	(150)
Capital expenditures on existing real estate investments	(2,145)	(2,611)
Leasing commissions	(550)	(115)
Net cash used in investing activities	(9,842)	(27,224)

Financing activities
Escrow deposits required by third party lenders	—	(18)
Repayment of notes payable	(57)	(160)
Proceeds from Credit Facility	17,100	44,000
Repayment of Credit Facility	(8,275)	(13,500)
Payment of debt issuance costs	(17)	—
Dividends paid to common stockholders, and OP Unit and LTIP Unit holders	(10,939)	(15,269)
Dividends paid to preferred stockholders	(2,251)	(1,455)
Net cash (used in) provided by financing activities	(4,439)	13,598
Net decrease in cash and cash equivalents and restricted cash	(929)	(1,354)
Cash and cash equivalents and restricted cash—beginning of period	11,890	8,942
Cash and cash equivalents and restricted cash—end of period	$10,961	$7,588

Supplemental cash flow information:
Cash payments for interest	$6,533	$6,568

Noncash financing and investing activities:
Accrued dividends payable	$12,708	$16,597
Interest rate swap agreements fair value change recognized in other comprehensive income (loss)	$(1,116)	$4,900
LTIP Units and OP Units redeemed for common stock	$—	$67
Accrued capital expenditures and leasing commissions included in accounts payable and accrued expenses	$889	$1,769
Recognition of lease liability related to right of use asset	$—	$3,851

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHIRON REAL ESTATE INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

(dollars in thousands, except per share amounts or as otherwise indicated)

Note 1 – Organization

Chiron Real Estate Inc. (the “Company”) is a Maryland corporation and internally managed real estate investment trust (“REIT”) that primarily acquires (i) healthcare facilities leased to physician groups and regional and national healthcare systems and (ii) seniors housing communities. The Company holds its facilities and conducts its operations through a Delaware limited partnership subsidiary, Chiron Real Estate LP (the “Operating Partnership”). The Company serves as the sole general partner of the Operating Partnership through a wholly owned subsidiary of the Company, Chiron Real Estate GP LLC, a Delaware limited liability company. As of March 31, 2026, the Company owned 91.4% of the outstanding common operating partnership units (“OP Units”), with the remaining 8.6% owned by holders of long-term incentive plan units (“LTIP Units”) and third-party limited partners who contributed properties or services in exchange for OP Units.

Note 2 – Summary of Significant Accounting Policies

Basis of presentation

The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures required for annual consolidated financial statements have been condensed or excluded pursuant to such rules and regulations. Accordingly, these condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2025. In the opinion of management, all adjustments, consisting of normal and recurring adjustments, considered necessary for a fair presentation of the interim financial statements presented have been included.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company, including the Operating Partnership, its wholly owned subsidiaries, and its equity investment in unconsolidated joint ventures. The Company presents the portion of any equity it does not own but controls (and thus consolidates) as noncontrolling interest. Noncontrolling interest in the Company includes the LTIP Units that have been granted to directors, officers and affiliates of the Company and the OP Units held by third parties. Refer to Note 5 – “Equity” and Note 7 – “Stock-Based Compensation” for additional information regarding the OP Units and LTIP Units.

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

Cash and Cash Equivalents and Restricted Cash

The Company considers all demand deposits, cashier’s checks, money market accounts, and certificates of deposit with a maturity of three months or less to be cash equivalents. Amounts included in restricted cash represent certain security deposits received from tenants at the inception of their leases and funds held by the Company related to certain tenant reimbursements. The following table provides a reconciliation of the Company’s cash and cash equivalents and restricted cash:

	As of March 31,
	2026	2025
Cash and cash equivalents	$8,183	$5,412
Restricted cash	2,778	2,176
Total cash and cash equivalents and restricted cash	$10,961	$7,588

Tenant Receivables, Net

Tenant receivables consist primarily of amounts due from tenants for contractual rent and tenant reimbursements for real estate taxes, insurance, and certain other operating expenses. Receivables arising from operating leases are accounted for in accordance with ASC Topic 842 “Leases” (“ASC Topic 842”). The Company evaluates the collectability of tenant receivables at each reporting date by monitoring the creditworthiness and liquidity of its tenants and assessing historical collection experience and current economic conditions. If the collection of substantially all lease payments is no longer considered probable, the Company ceases recognizing revenue on a straight-line basis and recognizes revenue only as cash is received. As of March 31, 2026 and December 31, 2025, the Company had a portfolio level reserve of $350 related to tenant receivables considered probable of collection.

Deferred Assets

The deferred assets balance as of March 31, 2026 and December 31, 2025 was $29,953 and $28,907, respectively. The balance for both periods consisted primarily of deferred rent receivables resulting from the recognition of rental revenue on a straight-line basis over the terms of tenant leases with contractual lease payments in accordance with ASC 842 Leases.

Derivative Assets - Interest Rate Swaps

The derivative assets balance as of March 31, 2026 and December 31, 2025, was $7,218 and $6,102, respectively. In accordance with the Company’s risk management strategy, the purpose of the interest rate swaps is to manage interest rate risk for certain of the Company’s variable-rate debt. The interest rate swaps involve the Company’s receipt of variable-rate amounts from the counterparties in exchange for the Company making fixed-rate payments over the life of the agreements. The Company accounts for derivative instruments in accordance with the provisions of ASC Topic 815, “Derivatives and Hedging.” Refer to Note 4 – “Credit Facility, Notes Payable and Derivative Instruments” for additional details.

Goodwill

The Company’s goodwill balance was $5,903 as of March 31, 2026 and December 31, 2025. Goodwill represents the excess of consideration paid over the fair value of underlying identifiable net assets of businesses acquired. Goodwill has an indefinite life and is not amortized. The Company tests goodwill for impairment on an annual basis, or more frequently if events or changes in circumstances indicate potential impairment. The Company has one reporting unit.

Unconsolidated Joint Ventures

GII Joint Venture

In December 2024, the Company sold certain assets to a newly formed joint venture, GII Global Medical Holdings LLC (the “GII Joint Venture”), with the Company, through its Operating Partnership, and Heitman Global Real Estate REIT LLC (“Heitman”) and their subsidiaries. The Company retained a 12.5% ownership interest, and Heitman retains the remaining 87.5%. Heitman, through its voting interest, controls the GII Joint Venture. The Heitman Joint Venture obtained a mortgage loan with a principal balance of $17.6 million.

Active Adult Joint Venture

On January 6, 2026, the Company entered into a joint venture with a developer to facilitate the development of an active adult residential community near Minneapolis, Minnesota (the “Active Adult Joint Venture”). The Company invested $7.1 million for a 49%

equity interest, with the developer retaining a 51% interest and serving as the managing member. The Active Adult Joint Venture obtained a construction loan with a principal balance of $31.0 million.

The Company accounts for its joint venture investments using the equity method. Under this method, the investment is initially recorded at cost and subsequently adjusted for the Company’s share of net income or loss, as well as any cash contributions or distributions. The net equity investment is included in the “Investment in unconsolidated joint venture” line on the Condensed Consolidated Balance Sheets, and the Company’s share of net income or loss is included in “Equity income (loss) from unconsolidated joint venture” on the Condensed Consolidated Statements of Operations. Distributions are classified as operating cash inflows to the extent of cumulative equity in earnings recognized, with any excess classified as investing cash inflows.

Other Assets

Other assets consisted of the following as of March 31, 2026 and December 31, 2025. Refer to Note 8 – “Leases” for additional details on right of use assets.

	As of March 31,	As of December 31,
	2026	2025
Right of use assets	$12,981	$13,102
Capitalized construction in process costs	1,757	2,551
Prepaid assets	2,530	1,539
Capitalized leasing commissions, net	7,923	7,784
Capitalized software costs and miscellaneous assets, net	283	308
Total Other assets	$25,474	$25,284

Other Liabilities

The other liabilities balance as of March 31, 2026 and December 31, 2025 was $18,368 and $19,410, respectively. The balance as of March 31, 2026 consisted of $13,338 for right of use liabilities and $5,030 of prepaid rent. The balance as of December 31, 2025 consisted of $13,438 for right of use liabilities and $5,972 of prepaid rent. Refer to Note 8 – “Leases” for additional details on right of use liabilities.

Segment Reporting

In December 2024, the Company adopted ASU No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” for its fiscal year 2024 annual financial statements and interim financial statements thereafter. The adoption of ASU 2023-07 did not have a material impact on the Company’s financial condition, results of operations, or disclosures.

The Company acquires healthcare facilities leased to physician groups and regional and national healthcare systems. The Company operates and manages its business as one reportable operating segment. Resources are allocated and financial performance is assessed by the Company’s Chief Executive Officer, its chief operating decision maker, or the CODM. The CODM reviews total consolidated assets and consolidated net income or loss and uses this information to assess the performance of the Company’s portfolio and makes operating decisions accordingly. There are no significant segment operating expenses that require disclosure other than the expense categories on the Company’s Consolidated Statements of Operations.

New Accounting Pronouncements

In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), to address requests from investors for more detailed information about the types of expenses in commonly presented expense captions. ASU 2024-03 requires public companies to provide disaggregated disclosure in tabular format in the notes to financial statements of specific expenses, including but not limited to: (i) employee compensation, (ii) depreciation, and (iii) intangible asset amortization. In January 2025, the FASB issued ASU No. 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date, which clarifies that the amendments in ASU 2024-03 are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. The Company is evaluating the impact ASU 2024-03 will have on its disclosures.

In December 2025, the FASB issued ASU No. 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements (“ASU 2025-11”), to improve the guidance in ASC Topic 270, Interim Reporting, including by clarifying when Topic 270 is applicable, improving the navigability of interim disclosure requirements, and establishing a principle that requires entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. For public business entities, ASU 2025-11 is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027 (and for entities other than public business entities, beginning after December 15, 2028). Early adoption is permitted, and the amendments may be applied retrospectively or prospectively. The Company is evaluating the impact ASU 2025-11 will have on its disclosures.

Note 3 – Property Portfolio

Summary of Properties Acquired and Sold During the Three Months Ended March 31, 2026

During the three months ended March 31, 2026, the Company completed no acquisitions or dispositions.

A rollforward of the gross investment in land, building, improvements, and acquired lease intangible assets as of March 31, 2026 is as follows:

			Site	Tenant	Acquired Lease	Gross Investment in
	Land	Building	Improvements	Improvements	Intangible Assets	Real Estate
Balances as of December 31, 2025	$169,917	$1,072,124	$25,741	$80,397	$144,573	$1,492,752
Capitalized costs(1)	—	1,829	42	771	—	2,642
Total Additions:	—	1,829	42	771	—	2,642
Balances as of March 31, 2026	$169,917	$1,073,953	$25,783	$81,168	$144,573	$1,495,394
(1)	Represents capital projects that were completed and placed in service during the three months ended March 31, 2026 related to the Company’s existing facilities.

Depreciation expense was $11,087 and $10,307 for the three months ended March 31, 2026 and 2025, respectively.

As of March 31, 2026, the Company had aggregate capital improvement commitments and obligations to improve, expand, and maintain the Company’s existing facilities of approximately $29,000. Many of these amounts are subject to contingencies that make it difficult to predict when they will be utilized, if at all. In accordance with the terms of the Company’s leases, capital improvement obligations in the next twelve months are expected to total approximately $14,900.

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

Lease Intangible Assets and Liabilities

The following is a summary of the carrying amount of lease intangible assets and liabilities as of the dates presented:

	As of March 31, 2026
		Accumulated
	Cost	Amortization	Net
Assets
In-place leases	$82,590	$(60,616)	$21,974
Above market leases	24,024	(15,973)	8,051
Leasing costs	37,959	(26,107)	11,852
	$144,573	$(102,696)	$41,877
Liability
Below market leases	$17,335	$(12,960)	$4,375

	As of December 31, 2025
		Accumulated
	Cost	Amortization	Net
Assets
In-place leases	$82,590	$(58,294)	$24,296
Above market leases	24,024	(15,258)	8,766
Leasing costs	37,959	(25,017)	12,942
	$144,573	$(98,569)	$46,004
Liability
Below market leases	$17,335	$(12,391)	$4,944

The following is a summary of the acquired lease intangible amortization:

	Three Months Ended
	March 31,
	2026	2025
Amortization expense related to in-place leases	$2,322	$2,215
Amortization expense related to leasing costs	$1,090	$1,072
Decrease in rental revenue related to above market leases	$715	$755
Increase in rental revenue related to below market leases	$(569)	$(303)

As of March 31, 2026, scheduled future aggregate net amortization of the acquired lease intangible assets and liabilities for each year ended December 31 is listed below:

	Net Decrease	Net Increase
	in Revenue	in Expense
2026 (nine months remaining)	$(330)	$9,419
2027	(471)	9,408
2028	(779)	6,695
2029	(831)	4,197
2030	(649)	1,785
Thereafter	(615)	2,323
Total	$(3,675)	$33,827

As of March 31, 2026, the weighted average amortization periods for asset lease intangibles and liability lease intangibles were 2.6 years and 2.0 years, respectively.

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

The Operating Partnership is subject to a number of financial covenants under the Credit Facility, including, among other things, the following as of the end of each fiscal quarter, (i) a maximum consolidated unsecured leverage ratio of less than 60%, (ii) a maximum consolidated secured leverage ratio of less than 30%, (iii) a maximum consolidated secured recourse leverage ratio of less than 10%, (iv) a minimum fixed charge coverage ratio of 1.50:1.00, (v) a minimum unsecured interest coverage ratio of 1.50:1.00, (vi) a maximum consolidated leverage ratio of less than 60%, and (vii) a minimum net worth of $595.6 million plus 75% of all net proceeds raised through equity offerings subsequent to June 30, 2025. As of March 31, 2026, management believed it complied with all of the financial and non-financial covenants contained in the Credit Facility.

The Company has entered into interest rate swaps to hedge its interest rate risk on the Term Loan A Tranches and Term Loan B through their respective maturities. For additional information related to the interest rate swaps, see the “Derivative Instruments - Interest Rate Swaps” section herein.

During the three months ended March 31, 2026, the Company borrowed $17,100 under the Credit Facility and repaid $8,275, for a net amount borrowed of $8,825. During the three months ended March 31, 2025, the Company borrowed $44,000 under the Credit Facility and repaid $13,500, for a net amount borrowed of $30,500. Interest expense incurred on the Credit Facility was $6,342, and $6,462 for the three months ended March 31, 2026 and 2025, respectively.

As of March 31, 2026 and December 31, 2025, the Company had the following outstanding borrowings under the Credit Facility:

	March 31, 2026	December 31, 2025
Revolver	$172,000	$163,175
Term Loan A Tranches	350,000	350,000
Term Loan B	150,000	150,000
Credit Facility, gross	672,000	663,175
Less: Unamortized debt issuance costs	(9,686)	(10,476)
Credit Facility, net	$662,314	$652,699

Costs incurred related to the Credit Facility, net of accumulated amortization, are netted against the Company’s “Credit Facility, net of unamortized debt issuance costs” balance in the accompanying Condensed Consolidated Balance Sheets. Amortization expense incurred related to debt issuance costs was $807 and $550 for the three months ended March 31, 2026 and 2025, respectively, and is included in the “Interest Expense” line item in the accompanying Condensed Consolidated Statements of Operations.

Notes Payable, Net of Debt Issuance Costs

The Company, through certain of its wholly owned subsidiaries, entered into or assumed a loan in connection with the acquisitions of the Toledo facility. As of March 31, 2026 and December 31, 2025, the Company had the following outstanding borrowings under the loan:

	March 31, 2026	December 31, 2025
Toledo loan (1)	$1,096	$1,153
Unamortized debt issuance costs	—	—
Notes payable, net	$1,096	$1,153
(1)	The Toledo loan has an annual interest rate of 5.0% and matures on July 30, 2033.

Amortization expense incurred related to debt issuance costs was $0 and $9 for the three months ended March 31, 2026 and 2025, respectively, and is included in the “Interest Expense” line item in the accompanying Condensed Consolidated Statements of Operations.

The Company made principal payments of $57 and $160 during the three months ended March 31, 2026 and 2025, respectively. Interest expense incurred on notes payable was $18 and $146 for the three months ended March 31, 2026 and 2025, respectively.

As of March 31, 2026, scheduled principal payments due for each year ended December 31 were as follows:

2026 (nine months remaining)	$59
2027	124
2028	131
2029	139
2030	146
Thereafter	497
Total	$1,096

Senior Note Facility

On March 2, 2026, the Company entered into a Master Note and Guaranty Agreement (the “Senior Note Agreement”) with NYL Investors LLC and certain of its affiliates (collectively, the “Purchasers”). The Senior Note Agreement establishes an uncommitted senior unsecured note facility pursuant to which the Company may issue senior unsecured promissory notes (“Notes”) from time to time in one or more series to the Purchasers in an aggregate principal amount of up to $150 million. The Senior Note Agreement does not obligate the Purchasers to purchase any Notes, and each issuance is subject to the Purchasers’ discretion and satisfaction of customary conditions. Notes may be issued under the Senior Note Agreement during a period ending on the earliest of (i) the third anniversary of the effective date of the Senior Note Agreement, (ii) termination of the facility by either party upon written notice, (iii) termination following certain events of default, or (iv) acceleration of the Notes and termination of the facility. Notes issued under the Senior Note Agreement may have maturities of up to ten years and will bear interest at rates determined at the time of issuance based on spreads over U.S. Treasury securities. As of March 31, 2026, no Notes had been issued or were outstanding under the Senior Note Agreement.

Derivative Instruments - Interest Rate Swaps

As of March 31, 2026, the Company had nine interest rate swaps that are used to manage its interest rate risk by fixing the SOFR component of its term loans through their maturities. Five of the Company’s interest rate swaps related to a term loan that was in place prior to the entry into the third amended and restated Credit Facility on October 8, 2025, with a combined notional value of $350 million. These five interest rate swaps remained in place and fixed the SOFR component on that term loan through April 2026 at 1.36%. That term loan was replaced by the Term Loan A Tranches under the third amended and restated Credit Facility. Four of the Company’s interest rate swaps related to Term Loan B with a combined notional value of $150 million that fix the SOFR component on Term Loan B through January 2028 at 2.54%. In addition, the Company has seven forward starting interest rate swaps with a combined notional value of $350 million that became effective upon the April 2026 maturity of the existing five interest rate swaps discussed above. These forward starting interest rate swaps fix the SOFR component of the Term Loan A Tranches at rates between 3.24% to 3.32% and have maturities in October 2029, October 2030, and April 2031.

The Company records the swaps either as an asset or a liability measured at its fair value at each reporting period. When hedge accounting is applied, the change in the fair value of derivatives designated and that qualify as cash flow hedges is (i) recorded in accumulated other comprehensive income in the equity section of the Company’s Condensed Consolidated Balance Sheets and (ii) subsequently reclassified into earnings as interest expense for the period that the hedged forecasted transactions affect earnings. If specific hedge accounting criteria are not met, changes in the Company’s derivative instruments’ fair value are recognized currently as an adjustment to net income. As of March 31, 2026 and December 31, 2025, all of the Company’s swaps met the criteria for hedge accounting.

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

The fair value of the Company’s interest rate swaps was an asset of $7,218 and $6,102 as of March 31, 2026 and December 31, 2025, respectively. The balances are included in the “Derivative Asset” line item on the Company’s Condensed Consolidated Balance Sheets as of March 31, 2026 and December 31, 2025, respectively.

The table below details the components of the amounts presented on the accompanying Condensed Consolidated Statements of Comprehensive Income recognized on the Company’s interest rate swaps designated as cash flow hedges for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
Amount of (gain) loss recognized in other comprehensive income (loss)	$(3,576)	$1,635
Amount of gain reclassified from accumulated other comprehensive income into interest expense	2,460	3,265
Total change in accumulated other comprehensive (loss) income	$(1,116)	$4,900

During the next twelve months, the Company estimates that an additional $3,426 will be reclassified as a decrease to interest expense. Additionally, during the three months ended March 31, 2026, the Company recorded total interest expense in its Condensed Consolidated Statements of Operations of $7,233.

Weighted-Average Interest Rate and Term

The weighted average interest rate and term of the Company’s debt was 3.58% and 3.9 years, respectively, at March 31, 2026, compared to 3.74% and 4.1 years as of December 31, 2025.

Note 5 – Equity

In September 2025, the Company completed a one-for-five reverse stock split of its outstanding shares of common stock, with a corresponding adjustment to the outstanding partnership units of the Operating Partnership (the “Reverse Stock Split”). Unless otherwise noted, all common share and unit amounts shown herein are shown on a split-adjusted basis.

Preferred Stock

The Company’s charter authorizes the issuance of 10,000,000 shares of preferred stock, par value $0.001 per share. As of March 31, 2026 and December 31, 2025, there were 3,105,000 shares of Series A Cumulative Redeemable Preferred Stock (“Series A Preferred Stock”), issued and outstanding, and 2,050,000 shares of Series B Cumulative Redeemable Preferred Stock (“Series B Preferred Stock”), issued and outstanding. Each of the Series A Preferred Stock and Series B Preferred Stock has a liquidation preference of $25 per share.

Series A Preferred stock dividend activity for the three months ended March 31, 2026 is summarized in the following table:

			Quarterly		Dividends
Date Announced	Record Date	Payment Date	Dividend		per Share

December 4, 2025	January 15, 2026	February 2, 2026	$1,455		$0.46875
February 25, 2026	April 15, 2026	April 30, 2026	$1,455	(1)	$0.46875
(1)	Two months of this amount, equal to $970, was accrued at March 31, 2026.

The holders of the Series A Preferred Stock are entitled to receive dividend payments only when, as and if declared by the Board of Directors (the “Board”) (or a duly authorized committee of the Board). The Series A Preferred Stock dividends will accrue or be payable in cash from the original issue date, on a cumulative basis, quarterly in arrears on each dividend payment date at a fixed rate per annum equal to 7.50% of the liquidation preference of $25.00 per share (equivalent to $1.875 per share on an annual basis). Dividends on the Series A Preferred Stock are cumulative and accrue whether or not (i) funds are legally available for the payment of those dividends, (ii) the Company has earnings or (iii) those dividends are declared by the Board. The Series A Preferred Stock may be partially or fully redeemed by the Company. The quarterly dividend payment dates on the Series A Preferred Stock are January 31, April 30, July 31 and October 31 of each year. During each of the three-month periods ended March 31, 2026 and 2025, the Company paid preferred dividends of $1,455.

Series B Preferred stock dividend activity for the three months ended March 31, 2026 is summarized in the following table:

			Quarterly		Dividends
Date Announced	Record Date	Payment Date	Dividend		per Share

December 4, 2025	January 15, 2026	February 2, 2026	$795		$0.388
February 25, 2026	April 15, 2026	April 30, 2026	$1,025	(1)	$0.500
(1)	Two months of this amount, equal to $679, was accrued at March 31, 2026.

The holders of the Series B Preferred Stock are entitled to receive dividend payments only when, as and if declared by the Board (or a duly authorized committee of the Board). The Series B Preferred Stock dividends will accrue or be payable in cash from the original issue date, on a cumulative basis, quarterly in arrears on each dividend payment date at a fixed rate per annum equal to 8.00% of the liquidation preference of $25.00 per share (equivalent to $2.00 per share on an annual basis). Dividends on the Series B Preferred Stock are cumulative and accrue whether or not (i) funds are legally available for the payment of those dividends, (ii) the Company has earnings or (iii) those dividends are declared by the Board. The Series B Preferred Stock may be partially or fully redeemed by the Company beginning in November 2030. The quarterly dividend payment dates on the Series B Preferred Stock are January 31, April 30, July 31 and October 31 of each year. During the three-month period ended March 31, 2026 the Company paid preferred dividends of $795.

Common Stock

The Company had 100,000,000 authorized shares of common stock, $0.001 par value and as of March 31, 2026 and December 31, 2025, there were 13,234,830 outstanding shares of common stock.

Common stock dividend activity for the three months ended March 31, 2026 is summarized in the following table:

			Dividend	Dividends
Date Announced	Record Date	Payment Date	Amount(1)(2)	per Share(3)

December 4, 2025	December 19, 2025	January 9, 2026	$10,839	$0.75
February 25, 2026	March 20, 2026	April 17, 2026	$3,619	$0.25
February 25, 2026	April 20, 2026	May 15, 2026	$3,619	$0.25
February 25, 2026	May 20, 2026	June 12, 2026	$3,619	$0.25
(1)	Includes distributions on outstanding LTIP Units and OP Units.
(2)	Dividend amounts for the May and June dividend are estimated based on the outstanding shares of common stock and units as of March 31, 2026.
(3)	On February 24, 2026, the Company’s Board of Directors approved a transition from a quarterly dividend to a monthly dividend. The dividend rate of $0.75 per share per quarter remains unchanged.

During the three months ended March 31, 2026 and 2025, the Company paid total dividends on its common stock, LTIP Units and OP Units in the aggregate amount of $10,939 and $15,269, respectively.

As of March 31, 2026 and December 31, 2025, the Company had accrued dividend balances of $200 and $216 for dividends payable on the aggregate annual and long-term LTIP Units that are subject to retroactive receipt of dividends on the amount of LTIP Units ultimately earned. During the three months ended March 31, 2026, $83 dividends were accrued and $100 of dividends were paid related to these units. During the three months ended March 31, 2025, $112 of dividends were accrued and $105 of dividends were paid related to these units.

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

On February 24, 2026, the Board approved a transition from a quarterly dividend to a monthly dividend. The monthly dividend will be approved quarterly for each month in the applicable quarter. For the upcoming quarter, the Board declared a monthly common stock cash dividend of $0.25 per share and unit for the months of April, May, and June 2026, payable on April 17, 2026, May 15, 2026, and June 12, 2026, respectively, to stockholders of record as of the close of business on March 20, 2026, April 20, 2026 and May 20, 2026.

Capital Raising Activity

In January 2024, the Company and the Operating Partnership implemented a $300 million “at-the-market” equity offering program, pursuant to which the Company may offer and sell (including through forward sales), from time to time, shares of its common stock (the “2024 ATM Program”). No shares were sold under the 2024 ATM Program during the three months ended March 31, 2026.

In February 2026, the Company and the Operating Partnership implemented a $75 million “at-the-market” equity offering program, pursuant to which the Company may offer and sell (including through forward sales), from time-to-time, shares of its 8.00% Series B Cumulative Redeemable Preferred Stock (the “2026 Series B Preferred ATM Program”). No shares were sold under the 2026 Series B Preferred ATM Program during the three months ended March 31, 2026.

Common Stock Repurchase Program

In August 2025, the Board approved a $50 million common stock repurchase program (the “Stock Repurchase Program”). Under the Stock Repurchase Program, the Company may purchase up to $50 million of its outstanding shares of common stock from time to time in the open market, including through block purchases, through privately negotiated transactions or pursuant to any Rule 10b5-1 trading plan, in accordance with applicable securities laws. The specific timing, price and size of purchases will depend on prevailing stock prices, general economic and market conditions and other considerations. The Stock Repurchase Program does not obligate the Company to repurchase any dollar amount or number of shares of its common stock and may be suspended or discontinued at any time. No shares were repurchased during the three months ended March 31, 2026 and $44 million may yet be purchased under the Stock Repurchase Program. During the year ended December 31, 2025, 175,634 shares or approximately $6 million of the Company’s common stock were repurchased under the Stock Repurchase Program.

OP Units

During the three months ended March 31, 2026, the Operating Partnership did not issue or redeem any OP Units. During the year ended December 31, 2025, the Operating Partnership did not issue any OP Units and redeemed 5,000 OP Units (adjusted to reflect the impact of the Reverse Stock Split).

The OP Unit value at issuance and redemption is based on the Company’s closing share price on the date of the respective transaction and is included as a component of noncontrolling interest equity in the Company’s Condensed Consolidated Balance Sheets as of March 31, 2026 and December 31, 2025. The Company has sufficient shares of common stock authorized pursuant to its charter to cover the redemption of outstanding OP Units.

Note 6 – Related Party Transactions

Related Party Balances

The amounts due from related parties as of March 31, 2026 and December 31, 2025 were $177 and $162, respectively. These balances primarily consist of taxes paid on behalf of LTIP Unit and OP Unit holders that are reimbursable to the Company as well as funds owed to the Company from the GII Joint Venture for management fees earned by the Company. The Company had no amounts due to related parties as of March 31, 2026 and December 31, 2025.

Note 7 – Stock-Based Compensation

2016 Equity Incentive Plan

The 2016 Equity Incentive Plan, as amended (the “Plan”), is intended to assist the Company and its affiliates in recruiting and retaining employees of the Company, members of the Board, executive officers of the Company, and individuals who provide services to the Company and its affiliates.

The Plan is intended to permit the grant of both qualified and non-qualified options and the grant of stock appreciation rights, restricted stock, unrestricted stock, awards of restricted stock units, performance awards and other equity-based awards (including LTIP Units). Based on the grants outstanding as of March 31, 2026, there were 170,054 shares of common stock that remain available to be granted under the Plan. Units subject to awards under the Plan that are forfeited, cancelled, lapsed, or otherwise expired (excluding shares withheld to satisfy exercise prices or tax withholding obligations) are available for grant.

Time-Based Grants

During the three months ended March 31, 2026, the Company granted the following LTIP Units:

		Number of
Date	Description	Units Issued
February 24, 2026	Final awards under the 2025 Annual Incentive Plan	33,187
February 24, 2026	Time-based awards under the 2026 Long-Term Incentive Plan	63,626	(1)
(1)	Time-based awards under the 2026 Long-Term Incentive Plan vest upon the third anniversary of the respective grant dates. Vesting may be accelerated under certain circumstances such as a “change-in-control” transaction or a “qualified termination” event.

A detail of the Company’s outstanding time-based LTIP Units as of March 31, 2026 is as follows:

Vested units	592,520
Unvested units	205,882
LTIP Units outstanding as of March 31, 2026	798,402

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

A detail of the Performance Awards under the 2024, 2025 and 2026 programs as of March 31, 2026 is as follows:

2024 Long-Term Awards	38,531
2025 Long-Term Awards	32,944
2026 Annual Awards (1)	42,221
2026 Long-Term Awards (2)	60,134
Total target Performance Awards as of March 31, 2026	173,830
(1)	Approved by the Board on February 24, 2026. The number of target LTIP Units was based on the average closing price of the Company’s common stock reported on the New York Stock Exchange over the 15 trading days preceding the award date.
(2)	Approved by the Board on February 24, 2026. The number of target LTIP Units was based on the fair value of the Long-Term Awards as determined by an independent valuation consultant. See additional detail below.

Annual Awards. The Annual Awards are subject to the terms and conditions of LTIP Annual Award Agreements (“LTIP Annual Award Agreements”) between the Company and each grantee.

The Compensation Committee of the Board (the “Compensation Committee”) and the Board established performance goals for the year ending December 31, 2026, as set forth in the 2026 LTIP Annual Award Agreements (the “Performance Goals”) that will be used to determine the number of LTIP Units earned by each grantee. Cumulative stock-based compensation expense during the three months ended March 31, 2026 reflects management’s estimate of the probability of the number of these awards that will be earned. As soon as reasonably practicable following the end of the performance period, the Compensation Committee and the Board will determine the extent to which the Company has achieved each of the Performance Goals (expressed as a percentage) and, based on such determination, will calculate the number of LTIP Units that each grantee is entitled to receive. Each grantee may earn up to 150% of the number of his/her target LTIP Units. Any 2026 Annual Award LTIP Units that are not earned will be forfeited and cancelled.

Vesting. LTIP Units that are earned as of the end of the applicable performance period will vest in two installments as follows: 50% of the earned LTIP Units will become vested on the valuation date of the awards (which is expected to occur in February 2027) and 50% of the earned LTIP Units become vested on the one year anniversary of the initial vesting date. Vesting may be accelerated under certain circumstances such as a “change-in-control” transaction or a “qualified termination” event.

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

Below are details regarding certain of the assumptions for the Long-Term Awards using Monte Carlo simulations:

	2026 Long-Term	2025 Long-Term	2024 Long-Term
	Awards	Awards	Awards

Fair value	$36.96	$46.60	$46.85
Target awards	60,134	32,944	38,531
Volatility	32.31%	28.67%	28.12%
Risk-free rate	3.44%	4.00%	4.38%
Dividend assumption	reinvested	reinvested	reinvested
Expected term in years	3	3	3

The Company incurred stock compensation expense of $1,229 and $151 for the three months ended March 31, 2026 and 2025, respectively, related to the grants awarded under the Plan. Compensation expense is included within “General and Administrative” expense in the Company’s Condensed Consolidated Statements of Operations.

As of March 31, 2026, total unamortized compensation expense related to these awards of approximately $9.7 million is expected to be recognized over a weighted average remaining period of 2.2 years.

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

Information as Lessor

To generate positive cash flow, as a lessor, the Company leases its facilities to tenants in exchange for fixed monthly payments that cover rent, property taxes, insurance and certain cost recoveries, primarily common area maintenance (“CAM”). The Company’s leases are typically operating leases and generally have initial terms of approximately 5 to 15 years. Payments from the Company’s tenants for CAM are considered nonlease components that are separated from lease components and are generally accounted for in accordance with the revenue recognition standard. However, the Company qualified for and elected the practical expedient related to combining the components because the lease component is classified as an operating lease and the timing and pattern of transfer of CAM income, which is not the predominant component, is the same as the lease component, for all asset classes. As such, consideration for CAM is accounted for as part of the overall consideration in the lease. Payments from customers for property taxes and insurance are considered non-components of the lease and therefore no consideration is allocated to them because they do not transfer a good or service to the customer. Fixed contractual payments from the Company’s leases are recognized on a straight-line basis over the terms of the respective leases. This means that, with respect to a particular lease, actual amounts billed in accordance with the lease during any given period may be higher or lower than the amount of rental revenue recognized for the period. Straight-line rental revenue is commenced when the tenant assumes control of the leased premises. Accrued straight-line rents receivable represents the amount by which straight-line rental revenue exceeds rents currently billed in accordance with lease agreements.

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

The Company recognized $38,021 and $34,595 of rental revenue related to operating lease payments for the three months ended March 31, 2026 and 2025, respectively. Of these amounts, $1,592 and $1,793 relate to variable rental revenue for the three months ended March 31, 2026 and 2025, respectively.

The aggregate annual cash to be received by the Company on the noncancelable operating leases related to its portfolio as of March 31, 2026 is as follows for the subsequent years ended December 31:

2026 (nine months remaining)	$91,476
2027	112,168
2028	102,576
2029	88,364
2030	67,254
Thereafter	230,301
Total	$692,139

Information as Lessee

The Company has 12 buildings located on land that is subject to ground leases with a weighted average remaining term of approximately 43 years. Rental payments on these leases are adjusted periodically based on either the CPI or on a pre-determined schedule. The monthly payments on a pre-determined schedule are recognized on a straight-line basis over the terms of the respective leases. Changes in the CPI are not estimated as part of our measurement of straight-line rental expense. Some of the Company’s ground leases contain extension options and, where we determined it was reasonably certain that an extension would occur, they were included in our calculation of the right of use asset and liability. The Company recognized approximately $100 and $77 of ground lease expense during the three months ended March 31, 2026 and 2025, respectively, of which $86 and $46 was paid in cash. The Company incurred interest expense of $66 and $0 from ground leases that were classified as financing leases for the three months ended March 31, 2026 and 2025, respectively.

The following table sets forth the undiscounted cash flows of our scheduled obligations for future lease payments on operating ground leases at March 31, 2026, and a reconciliation of those cash flows to the operating lease liability at March 31, 2026:

2026 (nine months remaining)	$850
2027	1,150
2028	1,174
2029	1,193
2030	1,211
Thereafter	25,988
Total	31,566
Discount	(18,228)
Lease liability	$13,338

Tenant Concentration

During the three months ended March 31, 2026, the Company’s rental revenues were derived from 310 tenants leasing 189 buildings, and no single tenant exceeded 10% of the Company’s rental revenue.

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

Note 10 – Subsequent Events

Contracts to Purchase Seniors Housing Communities

The Landing Alexandria

On May 1, 2026, the Company entered into a purchase agreement with affiliates of Silverstone Senior Living (“SSL”) to acquire the Landing Alexandria (the “Landing”), a 163-home, luxury seniors housing community located in Alexandria, Virginia for a purchase price of approximately $130 million. The Landing offers independent living, assisted living and memory care. The Company intends to operate the community as a seniors housing operating property (“SHOP”) and to engage an affiliate of Greystone as a third-party manager to manage day-to-day operations. Under this structure, the Company will own the real estate and participate directly in the operating results of the property, including revenues and operating expenses, rather than receiving fixed lease payments from a third-party tenant. It is anticipated that this acquisition will close in the second quarter of 2026. The acquisition is subject to customary closing conditions, including, among other things, the completion of due diligence, licenses and approvals (if any), and other customary conditions. We cannot assure you that the acquisition will be completed on the anticipated terms or timetable, or at all.

The Riviera at Alexandria

On May 1, 2026, the Company entered into a purchase agreement with affiliates of SSL to acquire the Riviera at Alexandria (the “Riviera”), a 129-home, luxury independent living community located in Alexandria, Virginia for a purchase price of approximately $119 million. The Company intends to operate the community as a SHOP and to engage an affiliate of Greystone as a third-party manager to manage day-to-day operations. Under this structure, the Company will own the real estate and participate directly in the operating results of the property, including revenues and operating expenses, rather than receiving fixed lease payments from a third-party tenant. It is anticipated that this acquisition will close in the second quarter of 2026. The acquisition is subject to customary closing conditions, including, among other things, the completion of due diligence, licenses and approvals (if any), and other customary conditions. We cannot assure you that the acquisition will be completed on the anticipated terms or timetable, or at all.

The Pinnacle North Bethesda

On May 6, 2026, the Company entered into a purchase agreement to acquire the Pinnacle North Bethesda (the “Pinnacle”), a 175-home, luxury seniors housing community with ground floor retail located in North Bethesda, Maryland for a purchase price of approximately $176 million. The Pinnacle offers independent living, assisted living, and memory care housing. The Company intends to operate the community as a SHOP and to engage an affiliate of Greystone as a third-party manager to manage day-to-day operations. Under this structure, the Company will own the real estate and participate directly in the operating results of the property, including revenues and operating expenses, rather than receiving fixed lease payments from a third-party tenant. It is anticipated that this acquisition will close in the fourth quarter of 2026. The acquisition is subject to customary closing conditions, including, among other things, the completion of due diligence, licenses and approvals (if any), and other customary conditions We cannot assure you that the acquisition will be completed on the anticipated terms or timetable, or at all.

$100 Million Strategic Convertible Perpetual Preferred Equity Investment

On May 6, 2026 the Company entered into an agreement (the “Investment Agreement”) providing for an up to $100 million delayed-draw convertible perpetual preferred equity investment led by Maewyn Capital Partners (“Maewyn”), pursuant to which the Company may sell a total of $100 million of Series C convertible perpetual preferred stock (the “Series C Preferred Stock”), with a liquidation preference of $100 per share, either in full or in multiple tranches within six months from the date of the Investment Agreement. Dividends on the Series C Preferred Stock will accrue at a rate of 6.0% per year and will be payable quarterly in cash. If the Series C Preferred Stock remains outstanding beyond the fourth anniversary of the final draw under the Investment Agreement, the dividend rate will increase by 2.0% annually, up to a maximum of 12.0%. Holders of the Series C Preferred Stock will have the option to convert their shares into shares of the Company’s common stock at any time at the then-effective conversion rate (the “Conversion Rate”). The Conversion Rate of the Series C Preferred Stock will initially be set at 2.32558 shares of common stock, based on an implied conversion price of $43.00 per share of common stock. Three years after the final draw, the Company has the option to convert the Series C Preferred Stock to common stock if the volume-weighted average price of its common stock exceeds 120.0% of the conversion price for 45 consecutive trading days.

The Company may redeem the Series C Convertible Preferred Stock at par at any time, after the fourth anniversary of the final draw under the Investment Agreement. If the Series C Convertible Preferred Stock is redeemed, the Company will issue a warrant (each, a “Warrant”) to each holder of shares of Series C Preferred Stock that is redeemed. Each Warrant will represent a holder’s right to purchase, at an exercise price equal to the conversion price for the Series C Preferred Stock as of the business day before the applicable redemption date, a number of shares of common stock equal to the aggregate liquidation preference of the shares of Series C Preferred

Stock of such holder to be redeemed divided by the conversion price of the Series C Preferred Stock as of the business day before the applicable redemption date. Each Warrant will be exercisable by the holder thereof, in whole or in part, at any time, or from time to time, prior to the fifth anniversary of the issuance of such Warrant.

Additionally, so long as Maewyn or its affiliates beneficially own at least 5.0% of the Company’s common stock on a fully-diluted basis, Maewyn will have the right to nominate one designee to be appointed as a member of the Board. The initial designee, Charles Fitzgerald, Managing Partner of Maewyn, will be appointed to the Company’s Board following the Company’s 2026 Annual Meeting of Stockholders on May 20, 2026.

Common Dividend Modification

On May 5, 2026, the Board declared a monthly common stock cash dividend of $0.16 per share for each of July, August and September of 2026, representing quarterly cash dividends totaling $0.48 per share. This compares to a monthly common stock cash dividend of $0.25 per share for April, May and June 2026, and represents an approximate 36% reduction. The Company is resizing its dividend to focus on retaining cash flow and to accelerate the Company’s acquisition strategy and accelerate the ramp of its SHOP portfolio.

Mezzanine Loan

On April 1, 2026, the Company closed a $3.0 million mezzanine loan secured by an under-development medical facility located in Fort Myers, Florida. The medical facility is an on-campus outpatient surgical facility that is 100% pre-leased to an investment-grade tenant under a 15-year lease with no termination rights. The loan bears interest at a rate of 12.0% per annum, has an initial term of 24 months, and represents approximately 10% of the total project cost. In connection with the loan, the Company holds a right of first offer and right of first refusal with respect to a sale of the property, which are subject to the pre-leased tenant’s corresponding rights.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our financial statements, including the notes to those financial statements, included elsewhere in this Quarterly Report on Form 10-Q (this “Report”). Some of the statements we make in this section are forward-looking statements within the meaning of the federal securities laws. For a complete discussion of forward-looking statements, see the section below entitled “Special Note Regarding Forward-Looking Statements.” Certain risk factors may cause actual results, performance, or achievements to differ materially from those expressed or implied by the following discussion. For a discussion of such risk factors, see Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Annual Report”), that was filed with the U.S. Securities and Exchange Commission (the “SEC” or the “Commission”) on March 2, 2026 and Item 1A. Risk Factors in this Quarterly Report on Form 10-Q. Unless otherwise indicated, all dollar amounts in the following discussion are presented in thousands.

Special Note Regarding Forward-Looking Statements

This Report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). In particular, statements pertaining to our investment in our Series C Preferred Stock or the terms of the investment agreement by Maewyn Capital Partners and its affiliates, future Board composition, trends, liquidity, capital resources, future dividends, and the healthcare industry and the healthcare real estate markets and opportunity, among others, contain forward-looking statements. You can identify forward-looking statements by the use of forward-looking terminology including, but not limited to, “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates” or “anticipates” or the negative of these words and phrases or similar words or phrases which are predictions of or indicate future events or trends and which do not relate solely to historical matters. You can also identify forward-looking statements by discussions of strategy, plans or intentions.

Forward-looking statements involve numerous risks and uncertainties and you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data or methods which may be incorrect or imprecise and we may not be able to realize them. We do not guarantee that the transactions and events described will happen as described (or that they will happen at all). The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

●	difficulties in identifying healthcare and seniors housing facilities to acquire (due to increased cost of capital, competition or otherwise) and completing such acquisitions;

●	defaults on or non-renewal of leases by tenants;
●	our ability to collect rents;
●	increases in interest rates and increased operating costs;
●	macroeconomic and geopolitical factors, including, but not limited to, inflationary pressures, tariffs and international trade policies, elevated interest rates, distress in the banking sector, global supply chain disruptions and ongoing geopolitical conflicts and war;
●	changes in current healthcare and healthcare real estate trends and costs, including wage inflation;
●	an epidemic or pandemic (such as the COVID-19 epidemic), and the measures that international, federal, state and local governments, agencies, law enforcement and/or health authorities implement to address it;
●	our ability to satisfy the covenants in our existing and any future debt agreements;
●	our ability to refinance our existing debt when needed or on favorable terms;
●	decreased rental rates or increased vacancy rates, including expected rent levels on acquired properties;
●	adverse economic or real estate conditions or developments, either nationally or in the markets in which our facilities are located;
●	our failure to generate sufficient cash flows to service our outstanding obligations;
●	our ability to satisfy our short and long-term liquidity requirements;
●	our ability to deploy the debt and equity capital we raise;
●	our ability to hedge our interest rate risk;
●	our ability to raise additional equity and debt capital on attractive terms or at all;
●	our ability to make distributions on shares of our common and preferred stock or to redeem our preferred stock;
●	expectations regarding the timing and/or completion of any acquisition;
●	expectations regarding the timing and/or completion of dispositions, and the expected use of proceeds therefrom;
●	our use of joint ventures may limit our returns on and our flexibility with jointly-owned investments;
●	general volatility of the market price of our common and preferred stock;
●	changes in our business or our investment or financing strategy;
●	our dependence upon key personnel, whose continued service is not guaranteed;
●	our ability to identify, hire and retain highly qualified personnel in the future;
●	the degree and nature of our competition;
●	changes in healthcare laws, governmental regulations, tax laws and similar matters;
●	changes in expected trends in Medicare, Medicaid and commercial insurance reimbursement trends, including changes in Medicaid reimbursement rates pursuant to the One Big Beautiful Bill Act (the “OBBBA”);
●	competition for investment opportunities;
●	our failure to achieve the anticipated benefits from, and effectively integrate, our completed or anticipated acquisitions and investments;

●	our expected capital and tenant improvement expenditures;
●	changes in accounting policies generally accepted in the United States of America (“GAAP”);
●	lack of, or insufficient amounts of, insurance;
●	other factors affecting the real estate industry generally;
●	changes in the tax treatment of our distributions;
●	our failure to maintain our qualification as a real estate investment trust (“REIT”) for U.S. federal income tax purposes;
●	our ability to qualify for the safe harbor from the 100% prohibited transactions tax under the REIT rules with respect to our property dispositions; and
●	limitations imposed on our business due to, and our ability to satisfy, complex rules relating to REIT qualification for U.S. federal income tax purposes.

See Item 1A. Risk Factors in our 2025 Annual Report and Item 1A. Risk Factors in this Quarterly Report on Form 10-Q for further discussion of these and other risks, as well as the risks, uncertainties and other factors discussed in this Report and identified in other documents we may file with the SEC from time to time. You should carefully consider these risks before making any investment decisions in our company. New risks and uncertainties may also emerge from time to time that could materially and adversely affect us. While forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance. We disclaim any obligation to update or revise any forward-looking statement to reflect changes in underlying assumptions or factors, of new information, data or methods, future events or other changes after the date of this Report, except as required by applicable law. You should not place undue reliance on any forward-looking statements that are based on information currently available to us or the third parties making the forward-looking statements.

Overview

Chiron Real Estate Inc. (the “Company,” “us,” “we,” or “our”) is a Maryland corporation and internally managed REIT that acquires (i) healthcare facilities leased to physician groups and regional and national healthcare systems and (ii) seniors housing communities. We hold our facilities and conduct our operations through a Delaware limited partnership subsidiary, Chiron Real Estate LP (the “Operating Partnership”). Our wholly owned subsidiary, Chiron Real Estate GP LLC, is the sole general partner of our Operating Partnership and, as of March 31, 2026, we owned 91.4% of the outstanding common operating partnership units (“OP Units”), with the remaining 8.6% owned by holders of long-term incentive plan units (“LTIP Units”) and third-party limited partners who contributed properties or services to the Operating Partnership in exchange for OP Units.

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
●	active adult and other seniors residential facilities that are located in attractive markets.

Most of our healthcare facilities are leased to single-tenants under triple-net leases. Our portfolio also contains some multi-tenant properties with gross lease or modified gross lease structures. In addition, as of March 31, 2026, we had an interest in two unconsolidated joint ventures that own healthcare facilities.

Our Properties

As of March 31, 2026, we had gross investments of approximately $1.5 billion in real estate, consisting of 189 buildings with an aggregate of approximately 5.1 million leasable square feet and approximately $118.2 million of annualized base rent. This data does not include amounts for properties held in our unconsolidated joint ventures.

2026 Investment Activity

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

Recent Developments

Contracts to Purchase Seniors Housing Communities

The Landing Alexandria

On May 1, 2026, the Company entered into a purchase agreement with affiliates of Silverstone Senior Living (“SSL”) to acquire the Landing Alexandria (the “Landing”), a 163-home, luxury seniors housing community located in Alexandria, Virginia for a purchase price of approximately $130 million. The Landing offers independent living, assisted living and memory care. The Company intends to operate the community as a seniors housing operating property (“SHOP”) and to engage an affiliate of Greystone as a third-party manager to manage day-to-day operations. Under this structure, the Company will own the real estate and participate directly in the operating results of the property, including revenues and operating expenses, rather than receiving fixed lease payments from a third-party tenant. It is anticipated that this acquisition will close in the second quarter of 2026. The acquisition is subject to customary closing conditions, including, among other things, the completion of due diligence, licenses and approvals (if any), and other customary conditions. We cannot assure you that the acquisition will be completed on the anticipated terms or timetable, or at all.

The Riviera at Alexandria

On May 1, 2026, the Company entered into a purchase agreement with affiliates of SSL to acquire the Riviera at Alexandria (the “Riviera”), a 129-home, luxury independent living community located in Alexandria, Virginia for a purchase price of approximately $119 million. The Company intends to operate the community as a SHOP and to engage an affiliate of Greystone as a third-party manager to manage day-to-day operations. Under this structure, the Company will own the real estate and participate directly in the operating results of the property, including revenues and operating expenses, rather than receiving fixed lease payments from a third-party tenant. It is anticipated that this acquisition will close in the second quarter of 2026. The acquisition is subject to customary closing conditions, including, among other things, the completion of due diligence, licenses and approvals (if any), and other customary conditions. We cannot assure you that the acquisition will be completed on the anticipated terms or timetable, or at all.

The Pinnacle North Bethesda

On May 6, 2026, the Company entered into a purchase agreement to acquire the Pinnacle North Bethesda (the “Pinnacle”), a 175-home, luxury seniors housing community with ground floor retail located in North Bethesda, Maryland for a purchase price of approximately $176 million. The Pinnacle offers independent living, assisted living, and memory care housing. The Company intends to operate the community as a SHOP and to engage an affiliate of Greystone as a third-party manager to manage day-to-day operations. Under this structure, the Company will own the real estate and participate directly in the operating results of the property, including revenues and operating expenses, rather than receiving fixed lease payments from a third-party tenant. It is anticipated that this acquisition will close in the fourth quarter of 2026. The acquisition is subject to customary closing conditions, including, among other things, the completion of due diligence, licenses and approvals (if any), and other customary conditions We cannot assure you that the acquisition will be completed on the anticipated terms or timetable, or at all.

$100 Million Strategic Convertible Perpetual Preferred Equity Investment

On May 6, 2026 the Company entered into an agreement (the “Investment Agreement”) providing for an up to $100 million delayed-draw convertible perpetual preferred equity investment led by Maewyn Capital Partners (“Maewyn”), pursuant to which the Company may sell a total of $100 million of Series C convertible perpetual preferred stock (the “Series C Preferred Stock”), with a liquidation preference of $100 per share, either in full or in multiple tranches within six months from the date of the Investment Agreement. Dividends on the Series C Preferred Stock will accrue at a rate of 6.0% per year and will be payable quarterly in cash. If the Series C Preferred Stock remains outstanding beyond the fourth anniversary of the final draw under the Investment Agreement, the dividend rate will increase by 2.0% annually, up to a maximum of 12.0%. Holders of the Series C Preferred Stock will have the option to convert their shares into shares of the Company’s common stock at any time at the then-effective conversion rate (the “Conversion Rate”). The Conversion Rate of the Series C Preferred Stock will initially be set at 2.32558 shares of common stock, based on an implied conversion price of $43.00 per share of common stock. Three years after the final draw, the Company has the option to convert the Series C Preferred Stock to common stock if the volume-weighted average price of its common stock exceeds 120.0% of the conversion price for 45 consecutive trading days.

The Company may redeem the Series C Convertible Preferred Stock at par at any time, after the fourth anniversary of the final draw under the Investment Agreement. If the Series C Convertible Preferred Stock is redeemed, the Company will issue a warrant (each, a “Warrant”) to each holder of shares of Series C Preferred Stock that is redeemed. Each Warrant will represent a holder’s right to purchase, at an exercise price equal to the conversion price for the Series C Preferred Stock as of the business day before the applicable redemption date, a number of shares of common stock equal to the aggregate liquidation preference of the shares of Series C Preferred Stock of such holder to be redeemed divided by the conversion price of the Series C Preferred Stock as of the business day before the applicable redemption date. Each Warrant will be exercisable by the holder thereof, in whole or in part, at any time, or from time to time, prior to the fifth anniversary of the issuance of such Warrant.

Additionally, so long as Maewyn or its affiliates beneficially own at least 5.0% of the Company’s common stock on a fully-diluted basis, Maewyn will have the right to nominate one designee to be appointed as a member of the Board. The initial designee, Charles Fitzgerald, Managing Partner of Maewyn, will be appointed to the Company’s Board following the Company’s 2026 Annual Meeting of Stockholders on May 20, 2026.

Common Dividend Modification

On May 5, 2026, the Board declared a monthly common stock cash dividend of $0.16 per share for each of July, August and September of 2026, representing quarterly cash dividends totaling $0.48 per share. This compares to a monthly common stock cash dividend of $0.25 per share for April, May and June 2026, and represents an approximate 36% reduction. The Company is resizing its dividend to focus on retaining cash flow and to accelerate the Company’s acquisition strategy and accelerate the ramp of its SHOP portfolio.

Mezzanine Loan

On April 1, 2026, the Company closed a $3.0 million mezzanine loan secured by an under-development medical facility located in Fort Myers, Florida. The medical facility is an on-campus outpatient surgical facility that is 100% pre-leased to an investment-grade tenant under a 15-year lease with no termination rights. The loan bears interest at a rate of 12.0% per annum, has an initial term of 24 months, and represents approximately 10% of the total project cost. In connection with the loan, the Company holds a right of first offer and right of first refusal with respect to a sale of the property, which are subject to the pre-leased tenant’s corresponding rights.

Chapter 11 Reorganization Filing of White Rock Medical Center, LLC

On January 20, 2026, White Rock Medical Center LLC, filed for Chapter 11 bankruptcy protection under the United States Bankruptcy Code. At the time of its bankruptcy filing, White Rock operated two hospitals in Texas, including the White Rock Medical Center in Dallas, Texas, an acute-care hospital owned by the Company where White Rock is the sole tenant and has been operating the hospital since October 2023. There are 12 years remaining on this lease. According to the filed bankruptcy documents, the primary reason for the bankruptcy is a dispute with the former operator of the facility related to amounts due to the former operator. Accordingly White Rock plans to (i) restructure indebtedness related to its purchase of the hospital operations at the White Rock Medical Center and a related transition services agreement and (ii) sell its hospital operations to a third party, with the goal of stabilizing its operations and maximizing value to its stakeholders. As a means of assisting White Rock in its stabilization efforts, the Company has funded annual property tax obligations due under the lease and accepted reduced monthly payments. As of May 5, 2026, the Company has a receivable balance, net of security deposits, of approximately $1.5 million (exclusive of late fees and interest thereon). Although we expect White Rock to affirm our lease as part of its reorganization plan, as of May 5, 2026, no reorganization plan has been filed with the courts and there can be no assurance that White Rock will affirm its lease with us or that we will receive any amounts owed to us.

Trends Which May Influence Our Results of Operations

We believe the following trends may positively impact our results of operations:

●	An aging population. The general aging of the population, driven by the large baby boomer generation (born 1946-1964) and increases in life expectancy due to advances in medical technology and services, continues to be a key driver of growth in healthcare expenditures. According to the most recent U.S. Census Bureau estimates, the population age 65 and older grew by over a third during the past decade, and roughly 3.1% from 2023 to 2024. We believe this segment of the U.S. population will utilize many of the services provided at our healthcare facilities such as orthopedics, cardiac, gastroenterology and rehabilitation.

●	Seniors housing communities. As occupancy continues to recover in many markets and new supply remains constrained, owners of seniors housing properties have generally seen improving profitability and greater pricing power, including the ability to increase resident fees and reduce concessions. Margin recovery remains influenced by labor availability and wage pressure, as well as elevated insurance and other operating costs; accordingly, community performance tends to be strongest at well-located assets with experienced operators and favorable payer/resident mix.

●	A continuing shift towards outpatient care. According to the American Hospital Association, patients are demanding more outpatient operations. We believe this shift in patient preference from inpatient to outpatient facilities will benefit our tenants as most of our properties consist of outpatient facilities.

●	Physician practice group and hospital consolidation. We believe the trend towards physician group consolidation will serve to strengthen the credit quality of our tenants if our tenants merge or are consolidated with larger health systems.

We believe the following trends may negatively impact our results of operations:

●	Interest rates remain at elevated levels. During 2025, the U.S. Federal Reserve (the “Fed”) continued lowering the Federal Funds Rate with the most recent cut in December 2025 bringing the target range to 3.50% to 3.75%, a level that remains unchanged through March 31, 2026. The 10-Year U.S. Treasury yield and Secured Overnight Financing Rate (“SOFR”) increased modestly during the first quarter of 2026, with the 10-year U.S. Treasury yield and one-month term SOFR at 4.30% and 3.67% as of March 31, 2026, respectively. Although interest rates trended lower during 2025, interest rates are significantly higher than in 2021, when we entered into interest rate swaps with respect to the $350 million Term Loan A component of our Credit Facility. These interest rate swaps fixed the SOFR component of our interest rate on our Term Loan A at 1.36%; however, these swaps expired in April 2026 (the original maturity date of Term Loan A). In October 2025, we entered into $350 million of new forward-starting interest rate swaps that became effective in May 2026 to fully hedge the SOFR components of the new three Term Loan A tranches in the Credit Facility through their respective maturities at rates ranging from 3.24% to 3.32%. The current elevated interest rate environment has already resulted in material increases in our interest expense with respect to our floating-rate indebtedness and, beginning in May 2026, will materially increase our interest expense with respect to our fixed-rate indebtedness.

●	Increased Cost of Healthcare Delivery. Healthcare delivery costs continue to increase due to, among other things, increases in labor costs, medical supplies and technology investments. Increases in the cost of healthcare delivery can put stress on our tenants’ business, which, if not offset by revenue increases, could negatively affect our tenants’ ability to pay rent to us.

●	Changes in third party reimbursement methods and policies. The price of healthcare services has been increasing, and, as a result, we believe that third-party payors, such as Medicare and commercial insurance companies, will continue to scrutinize and reduce the types of healthcare services eligible for, and the amounts of, reimbursement under their health insurance plans or increase the portion of premiums for which covered individuals are responsible. In January 2026, CMS announced proposed rate increases for 2027 to Medicare Advantage health plans of less than a tenth of a percent, which was less than market expectations. If finalized, this modest rate increase could result in benefit cuts or higher premiums for Medicare Advantage participants. Additionally, beginning on January 1, 2026, premium tax credits that were intended to assist certain participants on the healthcare insurance exchanges in purchasing health insurance expired, which could result in significant premium increases for these participants. If these trends continue, our tenants’ businesses will continue to be negatively affected, which may impact their ability to pay rent to us.

Critical Accounting Estimates

The preparation of financial statements in conformity with GAAP requires our management to use judgment in the application of accounting policies, including making estimates and assumptions. We base estimates on the best information available to us at the time, our experience and on various other assumptions believed to be reasonable under the circumstances. These estimates affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If our judgment or interpretation of the facts and circumstances relating to various transactions or other matters had been different, it is possible that different accounting would have been applied, resulting in a different presentation of our financial statements. From time to time, we re-evaluate our estimates and assumptions. In the event estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current estimates and assumptions about matters that are inherently uncertain. Please refer to our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the Commission on March 2, 2026, for further information regarding the critical accounting policies that affect our more significant estimates and judgments used in the preparation of our condensed consolidated financial statements included in Part I, Item 1 of this Report.

Consolidated Results of Operations

Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025

	Three Months Ended March 31,
	2026	2025	$ Change

	(in thousands)
Revenue
Rental revenue	$38,021	$34,595	$3,426
Other income	43	23	20
Total revenue	38,064	34,618	3,446

Expenses
General and administrative	5,089	3,620	1,469
Operating expenses	9,250	7,585	1,665
Depreciation expense	11,087	10,307	780
Amortization expense	3,740	3,520	220
Interest expense	7,233	7,167	66
Total expenses	36,399	32,199	4,200
Income before other income (expense)	1,665	2,419	(754)
Gain on sale of investment properties	—	1,358	(1,358)
Equity loss from unconsolidated joint ventures	(11)	(40)	29
Net income	$1,654	$3,737	$(2,083)

Revenue

Total Revenue

Total revenue for the three months ended March 31, 2026 was $38.1 million, compared to $34.6 million for the same period in 2025, representing an increase of $3.5 million. The increase was primarily driven by rental revenue from properties acquired after March 31, 2025, as well as the recognition of a full three months of rental revenue in 2026 from acquisitions completed during the three months ended March 31, 2025. These increases, together with growth in our existing portfolio, were partially offset by the impact of dispositions completed during the same period. Within that increase, $6.3 million in revenue was recognized from net lease expense recoveries during the three months ended March 31, 2026, compared to $5.2 million for the same period in 2025.

Expenses

General and Administrative

General and administrative expenses for the three months ended March 31, 2026 were $5.1 million, compared to $3.6 million for the same period in 2025, an increase of $1.5 million. The increase was primarily driven by an increase in non-cash LTIP compensation expense of $1.1 million, other compensation and benefits of $0.2 million, and general corporate expenses of $0.2 million.

Operating Expenses

Operating expenses for the three months ended March 31, 2026 were $9.3 million, compared to $7.6 million for the same period in 2025, an increase of $1.7 million. The increase was primarily attributable to portfolio growth, including operating expenses from facilities acquired after March 31, 2025 and the inclusion of a full three months of operating expenses in 2026 for acquisitions completed during the three months ended March 31, 2025. Operating expenses in the existing portfolio also increased, reflecting higher property‑level costs year over year. These increases were partially offset by the impact of dispositions completed during the same period. Included in these amounts were $6.3 million of recoverable property operating expenses incurred during the three months ended March 31, 2026, compared to $5.2 million for the same period in 2025.

Depreciation Expense

Depreciation expense for the three months ended March 31, 2026 was $11.1 million, compared to $10.3 million for the same period in 2025, an increase of $0.8 million. The increase was primarily driven by properties acquired after March 31, 2025, as well as the recognition of a full three months of depreciation expense in 2026 from acquisitions completed during the three months ended March  31, 2025, partially offset by dispositions during that same period.

Amortization Expense

Amortization expense for the three months ended March 31, 2026 was $3.7 million, compared to $3.5 million for the same period in 2025, an increase of $0.2 million. The increase was primarily driven by properties acquired after March 31, 2025, as well as the recognition of a full three months of amortization expense in 2026 from acquisitions completed during the three months ended March  31, 2025, partially offset by dispositions and decreases on the existing portfolio during that same period.

Interest Expense

Interest expense for the three months ended March 31, 2026 was $7.2 million, compared to $7.2 million for the same period in 2025. While rates declined from 2025 to 2026, the decrease in interest expense was partially offset by increases due to higher average borrowings during the three months ended March 31, 2026, compared to the same period in 2025.

The weighted average interest rate of our debt for the three months ended March 31, 2026 was 3.72% compared to 3.83% for the same period in 2025. Additionally, the weighted average interest rate and term of our debt was 3.58% and 3.9 years, respectively, at March 31, 2026, compared to 3.84% and 1.8 years, respectively, at March 31, 2025.

Income Before Other Income (Expense)

Income before other income (expense) for the three months ended March 31, 2026 was $1.7 million, compared to $2.4 million for the same period in 2025, a decrease of $0.7 million.

Gain on Sale of Investment Properties

During the three months ended March 31, 2026, we had no property dispositions. During the three months ended March 31, 2025, we completed two dispositions resulting in an aggregate gain of $1.4 million.

Equity Loss from Unconsolidated Joint Ventures

Equity Loss from Unconsolidated Joint Ventures for the three months ended March 31, 2026 was $11 thousand, compared to $40 thousand for the same period in 2025, a decrease of $29 thousand.

Net Income

Net income for the three months ended March 31, 2026 was $1.7 million, compared to net income of $3.7 million for the same period in 2025, a decrease of $2.0 million.

Assets and Liabilities

As of March 31, 2026 and December 31, 2025 our principal assets consisted of investments in real estate, net, of $1.1 billion and $1.2 billion, respectively. We completed no acquisitions or dispositions during the three months ended March 31, 2026. Our liquid assets consisted primarily of cash and cash equivalents and restricted cash of $10.9 million and $11.9 million, as of March 31, 2026 and December 31, 2025, respectively.

The decrease in our cash and cash equivalents and restricted cash balances to $10.9 million as of March 31, 2026, compared to $11.9 million as of December 31, 2025, was primarily due to funds used to invest in the Active Adult Joint Venture, the payment of our first Series B Preferred stock dividend, funds used for capital expenditures on existing real estate investments, and leasing commissions, partially offset by net borrowings on our Credit Facility, and net cash provided by operating activities.

The increase in our total liabilities to $717.4 million as of March 31, 2026 compared to $712.4 million as of December 31, 2025, was primarily the result of higher net borrowings outstanding on our Credit Facility, partially offset by a lower accounts payable and accrued expenses.

Cash Flow Information

Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025

	Three Months Ended March 31,
	2026	2025	$ Change

	(in thousands)
Cash provided by operating activities	$13,352	$12,272	$1,080
Cash used in investing activities	(9,842)	(27,224)	17,382
Cash (used in) provided by financing activities	(4,439)	13,598	(18,037)
Decrease in cash and cash equivalents and restricted cash	$(929)	$(1,354)	$425

Net cash provided by operating activities for the three months ended March 31, 2026 was $13.4 million, compared to $12.3 million for the same period in 2025. Net cash provided by operating activities increased primarily due to the impact of our 2025 acquisitions.

Net cash used in investing activities for the three months ended March 31, 2026 was $9.8 million, compared to $27.2 million for the same period in 2025. Net cash used in investing activities decreased primarily due to higher acquisition activity in 2025 compared to 2026.

Net cash used in financing activities for the three months ended March 31, 2026 was $4.4 million, compared to net cash provided by financing activities of $13.6 million for the same period in 2025. This change in cash flow is primarily due to lower net borrowings on our Credit Facility, and lower dividend payments to common and preferred stockholders as well as holders of OP Units and LTIP Units.

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

Funds from Operations, Core Funds from Operations, and Funds Available for Distribution

Funds from operations attributable to common stockholders and noncontrolling interest (“FFO”), and core FFO attributable to common stockholders and noncontrolling interest (“Core FFO”) and funds available for distribution attributable to common stockholders and noncontrolling interest (“FAD”) are non-GAAP financial measures within the meaning of the rules of the SEC. The Company considers FFO, Core FFO, and FAD to be important supplemental measures of its operating performance and believes FFO is frequently used by securities analysts, investors, and other interested parties in the evaluation of REITs, many of which present FFO when reporting their results.

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

Core FFO is a non-GAAP measure used by many investors and analysts to measure a real estate company’s operating performance by removing the effect of items that do not reflect ongoing property operations. Management calculates Core FFO by modifying the NAREIT computation of FFO by adjusting it for certain cash and non-cash items and certain recurring and non-recurring items. For the Company these items include recurring acquisition and disposition costs, loss on the extinguishment of debt, recurring straight line deferred rental revenue, recurring stock-based compensation expense, recurring amortization of above and below market leases, recurring amortization of debt issuance costs, severance and transition related expense, costs related to our reverse stock split, and other items related to unconsolidated partnerships and joint ventures.

We calculate FAD by subtracting from Core FFO capital expenditures, including tenant improvements, leasing commissions and building capital. Management believes FAD is useful in analyzing the portion of cash flow that is available for distribution to stockholders and unitholders. Investors, analysts and the Company utilize FAD as an indicator of common dividend potential.

Management believes that reporting Core FFO in addition to FFO and FAD is a useful supplemental measure for the investment community to use when evaluating the operating performance of the Company on a comparative basis.

A reconciliation of net income to FFO and Core FFO and FAD for the three months ended March 31, 2026 and 2025 is as follows. All per share, per share and unit, and weighted average share and unit amounts have been adjusted to reflect the impact of the Reverse Stock Split.

	Three Months Ended March 31,
	2026	2025

Net income	$1,654	$3,737
Less: Preferred stock dividends	(2,473)	(1,455)
Depreciation and amortization expense	14,802	13,806
Depreciation and amortization expense from unconsolidated joint ventures	73	49
Gain on sale of investment properties	—	(1,358)
FFO attributable to common stockholders and noncontrolling interest	$14,056	$14,779
Amortization of above market leases, net	146	452
Straight line deferred rental revenue	(204)	(57)
Stock-based compensation expense	1,229	151
Amortization of debt issuance costs and other	807	559
Severance and transition related expense	—	104
Other adjustments from unconsolidated joint ventures	(19)	31
Core FFO attributable to common stockholders and noncontrolling interest	$16,015	$16,019

Net (loss) income attributable to common stockholders per share – basic and diluted	$(0.06)	$0.16
FFO attributable to common stockholders and noncontrolling interest per share and unit	$0.97	$1.02
Core FFO attributable to common stockholders and noncontrolling interest per share and unit	$1.11	$1.11

Weighted Average Shares and Units Outstanding – basic and diluted	14,429	14,475

Weighted Average Shares and Units Outstanding:
Weighted Average Common Shares	13,235	13,375
Weighted Average OP Units	444	449
Weighted Average LTIP Units	750	651
Weighted Average Shares and Units Outstanding – basic and diluted	14,429	14,475

Core FFO attributable to common stockholders and noncontrolling interest	$16,015	$16,019
Tenant improvements	(594)	(704)
Leasing commissions	(550)	(115)
Building capital	(1,550)	(1,907)
FAD attributable to common stockholders and noncontrolling interest	$13,321	$13,293

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

A reconciliation of net income to EBITDAre and Adjusted EBITDAre for the three months ended March 31, 2026 and 2025 is as follows:

	Three Months Ended March 31,
	2026	2025

	(unaudited and in thousands)
Net income	$1,654	$3,737
Interest expense	7,233	7,167
Depreciation and amortization expense	14,827	13,827
Unconsolidated joint venture EBITDAre adjustments (1)	111	85
Gain on sale of investment properties	—	(1,358)
EBITDAre	$23,825	$23,458
Stock-based compensation expense	1,229	151
Amortization of above market leases, net	146	452
Severance and transition related expense	—	104
Interest rate swap mark-to-market at unconsolidated joint ventures	(19)	35
Adjusted EBITDAre	$25,181	$24,200

(1)	Includes joint venture interest, depreciation and amortization, and gain on sale of investment properties, if applicable, included in unconsolidated joint ventures net income or loss.

Net Operating Income (NOI), Cash NOI, and Same-Property Cash NOI

The Company considers net operating income (“NOI”) to be an appropriate supplemental measure to net income because it helps both investors and management understand the core operations of our properties. We define NOI as total net (loss) income, plus depreciation and amortization expenses, general and administrative expenses, transaction expenses, impairments, (gain) loss on sale of investment properties, interest expense, and other non-operating items. Cash NOI and Same-Property Cash NOI are key performance indicators. Management considers these to be supplemental measures that allows investors, analysts and Company management to measure unlevered property-level cash operating results. The Company defines Cash NOI as NOI excluding non-cash items such as above and below market lease intangibles and straight-line rent. Cash NOI is historical and not necessarily indicative of future results. Same-Property Cash NOI compares Cash NOI for stabilized properties. Stabilized properties are properties that have been included in operations for the duration of the year-over-year comparison period presented. Accordingly, stabilized properties exclude properties that were recently acquired or disposed of, properties classified as held for sale, properties undergoing redevelopment, and newly redeveloped or developed properties. Same-Property Cash NOI also excludes lease terminations fees and joint ventures and other income in order to remove non-recurring items and joint venture-related income from our NOI.

	Three Months Ended March 31,
	2026	2025

	(unaudited and in thousands)
Net income	$1,654	$3,737
General and administrative	5,089	3,620
Depreciation and amortization expense	14,827	13,827
Interest expense	7,233	7,167
Gain on sale of investment properties	—	(1,358)
Proportionate share of unconsolidated joint venture adjustments	92	120
NOI	$28,895	$27,113
Amortization of above market leases, net	146	452
Straight line deferred rental revenue	(204)	(57)
Proportionate share of unconsolidated joint venture adjustments	(2)	(5)
Cash NOI	$28,835	$27,503
Assets not held for all periods	(1,313)	(848)
Joint ventures and other income	(122)	(98)
Same-Property Cash NOI	$27,400	$26,557

Liquidity and Capital Resources

General

Our short-term (up to 12 months) liquidity requirements include:

●	Interest expense and scheduled principal payments on outstanding indebtedness;
●	General and administrative expenses;
●	Property operating expenses;
●	Property acquisitions;
●	Distributions on our common and preferred stock and OP Units and LTIP Units;
●	Increased capital requirements for our joint ventures;
●	Repurchases of our common stock; and
●	Capital and tenant improvements and leasing costs.

In 2026, we are contractually obligated to pay, or have capital commitments for, principal and interest payments on our outstanding debt and ground and operating lease expenses. In addition, if we decide to redeem our Series A preferred stock in full, we would have to pay the liquidation preference of $77.6 million plus accrued dividends, fees and expenses.

Our long-term (beyond 12 months) liquidity requirements consist primarily of funds necessary to pay for acquisitions, capital and tenant improvements at our properties, scheduled debt maturities, general and administrative expenses, operating expenses, common stock repurchases, and distributions. Beyond 2026, we are contractually obligated to pay, or have capital commitments for, principal and interest payments on our outstanding debt and ground and operating lease expenses.

We expect to satisfy our short and long-term liquidity needs through various internal and external sources, including cash flow from operations, debt financing, sales of additional equity securities, the issuance of OP Units in connection with acquisitions of additional properties, proceeds from select property dispositions and recapitalization transactions.

Sources of Liquidity

Our primary internal sources of liquidity include cash flow from operations and proceeds from select property dispositions and recapitalization transactions. Our primary external sources of liquidity include net proceeds received from equity issuances, including the issuance of OP Units in connection with acquisitions of additional properties, and debt financing, including borrowings under our Credit Facility, secured term loans and Senior Note Facility.

ATM Program

In January 2024, the Company and the Operating Partnership implemented a $300 million “at-the-market” equity offering program, pursuant to which we may offer and sell (including through forward sales), from time to time, shares of our common stock (the “2024 ATM Program”). No shares were sold under the 2024 ATM Program during the three months ended March 31, 2026 or from April 1, 2026 through May 5, 2026.

In February 2026, the Company and the Operating Partnership implemented a $75 million “at-the-market” equity offering program, pursuant to which the Company may offer and sell (including through forward sales), from time-to-time, shares of its 8.00% Series B Cumulative Redeemable Preferred Stock (the “2026 Series B Preferred ATM Program”). No shares were sold under the 2026 Series B Preferred ATM Program during the three months ended March 31, 2026 or from April 1, 2026 through May 5, 2026.

Debt Financing

Credit Facility. Our Credit Facility consists of (i) the $350 million Term Loan A Tranches, (ii) the $150 million Term Loan B, and (iii) the $400 million Revolver. The Credit Facility also contains a $500 million accordion feature. As of May 5, 2026, we had unutilized borrowing capacity under the Credit Facility of $220.5 million.

The Credit Facility is an unsecured facility with a maturity of (i) October 2029 for the Revolver (subject to two, six-month extension options), (ii) October 2029, October 2030, and April 2031 for the Term Loan A Tranches, and (iii) February 2028 for Term Loan B. Interest rates on amounts outstanding under the Credit Facility equal SOFR plus a borrowing spread based on the current pricing grid in the Credit Facility.

As of March 31, 2026, we had 16 interest rate swaps (including forward-starting interest rate swaps) that are used to manage our interest rate risk. Five of our interest rate swaps related to Term Loan A with a combined notional value of $350 million that fixed the SOFR component on Term Loan A through April 2026 at 1.36%. Seven of our interest rate swaps are forward-starting swaps that fix the SOFR component of the Term Loan A Tranches at rates between 3.24% to 3.32% and have maturities in October 2029, October 2030, and April 2031. The remaining four of our interest rate swaps relate to our Term Loan B with a combined notional value of $150 million that fix the SOFR component on Term Loan B through January 2028 at 2.54%.

We are subject to a number of financial covenants under the Credit Facility, including, among other things, the following as of the end of each fiscal quarter, (i) a maximum consolidated unsecured leverage ratio of less than 60%, (ii) a maximum consolidated secured leverage ratio of less than 30%, (iii) a maximum consolidated secured recourse leverage ratio of less than 10%, (iv) a minimum fixed charge coverage ratio of 1.50:1.00, (v) a minimum unsecured interest coverage ratio of 1.50:1.00, (vi) a maximum consolidated leverage ratio of less than 60%, (vii) a maximum cash investment in joint ventures of 10% of total asset value and (viii) a minimum net worth of $595.6 million plus 75% of all net proceeds raised through equity offerings subsequent to June 30, 2025. As of March 31, 2026, management believed it complied with all of the financial and non-financial covenants contained in the Credit Facility.

Total Fixed Debt. Our fixed debt totaled $501.1 million on a gross basis at March 31, 2026, with a weighted average interest rate of 3.06% based on our interest rate swaps and at current leverage. The weighted average maturity of our fixed debt was 3.7 years at March 31, 2026.

Other Fixed Debt. We have $1.1 million in gross notes payable as of March 31, 2026. This debt is comprised of one instrument.

Senior Note Facility

On March 2, 2026, the Company entered into a Master Note and Guaranty Agreement (the “Senior Note Agreement”) with NYL Investors LLC and certain of its affiliates (collectively, the “Purchasers”). The Agreement establishes an uncommitted senior unsecured note facility pursuant to which the Company may issue senior unsecured promissory notes (“Notes”) from time to time in one or more series to the Purchasers in an aggregate principal amount of up to $150.0 million. The Senior Note Agreement does not obligate the Purchasers to purchase any Notes, and each issuance is subject to the Purchasers’ discretion and satisfaction of customary conditions. Notes may be issued under the Senior Note Agreement during a period ending on the earliest of (i) the third anniversary of the effective date of the Senior Note Agreement, (ii) termination of the facility by either party upon written notice, (iii) termination following certain events of default, or (iv) acceleration of the Notes and termination of the facility. Notes issued under the Agreement may have maturities of up to ten years and will bear interest at rates determined at the time of issuance based on spreads over U.S. Treasury securities. As of March 31, 2026, no Notes had been issued or were outstanding under the Senior Note Agreement.

Debt Activity

During the three months ended March 31, 2026, we borrowed $17.1 million under the Credit Facility and repaid $8.3 million, for a net amount borrowed of $8.8 million. During the three months ended March 31, 2025, we borrowed $44.0 million under the Credit Facility and repaid $13.5 million, for a net amount borrowed of $30.5 million. As of March 31, 2026, the net outstanding Credit Facility balance was $662.3 million and as of May 5, 2026, we had unutilized borrowing capacity under the revolver component of the Credit Facility (the “Revolver”) of $220.5 million.

Common Stock Repurchase Program

In August 2025, the Board approved a $50 million common stock repurchase program (the “Stock Repurchase Program”). Under the Stock Repurchase Program, we may purchase up to $50 million of our outstanding shares of common stock from time to time in the open market, including through block purchases, through privately negotiated transactions or pursuant to any Rule 10b5-1 trading plan, in accordance with applicable securities laws. The specific timing, price and size of purchases will depend on prevailing stock prices, general economic and market conditions and other considerations. The Stock Repurchase Program does not obligate us to repurchase any dollar amount or number of shares of our common stock and may be suspended or discontinued at any time. No shares were repurchased during the three months ended March 31, 2026 or from April 1, 2026 through May 5, 2026.

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

As of March 31, 2026, we had $172.0 million of unhedged borrowings outstanding under the Revolver (before the netting of unamortized debt issuance costs) that bears interest at a variable rate. See “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Liquidity and Capital Resources,” for a detailed discussion of our Credit Facility. On March 31, 2026, SOFR on our outstanding floating-rate borrowings was 3.67%. Assuming no increase in the amount of our variable interest rate debt, if SOFR increased 100 basis points, our cash flow would decrease by approximately $1.7 million annually. Assuming no increase in the amount of our variable rate debt, if SOFR were reduced 100 basis points, our cash flow would increase by approximately $1.7 million annually.

Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve our objectives, we may borrow at fixed rates or floating rates. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Sources of Liquidity—Debt Financing,” for a description of our interest rate swaps.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2026, the Company’s disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information it is required to disclose in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

No changes were made to our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating the disclosure controls and procedures and the Company’s internal control over financial reporting, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures and the Company’s internal control over financial reporting must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

Item 1A. Risk Factors

Information on risk factors can be found in Part I, Item 1A (Risk Factors) of our 2025 Annual Report. Except as set forth below, there have been no material changes from the risk factors previously disclosed in our 2025 Annual Report. Some statements in this Quarterly Report on Form 10-Q constitute forward-looking statements. Please refer to Part I, Item 2 of this Quarterly Report on Form 10-Q entitled “Special Note Regarding Forward-Looking Statements.”

If we acquire the Riviera and the Landing, we plan to establish a new SHOP segment. This SHOP segment may expose us to various operational risks, liabilities and claims that could adversely affect our ability to generate revenues or increase our costs and could adversely affect our business, financial condition and results of operations.

Under the REIT tax rules, the senior housing communities in our potential SHOP segment that are “qualified healthcare properties” generally must be operated and managed for us by third-party managers and we have limited rights to direct or influence the business or operations of those communities. We expect that both our qualified and non-qualified healthcare properties in our SHOP segment will be managed or sub-managed by third-party managers. However, in each case, we will nonetheless participate directly in the financial performance of the communities’ operations and will be ultimately responsible for all operational risks and other liabilities of such properties, other than those arising out of certain actions by our managers, such as gross negligence, fraud or willful misconduct. These risks include, and our financial performance will be impacted by, among other things, fluctuations in occupancy levels, the inability to charge desirable resident fees (including anticipated increases in those fees), increases in the cost of food, supplies, energy, labor (as a result of labor shortages, unionization, inflation or otherwise) or other services, rent control regulations, national and regional economic conditions, the imposition of new or increased taxes, capital expenditure requirements, changes in management or equity, accounting misstatements, professional and general liability claims, litigation and regulatory actions and the availability and cost of insurance. Additionally, new or smaller third-party managers may have less experience in managing these senior housing communities and may require more oversight or attention. Any one or a combination of these factors could impact the performance of our potential SHOP segment, which could adversely affect our business, financial condition and results of operations.

We generally hold the applicable healthcare license and enroll in applicable government healthcare programs on behalf of the properties in our SHOP segment, which subjects us to potential liability under various healthcare laws and regulations.

Our inability to renew our management agreements with our potential SHOP managers and sub-managers on as favorable terms or at all, and our inability when necessary, to effectively and efficiently transition a SHOP community to a new manager or sub-manager, may have an adverse effect on our business, financial condition and results of operations.

If we establish a SHOP segment, we will be party to management agreements with our SHOP managers and sub-managers. While our management and sub-management agreements may be renewed, either pursuant to pre-negotiated renewal rights or through negotiation, there can be no assurance that our managers or sub-managers will renew with us. Even if a manager or sub-manager renews its agreement with us, we cannot assure you that the renewals will be on favorable terms. This risk may be exacerbated if market conditions at the time of the renewal are not as favorable as they were at the time the agreement was initially entered into or if the manager or sub-manager is subject to financial or operational difficulties.

Our management and sub-management agreements will provide us and our managers and sub-managers with termination rights in certain circumstances. If our management or sub-management agreements are not renewed or are otherwise terminated, we may attempt to transition those properties to one or more managers or sub-managers or reposition those properties for an alternative use. We may not be successful in identifying suitable replacements or entering into management or sub-management agreements or other arrangements with new managers or sub-managers on a timely basis or on terms as favorable to us as our current management or sub-management agreements, if at all.

During transition periods to new managers or sub-managers or in connection with repositioning the property, the attention of existing managers or sub-managers may be diverted from the performance of the properties, which could cause the financial and operational performance at those properties to decline and could increase exposure to operational and compliance risks. We may be required to fund certain expenses and obligations (such as real estate taxes, debt costs and maintenance expenses) or provide certain indemnities to preserve the value of, and avoid the imposition of liens on, our properties while they are being repositioned. Our ability to transition our properties to a suitable replacement manager or sub-manager or reposition our properties could be significantly delayed or limited by state licensing, receivership, certificates of need, Medicaid change-of-ownership rules or other legal and regulatory requirements or restrictions. The inability to replace a manager or sub-manager on a timely or successful basis could have an adverse effect on our business, financial condition and results of operations.

If we establish a SHOP segment, significant legal or regulatory proceedings could subject us or our managers or sub-managers to increased operating costs and substantial uninsured liabilities, which could adversely affect our or their liquidity, financial condition and results of operations.

If we establish a SHOP segment, from time to time, we or our managers or sub-managers may be subject to lawsuits, investigations, claims and other legal or regulatory proceedings arising out of our or their alleged actions or inactions. Also, in certain circumstances, regardless of whether we are a named party in a lawsuit, investigation, claim or other legal or regulatory proceeding, we may be contractually obligated to indemnify, defend and hold harmless our managers, sub-managers and other third parties against, or may otherwise be responsible for such actions, proceedings or claims. These claims may include, among other things, professional liability and general liability claims, commercial liability claims, unfair business practices claims, class action claims, employment-related claims, as well as regulatory proceedings, including proceedings related to our SHOP segment, where we are typically the holder of the applicable healthcare license. In addition, some of our properties may be in states in which the litigation environment may pose a significant business risk to us.

In our potential operating assets, we will be generally responsible for all liabilities of the properties, including any lawsuits, investigations, claims and other legal or regulatory proceedings, other than those arising out of certain limited actions by our managers or sub-managers, such as those caused by gross negligence, fraud or willful misconduct. As a result, we will have exposure to, among other things, professional and general liability claims, employment-related claims and the associated litigation and other costs related to defending and resolving such claims, some of which may be uninsured, either as a result of insufficient coverage or unavailability of coverage at a reasonable price.

If one of our managers or sub-managers fails to comply with applicable law or regulation, we may be held responsible, which could subject us to civil, criminal and administrative penalties, including the loss or suspension of accreditation, licenses or certificates of need with respect to a single community or more broadly; suspension of or nonpayment for new admissions; denial of reimbursement; fines; suspension, decertification, or exclusion from federal, state or foreign healthcare programs; or facility closure. In addition, we cannot assure you that any contractual obligations to indemnify, defend and hold us harmless from such liabilities will be satisfied by third parties, or that any amounts held in escrow for such purpose will be sufficient.

An unfavorable resolution of any such lawsuit, investigation, claim or other legal or regulatory proceeding could materially and adversely affect our or our managers’ or sub-managers’ liquidity, financial condition and results of operations, and may not be protected by sufficient or any insurance coverage. Even with a favorable resolution of litigation or a proceeding, the effect of litigation and other potential litigation and proceedings may divert the attention of management and materially increase operating costs we or our managers or sub-managers incur. Negative publicity with respect to any lawsuits, claims or other legal or regulatory proceedings may also negatively impact their or our or the affected properties’ reputation.

Our business may be subject to lawsuits or other legal or regulatory proceedings such as professional or general liability litigation alleging wrongful death and negligence claims, some of which may result in large damage awards and not be indemnified or subject to sufficient insurance coverage, may require our support as a result of our indemnification agreements or may result in restrictions in the operations of our or our managers’ or sub-managers’ business.

If we establish a SHOP segment, events that adversely affect the ability of seniors and their families to afford resident fees at our seniors housing facilities could cause our occupancy rates, revenues and results of operations to decline.

Costs to seniors associated with independent, assisted living and memory care services are generally not reimbursable under government reimbursement programs such as Medicare and Medicaid. Only seniors with sufficient income or assets or other resources will be able to afford to pay the monthly resident fees, and a weak economy, depressed housing market or changes in demographics could adversely affect their continued ability to do so. If our managers or sub-managers are unable to retain and attract seniors with sufficient income, assets or other resources required to pay the fees associated with independent and assisted living services, our occupancy rates and revenues could decline, which could, in turn, materially adversely affect our business, results of operations and financial condition.

If we establish a SHOP segment, our ability to lease certain of our potential seniors housing facilities to our TRS lessee will be limited by the ability of those seniors housing facilities to qualify as “qualified healthcare properties.”

If we establish a SHOP segment, we may lease certain of our seniors housing facilities to our TRS lessee, which would contract with managers to manage the healthcare operations at those facilities. Our ability to use this TRS lessee structure may be limited by the ability of those seniors housing facilities to qualify as “qualified healthcare properties” and the ability of the managers who our TRS lessee engages to manage the “qualified healthcare properties” to qualify as “eligible independent contractors.”

A “qualified healthcare property” includes any real property and any personal property that is, or is necessary or incidental to the use of, a hospital, nursing facility, assisted living facility, congregate care facility, qualified continuing care facility or other licensed facility which extends medical or nursing or ancillary services to patients and which is operated by a provider of such services which is eligible for participation in the Medicare program with respect to such facilities. Some of our properties may not be treated as “qualified healthcare properties.” To the extent a property does not constitute a “qualified healthcare property,” we will be unable to use the TRS lessee structure with respect to that property.

If we establish a SHOP segment and our TRS lessee failed to qualify as a TRS or the facility managers engaged by our TRS lessee do not qualify as “eligible independent contractors,” we could fail to qualify as a REIT and could be subject to higher taxes.

Rent paid by a lessee that is a “related party tenant” of ours will not be qualifying income for purposes of the two gross income tests applicable to REITs. If we establish a SHOP segment, we may lease certain of our potential seniors housing facilities that qualify as “qualified healthcare properties” to our TRS lessee. So long as our TRS lessee qualifies as a TRS, it will not be treated as a “related party tenant” with respect to our “qualified healthcare properties” that are managed by an independent facility manager that qualifies as an “eligible independent contractor.” We expect that our TRS lessee will qualify to be treated as a TRS for U.S. federal income tax purposes, but there can be no assurance that the IRS will not challenge the status of our TRS lessee for U.S. federal income tax purposes or that a court would not sustain such a challenge. If the IRS were successful in disqualifying our TRS lessee from treatment as a TRS, we could fail to meet the asset tests applicable to REITs and we could fail to satisfy the gross income tests. If we failed to meet either the asset or gross income tests, we could lose our REIT qualification for U.S. federal income tax purposes unless we qualified for application of statutory savings provisions.

Additionally, if the managers engaged by our TRS lessee do not qualify as “eligible independent contractors,” we could fail to qualify as a REIT. Each of the managers that enter into a management contract with our TRS lessee must qualify as an “eligible independent contractor” under the REIT rules in order for the rent paid to us by our TRS lessee to be qualifying income for purposes of the REIT gross income tests. Among other requirements, in order to qualify as an eligible independent contractor, a manager must not own, directly or indirectly, more than 35% of our outstanding stock and no person or group of persons can own more than 35% of our outstanding stock and the ownership interests of the manager, taking into account certain ownership attribution rules. The ownership attribution rules that apply for purposes of these 35% thresholds are complex. Although we intend to monitor ownership of our stock by our managers and their owners, there can be no assurance that these ownership levels will not be exceeded.

In addition, in order to qualify as an “eligible independent contractor,” among other requirements, a manager (or a related person) must be actively engaged in the trade or business of operating “qualified healthcare properties” for persons who are not related to us or our TRS lessee. Consequently, if a manager (or a related person) with respect to a “qualified healthcare property” of ours does not operate sufficient “qualified healthcare properties” for third parties, the manager will not qualify as an “eligible independent contractor.”

If we establish a SHOP segment, the ability of our TRSs to manage certain of our potential independent living facilities will be dependent on such facilities not constituting “qualified healthcare properties.”

If we establish a SHOP segment, we plan to engage TRSs to manage certain of our independent living facilities. Our ability to utilize TRSs in such a role depends on those independent living facilities not constituting “qualified healthcare properties” within the meaning of the U.S. federal income tax rules applicable to REITs. While we believe that such independent living facilities are not “qualified healthcare properties,” if the IRS challenged such belief and a court sustained such a challenge, our income from the properties could fail to qualify as rents from real property for purposes of the REIT gross income tests, and as a result we could fail to qualify as a REIT.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

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

3.5

Articles Supplementary, classifying and designating 3,000,000 additional shares of Series B Preferred Stock (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K as filed with the SEC on March 13, 2026).

3.6

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

10.1*

First Amendment to Third Amended and Restated Credit Facility Agreement, dated March 17, 2026, by and among Chiron Real Estate LP, Chiron Real Estate Inc., the certain Subsidiaries from time to time party thereto as Guarantors, and JPMorgan Chase Bank, N.A., as administrative agent, and the several banks, financial institutions and other entities from time-to-time party thereto as lenders.

10.2

Master Note and Guaranty Agreement, dated March 2, 2026, by and among Chiron Real Estate LP, Chiron Real Estate Inc. and NYL Investors LLC and certain of its affiliates (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on March 3, 2026).

10.3

Sixth Amendment to Agreement of Limited Partnership of Chiron Real Estate LP, dated as of March 11, 2026 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on March 13, 2026).

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

Chiron Real Estate Inc.

Date: May 7, 2026	By:	/s/ Mark O. Decker, Jr.
Mark O. Decker, Jr.
Chief Executive Officer (Principal Executive Officer)

Date: May 7, 2026	By:	/s/ Robert J. Kiernan
Robert J. Kiernan
Chief Financial Officer (Principal Financial and Accounting Officer)