Form 10-Q
period 2026-06-30
Chiron Real Estate Inc.
filed 2026-08-10
CIK 1533615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares of the registrant’s common stock outstanding at August 3, 2026 was 13,237,830.

PART I   FINANCIAL INFORMATION

CHIRON REAL ESTATE INC.

Condensed Consolidated Balance Sheets

(unaudited and in thousands, except par values)

	As of
	June 30, 2026	December 31, 2025
Assets
Investment in real estate:
Land	$184,445	$169,917
Building	1,140,464	1,072,124
Furniture, fixtures and equipment	5,936	—
Site improvements	24,667	25,741
Tenant improvements	69,680	80,397
Acquired lease intangible assets	140,461	144,573
	1,565,653	1,492,752
Less: accumulated depreciation and amortization	(315,923)	(338,096)
Investment in real estate, net	1,249,730	1,154,656
Cash and cash equivalents	10,658	9,084
Restricted cash	2,263	2,805
Real estate loans receivable, net	3,024	—
Tenant and resident receivables, net	6,787	7,225
Due from related parties	728	162
Escrow deposits	2,300	556
Deferred assets	22,041	28,907
Derivative assets	10,898	6,102
Goodwill	5,903	5,903
Investment in unconsolidated joint ventures	32,591	1,781
Other assets	24,855	25,284
Total assets	$1,371,778	$1,242,465

Liabilities and Equity
Liabilities:
Credit Facility, net of unamortized debt issuance costs of $8,979 and $10,476 at June 30, 2026 and December 31, 2025, respectively	$632,021	$652,699
Notes payable, net of unamortized debt issuance costs of $0 at June 30, 2026 and December 31, 2025	1,096	1,153
Accounts payable and accrued expenses	20,970	18,289
Dividends payable	8,906	12,484
Security deposits	3,287	3,421
Other liabilities	17,617	19,410
Acquired lease intangible liabilities, net	3,816	4,944
Total liabilities	687,713	712,400
Commitments and Contingencies
Equity:
Preferred stock, $0.001 par value, 10,000 shares authorized; 6,155 shares and 5,155 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively (liquidation preference of $228,875 and $128,875 at June 30, 2026 and December 31, 2025, respectively)	220,225	124,106
Common stock, $0.001 par value, 100,000 shares authorized; 13,235 shares issued and outstanding at June 30, 2026 and December 31, 2025	13	13
Additional paid-in capital	729,514	729,514
Accumulated deficit	(303,703)	(349,965)
Accumulated other comprehensive income	10,898	6,102
Total Chiron Real Estate Inc. stockholders' equity	656,947	509,770
Noncontrolling interest	27,118	20,295
Total equity	684,065	530,065
Total liabilities and equity	$1,371,778	$1,242,465

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHIRON REAL ESTATE INC.

Condensed Consolidated Statements of Operations

(unaudited and in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Revenue
Rental revenue	$37,060	$37,880	$75,081	$72,475
Resident fees and services	1,841	—	1,841	—
Other income	846	89	889	112
Total revenue	39,747	37,969	77,811	72,587

Expenses
General and administrative	5,221	6,025	10,310	9,645
Operating expenses	10,034	8,216	19,284	15,800
Depreciation expense	11,443	11,307	22,530	21,614
Amortization expense	3,833	3,984	7,573	7,504
Interest expense	8,806	8,009	16,039	15,176
Total expenses	39,337	37,541	75,736	69,739

Income before other income (expense)	410	428	2,075	2,848
Gain on sale of investment properties	71,881	207	71,881	1,565
Equity loss from unconsolidated joint ventures	(10)	(50)	(21)	(91)

Net income	$72,281	$585	$73,935	$4,322
Less: Preferred stock dividends	(2,982)	(1,455)	(5,455)	(2,911)
Less: Net (income) loss attributable to noncontrolling interest	(6,009)	70	(5,939)	(108)
Net income (loss) attributable to common stockholders	$63,290	$(800)	$62,541	$1,303

Net income (loss) attributable to common stockholders per share – basic and diluted	$4.78	$(0.06)	$4.73	$0.10

Weighted average shares outstanding – basic and diluted	13,235	13,376	13,235	13,375

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHIRON REAL ESTATE INC.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(unaudited and in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Net income	$72,281	$585	$73,935	$4,322
Other comprehensive income (loss):
Increase (decrease) in fair value of interest rate swap agreements	3,680	(3,317)	4,796	(8,217)
Total other comprehensive income (loss)	3,680	(3,317)	4,796	(8,217)
Comprehensive income (loss)	75,961	(2,732)	78,731	(3,895)
Less: Preferred stock dividends	(2,982)	(1,455)	(5,455)	(2,911)
Less: Comprehensive (income) loss attributable to noncontrolling interest	(6,327)	338	(6,353)	545
Comprehensive income (loss) attributable to common stockholders	$66,652	$(3,849)	$66,923	$(6,261)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHIRON REAL ESTATE INC.

Condensed Consolidated Statements of Equity

(unaudited and in thousands, except per share amounts)

For the Six Months Ended June 30, 2026:

								Chiron
							Accumulated	Real
					Additional		Other	Estate Inc.	Non-
	Common Stock		Preferred Stock		Paid-in	Accumulated	Comprehensive	Stockholders’	controlling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Equity	Interest	Equity
Balances, December 31, 2025	13,235	$13	5,155	$124,106	$729,514	$(349,965)	$6,102	$509,770	$20,295	$530,065
Net income	—	—	—	—	—	67,996	—	67,996	5,939	73,935
Issuance of shares of preferred stock, net	—	—	1,000	96,119	—	—	—	96,119	—	96,119
Change in fair value of interest rate swap agreements	—	—	—	—	—	—	4,796	4,796	—	4,796
Stock-based compensation expense	—	—	—	—	—	—	—	—	2,607	2,607
Dividends to common stockholders	—	—	—	—	—	(16,279)	—	(16,279)	—	(16,279)
Dividends to preferred stockholders	—	—	—	—	—	(5,455)	—	(5,455)	—	(5,455)
Dividends to noncontrolling interest	—	—	—	—	—	—	—	—	(1,723)	(1,723)
Balances, June 30, 2026	13,235	$13	6,155	$220,225	$729,514	$(303,703)	$10,898	$656,947	$27,118	$684,065

For the Three Months Ended June 30, 2026:

								Chiron
							Accumulated	Real
					Additional		Other	Estate	Non-
	Common Stock		Preferred Stock		Paid-in	Accumulated	Comprehensive	Stockholders’	controlling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Equity	Interest	Equity
Balances, March 31, 2026	13,235	$13	5,155	$124,106	$729,514	$(360,640)	$7,218	$500,211	$20,439	$520,650
Net income	—	—	—	—	—	66,272	—	66,272	6,009	72,281
Issuance of shares of preferred stock, net	—	—	1,000	96,119	—	—	—	96,119	—	96,119
Change in fair value of interest rate swap agreements	—	—	—	—	—	—	3,680	3,680	—	3,680
Stock-based compensation expense	—	—	—	—	—	—	—	—	1,378	1,378
Dividends to common stockholders	—	—	—	—	—	(6,353)	—	(6,353)	—	(6,353)
Dividends to preferred stockholders	—	—	—	—	—	(2,982)	—	(2,982)	—	(2,982)
Dividends to noncontrolling interest	—	—	—	—	—	—	—	—	(708)	(708)
Balances, June 30, 2026	13,235	$13	6,155	$220,225	$729,514	$(303,703)	$10,898	$656,947	$27,118	$684,065

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHIRON REAL ESTATE INC.

Condensed Consolidated Statements of Equity

(unaudited and in thousands, except per share amounts)

For the Six Months Ended June 30, 2025:

								Chiron
							Accumulated	Real
					Additional		Other	Estate Inc.	Non-
	Common Stock		Preferred Stock		Paid-in	Accumulated	Comprehensive	Stockholders’	controlling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Equity	Interest	Equity
Balances, December 31, 2024	13,374	$13	3,105	$74,959	$734,277	$(293,736)	$18,613	$534,126	$21,790	$555,916
Net income (loss)	—	—	—	—	—	4,214	—	4,214	108	4,322
LTIP Units redeemed for common stock	2	—	—	—	67	—	—	67	(67)	—
Change in fair value of interest rate swap agreements	—	—	—	—	—	—	(8,217)	(8,217)	—	(8,217)
Stock-based compensation expense	—	—	—	—	—	—	—	—	1,879	1,879
Dividends to common stockholders	—	—	—	—	—	(24,077)	—	(24,077)	—	(24,077)
Dividends to preferred stockholders	—	—	—	—	—	(2,911)	—	(2,911)	—	(2,911)
Dividends to noncontrolling interest	—	—	—	—	—	—	—	—	(1,891)	(1,891)
Balances, June 30, 2025	13,376	$13	3,105	$74,959	$734,344	$(316,510)	$10,396	$503,202	$21,819	$525,021

For the Three Months Ended June 30, 2025:

								Chiron
							Accumulated	Real
					Additional		Other	Estate	Non-
	Common Stock		Preferred Stock		Paid-in	Accumulated	Comprehensive	Stockholders’	controlling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Equity	Interest	Equity
Balances, March 31, 2025	13,376	$13	3,105	$74,959	$734,344	$(305,677)	$13,713	$517,352	$20,751	$538,103
Net income (loss)	—	—	—	—	—	655	—	655	(70)	585
Change in fair value of interest rate swap agreements	—	—	—	—	—	—	(3,317)	(3,317)	—	(3,317)
Stock-based compensation expense	—	—	—	—	—	—	—	—	1,728	1,728
Dividends to common stockholders	—	—	—	—	—	(10,032)	—	(10,032)	—	(10,032)
Dividends to preferred stockholders	—	—	—	—	—	(1,456)	—	(1,456)	—	(1,456)
Dividends to noncontrolling interest	—	—	—	—	—	—	—	—	(590)	(590)
Balances, June 30, 2025	13,376	$13	3,105	$74,959	$734,344	$(316,510)	$10,396	$503,202	$21,819	$525,021

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHIRON REAL ESTATE INC.

Condensed Consolidated Statements of Cash Flows

(unaudited and in thousands)

	Six Months Ended June 30,
	2026	2025
Operating activities
Net income	$73,935	$4,322
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	22,530	21,614
Amortization of acquired lease intangible assets	6,921	7,046
Amortization of above market leases, net	296	392
Amortization of debt issuance costs	1,514	1,118
Stock-based compensation expense	2,607	1,879
Gain on sale of investment properties	(71,881)	(1,565)
Equity loss from unconsolidated joint ventures	21	91
Other	132	112
Changes in operating assets and liabilities:
Tenant receivables	331	(402)
Deferred assets	(1,060)	(536)
Other assets and liabilities	(1,673)	(2,059)
Accounts payable and accrued expenses	1,823	2,316
Security deposits	413	83
Net cash provided by operating activities	35,909	34,411

Investing activities
Purchase of land, buildings, and other tangible and intangible assets and liabilities	(250,929)	(70,468)
Net proceeds from sale of investment properties	211,352	9,111
Investment in unconsolidated joint ventures	(30,892)	—
Real estate notes receivable	(2,917)
Distribution of capital from unconsolidated joint ventures	60	58
Escrow deposits for purchase of properties	(1,731)	290
Advances made to related parties	(565)	(191)
Capital expenditures on existing real estate investments	(5,175)	(4,576)
Leasing commissions	(917)	(673)
Net cash used in investing activities	(81,714)	(66,449)

Financing activities
Net proceeds received from preferred stock offering	96,119	—
Repayment of notes payable	(57)	(264)
Proceeds from Credit Facility	241,100	94,500
Repayment of Credit Facility	(263,275)	(28,500)
Payment of debt issuance costs	(17)	—
Dividends paid to common stockholders, and OP Unit and LTIP Unit holders	(21,801)	(30,503)
Dividends paid to preferred stockholders	(5,233)	(2,911)
Net cash provided by financing activities	46,836	32,322
Net increase in cash and cash equivalents and restricted cash	1,031	284
Cash and cash equivalents and restricted cash—beginning of period	11,890	8,942
Cash and cash equivalents and restricted cash—end of period	$12,921	$9,226

Supplemental cash flow information:
Cash payments for interest	$13,519	$14,326

Noncash financing and investing activities:
Accrued dividends payable	$8,906	$11,985
Interest rate swap agreements fair value change recognized in other comprehensive income (loss)	$4,796	$(8,217)
LTIP Units and OP Units redeemed for common stock	$—	$67
Accrued capital expenditures and leasing commissions included in accounts payable and accrued expenses	$1,722	$2,284
Recognition of lease liability related to right of use asset	$163	$6,280

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHIRON REAL ESTATE INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

(dollars in thousands, except per share amounts or as otherwise indicated)

Note 1 – Organization

Chiron Real Estate Inc. (the “Company”) is a Maryland corporation and internally managed real estate investment trust (“REIT”) that owns (i) healthcare facilities leased to physician groups and regional and national healthcare systems and (ii) seniors housing communities. The Company’s seniors housing includes independent living communities (“IL”), assisted living communities (“AL”), memory care communities (“MC”) and active adult communities. As of June 30, 2026, the Company’s total gross investment portfolio consisted of 82% healthcare facilities, primarily outpatient medical facilities, 16% seniors housing operating portfolio (“SHOP”) assets, and 2% unconsolidated joint ventures and other investments.

The Company holds its facilities and conducts its operations through a Delaware limited partnership subsidiary, Chiron Real Estate LP (the “Operating Partnership”). The Company serves as the sole general partner of the Operating Partnership through a wholly owned subsidiary of the Company, Chiron Real Estate GP LLC, a Delaware limited liability company. As of June 30, 2026, the Company owned 91.3% of the outstanding common operating partnership units (“OP Units”), with the remaining 8.7% owned by holders of long-term incentive plan units (“LTIP Units”) and third-party limited partners who contributed properties or services in exchange for OP Units.

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

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company, including the Operating Partnership, its wholly owned subsidiaries, and its equity investments in unconsolidated joint ventures. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company presents the portion of any equity investment it does not own but controls (and thus consolidates) as noncontrolling interest. Noncontrolling interest in the Company includes the LTIP Units that have been granted to directors, officers and affiliates of the Company and the OP Units held by third parties. Refer to Note 5 – “Equity” and Note 7 – “Stock-Based Compensation” for additional information regarding the OP Units and LTIP Units.

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

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and footnotes. Actual results could differ from those estimates. The Company’s most significant assumptions and estimates are related to the valuation of real estate, purchase price allocation of acquired assets, revenue recognition including the collectability of tenant receivables and asset impairment.

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

	As of June 30,
	2026	2025
Cash and cash equivalents	$10,658	$6,580
Restricted cash	2,263	2,646
Total cash and cash equivalents and restricted cash	$12,921	$9,226

Tenant and Resident Receivables, Net

Tenant receivables consist primarily of amounts due from tenants for contractual rent and tenant reimbursements for real estate taxes, insurance, and certain other operating expenses, and are accounted for in accordance with Accounting Standards Codification (“ASC”) Topic 842 “Leases” (“ASC Topic 842”). Resident receivables consist primarily of amounts due from residents of the Company's seniors housing operating communities for monthly service fees, community fees, and ancillary services, and are accounted for in accordance with ASC Topic 842. The Company evaluates the collectability of tenant receivables at each reporting date by monitoring the creditworthiness and liquidity of its tenants and assessing historical collection experience and current economic conditions. If the collection of substantially all lease payments is no longer considered probable, the Company ceases recognizing revenue on a straight-line basis and recognizes revenue only as cash is received.

Resident receivables are recorded net of an allowance for expected credit losses estimated in accordance with ASC Topic 326 “Financial Instruments — Credit Losses” (“ASC Topic 326”) using a current expected credit loss methodology that reflects historical loss experience, aging by payor category, current portfolio conditions, and reasonable and supportable forecasts of future economic conditions.

As of June 30, 2026 and December 31, 2025, the aggregate reserve recorded against tenant and resident receivables was $350 and $350, respectively.

Real Estate Loans Receivable, Net

Real estate loans receivable consists of one mezzanine loan as of June 30, 2026. The Company did not have any real estate loans as of December 31, 2025. Generally, each mezzanine loan is collateralized by an ownership interest in the respective borrower. Interest income on loans is recognized as earned based on the terms of the loans subject to evaluation of collectability risks and is included in the Company’s consolidated statements of income. On a quarterly basis, the Company evaluates the collectability of its loan portfolio, including related interest income receivable, and establishes a reserve for loan losses. The reserve for loan losses was insignificant as of June 30, 2026.

Deferred Assets

The deferred assets balance as of June 30, 2026 and December 31, 2025 was $22,041 and $28,907, respectively. The balance for both periods consisted primarily of deferred rent receivables resulting from the recognition of rental revenue on a straight-line basis over the terms of tenant leases with contractual lease payments in accordance with ASC 842 Leases (“ASC 842”).

Derivative Assets - Interest Rate Swaps

The derivative assets balance as of June 30, 2026 and December 31, 2025, was $10,898 and $6,102, respectively. In accordance with the Company’s risk management strategy, the purpose of the interest rate swaps is to manage interest rate risk for certain of the Company’s variable-rate debt. The interest rate swaps involve the Company’s receipt of variable-rate amounts from the counterparties in exchange for the Company making fixed-rate payments over the life of the agreements. The Company accounts for derivative instruments in accordance with the provisions of ASC Topic 815, “Derivatives and Hedging.” Refer to Note 4 – “Credit Facility, Notes Payable and Derivative Instruments” for additional details.

Goodwill

The Company’s goodwill balance was $5,903 as of June 30, 2026 and December 31, 2025. Goodwill represents the excess of consideration paid over the fair value of underlying identifiable net assets of businesses acquired. Goodwill has an indefinite life and is not amortized. The Company tests goodwill for impairment at the reporting unit level on an annual basis, or more frequently if events or changes in circumstances indicate potential impairment. The Company has two reporting units.

Unconsolidated Joint Ventures

Heitman OM Joint Venture

In December 2024, the Company sold certain assets to a newly formed joint venture (the “Heitman OM Joint Venture”) between the Company, through its Operating Partnership, and Heitman Global Real Estate REIT LLC (“Heitman”) and their subsidiaries. The Company holds a 12.5% ownership interest in and serves as managing member of the Heitman OM Joint Venture, and Heitman holds the remaining 87.5% ownership interest. Heitman, through its voting interest, controls the Heitman OM Joint Venture. During the three months ended June 30, 2026, the Heitman OM Joint Venture acquired an additional medical office building located near Minneapolis, Minnesota, for a purchase price of $10.3 million, with the Company contributing its 12.5% proportionate share of the purchase price in accordance with the joint venture agreement. As of June 30, 2026, the Heitman OM Joint Venture has obtained two mortgage loans with an aggregate principal balance of $22.9 million.

Maple Grove Active Adult Joint Venture

On January 6, 2026, the Company entered into a joint venture with a developer to facilitate the development of an active adult residential community near Minneapolis, Minnesota (the “Maple Grove Active Adult Joint Venture”). The Company invested $7.1 million for a 49% equity interest, with the developer retaining a 51% interest and serving as the managing member. The Maple Grove Active Adult Joint Venture obtained a construction loan with a principal balance of $31.0 million, of which $10.1 million was drawn on as of June 30, 2026.

Hudson Active Adult Joint Venture

On May 13, 2026, the Company entered into a joint venture with a developer to facilitate the development of an active adult residential community near Hudson, Wisconsin (the “Hudson Active Adult Joint Venture”). The Company invested $6.7 million for a 49% equity interest, with the developer retaining a 51% interest and serving as the managing member.

IRF Joint Venture

On June 29, 2026, the Company completed the sale of seven inpatient rehabilitation facilities (“IRFs”) to a newly formed joint venture (the “IRF Joint Venture”) between the Company, through its Operating Partnership, and a U.S. public pension fund (the “IRF JV Partner”). The portfolio was valued at an aggregate purchase price of $217 million. In connection with the transaction, the Company received net proceeds of $211.4 million, before funding its $16.3 million retained equity investment in the IRF Joint Venture, and recognized a gain on the sale of investment properties of $71.9 million. The IRF JV Partner acquired an 85% equity interest and controls the IRF Joint Venture through its voting interest, while the Company acquired a 15% equity interest, serves as manager of the joint venture, and continues to oversee asset management in exchange for a management fee. The IRF Joint Venture obtained a mortgage loan with a principal balance of $108.5 million.

The Company accounts for its joint venture investments using the equity method. Under this method, the investment is initially recorded at cost and subsequently adjusted for the Company’s share of net income or loss, as well as any cash contributions or distributions. The net equity investment is included in the “Investment in unconsolidated joint ventures” line on the Condensed Consolidated Balance Sheets, and the Company’s share of net income or loss is included in “Equity income (loss) from unconsolidated joint ventures” on the Condensed Consolidated Statements of Operations. Distributions are classified as operating cash inflows to the extent of cumulative equity in earnings recognized, with any excess classified as investing cash inflows.

Other Assets

Other assets consisted of the following as of June 30, 2026 and December 31, 2025. Refer to Note 8 – “Leases” for additional details on right of use assets.

	As of June 30,	As of December 31,
	2026	2025
Right of use assets	$13,021	$13,102
Capitalized leasing commissions, net	6,588	7,784
Capitalized construction in process costs	2,885	2,551
Prepaid assets	1,870	1,539
Capitalized software costs and miscellaneous assets, net	491	308
Total Other assets	$24,855	$25,284

Other Liabilities

The other liabilities balance as of June 30, 2026 and December 31, 2025 was $17,617 and $19,410, respectively. The balance as of June 30, 2026 consisted of $13,393 for right of use liabilities and $4,224 of prepaid rent. The balance as of December 31, 2025 consisted of $13,438 for right of use liabilities and $5,972 of prepaid rent. Refer to Note 8 – “Leases” for additional details on right of use liabilities.

Segment Reporting

In December 2024, the Company adopted ASU No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” for its fiscal year 2024 annual financial statements and interim financial statements thereafter. The adoption of ASU 2023-07 did not have an impact on the Company’s financial condition, results of operations, or disclosures.

During 2026, the Company expanded its investment strategy to include seniors housing communities operated through structures permitted under the REIT Investment Diversification and Empowerment Act of 2007 (commonly referred to as “RIDEA”) as permitted by the Housing and Economic Recovery Act of 2008. Through these arrangements, the Company participates in the operating results of qualified healthcare properties through taxable REIT subsidiaries (each, a “TRS”) rather than solely earning contractual rental income.

Accordingly, effective in the second quarter of 2026, the Company conducts and manages its business through two reportable operating segments: (i) healthcare real estate, which consists primarily of healthcare facilities leased to physician groups and regional and national healthcare systems (“Healthcare Real Estate”), and (ii) SHOP, which includes seniors housing communities operated through RIDEA structures.

The Company's Chief Executive Officer serves as the chief operating decision maker ("CODM"). The CODM evaluates operating performance and allocates resources primarily based on net operating income or loss by reportable segment, together with consolidated financial information, including net income or loss, liquidity, leverage, and capital availability. The CODM uses this information to assess performance and make decisions regarding the allocation of capital and other resources. There are no significant segment operating expenses that require disclosure other than the expense categories on the Company’s Consolidated Statements of Operations. See Note 10 – Segment Information for additional details.

Revenue Recognition

The Company generates revenue primarily from rental income from its outpatient medical and other properties and resident fee income from its SHOP communities. Rental income from outpatient medical and other properties is recognized in accordance with ASC 842, while resident fee income from SHOP communities is recognized as housing, care and other resident services are provided.

Outpatient Medical and Other Rental Revenue

The Company’s outpatient medical and other rental revenue operations primarily consist of rental revenue earned from tenants under leasing arrangements that provide for minimum rent and, in certain cases, rent escalations. These leases have been accounted for as operating leases. For operating leases with contingent rental escalators, revenue is recorded based on the contractual cash rental payments due during the period. Revenue from leases with fixed annual rental escalators is recognized on a straight-line basis over the initial lease term when substantially all lease income, including the related straight-line rent receivable, is probable of collection. Recognizing rental income on a straight-line basis generally results in recognized revenues during the first half of a lease term exceeding the cash amounts contractually due from tenants, creating a straight-line rent receivable that is included in deferred assets on the Company’s Condensed Consolidated Balance Sheets. At June 30, 2026 and 2025, this cumulative excess totaled $19.9 million and $27.6 million, respectively.

The Company exercises considerable judgment in the rental property revenue recognition process, including the treatment of the contractual rental stream and the determination of collectability. The Company monitors the liquidity and creditworthiness of its tenants and operators and considers available operational performance measures, including sales and the aging of billed amounts, as well as other publicly available information regarding tenant financial condition, liquidity and capital resources, including declines in such conditions. If the Company determines that lease-related receivables are not probable of collection, rental revenue is recorded on a cash basis, which generally limits rental revenue to amounts received from the tenant. The corresponding tenant receivable and straight-line rent receivable are charged as a direct write-off against rental revenue in the period of the change in the collectability determination.

The Company is also entitled to receive reimbursements from tenants for various property operating costs paid by the Company on their behalf. The Company has elected the practical expedient for lessors to account for the lease and non-lease components as a single component pursuant to ASC 842 when the lease component is predominant, the timing and pattern of transfer are the same and the lease component, if accounted for separately, would be classified as an operating lease. Accordingly, reimbursements from tenants are recognized as variable lease payments when earned and the corresponding property-level operating costs are expensed as incurred.

SHOP

SHOP resident agreements are accounted for as operating leases under ASC 842 and generally include both housing and service components. The Company has elected the practical expedient to account for the lease and non-lease components as a single lease component when the criteria under ASC 842 are met. Accordingly, revenue from resident fees, including room, care, ancillary and other service charges, is recognized monthly as housing, care and other services are provided, generally beginning when the resident occupies a home or begins receiving services. Resident agreements are generally short-term in nature and may allow for termination with 30 days’ notice. Move-in fees and certain rent incentives are recognized on a straight-line basis over the average resident stay.

For communities operated through a RIDEA structure, the applicable TRS contracts with the third-party manager and recognizes resident fee income and related operating expenses. The REIT generally leases the underlying real estate to the TRS pursuant to an intercompany lease arrangement; however, the related intercompany lease revenue and expense are eliminated in consolidation. Accordingly, consolidated revenues within the SHOP reportable segment reflect resident fee income and related service revenues generated by the communities, rather than rent from third-party operators.

Rental revenue from tenants and resident fee income from residents are recognized only to the extent collection is probable. This assessment is based on several qualitative and quantitative factors, including, as applicable, payment history, ability to satisfy contractual obligations, the value of any underlying collateral or deposit and current economic conditions. If collection is subsequently assessed as not probable, revenue recognized is limited to amounts collected, and any revenue previously recognized in excess of amounts received is reversed. If collection is later reassessed as probable, revenue is adjusted to reflect the amount that would have been recognized had collection always been assessed as probable.

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

Note 3 – Property Portfolio

Summary of Properties Acquired and Sold During the Six Months Ended June 30, 2026

During the six months ended June 30, 2026, the Company completed two acquisitions of seniors housing communities and one portfolio disposition comprised of seven IRFs which were sold into the IRF Joint Venture.

On June 1, 2026, the Company completed the acquisition of The Landing Alexandria (the “Landing”), a 163-home, luxury seniors housing community located in Alexandria, Virginia, from affiliates of Silverstone Senior Living (“SSL”) for a purchase price of approximately $130 million. The Landing offers independent living, assisted living and memory care. For this acquisition, substantially all of the fair value was concentrated in a single identifiable asset or group of similar identifiable assets and, therefore, this acquisition represented an asset acquisition. Accordingly, $1.0 million of transaction costs for this acquisition were capitalized.

On June 1, 2026, the Company completed the acquisition of The Riviera at Alexandria (the “Riviera”), a 129-home, luxury seniors housing community located in Alexandria, Virginia, from affiliates of SSL for a purchase price of approximately $119 million. The Riviera offers independent living. For this acquisition, substantially all of the fair value was concentrated in a single identifiable asset or group of similar identifiable assets and, therefore, this acquisition represented an asset acquisition. Accordingly, $0.9 million of transaction costs for this acquisition were capitalized.

The Company operates the Landing and the Riviera as SHOP communities and one of its TRSs has engaged an affiliate of Greystone Communities to manage the day-to-day operations of the communities. Under this structure, the Company owns the real estate and participates directly in the operating results of the communities, including revenues and operating expenses, rather than receiving fixed lease payments from a third-party tenant.

On June 29, 2026, the Company sold seven IRFs to the IRF Joint Venture in connection with the formation of the joint venture for an aggregate purchase price of $217 million, received net proceeds of $211.4 million before funding its $16.3 million retained equity investment in the joint venture, and recognized a gain on the sale of investment properties of $71.9 million.

A rollforward of the gross investment in land, building, improvements, and acquired lease intangible assets as of June 30, 2026 is as follows:

			Furniture,
			Fixtures,	Site	Tenant	Acquired Lease	Gross Investment in
	Land	Building	and Equipment	Improvements	Improvements	Intangible Assets	Real Estate
Balances as of December 31, 2025	$169,917	$1,072,124	$—	$25,741	$80,397	$144,573	$1,492,752
Facility Acquired – Date Acquired:
Landing Alexandria – 6/1/26	15,946	100,786	2,770	310	—	11,231	131,043
Riviera Alexandria – 6/1/26	11,171	104,924	3,166	338	—	287	119,886
Capitalized costs (1)	—	3,412	—	256	1,877	—	5,545
Total Additions:	27,117	209,122	5,936	904	1,877	11,518	256,474
Facility Sold – Date Sold:
Mesa – 6/29/26 (2)	(3,018)	(15,790)	—	(602)	(475)	(2,465)	(22,350)
Surprise – 6/29/26 (2)	(1,738)	(18,737)	—	(263)	(4,119)	(3,861)	(28,718)
Las Vegas – 6/29/26 (2)	(2,479)	(15,277)	—	(244)	(2,205)	(2,297)	(22,502)
Oklahoma City – 6/29/26 (2)	(2,486)	(26,315)	—	(143)	(3,044)	(3,155)	(35,143)
Altoona – 6/29/26 (2)	(783)	(18,362)	—	(400)	(143)	(1,856)	(21,544)
Mechanicsburg – 6/29/26 (2)	(484)	(21,290)	—	(326)	(161)	(1,996)	(24,257)
Sherman – 6/29/26 (2)	(1,601)	(25,011)	—	—	(2,447)	—	(29,059)
Total Dispositions:	(12,589)	(140,782)	—	(1,978)	(12,594)	(15,630)	(183,573)
Impairment of investment properties							—
Balances as of June 30, 2026	$184,445	$1,140,464	$5,936	$24,667	$69,680	$140,461	$1,565,653
(1)	Represents capital projects that were completed and placed in service during the six months ended June 30, 2026 related to the Company’s existing facilities.
(2)	These facilities were sold to the IRF Joint Venture in connection with its formation.

Depreciation expense was $11,443 and $22,530 for the three and six months ended June 30, 2026, respectively, and $11,307 and $21,614 for the three and six months ended June 30, 2025, respectively.

As of June 30, 2026, the Company had aggregate capital improvement commitments and obligations to improve, expand, and maintain the Company’s existing facilities of approximately $24,500. Many of these amounts are subject to contingencies that make it difficult to predict when they will be utilized, if at all. In accordance with the terms of the Company’s leases, capital improvement obligations in the next twelve months are expected to total approximately $15,300.

On April 1, 2026, the Company originated a $3.0 million mezzanine loan secured by equity interests in an entity that owns an under-development medical facility located in Fort Myers, Florida, of which $2.9 million was drawn as of June 30, 2026. The medical facility is an on-campus outpatient surgical facility that is 100% pre-leased to an investment-grade tenant under a 15-year lease with no termination rights. The loan bears interest at a rate of 12.0% per annum, has an initial term of 24 months, and represents approximately 10% of the total project cost. In connection with the loan, the Company holds a right of first offer and right of first refusal with respect to a sale of the property, which are subject to the pre-leased tenant’s corresponding rights.

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

A rollforward of the gross investment in land, building, improvements, and acquired lease intangible assets as of December 31, 2025 is as follows:

			Furniture,
			Fixtures,	Site	Tenant	Acquired Lease	Gross Investment in
	Land	Building	and Equipment	Improvements	Improvements	Intangible Assets	Real Estate
Balances as of December 31, 2024	$174,300	$1,044,019	$—	$23,973	$69,679	$138,945	$1,450,916
Facility Acquired – Date Acquired:
Carondelet - 2/7/25	—	13,327	—	—	1,274	1,725	16,326
Silverbell - 2/7/25	—	8,482	—	—	973	1,368	10,823
Slippery Rock - 2/7/25	—	3,511	—	455	593	572	5,131
Clive - 4/1/25	—	11,400	—	507	1,595	2,218	15,720
Des Moines - 4/1/25	—	18,917	—	182	3,289	3,519	25,907
Capitalized costs(1)	—	5,927	—	1,226	5,008	—	12,161
Total Additions:	—	61,564	—	2,370	12,732	9,402	86,068
Facility Sold – Date Sold:
Derby - 2/18/25	(146)	(1,250)	—	(118)	(73)	(372)	(1,959)
Coos Bay - 3/19/25	(861)	(5,096)	—	(56)	(49)	(410)	(6,472)
Chipley - 4/30/25	(170)	(875)	—	(34)	(111)	(189)	(1,379)
2999 Germantown - 8/7/25	(253)	(1,593)	—	—	—	—	(1,846)
Aurora - 9/4/25	(339)	(2,345)	—	(308)	(603)	(2,680)	(6,275)
Memphis Exeter - 11/4/25	(232)	(1,912)	—	—	—	—	(2,144)
Melbourne - 12/30/25	(1,200)	(8,556)	—	(86)	(1,178)	(123)	(11,143)
Total Dispositions:	(3,201)	(21,627)	—	(602)	(2,014)	(3,774)	(31,218)
Impairment of investment properties(2)	(1,182)	(11,832)	—	—	—	—	(13,014)
Balances as of December 31, 2025	$169,917	$1,072,124	$—	$25,741	$80,397	$144,573	$1,492,752
(1)	Represents capital projects that were completed and placed in service during the year ended December 31, 2025 related to the Company’s existing facilities.
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

Lease Intangible Assets and Liabilities

The following is a summary of the carrying amount of lease intangible assets and liabilities as of the dates presented:

	As of June 30, 2026
		Accumulated
	Cost	Amortization	Net
Assets
In-place leases	$83,441	$(53,380)	$30,061
Above market leases	22,644	(15,721)	6,923
Leasing costs	34,376	(24,153)	10,223
	$140,461	$(93,254)	$47,207
Liability
Below market leases	$16,413	$(12,597)	$3,816

	As of December 31, 2025
		Accumulated
	Cost	Amortization	Net
Assets
In-place leases	$82,590	$(58,294)	$24,296
Above market leases	24,024	(15,258)	8,766
Leasing costs	37,959	(25,017)	12,942
	$144,573	$(98,569)	$46,004
Liability
Below market leases	$17,335	$(12,391)	$4,944

The following is a summary of the acquired lease intangible amortization:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Amortization expense related to in-place leases	$2,432	$2,594	$4,754	$4,809
Amortization expense related to leasing costs	$1,077	$1,165	$2,167	$2,237
Decrease in rental revenue related to above market leases	$709	$735	$1,424	$1,490
Increase in rental revenue related to below market leases	$(559)	$(795)	$(1,128)	$(1,098)

As of June 30, 2026, scheduled future aggregate net amortization of the acquired lease intangible assets and liabilities for each year ended December 31 is listed below:

	Net Decrease	Net Increase
	in Revenue	in Expense
2026 (six months remaining)	$(119)	$6,388
2027	(357)	10,574
2028	(699)	8,119
2029	(751)	5,618
2030	(569)	3,203
Thereafter	(612)	6,382
Total	$(3,107)	$40,284

As of June 30, 2026, the weighted average amortization periods for asset lease intangibles and liability lease intangibles were 2.8 years and 1.8 years, respectively.

Note 4 – Credit Facility, Notes Payable and Derivative Instruments

Credit Facility

On October 8, 2025, the Operating Partnership, as borrower, and certain of its subsidiaries entered into an amended and restated $900 million unsecured syndicated credit facility with JPMorgan Chase Bank, N.A. as administrative agent (the “Credit Facility”). The Credit Facility consists of (i) $500 million of term loans, which include (a) a $350 million loan that is comprised of three term loans as follows: a $100 million term loan maturing in October 2029 (“Term Loan A-1”); a $100 million term loan maturing in October 2030 (“Term Loan A-2”); and a $150 million term loan maturing in April 2031 (“Term Loan A-3,” and together with Term Loan A-1 and Term Loan A-2, the “Term Loan A Tranches”); and (b) a $150 million term loan maturing in February 2028 (“Term Loan B”), and (ii) a $400 million revolver maturing in October 2029 with two, six-month extension options available at the Company’s election (the “Revolver”). The Credit Facility also includes a $500 million accordion feature. Interest rates on amounts outstanding under the Credit Facility equal the term SOFR plus a borrowing spread based on the current pricing grid in the Credit Facility.

The Operating Partnership is subject to a number of financial covenants under the Credit Facility, including, among other things, the following as of the end of each fiscal quarter, (i) a maximum consolidated unsecured leverage ratio of less than 60%, (ii) a maximum consolidated secured leverage ratio of less than 30%, (iii) a maximum consolidated secured recourse leverage ratio of less than 10%, (iv) a minimum fixed charge coverage ratio of 1.50:1.00, (v) a minimum unsecured interest coverage ratio of 1.50:1.00, (vi) a maximum consolidated leverage ratio of less than 60%, and (vii) a minimum net worth of $595.6 million plus 75% of all net proceeds raised through equity offerings subsequent to June 30, 2025. As of June 30, 2026, management believed it complied with all of the financial and non-financial covenants contained in the Credit Facility.

The Company has entered into interest rate swaps to hedge its interest rate risk on the Term Loan A Tranches and Term Loan B through their respective maturities. For additional information related to the interest rate swaps, see the “Derivative Instruments - Interest Rate Swaps” section herein.

During the six months ended June 30, 2026, the Company borrowed $241,100 under the Credit Facility and repaid $263,275, for a net amount repaid of $22,175. During the six months ended June 30, 2025, the Company borrowed $94,500 under the Credit Facility and repaid $28,500, for a net amount borrowed of $66,000. Interest expense incurred on the Credit Facility was $8,013, and $14,355 for the three and six months ended June 30, 2026, respectively, and $7,236, and $13,698 for the three and six months ended June 30, 2025, respectively.

As of June 30, 2026 and December 31, 2025, the Company had the following outstanding borrowings under the Credit Facility:

	June 30, 2026	December 31, 2025
Revolver	$141,000	$163,175
Term Loan A Tranches	350,000	350,000
Term Loan B	150,000	150,000
Credit Facility, gross	641,000	663,175
Less: Unamortized debt issuance costs	(8,979)	(10,476)
Credit Facility, net	$632,021	$652,699

Costs incurred related to the Credit Facility, net of accumulated amortization, are netted against the Company’s “Credit Facility, net of unamortized debt issuance costs” balance in the accompanying Condensed Consolidated Balance Sheets. Amortization expense incurred related to debt issuance costs was $707 and $1,514 for the three and six months ended June 30, 2026, respectively, and $550 and $1,100 for the three and six months ended June 30, 2025, respectively, and is included in the “Interest Expense” line item in the accompanying Condensed Consolidated Statements of Operations.

Notes Payable, Net of Debt Issuance Costs

The Company, through certain of its wholly owned subsidiaries, may enter into or assume loans in connection with acquisitions. As of June 30, 2026 and December 31, 2025, the Company had the following outstanding borrowing in connection with the Toledo facility:

	June 30, 2026	December 31, 2025
Toledo loan (1)	$1,096	$1,153
Unamortized debt issuance costs	—	—
Notes payable, net	$1,096	$1,153
(1)	The Toledo loan has an annual interest rate of 5.0% and matures on July 30, 2033.

Amortization expense incurred related to debt issuance costs for notes payable was $0 for the three and six months ended June 30, 2026, and $9 and $18 for the three and six months ended June 30, 2025, respectively, and is included in the “Interest Expense” line item in the accompanying Condensed Consolidated Statements of Operations.

The Company made principal payments of $57 and $264 during the six months ended June 30, 2026 and 2025, respectively. Interest expense incurred on notes payable was $18 and $36 for the three and six months ended June 30, 2026, respectively, and $145 and $291 for the three and six months ended June 30, 2025, respectively.

As of June 30, 2026, scheduled principal payments due for each year ended December 31 were as follows:

2026 (six months remaining)	$59
2027	124
2028	131
2029	139
2030	146
Thereafter	497
Total	$1,096

Senior Note Facility

On March 2, 2026, the Company entered into a Master Note and Guaranty Agreement (the “Senior Note Agreement”) with NYL Investors LLC and certain of its affiliates (collectively, the “Purchasers”). The Senior Note Agreement establishes an uncommitted senior unsecured note facility pursuant to which the Company may issue senior unsecured promissory notes (“Notes”) from time to time in one or more series to the Purchasers in an aggregate principal amount of up to $150 million. The Senior Note Agreement does not obligate the Purchasers to purchase any Notes, and each issuance is subject to the Purchasers’ discretion and satisfaction of customary conditions. Notes may be issued under the Senior Note Agreement during a period ending on the earliest of (i) the third anniversary of the effective date of the Senior Note Agreement, (ii) termination of the facility by either party upon written notice, (iii) termination following certain events of default, or (iv) acceleration of the Notes and termination of the facility. Notes issued under the Senior Note Agreement may have maturities of up to ten years and will bear interest at rates determined at the time of issuance based on spreads over U.S. Treasury securities. As of June 30, 2026, no Notes had been issued or were outstanding under the Senior Note Agreement.

Derivative Instruments - Interest Rate Swaps

As of June 30, 2026, the Company had 11 interest rate swaps outstanding that are used to manage its interest rate risk by fixing the SOFR component of its term loans through their maturities, consisting of four interest rate swaps related to Term Loan B and seven interest rate swaps related to the Term Loan A Tranches. The four interest rate swaps related to Term Loan B have a combined notional value of $150 million and fix the SOFR component on Term Loan B through January 2028 at 2.54%. The seven interest rate swaps related to the Term Loan A Tranches have a combined notional value of $350 million and fix the SOFR components on the Term Loan A Tranches at rates between 3.24% to 3.32% and have maturities in October 2029, October 2030, and April 2031.

The Company records the swaps either as an asset or a liability measured at its fair value at each reporting period. When hedge accounting is applied, the change in the fair value of derivatives designated and that qualify as cash flow hedges is (i) recorded in accumulated other comprehensive income in the equity section of the Company’s Condensed Consolidated Balance Sheets and

(ii) subsequently reclassified into earnings as interest expense for the period that the hedged forecasted transactions affect earnings. If specific hedge accounting criteria are not met, changes in the Company’s derivative instruments’ fair value are recognized currently as an adjustment to net income. As of June 30, 2026 and December 31, 2025, all of the Company’s swaps met the criteria for hedge accounting.

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

The fair value of the Company’s interest rate swaps was an asset of $10,898 and $6,102 as of June 30, 2026 and December 31, 2025, respectively. The balances are included in the “Derivative Assets” line item on the Company’s Condensed Consolidated Balance Sheets as of June 30, 2026 and December 31, 2025, respectively.

The table below details the components of the amounts presented on the accompanying Condensed Consolidated Statements of Comprehensive Income (Loss) recognized on the Company’s interest rate swaps designated as cash flow hedges for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Amount of (gain) loss recognized in other comprehensive income (loss)	$(4,943)	$18	$(8,519)	$1,653
Amount of gain reclassified from accumulated other comprehensive income into interest expense	1,263	3,299	3,723	6,564
Total change in accumulated other comprehensive (loss) income	$(3,680)	$3,317	$(4,796)	$8,217

During the next twelve months, the Company estimates that an additional $4,286 will be reclassified as a decrease to interest expense. Additionally, during the three and six months ended June 30, 2026, the Company recorded total interest expense in its Condensed Consolidated Statements of Operations of $8,806 and $16,039, respectively.

Weighted-Average Interest Rate and Term

The weighted average interest rate and term of the Company’s debt was 4.56% and 3.6 years, respectively, at June 30, 2026, compared to 3.74% and 4.1 years as of December 31, 2025.

Note 5 – Equity

In September 2025, the Company completed a one-for-five reverse stock split of its outstanding shares of common stock, with a corresponding adjustment to the outstanding partnership units of the Operating Partnership (the “Reverse Stock Split”). Unless otherwise noted, all common share and unit amounts shown herein are shown on a split-adjusted basis.

Preferred Stock

The Company’s charter authorizes the issuance of 10,000,000 shares of preferred stock, par value $0.001 per share. As of June 30, 2026 and December 31, 2025, there were 3,105,000 shares of Series A Cumulative Redeemable Preferred Stock (“Series A Preferred Stock”) issued and outstanding, 2,050,000 shares of Series B Cumulative Redeemable Preferred Stock (“Series B Preferred Stock”) issued and outstanding, and 1,000,000 shares and 0 shares, respectively, of Series C Convertible Cumulative Redeemable Preferred Stock (“Series C Convertible Preferred Stock”) issued and outstanding. Each of the Series A Preferred Stock and Series B Preferred Stock has a liquidation preference of $25 per share, and the Series C Convertible Preferred Stock has a liquidation preference of $100 per share.

Series A Preferred Stock

Series A Preferred Stock dividend activity for the six months ended June 30, 2026 is summarized in the following table:

			Quarterly		Dividends
Date Announced	Record Date	Payment Date	Dividend		per Share

December 4, 2025	January 15, 2026	February 2, 2026	$1,455		$0.46875
February 25, 2026	April 15, 2026	April 30, 2026	$1,455		$0.46875
May 20, 2026	July 15, 2026	July 31, 2026	$1,455	(1)	$0.46875
(1)	Two months of this amount, equal to $970, was accrued at June 30, 2026.

The holders of the Series A Preferred Stock are entitled to receive dividend payments only when, as and if declared by the Board of Directors (the “Board”) (or a duly authorized committee of the Board). The Series A Preferred Stock dividends will accrue or be payable in cash from the original issue date, on a cumulative basis, quarterly in arrears on each dividend payment date at a fixed rate per annum equal to 7.50% of the liquidation preference of $25.00 per share (equivalent to $1.875 per share on an annual basis). Dividends on the Series A Preferred Stock are cumulative and accrue whether or not (i) funds are legally available for the payment of those dividends, (ii) the Company has earnings or (iii) those dividends are declared by the Board. The Series A Preferred Stock may be partially or fully redeemed by the Company. The quarterly dividend payment dates on the Series A Preferred Stock are January 31, April 30, July 31 and October 31 of each year. During each of the six-month periods ended June 30, 2026 and 2025, the Company paid preferred dividends on its Series A Preferred Stock of $2,911.

Series B Preferred Stock

Series B Preferred Stock dividend activity for the six months ended June 30, 2026 is summarized in the following table:

			Quarterly		Dividends
Date Announced	Record Date	Payment Date	Dividend		per Share

December 4, 2025	January 15, 2026	February 2, 2026	$795		$0.388
February 25, 2026	April 15, 2026	April 30, 2026	$1,025		$0.500
May 20, 2026	July 15, 2026	July 31, 2026	$1,025	(1)	$0.500
(1)	Two months of this amount, equal to $680, was accrued at June 30, 2026.

The holders of the Series B Preferred Stock are entitled to receive dividend payments only when, as and if declared by the Board (or a duly authorized committee of the Board). The Series B Preferred Stock dividends will accrue or be payable in cash from the original issue date, on a cumulative basis, quarterly in arrears on each dividend payment date at a fixed rate per annum equal to 8.00% of the liquidation preference of $25.00 per share (equivalent to $2.00 per share on an annual basis). Dividends on the Series B Preferred Stock are cumulative and accrue whether or not (i) funds are legally available for the payment of those dividends, (ii) the Company has earnings or (iii) those dividends are declared by the Board. The Series B Preferred Stock may be partially or fully redeemed by the Company beginning in November 2030. The quarterly dividend payment dates on the Series B Preferred Stock are January 31, April 30, July 31 and October 31 of each year. During the six-month period ended June 30, 2026 the Company paid preferred dividends on its Series B Preferred Stock of $1,820. There were no Series B Preferred Stock shares issued and outstanding during the six-month period ended June 30, 2025.

Series C Convertible Preferred Stock

On May 29, 2026 and June 2, 2026, the Company issued an aggregate of 1,000,000 shares of its Series C Convertible Preferred Stock, for aggregate gross proceeds of $100.0 million. The Series C Convertible Preferred Stock provides for cumulative dividends at a rate of 6.00% per annum, which increases to 8.00% on June 2, 2030 (the date that is four years after the date of last issuance) to the extent the Series C Convertible Preferred Stock is not redeemed or converted and increases by an additional 2.00% on each subsequent anniversary thereafter, up to a maximum of 12.00%, to the extent the Series C Convertible Preferred Stock is not redeemed or converted as of such anniversary dates. The Series C Convertible Preferred Stock is convertible into shares of the Company’s common stock at an initial conversion rate of 2.32558 shares of common stock per share of Series C Convertible Preferred Stock, which is based on an implied conversion price of $43.00 per share of common stock, subject to certain anti-dilution adjustments. The Company may redeem the Series C Convertible Preferred Stock, in whole or in part, at its option on or after June 2, 2030 (the date that is four years after the date of last issuance), at a cash redemption price equal to the liquidation preference of $100 per share, plus accumulated and unpaid regular dividends, including any defaulted regular dividends. The Series C Convertible Preferred Stock generally has no voting rights, except for limited voting rights with respect to certain matters affecting its rights and preferences. In addition, upon issuance of the Series C Convertible Preferred Stock, the Company’s ability to make distributions with respect to, or redeem, purchase or acquire, or make liquidation payments on, any other shares of capital stock ranking junior to or on a parity with the Series C Convertible Preferred Stock became subject to certain restrictions in the event that the Company does not declare distributions on the Series C Convertible Preferred Stock during any distribution period.

The Company assessed the characteristics of the Series C Convertible Preferred Stock in accordance with the provisions of ASC Topic 480 – “Distinguishing Liabilities from Equity,” and concluded that the Series C Convertible Preferred Stock is classified as permanent equity.

Series C Convertible Preferred Stock dividend activity for the six months ended June 30, 2026 is summarized in the following table:

			Quarterly	Dividends
Date Announced	Record Date	Payment Date	Dividend (1)	per Share

N/A (2)	June 15, 2026	June 30, 2026	$502	$0.50
(1)	Represents initial dividend from May 29, 2026 (with respect to 700,000 shares) and June 2, 2026 (with respect to 300,000 shares) through June 29, 2026.
(2)	Because the Series C Convertible Preferred Stock is not publicly traded, no public announcement was made regarding this dividend.

Dividends on the Series C Convertible Preferred Stock are cumulative and accrue whether or not (i) funds are legally available for the payment of those dividends, (ii) the Company has earnings or (iii) those dividends are declared by the Board. The Series C Convertible Preferred Stock may not be redeemed by the Company prior to the applicable redemption trigger date and may thereafter be partially or fully redeemed by the Company for cash, subject to the terms of the Articles Supplementary related to the Series C Convertible Preferred Stock. The quarterly dividend payment dates on the Series C Convertible Preferred Stock are March 31, June 30, September 30 and December 31 of each year. During the six-month period ended June 30, 2026, the Company paid preferred dividends on its Series C Convertible Preferred Stock of $502. There were no Series C Convertible Preferred Stock shares issued and outstanding during the six-month period ended June 30, 2025.

Common Stock

The Company had 100,000,000 authorized shares of common stock, $0.001 par value and as of June 30, 2026 and December 31, 2025, there were 13,234,830 outstanding shares of common stock.

Common stock dividend activity for the six months ended June 30, 2026 is summarized in the following table:

			Dividend	Dividends
Date Announced	Record Date	Payment Date	Amount(1)(2)	per Share(3)

December 4, 2025	December 19, 2025	January 9, 2026	$10,839	$0.75
February 25, 2026	March 20, 2026	April 17, 2026	$3,619	$0.25
February 25, 2026	April 20, 2026	May 15, 2026	$3,620	$0.25
February 25, 2026	May 20, 2026	June 12, 2026	$3,623	$0.25
May 5, 2026	June 22, 2026	July 17, 2026	$2,319	$0.16
May 5, 2026	July 20, 2026	August 14, 2026	$2,319	$0.16
May 5, 2026	August 20, 2026	September 18, 2026	$2,319	$0.16
(1)	Includes distributions on outstanding LTIP Units and OP Units.
(2)	Dividend amounts for the July and August dividend record dates are estimated based on the outstanding shares of common stock and units as of June 30, 2026.
(3)	On February 24, 2026, the Company’s Board of Directors approved a transition from a quarterly dividend to a monthly dividend. The dividend rate of $0.75 per share per quarter remained unchanged through the dividends paid on June 12, 2026. On May 5, 2026, the Company’s Board of Directors approved a monthly dividend of $0.16 for the dividends payable on July 17, 2026, August 14, 2026 and September 18, 2026.

During the six months ended June 30, 2026 and 2025, the Company paid total dividends on its common stock, LTIP Units and OP Units in the aggregate amount of $21,801 and $30,503, respectively.

As of June 30, 2026 and December 31, 2025, the Company had accrued dividend balances of $300 and $216 for dividends payable on the aggregate annual and long-term LTIP Units that are subject to retroactive receipt of dividends on the amount of LTIP Units ultimately earned. During the six months ended June 30, 2026, $184 dividends were accrued and $100 of dividends were paid related to these units. During the six months ended June 30, 2025, $156 of accrued dividends were reversed and $105 of dividends were paid related to these units.

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

Capital Raising Activity

In January 2024, the Company and the Operating Partnership implemented a $300 million “at-the-market” equity offering program, pursuant to which the Company may offer and sell (including through forward sales), from time to time, shares of its common stock (the “2024 ATM Program”). No shares were sold under the 2024 ATM Program during the six months ended June 30, 2026. As of June 30, 2026, the Company has $288.0 million remaining available under the 2024 ATM Program.

In February 2026, the Company and the Operating Partnership implemented a $75 million “at-the-market” equity offering program, pursuant to which the Company may offer and sell (including through forward sales), from time-to-time, shares of its Series B Preferred Stock (the “2026 Series B Preferred ATM Program”). No shares were sold under the 2026 Series B Preferred ATM Program during the six months ended June 30, 2026.

On May 29, 2026 and June 2, 2026, the Company issued an aggregate of 1,000,000 shares of its Series C Convertible Preferred Stock in a private placement for aggregate gross proceeds of $100 million.

Common Stock Repurchase Program

In August 2025, the Board approved a $50 million common stock repurchase program (the “Stock Repurchase Program”). Under the Stock Repurchase Program, the Company may purchase up to $50 million of its outstanding shares of common stock from time to time in the open market, including through block purchases, through privately negotiated transactions or pursuant to any Rule 10b5-1 trading plan, in accordance with applicable securities laws. The specific timing, price and size of purchases will depend on prevailing stock prices, general economic and market conditions and other considerations. The Stock Repurchase Program does not obligate the Company to repurchase any dollar amount or number of shares of its common stock and may be suspended or discontinued at any time. No shares were repurchased during the six months ended June 30, 2026 and $44 million may yet be purchased under the Stock Repurchase Program. During the year ended December 31, 2025, 175,634 shares or approximately $6 million of the Company’s common stock were repurchased under the Stock Repurchase Program.

OP Units

During the six months ended June 30, 2026, the Operating Partnership did not issue or redeem any OP Units. During the year ended December 31, 2025, the Operating Partnership did not issue any OP Units and redeemed 5,000 OP Units (adjusted to reflect the impact of the Reverse Stock Split).

The OP Unit value at issuance and redemption is based on the Company’s closing share price on the date of the respective transaction and is included as a component of noncontrolling interest equity in the Company’s Condensed Consolidated Balance Sheets as of June 30, 2026 and December 31, 2025. The Company has sufficient shares of common stock authorized pursuant to its charter to cover the redemption of outstanding OP Units.

Note 6 – Related Party Transactions

Related Party Balances

The amounts due from related parties as of June 30, 2026 and December 31, 2025 were $728 and $162, respectively. These balances primarily consist of receivables from the formation of our IRF Joint Venture, taxes paid on behalf of LTIP Unit and OP Unit holders that are reimbursable to the Company, as well as funds owed to the Company from the Heitman OM Joint Venture for management fees earned by the Company.

Note 7 – Stock-Based Compensation

2016 Equity Incentive Plan

The 2016 Equity Incentive Plan, as amended (the “Plan”), is intended to assist the Company and its affiliates in recruiting and retaining employees of the Company, members of the Board, executive officers of the Company, and individuals who provide services to the Company and its affiliates.

The Plan is intended to permit the grant of both qualified and non-qualified options and the grant of stock appreciation rights, restricted stock, unrestricted stock, awards of restricted stock units, performance awards and other equity-based awards (including LTIP Units). Based on the grants outstanding as of June 30, 2026, there were 455,627 shares of common stock that remain available to be granted under the Plan. Units subject to awards under the Plan that are forfeited, cancelled, lapsed, or otherwise expired (excluding shares withheld to satisfy exercise prices or tax withholding obligations) are available for grant.

Time-Based Grants

During the six months ended June 30, 2026, the Company granted the following LTIP Units:

		Number of
Date	Description	Units Issued
February 24, 2026	Final awards under the 2025 Annual Incentive Plan	33,187
February 24, 2026	Time-based awards under the 2026 Long-Term Incentive Plan	63,626	(1)
April 1, 2026	Discretionary grant	2,237
May 20, 2026	Annual awards to independent directors	12,191
(1)	Time-based awards under the 2026 Long-Term Incentive Plan vest upon the third anniversary of the respective grant dates. Vesting may be accelerated under certain circumstances such as a “change-in-control” transaction or a “qualified termination” event.

A detail of the Company’s outstanding time-based LTIP Units as of June 30, 2026 is as follows:

Vested units	605,336
Unvested units	207,494
LTIP Units outstanding as of June 30, 2026	812,830

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

A detail of the Performance Awards under the 2024, 2025 and 2026 programs as of June 30, 2026 is as follows:

2024 Long-Term Awards	38,531
2025 Long-Term Awards	32,944
2026 Annual Awards (1)	43,530
2026 Long-Term Awards (2)	60,134
Total target Performance Awards as of June 30, 2026	175,139
(1)	Approved by the Board on February 24, 2026. The number of target LTIP Units was based on the average closing price of the Company’s common stock reported on the New York Stock Exchange over the 15 trading days preceding the award date.
(2)	Approved by the Board on February 24, 2026. The number of target LTIP Units was based on the fair value of the Long-Term Awards as determined by an independent valuation consultant. See additional detail below.

Annual Awards. The Annual Awards are subject to the terms and conditions of LTIP Annual Award Agreements (“LTIP Annual Award Agreements”) between the Company and each grantee.

The Compensation Committee of the Board (the “Compensation Committee”) and the Board established performance goals for the year ending December 31, 2026, as set forth in the 2026 LTIP Annual Award Agreements (the “Performance Goals”) that will be used to determine the number of LTIP Units earned by each grantee. Cumulative stock-based compensation expense during the three and six months ended June 30, 2026 reflects management’s estimate of the probability of the number of these awards that will be earned. As soon as reasonably practicable following the end of the performance period, the Compensation Committee and the Board will determine the extent to which the Company has achieved each of the Performance Goals (expressed as a percentage) and, based on such determination, will calculate the number of LTIP Units that each grantee is entitled to receive. Each grantee may earn up to 150% of the number of his/her target LTIP Units. Any 2026 Annual Award LTIP Units that are not earned will be forfeited and cancelled.

Vesting. LTIP Units that are earned as of the end of the applicable performance period will vest in two installments as follows: 50% of the earned LTIP Units will become vested on the valuation date of the awards (which is expected to occur in February 2027) and 50% of the earned LTIP Units become vested on the one-year anniversary of the initial vesting date. Vesting may be accelerated under certain circumstances such as a “change-in-control” transaction or a “qualified termination” event.

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

Vesting. LTIP Units that are earned as of the end of the applicable three-year performance period will vest in two installments as follows: 50% of the earned LTIP Units will vest upon the day prior to the third anniversary of the respective grant dates and the remaining 50% will vest on the one-year anniversary of the initial vesting date. Vesting may be accelerated under certain circumstances such as a “change-in-control” transaction or a “qualified termination” event.

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

The Company incurred stock compensation expense of $1,378 and $2,607 for the three and six months ended June 30, 2026, respectively, and $1,728 and $1,879 for the three and six months ended June 30, 2025, respectively, related to the grants awarded under the Plan. Compensation expense is included within “General and Administrative” expense in the Company’s Condensed Consolidated Statements of Operations.

As of June 30, 2026, total unamortized compensation expense related to these awards of approximately $8.9 million is expected to be recognized over a weighted average remaining period of 1.9 years.

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

The Company recognized $37,060 and $75,081 of rental revenue related to operating lease payments for the three and six months ended June 30, 2026, respectively, and $37,880 and $72,475 of rental revenue related to operating lease payments for the three and six months ended June 30, 2025, respectively. Of these amounts, $1,596 and $3,188 relate to variable rental revenue for the three and six months ended June 30, 2026, respectively, and $2,028 and $3,821 relate to variable rental revenue for the three and six months ended June 30, 2025, respectively.

The aggregate annual cash to be received by the Company on the noncancelable operating leases related to its portfolio as of June 30, 2026 is as follows for the subsequent years ended December 31:

2026 (six months remaining)	$52,623
2027	97,583
2028	87,893
2029	73,305
2030	51,814
Thereafter	161,231
Total	$524,449

Information as Lessee

As of June 30, 2026, the Company has 12 buildings located on land that is subject to ground leases with a weighted average remaining term of approximately 43 years. Rental payments on these leases are adjusted periodically based on either the CPI or on a pre-determined schedule. The monthly payments on a pre-determined schedule are recognized on a straight-line basis over the terms of the respective leases. Changes in the CPI are not estimated as part of our measurement of straight-line rental expense. Some of the Company’s ground leases contain extension options and, where we determined it was reasonably certain that an extension would occur, they were included in our calculation of the right of use asset and liability. The Company recognized approximately $100 and $200 of ground lease expense during the three and six months ended June 30, 2026, respectively, of which $72 and $158 was paid in cash. The Company recognized approximately $95 and $156 of ground lease expense during the three and six months ended June 30, 2025, respectively, of which $89 and $135 was paid in cash. The Company incurred interest expense of $68 and $134 from ground leases that were classified as financing leases for the three and six months ended June 30, 2026, respectively, and $69 from ground leases that were classified as financing leases for the three and six months ended June 30, 2025.

The following table sets forth the undiscounted cash flows of our scheduled obligations for future lease payments on operating ground leases at June 30, 2026, and a reconciliation of those cash flows to the operating lease liability at June 30, 2026:

2026 (six months remaining)	$599
2027	1,212
2028	1,220
2029	1,239
2030	1,211
Thereafter	25,988
Total	31,469
Discount	(18,076)
Lease liability	$13,393

Tenant Concentration

During the six months ended June 30, 2026, the Company’s rental revenues were derived from 182 healthcare facilities, primarily outpatient medical facilities, and 2 SHOP communities with no single tenant or resident exceeding 10% of the Company’s rental revenue.

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

Note 10 – Segment Information

The Company operates its business through two reportable segments: Healthcare Real Estate and SHOP. The Healthcare Real Estate segment consists of the Company's outpatient medical buildings and other healthcare properties, which are aggregated in accordance with ASC 280-10-50-11 based on similar economic characteristics, comparable long-term financial performance, and shared operating attributes including lease-based revenue streams (accounted for under ASC 842), similar tenant customer bases and regulatory environments, and consistent capital allocation approaches. The SHOP segment consists of seniors housing communities operated by third-party managers under RIDEA-compliant management agreements pursuant to which the Company (through one or more taxable REIT subsidiaries) recognizes the operating results of the communities as resident fees and services under ASC 606. The Company has one seniors housing operating property that is not structured under a RIDEA arrangement. This property is held through a taxable REIT subsidiary, or TRS, which manages the property, and the property is sub-managed by an eligible independent contractor.

The Company's CODM is its Chief Executive Officer. The CODM evaluates the operating performance of the Company's reportable segments and makes resource allocation decisions based primarily on Segment Net Operating Income ("Segment NOI"). Segment NOI is defined as total segment revenues less property-level operating expenses attributable to the segment. Segment NOI excludes general and administrative expenses, depreciation and amortization, interest expense, gains and losses on sales of real estate, transaction-related costs, impairments, and other corporate-level or non-property-level items.

The composition of the Company's reportable segments changed during the period ended June 30, 2026 to reflect the Company's strategic transition to seniors housing. The Company did not have a SHOP segment during the 2025 periods presented; accordingly, the 2025 SHOP amounts presented below reflect no activity.

Total assets by reportable business segment and segment-level significant expense categories are not disclosed as our CODM is not provided with such information to evaluate business performance and allocate resources.

Segment NOI by Reportable Segment and Reconciliation to Consolidated Net Income

Summary information by reportable segment for the three and six months ended June 30, 2026 is as follows (unaudited, in thousands):

	Three Months Ended June 30, 2026
(in thousands)	Healthcare Real Estate	SHOP	Total
Revenues:
Rental revenue	$37,060	$-	$37,060
Resident fees and services	-	1,841	1,841
Other income	846	-	846
Total revenues	$37,906	$1,841	$39,747
			-
Property level expenses	(8,459)	(1,575)	(10,034)
NOI	$29,447	$266	$29,713

General and administrative expenses			(5,221)
Depreciation expense			(11,443)
Amortization expense			(3,833)
Interest expense, net			(8,806)
Gain on sale of real estate, net			71,881
Equity in earnings of unconsolidated joint ventures			(10)
Consolidated income			$72,281

	Six Months Ended June 30, 2026
(in thousands)	Healthcare Real Estate	SHOP	Total
Revenues:
Rental revenue	$75,081	$-	$75,081
Resident fees and services	-	1,841	1,841
Other income	889	-	889
Total revenues	$75,970	$1,841	$77,811
			-
Property level expenses	(17,709)	(1,575)	(19,284)
NOI	$58,261	$266	$58,527

General and administrative expenses			(10,310)
Depreciation expense			(22,530)
Amortization expense			(7,573)
Interest expense, net			(16,039)
Gain on sale of real estate, net			71,881
Equity in earnings of unconsolidated joint ventures			(21)
Consolidated income			$73,935

Summary information by reportable segment for the three and six months ended June 30, 2025 is as follows (unaudited, in thousands):

	Three Months Ended June 30, 2025
(in thousands)	Healthcare Real Estate	SHOP	Total
Revenues:
Rental revenue	$37,880	$-	$37,880
Resident fees and services	-	-	-
Other income	89	-	89
Total revenues	$37,969	$-	$37,969
			-
Property level expenses	(8,216)	-	(8,216)
NOI	$29,753	$-	$29,753

General and administrative expenses			(6,025)
Depreciation expense			(11,307)
Amortization expense			(3,984)
Interest expense, net			(8,009)
Gain on sale of real estate, net			207
Equity in earnings of unconsolidated joint ventures			(50)
Consolidated income			$585

	Six Months Ended June 30, 2025
(in thousands)	Healthcare Real Estate	SHOP	Total
Revenues:
Rental revenue	$72,475	$-	$72,475
Resident fees and services	-	-	-
Other income	112	-	112
Total revenues	$72,587	$-	$72,587
			-
Property level expenses	(15,800)	-	(15,800)
NOI	$56,787	$-	$56,787

General and administrative expenses			(9,645)
Depreciation expense			(21,614)
Amortization expense			(7,504)
Interest expense, net			(15,176)
Gain on sale of real estate, net			1,565
Equity in earnings of unconsolidated joint ventures			(91)
Consolidated income			$4,322

Concentration of Revenue

For the three and six months ended June 30, 2026, properties managed by Greystone Communities represented 100% of SHOP segment revenues. No other single tenant, operator, or manager represented 10% or more of consolidated total revenues for the periods presented.

All of the Company's revenues for each of the periods presented were derived from properties located in the United States.

Note 11 – Income Taxes

The Company qualifies as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. As such, the Company is generally not taxed on income that is distributed to its stockholders.

Under RIDEA, a REIT may lease a "qualified healthcare property" on an arm's-length basis to a TRS if the property is operated on behalf of such TRS by a person who qualifies as an “eligible independent operator.” Generally, the rent received from the TRS will meet the related party exception and will be treated as “rents from real property.” A "qualified healthcare property" includes real property and any personal property that is, or is necessary or incidental to the use of, a hospital, nursing facility, assisted living facility, congregate care facility, qualified continuing care facility, or other licensed facility which extends medical or nursing or ancillary services to patients. The Company owns one IL facility that is operated as a SHOP asset but is not structured under a RIDEA arrangement. The facility is managed by a TRS and the TRS has engaged an eligible independent contractor to sub-manage the facility. Income generated by the TRS is subject to federal and state income taxes, as applicable.

Resident fees and services revenue and related operating expenses for the Company’s RIDEA properties are reported on its Consolidated Statements of Income and are subject to federal, state and local income taxes. For the Company’s non-RIDEA SHOP asset, the applicable TRS earns a management fee in connection with its management of the facility and pays a sub-management fee to an eligible independent contractor that sub-manages the facility. Taxable income of the TRS is subject to federal and state income taxes, as applicable.

Our provision for income taxes for the three and six months ended June 30, 2026 was insignificant.

Note 12 – Subsequent Events

On July 10, 2026, the Company entered into a purchase agreement with SSL to acquire a parcel of land located in Reston, Virginia (the “Reston Land Parcel”) for a purchase price of approximately $15.0 million. The Company expects that a seniors housing community will be developed on the land. The acquisition remains subject to customary closing conditions and is expected to close in August 2026.

On July 16, 2026, the Company appointed Aaron Roseth as its Chief Operating Officer and Robert Zeiller as its Chief Development Officer and Head of Seniors Housing. Prior to joining the Company, Mr. Zeiller served as Chief Executive Officer of SSL, affiliates of which (i) were the managing member of the seller of the Landing and Riviera communities and (ii) are the managing member of the seller of (a) the Pinnacle North Bethesda community and (b) the Reston Land Parcel, both of which the Company is currently under contract to acquire. Mr. Zeiller has a consulting agreement (through December 31, 2026) with, is a director of and retains a minority ownership interest in SSL. As a result of Mr. Zeiller’s appointment and continuing relationship with SSL, the Company considers SSL and the applicable property transactions to be related party relationships beginning on July 16, 2026. In connection with these appointments, Danica Holley, the Company's former Chief Operating Officer, has been appointed Chief Administrative Officer.

On July 28, 2026, the Company originated an approximately $2.2 million mezzanine loan secured by interests in an entity that owns an under-development medical facility in Daleville, Virginia. The medical facility is a two-story, approximately 40,000 square foot freestanding emergency department and medical office building that is 100% pre-leased to an investment-grade regional healthcare system under a 15-year lease. The loan bears interest at 12% per annum, has an initial term of 24-month and included a 2.0% origination fee, with completion and repayment supported by a corporate guaranty. In connection with the loan, the Company holds a right of first offer and right of first refusal with respect to a sale of the property, which are subject to the pre-leased tenant’s corresponding rights.

On August 3, 2026, the Company entered into an agreement to sell its surgical hospital in Beaumont, Texas for approximately $49 million to an affiliate of a Delaware statutory trust (“DST”). The Company expects to receive proceeds from the sale as beneficial interests in the DST are sold to investors.

On August 3, 2026, the Company appointed Matthew Whitlock as its Chief Investment Officer. Mr. Whitlock will lead the Company's investment activities, with responsibility for sourcing, structuring, and executing senior housing investments, cultivating strategic partnerships, and helping guide the continued growth of Chiron's senior housing platform. In connection with Mr. Whitlock's appointment, the Company's former Chief Investment Officer, Alfonzo Leon, has transitioned to the role of Strategic Advisor through December 31, 2026.

There can be no assurance that acquisitions or dispositions will be completed on the anticipated timeline or at all.

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

Special Note Regarding Forward-Looking Statements

This Report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). In particular, statements pertaining to our trends, liquidity, capital resources, future dividends, pending acquisitions, potential sales, the healthcare industry, the healthcare real estate markets and seniors housing opportunities, among others, contain forward-looking statements. You can identify forward-looking statements by the use of forward-looking terminology including, but not limited to, “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates” or “anticipates” or the negative of these words and phrases or similar words or phrases which are predictions of or indicate future events or trends and which do not relate solely to historical matters. You can also identify forward-looking statements by discussions of strategy, plans or intentions.

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

●	difficulties in identifying healthcare and seniors housing facilities to acquire (due to increased cost of capital, competition or otherwise) and completing such acquisitions;
●	defaults on or non-renewal of leases by tenants;
●	our ability to collect rents;
●	increases in interest rates and increased operating costs;
●	our operating assets in our SHOP segment may expose us to various operational risks, liabilities and claims;
●	our ability to renew our management agreements with our SHOP managers on as favorable terms or at all, and our ability when necessary, to effectively and efficiently transition a SHOP community to a new manager;
●	our ability to successfully re-align our portfolio in connection with the expansion of our investment strategy to focus primarily on seniors housing properties;
●	macroeconomic and geopolitical factors, including, but not limited to, inflationary pressures, tariffs and international trade policies, elevated interest rates, distress in the banking sector, global supply chain disruptions and ongoing geopolitical conflicts and war;
●	changes in current healthcare and healthcare real estate trends and costs, including wage inflation;
●	an epidemic or pandemic (such as the COVID-19 epidemic), and the measures that international, federal, state and local governments, agencies, law enforcement and/or health authorities implement to address it;
●	our ability to satisfy the covenants in our existing and any future debt agreements;
●	our ability to refinance our existing debt when needed or on favorable terms;
●	decreased rental rates or increased vacancy rates, including expected rent levels on acquired properties;
●	adverse economic or real estate conditions or developments, either nationally or in the markets in which our facilities are located;
●	our failure to generate sufficient cash flows to service our outstanding obligations;
●	our ability to satisfy our short and long-term liquidity requirements;
●	our ability to deploy the debt and equity capital we raise;
●	our ability to hedge our interest rate risk;
●	our ability to raise additional equity and debt capital on attractive terms or at all;
●	our ability to make distributions on shares of our common and preferred stock or to redeem our preferred stock;
●	expectations regarding the timing and/or completion of any acquisition;
●	expectations regarding the timing and/or completion of dispositions, and the expected use of proceeds therefrom;
●	our use of joint ventures may limit our returns on and our flexibility with jointly-owned investments;
●	general volatility of the market price of our common and preferred stock;

●	changes in our business or our investment or financing strategy;
●	our dependence upon key personnel, whose continued service is not guaranteed;
●	our ability to identify, hire and retain highly qualified personnel in the future;
●	the degree and nature of our competition;
●	changes in healthcare laws, governmental regulations, tax laws and similar matters;
●	changes in expected trends in Medicare, Medicaid and commercial insurance reimbursement trends, including changes in Medicaid reimbursement rates pursuant to the One Big Beautiful Bill Act (the “OBBBA”);
●	competition for investment opportunities;
●	our failure to achieve the anticipated benefits from, and effectively integrate, our completed or anticipated acquisitions and investments;
●	our expected capital and tenant improvement expenditures;
●	changes in accounting policies generally accepted in the United States of America (“GAAP”);
●	lack of, or insufficient amounts of, insurance;
●	other factors affecting the real estate industry generally;
●	changes in the tax treatment of our distributions;
●	our failure to maintain our qualification as a real estate investment trust (“REIT”) for U.S. federal income tax purposes;
●	our ability to qualify for the safe harbor from the 100% prohibited transactions tax under the REIT rules with respect to our property dispositions; and
●	limitations imposed on our business due to, and our ability to satisfy, complex rules relating to REIT qualification for U.S. federal income tax purposes.

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

Overview

Chiron Real Estate Inc. (the “Company”) is a Maryland corporation and internally managed real estate investment trust (“REIT”) that owns (i) healthcare facilities leased to physician groups and regional and national healthcare systems and (ii) seniors housing communities. The Company’s seniors housing includes independent living communities (“IL”), assisted living communities (“AL”), memory care communities (“MC”) and active adult communities. As of June 30, 2026, the Company’s total gross investment portfolio consisted of 82% healthcare facilities, primarily outpatient medical facilities, 16% seniors housing operating portfolio (“SHOP”) assets, and 2% unconsolidated joint ventures and other investments.

The Company holds its facilities and conducts its operations through a Delaware limited partnership subsidiary, Chiron Real Estate LP (the “Operating Partnership”). The Company serves as the sole general partner of the Operating Partnership through a wholly owned subsidiary of the Company, Chiron Real Estate GP LLC, a Delaware limited liability company. As of June 30, 2026, the Company owned 91.3% of the outstanding common operating partnership units (“OP Units”), with the remaining 8.7% owned by holders of long-term incentive plan units (“LTIP Units”) and third-party limited partners who contributed properties or services in exchange for OP Units.

Our revenues are derived from the rental and operating expense reimbursement payments we receive from our tenants, and most of our leases are medium to long-term triple net leases with contractual rent escalation provisions. We also derive revenue from resident agreements at our SHOP communities. Our primary expenses are depreciation, interest, property operating and general and administrative expenses. We finance our acquisitions with a mixture of debt and equity primarily from our cash from operations, borrowings under our Credit Facility, and stock issuances.

On September 19, 2025, the Company completed a one-for-five reverse stock split of its outstanding shares of common stock, with a corresponding adjustment to the outstanding partnership units of the Operating Partnership (the “Reverse Stock Split”). Unless otherwise noted, all common share and unit amounts shown herein are shown on a split-adjusted basis.

Business Overview and Strategy

We have expanded our business strategy to focus primarily on investments in seniors housing communities that provide an attractive rate of return relative to our cost of capital and are in attractive markets with favorable demographic trends. We believe these asset classes are well positioned to benefit from the growing needs of an aging population and support our goals of providing stockholders with (i) attractive dividends and (ii) stock price appreciation. We are focused on transitioning our asset base from one historically concentrated in outpatient medical facilities to one more heavily weighted toward seniors housing communities.

We also intend to utilize our experience and knowledge of inpatient rehabilitation facilities and outpatient medical real estate to manage our existing joint ventures and to evaluate healthcare real estate opportunities that complement our seniors housing strategy.

Most of our legacy healthcare facilities are leased to single tenants under triple-net leases. Our portfolio also contains some multi-tenant properties with gross lease or modified gross lease structures. In addition, we own SHOP communities from which we derive revenue from resident agreements. As of June 30, 2026, we also had an interest in four unconsolidated joint ventures that own or are developing healthcare and active adult facilities.

Our Properties

As of June 30, 2026, we had gross investments of approximately $1.6 billion in real estate, consisting of 182 healthcare facilities, primarily outpatient medical facilities, with an aggregate of approximately 4.6 million leasable square feet, and 2 SHOP communities, with an aggregate of 292 homes. This data does not include amounts for properties held in our unconsolidated joint ventures.

2026 Investment Activity

Acquired Properties

On June 1, 2026, the Company completed the acquisition of The Landing Alexandria (the “Landing”), a 163-home, luxury seniors housing community located in Alexandria, Virginia, from affiliates of Silverstone Senior Living (“SSL”) for a purchase price of approximately $130 million. The Landing has operated since May 2022 and offers independent living, assisted living and memory care.

On June 1, 2026, the Company completed the acquisition of The Riviera at Alexandria (the “Riviera”), a 129-home, luxury seniors housing community located in Alexandria, Virginia, from affiliates of SSL for a purchase price of approximately $119 million. The Riviera is a newly developed independent living community that opened in March 2026 and remains in lease-up.

The Company operates the Landing and the Riviera as SHOP communities and one of its taxable REIT subsidiaries (“TRS”) has engaged an affiliate of Greystone Communities to manage the day-to-day operations of the communities. Under this structure, the

Company owns the real estate and participates directly in the operating results of the communities, including revenues and operating expenses, rather than receiving fixed lease payments from a third-party tenant.

Properties Under Contract

On May 6, 2026, the Company entered into an agreement to acquire The Pinnacle North Bethesda (the “Pinnacle”), a newly constructed luxury senior housing community located in North Bethesda, Maryland, from an affiliate of SSL for a purchase price of approximately $176 million, subject to customary closing conditions and purchase price adjustments. The Pinnacle is expected to contain 175 homes, including independent living, assisted living, and memory care homes, together with ground floor retail. The closing of the Pinnacle acquisition is expected to occur on or before October 2026, subject to the satisfaction or waiver of customary closing conditions.

On July 10, 2026, the Company entered into a purchase agreement with SSL to acquire a parcel of land located in Reston, Virginia for a purchase price of approximately $15.0 million. The Company expects that a seniors housing community will be developed on the land. The acquisition remains subject to customary closing conditions and is expected to close in August 2026.

On August 3, 2026, the Company entered into an agreement to sell its surgical hospital in Beaumont, Texas for approximately $49 million to an affiliate of a Delaware statutory trust (“DST”). The Company expects to receive proceeds from the sale as beneficial interests in the DST are sold to investors.

There can be no assurance that acquisitions or dispositions will be completed on the anticipated timeline or at all.

Joint Ventures

On January 6, 2026, the Company entered into a joint venture with a developer to facilitate the development of a 132-home, active adult residential community in a suburb of Minneapolis, Minnesota (the “Maple Grove Active Adult Joint Venture”). We invested $7.1 million for a 49% equity interest in the Maple Grove Active Adult Joint Venture, with the developer retaining a 51% interest. The Maple Grove Active Adult Joint Venture entered into a construction loan with a principal balance of $31.0 million, of which $10.1 million was drawn on as of June 30, 2026. The developer is serving as the managing member of the Maple Grove Active Adult Joint Venture. We account for our interest in the Maple Grove Active Adult Joint Venture using the equity method of accounting.

On May 13, 2026, the Company entered into a joint venture with a developer to facilitate the development of an active adult residential community near Hudson, Wisconsin (the “Hudson Active Adult Joint Venture”). We invested $6.7 million for a 49% equity interest, with the developer retaining a 51% interest and serving as the managing member. We account for our interest in the Hudson Active Adult Joint Venture using the equity method of accounting.

On June 10, 2026, the Heitman OM Joint Venture acquired an additional medical office building located near Minneapolis, Minnesota, for a purchase price of $10.3 million, with the Company contributing its 12.5% proportionate share of the purchase price in accordance with the joint venture agreement. The Heitman OM Joint Venture has obtained two mortgage loans with a total principal balance of $22.9 million.

On June 29, 2026, the Company completed the sale of seven inpatient rehabilitation facilities (“IRFs”) to a newly formed joint venture (the “IRF Joint Venture”) between the Company, through its Operating Partnership, and a U.S. public pension fund (the “IRF JV Partner”). The portfolio was valued at an aggregate purchase price of $217 million and comprised approximately 456,000 square feet of space that was 100% leased with a weighted average remaining lease term of eight years. In connection with the transaction, the Company received net proceeds of $211.4 million, before funding its $16.3 million retained equity investment in the IRF Joint Venture, and recognized a gain on the sale of investment properties of $71.9 million. The IRF JV Partner acquired an 85% equity interest and controls the IRF Joint Venture through its voting interest, while the Company acquired a 15% equity interest, serves as manager of the joint venture, and continues to oversee asset management in exchange for a management fee. The IRF Joint Venture obtained a mortgage loan with a principal balance of $108.5 million, and the Company accounts for its retained interest using the equity method of accounting.

Real Estate Loans

On April 1, 2026, the Company originated a $3.0 million mezzanine loan secured by interests in an entity that owns an under-development medical facility located in Fort Myers, Florida, of which $2.9 million was drawn as of June 30, 2026. The medical facility is an on-campus outpatient surgical facility that is 100% pre-leased to an investment-grade tenant under a 15-year lease. The loan bears interest at a rate of 12.0% per annum and has an initial term of 24 months and included a 2.0% origination fee, with completion and repayment supported by a corporate guaranty. In connection with the loan, the Company holds a right of first offer and right of first refusal with respect to a sale of the property, which are subject to the pre-leased tenant’s corresponding rights.

On July 28, 2026, the Company originated an approximately $2.2 million mezzanine loan secured by interests in an entity that owns an under-development medical facility in Daleville, Virginia. The medical facility is a two-story, approximately 40,000 square foot freestanding emergency department and medical office building that is 100% pre-leased to an investment-grade regional healthcare system under a 15-year lease. The loan bears interest at 12% per annum, has an initial term of 24-month and included a 2.0% origination fee, with completion and repayment supported by a corporate guaranty. In connection with the loan, the Company holds a right of first offer and right of first refusal with respect to a sale of the property, which are subject to the pre-leased tenant’s corresponding rights.

2026 Disposition Activity

On June 29, 2026, the Company disposed of certain properties in connection with its investment activity, including the sale of seven IRFs to the IRF Joint Venture described above under “Joint Ventures.”

Recent Developments

On January 20, 2026, White Rock Medical Center LLC, filed for Chapter 11 bankruptcy protection under the United States Bankruptcy Code. At the time of its bankruptcy filing, White Rock operated two hospitals in Texas, including the White Rock Medical Center in Dallas, Texas, an acute-care hospital owned by the Company where White Rock is the sole tenant and has been operating the hospital since October 2023. There are 12 years remaining on this lease. According to the filed bankruptcy documents, the primary reason for the bankruptcy is a dispute with the former operator of the facility related to amounts due to the former operator. Accordingly White Rock plans to (i) restructure indebtedness related to its purchase of the hospital operations at the White Rock Medical Center and a related transition services agreement and (ii) sell its hospital operations to a third party, with the goal of stabilizing its operations and maximizing value to its stakeholders. As a means of assisting White Rock in its stabilization efforts, the Company has funded annual property tax obligations due under the lease and accepted reduced monthly payments. As of August 3, 2026, the Company has a receivable balance, net of security deposits, of approximately $1.7 million (exclusive of late fees and interest thereon). On July 10, 2026, White Rock filed its Second Plan of Reorganization where it indicated that it plans on affirming our lease as part of its reorganization plan. Although White Rock indicated that it intends on affirming our lease, there can be no assurance that White Rock will not change its plan to affirm its lease with us or that we will receive any amounts owed to us.

Trends Which May Influence Our Results of Operations

We believe the following trends may positively impact our results of operations:

●	An aging population. The general aging of the population, driven by the large baby boomer generation (born 1946-1964) and increases in life expectancy due to advances in medical technology and services, continues to be a key driver of growth in healthcare expenditures. According to the most recent U.S. Census Bureau estimates, the population age 65 and older grew by over a third during the past decade, and roughly 3.1% from 2023 to 2024 and is projected to continue growing at a rate that exceeds that of the overall U.S. population. We believe this segment of the U.S. population will utilize many of the services provided at our healthcare facilities, including orthopedics, cardiovascular, gastroenterology and rehabilitation services.

●	Seniors housing communities. As occupancy continues to recover in many markets and new supply remains constrained, owners of seniors housing properties have generally seen improving profitability and greater pricing power, including the ability to increase resident fees and reduce concessions. Margin recovery remains influenced by labor availability and wage pressure, as well as elevated insurance and other operating costs; accordingly, community performance tends to be strongest at well-located assets with experienced operators and favorable payer/resident mix.

●	A continuing shift towards outpatient care. According to the American Hospital Association, patients are demanding more outpatient operations. We believe this shift in patient preference from inpatient to outpatient facilities will benefit our tenants as most of our properties consist of outpatient facilities.

●	Physician practice group and hospital consolidation. We believe the trend towards physician group consolidation will serve to strengthen the credit quality of our tenants if our tenants merge or are consolidated with larger health systems.

We believe the following trends may negatively impact our results of operations:

●	Interest rates remain at elevated levels. During 2025, the U.S. Federal Reserve (the “Fed”) continued lowering the Federal Funds Rate, with the most recent reduction in December 2025 bringing the target range to 3.50% to 3.75%, where it remained through June 30, 2026. During the first six months of 2026, the 10-year U.S. Treasury yield and the Secured Overnight Financing Rate (“SOFR”) increased modestly. As of June 30, 2026 the 10-year U.S. Treasury yield was 4.44% and one-month term SOFR was 3.63%.

●	Although interest rates declined during 2025, they remain significantly higher than in 2021, when we entered into interest rate swaps with respect to the $350 million Term Loan A component of our Credit Facility. Those swaps fixed the SOFR component of the interest rate on Term Loan A at 1.36% and expired in April 2026, the original maturity date of Term Loan A. In connection with the extension and restructuring of Term Loan A, we entered into new interest rate swaps that fully hedge the SOFR components of the three new Term Loan A tranches through their respective maturities at fixed SOFR rates ranging from 3.24% to 3.32%. The current elevated interest rate environment has resulted in material increases in our interest expense with respect to our unhedged floating-rate indebtedness and, beginning in May 2026, increased our interest expense on the hedged Term Loan A tranches due to the higher fixed SOFR rates under the new swaps.

●	Labor and wage pressure. Assisted living wage rates continued to rise in 2025 across nursing and direct-care roles. The Assisted Living Salary & Benefits Report cited by Senior Housing News reported 2025 hourly wage increases of approximately 2.96% for registered nurses, 2.77% for certified nursing assistants, 2.98% for resident assistants and 3.15% for medication aides. It also reported assisted living turnover of 34.53%, with resident assistant and personal care aide turnover above 40%.

●	Increased Cost of Healthcare Delivery. Healthcare delivery costs continue to increase due to, among other things, increases in labor costs, medical supplies and technology investments. Increases in the cost of healthcare delivery can put stress on our tenants’ business, which, if not offset by revenue increases, could negatively affect our tenants’ ability to pay rent to us.

●	Changes in third party reimbursement methods and policies. The price of healthcare services has been increasing, and, as a result, we believe that third-party payors, such as Medicare and commercial insurance companies, will continue to scrutinize and reduce the types of healthcare services eligible for, and the amounts of, reimbursement under their health insurance plans or increase the portion of premiums for which covered individuals are responsible. In January 2026, CMS announced proposed rate increases for 2027 to Medicare Advantage health plans of less than a tenth of a percent, which was less than market expectations. However, in April 2026, CMS finalized a net average increase of approximately 2.5%, representing more than $13 billion of additional payments to Medicare Advantage plans compared to 2026. While the final rate increase was significantly higher than initially proposed, reimbursement pressure on healthcare providers and payors remains a continuing industry concern. Additionally, beginning on January 1, 2026, premium tax credits that were intended to assist certain participants on the healthcare insurance exchanges in purchasing health insurance expired, which could result in significant premium increases for these participants. If these trends continue, our tenants’ businesses will continue to be negatively affected, which may impact their ability to pay rent to us.

Critical Accounting Estimates

The preparation of financial statements in conformity with GAAP requires our management to use judgment in the application of accounting policies, including making estimates and assumptions. We base estimates on the best information available to us at the time, our experience and on various other assumptions believed to be reasonable under the circumstances. These estimates affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If our judgment or interpretation of the facts and circumstances relating to various transactions or other matters had been different, it is possible that different accounting would have been applied, resulting in a different presentation of our financial statements. From time to time, we re-evaluate our estimates and assumptions. In the event estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current estimates and assumptions about matters that are inherently uncertain. Please refer to our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 2, 2026, for further information regarding the critical accounting policies that affect our more significant estimates and judgments used in the preparation of our condensed consolidated financial statements included in Part I, Item 1 of this Report.

Segment Results

Beginning June 1, 2026, we operate through two reportable segments: Healthcare Real Estate and SHOP. Healthcare Real Estate continues to represent the majority of our revenues and Segment NOI for the three and six months ended June 30, 2026. SHOP results reflect one month of operations from the Landing and the Riviera following their acquisition on June 1, 2026. SHOP Segment NOI was $0.3 million for both the three and six months ended June 30, 2026, reflecting the partial-period contribution from these communities. We expect SHOP to become a more significant component of our results as recently acquired communities stabilize and as we continue to pursue our seniors housing investment strategy.

Consolidated Results of Operations

Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025

	Three Months Ended June 30,
	2026	2025	$ Change

	(in thousands)
Revenue
Rental revenue	$37,060	$37,880	$(820)
Resident fees and services	1,841	—	1,841
Other income	846	89	757
Total revenue	39,747	37,969	1,778

Expenses
General and administrative	5,221	6,025	(804)
Operating expenses	10,034	8,216	1,818
Depreciation expense	11,443	11,307	136
Amortization expense	3,833	3,984	(151)
Interest expense	8,806	8,009	797
Total expenses	39,337	37,541	1,796
Income before other income (expense)	410	428	(18)
Gain on sale of investment properties	71,881	207	71,674
Equity loss from unconsolidated joint ventures	(10)	(50)	40
Net income	$72,281	$585	$71,696

Revenue

Total Revenue

Total revenue for the three months ended June 30, 2026 was $39.7 million, compared to $38.0 million for the same period in 2025, representing an increase of $1.7 million. The increase was primarily driven by $1.8 million of resident fees and services recognized during the one-month period that we owned the Landing and the Riviera. These increases were partially offset by the impact of dispositions completed during 2026 and 2025. Within total revenue, $5.6 million was recognized from net lease expense recoveries during the three months ended June 30, 2026, compared to $5.4 million for the same period in 2025.

Expenses

General and Administrative

General and administrative expenses for the three months ended June 30, 2026 were $5.2 million, compared to $6.0 million for the same period in 2025, a decrease of $0.8 million. The decrease was primarily driven by a decrease in professional fees of $0.4 million, non-cash LTIP compensation expense of $0.3 million, and general corporate expenses of $0.1 million.

Operating Expenses

Operating expenses for the three months ended June 30, 2026 were $10.0 million, compared to $8.2 million for the same period in 2025, an increase of $1.8 million. The increase was primarily attributable to $1.6 million of operating expenses related to the Landing and the Riviera for the one-month period that we owned these properties during the three months ended June 30, 2026. Operating expenses in the existing portfolio also increased by $0.4 million, reflecting higher property‑level costs year-over-year. These increases were partially offset by the dispositions completed during 2026 and 2025. Included in these amounts were $5.6 million of recoverable property operating expenses incurred during the three months ended June 30, 2026, compared to $5.4 million for the same period in 2025.

Depreciation Expense

Depreciation expense for the three months ended June 30, 2026 was $11.4 million, compared to $11.3 million for the same period in 2025, an increase of $0.1 million. The increase was primarily driven by our 2026 acquisitions, partially offset by the impact of dispositions completed during 2026 and 2025.

Amortization Expense

Amortization expense for the three months ended June 30, 2026 was $3.8 million, compared to $4.0 million for the same period in 2025, a decrease of $0.2 million. The decrease was primarily driven by decreases on the existing portfolio during that same period.

Interest Expense

Interest expense for the three months ended June 30, 2026 was $8.8 million, compared to $8.0 million for the same period in 2025, an increase of $0.8 million. The increase was partially driven by higher interest rates resulting from the expiration in April 2026 of the prior interest rate swaps on our Term Loan A and the replacement of those swaps with new interest rate swaps on the Term Loan A tranches that fix the SOFR component of the applicable interest rate at higher rates than the prior swaps. The increase was also partially attributable to higher average borrowings during the three months ended June 30, 2026 compared to the same period in 2025.

The weighted average interest rate of our debt for the three months ended June 30, 2026 was 4.32% compared to 4.03% for the same period in 2025. Additionally, the weighted average interest rate and term of our debt was 4.56% and 3.6 years, respectively, at June 30, 2026, compared to 4.09% and 1.6 years, respectively, at June 30, 2025.

Income Before Other Income (Expense)

Income before other income (expense) for the three months ended June 30, 2026 was $0.4 million, compared to $0.4 million for the same period in 2025.

Gain on Sale of Investment Properties

During the three months ended June 30, 2026, we recognized a gain on sale of investment properties of $71.9 million related to properties sold in connection with the establishment of the IRF Joint Venture. During the three months ended June 30, 2025, we completed one disposition recognizing a gain on sale of investment properties of $0.2 million.

Equity Loss from Unconsolidated Joint Ventures

Equity Loss from Unconsolidated Joint Ventures for the three months ended June 30, 2026 was $10 thousand, compared to $50 thousand for the same period in 2025, a decrease of $40 thousand.

Net Income

Net income for the three months ended June 30, 2026 was $72.3 million, compared to net income of $0.6 million for the same period in 2025, an increase of $71.7 million.

Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025

	Six Months Ended June 30,
	2026	2025	$ Change

	(in thousands)
Revenue
Rental revenue	$75,081	$72,475	$2,606
Resident fees and services	1,841	—	1,841
Other income	889	112	777
Total revenue	77,811	72,587	5,224

Expenses
General and administrative	10,310	9,645	665
Operating expenses	19,284	15,800	3,484
Depreciation expense	22,530	21,614	916
Amortization expense	7,573	7,504	69
Interest expense	16,039	15,176	863
Total expenses	75,736	69,739	5,997
Income before other income (expense)	2,075	2,848	(773)
Gain on sale of investment properties	71,881	1,565	70,316
Equity loss from unconsolidated joint venture	(21)	(91)	70
Net income	$73,935	$4,322	$69,613

Revenue

Total Revenue

Total revenue for the six months ended June 30, 2026 was $77.8 million, compared to $72.6 million for the same period in 2025, representing an increase of $5.2 million. The increase was primarily attributable to $2.5 million of rental revenue from acquisitions completed during the six months ended June 30, 2025, reflecting a full six months of ownership in 2026. The increase was also driven by $2.4 million of growth in our existing portfolio and $1.8 million of resident fees and services recognized during the one-month period in which we owned the Landing and the Riviera. These increases were partially offset by the impact of dispositions completed during 2026 and 2025. Within total revenue, $11.9 million was recognized from net lease expense recoveries during the six months ended June 30, 2026, compared to $10.6 million for the same period in 2025.

Expenses

General and Administrative

General and administrative expenses for the six months ended June 30, 2026 were $10.3 million, compared to $9.6 million for the same period in 2025, an increase of $0.7 million. The increase was primarily driven by an increase in non-cash LTIP compensation expense of $0.7 million.

Operating Expenses

Operating expenses for the six months ended June 30, 2026 were $19.3 million, compared to $15.8 million for the same period in 2025, an increase of $3.5 million. The increase was primarily attributable to $1.6 million of SHOP operating expenses recognized during the one-month period in which we owned the Landing and the Riviera, $1.3 million of operating expenses from acquisitions completed during the six months ended June 30, 2025, reflecting a full six months of ownership in 2026, and $1.1 million of growth in our existing portfolio, reflecting higher property‑level costs year-over-year. These increases were partially offset by the impact of dispositions completed during 2026 and 2025. Included in these amounts were $11.9 million of recoverable property operating expenses incurred during the six months ended June 30, 2026, compared to $10.6 million for the same period in 2025.

Depreciation Expense

Depreciation expense for the six months ended June 30, 2026 was $22.5 million, compared to $21.6 million for the same period in 2025, an increase of $0.9 million. The increase was primarily attributable to $1.2 million of depreciation expense from acquisitions completed during the six months ended June 30, 2025, reflecting a full six months of ownership in 2026, and $0.4 million of SHOP depreciation expense recognized during the one-month period in which we owned the Landing and the Riviera. These increases were partially offset by the impact of dispositions completed during 2026 and 2025.

Amortization Expense

Amortization expense for the six months ended June 30, 2026 was $7.6 million, compared to $7.5 million for the same period in 2025, an increase of $0.1 million. The increase was primarily attributable to $0.7 million of amortization expense from acquisitions completed during the six months ended June 30, 2025, reflecting a full six months of ownership in 2026, and $0.1 million of SHOP amortization expense recognized during the one month period in which we owned the Landing and the Riviera. These increases were partially offset by $0.5 million of amortization expense decreases in our existing portfolio, and $0.2 million due to the impact of dispositions completed during 2026 and 2025.

Interest Expense

Interest expense for the six months ended June 30, 2026 was $16.0 million, compared to $15.2 million for the same period in 2025, an increase of $0.8 million. The increase was partially driven by higher interest rates resulting from the expiration in April 2026 of the prior interest rate swaps on our Term Loan A and the replacement of those swaps with new interest rate swaps on the Term Loan A tranches that fixed the SOFR component of the applicable interest rate at higher rates than the prior swaps. The increase was also partially attributable to higher average borrowings during the six months ended June 30, 2026 compared to the same period in 2025.

The weighted average interest rate of our debt for the six months ended June 30, 2026 was 4.03% compared to 3.93% for the same period in 2025. Additionally, the weighted average interest rate and term of our debt was 4.56% and 3.6 years, respectively, at June 30, 2026 compared to 4.09% and 1.6 years, respectively, at June 30, 2025.

Income Before Other Income (Expense)

Income before other income (expense) for the six months ended June 30, 2026 was $2.1 million, compared to $2.8 million for the same period in 2025, a decrease of $0.7 million.

Gain on Sale of Investment Properties

During the six months ended June 30, 2026, we recognized a gain on sale of investment properties of $71.9 million related to properties sold in connection with the establishment of the IRF Joint Venture. During the six months ended June 30, 2025, we completed three dispositions and recognized a gain on the sale of investment properties of $1.6 million.

Equity Loss from Unconsolidated Joint Ventures

Equity Loss from Unconsolidated Joint Ventures for the six months ended June 30, 2026 was $21 thousand, compared to $91 thousand for the same period in 2025, a decrease of $70 thousand.

Net Income

Net income for the six months ended June 30, 2026 was $73.9 million, compared to net income of $4.3 million for the same period in 2025, an increase of $69.6 million.

Assets and Liabilities

As of June 30, 2026 and December 31, 2025 our principal assets consisted of investments in real estate, net, of $1.2 billion and $1.2 billion, respectively. We completed two acquisitions and seven dispositions during the six months ended June 30, 2026. Our liquid assets consisted primarily of cash and cash equivalents and restricted cash of $12.9 million and $11.9 million, as of June 30, 2026 and December 31, 2025, respectively.

The increase in our cash and cash equivalents and restricted cash balances to $12.9 million as of June 30, 2026, compared to $11.9 million as of December 31, 2025, was primarily due to net proceeds received from the sale of investment properties, and net cash provided by operating activities, partially offset by net repayments on our Credit Facility, funds used to acquire investment properties and joint ventures, the payment of dividends to common and preferred stockholders as well as holders of OP Units and LTIP Units, and funds used for capital expenditures on existing real estate investments and leasing commissions.

The decrease in our total liabilities to $687.7 million as of June 30, 2026 compared to $712.4 million as of December 31, 2025, was primarily the result of higher net repayments on our Credit Facility and lower dividends payable.

Cash Flow Information

Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025

	Six Months Ended June 30,
	2026	2025	$ Change

	(in thousands)
Cash provided by operating activities	$35,909	$34,411	$1,498
Cash used in investing activities	(81,714)	(66,449)	(15,265)
Cash provided by financing activities	46,836	32,322	14,514
Increase in cash and cash equivalents and restricted cash	$1,031	$284	$747

Net cash provided by operating activities for the six months ended June 30, 2026 was $35.9 million, compared to $34.4 million for the same period in 2025. Net cash provided by operating activities increased primarily due to the impact of our 2026 and 2025 acquisitions.

Net cash used in investing activities for the six months ended June 30, 2026 was $81.7 million, compared to $66.4 million for the same period in 2025. Net cash used in investing activities increased primarily due to higher net acquisition activity in 2026 compared to 2025.

Net cash provided by financing activities for the six months ended June 30, 2026 was $46.8 million, compared to $32.3 million for the same period in 2025. Net cash provided by financing activities increased primarily due to higher net proceeds received from preferred stock offerings. These increases were partially offset by net repayments on our Credit Facility, and lower dividends paid to common and preferred stockholders as well as holders of OP Units and LTIP Units.

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

A reconciliation of net income to FFO and Core FFO and FAD for the three and six months ended June 30, 2026 and 2025 is as follows. All per share, per share and unit, and weighted average share and unit amounts have been adjusted to reflect the impact of the Reverse Stock Split.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(unaudited, in thousands except per share and unit amounts)
Net income	$72,281	$585	$73,935	$4,322
Less: Preferred stock dividends	(2,982)	(1,455)	(5,455)	(2,911)
Depreciation and amortization expense	15,251	15,266	30,053	29,072
Depreciation and amortization expense from unconsolidated joint ventures	73	73	146	122
Gain on sale of investment properties	(71,881)	(207)	(71,881)	(1,565)
FFO attributable to common stockholders and noncontrolling interest	$12,742	$14,262	$26,798	$29,040
Amortization of above (below) market leases, net	150	(60)	296	392
Straight line deferred rental revenue	122	(479)	(82)	(536)
Stock-based compensation expense	1,378	1,728	2,607	1,879
Amortization of debt issuance costs	707	559	1,514	1,118
Severance and transition related expense	—	567	—	671
Other adjustments from unconsolidated joint ventures	2	20	(17)	51
Core FFO attributable to common stockholders and noncontrolling interest	$15,101	$16,597	$31,116	$32,615

Net income (loss) attributable to common stockholders per share – basic and diluted	$4.78	$(0.06)	$4.73	$0.10
FFO attributable to common stockholders and noncontrolling interest per share and unit	$0.88	$0.98	$1.85	$2.00
Core FFO attributable to common stockholders and noncontrolling interest per share and unit	$1.04	$1.14	$2.15	$2.25

Weighted Average Shares and Units Outstanding – basic and diluted	14,485	14,530	14,450	14,501

Weighted Average Shares and Units Outstanding:
Weighted Average Common Shares	13,235	13,376	13,235	13,375
Weighted Average OP Units	444	449	444	449
Weighted Average LTIP Units	806	705	771	677
Weighted Average Shares and Units Outstanding – basic and diluted	14,485	14,530	14,450	14,501

Core FFO attributable to common stockholders and noncontrolling interest	$15,101	$16,597	$31,116	$32,615
Tenant improvements	(762)	(878)	(1,356)	(1,582)
Leasing commissions	(367)	(558)	(917)	(673)
Building capital	(2,269)	(1,087)	(3,819)	(2,994)
FAD attributable to common stockholders and noncontrolling interest	$11,703	$14,074	$25,024	$27,366

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

A reconciliation of net income to EBITDAre and Adjusted EBITDAre for the three and six months ended June 30, 2026 and 2025 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(unaudited and in thousands)
Net income	$72,281	$585	$73,935	$4,322
Interest expense	8,806	8,009	16,039	15,176
Depreciation and amortization expense	15,276	15,291	30,103	29,118
Unconsolidated joint venture EBITDAre adjustments (1)	112	114	223	199
Gain on sale of investment properties	(71,881)	(207)	(71,881)	(1,565)
EBITDAre	$24,594	$23,792	$48,419	$47,250
Stock-based compensation expense	1,378	1,728	2,607	1,879
Amortization of above (below) market leases, net	150	(60)	296	392
Severance and transition related expense	—	567	—	671
Interest rate swap mark-to-market at unconsolidated joint ventures	2	19	(17)	55
Adjusted EBITDAre	$26,124	$26,046	$51,305	$50,247

(1)	Includes joint venture interest, depreciation and amortization, and gain on sale of investment properties, if applicable, included in unconsolidated joint ventures net income or loss.

Net Operating Income (NOI), Cash NOI, and Same-Property Cash NOI

The Company considers net operating income (“NOI”) to be an appropriate supplemental measure to net income because it helps both investors and management understand the core operations of our properties. We define NOI as total net (loss) income, plus depreciation and amortization expenses, general and administrative expenses, transaction expenses, impairments, (gain) loss on sale of investment properties, interest expense, and other non-operating items. Cash NOI and Same-Property Cash NOI are key performance indicators. Management considers these to be supplemental measures that allow investors, analysts and Company management to measure unlevered property-level cash operating results. The Company defines Cash NOI as NOI excluding non-cash items such as above and below market lease intangibles and straight-line rent. Cash NOI is historical and not necessarily indicative of future results. Same-Property Cash NOI compares Cash NOI for stabilized properties. Stabilized properties are properties that have been included in operations for the duration of the year-over-year comparison period presented. Accordingly, stabilized properties exclude properties that were recently acquired or disposed of, properties classified as held for sale, properties undergoing redevelopment, and newly redeveloped or developed properties. Same-Property Cash NOI also excludes lease terminations fees and joint ventures and other income in order to remove non-recurring items and joint venture-related income from our NOI.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(unaudited and in thousands)
Net income	$72,281	$585	$73,935	$4,322
General and administrative	5,221	6,025	10,310	9,645
Depreciation and amortization expense	15,276	15,291	30,103	29,118
Interest expense	8,806	8,009	16,039	15,176
Gain on sale of investment properties	(71,881)	(207)	(71,881)	(1,565)
Proportionate share of unconsolidated joint venture adjustments	114	133	206	253
NOI	$29,817	$29,836	$58,712	$56,949
Amortization of above (below) market leases, net	150	(60)	296	392
Straight line deferred rental revenue	122	(479)	(82)	(536)
Proportionate share of unconsolidated joint venture adjustments	(2)	(3)	(4)	(8)
Cash NOI	$30,087	$29,294	$58,922	$56,797
Assets not held for all periods	(5,025)	(5,214)
Lease termination fees	—	(12)
Joint ventures and other income	(948)	(157)
Same-Property Cash NOI	$24,114	$23,911

Liquidity and Capital Resources

General

Our short-term (up to 12 months) liquidity requirements include:

●	Interest expense and scheduled principal payments on outstanding indebtedness;
●	General and administrative expenses;
●	Property operating expenses;
●	Property acquisitions;
●	Distributions on our common and preferred stock and OP Units and LTIP Units;
●	Increased capital requirements for our joint ventures;
●	Repurchases of our common stock; and
●	Capital and tenant improvements and leasing costs.

On May 5, 2026, the Board of Directors reduced the Company’s monthly common stock dividend from $0.25 per share to $0.16 per share. The Company is resizing its dividend to focus on retaining cash flow and to accelerate the Company’s acquisition strategy and accelerate the ramp of its SHOP portfolio.

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

ATM Program

In January 2024, the Company and the Operating Partnership implemented a $300 million “at-the-market” equity offering program, pursuant to which we may offer and sell (including through forward sales), from time to time, shares of our common stock (the “2024 ATM Program”). No shares were sold under the 2024 ATM Program during the six months ended June 30, 2026 or from July 1, 2026 through August 3, 2026. As of June 30, 2026, the Company has $288.0 million remaining available under the 2024 ATM Program.

In February 2026, the Company and the Operating Partnership implemented a $75 million “at-the-market” equity offering program, pursuant to which the Company may offer and sell (including through forward sales), from time-to-time, shares of its 8.00% Series B Cumulative Redeemable Preferred Stock (the “2026 Series B Preferred ATM Program”). No shares were sold under the 2026 Series B Preferred ATM Program during the six months ended June 30, 2026 or from July 1, 2026 through August 3, 2026.

Debt Financing

Credit Facility. Our Credit Facility consists of (i) the $350 million Term Loan A Tranches, (ii) the $150 million Term Loan B, and (iii) the $400 million Revolver. The Credit Facility also contains a $500 million accordion feature. As of August 3, 2026, we had unutilized borrowing capacity under the Credit Facility of $245.5 million.

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

As of June 30, 2026, we had 11 interest rate swaps that are used to manage our interest rate risk. Four of our interest rate swaps relate to our Term Loan B with a combined notional value of $150 million that fix the SOFR component on Term Loan B through January 2028 at 2.54%. Seven of our interest rate swaps relate to our Term Loan A tranches that fix the SOFR component of the Term Loan A Tranches with a combined notional value of $350 million at rates between 3.24% to 3.32% and have maturities in October 2029, October 2030, and April 2031. The seven interest rate swaps related to our Term Loan A tranches became effective in May 2026 following the maturity of five previous interest rate swaps that fixed the SOFR component through April 2026 at 1.36%.

We are subject to a number of financial covenants under the Credit Facility, including, among other things, the following as of the end of each fiscal quarter, (i) a maximum consolidated unsecured leverage ratio of less than 60%, (ii) a maximum consolidated secured leverage ratio of less than 30%, (iii) a maximum consolidated secured recourse leverage ratio of less than 10%, (iv) a minimum fixed charge coverage ratio of 1.50:1.00, (v) a minimum unsecured interest coverage ratio of 1.50:1.00, (vi) a maximum consolidated leverage ratio of less than 60%, (vii) a maximum cash investment in joint ventures of 10% of total asset value and (viii) a minimum net worth of $595.6 million plus 75% of all net proceeds raised through equity offerings subsequent to June 30, 2025. As of June 30, 2026, management believed it complied with all of the financial and non-financial covenants contained in the Credit Facility.

Total Fixed Debt. Our fixed debt totaled $501.1 million on a gross basis at June 30, 2026, with a weighted average interest rate of 4.42% based on our interest rate swaps and current leverage. The weighted average maturity of our fixed debt was 3.4 years at June 30, 2026.

Other Fixed Debt. We have $1.1 million in gross notes payable as of June 30, 2026. This debt is comprised of one instrument.

Senior Note Facility

On March 2, 2026, the Company entered into a Master Note and Guaranty Agreement (the “Senior Note Agreement”) with NYL Investors LLC and certain of its affiliates (collectively, the “Purchasers”). The Agreement establishes an uncommitted senior unsecured note facility pursuant to which the Company may issue senior unsecured promissory notes (“Notes”) from time to time in one or more series to the Purchasers in an aggregate principal amount of up to $150.0 million. The Senior Note Agreement does not obligate the Purchasers to purchase any Notes, and each issuance is subject to the Purchasers’ discretion and satisfaction of customary conditions. Notes may be issued under the Senior Note Agreement during a period ending on the earliest of (i) the third anniversary of the effective date of the Senior Note Agreement, (ii) termination of the facility by either party upon written notice, (iii) termination following certain events of default, or (iv) acceleration of the Notes and termination of the facility. Notes issued under the Agreement may have maturities of up to ten years and will bear interest at rates determined at the time of issuance based on spreads over U.S. Treasury securities. As of June 30, 2026, no Notes had been issued or were outstanding under the Senior Note Agreement.

Debt Activity

During the six months ended June 30, 2026, we borrowed $241.1 million under the Credit Facility and repaid $263.3 million, for a net amount repaid of $22.2 million. During the six months ended June 30, 2025, we borrowed $94.5 million under the Credit Facility and repaid $28.5 million, for a net amount borrowed of $66.0 million. As of June 30, 2026, the net outstanding Credit Facility balance was $641.0 million and as of August 3, 2026, we had unutilized borrowing capacity under the revolver component of the Credit Facility (the “Revolver”) of $245.5 million.

Series C Convertible Preferred Stock Offering

On May 29, 2026 and June 2, 2026, the Company issued and aggregate of 1,000,000 shares of its Series C Convertible Preferred Stock, for aggregate gross proceeds of $100.0 million. The Series C Convertible Preferred Stock provides for cumulative dividends at a rate of 6.00% per annum, which increases to 8.00% on June 2, 2030 (the date that is four years after the date of last issuance) to the extent the Series C Convertible Preferred Stock has not been redeemed or converted as of that date and increases by an additional 2.00% on each subsequent anniversary thereafter, up to a maximum of 12.00%, to the extent the Series C Convertible Preferred Stock has not been redeemed or converted as of such anniversary dates. The Series C Convertible Preferred Stock is convertible into shares of the Company’s common stock at an initial conversion rate of 2.32558 shares of common stock per share of Series C Convertible Preferred Stock, which is based on an implied conversion price of $43.00 per share of common stock, subject to customary anti-dilution adjustments. The Company may redeem the Series C Convertible Preferred Stock, in whole or in part, at its option on or after June 2, 2030 (the date that is four years after the date of last issuance), at a cash redemption price equal to the liquidation preference of $100 per share, plus accumulated and unpaid regular dividends, including any defaulted regular dividends. The Series C Convertible Preferred Stock generally has no voting rights, except for limited voting rights with respect to certain matters affecting its rights and preferences. In addition, upon issuance of the Series C Convertible Preferred Stock, the Company’s ability to make distributions with respect to, or redeem, purchase or acquire, or make liquidation payments on, any other shares of capital stock ranking junior to or on a parity with the Series C Convertible Preferred Stock became subject to certain restrictions in the event that the Company does not declare distributions on the Series C Convertible Preferred Stock during any distribution period.

Common Stock Repurchase Program

In August 2025, the Board approved a $50 million common stock repurchase program (the “Stock Repurchase Program”). Under the Stock Repurchase Program, we may purchase up to $50 million of our outstanding shares of common stock from time to time in the open market, including through block purchases, through privately negotiated transactions or pursuant to any Rule 10b5-1 trading plan, in accordance with applicable securities laws. The specific timing, price and size of purchases will depend on prevailing stock prices, general economic and market conditions and other considerations. The Stock Repurchase Program does not obligate us to repurchase any dollar amount or number of shares of our common stock and may be suspended or discontinued at any time. No shares were repurchased during the six months ended June 30, 2026 or from July 1, 2026 through August 3, 2026.

Off-Balance Sheet Arrangements

As of June 30, 2026, we have investments in four unconsolidated joint ventures with ownership interests of 49%, 49%, 15% and 12.5%. The aggregate carrying amount of debt, including both our and our partners’ share, incurred by these ventures was approximately $141.5 million (of which our proportionate share is approximately $24.1 million). See Note 2 (Summary of Significant Accounting Policies) to our accompanying condensed consolidated financial statements for additional information. We have no other off-balance sheet arrangements that we expect would materially affect our liquidity and capital resources.

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

As of June 30, 2026, we had $141.0 million of unhedged borrowings outstanding under the Revolver (before the netting of unamortized debt issuance costs) that bears interest at a variable rate. See “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Liquidity and Capital Resources,” for a detailed discussion of our Credit Facility. On June 30, 2026, SOFR on our outstanding floating-rate borrowings was 3.65%. Assuming no increase in the amount of our variable interest rate debt, if SOFR increased 100 basis points, our cash flow would decrease by approximately $1.4 million annually. Assuming no increase in the amount of our variable rate debt, if SOFR were reduced 100 basis points, our cash flow would increase by approximately $1.4 million annually.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this report. Based on such evaluation, the Company’s

Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2026, the Company’s disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information it is required to disclose in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Our SHOP segment may expose us to various operational risks, liabilities and claims that could adversely affect our ability to generate revenues or increase our costs and could adversely affect our business, financial condition and results of operations.

Under the REIT tax rules, the senior housing communities in our SHOP segment that are “qualified healthcare properties” generally must be operated and managed for us by third-party managers and we have limited rights to direct or influence the business or operations of those communities. Both our qualified and non-qualified healthcare properties in our SHOP segment are managed or sub-managed by third-party managers. However, in each case, we nonetheless participate directly in the financial performance of the communities’ operations and are ultimately responsible for all operational risks and other liabilities of such properties, other than those arising out of certain actions by our managers, such as gross negligence, fraud or willful misconduct. These risks include, and our financial performance is impacted by, among other things, fluctuations in occupancy levels, the inability to charge desirable resident fees (including anticipated increases in those fees), increases in the cost of food, supplies, energy, labor (as a result of labor shortages, unionization, inflation or otherwise) or other services, rent control regulations, national and regional economic conditions, the imposition of new or increased taxes, capital expenditure requirements, changes in management or equity, accounting misstatements, professional and general liability claims, litigation and regulatory actions and the availability and cost of insurance. Additionally, new or smaller third-party managers may have less experience in managing these senior housing communities and may require more oversight or attention. Any one or a combination of these factors could impact the performance of our SHOP segment, which could adversely affect our business, financial condition and results of operations.

We generally hold the applicable healthcare license and enroll in applicable government healthcare programs on behalf of the properties in our SHOP segment, which subjects us to potential liability under various healthcare laws and regulations.

Our inability to renew our management agreements with our SHOP managers and sub-managers on as favorable terms or at all, and our inability when necessary, to effectively and efficiently transition a SHOP community to a new manager or sub-manager, may have an adverse effect on our business, financial condition and results of operations.

We are party to management agreements with our SHOP managers and sub-managers. While our management and sub-management agreements may be renewed, either pursuant to pre-negotiated renewal rights or through negotiation, there can be no assurance that our managers or sub-managers will renew with us. Even if a manager or sub-manager renews its agreement with us, we cannot assure you that the renewals will be on favorable terms. This risk may be exacerbated if market conditions at the time of the renewal are not as favorable as they were at the time the agreement was initially entered into or if the manager or sub-manager is subject to financial or operational difficulties.

Our management and sub-management agreements provide us and our managers and sub-managers with termination rights in certain circumstances. If our management or sub-management agreements are not renewed or are otherwise terminated, we may attempt to transition those properties to one or more managers or sub-managers or reposition those properties for an alternative use. We may not be successful in identifying suitable replacements or entering into management or sub-management agreements or other arrangements with new managers or sub-managers on a timely basis or on terms as favorable to us as our current management or sub-management agreements, if at all.

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

In our operating assets, we will be generally responsible for all liabilities of the properties, including any lawsuits, investigations, claims and other legal or regulatory proceedings, other than those arising out of certain limited actions by our managers or sub-managers, such as those caused by gross negligence, fraud or willful misconduct. As a result, we have exposure to, among other things, professional and general liability claims, employment-related claims and the associated litigation and other costs related to defending and resolving such claims, some of which may be uninsured, either as a result of insufficient coverage or unavailability of coverage at a reasonable price.

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

Our ability to lease certain of our seniors housing facilities to our TRS lessee will be limited by the ability of those seniors housing facilities to qualify as “qualified healthcare properties.”

We lease certain of our seniors housing facilities to our TRS lessee, which contracts with managers to manage the healthcare operations at those facilities. Our ability to use this TRS lessee structure may be limited by the ability of those seniors housing facilities to qualify as “qualified healthcare properties” and the ability of the managers who our TRS lessee engages to manage the “qualified healthcare properties” to qualify as “eligible independent contractors.”

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

If our TRS lessee failed to qualify as a TRS or the facility managers engaged by our TRS lessee do not qualify as “eligible independent contractors,” we could fail to qualify as a REIT and could be subject to higher taxes.

Rent paid by a lessee that is a “related party tenant” of ours will not be qualifying income for purposes of the two gross income tests applicable to REITs. We lease certain of our seniors housing facilities that qualify as “qualified healthcare properties” to our TRS lessee. So long as our TRS lessee qualifies as a TRS, it will not be treated as a “related party tenant” with respect to our “qualified healthcare properties” that are managed by an independent facility manager that qualifies as an “eligible independent contractor.” We expect that our TRS lessee will qualify to be treated as a TRS for U.S. federal income tax purposes, but there can be no assurance that the IRS will not challenge the status of our TRS lessee for U.S. federal income tax purposes or that a court would not sustain such a challenge. If the IRS were successful in disqualifying our TRS lessee from treatment as a TRS, we could fail to meet the asset tests applicable to REITs and we could fail to satisfy the gross income tests. If we failed to meet either the asset or gross income tests, we could lose our REIT qualification for U.S. federal income tax purposes unless we qualified for application of statutory savings provisions.

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

The ability of our TRSs to manage certain of our independent living facilities will be dependent on such facilities not constituting “qualified healthcare properties.”

We engage TRSs to manage certain of our independent living facilities. Our ability to utilize TRSs in such a role depends on those independent living facilities not constituting “qualified healthcare properties” within the meaning of the U.S. federal income tax rules applicable to REITs. While we believe that such independent living facilities are not “qualified healthcare properties,” if the IRS challenged such belief and a court sustained such a challenge, our income from the properties could fail to qualify as rents from real property for purposes of the REIT gross income tests, and as a result we could fail to qualify as a REIT.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

On May 29, 2026 and June 2, 2026, the Company completed closings of its previously announced private placement pursuant to which it issued and sold an aggregate of 1,000,000 shares of its 6.00% Series C Convertible Preferred Stock, par value $0.001 per share, at a purchase price of $100.00 per share for aggregate gross proceeds of $100.0 million, to Maewyn XRN LP, Petrus Special Opportunities Fund, L.P., certain entities advised by Canyon Capital Advisors LLC and certain entities advised by Diameter Capital Partners LP (the “Purchasers”), pursuant to that certain Investment Agreement, dated as of May 6, 2026, by and among the Company and the Purchasers.

The offer and sale of the shares of Series C Convertible Preferred Stock were not registered under the Securities Act of 1933, as amended (the “Securities Act”), and were made in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder. The Company relied on these exemptions from registration based in part on the nature of the transaction and the representations made by the Purchasers in the Investment Agreement.

Upon completion of the private placement, the Company received net proceeds of approximately $96.8 million, after deducting a commitment fee of $3.0 million and reimbursable expenses of approximately $0.2 million. The Company contributed the proceeds received from the sale of the Series C Convertible Preferred Stock to the Operating Partnership in exchange for the issuance of 1,000,000 Series C Convertible Preferred Units. The Company used the net proceeds from the private placement, together with cash on hand and borrowings under its Credit Facility, to fund the acquisitions of the Landing and the Riviera.

Holders of the Series C Convertible Preferred Stock have the option to convert their shares into shares of the Company’s common stock at any time at the then-effective conversion rate (the “Conversion Rate”). The initial Conversion Rate of the Series C Convertible Preferred Stock is 2.32558 shares of common stock, based on an implied conversion price of $43.00 per share of common stock. Beginning on June 2, 2029, the Company has the option to convert the Series C Convertible Preferred Stock to common stock if the volume-weighted average price of its common stock exceeds 120.0% of the conversion price for 45 consecutive trading days.

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

3.6

Articles Supplementary for Chiron Real Estate Inc. 6.00% Series C Convertible Preferred Stock (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K as filed with the SEC on June 2, 2026).

3.7

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

10.1

Seventh Amendment to Agreement of Limited Partnership of Chiron Real Estate LP, dated as of May 28, 2026 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on June 2, 2026).

10.2*	Asset Purchase Agreement, by and between XRN Alexandria I LLC and Silverstone Alexandria II Owner, LLC, dated as of May 1, 2026.

10.3*	First Amendment to Asset Purchase Agreement, by and between XRN Alexandria I LLC and Silverstone Alexandria II Owner, LLC, dated as of May 29, 2026.

10.4*	Purchase and Sale Agreement, by and among XRN Alexandria II LLC, Silverstone Alexandria, LP and Silverstone Alexandria Owner, LLC, dated as of May 1, 2026.

10.5*	PSA Side Letter Agreement, by and between SSL Investment Partners, L.P., and XRN Alexandria II LLC, dated as of May 1, 2026.

10.6*	First Amendment to Purchase and Sale Agreement, by and among XRN Alexandria I LLC, Silverstone Alexandria, LP and Silverstone Alexandria Owner, LLC, dated as of May 29, 2026.

10.7*	Asset Purchase Agreement, by and among XRN Bethesda, LLC and Silverstone Bethesda Owner, LLC, dated as of May 6, 2026.

10.8*	First Amendment to Asset Purchase Agreement, by and between XRN Bethesda, LLC and Silverstone Bethesda Owner, LLC, dated as of June 22, 2026.

10.9

Investment Agreement, dated as of May 6, 2026, by and among Chiron Real Estate Inc. and Maewyn XRN LP (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on May 8, 2026).

10.10

Investor Rights Agreement, dated as of May 6, 2026, by and among Chiron Real Estate Inc. and Maewyn XRN LP (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K as filed with the SEC on May 8, 2026).

10.11

Amendment No. 1 to the Investor Rights Agreement, dated as of May 28, 2026, by and among Chiron Real Estate Inc. and Maewyn XRN LP (incorporated herein by reference to Exhibit 4.12 to the Company’s Registration Statement on Form S-3 (File No. 333-296829) as filed with the SEC on June 16, 2026).

10.12

Chiron Real Estate Inc. 2016 Equity Incentive Plan (as amended through May 20, 2026) (incorporated herein by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-8 (File No. 333-297159) as filed with the SEC on June 30, 2026).

10.13

Agreement of Purchase and Sale, dated as of June 26, 2026, by and among certain subsidiaries of Chiron Real Estate Inc., as sellers, the buyers party thereto, and Chiron Real Estate LP, solely for the limited purposes set forth therein (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on July 2, 2026).

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

Chiron Real Estate Inc.

Date: August 10, 2026	By:	/s/ Mark O. Decker, Jr.
Mark O. Decker, Jr.
Chief Executive Officer (Principal Executive Officer)

Date: August 10, 2026	By:	/s/ Robert J. Kiernan
Robert J. Kiernan
Chief Financial Officer (Principal Financial and Accounting Officer)