Form 10-Q
period 2026-09-30
Chiron Real Estate Inc.
filed 2026-11-06
CIK 1533615

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares of the registrant’s common stock outstanding at November 2, 2026 was 13,246,683.

PART I FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)
CHIRON REAL ESTATE INC.
Condensed Consolidated Balance Sheets
(unaudited and in thousands, except par values)

	As of
	September 30, 2026	December 31, 2025
Assets
Investment in real estate:
Land	$199,487	$169,917
Building	1,139,309	1,072,124
Furniture, fixtures and equipment	5,965	—
Site improvements	24,958	25,741
Tenant improvements	70,093	80,397
Acquired lease intangible assets	140,484	144,573
	1,580,296	1,492,752
Less: accumulated depreciation and amortization	(331,769)	(338,096)
Investment in real estate, net	1,248,527	1,154,656
Cash and cash equivalents	13,451	9,084
Restricted cash	2,448	2,805
Real estate loans receivable, net	4,385	—
Tenant and resident receivables, net	7,323	7,225
Due from related parties	169	162
Escrow deposits	9,115	556
Deferred assets	22,206	28,907
Derivative assets	21,386	6,102
Goodwill	5,903	5,903
Investment in unconsolidated joint ventures	33,243	1,781
Other assets	30,800	25,284
Total assets	$1,398,956	$1,242,465

Liabilities and Equity
Liabilities:
Credit Facility, net of unamortized debt issuance costs of $8,322 and $10,476 at September 30, 2026 and December 31, 2025, respectively	$660,678	$652,699
Note payable	1,037	1,153
Accounts payable and accrued expenses	21,777	18,289
Dividends payable	8,928	12,484
Security deposits	3,215	3,421
Other liabilities	19,811	19,410
Acquired lease intangible liabilities, net	3,272	4,944
Total liabilities	718,718	712,400
Commitments and Contingencies
Equity:
Preferred stock, $0.001 par value, 10,000 shares authorized; 6,155 shares and 5,155 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively (liquidation preference of $228,875 and $128,875 at September 30, 2026 and December 31, 2025, respectively)	220,215	124,106
Common stock, $0.001 par value, 100,000 shares authorized; 13,247 and 13,235 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	13	13
Additional paid-in capital	729,949	729,514
Accumulated deficit	(318,925)	(349,965)
Accumulated other comprehensive income	21,386	6,102
Total Chiron Real Estate Inc. stockholders' equity	652,638	509,770
Noncontrolling interest	27,600	20,295
Total equity	680,238	530,065
Total liabilities and equity	$1,398,956	$1,242,465
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHIRON REAL ESTATE INC.
Condensed Consolidated Statements of Operations
(unaudited and in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue
Rental revenue	$33,515	$37,036	$108,596	$109,510
Resident fees and services	6,239	—	8,080	—
Other income	581	193	1,470	306
Total revenue	40,335	37,229	118,146	109,816

Expenses
General and administrative	7,704	4,860	18,014	14,505
Operating expenses	14,135	8,224	33,419	24,025
Depreciation expense	11,025	11,213	33,555	32,827
Amortization expense	5,144	3,795	12,717	11,299
Interest expense	8,308	8,175	24,347	23,351
Total expenses	46,316	36,267	122,052	106,007

Income before other (expense) income	(5,981)	962	(3,906)	3,809
(Loss) gain on sale of investment properties	(259)	294	71,622	1,859
Impairment of investment property	—	(6,281)	—	(6,281)
Equity income (loss) from unconsolidated joint ventures	505	(33)	484	(123)

Net (loss) income	$(5,735)	$(5,058)	$68,200	$(736)
Less: Preferred stock dividends	(3,980)	(1,455)	(9,435)	(4,366)
Less: Net loss (income) attributable to noncontrolling interest	852	512	(5,087)	404
Net (loss) income attributable to common stockholders	$(8,863)	$(6,001)	$53,678	$(4,698)

Net (loss) income attributable to common stockholders per share – basic and diluted	$(0.67)	$(0.45)	$4.06	$(0.35)

Weighted average shares outstanding – basic and diluted	13,240	13,393	13,237	13,381
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHIRON REAL ESTATE INC.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(unaudited and in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net (loss) income	$(5,735)	$(5,058)	$68,200	$(736)
Other comprehensive income (loss):
Increase (decrease) in fair value of interest rate swap agreements	10,488	(2,929)	15,284	(11,146)
Total other comprehensive income (loss)	10,488	(2,929)	15,284	(11,146)
Comprehensive income (loss)	4,753	(7,987)	83,484	(11,882)
Less: Preferred stock dividends	(3,980)	(1,455)	(9,435)	(4,366)
Less: Comprehensive (income) loss attributable to noncontrolling interest	(68)	742	(6,413)	1,287
Comprehensive income (loss) attributable to common stockholders	$705	$(8,700)	$67,636	$(14,961)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHIRON REAL ESTATE INC.
Condensed Consolidated Statements of Equity
(unaudited and in thousands, except per share amounts)
For the Nine Months Ended September 30, 2026:

	Common Stock		Preferred Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Chiron Real Estate Inc. Stockholders’ Equity	Non- controlling Interest	Total Equity
	Shares	Amount	Shares	Amount
Balances, December 31, 2025	13,235	$13	5,155	$124,106	$729,514	$(349,965)	$6,102	$509,770	$20,295	$530,065
Net income	—	—	—	—	—	63,113	—	63,113	5,087	68,200
Issuance of shares of preferred stock, net	—	—	1,000	96,109	—	—	—	96,109	—	96,109
LTIP Units and OP Units redeemed for Common Stock	12	—	—	—	435	—	—	435	(435)	—
Change in fair value of interest rate swap agreements	—	—	—	—	—	—	15,284	15,284	—	15,284
Stock-based compensation expense	—	—	—	—	—	—	—	—	4,999	4,999
Dividends to common stockholders	—	—	—	—	—	(22,638)	—	(22,638)	—	(22,638)
Dividends to preferred stockholders	—	—	—	—	—	(9,435)	—	(9,435)	—	(9,435)
Dividends to noncontrolling interest	—	—	—	—	—	—	—	—	(2,346)	(2,346)
Balances, September 30, 2026	13,247	$13	6,155	$220,215	$729,949	$(318,925)	$21,386	$652,638	$27,600	$680,238
For the Three Months Ended September 30, 2026:

	Common Stock		Preferred Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Chiron Real Estate Inc. Stockholders’ Equity	Non- controlling Interest	Total Equity
	Shares	Amount	Shares	Amount
Balances, June 30, 2026	13,235	$13	6,155	$220,225	$729,514	$(303,703)	$10,898	$656,947	$27,118	$684,065
Net loss	—	—	—	—	—	(4,883)	—	(4,883)	(852)	(5,735)
Issuance of shares of preferred stock, net	—	—	—	(10)	—	—	—	(10)	—	(10)
LTIP Units and OP Units redeemed for Common Stock	12	—	—	—	435	—	—	435	(435)	—
Change in fair value of interest rate swap agreements	—	—	—	—	—	—	10,488	10,488	—	10,488
Stock-based compensation expense	—	—	—	—	—	—	—	—	2,392	2,392
Dividends to common stockholders	—	—	—	—	—	(6,359)	—	(6,359)	—	(6,359)
Dividends to preferred stockholders	—	—	—	—	—	(3,980)	—	(3,980)	—	(3,980)
Dividends to noncontrolling interest	—	—	—	—	—	—	—	—	(623)	(623)
Balances, September 30, 2026	13,247	$13	6,155	$220,215	$729,949	$(318,925)	$21,386	$652,638	$27,600	$680,238
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHIRON REAL ESTATE INC.
Condensed Consolidated Statements of Equity
(unaudited and in thousands, except per share amounts)
For the Nine Months Ended September 30, 2025:

	Common Stock		Preferred Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Chiron Real Estate Inc. Stockholders’ Equity	Non- controlling Interest	Total Equity
	Shares	Amount	Shares	Amount
Balances, December 31, 2024	13,374	$13	3,105	$74,959	$734,277	$(293,736)	$18,613	$534,126	$21,790	$555,916
Net loss	—	—	—	—	—	(332)	—	(332)	(404)	(736)
LTIP Units and OP Units redeemed for common stock	33	—	—	—	1,141	—	—	1,141	(1,141)	—
Fractional shares settled	—	—	—	—	(2)	—	—	(2)	—	(2)
Change in fair value of interest rate swap agreements	—	—	—	—	—	—	(11,146)	(11,146)	—	(11,146)
Stock-based compensation expense	—	—	—	—	—	—	—	—	3,086	3,086
Dividends to common stockholders	—	—	—	—	—	(34,132)	—	(34,132)	—	(34,132)
Dividends to preferred stockholders	—	—	—	—	—	(4,366)	—	(4,366)	—	(4,366)
Dividends to noncontrolling interest	—	—	—	—	—	—	—	—	(2,792)	(2,792)
Balances, September 30, 2025	13,407	$13	3,105	$74,959	$735,416	$(332,566)	$7,467	$485,289	$20,539	$505,828
For the Three Months Ended September 30, 2025:

	Common Stock		Preferred Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Chiron Real Estate Inc. Stockholders’ Equity	Non- controlling Interest	Total Equity
	Shares	Amount	Shares	Amount
Balances, June 30, 2025	13,376	$13	3,105	$74,959	$734,344	$(316,510)	$10,396	$503,202	$21,819	$525,021
Net loss	—	—	—	—	—	(4,546)	—	(4,546)	(512)	(5,058)
LTIP Units and OP Units redeemed for common stock	31	—	—	—	1,074	—	—	1,074	(1,074)	—
Fractional shares settled	—	—	—	—	(2)	—	—	(2)	—	(2)
Change in fair value of interest rate swap agreements	—	—	—	—	—	—	(2,929)	(2,929)	—	(2,929)
Stock-based compensation expense	—	—	—	—	—	—	—	—	1,207	1,207
Dividends to common stockholders	—	—	—	—	—	(10,055)	—	(10,055)	—	(10,055)
Dividends to preferred stockholders	—	—	—	—	—	(1,455)	—	(1,455)	—	(1,455)
Dividends to noncontrolling interest	—	—	—	—	—	—	—	—	(901)	(901)
Balances, September 30, 2025	13,407	$13	3,105	$74,959	$735,416	$(332,566)	$7,467	$485,289	$20,539	$505,828
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHIRON REAL ESTATE INC.
Condensed Consolidated Statements of Cash Flows
(unaudited and in thousands)

	Nine Months Ended September 30,
	2026	2025
Operating activities
Net income (loss)	$68,200	$(736)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation expense	33,555	32,827
Amortization of acquired lease intangible assets	11,766	10,582
Amortization of above (below) market leases, net	378	505
Amortization of debt issuance costs	2,171	1,672
Stock-based compensation expense	4,999	3,086
Gain on sale of investment properties	(71,622)	(1,859)
Impairment of investment property	—	6,281
Equity (income) loss from unconsolidated joint ventures	(484)	123
Other	(582)	152
Changes in operating assets and liabilities:
Tenant receivables	(205)	(522)
Deferred assets	(1,224)	(1,094)
Other assets and liabilities	379	(1,830)
Accounts payable and accrued expenses	1,598	2,602
Security deposits	342	188
Net cash provided by operating activities	49,271	51,977

Investing activities
Purchase of land, buildings, and other tangible and intangible assets and liabilities	(266,582)	(70,468)
Net proceeds from sale of investment properties	213,055	12,695
Investment in unconsolidated joint ventures	(31,301)	—
Real estate notes receivable	(4,278)	—
Distribution of capital from unconsolidated joint ventures	323	97
Escrow deposits for purchase of properties	(8,547)	290
Advances made to related parties	(6)	(97)
Capital expenditures on existing real estate investments	(10,221)	(7,860)
Leasing commissions	(1,530)	(1,809)
Net cash used in investing activities	(109,087)	(67,152)

Financing activities
Net proceeds received from preferred stock offering	96,109	—
Repayment of notes payable	(117)	(13,268)
Proceeds from Credit Facility	269,100	115,400
Repayment of Credit Facility	(263,275)	(40,300)
Payment of debt issuance costs	(17)	—
Dividends paid to common stockholders, and OP Unit and LTIP Unit holders	(28,762)	(41,393)
Dividends paid to preferred stockholders	(9,213)	(4,366)
Net cash provided by financing activities	63,825	16,073
Net increase in cash and cash equivalents and restricted cash	4,009	898
Cash and cash equivalents and restricted cash—beginning of period	11,890	8,942
Cash and cash equivalents and restricted cash—end of period	$15,899	$9,840

Supplemental cash flow information:
Cash payments for interest	$21,804	$22,188

Noncash financing and investing activities:
Accrued dividends payable	$8,928	$12,051
Interest rate swap agreements fair value change recognized in other comprehensive income (loss)	$15,284	$(11,146)
LTIP Units and OP Units redeemed for common stock	$435	$1,141
Accrued capital expenditures and leasing commissions included in accounts payable and accrued expenses	$2,604	$1,637
Recognition of lease liability related to right of use asset	$163	$6,280
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHIRON REAL ESTATE INC.
Notes to the Unaudited Condensed Consolidated Financial Statements
(dollars in thousands, except per share amounts or as otherwise indicated)
Note 1 – Organization
Chiron Real Estate Inc. (the “Company”) is a Maryland corporation and internally managed real estate investment trust (“REIT”) that owns (i) healthcare facilities leased to physician groups and regional and national healthcare systems and (ii) seniors housing communities. The Company’s seniors housing portfolio includes independent living communities (“IL”), assisted living communities (“AL”), memory care communities (“MC”), and development financing investments in active adult communities. As of September 30, 2026, the Company’s gross investment portfolio consisted of 81% healthcare facilities, primarily outpatient medical facilities, 17% seniors housing operating portfolio (“SHOP”) communities, and 2% unconsolidated joint ventures and other investments.
The Company holds its facilities and conducts its operations through a Delaware limited partnership subsidiary, Chiron Real Estate LP (the “Operating Partnership”). The Company serves as the sole general partner of the Operating Partnership through a wholly owned subsidiary of the Company, Chiron Real Estate GP LLC, a Delaware limited liability company. As of September 30, 2026, the Company owned 91.2% of the outstanding common limited partnership units in the Operating Partnership (“OP Units”), with the remaining 8.8% owned by holders of long-term incentive plan units (“LTIP Units”) and third-party limited partners who contributed properties or services in exchange for OP Units.
Note 2 – Summary of Significant Accounting Policies
Basis of presentation
The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures required for annual consolidated financial statements have been condensed or excluded pursuant to such rules and regulations. Accordingly, these condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2025. In the opinion of management, all adjustments, consisting of normal and recurring adjustments, considered necessary for a fair presentation of the interim financial statements have been included. The results of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2026.
Principles of Consolidation
The accompanying condensed consolidated financial statements include the accounts of the Company, including the Operating Partnership, its wholly owned subsidiaries, and its equity investments in unconsolidated joint ventures. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company presents the unowned portion of any equity investment it consolidates as noncontrolling interest. Noncontrolling interest in the Company includes the LTIP Units that have been granted to directors, officers and affiliates of the Company and the OP Units held by third parties. Refer to Note 5 – “Equity” and Note 7 – “Stock-Based Compensation” for additional information regarding the OP Units and LTIP Units.
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
Use of Estimates
The preparation of the condensed consolidated financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and footnotes. Actual results could differ from those estimates. The Company’s most significant assumptions and estimates are related to the valuation of real estate, purchase price allocation of acquired assets, revenue recognition including the collectability of tenant and resident receivables, goodwill impairment testing, and asset impairment.
Cash and Cash Equivalents and Restricted Cash
The Company considers all demand deposits, cashier’s checks, money market accounts, and certificates of deposit with a maturity of three months or less to be cash equivalents. Amounts included in restricted cash represent certain security deposits received from tenants and residents, funds held by the Company related to certain tenant reimbursements, and other amounts restricted as to use under the terms of certain agreements. The following table provides a reconciliation of the Company’s cash and cash equivalents and restricted cash:

	As of September 30,
	2026	2025
Cash and cash equivalents	$13,451	$7,123
Restricted cash	2,448	2,717
Total cash and cash equivalents and restricted cash	$15,899	$9,840
Tenant and Resident Receivables, Net
Tenant receivables consist primarily of amounts due from tenants for contractual rent and tenant reimbursements for real estate taxes, insurance, and certain other operating expenses, and are accounted for in accordance with Accounting Standards Codification (“ASC”) Topic 842, Leases (“ASC 842”). Tenant receivables are primarily associated with the Company's Healthcare Real Estate segment. The Company evaluates the collectability of tenant receivables at each reporting date by monitoring the creditworthiness and liquidity of its tenants and assessing historical collection experience and current economic conditions. If the collection of substantially all lease payments is no longer considered probable, the Company ceases recognizing revenue on a straight-line basis and recognizes revenue only as cash is received.
Resident receivables consist primarily of amounts due from residents of the Company's seniors housing operating communities for monthly service fees, community fees, and ancillary services, and are accounted for in accordance with ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”). Resident receivables are recorded net of an allowance for expected credit losses estimated in accordance with ASC Topic 326, Financial Instruments — Credit Losses (“ASC 326”), using a current expected credit loss methodology that reflects historical loss experience, aging by payor category, current portfolio conditions, and reasonable and supportable forecasts of future economic conditions.
Revenue from residents is recognized only to the extent collection is probable; if collection is subsequently assessed as not probable, revenue recognition is limited to cash collected and any previously recognized amounts are reversed. For a full description of the Company's revenue recognition policy for SHOP resident fees and services, including collectability assessments, refer to the Revenue Recognition — SHOP subsection of this footnote.

As of September 30, 2026 and December 31, 2025, the aggregate reserve recorded against tenant and resident receivables was $350.
Real Estate Loans Receivable, Net
Real estate loans receivable totaling $4,385 as of September 30, 2026, consists primarily of two mezzanine loans. The Company did not have any real estate loans as of December 31, 2025. Each mezzanine loan is collateralized by an ownership interest in the respective borrower. Interest income on loans is recognized as earned based on the contractual terms of the loans, subject to evaluation of collectability risks, and is included in “Other income” on the Company's Condensed Consolidated Statements of Operations.
On a quarterly basis, the Company evaluates the collectability of its loan portfolio, including related interest income receivable, in accordance with ASC 326, and establishes a reserve for expected credit losses. The reserve for loan losses was insignificant as of September 30, 2026.

Deferred Assets
The deferred assets balance as of September 30, 2026 and December 31, 2025 was $22,206 and $28,907, respectively. The balance for both periods consisted primarily of deferred rent receivables resulting from the recognition of rental revenue on a straight-line basis over the terms of tenant leases with contractual lease payments in accordance with ASC 842.
Derivative Assets - Interest Rate Swaps
The derivative assets balance as of September 30, 2026 and December 31, 2025, was $21,386 and $6,102, respectively. In accordance with the Company’s risk management strategy, the purpose of the interest rate swaps is to manage interest rate risk for certain of the Company’s variable-rate debt. The interest rate swaps involve the Company’s receipt of variable-rate amounts from the counterparties in exchange for the Company making fixed-rate payments over the life of the agreements.
The Company accounts for derivative instruments in accordance with ASC Topic 815, Derivatives and Hedging, and records each swap as an asset or liability measured at fair value at each reporting period. The Company's interest rate swaps are designated and qualify as cash flow hedges. For derivatives qualifying as cash flow hedges, the effective portion of the change in fair value is recorded in accumulated other comprehensive income in the equity section of the Condensed Consolidated Balance Sheets and subsequently reclassified into earnings as interest expense in the period that the hedged forecasted transactions affect earnings. If specific hedge accounting criteria are not met, changes in fair value are recognized currently as an adjustment to net income. As of September 30, 2026 and December 31, 2025, all of the Company's interest rate swaps met the criteria for hedge accounting. Refer to Note 4 – “Credit Facility, Notes Payable and Derivative Instruments” for additional details.
Goodwill
The Company’s goodwill balance was $5,903 as of September 30, 2026 and December 31, 2025. Goodwill represents the excess of consideration paid over the fair value of underlying identifiable net assets of businesses acquired. Goodwill has an indefinite life and is not amortized. The Company tests goodwill for impairment at the reporting unit level on an annual basis, or more frequently if events or changes in circumstances indicate potential impairment. The Company has two reporting units.
Unconsolidated Joint Ventures
The Company accounts for its joint venture investments using the equity method. Under this method, the investment is initially recorded at cost and subsequently adjusted for the Company’s share of net income or loss, as well as any cash contributions or distributions. The net equity investment is included in the “Investment in unconsolidated joint ventures” line on the Condensed Consolidated Balance Sheets, and the Company’s share of net income or loss is included in “Equity income (loss) from unconsolidated joint ventures” on the Condensed Consolidated Statements of Operations. Distributions are classified as operating cash inflows to the extent of cumulative equity in earnings recognized, with any excess classified as investing cash inflows. The Company evaluates its equity method investments for impairment whenever events or changes in circumstances indicate that the carrying value of an investment may not be recoverable. An impairment loss is recognized when a decline in the fair value of an investment below its carrying value is determined to be other-than-temporary.
Heitman OM Joint Venture
In December 2024, the Company sold certain assets to a newly formed joint venture (the “Heitman OM Joint Venture”) between the Company, through its Operating Partnership, and Heitman Global Real Estate REIT LLC (“Heitman”) and their subsidiaries. The Company holds a 12.5% ownership interest in and serves as managing member of the Heitman OM Joint Venture, and Heitman holds the remaining 87.5% ownership interest. Heitman, through its voting interest, controls the Heitman OM Joint Venture. On June 10, 2026, the Heitman OM Joint Venture acquired an additional medical office building located near Minneapolis, Minnesota, for a purchase price of $10.3 million, with the Company contributing its 12.5% proportionate share of the purchase price in accordance with the joint venture agreement. As of September 30, 2026, the Heitman OM Joint Venture has obtained two mortgage loans with an aggregate principal balance of $22.9 million.

Maple Grove Active Adult Joint Venture
On January 6, 2026, the Company entered into a joint venture with a developer to facilitate the development of an active adult residential community near Minneapolis, Minnesota (the “Maple Grove Active Adult Joint Venture”). The Company invested $7.1 million for a 49% equity interest, with the developer retaining a 51% interest and serving as the managing member. The Maple Grove Active Adult Joint Venture obtained a construction loan with a principal balance of $31.0 million, of which $18.4 million was drawn on as of September 30, 2026.
Hudson Active Adult Joint Venture
On May 13, 2026, the Company entered into a joint venture with a developer to facilitate the development of an active adult residential community near Hudson, Wisconsin (the “Hudson Active Adult Joint Venture”). The Company invested $6.7 million for a 49% equity interest, with the developer retaining a 51% interest and serving as the managing member. The Hudson Active Adult Joint Venture obtained a construction loan with a principal balance of $26.0 million, none of which was drawn on as of September 30, 2026.
IRF Joint Venture
On June 29, 2026, the Company completed the sale of seven inpatient rehabilitation facilities (“IRFs”) to a newly formed joint venture (the “IRF Joint Venture”) between the Company, through its Operating Partnership, and a U.S. public pension fund (the “IRF JV Partner”). The portfolio was valued at an aggregate purchase price of $217 million. In connection with the transaction, the Company received net proceeds of $211.4 million, before funding its $16.3 million retained equity investment in the IRF Joint Venture, and recognized a gain on the sale of investment properties of $71.9 million. The IRF JV Partner acquired an 85% equity interest and controls the IRF Joint Venture through its voting interest, while the Company acquired a 15% equity interest, serves as manager of the joint venture, and continues to oversee asset management in exchange for a management fee. As of September 30, 2026, the IRF Joint Venture obtained a mortgage loan with a principal balance of $108.5 million.
Other Assets
Other assets consisted of the following as of September 30, 2026 and December 31, 2025.

	As of September 30, 2026	As of December 31, 2025
Right of use assets	$12,884	$13,102
Capitalized leasing commissions, net	7,165	7,784
Capitalized construction in process costs	7,867	2,551
Prepaid assets	2,620	1,539
Capitalized software costs and miscellaneous assets, net	264	308
Total other assets	$30,800	$25,284
Capitalized leasing commissions represent direct costs incurred in connection with executing tenant and resident lease agreements and are amortized on a straight-line basis over the related lease terms. Capitalized construction in process costs represent pre-development and development costs associated with the Company's seniors housing investment activities. Capitalized software costs represent internal-use software and are amortized over the estimated useful life of the software in accordance with ASC 350-40, Intangibles — Goodwill and Other — Internal-Use Software. Refer to Note 8 – “Leases” for additional details on right of use assets.
Other Liabilities
The other liabilities balance as of September 30, 2026 and December 31, 2025 was $19,811 and $19,410, respectively. The balance as of September 30, 2026 consisted of $13,292 for lease liabilities and $6,519 of prepaid rent received in advance from tenants and residents. The balance as of December 31, 2025 consisted of $13,438 for right of use liabilities and $5,972 of prepaid rent received in advance from tenants and residents. Refer to Note 8 – “Leases” for additional details on right of use liabilities.

Segment Reporting
During 2026, the Company expanded its investment strategy to include seniors housing communities operated through structures permitted under the REIT Investment Diversification and Empowerment Act of 2007 (commonly referred to as “RIDEA”) as permitted by the Housing and Economic Recovery Act of 2008. Through these arrangements, the Company participates in the operating results of qualified healthcare properties through taxable REIT subsidiaries (each, a “TRS”) rather than solely earning contractual rental income. Effective in the second quarter of 2026, the Company operated its business through two reportable operating segments: (i) Healthcare Real Estate, which consists primarily of healthcare facilities leased to physician groups and regional and national healthcare systems, and (ii) SHOP, which includes seniors housing communities, certain of which are operated through RIDEA structures.
The Company's Chief Executive Officer serves as the chief operating decision maker (“CODM”). The CODM evaluates operating performance and allocates resources primarily based on net operating income or loss by reportable segment, together with consolidated financial information, including net income or loss, liquidity, leverage, and capital availability. The CODM uses this information to assess performance and make decisions regarding the allocation of capital and other resources. There are no significant segment operating expenses that require disclosure other than the expense categories on the Company’s Condensed Consolidated Statements of Operations. See Note 10 – “Segment Information” for additional details.
Revenue Recognition
The Company generates revenue primarily from rental income from its outpatient medical and other properties and resident fee income from its SHOP communities.
Outpatient Medical and Other Rental Revenue
The Company’s outpatient medical and other rental revenue operations primarily consist of rental revenue earned from tenants under leasing arrangements that provide for minimum rent and, in certain cases, rent escalations. These leases have been accounted for as operating leases in accordance with ASC 842. For operating leases with contingent rental escalators, revenue is recorded based on the contractual cash rental payments due during the period. Revenue from leases with fixed annual rental escalators is recognized on a straight-line basis over the initial lease term when substantially all lease income, including the related straight-line rent receivable, is probable of collection. Recognizing rental income on a straight-line basis generally results in recognized revenues during the first half of a lease term exceeding the cash amounts contractually due from tenants, creating a straight-line rent receivable that is included in deferred assets on the Company’s Condensed Consolidated Balance Sheets. As of September 30, 2026 and December 31, 2025, straight-line rent receivables totaled $20.0 million and $28.7 million, respectively.
The Company exercises considerable judgment in the rental property revenue recognition process, including the treatment of the contractual rental stream and the determination of collectability. The Company monitors the liquidity and creditworthiness of its tenants and considers available operational performance measures, including sales and the aging of billed amounts, as well as other publicly available information regarding tenant financial condition, liquidity and capital resources, including declines in such conditions. If the Company determines that lease-related receivables are not probable of collection, rental revenue is recorded on a cash basis, which generally limits rental revenue to amounts received from the tenant. The corresponding tenant receivable and straight-line rent receivable are charged as a direct write-off against rental revenue in the period of the change in the collectability determination.
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
SHOP
Resident agreements include both housing and other service components and are short-term in nature, typically allowing for termination with 30 days' notice. The Company determined each agreement contains a lease component and nonlease service components. The Company has elected the practical expedient to account for the lease and non-lease components as a single component and concluded the services component is predominant, the timing and pattern of transfer are the same and the lease component, if accounted for separately, would be classified as an operating lease. Accordingly, the revenue from resident fees and services at the Company's SHOP communities is recognized in accordance with ASC 606.
The Company identifies each resident agreement as a contract with a customer and evaluates the distinct performance obligations contained therein, which generally include the provision of housing, personal care, and other services. Because these services are delivered continuously and concurrently, the Company has determined that they represent a single combined performance obligation satisfied over time. Accordingly, revenue from resident fees, including room and board, care services, ancillary charges, and other service fees, is recognized on a monthly basis as services are rendered, commencing upon the resident's move-in date or the date services begin.
Move-in fees are deferred and recognized on a straight-line basis over the estimated average length of a resident's stay, which represents the period over which the associated performance obligation is satisfied. Certain rent concessions and incentive arrangements are considered variable consideration under ASC 606 and are included in the transaction price to the extent it is probable that a significant reversal of cumulative revenue will not occur.
For communities structured under RIDEA, the applicable TRS contracts with the third-party operator and is the principal in the arrangement with residents, recognizing resident fee income and the related operating expenses of the community. The REIT generally leases the underlying real estate to the TRS pursuant to an intercompany lease arrangement; however, the related intercompany lease revenue and expense are eliminated in consolidation. Accordingly, consolidated revenues within the SHOP reportable segment reflect gross resident fee income and related service revenues generated by the communities, rather than rent from third-party operators.
Revenue is recognized only to the extent collection is probable. This assessment considers several qualitative and quantitative factors, including payment history, the resident's or responsible party's ability to satisfy contractual obligations, the value of any underlying deposit or collateral, and current economic conditions. If collection is subsequently assessed as not probable, revenue recognition is limited to cash collected, and any previously recognized revenue in excess of amounts received is reversed as a reduction of revenue. If collection is later reassessed as probable, revenue is adjusted to reflect the cumulative amount that would have been recognized had collection always been assessed as probable.
Severance and Transition Costs
During August 2026, due to our strategic shift towards SHOP communities, we entered into a separation agreement with one of our executives. For the three and nine months ended September 30, 2026, the Company recognized approximately $2.0 million for costs related to the separation agreement and transition, including $1.2 million related to current and future cash payments and $0.8 million in accelerated stock-based compensation expense. Severance and transition related costs are included in “General and administrative” expense in the Company’s Condensed Consolidated Statements of Operations. As of September 30, 2026, the remaining accrued liability for future cash payments of $1.0 million was included in “Accounts payable and accrued expenses” in the Company's Condensed Consolidated Balance Sheets.
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
In November 2025, the FASB issued ASU No. 2025-09, Derivatives and Hedging (Topic 815): Hedge Accounting Improvements (“ASU 2025-09”), which clarifies certain aspects of the guidance on hedge accounting and addresses several incremental hedge accounting issues arising from global reference rate reform. For public business entities, ASU 2025-09 is effective for fiscal years beginning after December 15, 2026, and interim periods within those fiscal years, with early adoption permitted. The Company is evaluating the impact of ASU 2025-09 on its consolidated financial statements, but does not expect it to have a material impact.
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
Note 3 – Property Portfolio
Summary of Properties Acquired and Sold During the Nine Months Ended September 30, 2026
During the nine months ended September 30, 2026, the Company completed two acquisitions of seniors housing communities, acquired one parcel of land for future seniors housing development, and disposed of eight properties, including the seven IRFs which were sold into the IRF Joint Venture.
On June 1, 2026, the Company completed the acquisition of The Landing Alexandria (“The Landing”), a 163-home, luxury seniors housing community located in Alexandria, Virginia, from affiliates of Silverstone Senior Living (“SSL”) for a purchase price of approximately $130 million. The Landing offers IL, AL and MC homes. For this acquisition, substantially all of the fair value was concentrated in a single identifiable asset or group of similar identifiable assets and, therefore, was accounted for as an asset acquisition. Accordingly, $1.0 million of transaction costs for this acquisition were capitalized.
On June 1, 2026, the Company completed the acquisition of The Riviera at Alexandria (“The Riviera”), a 129-home, luxury seniors housing community located in Alexandria, Virginia, from affiliates of SSL for a purchase price of approximately $119 million. The Riviera offers IL homes. For this acquisition, substantially all of the fair value was concentrated in a single identifiable asset or group of similar identifiable assets and, therefore, was accounted for as an asset acquisition. Accordingly, $0.9 million of transaction costs for this acquisition were capitalized. The Company operates The Landing and The Riviera as SHOP communities and one of its TRSs has engaged an affiliate of Greystone Communities to manage the day-to-day operations of the communities. Under this structure, the Company owns the real estate and participates directly in the operating results of the communities, including revenues and operating expenses, rather than receiving fixed lease payments from a third-party tenant.
On June 29, 2026, the Company sold seven IRFs to the IRF Joint Venture in connection with the formation of the joint venture for an aggregate purchase price of $217 million, received net proceeds of $211.4 million before funding its $16.3 million retained equity investment in the joint venture, and recognized a gain on the sale of investment properties of $71.9 million.
On August 3, 2026, the Company entered into an agreement to sell its surgical hospital in Beaumont, Texas for approximately $49 million. Subsequent to entering into this agreement, the Company and the buyer mutually agreed to terminate the purchase agreement.
On September 1, 2026, the Company acquired a parcel of land zoned for a seniors housing community located in Reston, Virginia (the “Reston Land Parcel”) for a purchase price of $15.4 million. This acquisition was accounted for as an asset acquisition. Accordingly, $0.2 million of transaction costs for this acquisition were capitalized.
On September 16, 2026, the Company sold an administrative asset located in Vernon, Connecticut, receiving gross proceeds of $1.9 million, resulting in a loss on sale of investment properties of $0.3 million.

A rollforward of the gross investment in land, building, improvements, and acquired lease intangible assets as of September 30, 2026 is as follows:

	Land	Building	Furniture, Fixtures, and Equipment	Site Improvements	Tenant Improvements	Acquired Lease Intangible Assets	Gross Investment in Real Estate
Balances as of December 31, 2025	$169,917	$1,072,124	$—	$25,741	$80,397	$144,573	$1,492,752
Facility Acquired – Date Acquired:
Landing Alexandria – 6/1/26	15,946	100,786	2,770	310	—	11,254	131,066
Riviera Alexandria – 6/1/26	11,171	104,924	3,166	338	—	287	119,886
Reston Land Parcel - 9/1/26	15,588	—	—	—	—	—	15,588
Capitalized costs (1)	—	4,315	29	547	2,290	—	7,181
Total Additions:	42,705	210,025	5,965	1,195	2,290	11,541	273,721
Facility Sold – Date Sold:
Mesa – 6/29/26 (2)	(3,018)	(15,790)	—	(602)	(475)	(2,465)	(22,350)
Surprise – 6/29/26 (2)	(1,738)	(18,737)	—	(263)	(4,119)	(3,861)	(28,718)
Las Vegas – 6/29/26 (2)	(2,479)	(15,277)	—	(244)	(2,205)	(2,297)	(22,502)
Oklahoma City – 6/29/26 (2)	(2,486)	(26,315)	—	(143)	(3,044)	(3,155)	(35,143)
Altoona – 6/29/26 (2)	(783)	(18,362)	—	(400)	(143)	(1,856)	(21,544)
Mechanicsburg – 6/29/26 (2)	(484)	(21,290)	—	(326)	(161)	(1,996)	(24,257)
Sherman – 6/29/26 (2)	(1,601)	(25,011)	—	—	(2,447)	—	(29,059)
Vernon – 9/16/26	(546)	(2,058)	—	—	—	—	(2,604)
Total Dispositions:	(13,135)	(142,840)	—	(1,978)	(12,594)	(15,630)	(186,177)
Impairment of investment properties	—	—	—	—	—	—	—
Balances as of September 30, 2026	$199,487	$1,139,309	$5,965	$24,958	$70,093	$140,484	$1,580,296
(1)Represents capital projects that were completed and placed in service during the nine months ended September 30, 2026 related to the Company’s existing facilities.
(2)These facilities were sold to the IRF Joint Venture in connection with its formation.

Depreciation expense was $11,025 and $33,555 for the three and nine months ended September 30, 2026, respectively, and $11,213 and $32,827 for the three and nine months ended September 30, 2025, respectively.
Real Estate Loans

On April 1, 2026, the Company originated a $3.0 million mezzanine loan secured by equity interests in an entity that owns an under-development medical facility located in Fort Myers, Florida, of which $3.0 million was drawn as of September 30, 2026. The medical facility is an on-campus outpatient surgical facility that is 100% pre-leased to an investment-grade tenant under a 15-year lease with no termination rights. The loan bears interest at a rate of 12.0% per annum, has an initial term of 24 months, and represents approximately 10% of the total project cost. In connection with the loan, the Company holds a right of first offer and right of first refusal with respect to a sale of the property, which are subject to the pre-leased tenant’s corresponding rights.

On July 28, 2026, the Company originated an approximately $2.2 million mezzanine loan secured by interests in an entity that owns an under-development medical facility in Daleville, Virginia, of which $1.3 million was drawn as of September 30, 2026. The medical facility is a two-story, approximately 40,000 square foot freestanding emergency department and medical office building that is 100% pre-leased to an investment-grade regional healthcare system under a 15-year lease. The loan bears interest at 12% per annum, has an initial term of 24 months and included a 2% origination fee, with completion and repayment supported by a corporate guaranty. In connection with the loan, the Company holds a right of first offer and right of first refusal with respect to a sale of the property, which are subject to the pre-leased tenant’s corresponding rights.
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
A rollforward of the gross investment in land, building, improvements, and acquired lease intangible assets as of December 31, 2025 is as follows:

	Land	Building	Furniture, Fixtures, and Equipment	Site Improvements	Tenant Improvements	Acquired Lease Intangible Assets	Gross Investment in Real Estate
Balances as of December 31, 2024	$174,300	$1,044,019	$—	$23,973	$69,679	$138,945	$1,450,916
Facility Acquired – Date Acquired:
Carondelet - 2/7/25	—	13,327	—	—	1,274	1,725	16,326
Silverbell - 2/7/25	—	8,482	—	—	973	1,368	10,823
Slippery Rock - 2/7/25	—	3,511	—	455	593	572	5,131
Clive - 4/1/25	—	11,400	—	507	1,595	2,218	15,720
Des Moines - 4/1/25	—	18,917	—	182	3,289	3,519	25,907
Capitalized costs(1)	—	5,927	—	1,226	5,008	—	12,161
Total Additions:	—	61,564	—	2,370	12,732	9,402	86,068
Facility Sold – Date Sold:
Derby - 2/18/25	(146)	(1,250)	—	(118)	(73)	(372)	(1,959)
Coos Bay - 3/19/25	(861)	(5,096)	—	(56)	(49)	(410)	(6,472)
Chipley - 4/30/25	(170)	(875)	—	(34)	(111)	(189)	(1,379)
2999 Germantown - 8/7/25	(253)	(1,593)	—	—	—	—	(1,846)
Aurora - 9/4/25	(339)	(2,345)	—	(308)	(603)	(2,680)	(6,275)
Memphis Exeter - 11/4/25	(232)	(1,912)	—	—	—	—	(2,144)
Melbourne - 12/30/25	(1,200)	(8,556)	—	(86)	(1,178)	(123)	(11,143)
Total Dispositions:	(3,201)	(21,627)	—	(602)	(2,014)	(3,774)	(31,218)
Impairment of investment properties(2)	(1,182)	(11,832)	—	—	—	—	(13,014)
Balances as of December 31, 2025	$169,917	$1,072,124	$—	$25,741	$80,397	$144,573	$1,492,752
(1)Represents capital projects that were completed and placed in service during the year ended December 31, 2025 related to the Company’s existing facilities.
(2)In August 2025, the Company entered into an agreement to sell its facility located in Aurora, Illinois, and recognized an impairment loss of $6.3 million to reduce the carrying value of the asset to its estimated fair value. The fair value was determined based on the contractual sales price, less commissions and fees, and the sale was completed in September 2025. In December 2025, the Company entered into an agreement to sell its facility located in Melbourne, Florida, and recognized an impairment loss of $6.7 million to reduce the carrying value of the asset to its estimated fair value. The fair value was determined based on the contractual sales price, less commissions and fees, and the sale was completed in December 2025.
Lease Intangible Assets and Liabilities
The following is a summary of the carrying amount of lease intangible assets and liabilities as of September 30, 2026 and December 31, 2025:

	As of September 30, 2026
	Cost	Accumulated Amortization	Net
Assets
In-place leases	$83,464	$(57,246)	$26,218
Above market leases	22,644	(16,347)	6,297
Leasing costs	34,376	(25,132)	9,244
	$140,484	$(98,725)	$41,759
Liability
Below market leases	$16,413	$(13,141)	$3,272

	As of December 31, 2025
	Cost	Accumulated Amortization	Net
Assets
In-place leases	$82,590	$(58,294)	$24,296
Above market leases	24,024	(15,258)	8,766
Leasing costs	37,959	(25,017)	12,942
	$144,573	$(98,569)	$46,004
Liability
Below market leases	$17,335	$(12,391)	$4,944
The following is a summary of the acquired lease intangible amortization for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Amortization expense related to in-place leases	$3,866	$2,423	$8,620	$7,232
Amortization expense related to leasing costs	$979	$1,113	$3,146	$3,350
Decrease in rental revenue related to above market leases	$626	$714	$2,050	$2,204
Increase in rental revenue related to below market leases	$(544)	$(601)	$(1,672)	$(1,699)
As of September 30, 2026, scheduled future aggregate net amortization of the acquired lease intangible assets and liabilities for each year ended December 31 is listed below:

	Net Decrease in Revenue	Net Increase in Expense
2026 (three months remaining)	$(37)	$4,138
2027	(357)	14,660
2028	(699)	8,845
2029	(751)	3,948
2030	(568)	1,537
Thereafter	(612)	2,335
Total	$(3,024)	$35,463
As of September 30, 2026, the weighted average amortization periods for asset lease intangibles and liability lease intangibles were 3.2 years and 1.7 years, respectively.
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
The Operating Partnership is subject to a number of financial covenants under the Credit Facility, including, among other things, the following as of the end of each fiscal quarter, (i) a maximum consolidated unsecured leverage ratio of less than 60%, (ii) a maximum consolidated secured leverage ratio of less than 30%, (iii) a maximum consolidated secured recourse leverage ratio of less than 10%, (iv) a minimum fixed charge coverage ratio of 1.50:1.00, (v) a minimum unsecured interest coverage ratio of 1.50:1.00, (vi) a maximum consolidated leverage ratio of less than 60%, and (vii) a minimum net worth of $595.6 million plus 75% of all net proceeds raised through equity offerings subsequent to September 30, 2025. As of September 30, 2026, we were in compliance with all of the financial and non-financial covenants contained in the Credit Facility.
The Company has entered into interest rate swaps to hedge its interest rate risk on the Term Loan A Tranches and Term Loan B through their respective maturities. For additional information related to the interest rate swaps, see the “Derivative Instruments - Interest Rate Swaps” section herein.
During the nine months ended September 30, 2026, the Company borrowed $269.1 million under the Credit Facility and repaid $263.3 million, for a net amount borrowed of $5.8 million. As of September 30, 2026, the Company had $231.0 million of available borrowing capacity under the Revolver. During the nine months ended September 30, 2025, the Company borrowed $115.4 million under the Credit Facility and repaid $40.3 million, for a net amount borrowed of $75.1 million. Interest expense incurred on the Credit Facility was $7.6 million, and $21.9 million for the three and nine months ended September 30, 2026, respectively, and $7.5 million, and $21.2 million for the three and nine months ended September 30, 2025, respectively.
As of September 30, 2026 and December 31, 2025, the Company had the following outstanding borrowings under the Credit Facility:

	September 30, 2026	December 31, 2025
Revolver	$169,000	$163,175
Term Loan A Tranches	350,000	350,000
Term Loan B	150,000	150,000
Credit Facility, gross	669,000	663,175
Less: Unamortized debt issuance costs	(8,322)	(10,476)
Credit Facility, net	$660,678	$652,699
Costs incurred related to the Credit Facility, net of accumulated amortization, are shown within the “Credit Facility, net of unamortized debt issuance costs” line item in the accompanying Condensed Consolidated Balance Sheets. Amortization expense incurred related to debt issuance costs was $657 and $2,171 for the three and nine months ended September 30, 2026, respectively, and $550 and $1,650 for the three and nine months ended September 30, 2025, respectively, and is included in the “Interest expense” line item in the accompanying Condensed Consolidated Statements of Operations.
Note Payable
The Company, through certain of its wholly owned subsidiaries, has assumed a loan in connection with its Toledo facility. As of September 30, 2026 and December 31, 2025, the outstanding balance on the Toledo loan was $1,037 and $1,153, respectively. The Toledo loan bears interest at an annual rate of 5.0%, and matures on July 30, 2033.

As of September 30, 2026, scheduled principal payments due for each year ended December 31 were as follows:

2026 (three months remaining)	$—
2027	124
2028	131
2029	139
2030	146
Thereafter	497
Total	$1,037
Senior Note Facility
On March 2, 2026, the Company entered into a Master Note and Guaranty Agreement (the “Senior Note Agreement”) with NYL Investors LLC and certain of its affiliates (collectively, the “Purchasers”). The Senior Note Agreement establishes an uncommitted senior unsecured note facility pursuant to which the Company may issue senior unsecured promissory notes (“Notes”) from time to time in one or more series to the Purchasers in an aggregate principal amount of up to $150 million. The Senior Note Agreement does not obligate the Purchasers to purchase any Notes, and each issuance is subject to the Purchasers’ discretion and satisfaction of customary conditions. Notes may be issued under the Senior Note Agreement during a period ending on the earliest of (i) the third anniversary of the effective date of the Senior Note Agreement, (ii) termination of the facility by either party upon written notice, (iii) termination following certain events of default, or (iv) acceleration of the Notes and termination of the facility. Notes issued under the Senior Note Agreement may have maturities of up to ten years and will bear interest at rates determined at the time of issuance based on spreads over U.S. Treasury securities. As of September 30, 2026, no Notes had been issued or were outstanding under the Senior Note Agreement.
Derivative Instruments - Interest Rate Swaps
As of September 30, 2026, the Company had 11 interest rate swaps outstanding that are used to manage its interest rate risk by fixing the SOFR component of its term loans through their maturities, consisting of four interest rate swaps related to Term Loan B and seven interest rate swaps related to the Term Loan A Tranches. The four interest rate swaps related to Term Loan B have a combined notional value of $150 million and fix the SOFR component on Term Loan B through January 2028 at 2.54%. The seven interest rate swaps related to the Term Loan A Tranches have a combined notional value of $350 million and fix the SOFR components on the Term Loan A Tranches at rates between 3.24% to 3.32% and have maturities in October 2029, October 2030, and April 2031.
The Company records the swaps either as an asset or a liability measured at its fair value at each reporting period. When hedge accounting is applied, the change in the fair value of derivatives designated and that qualify as cash flow hedges is (i) recorded in accumulated other comprehensive income in the equity section of the Company’s Condensed Consolidated Balance Sheets and (ii) subsequently reclassified into earnings as interest expense for the period that the hedged forecasted transactions affect earnings. If specific hedge accounting criteria are not met, changes in the Company’s derivative instruments’ fair value are recognized currently as an adjustment to net income. As of September 30, 2026 and December 31, 2025, all of the Company’s swaps met the criteria for hedge accounting.
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
The fair value of the Company’s interest rate swaps was an asset of $21,386 and $6,102 as of September 30, 2026 and December 31, 2025, respectively. The balances are included in the “Derivative assets” line item on the Company’s Condensed Consolidated Balance Sheets as of September 30, 2026 and December 31, 2025, respectively.

The table below details the components of the amounts presented on the accompanying Condensed Consolidated Statements of Comprehensive Income (Loss) recognized on the Company’s interest rate swaps designated as cash flow hedges for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Amount of (gain) loss recognized in other comprehensive income (loss)	$(11,248)	$(404)	$(19,767)	$1,249
Amount of gain reclassified from accumulated other comprehensive income into interest expense	760	3,333	4,483	9,897
Total change in accumulated other comprehensive (loss) income	$(10,488)	$2,929	$(15,284)	$11,146
During the next twelve months, the Company estimates that an additional $6,673 will be reclassified as a decrease to interest expense.
Weighted-Average Interest Rate and Term
The weighted average interest rate and term of the Company’s debt was 4.51% and 3.4 years, respectively, at September 30, 2026, compared to 3.74% and 4.1 years as of December 31, 2025.
Note 5 – Equity
In September 2025, the Company completed a one-for-five reverse stock split of its outstanding shares of common stock, with a corresponding adjustment to the outstanding partnership units of the Operating Partnership (the “Reverse Stock Split”). Unless otherwise noted, all common share and unit amounts shown herein are shown on a split-adjusted basis.
Preferred Stock
The Company’s charter authorizes the issuance of 10,000,000 shares of preferred stock, par value $0.001 per share. As of September 30, 2026 and December 31, 2025, there were 3,105,000 shares of Series A Cumulative Redeemable Preferred Stock (“Series A Preferred Stock”) issued and outstanding, 2,050,000 shares of Series B Cumulative Redeemable Preferred Stock (“Series B Preferred Stock”) issued and outstanding, and 1,000,000 shares and 0 shares, respectively, of Series C Convertible Cumulative Redeemable Preferred Stock (“Series C Convertible Preferred Stock”) issued and outstanding. Each of the Series A Preferred Stock and Series B Preferred Stock has a liquidation preference of $25 per share, and the Series C Convertible Preferred Stock has a liquidation preference of $100 per share.
Series A Preferred Stock
Series A Preferred Stock dividend activity for the nine months ended September 30, 2026 is summarized in the following table:

Declaration Date	Record Date	Payment Date	Quarterly Dividend		Dividends per Share

December 4, 2025	January 15, 2026	February 2, 2026	$1,455		$0.46875
February 25, 2026	April 15, 2026	April 30, 2026	$1,455		$0.46875
May 20, 2026	July 15, 2026	July 31, 2026	$1,455		$0.46875
August 18, 2026	October 15, 2026	November 2, 2026	$1,455	(1)	$0.46875
(1)Two months of this amount, equal to $970, was accrued at September 30, 2026.
The holders of the Series A Preferred Stock are entitled to receive dividend payments only when, as and if declared by the Board of Directors (the “Board”) (or a duly authorized committee of the Board). The Series A Preferred Stock dividends will accrue or be payable in cash from the original issue date, on a cumulative basis, quarterly in arrears on each dividend payment date at a fixed rate per annum equal to 7.50% of the liquidation preference of $25.00 per share

(equivalent to $1.875 per share on an annual basis). Dividends on the Series A Preferred Stock are cumulative and accrue whether or not (i) funds are legally available for the payment of those dividends, (ii) the Company has earnings or (iii) those dividends are declared by the Board. The Series A Preferred Stock may be partially or fully redeemed by the Company. The quarterly dividend payment dates on the Series A Preferred Stock are January 31, April 30, July 31 and October 31 of each year. During each of the nine-month periods ended September 30, 2026 and 2025, the Company paid preferred dividends on its Series A Preferred Stock of $4,366.
Series B Preferred Stock
Series B Preferred Stock dividend activity for the nine months ended September 30, 2026 is summarized in the following table:

Declaration Date	Record Date	Payment Date	Quarterly Dividend		Dividends per Share

December 4, 2025	January 15, 2026	February 2, 2026	$795		$0.388
February 25, 2026	April 15, 2026	April 30, 2026	$1,025		$0.500
May 20, 2026	July 15, 2026	July 31, 2026	$1,025		$0.500
August 18, 2026	October 15, 2026	November 2, 2026	$1,025	(1)	$0.500
(1)Two months of this amount, equal to $680, was accrued at September 30, 2026.
The holders of the Series B Preferred Stock are entitled to receive dividend payments only when, as and if declared by the Board (or a duly authorized committee of the Board). The Series B Preferred Stock dividends will accrue or be payable in cash from the original issue date, on a cumulative basis, quarterly in arrears on each dividend payment date at a fixed rate per annum equal to 8.00% of the liquidation preference of $25.00 per share (equivalent to $2.00 per share on an annual basis). Dividends on the Series B Preferred Stock are cumulative and accrue whether or not (i) funds are legally available for the payment of those dividends, (ii) the Company has earnings or (iii) those dividends are declared by the Board. The Series B Preferred Stock may be partially or fully redeemed by the Company beginning in November 2030. The quarterly dividend payment dates on the Series B Preferred Stock are January 31, April 30, July 31 and October 31 of each year. During the nine-month period ended September 30, 2026, the Company paid preferred dividends on its Series B Preferred Stock of $2,845. There were no Series B Preferred Stock shares issued and outstanding during the nine-month period ended September 30, 2025.
Series C Convertible Preferred Stock
On May 29, 2026 and June 2, 2026, the Company issued an aggregate of 1,000,000 shares of its Series C Convertible Preferred Stock, for aggregate gross proceeds of $100.0 million. The Series C Convertible Preferred Stock provides for cumulative dividends at a rate of 6.00% per annum, which increases to 8.00% on June 2, 2030 (the date that is four years after the date of last issuance) to the extent the Series C Convertible Preferred Stock is not redeemed or converted and increases by an additional 2.00% on each subsequent anniversary thereafter, up to a maximum of 12.00%, to the extent the Series C Convertible Preferred Stock is not redeemed or converted as of such anniversary dates. The Series C Convertible Preferred Stock is convertible into shares of the Company’s common stock at an initial conversion rate of 2.32558 shares of common stock per share of Series C Convertible Preferred Stock, which is based on an implied conversion price of $43.00 per share of common stock, subject to certain anti-dilution adjustments. Beginning on June 2, 2029 (the date that is three years after the date of last issuance), the Company also has the option to convert all, or any authorized denomination thereof, of the outstanding shares of Series C Convertible Preferred Stock into shares of the Company's common stock at the then-effective conversion rate if the volume-weighted average price of the Company's common stock exceeds 120% of the then-effective conversion price for 45 consecutive trading days. The Company may redeem the Series C Convertible Preferred Stock, in whole or in part, at its option on or after June 2, 2030 (the date that is four years after the date of last issuance), at a cash redemption price equal to the liquidation preference of $100 per share, plus accumulated and unpaid regular dividends, including any defaulted regular dividends. The Series C Convertible Preferred Stock generally has no voting rights, except for limited voting rights with respect to certain matters affecting its rights and preferences. In addition, upon issuance of the Series C Convertible Preferred Stock, the Company’s ability to make distributions with respect to, or redeem, purchase or acquire, or make liquidation payments on, any other shares of capital stock ranking junior to or on a parity with the Series C Convertible Preferred Stock became subject to certain restrictions in the event that the Company does not declare distributions on the Series C Convertible Preferred Stock during any distribution period.

The Company assessed the characteristics of the Series C Convertible Preferred Stock in accordance with the provisions of ASC Topic 480 – “Distinguishing Liabilities from Equity,” and concluded that the Series C Convertible Preferred Stock is classified as permanent equity.
Series C Convertible Preferred Stock dividend activity for the nine months ended September 30, 2026 is summarized in the following table:

Declaration Date	Record Date	Payment Date	Quarterly Dividend		Dividends per Share

June 29, 2026	June 15, 2026	June 30, 2026	$502	(1)	$0.50
August 18, 2026	September 15, 2026	September 30, 2026	$1,500		$1.50
(1)Represents initial dividend from May 29, 2026 (with respect to 700,000 shares) and June 2, 2026 (with respect to 300,000 shares) through June 29, 2026.
Dividends on the Series C Convertible Preferred Stock are cumulative and accrue whether or not (i) funds are legally available for the payment of those dividends, (ii) the Company has earnings or (iii) those dividends are declared by the Board. The Series C Convertible Preferred Stock may not be redeemed by the Company prior to the applicable redemption trigger date and may thereafter be partially or fully redeemed by the Company for cash, subject to the terms of the Articles Supplementary related to the Series C Convertible Preferred Stock. The quarterly dividend payment dates on the Series C Convertible Preferred Stock are March 31, June 30, September 30 and December 31 of each year. During the nine-month period ended September 30, 2026, the Company paid preferred dividends on its Series C Convertible Preferred Stock of $2,002. There were no Series C Convertible Preferred Stock shares issued and outstanding during the nine-month period ended September 30, 2025.
Common Stock
The Company had 100,000,000 authorized shares of common stock, $0.001 par value and as of September 30, 2026 and December 31, 2025, there were 13,246,683 and 13,234,830 outstanding shares of common stock, respectively.
Common stock dividend activity for the nine months ended September 30, 2026 is summarized in the following table:

Declaration Date	Record Date	Payment Date	Dividend Amount(1)(2)	Dividends per Share(3)

December 4, 2025	December 19, 2025	January 9, 2026	$10,839	$0.75
February 25, 2026	March 20, 2026	April 17, 2026	$3,619	$0.25
February 25, 2026	April 20, 2026	May 15, 2026	$3,620	$0.25
February 25, 2026	May 20, 2026	June 12, 2026	$3,623	$0.25
May 5, 2026	June 22, 2026	July 17, 2026	$2,319	$0.16
May 5, 2026	July 20, 2026	August 14, 2026	$2,319	$0.16
May 5, 2026	August 20, 2026	September 18, 2026	$2,323	$0.16
August 18, 2026	September 21, 2026	October 16, 2026	$2,323	$0.16
August 18, 2026	October 20, 2026	November 13, 2026	$2,323	$0.16
August 18, 2026	November 20, 2026	December 18, 2026	$2,323	$0.16
(1)Includes distributions on outstanding LTIP Units and OP Units.
(2)Dividend amounts for the October and November dividend record dates are estimated based on the outstanding shares of common stock and units as of September 30, 2026.
(3)On February 24, 2026, the Company’s Board of Directors approved a transition from a quarterly dividend to a monthly dividend. The dividend rate of $0.75 per share per quarter remained unchanged through the dividends paid on June 12, 2026.
During the nine months ended September 30, 2026 and 2025, the Company paid total dividends on its common stock, LTIP Units and OP Units in the aggregate amount of $28,762 and $41,393, respectively.

As of September 30, 2026 and December 31, 2025, the Company had accrued dividend balances of $308 and $216 for dividends payable on the aggregate annual and long-term LTIP Units that are subject to retroactive receipt of dividends on the amount of LTIP Units ultimately earned. During the nine months ended September 30, 2026, $192 of dividends were accrued and $100 of dividends were paid related to these units. During the nine months ended September 30, 2025, $114 of accrued dividends were reversed and $105 of dividends were paid related to these units.
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
Capital Raising Activity
In January 2024, the Company and the Operating Partnership implemented a $300 million “at-the-market” equity offering program, pursuant to which the Company may offer and sell (including through forward sales), from time to time, shares of its common stock (the “2024 ATM Program”). No shares were sold under the 2024 ATM Program during the nine months ended September 30, 2026. As of September 30, 2026, the Company has $288.0 million remaining available under the 2024 ATM Program.
In February 2026, the Company and the Operating Partnership implemented a $75 million “at-the-market” equity offering program, pursuant to which the Company may offer and sell (including through forward sales), from time-to-time, shares of its Series B Cumulative Redeemable Preferred Stock (the “2026 Series B Preferred ATM Program”). No shares were sold under the 2026 Series B Preferred ATM Program during the nine months ended September 30, 2026.
On May 29, 2026 and June 2, 2026, the Company issued an aggregate of 1,000,000 shares of its Series C Convertible Preferred Stock in a private placement for aggregate gross proceeds of $100 million.
Common Stock Repurchase Program
In August 2025, the Board approved a $50 million common stock repurchase program (the “Stock Repurchase Program”). Under the Stock Repurchase Program, the Company may purchase up to $50 million of its outstanding shares of common stock from time to time in the open market, including through block purchases, through privately negotiated transactions or pursuant to any Rule 10b5-1 trading plan, in accordance with applicable securities laws. The specific timing, price and size of purchases will depend on prevailing stock prices, general economic and market conditions and other considerations. The Stock Repurchase Program does not obligate the Company to repurchase any dollar amount or number of shares of its common stock and may be suspended or discontinued at any time. No shares were repurchased during the nine months ended September 30, 2026 and $44 million may yet be purchased under the Stock Repurchase Program. During the year ended December 31, 2025, 175,634 shares or approximately $6 million of the Company’s common stock were repurchased under the Stock Repurchase Program.
OP Units
Each OP Unit is redeemable for one share of the Company's common stock, or at the Company's election, an equivalent amount of cash, subject to adjustment in connection with certain capital transactions, including the Reverse Stock Split. During the nine months ended September 30, 2026, the Operating Partnership did not issue any OP Units and redeemed 8,853 OP Units for shares of the Company's common stock. During the year ended December 31, 2025, the Operating Partnership did not issue any OP Units and redeemed 5,000 OP Units for shares of the Company's common stock (adjusted to reflect the impact of the Reverse Stock Split).
The OP Unit value at issuance and redemption is based on the Company’s closing share price on the date of the respective transaction and is included as a component of noncontrolling interest equity in the Company’s Condensed Consolidated Balance Sheets as of September 30, 2026 and December 31, 2025. The Company has sufficient shares of common stock authorized pursuant to its charter to cover the redemption of outstanding OP Units.

Note 6 – Related Party Transactions
Amounts Paid to Silverstone Senior Living
As of July 16, 2026, Mr. Robert Zeiller was appointed as the Company’s Chief Development Officer and Head of Seniors Housing. From July 16, 2026 through September 30, 2026, Mr. Zeiller was party to a consulting agreement with, and was a director and minority owner of, SSL and its affiliate. Therefore, the Company considers any transactions between it and SSL from July 16, 2026 through September 30, 2026 as related party transactions.

Effective June 1, 2026, the Company and XRN TRS II, LLC entered into a consulting services agreement with SSL to provide asset management services, including oversight of third-party operators, for certain seniors housing communities. Under the agreement, XRN TRS II, LLC pays SSL a monthly consulting fee equal to the greater of $15 or 1.0% of Gross Revenues for each community, unless otherwise specified in the fee schedule, and reimburses SSL for reasonable, documented out-of-pocket expenses incurred in providing these services. From July 16, 2026 through September 30, 2026, the Company paid SSL an aggregate of $98 under this consulting services agreement.

On September 1, 2026, the Company acquired the Reston Land Parcel from an affiliate of SSL for a purchase price of approximately $15.4 million.

On October 1, 2026, the Company acquired The Pinnacle North Bethesda (“The Pinnacle”) from an affiliate of SSL for a purchase price of approximately $173 million.

Other Amounts due from Related Parties
The amounts due from related parties as of September 30, 2026 and December 31, 2025 were $169 and $162, respectively. These balances primarily consist of receivables from Joint Ventures for management fees earned by the Company and taxes paid on behalf of LTIP Unit and OP Unit holders that are reimbursable to the Company.

Note 7 – Stock-Based Compensation
2016 Equity Incentive Plan
The 2016 Equity Incentive Plan, as amended (the “Plan”), is intended to assist the Company and its affiliates in recruiting and retaining employees of the Company, members of the Board, executive officers of the Company, and individuals who provide services to the Company and its affiliates.
The Plan is intended to permit the grant of both qualified and non-qualified options and the grant of stock appreciation rights, restricted stock, unrestricted stock, awards of restricted stock units, performance awards and other equity-based awards (including LTIP Units). Based on the grants outstanding as of September 30, 2026, there were 258,093 shares of common stock that remain available to be granted under the Plan. Units subject to awards under the Plan that are forfeited, cancelled, lapsed, or otherwise expired (excluding shares withheld to satisfy exercise prices or tax withholding obligations) are available for grant.

Time-Based Grants
During the nine months ended September 30, 2026, the Company granted the following LTIP Units:

Date	Description	Number of Units Issued
February 24, 2026	Final awards under the 2025 Annual Incentive Plan	33,187
February 24, 2026	Time-based awards under the 2026 Long-Term Incentive Plan(1)	63,626
April 1, 2026	Discretionary grant	2,237
May 20, 2026	Annual awards to independent directors	12,191
July 16, 2026	Discretionary grant(2)	2,477
August 3, 2026	Discretionary grant(3)	24,278
September 7, 2026	Discretionary grant	1,355
(1)Time-based awards under the 2026 Long-Term Incentive Plan vest upon the third anniversary of the respective grant dates. Vesting may be accelerated under certain circumstances such as a “change-in-control” transaction or a “qualified termination” event.
(2)This award represents Long-Term Incentive Plan units granted to a newly hired executive as part of their employment arrangement, in lieu of 50% of the base salary the executive would otherwise have earned from their start date through December 31, 2026, in order to align the executive's interests with those of the Company's stockholders.
(3)These represent one-time employment inducement awards granted to newly hired executives as an inducement material to their entering into employment with the Company, in accordance with Section 303A.08 of the New York Stock Exchange Listed Company Manual and any other applicable rules or guidance of the New York Stock Exchange, and, accordingly, were granted outside of, and not pursuant to, the Plan.
A detail of the Company’s outstanding time-based LTIP Units as of September 30, 2026 is as follows:

Vested units	612,095
Unvested units	225,845
LTIP Units outstanding as of September 30, 2026	837,940
Performance-Based Awards
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
A detail of the Performance Awards under the 2024, 2025 and 2026 programs as of September 30, 2026 is as follows:

2024 Long-Term Awards	38,531
2025 Long-Term Awards	32,944
2026 Annual Awards(1)	48,548
2026 Long-Term Awards(2)	60,134
Total target Performance Awards as of September 30, 2026	180,157
Forfeitures(3)	(14,702)
Total Outstanding Performance Awards as of September 30, 2026	165,455
(1)Approved by the Board on February 24, 2026. The number of target LTIP Units was based on the average closing price of the Company’s common stock reported on the New York Stock Exchange over the 15 trading days preceding the award date.

(2)Approved by the Board on February 24, 2026. The number of target LTIP Units was based on the fair value of the Long-Term Awards as determined by an independent valuation consultant. See additional detail below.
(3)Represents target Performance Award LTIP Units forfeited and cancelled during the period as a result of employee terminations.
Annual Awards. The Annual Awards are subject to the terms and conditions of LTIP Annual Award Agreements between the Company and each grantee.
The Compensation Committee of the Board (the “Compensation Committee”) and the Board established performance goals for the year ending December 31, 2026, as set forth in the 2026 LTIP Annual Award Agreements (the “Performance Goals”) that will be used to determine the number of LTIP Units earned by each grantee. Cumulative stock-based compensation expense during the nine months ended September 30, 2026 reflects management’s estimate of the probability of the number of these awards that will be earned. As soon as reasonably practicable following the end of the performance period, the Compensation Committee and the Board will determine the extent to which the Company has achieved each of the Performance Goals (expressed as a percentage) and, based on such determination, will calculate the number of LTIP Units that each grantee is entitled to receive. Each grantee may earn up to 150% of the number of their target LTIP Units. Any 2026 Annual Award LTIP Units that are not earned will be forfeited and cancelled.
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
Long-Term Awards. The Long-Term Awards are subject to the terms and conditions of their related LTIP Long-Term Award Agreements between the Company and each grantee. The number of LTIP Units that each grantee earns under the LTIP Long-Term Award Agreements will be determined following the conclusion of a three-year performance period based on the Company’s (i) total stockholder return (“TSR”), which is determined based on a combination of appreciation in stock price and dividends paid during the performance period, and (ii) relative stockholder return (“RSR”), which is determined by comparing the Company’s TSR with the TSRs of the companies that comprise the Dow Jones U.S. Real Estate Health Care Index (the “Index”). Each grantee may earn up to 200% of the number of target LTIP Units covered by the grantee’s Long-Term Award. Any target LTIP Units that are not earned will be forfeited and cancelled. The number of LTIP Units earned under the Long-Term Awards will be determined as soon as reasonably practicable following the end of the applicable three-year performance period based on the Company’s TSR on an absolute basis (as to 50% of the Long-Term Award) and RSR (as to 50% of the Long-Term Award).
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
Stock Options
The Board has approved the grant of non-qualified stock options (the “Options”) to certain executive officers and employees of the Company pursuant to the Plan. The Options were granted as retention awards and are non-qualified stock options not intended to qualify as incentive stock options within the meaning of Section 422(b) of the Internal Revenue Code of 1986, as amended (the “Code”). Each Option entitles the holder to purchase one share of the Company's common stock at an exercise price set at a premium to the Fair Market Value of the Company's common stock (determined based on the closing price on the New York Stock Exchange) on the applicable grant date.
During the nine months ended September 30, 2026, the Company granted the following Options:

Grant Date	Number of Options Granted(1)	Exercise Price	Expiration Date
August 27, 2026	270,038	$60.00	August 27, 2036
(1)The number of Options granted includes 76,336 Options granted to newly hired executives as an inducement material to their entering into employment with the Company, in accordance with Section 303A.08 of the New York Stock Exchange Listed Company Manual and any other applicable rules or guidance of the New York Stock Exchange, and, accordingly, were granted outside of, and not pursuant to, the Plan.
Vesting. Options vest in three equal annual installments beginning on the first anniversary of the respective grant dates, subject to the grantee's continued service with the Company. Vesting may be accelerated under certain circumstances such as a “change-in-control” transaction or a “qualified termination” event. Unexercised Options expire ten years from the applicable grant date.
Exercise. Upon exercise, the aggregate exercise price may be paid in cash, by net settlement, or by such other method as the Compensation Committee may permit in accordance with the terms of the Plan.
A detail of the Company's outstanding Options as of September 30, 2026 is as follows:

	Number of Options	Weighted Average Exercise Price
Options outstanding, beginning of period	—	$—
Granted(1)	270,038	$60.00
Exercised(2)	—	$—
Forfeited / expired	—	$—
Options outstanding, end of period	270,038	$60.00

Options exercisable, end of period	—	$—
(1)The number of Options granted includes 76,336 Options granted to newly hired executives as an inducement material to their entering into employment with the Company, in accordance with Section 303A.08 of the New York Stock Exchange Listed Company Manual and any other applicable rules or guidance of the New York Stock Exchange, and, accordingly, were granted outside of, and not pursuant to, the Plan.
(2)No Options were exercised during the nine months ended September 30, 2026.
As of September 30, 2026, the weighted average remaining contractual term of Options outstanding was 10 years, none of the Options were exercisable, and the aggregate intrinsic value was zero.
Stock-Based Compensation Expense
Compensation expense for LTIP Unit grants, Annual Awards, Long-Term Awards, and Options is based on the grant date fair value of the respective units or awards, with no subsequent remeasurement required.
LTIP Units and Performance Awards. As the Long-Term Awards involve market-based performance conditions, the Company utilizes a Monte Carlo simulation to provide a grant date fair value for expense recognition. The Monte Carlo simulation is a generally accepted statistical technique used, in this instance, to simulate a range of possible future stock prices for the Company and the members of the Index over the Performance Periods. The purpose of this modeling is to use a probabilistic approach for estimating the fair value of the performance share award.
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
Below are details regarding certain of the assumptions for the Long-Term Awards using Monte Carlo simulations:

	2026 Long-Term Awards	2025 Long-Term Awards	2024 Long-Term Awards

Fair value	$36.96	$46.60	$46.85
Target awards	60,134	32,944	38,531
Volatility	32.3%	28.7%	28.1%
Risk-free rate	3.4%	4.0%	4.4%
Dividend assumption	reinvested	reinvested	reinvested
Expected term in years	3	3	3
Stock Options. The grant date fair value of the Options granted on August 27, 2026 is determined using a Monte Carlo simulation model, as the Options are path-dependent instruments under ASC Topic 718 due to their strike price being set at a premium (162.6%) to the grant date stock price. The significant assumptions used are described below. Compensation expense for Options is recognized on a straight-line basis over the requisite service period. The weighted average grant date fair value of Options granted during the nine months ended September 30, 2026 was $5.24 per option.
Below are details regarding certain of the assumptions used to determine the grant date fair value of Options granted during the nine months ended September 30, 2026:

Grant date fair value per option	$5.24
Exercise price	$60.00
Expected term in years	10
Expected volatility	34.5%
Risk-free rate	4.6%
Dividend yield	5.2%
As of September 30, 2026, total unrecognized compensation expense related to outstanding Options was approximately $1.3 million and is expected to be recognized over a weighted average remaining period of 2.9 years.
Total Stock-Based Compensation Expense. The Company incurred stock-based compensation expense of $2,392 and $4,999 for the three and nine months ended September 30, 2026, respectively, and $1,207 and $3,086 for the three and nine months ended September 30, 2025, respectively, related to the grants awarded under the Plan and employment inducement awards. Included in the incurred expense for the three and nine months ended September 30, 2026, is $0.8 million in accelerated stock-based compensation expense recognized pursuant to a separation agreement as described in Note 2 – Summary of Significant Accounting Policies. Stock-based compensation expense is included within “General and administrative” expense in the Company’s Condensed Consolidated Statements of Operations.

As of September 30, 2026, total unrecognized compensation expense related to all outstanding awards of approximately $8.6 million (including the $1.3 million related to Options noted above) is expected to be recognized over a weighted average remaining period of 2.2 years.
Note 8 – Leases
The Company operates as both a lessor and a lessee. As a lessor, the Company is required to apply ASC 842 to account for operating leases and other leases such as sales-type leases and direct financing leases. In addition, ASC 842 requires lessors to capitalize and amortize only incremental direct leasing costs. As a lessee, the Company is required to apply a dual approach, classifying leases, such as ground leases, as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase. This classification determines whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. ASC 842 also requires lessees to record a right of use asset and a lease liability for all leases with an initial term of greater than a year regardless of their classification. The Company has also elected the practical expedient not to recognize right of use assets and lease liabilities for leases with a term of a year or less.
Information as Lessor
As a lessor, the Company leases its facilities to tenants in exchange for fixed monthly payments that cover rent, property taxes, insurance and certain cost recoveries, primarily common area maintenance (“CAM”). The Company's leases are typically operating leases and generally have initial terms of approximately 5 to 15 years. Payments from the Company's tenants for CAM are considered nonlease components that are separated from lease components and are generally accounted for in accordance with the revenue recognition standard. However, the Company qualified for and elected the practical expedient related to combining components because the lease component is classified as an operating lease and the timing and pattern of transfer of CAM income, which is not the predominant component, is the same as the lease component, for all asset classes. As such, consideration for CAM is accounted for as part of the overall consideration in the lease. Payments from customers for property taxes and insurance are considered non-components of the lease and therefore no consideration is allocated to them as they do not transfer a good or service to the customer. Fixed contractual payments from the Company's leases are recognized on a straight-line basis over the terms of the respective leases. Straight-line rental revenue is commenced when the tenant assumes control of the leased premises. Accrued straight-line rents receivable represents the amount by which straight-line rental revenue exceeds rents currently billed in accordance with lease agreements. See Note 2 – “Summary of Significant Accounting Policies” for additional details.
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
Initial direct costs, primarily commissions related to the leasing of the Company's facilities, are capitalized when material as incurred. Capitalized leasing costs are amortized on a straight-line basis over the remaining useful life of the respective leases. All other costs to negotiate or arrange a lease are expensed as incurred. See Note 2 – “Summary of Significant Accounting Policies” for additional details.
Lease-related receivables, which include accounts receivable and accrued straight-line rents receivable, are reduced for credit losses, if applicable. The Company regularly evaluates the collectability of its lease-related receivables. The evaluation primarily consists of reviewing past due account balances and considering such factors as the credit quality of our tenant, historical trends of the tenant and changes in tenant payment terms. If the Company’s assumptions regarding the collectability of lease-related receivables prove incorrect, the Company could experience credit losses in excess of what was recognized in rental and other revenues.
The Company recognized $33,515 and $108,596 of rental revenue related to operating lease payments for the three and nine months ended September 30, 2026, respectively, and $37,036 and $109,510 of rental revenue related to operating lease payments for the three and nine months ended September 30, 2025, respectively. Of these amounts, $1,609 and $4,797 relate to variable rental revenue for the three and nine months ended September 30, 2026, respectively, and $1,774 and $5,595 relate to variable rental revenue for the three and nine months ended September 30, 2025, respectively.

The aggregate annual cash to be received by the Company on the noncancelable operating leases related to its portfolio as of September 30, 2026 is as follows for the subsequent years ended December 31 (in thousands):

2026 (three months remaining)	$27,252
2027	104,317
2028	96,103
2029	80,774
2030	57,094
Thereafter	174,267
Total	$539,807
Information as Lessee
As of September 30, 2026, the Company has 12 buildings located on land that is subject to ground leases with a weighted average remaining term of approximately 43 years. Rental payments on these leases are adjusted periodically based on either the CPI or on a pre-determined schedule. The monthly payments on a pre-determined schedule are recognized on a straight-line basis over the terms of the respective leases. Changes in the CPI are not estimated as part of our measurement of straight-line rental expense. Some of the Company’s ground leases contain extension options and, where we determined it was reasonably certain that an extension would occur, they were included in our calculation of the right of use asset and liability. The Company recognized approximately $101 and $301 of ground lease expense during the three and nine months ended September 30, 2026, respectively, of which $69 and $227 was paid in cash. The Company recognized approximately $100 and $256 of ground lease expense during the three and nine months ended September 30, 2025, respectively, of which $99 and $233 was paid in cash. The Company incurred interest expense of $70 and $204 from ground leases that were classified as financing leases for the three and nine months ended September 30, 2026, respectively, and $67 and $136 from ground leases that were classified as financing leases for the three and nine months ended September 30, 2025, respectively.

The following table sets forth the undiscounted cash flows of scheduled obligations for future lease payments on operating ground leases at September 30, 2026, and a reconciliation of those cash flows to the operating lease liability as of September 30, 2026 (in thousands):

2026 (three months remaining)	$299
2027	1,212
2028	1,221
2029	1,238
2030	1,211
Thereafter	25,989
Total	31,170
Discount	(17,878)
Lease liability	$13,292
Tenant Concentration
During the nine months ended September 30, 2026, the Company’s rental revenues were derived from 181 healthcare facilities, primarily outpatient medical facilities, and two SHOP communities with no single tenant or resident exceeding 10% of the Company’s rental revenue.
Note 9 – Commitments and Contingencies
Litigation
The Company is not presently subject to any material litigation nor, to its knowledge, is any material litigation threatened against the Company, which if determined unfavorably to the Company, would have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

SHOP Operations
The Company participates directly in the operating results of its seniors housing communities through its SHOP segment, where it owns the real estate and engages third-party managers to operate the communities on its behalf under management agreements. The Company generally holds applicable healthcare licenses and enrolls in applicable government healthcare programs on behalf of the communities, and is ultimately responsible for the operational liabilities of those communities, including potential professional and general liability claims, employment-related claims, and regulatory proceedings, except to the extent such liabilities arise from the gross negligence, fraud, or willful misconduct of the applicable manager or sub-manager. The Company maintains insurance coverage it believes to be adequate to manage its exposure to such risks; however, certain claims may exceed the limits of, or fall outside the scope of, the Company's insurance coverage. As of September 30, 2026, no such claims were pending that the Company believed would have a material adverse effect on its financial position, results of operations, or cash flows.
Tenant Bankruptcy

On January 20, 2026, White Rock Medical Center LLC, filed for Chapter 11 bankruptcy protection under the United States Bankruptcy Code. At the time of its bankruptcy filing, White Rock operated two hospitals in Texas, including the White Rock Medical Center in Dallas, Texas, an acute-care hospital owned by the Company where White Rock is the sole tenant and has been operating the hospital since October 2023. There are 12 years remaining on this lease. According to the filed bankruptcy documents, the primary reason for the bankruptcy is a dispute with the former operator of the facility related to amounts due to the former operator. Accordingly, White Rock plans to (i) restructure indebtedness related to its purchase of the hospital operations at the White Rock Medical Center and a related transition services agreement and (ii) sell its hospital operations to a third party, with the goal of stabilizing its operations and maximizing value to its stakeholders. As a means of assisting White Rock in its stabilization efforts, the Company has funded annual property tax obligations due under the lease and accepted reduced monthly payments. On September 21, 2026, the bankruptcy court approved White Rock's plan of reorganization, which included affirming our leases. In connection with the lease affirmations, the Company agreed to a cure amount of approximately $2.6 million, payable over time from available cash generated by hospital operations, with any remaining balance due no later than five years following the effective date.
Environmental Matters
The Company follows a policy of monitoring its properties for the presence of hazardous or toxic substances, including both the properties comprising the medical office portfolio and the Company's SHOP communities. While there can be no assurance that a material environmental liability does not exist at its properties, the Company is not currently aware of any environmental liability with respect to its properties that would have a material effect on its financial position, results of operations, or cash flows. Additionally, the Company is not aware of any material environmental liability or any unasserted claim or assessment with respect to an environmental liability that management believes would require additional disclosure or the recording of a loss contingency.
Capital Improvement Commitments
As of September 30, 2026, the Company had aggregate capital improvement commitments and obligations to improve, expand, and maintain its existing facilities of approximately $28.0 million, of which approximately $15.5 million is expected to be funded within the next twelve months. Many of these amounts are subject to contingencies that make it difficult to predict when they will be utilized, if at all.
Real Estate Loan Commitments
As of September 30, 2026, the Company had two committed mezzanine loan facilities with aggregate maximum principal commitments of approximately $5.2 million, of which $4.3 million had been funded. The unfunded commitments as of September 30, 2026 were approximately $0.9 million in the aggregate. These loans are collateralized by equity interests in entities that own under-development medical facilities that are 100% pre-leased to investment-grade tenants. The Company is obligated to fund the remaining unfunded commitments subject to the satisfaction of customary draw conditions under each loan agreement. Refer to Note 3 – “Property Portfolio” for additional details.

Note 10 – Segment Information
The Company operates its business through two reportable segments: Healthcare Real Estate and SHOP. The Healthcare Real Estate segment consists of the Company's outpatient medical buildings and other healthcare properties, which are aggregated in accordance with ASC 280-10-50-11 based on similar economic characteristics, comparable long-term financial performance, and shared operating attributes including lease-based revenue streams (accounted for under ASC 842), similar tenant customer bases and regulatory environments, and consistent capital allocation approaches. The SHOP segment consists of seniors housing communities run by third-party operators under RIDEA-compliant management agreements pursuant to which the Company (through one or more taxable REIT subsidiaries) recognizes the operating results of the communities as resident fees and services under ASC 606. The Company has one IL facility that is not structured under a RIDEA arrangement. This property is held through a taxable REIT subsidiary, or TRS, which manages the property, and the property is sub-managed by an eligible independent contractor.
The Company's CODM is its Chief Executive Officer. The CODM evaluates the operating performance of the Company's reportable segments and makes resource allocation decisions based primarily on Segment Net Operating Income (“Segment NOI”). Segment NOI is defined as total segment revenues less property-level operating expenses attributable to the segment. Segment NOI excludes general and administrative expenses, depreciation and amortization, interest expense, gains and losses on sales of real estate, transaction-related costs, impairments, and other corporate-level or non-property-level items. The significant segment expense category regularly provided to and reviewed by the CODM at the segment level is property-level operating expenses, which is presented separately in the segment NOI tables below. No other segment-level expense categories are regularly provided to or reviewed by the CODM for purposes of evaluating segment performance or allocating resources.
The Company's SHOP segment was established during the second quarter of 2026 in connection with the Company's strategic transition to acquiring seniors housing communities. The Company did not own any seniors housing communities during the 2025 periods presented; accordingly, the 2025 SHOP amounts in the tables below reflect no activity.
Total assets by reportable segment are not disclosed, as the CODM does not receive or utilize segment-level asset information to evaluate business performance or allocate resources. In accordance with ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, the Company has disclosed above the significant segment expense category regularly provided to the CODM. There are no additional segment-level expense categories that are regularly provided to the CODM beyond those disclosed herein.

Segment NOI by Reportable Segment and Reconciliation to Consolidated Net Income
Summary information by reportable segment for the three and nine months ended September 30, 2026 is as follows:

	Three Months Ended September 30, 2026
(in thousands)	Healthcare Real Estate	SHOP	Total
Revenues:
Rental revenue	$33,515	$—	$33,515
Resident fees and services	—	6,239	6,239
Other income	581	—	581
Total revenue	$34,096	$6,239	$40,335

Property level expenses	(8,592)	(5,543)	(14,135)
NOI	$25,504	$696	$26,200

General and administrative expenses			(7,704)
Depreciation expense			(11,025)
Amortization expense			(5,144)
Interest expense			(8,308)
Loss on sale of investment properties			(259)
Equity in earnings of unconsolidated joint ventures			505
Net loss			$(5,735)

	Nine Months Ended September 30, 2026
(in thousands)	Healthcare Real Estate	SHOP	Total
Revenues:
Rental revenue	$108,596	$—	$108,596
Resident fees and services	—	8,080	8,080
Other income	1,470	—	1,470
Total revenue	$110,066	$8,080	$118,146

Property level expenses	(26,301)	(7,118)	(33,419)
NOI	$83,765	$962	$84,727

General and administrative expenses			(18,014)
Depreciation expense			(33,555)
Amortization expense			(12,717)
Interest expense			(24,347)
Gain on sale of investment properties			71,622
Equity in earnings of unconsolidated joint ventures			484
Net income			$68,200

Summary information by reportable segment for the three and nine months ended September 30, 2025 is as follows:

	Three Months Ended September 30, 2025
(in thousands)	Healthcare Real Estate	SHOP	Total
Revenues:
Rental revenue	$37,036	$—	$37,036
Resident fees and services	—	—	—
Other income	193	—	193
Total revenue	$37,229	$—	$37,229

Property level expenses	(8,224)	—	(8,224)
NOI	$29,005	$—	$29,005

General and administrative expenses			(4,860)
Depreciation expense			(11,213)
Amortization expense			(3,795)
Interest expense			(8,175)
Gain on sale of investment properties			294
Impairment of investment property			(6,281)
Equity in earnings of unconsolidated joint ventures			(33)
Net loss			$(5,058)

	Nine Months Ended September 30, 2025
(in thousands)	Healthcare Real Estate	SHOP	Total
Revenues:
Rental revenue	$109,510	$—	$109,510
Resident fees and services	—	—	—
Other income	306	—	306
Total revenue	$109,816	$—	$109,816

Property level expenses	(24,025)	—	(24,025)
NOI	$85,791	$—	$85,791

General and administrative expenses			(14,505)
Depreciation expense			(32,827)
Amortization expense			(11,299)
Interest expense			(23,351)
Gain on sale of investment properties			1,859
Impairment of investment property			(6,281)
Equity in earnings of unconsolidated joint ventures			(123)
Net loss			$(736)
Concentration of Revenue
For the three and nine months ended September 30, 2026, properties operated by Greystone Communities represented 100% of SHOP segment revenues. No other single tenant, operator, or manager represented 10% or more of consolidated total revenues for the periods presented. The Company's SHOP communities are currently concentrated in the Washington, D.C. metropolitan area; accordingly, the Company's SHOP segment revenues may be disproportionately affected by economic, regulatory, or competitive conditions in that market. All of the Company's revenues for each of the periods presented were derived from properties located in the United States.
Note 11 – Income Taxes
The Company qualifies as a REIT under Sections 856 through 860 of the Code. As such, the Company is generally not taxed on income that is distributed to its stockholders. To maintain its REIT qualification, the Company must distribute at least 90% of its REIT taxable income (determined without regard to the dividends paid deduction and by excluding any net capital gain) to its stockholders each year. As a REIT, the Company is generally not subject to federal corporate income tax on the portion of its taxable income that is distributed to stockholders.
The Company conducts certain of its operations through one or more TRS. Under the RIDEA structure permitted by the Code, a REIT may lease a “qualified healthcare property” on an arm's-length basis to a TRS, provided the property is operated on behalf of the TRS by an eligible independent contractor. The Company operates its RIDEA-structured SHOP communities through TRS entities, and the resident fees and services revenue and related operating expenses of those communities are recognized in the Company's Condensed Consolidated Statements of Operations and are subject to federal, state and local income taxes at the TRS level. The Company also holds one IL facility through a TRS that is not structured under a RIDEA arrangement; the TRS manages the facility directly and has engaged an eligible independent contractor as sub-manager. Taxable income generated by each TRS is subject to federal and state income taxes, as applicable.
Our provision for income taxes for the three and nine months ended September 30, 2026 was insignificant. Deferred tax assets and liabilities arising from TRS operations were not material as of September 30, 2026.
The Company evaluates its tax positions in accordance with ASC Topic 740, Income Taxes, and recognizes a tax benefit only if it is more likely than not that the position will be sustained upon examination. As of September 30, 2026, the Company has not identified any uncertain tax positions that would have a material effect on its financial position, results of operations, or cash flows, and does not expect any significant change in its uncertain tax positions within the next twelve months.
Note 12 – Subsequent Events
The Pinnacle Acquisition
On October 1, 2026, the Company completed the acquisition of The Pinnacle, a newly constructed, 175-home luxury seniors housing community located in North Bethesda, Maryland, from an affiliate of SSL for a purchase price of approximately $173 million. The Pinnacle offers IL, AL, and MC homes, together with ground floor retail. The Company operates The Pinnacle as a SHOP community and has engaged Greystone Communities to manage the day-to-day operations of the community. The acquisition was funded using borrowings under the Company's Credit Facility. See Note 6 – “Related Party Transactions” for further discussion of the Company's relationship with SSL.
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
Forward-looking statements involve numerous risks and uncertainties and you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data or methods which may be incorrect or imprecise and we may not be able to realize them. We do not guarantee that the transactions and events described will happen as described (or that they will happen at all). The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:
•difficulties in identifying healthcare and seniors housing facilities to acquire (due to increased cost of capital, competition or otherwise) and completing such acquisitions;
•defaults on or non-renewal of leases by tenants;
•our ability to collect rents;
•increases in interest rates and increased operating costs;
•our seniors housing operating portfolio (“SHOP”) segment may expose us to various operational risks, liabilities and claims;
•our ability to renew our management agreements with our SHOP managers on as favorable terms or at all, and our ability when necessary, to effectively and efficiently transition a SHOP community to a new manager;
•our ability to successfully re-align our portfolio in connection with the expansion of our investment strategy to focus primarily on seniors housing properties;
•macroeconomic and geopolitical factors, including, but not limited to, inflationary pressures, tariffs and international trade policies, elevated interest rates, distress in the banking sector, global supply chain disruptions and ongoing geopolitical conflicts and war;
•changes in current healthcare and healthcare real estate trends and costs, including wage inflation;
•an epidemic or pandemic (such as the COVID-19 epidemic), and the measures that international, federal, state and local governments, agencies, law enforcement and/or health authorities implement to address it;
•our ability to satisfy the covenants in our existing and any future debt agreements;
•our ability to refinance our existing debt when needed or on favorable terms;
•decreased rental rates or increased vacancy rates, including expected rent levels on acquired properties;
•adverse economic or real estate conditions or developments, either nationally or in the markets in which our facilities are located;
•our failure to generate sufficient cash flows to service our outstanding obligations;
•our ability to satisfy our short and long-term liquidity requirements;
•our ability to deploy the debt and equity capital we raise;

•our ability to hedge our interest rate risk;
•our ability to raise additional equity and debt capital on attractive terms or at all;
•our ability to make distributions on shares of our common and preferred stock or to redeem our preferred stock;
•expectations regarding the timing and/or completion of any acquisition;
•expectations regarding the timing and/or completion of dispositions, and the expected use of proceeds therefrom;
•our use of joint ventures may limit our returns on and our flexibility with jointly-owned investments;
•risks associated with our development joint ventures, including construction delays, cost overruns, inability to obtain necessary permits or financing, and the risk that completed developments may not achieve projected occupancy or financial returns;
•general volatility of the market price of our common and preferred stock;
•changes in our business or our investment or financing strategy;
•our dependence upon key personnel, whose continued service is not guaranteed;
•our ability to identify, hire and retain highly qualified personnel in the future;
•the degree and nature of our competition;
•changes in healthcare laws, governmental regulations, tax laws and similar matters;
•changes in expected trends in Medicare, Medicaid and commercial insurance reimbursement trends, including changes in Medicaid reimbursement rates pursuant to the One Big Beautiful Bill Act (the “OBBBA”);
•competition for investment opportunities;
•our failure to achieve the anticipated benefits from, and effectively integrate, our completed or anticipated acquisitions and investments;
•our expected capital and tenant improvement expenditures;
•changes in accounting policies generally accepted in the United States of America (“GAAP”);
•lack of, or insufficient amounts of, insurance;
•other factors affecting the real estate industry generally;
•changes in the tax treatment of our distributions;
•our failure to maintain our qualification as a real estate investment trust (“REIT”) for U.S. federal income tax purposes;
•our ability to qualify for the safe harbor from the 100% prohibited transactions tax under the REIT rules with respect to our property dispositions; and
•limitations imposed on our business due to, and our ability to satisfy, complex rules relating to REIT qualification for U.S. federal income tax purposes.
See Item 1A. Risk Factors in our 2025 Annual Report and Item 1A. Risk Factors in this Quarterly Report on Form 10-Q for further discussion of these and other risks, as well as the risks, uncertainties and other factors discussed in this Report and identified in other documents we may file with the SEC from time to time. You should carefully consider these risks before making any investment decisions in our company. New risks and uncertainties may also emerge from time to time that could materially and adversely affect us. While forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance. We disclaim any obligation to update or revise any forward-looking statement to reflect changes in underlying assumptions or factors, new information, data or methods, future events or other changes after the date of this Report, except as required by applicable law. You should not place undue reliance on any forward-looking statements that are based on information currently available to us or the third parties making the forward-looking statements.
Overview
Chiron Real Estate Inc. (the “Company”) is a Maryland corporation and internally managed REIT that owns (i) healthcare facilities leased to physician groups and regional and national healthcare systems and (ii) seniors housing communities. The Company’s seniors housing portfolio includes independent living communities (“IL”), assisted living communities (“AL”), memory care communities (“MC”), and development financing investments in active adult communities. As of September 30, 2026, the Company's gross investment portfolio consisted of 81% healthcare facilities, primarily outpatient medical facilities, 17% SHOP communities, and 2% unconsolidated joint ventures and other investments.
The Company holds its facilities and conducts its operations through a Delaware limited partnership subsidiary, Chiron Real Estate LP (the “Operating Partnership”). The Company serves as the sole general partner of the Operating Partnership through a wholly owned subsidiary of the Company, Chiron Real Estate GP LLC, a Delaware limited liability company. As of September 30, 2026, the Company owned 91.2% of the outstanding common limited partnership units in the Operating Partnership (“OP Units”), with the remaining 8.8% owned by holders of long-term incentive plan units (“LTIP Units”) and third-party limited partners who contributed properties or services in exchange for OP Units.
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
Business Overview and Strategy
Chiron Real Estate Inc. has made a strategic decision to transition its business from a healthcare real estate company to a seniors housing REIT focused on operating communities through RIDEA-compliant structures. Under a RIDEA structure, the Company participates directly in the operating results of its seniors housing communities through taxable REIT subsidiaries, recognizing both the revenues and operating expenses of the communities rather than receiving fixed lease payments from a third-party tenant. We believe this investment model provides greater long-term upside participation, deeper operational alignment with our operators, and exposure to the compelling demographic trends driving demand for high-quality seniors housing.
We are focused on investing in seniors housing communities, including IL, AL, MC, and active adult communities, in affluent, high-barrier markets with favorable supply-demand dynamics and demographic tailwinds from an aging population. Our current SHOP communities are concentrated in the Washington, D.C. metropolitan area and under the management of Greystone Communities, a leading seniors housing operator. We intend to expand our SHOP segment through acquisitions of stabilized and lease-up communities, ground-up development through joint ventures, and strategic partnerships with high-quality operators in target markets.
We have equity interests in four unconsolidated joint ventures as of September 30, 2026, each as described below under “2026 Investment Activity - Joint Ventures”: (i) the IRF Joint Venture, in which we hold a 15% interest and provide asset management services following the June 2026 sale of our IRF Portfolio; (ii) the Heitman OM Joint Venture, in which we hold a 12.5% interest in a medical office portfolio controlled by Heitman; (iii) the Maple Grove Active Adult Joint Venture, in which we hold a 49% interest in a development-stage active adult community near Minneapolis, Minnesota; and (iv) the Hudson Active Adult Joint Venture, in which we hold a 49% interest in a development-stage active adult community near Hudson, Wisconsin. We intend to utilize the cash flows and management fees from these JVs to support our seniors housing growth strategy.
Our goals are to provide stockholders with (i) sustainable dividends supported by growing SHOP cash flows and (ii) long-term stock price appreciation driven by portfolio growth, operational improvements, and the demographic tailwinds benefiting the seniors housing sector.
Our Properties
As of September 30, 2026, we had gross investments of approximately $1.6 billion in real estate, consisting of 181 healthcare facilities, primarily outpatient medical facilities, with an aggregate of approximately 4.6 million leasable square feet, and 2 SHOP communities, with an aggregate of 292 homes.
2026 Investment Activity
Acquired Properties
On June 1, 2026, the Company completed the acquisition of The Landing Alexandria (“The Landing”), a 163-home, luxury seniors housing community located in Alexandria, Virginia, from affiliates of Silverstone Senior Living (“SSL”) for a purchase price of approximately $130 million. The Landing has operated since May 2022 and offers IL, AL and MC homes.
On June 1, 2026, the Company completed the acquisition of The Riviera at Alexandria (“The Riviera”), a 129-home, luxury seniors housing community located in Alexandria, Virginia, from affiliates of SSL for a purchase price of approximately $119 million. The Riviera is a newly developed IL community that opened in March 2026 and remains in lease-up. The Company operates The Landing and The Riviera as SHOP communities and one of its TRSs has engaged an affiliate of Greystone Communities to manage the day-to-day operations of the communities. Under this structure, the Company owns the real estate and participates directly in the operating results of the communities, including revenues and operating expenses, rather than receiving fixed lease payments from a third-party tenant.
On September 1, 2026, the Company acquired a parcel of land zoned for a seniors housing community located in Reston, Virginia for a purchase price of approximately $15.4 million.
On October 1, 2026, the Company completed the acquisition of The Pinnacle North Bethesda (“The Pinnacle”), a newly constructed, 175-home luxury seniors housing community located in North Bethesda, Maryland, from an affiliate of SSL for a purchase price of approximately $173 million. The Pinnacle offers IL, AL, and MC homes, together with ground floor retail. The Company operates The Pinnacle as a SHOP community and has engaged Greystone Communities to manage the day-to-day operations of the community. The acquisition was funded using borrowings under the Company's Credit Facility.
Joint Ventures
On January 6, 2026, the Company entered into a joint venture with a developer to facilitate the development of a 132-home, active adult residential community in a suburb of Minneapolis, Minnesota (the “Maple Grove Active Adult Joint Venture”). We invested $7.1 million for a 49% equity interest in the Maple Grove Active Adult Joint Venture, with the developer retaining a 51% interest. The Maple Grove Active Adult Joint Venture entered into a construction loan with a principal balance of $31.0 million, of which $18.4 million was drawn on as of September 30, 2026. The developer is serving as the managing member of the Maple Grove Active Adult Joint Venture.
On May 13, 2026, the Company entered into a joint venture with a developer to facilitate the development of an active adult residential community near Hudson, Wisconsin (the “Hudson Active Adult Joint Venture”). The Company invested $6.7 million for a 49% equity interest, with the developer retaining a 51% interest and serving as the managing member. The Hudson Active Adult Joint Venture obtained a construction loan with a principal balance of $26.0 million, none of which was drawn on as of September 30, 2026.
On June 10, 2026, the Heitman OM Joint Venture acquired an additional medical office building located near Minneapolis, Minnesota, for a purchase price of $10.3 million, with the Company contributing its 12.5% proportionate share of the purchase price in accordance with the joint venture agreement. As of September 30, 2026, the Heitman OM

Joint Venture has obtained two mortgage loans with an aggregate principal balance of $22.9 million, all of which was drawn as of September 30, 2026.
On June 29, 2026, the Company completed the sale of seven inpatient rehabilitation facilities (“IRFs”) to a newly formed joint venture (the “IRF Joint Venture”) between the Company, through its Operating Partnership, and a U.S. public pension fund (the “IRF JV Partner”). The portfolio was valued at an aggregate purchase price of $217 million and comprised approximately 456,000 square feet of space that was 100% leased with a weighted average remaining lease term of eight years. In connection with the transaction, the Company received net proceeds of $211.4 million, before funding its $16.3 million retained equity investment in the IRF Joint Venture, and recognized a gain on the sale of investment properties of $71.9 million. The IRF JV Partner acquired an 85% equity interest and controls the IRF Joint Venture through its voting interest, while the Company acquired a 15% equity interest, serves as manager of the joint venture, and continues to oversee asset management in exchange for a management fee. The IRF Joint Venture obtained a mortgage loan with a principal balance of $108.5 million, all of which was drawn as of September 30, 2026.
Real Estate Loans
On April 1, 2026, the Company originated a $3.0 million mezzanine loan secured by equity interests in an entity that owns an under-development medical facility located in Fort Myers, Florida, of which $3.0 million was drawn as of September 30, 2026. The medical facility is an on-campus outpatient surgical facility that is 100% pre-leased to an investment-grade tenant under a 15-year lease with no termination rights. The loan bears interest at a rate of 12.0% per annum, has an initial term of 24 months, and represents approximately 10% of the total project cost. In connection with the loan, the Company holds a right of first offer and right of first refusal with respect to a sale of the property, which are subject to the pre-leased tenant’s corresponding rights.
On July 28, 2026, the Company originated an approximately $2.2 million mezzanine loan secured by interests in an entity that owns an under-development medical facility in Daleville, Virginia, of which $1.3 million was drawn as of September 30, 2026. The medical facility is a two-story, approximately 40,000 square foot freestanding emergency department and medical office building that is 100% pre-leased to an investment-grade regional healthcare system under a 15-year lease. The loan bears interest at 12% per annum, has an initial term of 24 months and included a 2% origination fee, with completion and repayment supported by a corporate guaranty. In connection with the loan, the Company holds a right of first offer and right of first refusal with respect to a sale of the property, which are subject to the pre-leased tenant’s corresponding rights.
2026 Disposition Activity
On June 29, 2026, the Company disposed of certain properties in connection with its investment activity, including the sale of seven IRFs to the IRF Joint Venture described above under “Joint Ventures.”
On September 16, 2026, the Company sold an administrative asset located in Vernon, Connecticut, receiving gross proceeds of $1.9 million, resulting in a loss on sale of investment properties of $0.3 million.

Recent Developments
White Rock
On January 20, 2026, White Rock Medical Center LLC (“White Rock”), filed for Chapter 11 bankruptcy protection under the United States Bankruptcy Code. At the time of its bankruptcy filing, White Rock operated two hospitals in Texas, including the White Rock Medical Center in Dallas, Texas, an acute-care hospital owned by the Company where White Rock is the sole tenant and has been operating the hospital since October 2023. There are 12 years remaining on this lease. According to the filed bankruptcy documents, the primary reason for the bankruptcy is a dispute with the former operator of the facility related to amounts due to the former operator. Accordingly, White Rock plans to (i) restructure indebtedness related to its purchase of the hospital operations at the White Rock Medical Center and a related transition services agreement and (ii) sell its hospital operations to a third party, with the goal of stabilizing its operations and maximizing value to its stakeholders. As a means of assisting White Rock in its stabilization efforts, the Company has funded annual property tax obligations due under the lease and accepted reduced monthly payments. On September 21, 2026, the bankruptcy court approved White Rock's plan of reorganization, which included affirming our leases. In connection with the lease affirmations, the Company agreed to a cure amount of approximately $2.6 million, payable over time from available cash generated by hospital operations, with any remaining balance due no later than five years following the effective date.
Severance and Transition Costs
During August 2026, due to our strategic shift towards SHOP communities, we entered into a separation agreement with one of our executives. For the three and nine months ended September 30, 2026, the Company recognized approximately $2.0 million for costs related to the separation agreement and transition, including $1.2 million related to current and future cash payments and $0.8 million in accelerated stock-based compensation expense. Severance and transition related costs are included in “General and administrative” expense in the Company’s Condensed Consolidated Statements of Operations. As of September 30, 2026, the remaining accrued liability for future cash payments of $1.0 million was included in “Accounts payable and accrued expenses” in the Company's Condensed Consolidated Balance Sheets.
Trends Which May Influence Our Results of Operations
We believe the following trends may positively impact our results of operations:
•An aging population. The general aging of the population, driven by the large baby boomer generation (born 1946-1964) and increases in life expectancy due to advances in medical technology and services, continues to be a key driver of demand for seniors housing communities. According to the most recent U.S. Census Bureau estimates, the population age 65 and older grew by over a third during the past decade, including approximately 3.1% from 2023 to 2024, and is projected to continue growing at a rate that exceeds that of the overall U.S. population. We believe this demographic shift will support sustained demand for IL, AL, MC, and active adult communities of the type in which we invest.
•Seniors housing supply and demand dynamics. New seniors housing supply has remained constrained relative to historical levels, as elevated construction costs, tighter financing conditions, and longer entitlement timelines have limited new development activity in many markets. At the same time, demand continues to benefit from demographic tailwinds, improving consumer sentiment, and the ongoing release of pent-up demand following the COVID-19 pandemic. As a result, occupancy rates across many markets have continued to recover, and operators have generally demonstrated improving pricing power, including the ability to increase resident fees and reduce move-in concessions. We believe well-located seniors housing communities operated by experienced operators with favorable payer and resident mix are well-positioned to benefit from these dynamics.
•Housing market conditions supporting senior move-ins. Many prospective residents of seniors housing communities fund a portion of their move-in and monthly costs through the proceeds of a primary home sale. Sustained home values and transaction activity in our target markets, particularly the Washington, D.C. metropolitan area, can support affordability and move-in velocity at our communities.
•A continuing shift towards outpatient care. According to the American Hospital Association, patients are demanding more outpatient operations. We believe this shift in patient preference from inpatient to outpatient facilities will benefit our tenants as most of our properties consist of outpatient facilities.
•Physician practice group and hospital consolidation. We believe the trend towards physician group consolidation will serve to strengthen the credit quality of our tenants if our tenants merge or are consolidated with larger health systems.
We believe the following trends may negatively impact our results of operations:
•Interest rates remain at elevated levels. During September 2026, the U.S. Federal Reserve (the “Fed”) increased the Federal Funds Rate, bringing the target range to 3.75% to 4.00%, where it remained through September 30, 2026. As of September 30, 2026 the 10-year U.S. Treasury yield was 5.29% and one-month term SOFR was 3.91%.
Although interest rates declined during 2025, they remain significantly higher than in 2021 and continue to result in elevated interest expense with respect to our unhedged floating-rate indebtedness. The current interest rate environment also increases our cost of capital for acquisitions and development investments and may compress investment spreads.
•Labor and wage pressure. Labor costs represent a significant component of the operating expenses of our SHOP communities. AL wage rates continued to rise in 2025 across nursing and direct-care roles. The Assisted Living Salary & Benefits Report cited by Senior Housing News reported 2025 hourly wage increases of approximately 2.96% for registered nurses, 2.77% for certified nursing assistants, 2.98% for resident assistants, and 3.15% for medication aides, with overall AL turnover of 34.53% and resident assistant and personal care aide turnover above 40%. Wage inflation and high turnover rates increase our operators' labor costs and could negatively affect the operating margins of our SHOP communities if not offset by corresponding increases in resident fees and occupancy.
•Medicaid reimbursement policy changes. Medicaid is a significant source of funding for AL, MC, and other seniors housing services in many states. In 2025, the U.S. Congress enacted the OBBBA, which included provisions that could reduce federal Medicaid funding to certain states. If states respond to reduced federal support by lowering Medicaid reimbursement rates, restricting eligibility, or reducing covered benefits, the operating results of our SHOP communities that serve Medicaid-eligible residents could be negatively affected. Additionally, changes in third-party reimbursement policies by Medicare, commercial insurers, and managed care organizations continue to represent a source of uncertainty for healthcare service providers and could indirectly affect demand for and the financial performance of our communities.
•Macroeconomic conditions, inflation, and tariffs. Broader macroeconomic conditions, including elevated inflation, tariffs and international trade policies, global supply chain disruptions, and geopolitical conflicts, could adversely affect our business. Tariffs on imported building materials, appliances, and equipment have contributed to cost inflation for capital expenditure and renovation projects at seniors housing communities and may increase our development costs. Insurance costs, including property, casualty, and general liability coverage, remain elevated across the seniors housing sector, creating additional margin pressure at our SHOP communities. If inflationary pressures persist, our operators may be unable to fully offset cost increases through resident fee increases, which could negatively affect our SHOP segment's net operating income.
Critical Accounting Estimates
The preparation of financial statements in conformity with GAAP requires our management to use judgment in the application of accounting policies, including making estimates and assumptions. We base estimates on the best information available to us at the time, our experience and on various other assumptions believed to be reasonable under the circumstances. These estimates affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If our judgment or interpretation of the facts and circumstances relating to various transactions or other matters had been different, it is possible that different accounting would have been applied, resulting in a different presentation of our financial statements. From time to time, we re-evaluate our estimates and assumptions. In the event estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current estimates and assumptions about matters that are inherently uncertain. Please refer to our 2025 Annual Report for further information regarding the critical accounting policies that affect our more significant estimates and judgments used in the preparation of our condensed consolidated financial statements included in Part I, Item 1 of this Report.
During the nine months ended September 30, 2026, the following estimates have become significant or have changed materially from those described in our 2025 Annual Report as a result of our strategic transition to seniors housing:
•SHOP Revenue Recognition and Collectability of Resident Receivables. Beginning in the second quarter of 2026, we recognize resident fees and services revenue at our SHOP communities in accordance with ASC Topic 606. Revenue is recognized only to the extent that collection is probable. This assessment requires judgment regarding payment history, the resident's or responsible party's ability to satisfy contractual obligations, the value of underlying deposits or collateral, and current economic conditions. Resident receivables are recorded net of an allowance for expected credit losses estimated in accordance with ASC Topic 326, using a current expected credit loss methodology. Because our first SHOP communities were acquired in 2026 and have limited operating history under our ownership, our estimates of collectability and credit losses are based on the operators' historical experience, payor mix, and community-level conditions rather than our own seasoned portfolio data. As the portfolio matures, these estimates may change.
Segment Results
Beginning June 1, 2026, we operate through two reportable segments: Healthcare Real Estate and SHOP. Healthcare Real Estate continues to represent the majority of our revenues and Segment NOI. The SHOP segment was established with the acquisition of The Landing and The Riviera on June 1, 2026, and the three months ended September 30, 2026 represents the first full quarter of SHOP operations.
For the three months ended September 30, 2026, Healthcare Real Estate segment total revenues were $34,096, property-level operating expenses were $8,592, and Segment NOI was $25,504. For the nine months ended September 30, 2026, Healthcare Real Estate segment total revenues were $110,066, property-level operating expenses were $26,301, and Segment NOI was $83,765. Compared to the same periods in 2025, total revenues and Segment NOI decreased modestly, primarily driven by our dispositions activity.
For the three months ended September 30, 2026, SHOP segment total revenues were $6,239, property-level operating expenses were $5,543, and Segment NOI was $696. For the nine months ended September 30, 2026, SHOP segment total revenues were $8,080, property-level operating expenses were $7,118, and Segment NOI was $962. The 2025 comparative periods reflect no SHOP activity. SHOP revenues consist entirely of resident fees and services. Properties operated by Greystone Communities represented 100% of SHOP revenues for both periods. Our SHOP communities are currently concentrated in the Washington, D.C. metropolitan area; and our results are therefore subject to economic, regulatory, and competitive conditions specific to that market.
We expect SHOP to become a more significant component of our results as our communities continue to stabilize and increase occupancy and as we execute on our seniors housing acquisition and development strategy.

Consolidated Results of Operations
Three Months Ended September 30, 2026 Compared to Three Months Ended September 30, 2025

	Three Months Ended September 30,
	2026	2025	$ Change
	(in thousands)
Revenue
Rental revenue	$33,515	$37,036	$(3,521)
Resident fees and services	6,239	—	6,239
Other income	581	193	388
Total revenue	40,335	37,229	3,106

Expenses
General and administrative	7,704	4,860	2,844
Operating expenses	14,135	8,224	5,911
Depreciation expense	11,025	11,213	(188)
Amortization expense	5,144	3,795	1,349
Interest expense	8,308	8,175	133
Total expenses	46,316	36,267	10,049
Income before other (expense) income	(5,981)	962	(6,943)
(Loss) gain on sale of investment properties	(259)	294	(553)
Impairment of investment property	—	(6,281)	6,281
Equity income (loss) from unconsolidated joint ventures	505	(33)	538
Net loss	$(5,735)	$(5,058)	$(677)

Revenue
Total Revenue
Total revenue for the three months ended September 30, 2026 was $40.3 million, compared to $37.2 million for the same period in 2025, representing an increase of $3.1 million. The increase was primarily driven by $6.2 million of resident fees and services of The Landing and The Riviera, as well as $1.5 million of growth within our existing portfolio. These increases were partially offset by a $4.6 million decrease attributable to dispositions completed during 2026 and 2025. Within total revenue, $5.9 million was recognized from net lease expense recoveries during the three months ended September 30, 2026, compared to $5.2 million for the same period in 2025.
Expenses
General and Administrative
General and administrative expenses for the three months ended September 30, 2026 were $7.7 million, compared to $4.9 million for the same period in 2025, an increase of $2.8 million. The increase was primarily driven by $2.0 million of severance and transition related expenses, including $1.2 million related to current and future cash payments and $0.8 million in accelerated stock-based compensation expense, as well as $0.6 million of additional employee compensation costs, all of which were associated with the Company's strategic transition toward SHOP communities.
Operating Expenses
Operating expenses for the three months ended September 30, 2026 were $14.1 million, compared to $8.2 million for the same period in 2025, an increase of $5.9 million. The increase was primarily attributable to $5.5 million of SHOP operating expenses related to The Landing and The Riviera, and a $0.7 million increase in our existing portfolio driven by higher property‑level costs year-over-year. These increases were partially offset by $0.3 million attributable to disposition activity completed during 2026 and 2025. Of the total operating expenses, $5.9 million were recoverable property operating expenses incurred during the three months ended September 30, 2026, compared to $5.2 million for the same period in 2025.
Depreciation Expense
Depreciation expense for the three months ended September 30, 2026 was $11.0 million, compared to $11.2 million for the same period in 2025, a decrease of $0.2 million. The decrease was primarily attributable to $1.3 million related to dispositions completed during 2026 and 2025, partially offset by $1.1 million of depreciation expense from our 2026 acquisitions.
Amortization Expense
Amortization expense for the three months ended September 30, 2026 was $5.1 million, compared to $3.8 million for the same period in 2025, an increase of $1.3 million. The increase was primarily attributable to $1.8 million of SHOP amortization expense related to The Landing and The Riviera. These increases were partially offset by $0.3 million of amortization expense decreases in our existing portfolio, and $0.2 million due to the impact of dispositions completed during 2026 and 2025.
Interest Expense
Interest expense for the three months ended September 30, 2026 was $8.3 million, compared to $8.2 million for the same period in 2025, an increase of $0.1 million. The increase was partially driven by higher interest rates resulting from the expiration in April 2026 of the prior interest rate swaps on our Term Loan A and the replacement of those swaps with new interest rate swaps on the Term Loan A tranches that fix the SOFR component of the applicable interest rate at higher rates than the prior swaps.
The weighted average interest rate of our debt for the three months ended September 30, 2026 was 4.54% compared to 4.12% for the same period in 2025. Additionally, the weighted average interest rate and term of our debt was 4.51% and 3.4 years, respectively, at September 30, 2026, compared to 4.06% and 1.3 years, respectively, at September 30, 2025.

Income Before Other (Expense) Income
Income before other (expense) income for the three months ended September 30, 2026 was a loss of $6.0 million, compared to income of $1.0 million for the same period in 2025.
(Loss) Gain on Sale of Investment Properties
During the three months ended September 30, 2026, we completed one disposition recognizing a loss on sale of investment properties of $0.3 million. During the three months ended September 30, 2025, we completed two dispositions recognizing a gain on sale of investment properties of $0.3 million.
Impairment of Investment Property
We did not recognize any impairment of investment properties during the three months ended September 30, 2026. In August 2025, we entered into an agreement to sell our facility located in Aurora, Illinois. We recognized an impairment loss of $6.3 million during the three months ended September 30, 2025 to reduce the carrying value of the asset to its fair value, which was determined to be the contractual sales price less commissions and fees. The sale of this facility was completed in September 2025.
Equity Income (Loss) from Unconsolidated Joint Ventures
Equity Income (Loss) from Unconsolidated Joint Ventures for the three months ended September 30, 2026 was $505 thousand of income, compared to a loss of $33 thousand for the same period in 2025.
Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025

	Nine Months Ended September 30,
	2026	2025	$ Change
	(in thousands)
Revenue
Rental revenue	$108,596	$109,510	$(914)
Resident fees and services	8,080	—	8,080
Other income	1,470	306	1,164
Total revenue	118,146	109,816	8,330

Expenses
General and administrative	18,014	14,505	3,509
Operating expenses	33,419	24,025	9,394
Depreciation expense	33,555	32,827	728
Amortization expense	12,717	11,299	1,418
Interest expense	24,347	23,351	996
Total expenses	122,052	106,007	16,045
Income before other (expense) income	(3,906)	3,809	(7,715)
Gain on sale of investment properties	71,622	1,859	69,763
Impairment of investment property	—	(6,281)	6,281
Equity income (loss) from unconsolidated joint ventures	484	(123)	607
Net income (loss)	$68,200	$(736)	$68,936

Revenue
Total Revenue
Total revenue for the nine months ended September 30, 2026 was $118.1 million, compared to $109.8 million for the same period in 2025, representing an increase of $8.3 million. The increase was primarily driven by $8.1 million of resident fees and services recognized during the four-month period in which we owned The Landing and The Riviera, as well as $2.3 million of incremental revenue from 2025 acquisitions reflecting a full nine months of ownership in 2026. These increases were further supported by $4.1 million of growth within our existing portfolio. These increases were partially offset by a $4.4 million decrease attributable to dispositions completed during 2026 and a $1.7 million decrease related to dispositions completed in 2025. Within total revenue, $17.8 million was recognized from net lease expense recoveries during the nine months ended September 30, 2026, compared to $15.8 million for the same period in 2025.
Expenses
General and Administrative
General and administrative expenses for the nine months ended September 30, 2026 were $18.0 million, compared to $14.5 million for the same period in 2025, an increase of $3.5 million. The increase was primarily driven by $2.0 million of severance and transition related expenses, including $1.2 million related to current and future cash payments and $0.8 million in accelerated stock-based compensation expense, as well as $1.1 million of additional non-cash LTIP compensation expense and $0.6 million of additional employee compensation costs, all of which were associated with the Company's strategic transition toward SHOP communities.
Operating Expenses
Operating expenses for the nine months ended September 30, 2026 were $33.4 million, compared to $24.0 million for the same period in 2025, an increase of $9.4 million. The increase was primarily attributable to $7.1 million of SHOP operating expenses recognized during the four-month period in which we owned The Landing and The Riviera, $1.3 million of operating expenses from 2025 acquisitions, which reflect a full nine months of ownership in 2026, and a $1.7 million increase in our existing portfolio driven by higher property‑level costs year-over-year. These increases were partially offset by $0.7 million attributable to disposition activity completed during 2026 and 2025. Of the total operating expenses, $17.8 million were recoverable property operating expenses incurred during the nine months ended September 30, 2026, compared to $15.8 million for the same period in 2025.
Depreciation Expense
Depreciation expense for the nine months ended September 30, 2026 was $33.6 million, compared to $32.8 million for the same period in 2025, an increase of $0.7 million. The increase was primarily attributable to $1.4 million of SHOP depreciation expense recognized during the four-month period in which we owned The Landing and The Riviera, and $1.2 million of depreciation expense from acquisitions completed during the nine months ended September 30, 2025, reflecting a full nine months of ownership in 2026. These increases were partially offset by $1.9 million attributable to dispositions completed during 2026 and 2025.
Amortization Expense
Amortization expense for the nine months ended September 30, 2026 was $12.7 million, compared to $11.3 million for the same period in 2025, an increase of $1.4 million. The increase was primarily attributable to $1.9 million of SHOP amortization expense recognized during the four-month period in which we owned The Landing and The Riviera, and $0.7 million of amortization expense from acquisitions completed during the nine months ended September 30, 2025, reflecting a full nine months of ownership in 2026. These increases were partially offset by $0.7 million of amortization expense decreases in our existing portfolio, and $0.5 million due to the impact of dispositions completed during 2026 and 2025.
Interest Expense
Interest expense for the nine months ended September 30, 2026 was $24.3 million, compared to $23.4 million for the same period in 2025, an increase of $1.0 million. The increase was partially driven by higher interest rates resulting from the expiration in April 2026 of the prior interest rate swaps on our Term Loan A and the replacement of those swaps with new interest rate swaps on the Term Loan A tranches that fixed the SOFR component of the applicable interest rate at higher rates than the prior swaps.
The weighted average interest rate of our debt for the nine months ended September 30, 2026 was 4.20% compared to 4.00% for the same period in 2025. Additionally, the weighted average interest rate and term of our debt was 4.51% and 3.4 years, respectively, at September 30, 2026 compared to 4.06% and 1.3 years, respectively, at September 30, 2025.
Income Before Other (Expense) Income
Income before other (expense) income for the nine months ended September 30, 2026 was a loss of $3.9 million, compared to income of $3.8 million for the same period in 2025.
Gain on Sale of Investment Properties
During the nine months ended September 30, 2026, we completed eight dispositions, seven of which were sold in connection with the establishment of the IRF Joint Venture, and recognized a net gain on sale of investment properties of $71.6 million. During the nine months ended September 30, 2025, we completed five dispositions and recognized a net gain on sale of investment properties of $1.9 million.
Impairment of Investment Property
We did not recognize any impairment of investment properties during the nine months ended September 30, 2026. In August 2025, we entered into an agreement to sell our facility located in Aurora, Illinois. We recognized an impairment loss of $6.3 million during the nine months ended September 30, 2025 to reduce the carrying value of the asset to its fair value, which was determined to be the contractual sales price less commissions and fees. The sale of this facility was completed in September 2025.
Equity Income (Loss) from Unconsolidated Joint Ventures
Equity Income (Loss) from Unconsolidated Joint Ventures for the nine months ended September 30, 2026 was $0.5 million of income, compared to a loss of $0.1 million for the same period in 2025.
Cash Flow Information
Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025

	Nine Months Ended September 30,
	2026	2025	$ Change
	(in thousands)
Net cash provided by operating activities	$49,271	$51,977	$(2,706)
Net cash used in investing activities	(109,087)	(67,152)	(41,935)
Net cash provided by financing activities	63,825	16,073	47,752
Net increase in cash and cash equivalents and restricted cash	$4,009	$898	$3,111
Net cash provided by operating activities for the nine months ended September 30, 2026 was $49.3 million, compared to $52.0 million for the same period in 2025. Net cash provided by operating activities decreased primarily due to the impact of our 2026 and 2025 acquisitions and dispositions.
Net cash used in investing activities for the nine months ended September 30, 2026 was $109.1 million, compared to $67.2 million for the same period in 2025. Net cash used in investing activities increased primarily due to higher net acquisition activity in 2026 compared to 2025.
Net cash provided by financing activities for the nine months ended September 30, 2026 was $63.8 million, compared to $16.1 million for the same period in 2025. Net cash provided by financing activities increased primarily due to higher net proceeds received from preferred stock offerings. The increases were partially offset by net repayments on our

Credit Facility, and lower dividends paid to common and preferred stockholders as well as holders of OP Units and LTIP Units.
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
Funds from Operations, Core Funds from Operations, and Funds Available for Distribution
Funds from operations attributable to common stockholders and noncontrolling interest (“FFO”), core FFO attributable to common stockholders and noncontrolling interest (“Core FFO”), and funds available for distribution attributable to common stockholders and noncontrolling interest (“FAD”) are non-GAAP financial measures within the meaning of the rules of the SEC. The Company considers FFO, Core FFO, and FAD to be important supplemental measures of its operating performance and believes FFO is frequently used by securities analysts, investors, and other interested parties in the evaluation of REITs, many of which present FFO when reporting their results.
In accordance with the National Association of Real Estate Investment Trusts’ (“NAREIT”) definition, FFO means net income or loss computed in accordance with GAAP before noncontrolling interests of holders of OP Units and LTIP Units, less preferred stock dividends, plus real estate-related depreciation and amortization (excluding amortization of debt issuance costs and the amortization of above and below market leases), adjustments for unconsolidated partnerships and joint ventures, excluding gains (or losses) from sales of investment properties and extraordinary items, investment property impairment losses, to reflect FFO on the same basis. Because FFO excludes real estate-related depreciation and amortization (other than amortization of debt issuance costs and above and below market lease amortization expense), the Company believes that FFO provides a performance measure that, when compared period-over-period, reflects the impact to operations from trends in occupancy rates, rental rates, operating costs, development activities and interest costs, providing perspective not immediately apparent from the closest GAAP measurement, net income or loss.
Core FFO is a non-GAAP measure used by many investors and analysts to measure a real estate company’s operating performance by removing the effect of items that do not reflect ongoing property operations. Management calculates Core FFO by modifying the NAREIT computation of FFO by adjusting it for certain cash and non-cash items and certain recurring and non-recurring items. For the Company, these items include amortization of above and below market leases, straight line deferred rental revenue, stock-based compensation expense, amortization of debt issuance costs, severance and transition related expenses, reverse stock split expense, and other adjustments related to unconsolidated joint ventures.
We calculate FAD by subtracting from Core FFO capital expenditures, which includes tenant improvements, leasing commissions, and building capital. Management believes FAD is useful in analyzing the portion of cash flow that is available for distribution to stockholders and unitholders. Investors, analysts and the Company utilize FAD as an indicator of common dividend potential.

Management believes that reporting Core FFO in addition to FFO and FAD is a useful supplemental measure for the investment community to use when evaluating the operating performance of the Company on a comparative basis.
A reconciliation of net income to FFO and Core FFO and FAD for the three and nine months ended September 30, 2026 and 2025 is as follows. All per share, per share and unit, and weighted average share and unit amounts have been adjusted to reflect the impact of the Reverse Stock Split.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(unaudited and in thousands except per share and unit amounts)
Net (loss) income	$(5,735)	$(5,058)	$68,200	$(736)
Less: Preferred stock dividends	(3,980)	(1,455)	(9,435)	(4,366)
Depreciation and amortization expense	16,145	14,983	46,198	44,055
Depreciation and amortization expense from unconsolidated joint ventures	591	73	737	195
Loss (gain) on sale of investment properties	259	(294)	(71,622)	(1,859)
Impairment of investment property	—	6,281	—	6,281
FFO attributable to common stockholders and noncontrolling interest	$7,280	$14,530	$34,078	$43,570
Amortization of above (below) market leases, net	100	113	396	505
Straight line deferred rental revenue	(108)	(332)	(190)	(868)
Stock-based compensation expense	1,642	1,207	4,249	3,086
Amortization of debt issuance costs	657	554	2,171	1,672
Severance and transition related expenses(1)	1,993	—	1,993	671
Reverse stock split expense	—	170	—	170
Other adjustments from unconsolidated joint ventures	(704)	—	(721)	51
Core FFO attributable to common stockholders and noncontrolling interest	$10,860	$16,242	$41,976	$48,857

Net (loss) income attributable to common stockholders per share – basic and diluted	$(0.67)	$(0.45)	$4.06	$(0.35)
FFO attributable to common stockholders and noncontrolling interest per share and unit	$0.50	$1.00	$2.36	$3.00
Core FFO attributable to common stockholders and noncontrolling interest per share and unit	$0.75	$1.12	$2.90	$3.37

Weighted Average Shares and Units Outstanding – basic and diluted	14,506	14,554	14,467	14,512

Weighted Average Shares and Units Outstanding:
Weighted Average Common Shares	13,240	13,393	13,237	13,381
Weighted Average OP Units	441	447	443	448
Weighted Average LTIP Units	825	714	787	683
Weighted Average Shares and Units Outstanding – basic and diluted	14,506	14,554	14,467	14,512

Core FFO attributable to common stockholders and noncontrolling interest	$10,860	$16,242	$41,976	$48,857
FAD capital expenditures	(3,728)	(4,420)	(9,820)	(9,669)
FAD attributable to common stockholders and noncontrolling interest	$7,132	$11,822	$32,156	$39,188
(1)For the three and nine months ended September 30, 2026, includes $1.2 million of current and future cash payments and $0.8 million in accelerated stock-based compensation expense related to a separation agreement.

Earnings Before Interest, Taxes, Depreciation and Amortization for Real Estate (EBITDAre) and Adjusted EBITDAre
The Company calculates EBITDAre in accordance with standards established by NAREIT and defines EBITDAre as net income or loss computed in accordance with GAAP plus interest expense, depreciation and amortization, adjustments for unconsolidated partnerships and joint ventures, gain or loss on the sale of investment properties, and investment property impairment losses to reflect EBITDAre on the same basis, as applicable. The Company defines Adjusted EBITDAre as EBITDAre plus non-cash stock compensation expense, non-cash intangible amortization related to above and below market leases, severance and transition related expenses, reverse stock split expense, and adjustments related to our investments in unconsolidated joint ventures. Management considers EBITDAre and Adjusted EBITDAre important measures because they provide additional information to allow management, investors, and our current and potential creditors to evaluate and compare our core operating results and our ability to service debt.
A reconciliation of net income to EBITDAre and Adjusted EBITDAre for the three and nine months ended September 30, 2026 and 2025 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(unaudited and in thousands)
Net (loss) income	$(5,735)	$(5,058)	$68,200	$(736)
Interest expense	8,308	8,175	24,347	23,351
Depreciation and amortization expense	16,169	15,008	46,272	44,126
Loss (gain) on sale of investment properties	259	(294)	(71,622)	(1,859)
Impairment of investment property	—	6,281	—	6,281
Proportionate share of unconsolidated joint venture adjustments	880	112	1,103	311
EBITDAre	$19,881	$24,224	$68,300	$71,474
Stock-based compensation expense	1,642	1,207	4,249	3,086
Amortization of above (below) market leases, net	100	113	396	505
Severance and transition related expenses(1)	1,993	—	1,993	671
Reverse stock split expense	—	170	—	170
Proportionate share of unconsolidated joint venture adjustments	(658)	—	(675)	55
Adjusted EBITDAre	$22,958	$25,714	$74,263	$75,961
(1)For the three and nine months ended September 30, 2026, includes $1.2 million of current and future cash payments and $0.8 million in accelerated stock-based compensation expense related to a separation agreement.
Net Operating Income (NOI), Cash NOI, and Same-Property Cash NOI
The Company considers net operating income (“NOI”) to be an appropriate supplemental measure to net income because it helps both investors and management understand the core operations of our properties. We define NOI as total net (loss) income, plus general and administrative expense, depreciation and amortization expense, interest expense, loss (gain) on sale of investment properties, impairment of investment property, and our proportionate share of unconsolidated joint venture adjustments. Cash NOI and Same-Property Cash NOI are key performance indicators. Management considers these to be supplemental measures that allow investors, analysts and Company management to measure unlevered property-level cash operating results. The Company defines Cash NOI as NOI excluding non-cash items such as amortization of above (below) market leases, net and straight line deferred rental revenue. Cash NOI is historical and not necessarily indicative of future results. Same-Property Cash NOI compares Cash NOI for stabilized properties. Stabilized properties are properties that have been included in operations for the duration of the year-over-year comparison period presented. Accordingly, stabilized properties exclude properties that were recently acquired or disposed of, properties classified as held for sale, properties undergoing redevelopment, and newly redeveloped or developed properties. Same-Property Cash NOI also excludes lease terminations fees and joint ventures and other income in order to remove non-recurring items and joint venture-related income from our NOI.

A reconciliation of net (loss) income to NOI, Cash NOI and Same-Property Cash NOI for the three and nine months ended September 30, 2026 and 2025 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(unaudited and in thousands)
Net (loss) income	$(5,735)	$(5,058)	$68,200	$(736)
General and administrative	7,704	4,860	18,014	14,505
Depreciation and amortization expense	16,169	15,008	46,272	44,126
Interest expense	8,308	8,175	24,347	23,351
Loss (gain) on sale of investment properties	259	(294)	(71,622)	(1,859)
Impairment of investment property	—	6,281	—	6,281
Proportionate share of unconsolidated joint venture adjustments	222	113	428	366
NOI	$26,927	$29,085	$85,639	$86,034
Amortization of above (below) market leases, net	100	113	396	505
Straight line deferred rental revenue	(108)	(332)	(190)	(868)
Proportionate share of unconsolidated joint venture adjustments	(30)	(2)	(34)	(10)
Cash NOI	$26,889	$28,864	$85,811	$85,661
Assets not held for all periods	(678)	(4,064)
Lease termination fees	(260)	(117)
Joint ventures and other income	(1,019)	(154)
Same-Property Cash NOI	$24,932	$24,529
Liquidity and Capital Resources
General
Our short-term (up to 12 months) liquidity requirements include:
•Interest expense and scheduled principal payments on outstanding indebtedness;
•General and administrative expenses;
•Property operating expenses;
•Property acquisitions;
•Distributions on our common and preferred stock and OP Units and LTIP Units;
•Increased capital requirements for our joint ventures;
•Repurchases of our common stock; and
•Capital and tenant improvements and leasing costs.
Over the next twelve months, we are contractually obligated to pay, or have capital commitments for, principal and interest payments on our outstanding debt and ground and operating lease expenses. In addition, if we decide to redeem our Series A Preferred Stock in full, we would have to pay the liquidation preference of $77.6 million plus accrued dividends, fees and expenses.
Our long-term (beyond 12 months) liquidity requirements consist primarily of funds necessary to pay for acquisitions, capital and tenant improvements at our properties, scheduled debt maturities, general and administrative expenses, operating expenses, common stock repurchases, and distributions. Beyond the next twelve months, we are contractually obligated to pay, or have capital commitments for, principal and interest payments on our outstanding debt and ground and operating lease expenses. We also have Series B Preferred Stock with an aggregate liquidation preference of $51.3 million (redeemable beginning November 2030) and Series C Convertible Preferred Stock with an aggregate liquidation preference of $100.0 million (redeemable at our option beginning June 2030).
We expect to satisfy our short and long-term liquidity needs through various internal and external sources, including cash flow from operations, debt financing, sales of additional equity securities, the issuance of OP Units in connection with acquisitions of additional properties, select additional property dispositions and recapitalization transactions. As of September 30, 2026, management believed it complied with all of the financial and non-financial covenants contained in the Credit Facility.
Sources of Liquidity
Our primary internal sources of liquidity include cash flow from operations and proceeds from select property dispositions and recapitalization transactions. Our primary external sources of liquidity include equity issuances, including shares of common stock under our 2024 ATM Program, shares of Series B Cumulative Redeemable Preferred Stock under our 2026 Series B Preferred ATM Program, and privately placed preferred or convertible preferred equity, as well as OP Units issued in connection with property acquisitions, and debt financing under our unsecured Credit Facility and Senior Note Facility.
ATM Program
In January 2024, the Company and the Operating Partnership implemented a $300 million “at-the-market” equity offering program, pursuant to which we may offer and sell (including through forward sales), from time to time, shares of our common stock (the “2024 ATM Program”). No shares were sold under the 2024 ATM Program during the nine months ended September 30, 2026 or from October 1, 2026 through November 2, 2026. As of September 30, 2026, we had $288.0 million remaining available under the 2024 ATM Program.
In February 2026, the Company and the Operating Partnership implemented a $75 million “at-the-market” equity offering program, pursuant to which we may offer and sell (including through forward sales), from time-to-time, shares of our Series B Cumulative Redeemable Preferred Stock (the “2026 Series B Preferred ATM Program”). No shares were sold under the 2026 Series B Preferred ATM Program during the nine months ended September 30, 2026 or from October 1, 2026 through November 2, 2026.
Debt Financing
Credit Facility. Our Credit Facility consists of (i) the $350 million Term Loan A Tranches, (ii) the $150 million Term Loan B, and (iii) the $400 million Revolver. The Credit Facility also contains a $500 million accordion feature. As of November 2, 2026, we had unutilized borrowing capacity under the Credit Facility of $60.0 million.
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
As of September 30, 2026, we had 11 interest rate swaps that are used to manage our interest rate risk. Four of our interest rate swaps relate to our Term Loan B with a combined notional value of $150 million that fix the SOFR component on Term Loan B through January 2028 at 2.54%. Seven of our interest rate swaps relate to our Term Loan A tranches that fix the SOFR component of the Term Loan A Tranches with a combined notional value of $350 million at rates between 3.24% to 3.32% and have maturities in October 2029, October 2030, and April 2031. The seven interest rate swaps related to our Term Loan A tranches became effective in May 2026.
We are subject to a number of financial covenants under the Credit Facility, including, among other things, the following as of the end of each fiscal quarter, (i) a maximum consolidated unsecured leverage ratio of less than 60%, (ii) a maximum consolidated secured leverage ratio of less than 30%, (iii) a maximum consolidated secured recourse leverage ratio of less than 10%, (iv) a minimum fixed charge coverage ratio of 1.50:1.00, (v) a minimum unsecured interest coverage ratio of 1.50:1.00, (vi) a maximum consolidated leverage ratio of less than 60%, (vii) a minimum net worth of

$595.6 million plus 75% of all net proceeds raised through equity offerings subsequent to September 30, 2025. As of September 30, 2026, we were in compliance with all of the financial and non-financial covenants contained in the Credit Facility.
Other Fixed Debt. We have $1.0 million in gross notes payable as of September 30, 2026. This debt is comprised of one instrument.
Total Fixed Debt. Our gross fixed debt totaled $501 million at September 30, 2026, with a weighted average interest rate of 4.32% based on our interest rate swaps and current leverage. The weighted average maturity of our fixed debt was 3.2 years at September 30, 2026.
Senior Note Facility
On March 2, 2026, we entered into a Master Note and Guaranty Agreement (the “Senior Note Agreement”) with NYL Investors LLC and certain of its affiliates (collectively, the “Purchasers”), establishing an uncommitted senior unsecured note facility that provides us with access to up to $150 million in long-duration, fixed-rate unsecured capital to complement our Credit Facility. Under the Senior Note Agreement, we may issue senior unsecured promissory notes (“Notes”) from time to time in one or more series in an aggregate principal amount of up to $150 million during a commitment period ending on the third anniversary of the effective date (or earlier upon termination or certain other events). The Senior Note Agreement does not obligate the Purchasers to purchase any Notes, and each issuance is subject to the Purchasers' discretion and satisfaction of customary conditions. Notes may have maturities of up to ten years and will bear interest at rates based on spreads over U.S. Treasury securities determined at the time of issuance. As of September 30, 2026, and through November 2, 2026, no Notes had been issued or were outstanding under the Senior Note Agreement. See Note 4 – “Credit Facility, Notes Payable and Derivative Instruments” for additional details.
Debt Activity
During the nine months ended September 30, 2026, we borrowed $269.1 million under the Credit Facility and repaid $263.3 million, for a net amount borrowed of $5.8 million. The net amount borrowed during the period was primarily driven by the funding of our 2026 acquisitions. During the nine months ended September 30, 2025, we borrowed $115.4 million under the Credit Facility and repaid $40.3 million, for a net amount borrowed of $75.1 million. As of September 30, 2026, the net outstanding Credit Facility balance was $669.0 million. As of November 2, 2026, our total available liquidity was approximately $70.4 million, consisting of $60.0 million of available capacity under the revolver component of the Credit Facility (the “Revolver”) and $10.4 million of cash and cash equivalents.
Series C Convertible Preferred Stock Offering
On May 29, 2026 and June 2, 2026, we issued an aggregate of 1,000,000 shares of our Series C Convertible Preferred Stock in a private placement for aggregate gross proceeds of $100.0 million. We used the net proceeds to fund a portion of our SHOP acquisitions and to pay down amounts outstanding under the Revolver. The Series C Convertible Preferred Stock bear cumulative dividends at an initial rate of 6.00% per annum, stepping up to 8.00% beginning June 2, 2030 and increasing by 2.00% on each anniversary thereafter up to a maximum of 12.00%, in each case to the extent not redeemed or converted. The Series C Convertible Preferred Stock is convertible into our common stock at an implied conversion price of $43.00 per share, subject to customary anti-dilution adjustments, and may be redeemed by us at our option on or after June 2, 2030 at the $100 per share liquidation preference plus accrued dividends. No additional shares of Series C Convertible Preferred Stock have been issued since June 2, 2026. See Note 5 – “Equity” for a complete description of the terms of the Series C Convertible Preferred Stock.
Common Stock Repurchase Program
In August 2025, the Board approved a $50 million common stock repurchase program (the “Stock Repurchase Program”), pursuant to which we may repurchase shares of our common stock from time to time in the open market, including through block purchases, through privately negotiated transactions or pursuant to any Rule 10b5-1 trading plan, in accordance with applicable securities laws. The Stock Repurchase Program does not obligate us to repurchase any dollar amount or number of shares and may be suspended or discontinued at any time. No shares were repurchased during the nine months ended September 30, 2026 or from October 1, 2026 through November 2, 2026, as we have prioritized available capital toward SHOP community acquisitions and debt repayment. As of November 2, 2026, approximately $44 million remained available for repurchases under the Stock Repurchase Program.

Off-Balance Sheet Arrangements
As of September 30, 2026, we have investments in four unconsolidated joint ventures with ownership interests of 49%, 49%, 15% and 12.5%. The aggregate carrying amount of debt incurred by these ventures, including both our and our partners’ share, was approximately $149.8 million (of which our proportionate share is approximately $28.2 million). See Note 2 – “Summary of Significant Accounting Policies” to our accompanying condensed consolidated financial statements for additional information regarding our unconsolidated joint ventures. We have no other off-balance sheet arrangements that we expect would materially affect our liquidity and capital resources.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. In pursuing our business and investment objectives, the primary market risk to which we are exposed is interest rate risk.
We may be exposed to the effects of interest rate changes primarily as a result of debt used to acquire seniors housing communities, including borrowings under the Credit Facility. The analysis below presents the sensitivity of the value of our variable rate financial obligations to selected changes in market interest rates. The range of changes chosen reflects our view of changes which are reasonably possible over a one-year period.
As of September 30, 2026, we had $169.0 million of unhedged borrowings outstanding under the Revolver (before the netting of unamortized debt issuance costs) that bears interest at a variable rate. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources,” for a detailed discussion of our Credit Facility. On September 30, 2026, SOFR on our outstanding floating-rate borrowings was 3.91%. Assuming no increase in the amount of our variable interest rate debt, if SOFR increased 100 basis points, our cash flow would decrease by approximately $1.7 million annually. Assuming no increase in the amount of our variable rate debt, if SOFR were reduced 100 basis points, our cash flow would increase by approximately $1.7 million annually.
Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve our objectives, we may borrow at fixed rates or use derivative instruments to hedge variable rate exposures. We may enter into additional derivative financial instruments, including interest rate swaps and caps, in order to mitigate our interest rate risk on our future borrowings. We will not enter into derivative transactions for speculative purposes. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Sources of Liquidity—Debt Financing,” for a description of our interest rate swaps.
In addition to changes in interest rates, the value of our investments is subject to fluctuations based on changes in local and regional economic conditions and changes in the creditworthiness of our operators and residents, which may affect our ability to refinance our debt if necessary.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2026, our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
No changes were made to our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Effectiveness of Controls and Procedures
In designing and evaluating our disclosure controls and procedures and our internal control over financial reporting, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.
PART II OTHER INFORMATION
Item 1. Legal Proceedings
We are not currently a party to any pending legal proceeding or litigation that we believe would reasonably be likely to have a material adverse effect on our financial condition or results of operations. From time to time, we may become involved in litigation relating to claims arising out of our operations in the normal course of business. In addition, as a result of our RIDEA structure, we are ultimately responsible for certain operational liabilities at our seniors housing communities, including potential professional and general liability claims and employment-related matters; as of September 30, 2026, no such claims were pending that we believed would have a material adverse effect on our financial position, results of operations, or cash flows. See Note 9 – “Commitments and Contingencies” for additional information. There can be no assurance that matters that may arise in the future, individually or in the aggregate, will not have a material adverse effect on our financial condition or results of operations in any future period.
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
Under the REIT tax rules, the seniors housing communities in our SHOP segment that are “qualified healthcare properties” generally must be operated and managed for us by third-party managers and we have limited rights to direct or influence the business or operations of those communities. Both our qualified and non-qualified healthcare properties in our SHOP segment are managed or sub-managed by third-party managers. However, in each case, we nonetheless participate directly in the financial performance of the communities’ operations and are ultimately responsible for all operational risks and other liabilities of such properties, other than those arising out of certain actions by our managers, such as gross negligence, fraud or willful misconduct. These risks include, and our financial performance is impacted by, among other things, fluctuations in occupancy levels, the inability to charge desirable resident fees (including anticipated increases in those fees), increases in the cost of food, supplies, energy, labor (as a result of labor shortages, unionization, inflation or otherwise) or other services, rent control regulations, national and regional economic conditions, the imposition of new or increased taxes, capital expenditure requirements, changes in management or equity, accounting misstatements, professional and general liability claims, litigation and regulatory actions and the availability and cost of insurance. Additionally, new or smaller third-party managers may have less experience in managing these seniors housing communities and may require more oversight or attention. Any one or a combination of these factors could impact the performance of our SHOP segment, which could adversely affect our business, financial condition and results of operations.
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
From time to time, we or our managers or sub-managers may be subject to lawsuits, investigations, claims and other legal or regulatory proceedings arising out of our or their alleged actions or inactions. Also, in certain circumstances, regardless of whether we are a named party in a lawsuit, investigation, claim or other legal or regulatory proceeding, we may be contractually obligated to indemnify, defend and hold harmless our managers, sub-managers and other third parties against, or may otherwise be responsible for such actions, proceedings or claims. These claims may include, among other things, professional liability and general liability claims, commercial liability claims, unfair business practices claims, class action claims, employment-related claims, as well as regulatory proceedings, including proceedings related to our SHOP communities, where we are typically the holder of the applicable healthcare license. In addition, some of our properties may be in states in which the litigation environment may pose a significant business risk to us.
In our operating assets, we are generally responsible for all liabilities of the properties, including any lawsuits, investigations, claims and other legal or regulatory proceedings, other than those arising out of certain limited actions by our managers or sub-managers, such as those caused by gross negligence, fraud or willful misconduct. As a result, we have exposure to, among other things, professional and general liability claims, employment-related claims and the associated litigation and other costs related to defending and resolving such claims, some of which may be uninsured, either as a result of insufficient coverage or unavailability of coverage at a reasonable price.
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
On September 3, 2026, the Company issued 8,853 shares of its common stock to a holder of the Operating Partnership’s OP Units (the “Holder”) in connection with the Holder’s redemption of 8,853 OP Units issued to the Holder by the Operating Partnership on April 19, 2023 in connection with the Holder’s contribution of certain assets to the Operating Partnership. Pursuant to the terms of the Operating Partnership’s partnership agreement, OP Units may be redeemed by the holder after a one-year holding period for either cash or shares of common stock of the Company, such form of redemption consideration to be determined at the sole discretion of the Company. The issuance of these shares of common stock was effected in reliance upon the exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, based on the fact that the issuance was not a “public offering” as defined in Section 4(a)(2) due to the insubstantial number of persons involved in the transaction, manner of the issuance and number of securities issued.

Issuer Purchases of Equity Securities
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Insider Trading Arrangements
During the three months ended September 30, 2026, none of our directors or executive officers adopted, modified, or terminated any contract, instruction, or written plan for the purchase or sale of our securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended, or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

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

10.1†
Employment Agreement by and between Matthew Whitlock and Inter-American Management LLC, effective as of August 3, 2026 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on August 3, 2026)

10.2†
Second Amendment to Employment Agreement by and among Inter-American Management LLC, Chiron Real Estate Inc. and Alfonzo Leon, effective as of August 3, 2026 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K as filed with the SEC on August 3, 2026)

10.3†
Employment Agreement by and between Jamie Barber and Inter-American Management LLC, effective as of July 16, 2026 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on July 17, 2026)

10.4†
Employment Agreement by and between Robert Zeiller and Inter-American Management LLC, effective as of July 16, 2026 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K as filed with the SEC on July 17, 2026)

10.5†
Employment Agreement by and between Aaron Roseth and Inter-American Management LLC, effective as of July 16, 2026 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K as filed with the SEC on July 17, 2026)

10.6†
Employment Agreement by and between Danica Holley and Inter-American Management LLC, effective as of July 16, 2026 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K as filed with the SEC on July 17, 2026)

10.7†*	Form of Option Award Agreement (Plan Awards)

10.8†*	Form of Option Award Agreement (Inducement Awards)

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

*Filed herewith.
**Furnished herewith. Such certification shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended.
†    Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Chiron Real Estate Inc.

Date: November 6, 2026	By:	/s/ Mark O. Decker, Jr.
Mark O. Decker, Jr.
Chief Executive Officer (Principal Executive Officer)

Date: November 6, 2026	By:	/s/ Robert J. Kiernan
Robert J. Kiernan
Chief Financial Officer (Principal Financial and Accounting Officer)